Form 10-Q
period 2000-06-30
SOHU COM INC
filed 2000-08-23
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
COMMISSION FILE NUMBER 000-30961

Sohu.com Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	98-0204667
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

     7 Jianguomen Nei Avenue
Suite 1519, Tower 2
Bright China Chang An Building
Beijing 100005
People’s Republic of China
86-10-6510-2160

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [x]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 23, 2000

Common stock, $.001 par value	31,224,216

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOHU.COM INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED, IN THOUSANDS OF US DOLLARS)

		Pro Forma June 30, 2000
	June 30, 2000		December 31, 1999

ASSETS
Current assets
Cash and cash equivalents	$23,373	$78,686	$3,924
Accounts receivable, net	1,146	1,146	438
Prepaid expenses and other current assets	335	335	126

Total current assets	24,854	80,167	4,488
Fixed assets, net	3,362	3,362	999
Other assets, net	4,401	2,206	1,589

Total assets	$32,617	$85,735	$7,076

LIABILITIES AND SHAREHOLDERS’
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,228	$1,228	$500
Accrued liabilities	2,789	2,789	1,411

Total current liabilities	4,017	4,017	1,911
Commitments and contingencies (Note 6)
Mandatorily redeemable convertible
preferred stock	43,819	-	10,207
Shareholders’ equity (deficit)
Preferred stock	3	-	3
Common stock	9	31	9
Additional paid-in capital	2,239	99,157	382
Deferred stock compensation and other	(1,433)	(1,433)	(22)
Accumulated deficit	(16,037)	(16,037)	(5,414)

Total shareholders’ equity (deficit)	(15,219)	81,718	(5,042)

Total liabilities and shareholders’
equity (deficit)	$32,617	$85,735	$7,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended June 30, 2000	Three months ended June 30, 1999	Six months ended June 30, 2000	Six months ended June 30, 1999

Revenues	$1,330	$434	$2,172	$667

Operating expenses:
Cost of revenues	1,172	272	1,983	444
Product development	543	84	891	139
Sales and marketing	2,938	163	4,471	289
General and administrative	1,264	250	1,780	413
Stock-based compensation*	237	36	438	36

Total operating expenses	6,154	805	9,563	1,321

Operating loss	(4,824)	(371)	(7,391)	(654)

Interest income (expense), net	402	5	433	12

Net loss	(4,422)	(366)	(6,958)	(642)
Accretion on mandatorily redeemable
preferred stock	(2,106)	(114)	(3,665)	(228)

Net loss attributable to
common stockholders	$(6,528)	$(480)	$(10,623)	$(870)

Basic and diluted net loss per share
attributable to common stockholders	$(0.69)	$(0.05)	$(1.13)	$(0.09)

Shares used in computing basic and
diluted net loss per share	9,416	9,386	9,416	9,325

Basic and diluted pro forma net loss
per share	$(0.17)		$(0.27)

Shares used in computing basic and
diluted pro forma net loss per share	26,624		26,287

* Stock-based compensation
Cost of revenues	0	10	6	10
Product development	0	9	4	9
Sales and marketing	13	11	31	11
General and administrative	223	6	397	6

	237	36	438	36

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, IN THOUSANDS OF US DOLLARS)

	Six months ended June 30, 2000	Six months ended June 30, 1999

Cash flows from operating activities:
Net loss	$(6,958)	$(642)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss (gain) on disposal of fixed assets	2	(3)
Depreciation and amortization	449	51
Stock-based compensation expense	438	36
Changes in assets and liabilities:
Accounts receivable	(708)	(331)
Prepaids and other current assets	(209)	(48)
Accounts payable	728	107
Accrued liabilities	1,387	417

Net cash used in operating activities	(4,871)	(413)
Cash flows from investing activities:
Acquisition of fixed assets	(2,820)	(251)
Acquisition of other assets	(2,929)	(57)
Disposal of fixed assets	122	7

Net cash used in investing activities	(5,627)	(301)
Cash flows from financing activities:
Short-term loan	2,899	-
Repayment of short-term loan	(2,899)	-
Issuance of mandatorily redeemable
convertible preferred stock	29,947	-

Net cash provided by financing activities	29,947	-

Net increase/(decrease) in cash and cash
equivalents	19,449	(714)
Cash and cash equivalents at beginning of period	3,924	1,232

Cash and cash equivalents at end of period	$23,373	$518

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS, UNAUDITED)

1. THE COMPANY AND BASIS OF PRESENTATION
Sohu.com Inc. (“Sohu” or the ‘‘Company’’) was incorporated in Delaware, USA in August 1996 under the name of Internet Technologies China Incorporated, and changed its name to Sohu.com Inc. in September 1999.

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1, (File No. 333-96137), as amended and filed with the Securities and Exchange Commission (the "SEC") on July 5, 2000 (the “Registration Statement”).

2. RECENT ACCOUNTING PRONOUNCEMENT
In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the last quarter of 2000 with earlier application encouraged. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

3. STOCK SPLITS
On October 15, 1999, the Company effected a five-for-one split of its outstanding common stock, and on June 22, 2000, the Company effected a 2.6-for-one split of its outstanding common stock. All shares and per share amounts have been retroactively adjusted to reflect these stock splits.

4. NET LOSS PER SHARE
Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Since the Company has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants and mandatorily redeemable convertible preferred stock would be anti-dilutive. Pro forma basic and diluted net loss per share is computed as described above and also gives effect, under SEC guidance, to the automatic conversion of all outstanding shares of mandatorily redeemable convertible preferred stock (using the if-converted method) in connection with the Company's initial public offering in July 2000.

5. SUBSEQUENT EVENTS
On July 17, 2000, the Company completed an underwritten initial public offering of 4,600,000 shares of common stock at $13 per share for total proceeds of $59.8 million. All common stock were offered by the Company. After deducting underwriting commissions of $4.2 million and other offering expenses of approximately $2.4 million, net proceeds to the Company are approximately $53.2 million. Simultaneously with the closing of the initial public offering, all 14,194,440 shares of preferred stock outstanding prior to the offering converted automatically into 17,208,550 shares of common stock. The unaudited June 30, 2000 pro forma condensed consolidated balance sheet gives effect to (i) net cash received of $55.3 million from the initial public offering of 4,600,000 shares of common stock at a price of $13 per share less underwriting commissions of $4.2 million and $300,000 in offering expenses deducted by the underwriter from total proceeds; (ii) the transfer of deferred offering costs of $2.2 million as of June 30, 2000 from other assets to additional paid-in-capital to be offset against the net proceeds, and (iii) the automatic conversion of all outstanding preferred stock into common stock concurrent with the Company’s initial public offering.

On July 12, 2000, Dr. Charles Zhang, the Company’s founder, President and Chief Executive Officer, agreed with Pacific Century Cyberworks Limited, an affiliate of one of the holders of the Company’s Series D preferred stock, to procure Sohu.com Inc. to purchase within a period of three years not less than $6.0 million of services, including but not limited to, broadband, web distribution, advertising, consultancy services and such other services, from Pacific Century Cyberworks Limited and its affiliated group companies at their then current fees and charges.

6. COMMITMENTS AND CONTINGENCIES
The People’s Republic of China (“PRC”) market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business and to conduct online advertising in the PRC. Though the PRC has, since 1978, implemented wide range market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear regarding in what specific segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC and this could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
As used in this quarterly report, references to “us”, “we”, “our”, “our company”, “Sohu” and “Sohu.com” are to Sohu.com Inc., our subsidiary Sohu ITC Information Technology (Beijing) Co., Ltd. and our affiliate Beijing Sohu Online Network Information Services, Ltd., and these references should be interpreted accordingly. Except where the context requires otherwise, these references include all of our subsidiaries. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect", "anticipate", "intend", "believe", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption "Risk Factors" set forth herein.

OVERVIEW
Sohu, having introduced the first Chinese language online directory, is a leading Internet portal in China in terms of brand recognition, page views and registered users. In June 2000, we averaged 16.4 million page views per day, as of June 30, 2000 had 3.2 million registered e-mail users and our online directory contained over 270,000 Chinese language Web listings. Our portal consists of the following:

  sophisticated Chinese language Web navigational and search capabilities utilizing proprietary technology;
  twelve main content channels containing multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career;
  Web-based communications and community services providing free Chinese language e-mail, online bulletin boards, chat rooms and instant messaging; and
  a platform for e-commerce services.

Sohu was incorporated in Delaware, USA during August 1996 as Internet Technologies China Incorporated and in September 1999 was re-named Sohu.com Inc.

Sohu has incurred significant net losses and has negative cash flows from operations since inception. These losses have been funded through the issuance of equity securities. Sohu intends to significantly increase spending on marketing and brand development, content enhancements and technology and infrastructure. As a result, Sohu anticipates net losses to increase significantly in the foreseeable future.

Significant events in the 3 months ended June 30, 2000:
On March 1, 2000, Sohu entered into a one-year non-exclusive agreement with an affiliate of Nokia Corporation, under which Sohu is Nokia’s preferred partner in China for the co-development of wireless access protocol, or WAP, mobile Internet services, as well as short message services, or SMS. Sohu is currently Nokia’s only content partner for WAP and SMS services in China, and is responsible for aggregating content, such as stock quotes, news, e-mail and advertising, and tailoring it for mobile telephone users. Sohu commenced providing content for this WAP service on April 27, 2000.

In May 2000, Sohu, together with an affiliate of Nokia Corporation, entered into a six-month cooperation memoranda of understanding, or MOUs, with eight PRC provincial wireless telecommunications operators. Under the terms of these MOUs, Sohu will be responsible for identifying and developing content for new WAP applications and services.

In May 2000, the State Administration of Industry and Commerce, or SAIC, selected a number of Internet companies in the PRC to participate in a one-year online advertising trial program. The SAIC is expected to formulate online advertising regulations based on the information gathered during the trial program. Sohu was selected as one of the Internet companies that will participate in the trial program. We also obtained a one-year advertising business permit from SAIC on May 18, 2000.

Substantially all operations are conducted through Sohu ITC Information Technology (Beijing) Co., Ltd., or Beijing ITC, a wholly owned PRC subsidiary, which was incorporated in 1997. Under current PRC regulations, foreign companies such as Sohu may not own or operate telecommunications businesses in China, which may include the operation of Internet content provision businesses. As a result, in June 2000 Sohu restructured our operations in the PRC. As part of this restructuring, content-related operations were transferred to Beijing Sohu Online Network Information Services, Ltd., or Beijing Sohu, a PRC company that is 80% owned by Charles Zhang, Sohu’s founder, President and Chief Executive Officer, and 20% owned by Jinmei He, an executive officer of Beijing ITC. Beijing Sohu is not a subsidiary of Sohu. PRC regulations currently restrict us from holding an equity interest in Beijing Sohu. As a result, the assets, liabilities and results of operations of Beijing Sohu are not consolidated with those of Sohu. However, as Sohu will continue to provide financial support and assistance to Beijing Sohu, to the extent that losses are incurred by Beijing Sohu in the future, Sohu will record those losses in our consolidated financial statements.

On July 12, 2000, Dr. Charles Zhang, our founder, President and Chief Executive Officer, agreed with Pacific Century Cyberworks Limited, an affiliate of one of the holders of our Series D preferred stock, to procure Sohu.com Inc. to purchase within a period of three years not less than $6.0 million of services, including but not limited to, broadband, web distribution, advertising, consultancy services and such other services, from Pacific Century Cyberworks Limited and its affiliated group companies at their then current fees and charges.

On July 17, 2000, we completed an underwritten initial public offering of 4,600,000 shares of common stock at $13 per share for total proceeds of $59.8 million. All common stock were offered by Sohu. After deducting underwriting commissions of $4.2 million and other offering expenses of approximately $2.4 million, net proceeds to us were $53.2 million. Simultaneously with the closing of the initial public offering, all 14,194,440 shares of preferred stock outstanding prior to the offering converted automatically into 17,208,550 shares of common stock.

Total employees were 320 at June 30, 2000 an increase of 114 from the 206 employees at March 31, 2000.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
REVENUES
Revenues increased by $896,000 to $1.3 million for the three months ended June 30, 2000 and increased by $1.5 million to $2.2 million for the six months ended June 30, 2000 as compared to the corresponding 3 and 6 month periods in 1999. Sales increased due to higher dollar advertising contracts and more new customers. To date, Sohu has not recorded any revenues from barter or e-commerce transactions, but have engaged in pilot trials of e-commerce activities.

COSTS AND EXPENSES
Cost of Revenues
Cost of revenues increased by $900,000 to $1.2 million for the three months ended June 30, 2000 and increased by $1.5 million to $2.0 million for the six months ended June 30, 2000 as compared to the corresponding 3 and 6 month periods in 1999. The increases in the cost of revenues for the periods indicated were consistent with the development of our Web site over the past year. We incurred additional personnel costs associated with increasing the breadth and depth of our channel and feature offerings, higher bandwidth leasing charges due to leasing of additional bandwidth from the Beijing Telecom Administration and higher hardware and software amortization costs associated with the acquisition of additional servers and storage devices.

Product Development Expenses
Product development expenses increased by $459,000 to $543,000 for the three months ended June 30, 2000 and increased by $752,000 to $891,000 for the six months ended June 30, 2000 as compared to the corresponding 3 and 6 month periods in 1999. The increases in product development expenses for the three and six months ended June 30, 2000 as compared to the corresponding periods ended June 30, 1999 are attributable to increased staffing costs and associated support for engineers.

Sales and Marketing Expenses
Sales and marketing expenses increased by $2.8 million to $2.9 million for the three months ended June 30, 2000 and increased by $4.2 million to $4.5 million for the six months ended June 30, 2000 as compared to the corresponding 3 and 6 month periods in 1999. The increase in sales and marketing expenses for the three and six months ended June 30, 2000 as compared to the corresponding periods ended June 30, 1999 are attributable to the launch of new advertising campaigns, including print, radio billboard advertising and hosting of promotional events as well as an increase in personnel costs associated with the expansion of sales and marketing staff. For the June 30, 2000 quarter Sohu’s registered user base increased by 1.7 million at a cost per new subscriber of $1.73.

Sales and marketing costs are expected to increase in the future as Sohu enhances our brand and attracts new users. The largest component of sales and marketing expense is third party promotional spending which is closely tied to new user growth.

General And Administrative Expenses
General and administrative expenses increased by $1.0 million to $1.3 million for the three months ended June 30, 2000 and increased by $1.4 million to $1.8 million for the six months ended June 30, 2000 as compared to the corresponding 3 and 6 month periods in 1999. The increases in general and administrative expenses for the three and six months ended June 30, 2000 as compared to the corresponding periods ended June 30, 1999 are attributable to increased staffing, office space expansion and professional fees.

The expansion of the Guangzhou and Shanghai offices and the opening of new offices in Hong Kong, Silicon Valley and other parts of China to conduct sales and marketing, and to assist Sohu in developing content partner relationships, may result in Sohu hiring additional staff and purchasing additional office equipment and computer and networking equipment, all of which will increase general and administrative expenses.

Stock Based Compensation Expense
Stock based compensation expense increased by $201,000 to $237,000 for the three months ended June 30, 2000 and increased by $402,000 to $438,000 for the six months ended June 30, 2000 as compared to the corresponding 3 and 6 month periods in 1999. The increases in stock based compensation expense for the three and six months ended June 30, 2000 as compared to the corresponding periods ended June 30, 1999 are attributable to January 2000 stock option grants where the exercise price was less than the fair market value of the stock on the grant date.

Operating Loss
As a result of the foregoing, we had an operating loss of $7.4 million for the six months ended June 30, 2000 compared to $654,000 for the same period in 1999, and an operating loss of $4.8 million for the three months ended June 30, 2000 compared to $371,000 for the same period in 1999.

Interest Income (Expense), Net
Interest income increased by $397,000 to $402,000 for the three months ended June 30, 2000 and increased by $421,000 to $433,000 for the six months ended June 30, 2000 as compared to the corresponding 3 and 6 month periods in 1999. The increases in interest income for the three and six months ended June 30, 2000 as compared to the corresponding periods ended June 30, 1999 are attributable to higher cash and short-term investment balances as a result of proceeds from the sale of Series D preferred stock in February 2000.

Net loss, Accretion On Mandatorily Redeemable Preferred Stock and Net loss Attributable to Common
Stockholders
As a result of the foregoing, we had a net loss of $7.0 million for the six months ended June 30, 2000 compared to $642,000 for the same period in 1999, and a net loss of $4.4 million for the three months ended June 30, 2000 compared to $366,000 for the same period in 1999.

Accretion on mandatorily redeemable preferred stock increased by $2.0 million to $2.1 million for the three months ended June 30, 2000 and increased by $3.4 million to $3.6 million for the six months ended June 30, 2000 as compared to the corresponding 3 and 6 month periods in 1999. The increases in accretion on mandatorily redeemable preferred stock for the three and six months ended June 30, 2000 as compared to the corresponding periods ended June 30, 1999 are attributable to most of the accretion arising on Series C and Series D preferred stock issued in October 1999 and February 2000, respectively, and therefore did not affect the 1999 three or six month results.

Net loss attributable to common stockholders was $10.6 million for the six months ended June 30, 2000 compared to $870,000 for the same period in 1999, and net loss attributable to common stockholders of $6.5 million for the three months ended June 30, 2000 compared to $480,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
From inception to June 30, 2000, Sohu primarily financed net cash used in operating and investing activities of approximately $15.8 million through proceeds of $39.2 million from preferred stock private placements and a $2.9 million short-term bank loan repaid in April 2000. As of June 30, 2000, Sohu had $23.4 million in cash and cash equivalents. As a result of the completion of our initial public offering on July 17, 2000, Sohu had approximately US$76 million in cash and cash equivalents at July 31, 2000.

Net cash used in operating activities during the six months ended June 30, 2000 increased by $4.5 million to $4.9 million as compared to the six months ended June 30, 1999. This increase was due to costs associated with increases in personnel, overhead and increased sales and marketing initiatives associated with the development of Sohu. Accounts receivable increased from $438,000 at December 31, 1999 to $1.1 million at June 30, 2000 because of higher sales during the six months ended June 30, 2000 and an increase in number of days sales outstanding from an average of 55 days during 1999 to 63 days at June 30, 2000.

Net cash used in investing activities during the six months ended June 30, 2000 increased by $5.3 million to $5.6 million as compared to the six months ended June 30, 1999. This increase was due to the purchase of computer equipment, servers, leasehold improvements, other fixed assets, computer software, a long term investment and capitalized expenses related to our initial public offering. During the six months ended June 30, 2000, Sohu invested $2.8 million in fixed assets and expects to make total fixed asset and capital purchases for the year 2000 of approximately $7.0 million.

Net cash provided by financing activities during the six months ended June 30, 2000 increased by $29.9 million to $29.9 million as compared to the six months ended June 30, 1999. This increase was due to the issuance of Series D convertible preferred stock.

Sohu’s principal commitments consist of obligations under various operating leases for office facilities. Operating leases commitments will increase due to continued growth in operations and staffing. Sohu expects that capital expenditures in 2000 and 2001 will primarily consist of purchases of additional servers, computer software, workstations, technological improvements to network infrastructure and strategic joint ventures or acquisitions.

Sohu believes that current cash and cash equivalents will be sufficient to meet anticipated significant increases in working capital (net cash used in operating activities), commitments and capital expenditures cash needs for at least the next twelve months. Sohu may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Sohu cannot be assured that financing will be available in amounts or on terms acceptable to us, if at all.

Chinese regulations limit Sohu’s ability to convert renminbi into foreign currency for capital items. While operations in China are currently a net user of cash, the ability to use future cash generated in China for expenditures outside of China may be restricted. If the renminbi were to decline in value, our revenues in US dollar terms would be reduced.

RISK FACTORS
Risks relating to Sohu.com
We have incurred net losses since inception and anticipate that losses will continue.
We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $16 million at June 30, 2000. We anticipate that we will continue to incur substantial net losses due to a high level of planned operating and capital expenditures, including increased sales and marketing costs, additional personnel hires, and greater levels of product development. Our net losses may continue to increase in the future and we may never achieve or sustain profitability.

We have a limited operating history, which may make it difficult for investors to evaluate our business.
We began offering products and services under the www.Sohu.com Web site in February 1998. Accordingly, we have a limited operating history upon which investors can evaluate our business. In addition, our senior management and employees have worked together at our company for only a relatively short period of time. As an early stage company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

  increase our online advertising revenues and successfully build an e-commerce business, given the early stage of development of the PRC Internet industry;
  continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer; and
  maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings.

If we are unsuccessful in addressing these risks, our business, financial condition and results of operations will be materially and adversely affected.

PRC Internet laws and regulations are unclear and will likely change in the near future. If we are found to be in violation of current or future PRC laws or regulations, we could be subject to severe penalties.
We conduct our Internet business solely in the PRC through our wholly owned subsidiary, Sohu ITC Information Technology (Beijing) Co., Ltd., or Beijing ITC. Beijing ITC is a wholly foreign owned enterprise, or a WFOE, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In addition, pursuant to our recent restructuring, we transferred certain of our assets and operations to Beijing Sohu Online Network Information Services, Ltd., or Beijing Sohu, a PRC company that is 80% owned by our President and Chief Executive Officer. We do not have any ownership interest in Beijing Sohu.

The PRC has recently begun to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. In addition, there will likely be new PRC Internet laws and regulations adopted in the near future. Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours.

Issues, risks and uncertainties relating to PRC government regulation of the PRC Internet sector include the following:

  A prohibition on foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services, may be applied to Internet businesses such as ours. Some officials of the PRC Ministry of Information, or MII, have taken the position that foreign investment in the Internet sector is prohibited.
  The MII has also stated recently that it intends to adopt new laws or regulations governing foreign investment in the PRC Internet sector in the near future. If these new laws or regulations are inconsistent with our restructuring, our business will be severely impaired.
  Under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization, or WTO, foreign investment in PRC Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter. However, the implementation of this agreement is still subject to various conditions, including approval by the U.S. Congress and the PRC National People’s Congress, and the agreement also faces opposition in the United States from various parties, including trade unions, environmentalists and human rights organizations.
  The MII has also stated recently that the activities of Internet content providers are also subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation may include online advertising and online news reporting.

The interpretation and application of existing PRC laws and regulations, the stated positions of the MII and the possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, PRC Internet companies, including us.

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s or Beijing Sohu’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s or Beijing Sohu’s current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us, Beijing ITC or Beijing Sohu.

If we, Beijing ITC or Beijing Sohu are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

  levying fines;
  confiscating our, Beijing ITC’s or Beijing Sohu’s income;
  revoking our, Beijing ITC’s or Beijing Sohu’s business license;
  shutting down our, Beijing ITC’s or Beijing Sohu’s servers and/or blocking our Web sites;
  requiring us, Beijing ITC or Beijing Sohu to restructure our ownership structure or operations; and
  requiring us, Beijing ITC or Beijing Sohu to discontinue any portion or all of our Internet business.

Any of these actions could cause our business, financial condition and results of operations to suffer and the price our common stock to decline.

We have attempted to comply with restrictions on foreign investment in the PRC Internet sector imposed by the PRC government by transferring our content-related assets and operations to, and entering into agreements with, Beijing Sohu, a PRC company controlled by our President and Chief Executive Officer. If the PRC government finds that these agreements do not comply with the relevant foreign investment restrictions, our business in the PRC will be adversely affected.
Because the PRC government restricts foreign investment in Internet-related businesses, we have restructured our Internet operations by having Beijing Sohu acquire appropriate government approvals to conduct our content-related operations. In addition, we have transferred our content-related assets and operations to Beijing Sohu. The legal uncertainties associated with PRC government regulations and our restructuring may be summarized as follows:

  whether the PRC government may view our restructuring as being in compliance with its laws and regulations;
  whether the PRC government may impose additional regulatory requirements with which we or Beijing Sohu may not be in compliance; and
  whether the PRC government will permit Beijing Sohu to acquire future licenses necessary in order to conduct operations in the PRC.

We cannot be sure that our restructured operations and activities will be viewed by PRC regulatory authorities as in compliance with applicable PRC laws and regulations. Our business will be adversely affected if our business license is revoked as a result of non-compliance. In addition, we cannot be sure that we and Beijing Sohu will be able to obtain all of the licenses we or Beijing Sohu may need in the future. Future changes in PRC government policies affecting the provision of information services, including the provision of online services and Internet access, may impose additional regulatory requirements on us or Beijing Sohu or our service providers or otherwise harm our business.

We depend upon contractual arrangements with Beijing Sohu for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.
Because we conduct our Internet business only in the PRC, and because we are restricted by the PRC government from owning Internet content operations in the PRC, we are dependent on Beijing Sohu, in which we have no ownership interest, to provide those services through contractual agreements between the parties. This arrangement may not be as effective in providing control over our Internet content operations as direct ownership of these businesses. For example, Beijing Sohu could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu fails to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

Beijing Sohu is controlled by Charles Zhang, our chief executive officer. As a result, our contractual relationships with Beijing Sohu could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

Even if we are in compliance with PRC governmental regulations relating to licensing and foreign investment prohibitions, the PRC government may prevent us from distributing, and we may be subject to liability for, content that it believes is inappropriate.
The PRC has enacted regulations governing Internet access and the distribution of news and other information. In the past, the PRC government has stopped the distribution of information over the Internet that it believes to violate PRC law, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the PRC government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside the PRC at its sole discretion. Even if we comply with PRC governmental regulations relating to licensing and foreign investment prohibitions, if the PRC government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business would be harmed.

We are also subject to potential liability for content on our Web sites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the MII.

Furthermore, we are required to delete content that clearly violates the laws of the PRC and report content that we suspect may violate PRC law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our Web sites.

We may have to register our encryption software with PRC regulatory authorities, and if they request that we change our encryption software, our business operations will be disrupted as we develop or license replacement software.
Pursuant to the Regulations for the Administration of Commercial Encryption promulgated at the end of 1999, foreign and domestic PRC companies operating in the PRC are required to register and disclose to PRC regulatory authorities the commercial encryption products they use. Because these regulations have just recently been adopted and because they do not specify what constitutes encryption products, we are unsure as to whether or how they apply to us and the encryption software we utilize. We may be required to register, or apply for permits with the relevant PRC regulatory authorities for, our current or future encryption software. If PRC regulatory authorities request that we change our encryption software, we may have to develop or license replacement software, which could disrupt our business operations. In addition, we may be subject to potential liability for using software that is subsequently deemed to be illegal by the relevant PRC regulatory authorities. These potential liabilities might include fines, product confiscation and criminal sanctions. We cannot assure you that our business, financial condition and results of operations will not be materially and adversely affected by the application of these regulations.

We depend on online advertising for substantially all of our revenues.
We derive substantially all of our revenues from the sale of online advertising on our Web sites. For 1999 and the six months ended June 30, 2000, online advertising revenues represented approximately 75% and 96%, respectively, of our total revenues. In addition, our business plan is heavily dependent on the anticipated expansion of online advertising in China and the growth of our revenue is heavily dependent on online advertising.

The online advertising market in China is new and relatively small. Our ability to generate and maintain significant online advertising revenues in China will depend, among other things, on:

  the development of a large base of users possessing demographic characteristics attractive to advertisers;
  downward pressure on online advertising prices;
  the development of independent and reliable means of verifying traffic; and
  the effectiveness of our advertising delivery, tracking and reporting systems.

The development of Web software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. The expansion of ad blocking on the Internet may decrease our revenues because when an ad is blocked, it is not downloaded from our ad server. As a result, such advertisements will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on our portal because of the use by third parties of Internet advertisement blocking software. The use of Web software that blocks Internet advertisements may materially and adversely affect our business, financial condition and results of operations.

In addition, an element of our strategy is to diversify our revenue stream by entering into more Web site sponsorship arrangements and by introducing e-commerce services and generating e-commerce revenue. We may not be successful in implementing this strategy.

Accordingly, we may not be successful in generating significant future online advertising revenue or in diversifying our revenue stream, and the failure to do so would have a material adverse effect on our business, online advertising revenue and profitability.

Our operating results are likely to fluctuate significantly and may differ from market expectations.
Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors, many of which are beyond our control. As a result, we believe that year-to-year and quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors. In this event, the trading price of our common stock may fall.

We will not be able to attract visitors, advertisers and e-commerce merchants if we do not maintain and develop the Sohu brand.
Maintaining and further developing the Sohu brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers and e-commerce partners, we intend to increase substantially our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

Our success in promoting and enhancing the Sohu brand, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brand successfully or if visitors to our portal or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers and e-commerce partners. This could have a material and adverse effect on our business, financial condition and results of operations.

We may need additional capital and we may not be able to obtain it.
Our capital requirements are difficult to plan in our rapidly changing industry. We currently expect that we will need capital to fund additions to our portal and computer infrastructure, including any acquisitions of complementary assets, technologies or businesses we may pursue, as well as the expansion of our sales and marketing activities.

Our ability to obtain additional financing in the future is subject to a variety of uncertainties, including:

  investors’ perceptions of and appetite for Internet-related securities;
  conditions in the U.S. and other capital markets in which we may seek to raise financing;
  our future results of operations, financial condition and cash flows;
  the amount of capital that other PRC entities may seek to raise in foreign capital markets;
  PRC governmental regulation of foreign investment in Internet companies;
  economic, political and other conditions in the PRC;
  PRC governmental policies relating to foreign currency borrowings; and
  any new laws and regulations that may require various PRC government approvals for securities offerings by companies engaged in the Internet sector in the PRC.

Our inability to raise additional funds on terms favorable, or at all, may have a material and adverse effect on our business, financial condition and results of operations. For example, we may have to scale back our planned expenditures, which could adversely affect our growth prospects. For more information on our capital and financing requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources.”

If we fail to establish and maintain relationships with content providers, e-commerce merchants and technology providers, we may not be able to attract and retain users.
We rely on a number of third party relationships to attract traffic and provide content in order to make our portal more attractive to users and advertisers. Some content providers have recently increased the fees they charge us for their content. This trend could increase our operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. In addition, much of the third party content provided to our portal is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

Our business also depends significantly on relationships with leading e-commerce merchants and technology and infrastructure providers and the licenses that the technology providers have granted to us. Our competitors may seek to establish the same relationships as we have, which may adversely affect us. We may not be able to maintain these relationships or replace them on commercially attractive terms.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives.
Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, President and Chief Executive Officer of our company and the founder and President of Beijing Sohu. We rely on his expertise in our business operations and on his personal relationships with some of our principal stockholders, the relevant regulatory authorities, our customers and suppliers and Beijing Sohu. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into a confidentiality, non-competition and non- solicitation agreement with us. These officers also have employment agreements with Beijing ITC, our PRC operating subsidiary, which contain substantially similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non- competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

Rapid growth and a rapidly changing operating environment strain our limited resources.
We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As our audience and their Internet use increase, as the demands of our audience and the needs of our customers change and as the volume of online advertising and e-commerce activities increases, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

  adapt our services and maintain and improve the quality of our services;
  continue training, motivating and retaining our existing employees and attracting and integrating new employees; and
  developing and improving our operational, financial, accounting and other internal systems and controls.

Our advertising pricing model, which is based on charging a fixed fee to display advertisements for a specified time period, may not be profitable.
There are currently no industry standard pricing models used to sell advertising on the Internet. This makes it difficult to project our future advertising rates and revenues. The models we adopt may prove not to be profitable. Substantially all of our advertising revenues in 1999 were derived from charging a fixed fee to display an advertisement over a given time period. To the extent that minimum guaranteed impression levels are not met, we are required to provide additional impressions after the contract term and we accordingly defer the related revenue. The failure of our advertising model could have a material and adverse effect on our business, financial condition and results of operations

We may not be able to track the delivery of advertisements through our portal, which may make us less attractive to potential advertisers.
It is important to advertisers that we accurately measure the demographics of our user base and the delivery of advertisements through our portal. Companies may choose not to advertise on our portal or may pay less for advertising if they do not perceive to be reliable. We depend on third parties to provide us with some of these measurement services. If they are unable to provide these services in the future, we would need to perform these services ourselves or obtain these service from other providers. This could cause us to incur additional costs or cause interruptions or slowdowns in our business during the time we are replacing these services. We are currently implementing additional systems designed to collect information on our users. We may not be able to implement these systems successfully.

The loss of one of our significant advertisers could have a materially adverse impact on our overall revenues and have a material and adverse effect on our business, financial condition and results of operations.
For 1999, two of our advertisers, one of which is a stockholder, each accounted for more than 10% of our total revenues. In addition, in 1999, our five largest advertisers accounted for approximately 34% of our total revenues. In the 3 months ended June 30, 2000, no advertiser accounted for more than 10% of revenues and two advertisers, one of which is a stockholder, accounted for more than 5% of revenues. Total sales to the 5 largest customers were 26% in the quarter ended June 30, 2000 compared to 44% in the quarter ended June 30, 1999. We anticipate that we will continue to rely on a relatively small number of significant advertisers for a majority of our total revenues for the foreseeable future. Our business, financial condition and results of operations would be materially and adversely affected by the loss of one or more of our significant advertisers or a decrease in the volume of advertising by any of these advertisers.

During January 2000, we entered into multi-year advertising agreements with affiliates of Pacific Century Cyberworks Limited, Legend Holdings Limited and Hikari Tsushin, Inc. We also sold shares of our Series D preferred stock, which were subsequently converted into shares of our common stock upon the completion of our initial public offering, to these entities or their affiliates in January and February 2000. We expect to derive significant revenues from these advertising agreements. The loss of any of these agreements or a decrease in the volume of advertising by any of these advertisers would have a material adverse effect on our business, financial condition and results of operations.

Our strategy of acquiring complementary assets, technologies and businesses may fail and may result in equity or earnings dilution.
As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing portal business. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisitions we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations.

We will rely on dividends and other distributions on equity paid by our wholly-owned operating subsidiary to fund any cash requirements we may have.
We are a holding company with no operating assets other than the shares of Beijing ITC, our wholly-owned subsidiary in the PRC that owns and conducts our Internet business. We will rely on dividends and other distributions on equity paid by Beijing ITC for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC incurs debt on its own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC only out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC is also required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

Beijing ITC has incurred losses since its inception and is expected to continue to incurring losses in the foreseeable future. Therefore, we have not received any dividends or other distributions from Beijing ITC in the past and do not expect any dividends in the foreseeable future.

Until the China Trademark Office issues trademark registration certificates, we do not have exclusive rights over the mark “Sohu.com” in China.
China’s trademark law uses a “first-to-file” system for obtaining trademark rights. As a result, the first applicant to file an application for registration of a mark will preempt all other applicants. Prior use of an unregistered mark is generally irrelevant except for “well-known” marks. We have registered the domain name “Sohu.com” with Network Solutions and the domain name “Sohu.com.cn” with China Internet Network Information Center, a domain name registration service in China, and have full legal rights over these domain names. We have also filed trademark applications for the mark “Sohu.com” in Chinese and English with the China Trademark Office.

However, until actual registration certificates are issued by the China Trademark Office, we do not have exclusive rights over the mark “Sohu.com.”

We have applied for registration of the “Sohu.com” mark in Hong Kong and Taiwan, and plan to apply for registration in Malaysia and Singapore. Completion of these applications is subject to prior rights in the relevant jurisdictions. Any rejection of those applications may adversely affect our legal rights over the mark “Sohu.com” in those countries and regions.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.
We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources and could have a material and adverse effect on business, financial condition and results of operations .

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.
We cannot be certain that our products and services do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, and may in the future be, subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

We may be subject to, and may expend significant resources in defending against, claims based on the content and services we provide over our portal.
As our services may be used to download and distribute information to others, there is a risk that claims may be made against us for defamation, negligence, copyright or trademark infringement or other claims based on the nature and content of such information. Furthermore, we could be subject to claims for the online activities of our visitors and incur significant costs in their defense. In the past, claims based on the nature and content of information that was posted online by visitors have been made in the United States against companies that provide online services. We do not carry any liability insurance against such risks.

We could be exposed to liability for the selection of listings that may be accessible through our portal or through content and materials that our visitors may post in classifieds, message boards, chat rooms or other interactive services. If any information provided through our services contains errors, third parties may make claims against us for losses incurred in reliance on the information. We also offer Web-based e-mail services, which expose us to potential liabilities or claims resulting from:

  unsolicited e-mail;
  lost or misdirected messages;
  illegal or fraudulent use of e-mail; or
  interruptions or delays in e-mail service.

  Investigating and defending any such claims may be expensive, even if they do not result in liability.

  Risks relating to our markets
  We rely on online advertising sales for a significant portion of our future revenues, but the Internet has not been proven as a widely accepted medium for advertising.
  We expect to derive most of our revenue for the foreseeable future from Internet advertising, and to a lesser extent, from e-commerce. If the Internet is not accepted as a medium for advertising, our ability to generate revenues will be adversely affected.

  The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of Internet advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines. This could have a material adverse effect on our business, financial condition and results of operations

  Many of our current and potential advertising and e-commerce customers have only limited experience using the Internet for advertising or commerce purposes, and may not be willing to fully embrace the products and services we offer, which would adversely affect our future revenues and business expansion.
  The online advertising and e-commerce markets are new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising and e-commerce customers have limited experience using the Internet for advertising or commerce purposes and historically have not devoted a significant portion of their advertising and sales budgets to Internet-based advertising and e-commerce. Moreover, customers that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. In addition, companies may choose not to advertise or sell their products on our portal if they do not perceive our online advertising and e-commerce platform to be effective or our audience demographics to be desirable. The failure to successfully address these risks or execute our business strategy would significantly reduce our profitability and materially and adversely affect our financial condition and results of operations.

  We face intense competition which could reduce our market share and adversely affect our financial performance.
  The PRC Internet market is characterized by an increasing number of entrants because, among other reasons, the barriers to entry are relatively low. The market for Internet services and products, particularly Internet search and retrieval services and Internet advertising, is intensely competitive. In addition, the Internet industry is relatively new and constantly evolving and, as a result, our competitors may better position themselves to compete in this market as it matures.

  There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Some of our major competitors in China are major United States Internet companies, such as Yahoo! Inc. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as American Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

  substantially greater financial and technical resources;
  more extensive and well developed marketing and sales networks;
  better access to original content;
  greater global brand recognition among consumers; and
  larger customer bases.
  With these advantages, our competitors may be better able to:
  develop, market and sell their products and services;
  adapt more quickly to new and changing technologies; and
  more easily obtain new customers.
  We may not be able to compete successfully against our current or future competitors.

  The telecommunications infrastructure in China, which is not as well developed as in the United States, may limit our growth.
  The telecommunications infrastructure in China is not well developed. In particular, we depend on the PRC government and state-owned enterprises to establish and maintain a reliable Internet and telecommunications infrastructure to reach a broader base of Internet users in China. We cannot assure you that the Internet infrastructure in China will support the demands associated with continued growth. If the necessary, infrastructure standards, protocols and complementary products, services and facilities are not developed on a timely basis or at all by the PRC government and state-owned enterprises, our business, financial condition and results of operations could be materially and adversely affected.

  We depend on ChinaNet, China Telecom and the Beijing Telecom Administration for telecommunications services, and any interruption in these services may result in severe disruptions to our business.
  Although private Internet service providers exist in China, almost all access to the Internet is maintained through ChinaNet, currently owned by China Telecom, under the administrative control and regulatory supervision of the MII. In addition, local networks connect to the Internet through a government-owned international gateway. This international gateway is the only channel through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

  We may not be able to lease additional bandwidth from the Beijing Telecom Administration on acceptable terms, on a timely basis or at all. In addition, we will have no means of getting access to alternative networks and services on a timely basis, if at all, in the event of any disruption or failure of the network. If we are unsuccessful in addressing these risks, our business may be severely disrupted.

  The high cost of Internet access may limit the growth of the Internet in China and impede our growth.
  Access to the Internet in China remains relatively expensive, and may make it less likely for users to access and transact business over the Internet. Unfavorable rate developments could further decrease our visitor traffic and our ability to derive revenues from transactions over the Internet. This could have a material adverse impact on our business, financial condition and results of operations.

  The acceptance of the Internet as a commerce platform in China depends on the resolution of problems relating to fulfillment and electronic payment.
  Our future growth of revenues depends in part on the anticipated expansion of e-commerce activities in China. As China currently does not have a reliable nationwide product distribution network, the fulfillment of goods purchased over the Internet will continue to be a factor constraining the growth of e-commerce. An additional barrier to the development of e-commerce in China is the lack of reliable payment systems. In particular, the use of credit cards or other viable means of electronic payment in sales transactions is not as well developed in China as in some other countries, such as the United States. Various government entities and businesses are working to resolve these fulfillment and payment problems, but these problems are expected to continue to hinder the acceptance and growth of the Internet as a commerce platform in China, which could in turn adversely affect our business, financial condition and results of operations.

  Risks Related to the Internet and Our Technology Infrastructure
  To the extent we are unable to scale our systems to meet the increasing PRC Internet population, we will be unable to expand our user base and increase our attractiveness to advertisers and merchants.
  China is one of the world’s fastest growing Internet markets. According to a third party information provider, the number of Internet users in China was 3.8 million in 1999 and is projected to grow to approximately 25.2 million in 2003. As Web page volume and traffic increase in China, we may not be able to scale our systems proportionately. To the extent we do not successfully address our capacity constraints, our operations may be severely disrupted, and we may not be able to expand our user base and increase our attractiveness to advertisers and merchants.

  Unexpected network interruptions caused by system failures may result in reduced visitor traffic, reduced revenue and harm to our reputation.
  Our portal operations are dependent upon Web browsers, Internet service providers, content providers and other Web site operators in China, which have experienced significant system failures and system outages in the past. Our users have in the past experienced difficulties due to system failures unrelated to our systems and services. Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce our user satisfaction, future traffic and our attractiveness to users and advertisers.

  Our operations are vulnerable to natural disasters and other events, as we only have limited backup systems and do not maintain any backup servers outside of China.
  We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. All of our servers and routers are currently hosted in a single location within the premises of Beijing Telecom Administration. We do not maintain any back up servers outside Beijing. We do not have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occur, we may experience a complete system shut-down. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

  Concerns about security of e-commerce transactions and confidentiality of information on the Internet may increase our costs, reduce the use of our portal and impede our growth.
  A significant barrier to e-commerce and confidential communications over the Internet has been the need for security. Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons are able to penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems. Security breaches could have a material adverse effect on our business, financial condition and results of operations.

  Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.
  Internet usage could decline if any well publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. We cannot assure you that any measures we may take will be effective. Security breaches could have a material adverse effect on our business. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

  Political, Economic and Regulatory Risks
  Regulation and censorship of information distribution in China may adversely affect our business.
  China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MII has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult to determine the type of content that may result in liability for a Web site operator.

  Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside China at its sole discretion. If the PRC government were to take action to limit or eliminate the distribution of information through our portal or to limit or regulate current or future applications available to users of our portal, such action could have a material adverse effect on our business, financial condition and results of operations.

  The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any Web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Under the applicable regulations, we may be held liable for any content transmitted on our portal. Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it. Moreover, where the transmitted content is considered suspicious, we are required to report such content. We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, we may be shut down. In addition, under recently adopted regulations, Internet companies which provide bulletin board systems, chat rooms or similar services, such as our company, must apply for the approval of the State Secrecy Bureau. As the implementing rules of these new regulations have not been issued, however, we do not know how or when we will be expected to comply, or how our business will be affected by the application of these regulations. We cannot assure you that our business, financial condition and results of operations will not be materially and adversely affected by the application of these regulations.

  Political and economic policies of the PRC government could affect our business.
  All of our business, assets and operations are located in China and all of our revenues are derived from our operations in China. Accordingly, our business, financial condition and results of operations are affected to a significant degree by economic, political and legal developments in China. Changes in political, economic and social conditions in China, adjustments in PRC government policies or changes in laws and regulations could adversely affect our business, financial condition and results of operations.

  The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

  structure;
  level of government involvement;
  level of development;
  level of capital reinvestment;
  growth rate;
  control of foreign exchange; and
  methods of allocating resources.

  Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict what effects the economic reform and macroeconomic measures adopted by the Chinese government may have on our business or results of operations.

  The PRC legal system embodies uncertainties which could limit the legal protections available to us and you.
  The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiary, Beijing ITC, is a wholly-foreign owned enterprise, or WFOE, which is an enterprise incorporated in mainland China and wholly-owned by foreign investors. Beijing ITC is subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

  Restrictions on currency exchange may limit our ability to utilize our revenues effectively.
  Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment.

  Currently, Beijing ITC may purchase foreign exchange for settlement of “current account transactions,” including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Beijing ITC may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

  Since a significant amount of our future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

  Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE. This could affect Beijing ITC’s ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

  We may suffer currency exchange losses if the Renminbi depreciates relative to the US Dollar.
  Our reporting currency is the US Dollar. However, substantially all of our assets and revenues are denominated in Renminbi. Our assets and revenues as expressed in our US Dollar financial statements will decline in value if the Renminbi depreciates relative to the US Dollar. Any such depreciation could adversely affect the market price for our common stock. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into US Dollars.

  It may be difficult to enforce any civil judgments against us or our board of directors or officers, because most of our assets are located outside of the United States
  Although we are incorporated in the State of Delaware, substantially all of our assets are located in the PRC. As a result, it may be difficult for investors to enforce outside the United States in any actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any State of the United States. In addition, certain of our directors and officers (principally in the PRC) and all or a substantial portion of their assets may be located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any State of the United States. We have been advised by our PRC counsel that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any State of the United States.

  Risks Related to the Market for Our Common Stock
  The market price of our common stock has been and will likely continue to be volatile
  The market price of our common stock has been volatile, and is likely to continue to be so. In addition, the Nasdaq Stock Market’s National Market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. As a result, investors in our shares may experience a decrease in the value of their shares regardless of our operating performance or prospects.

  In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation against that company. If we are involved in a class action suit, it could divert the attention of senior management and, if adversely determined, have material adverse effect on our business, financial condition and results of operations.

  The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.
  There were 31,224,216 shares of our common stock outstanding as of August 23, 2000, as well as options and warrants to purchase an additional 1,616,654 shares of our common stock. Of the outstanding shares, all of the 4,600,000 shares of common stock sold in our initial public offering are freely tradeable without restriction unless they are held by our “affiliates”, as that term is defined in Rule 144 under the Securities Act of 1933. In connection with our initial public offering, we, our executive officers and directors and most of existing stockholders agreed not to sell any shares of common stock for the 180 day period ending January 8, 2001 without the approval of Credit Suisse First Boston Corporation. Following the end of that period, an additional 4,771,110 shares of common stock will be freely tradeable without restriction unless they are held by our “affiliates,” and an additional 20,607,213 shares of our common stock will be tradeable subject to volume and manner of sale restrictions imposed by Rule 144 under the Securities Act.

  A number of our stockholders are parties to an agreement with us that provides these stockholders with the right to require us to register the sale of shares owned by them. Registration of these shares of our common stock would permit the sale of these shares without regard to the restrictions of Rule 144.

  We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.
  Our three largest stockholders currently beneficially own approximately 58% of the outstanding shares of common stock. Accordingly these three stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

  Holders of approximately 76% of the outstanding shares of our common stock are parties to an agreement under which they have agreed to vote together in favor of nominees of three of our stockholders to our board of directors. As a result of their voting power, they will have the ability to cause those nominees to be elected.

  Anti-takeover provisions of the Delaware General Corporation Law and our certificate of incorporation could delay or deter a change in control.
  Some provisions of our certificate of incorporation and bylaws, as well as various provisions of the Delaware General Corporation Law, may make it more difficult to acquire our company or effect a change in control of our company, even if an acquisition or change in control would be in the interest of our stockholders or if an acquisition or change in control would provide our stockholders with a premium for their shares over then current market prices. For example, our certificate of incorporation authorizes our board of directors to issue “blank check” preferred stock and to attach special rights and preferences to this preferred stock. The issuance of this preferred stock may make it more difficult for a third party to acquire control of us. In addition, our certificate of incorporation provides for the division of the board of directors into two classes with staggered two-year terms and provides that stockholders have no right to take action by written consent and may not call special meetings of stockholders, each of which may make it more difficult for a third party to gain control of our board in connection with, or obtain any necessary stockholder approval for, a proposed acquisition or change in control.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK INTEREST RATE RISK
  Sohu's investment policy requires us to invest our excess cash in government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. Sohu protects and preserves our invested funds by limiting default, market and reinvestment risk. Due to the fact that majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area.

  FOREIGN CURRENCY EXCHANGE RATE RISK
  The majority of Sohu's revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in US dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect Sohu’s business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in US dollar terms. Sohu has not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. Sohu may not be able to do this successfully. Accordingly, Sohu may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three and six months ended June 30, 2000 was not material.

  INVESTMENT RISK
  During the three months ended June 30, 2000, we invested in a privately-held company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method as ownership is less than 5% and Sohu does not have the ability to exercise significant influence over its operations. For investments in privately-held companies, Sohu identifies and records impairment losses when events and circumstances indicate that such assets have been permanently impaired. To date, no such impairment has been recorded.

  PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  There are no material legal proceedings pending or, to our knowledge, threatened against us. From time to time we become subject to legal proceedings and claims in the ordinary course of our business. Such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  The effective date of the Registration Statement for Sohu's initial public offering of Common Stock, filed on Form S-1 under the Securities Act of 1933 (File No. 333-96137), was July 10, 2000. The aggregate price of the offering amount registered was $100.5 million of $0.001 par value common stock. All of the shares of common stock were sold for the account of Sohu. The offering commenced on July 12, 2000 and was completed on July 17, 2000. The managing underwriter for the offering was Credit Suisse First Boston Corporation.

  We registered and sold 4,600,000 shares for $13 per share generating total proceeds of $59.8 million. After deducting underwriting commissions and discounts of $4.2 million and other offering expenses of approximately $2.4 million, net proceeds to us are $53.2 million and have been placed with banks as short-term deposits. Simultaneously with the closing of the initial public offering, all 14,194,440 shares of preferred stock outstanding prior to the offering converted automatically into 17,208,550 shares of common stock.

  Capital and other expenditures relating to the expansion of our products and services during the three months ended June 30, 2000 were primarily funded by proceeds from the sale of preferred stock in prior periods.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  None.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

  ITEM 5. OTHER INFORMATION
  None.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
  An exhibit index is attached hereto.

  (b) Reports on Form 8-K.
  None.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  SOHU.COM INC.

Dated: August 23, 2000	By: /s/ THOMAS H.R. GURNEE

Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Sohu.com Inc. Report on Form 10-Q For Quarter Ended June 30, 2000 EXHIBITS INDEX

Exhibit
Number	Description
-----------	----------------
3.1	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the
Secretary of State of Delaware on July 17, 2000.*

3.2	Amended and Restated Bylaws of Sohu.com Inc., effective July 17, 2000.*

10.1	Cooperation Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and
Beijing Sohu Online Network Information Services, Ltd., dated June 30, 2000.*

10.2	Assets and Business Restructuring Agreement between Sohu ITC Information Technology
(Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services, Ltd., dated June 30, 2000. *

10.3	Option Agreement among Sohu ITC Information Technology (Beijing) Co. Ltd. and Charles
Zhang and Jinmei He, dated June 30, 2000.*

10.4	Loan Agreement between Sohu.com Inc. and Charles Zhang, dated June 30, 2000.*

10.5	Loan Agreement between Sohu.com Inc. and Jinmei He, dated June 30, 2000.*

27.1	Financial Data Schedule.

  * Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96137).