Form 10-Q
period 2000-09-30
SOHU COM INC
filed 2000-11-14
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
COMMISSION FILE NUMBER 0-30961

Sohu.com Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	98-0204667
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

7 Jianguomen Nei Avenue
Suite 1519, Tower 2
Bright China Chang An Building
Beijing 100005
People’s Republic of China
86-10-6510-2160

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2000
Common stock, $.001 par value	35,625,716

SOHU.COM INC
Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOHU.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS OF US DOLLARS)

	September 30,	December 31,
	2000	1999

ASSETS
Current assets
Cash and cash equivalents	$70,061	$3,924
Accounts receivable, net	1,669	438
Prepaid expenses and other current assets	3,026	126

Total current assets	74,756	4,488

Fixed assets, net	4,506	999
Other assets, net	1,846	1,589

Total assets	$81,108	$7,076

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,449	$500
Accrued liabilities	2,615	1,411

Total current liabilities	4,064	1,911
Commitments and contingencies (Note 7)
Mandatorily redeemable convertible preferred stock	-	10,207
Shareholders’ equity (deficit)
Preferred stock	-	3
Common stock	31	9
Additional paid-in capital	98,151	382
Deferred stock compensation and other	(842)	(22)
Accumulated deficit	(20,296)	(5,414)

Total shareholders’ equity (deficit)	77,044	(5,042)

Total liabilities and shareholders’ equity (deficit)	$81,108	$7,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	Sept 30, 2000	Sept 30, 1999	Sept 30, 2000	Sept 30, 1999

Revenues	$1,602	$401	$3,774	$1,068
Operating expenses:
Cost of revenues	1,578	494	3,561	938
Product development	603	116	1,494	255
Sales and marketing	2,399	465	6,870	754
General and administrative	1,435	377	3,215	790
Stock-based compensation *	8	6	446	42

Total operating expenses	6,023	1,458	15,586	2,779

Operating loss	(4,421)	(1,057)	(11,812)	(1,711)

Other non operating expense	(526)	-	(526)	-
Interest income (expense), net	937	(8)	1,370	4

Net loss	(4,010)	(1,065)	(10,968)	(1,707)

Accretion on mandatorily redeemable preferred stock	(249)	(118)	(3,914)	(346)

Net loss attributable to common stockholders	$(4,259)	$(1,183)	$(14,882)	$(2,053)

Basic and diluted net loss per
share attributable to common stockholders	$(0.16)	$(0.13)	$(0.97)	$(0.22)

Shares used in computing basic
and diluted net loss per share	27,194	9,406	15,407	9,352

Basic and diluted pro forma net
loss per share	$(0.13)		$(0.40)

Shares used in computing basic
and diluted pro forma net loss	30,374		27,718

* Stock-based compensation
Cost of revenues	-	1	6	11
Product development	-	2	4	11
Sales and marketing	22	2	52	13
General and administrative	(14)	1	384	7

	8	6	446	42

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF US DOLLARS)

	Nine months ended	Nine months ended
	September 30, 2000	September 30, 1999

Cash flows from operating activities:
Net loss	(10,968)	(1,707)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss (gain) on disposal of fixed assets	28	(3)
Depreciation and amortization	886	164
Stock-based compensation expense	446	42
Services rendered by shareholder	-	60
Changes in assets and liabilities:
Accounts receivable	(1,231)	(355)
Prepaids and other current assets	(2,900)	(60)
Accounts payable	949	430
Accrued liabilities	1,204	623

Net cash used in operating activities	(11,586)	(806)
Cash flows from investing activities:
Acquisition of fixed assets	(4,344)	(1,000)
Acquisition of other assets	(456)	(391)
Disposal of fixed assets	122	7

Net cash used in investing activities	(4,678)	(1,384)
Cash flows from financing activities:
Issuance of convertible promissory
notes – related party	-	1,500
Issuance of mandatorily redeemable
convertible preferred stock	29,947	-
Issuance of common stock	52,454	7

Net cash provided by financing activities	82,401	1,507

Net increase/(decrease) in cash and cash
equivalents	66,137	(683)
Cash and cash equivalents at beginning of period	3,924	1,232

Cash and cash equivalents at end of period	70,061	549

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

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

3.STOCK SPLITS
On October 15, 1999, the Company effected a five-for-one split of its outstanding capital stock, and on June 22, 2000, the Company effected a 2.6-for-one split of its outstanding capital stock. All shares and per share amounts have been retroactively adjusted to reflect these stock splits.

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

5. INITIAL PUBLIC OFFERING
On July 17, 2000, the Company completed an underwritten initial public offering of 4,600,000 shares of common stock at $13 per share for total proceeds of $59.8 million. All shares of common stock were offered by the Company. After deducting underwriting commissions of $4.2 million and other offering expenses of approximately $3.1 million, net proceeds to the Company were $52.5 million. Simultaneously with the closing of the initial public offering, all 14,194,440 shares of preferred stock outstanding prior to the offering converted automatically into 17,208,550 shares of common stock. Subsequent to the initial public offering and at September 30,2000, there were 31.2 million shares of common stock outstanding.

6. SUBSEQUENT EVENTS
On October 18, 2000, Sohu completed its acquisition of all of the capital stock of ChinaRen, Inc., a California corporation (“ChinaRen”), by means of a merger (the “Merger”) of Alpha Sub Inc., a California corporation (“Merger Sub”), with and into ChinaRen, pursuant to the Agreement and Plan of Merger dated as of September 13, 2000 (the “Merger Agreement”) among Sohu, Merger Sub and ChinaRen. As a result of the Merger, ChinaRen became a wholly-owned subsidiary of Sohu. The Merger was effected by the filing of an agreement of merger with the Secretary of State of California on October 18, 2000. ChinaRen is a Web portal directed at residents of the People’s Republic of China.

Pursuant to the terms of the Merger Agreement, upon the closing of the transaction on October 18, 2000, Sohu issued an aggregate of 4,401,500 shares of Sohu common stock (the “Shares”) and $83.13 in cash in lieu of fractional shares of Sohu common stock in exchange for all of the outstanding shares of capital stock of ChinaRen. In accordance with the terms of the Merger Agreement, 1,229,685 of the Shares (all owned by the founders of ChinaRen) have been placed in escrow for a one-year period to secure certain indemnification and other obligations of such founders under the Merger Agreement. The Shares were issued in a private placement without registration under the Securities Act of 1933, as amended.

Also, pursuant to the terms of the Merger Agreement, upon the effective time of the Merger, Sohu granted to holders of all options, outstanding immediately prior to the effective time of the Merger, for the purchase of shares of ChinaRen common stock (“ChinaRen Options”) options for the purchase of shares of Sohu common stock (“Sohu Options”), and all of the ChinaRen Options were cancelled. Sohu has reserved 226,370 shares of Sohu common stock for issuance upon exercise of the Sohu Options granted in connection with the Merger.

The acquisition will be accounted for as a purchase.

7. COMMITMENTS AND CONTINGENCIES
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

The People’s Republic of China (“PRC”) market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business and to conduct online advertising in the PRC. Though the PRC has, since 1978, implemented wide range market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place regarding the specific segments of these industries in which foreign owned entities, like the Company, may operate, although the scope of some of these restrictions is unclear. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC and this could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report, references to “us”, “we”, “our”, “our company”, “Sohu” and”Sohu.com” are to Sohu.com Inc., our subsidiary Sohu ITC Information Technology (Beijing) Co., Ltd. and our affiliate Beijing Sohu Online Network Information Services, Ltd., and these references should be interpreted accordingly. Except where the context requires otherwise, these references include all of our subsidiaries. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect", "anticipate", "intend", "believe", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption " Risk Factors" set forth herein.

OVERVIEW

Sohu, having introduced the first Chinese language online directory, is a leading Internet portal in China in terms of brand recognition, page views and registered users. We averaged 28 million page views per day for the month of September, a 75% increase from 16 million per day averaged in June, repeating the sequential growth of the previous two quarters. Registered users totaled 5 million as of September 30, 2000, up 53% from the 3.3 million users registered as of June 30, 2000. Our online directory contained over 300,000 Chinese language Web listings as of September 30, 2000. Our portal consists of the following:

  sophisticated Chinese language Web navigational and search capabilities utilizing proprietary technology;
  fifteen main content channels containing multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career;
  Web-based communications and community services providing free Chinese language e-mail, online bulletin boards, chat rooms and instant messaging; and
  a platform for e-commerce services.

We were incorporated in Delaware, USA during August 1996 as Internet Technologies China Incorporated and in September 1999 we were re-named Sohu.com Inc.

We have incurred significant net losses and have negative cash flows from operations since inception. These losses have been funded with proceeds of preferred stock private placements. We intend to significantly increase spending on marketing and brand development, content enhancements and technology and infrastructure. As a result, we anticipate net losses to increase significantly in the foreseeable future. We anticipate funding these expected losses with the remaining proceeds from the preferred stock private placements and the proceeds from our initial public offering completed in July 2000.

Significant events in the 3 months ended September 30, 2000:

On July 12, 2000, Dr. Charles Zhang, our founder, President and Chief Executive Officer, agreed with Pacific Century Cyberworks Limited, an affiliate of one of the holders of our Series D Convertible Preferred Stock, to procure Sohu.com Inc. to purchase within a period of three years not less than $6 million of services, including but not limited to, broadband, web distribution, advertising, consultancy services and such other services, from Pacific Century Cyberworks Limited and its affiliated group companies at their then current fees and charges.

On July 17, 2000, we completed an underwritten initial public offering of 4,600,000 shares of common stock at $13 per share for total proceeds of $59.8 million. All shares of common stock were offered by us. After deducting underwriting commissions of $4.2 million and other offering expenses of $3.1 million, our net proceeds were $52.5 million. Simultaneously with the closing of the initial public offering, all 14,194,440 shares of preferred stock outstanding prior to the offering converted automatically into 17,208,550 shares of common stock. Subsequent to the initial public offering and at September 30, 2000, there were 31.2 million shares of common stock outstanding.

On September 13, 2000, we entered into an Agreement and Plan of Merger with Alpha Sub Inc., a California corporation, and ChinaRen, Inc., a California corporation. As more fully described in Note 6 to the condensed consolidated financial statements, the transaction was completed on October 18, 2000 and ChinaRen became our wholly-owned subsidiary.

On September 20, 2000, we entered into an interim loan agreement for up to $2,000,000 with ChinaRen as borrower. As of September 30, 2000, we had loaned $1 million to ChinaRen under this agreement and as of the closing of our acquisition of ChinaRen on October 18, 2000, we had loaned ChinaRen an additional $.8 million.

Total employees were 382 at September 30, 2000, an increase of 62 from the 320 employees at June 30, 2000.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES
Revenues increased by $1.2 million to $1.6 million for the three months ended September 30, 2000 and increased by $2.7 million to $3.8 million for the nine months ended September 30, 2000 as compared to the corresponding three and nine month periods in 1999. Sales increased due to higher dollar advertising contracts and more new customers.

COSTS AND EXPENSES
Cost of Revenues
Cost of revenues increased by $1.1 million to $1.6 million for the three months ended September 30, 2000 and increased by $2.6 million to $3.6 million for the nine months ended September 30, 2000 as compared to the corresponding three and nine month periods in 1999. The increases in the cost of revenues for the periods indicated were a result of the ongoing development of our Web site over the past year. We incurred additional personnel costs associated with increasing the breadth and depth of our channel and feature offerings, higher bandwidth leasing charges due to leasing of additional bandwidth from the Beijing Telecom Administration and higher hardware and software amortization costs associated with the acquisition of additional servers and storage devices.

Product Development Expenses
Product development expenses increased by $487,000 to $603,000 for the three months ended September 30, 2000 and increased by $1.2 million to $1.5 million for the nine months ended September 30, 2000 as compared to the corresponding three and nine month periods in 1999. The increases in product development expenses for the three and nine months ended September 30, 2000 as compared to the corresponding periods ended September 30, 1999 are attributable to increased staffing costs and associated support for engineers.

Sales and Marketing Expenses
Sales and marketing expenses increased by $1.9 million to $2.4 million for the three months ended September 30, 2000 and increased by $6.1 million to $6.9 million for the nine months ended September 30, 2000 as compared to the corresponding three and nine month periods in 1999. The increase in sales and marketing expenses for the three and nine months ended September 30, 2000 as compared to the corresponding periods ended September 30, 1999 are attributable to the launch of new advertising campaigns, including print, radio and billboard advertising and hosting of promotional events as well as an increase in personnel costs associated with the expansion of sales and marketing staff. For the September 30, 2000 quarter our registered user base increased by 1.7 million to 5 million at a cost per new subscriber of $1.36.

Sales and marketing costs are expected to increase in the future as we enhance our brand and attract new users. The largest component of sales and marketing expense is third party promotional spending which is closely tied to new user growth.

General and Administrative Expenses
General and administrative expenses increased by $1.1 million to $1.4 million for the three months ended September 30, 2000 and increased by $2.4 million to $3.2 million for the nine months ended September 30, 2000 as compared to the corresponding three and nine month periods in 1999. The increases in general and administrative expenses for the three and nine months ended September 30, 2000 as compared to the corresponding periods ended September 30, 1999 are attributable to increased staffing, office space expansion and professional fees.

The expansion of the Guangzhou and Shanghai offices and the opening of new offices in Hong Kong, Silicon Valley and other parts of China to conduct sales and marketing, and to assist us in developing content partner relationships, may result in our hiring of additional staff and purchasing additional office equipment and computer and networking equipment, all of which will increase general and administrative expenses.

Stock Based Compensation Expense
Stock based compensation expense increased by $2,000 to $8,000 for the three months ended September 30, 2000 and increased by $404,000 to $446,000 for the nine months ended September 30, 2000 as compared to the corresponding three and nine month periods in 1999. The increases in stock based compensation expense for the three and nine months ended September 30, 2000 as compared to the corresponding periods ended September 30, 1999 are attributable to January 2000 stock option grants where the exercise price was less than the fair market value of the stock on the grant date.

Operating Loss
As a result of the foregoing, we had an operating loss of $11.8 million for the nine months ended September 30, 2000 compared to $1.7 million for the same period in 1999, and an operating loss of $4.4 million for the three months ended September 30, 2000 compared to $1.1 million for the same period in 1999.

Other Non-operating Expenses
Other non-operating expenses increased from $0 to $526,000 for the three months and nine months ended September 30, 2000 as compared to the corresponding three and nine month periods in 1999, due to a $500,000 write down of a long term investment and a $26,000 loss on the disposal of fixed assets.

Interest Income (Expense), Net
Interest income, net, increased by $945,000 to $937,000 for the three months ended September 30, 2000 and increased by $1.37 million to $1.40 million for the nine months ended September 30, 2000 as compared to the corresponding three and nine month periods in 1999. The increases are attributable to higher cash and short-term investment balances as a result of net proceeds from the sale of our Series D Convertible Preferred Stock in February 2000 and our initial public offering completed in July 2000.

Net loss, Accretion On Mandatorily Redeemable Preferred Stock and Net loss Attributable to Common Stockholders

As a result of the foregoing, we had a net loss of $11.0 million for the nine months ended September 30, 2000 compared to $1.7 million for the same period in 1999, and a net loss of $4.0 million for the three months ended September 30, 2000 compared to $1.1 million for the same period in 1999.

Accretion on mandatorily redeemable preferred stock increased by $131,000 to $249,000 for the three months ended September 30, 2000 and increased by $3.6 million to $3.9 million for the nine months ended September 30, 2000 as compared to the corresponding three and nine month periods in 1999. The increases resulted from the fact that the majority of the accretion is attributable to the Series C Convertible Preferred Stock issued in October 1999 and the Series D Convertible Preferred Stock issued in February 2000, and therefore did not affect the 1999 three or nine month results. As all mandatorily redeemable preferred stock was converted into to common stock upon the completion of our initial public offering in July 2000, accretion will not be booked subsequent to that date.

Net loss attributable to common stockholders was $14.9 million for the nine months ended September 30, 2000 compared to $2.1 million for the same period in 1999, and net loss attributable to common stockholders was $4.3 million for the three months ended September 30, 2000 compared to $1.2 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
From inception to September 30, 2000, we financed net cash used in operating and investing activities of approximately $21.5 million primarily through net proceeds of $39.2 million from preferred stock private placements. As of September 30, 2000, we had $70.1 million in cash and cash equivalents consisting principally of remaining proceeds from the preferred stock private placements and approximately $52.5 million in net proceeds from our initial public offering completed in July 2000.

Net cash used in operating activities during the nine months ended September 30, 2000 increased by $10.8 million to $11.6 million as compared to the nine months ended September 30, 1999. This increase was due to costs associated with increases in personnel, overhead and increased sales and marketing initiatives associated with the development of Sohu. In September 2000, we made an interim loan to ChinaRen of $1,000,000 which was increased to $1.8 million prior to the October 18, 2000 closing of our acquisition of ChinaRen. Accounts receivable increased from $438,000 at December 31, 1999 to $1.7 million at September 30, 2000 because of higher sales during the nine months ended September 30, 2000 and an increase in number of days outstanding from an average of 55 days during 1999 to 78 days at September 30, 2000. We expect our acquisition of ChinaRen to increase cash used in operating activities by approximately $800,000 per month.

Net cash used in investing activities during the nine months ended September 30, 2000 increased by $3.3 million to $4.6 million as compared to the nine months ended September 30, 1999. This increase was due to the purchase of computer equipment, servers, leasehold improvements, other fixed assets, computer software and a long term investment. During the nine months ended September 30, 2000, we invested $4.3 million in fixed assets and expect to make total fixed asset and capital purchases for the year 2000 of approximately $7.0 million.

Net cash provided by financing activities during the nine months ended September 30,2000 increased by $80.9 million to $82.4 million as compared to the nine months ended September 30, 1999. This increase was due to net proceeds of $29.9 million from the issuance of Series D Convertible Preferred Stock and of $52.5 million from the completion of our initial public offering.

Our principal commitments consist of obligations under various operating leases for office facilities. Operating leases commitments will increase due to continued growth in operations and staffing. We expect that capital expenditures in 2000 and 2001 will primarily consist of purchases of additional servers, computer software, workstations, technological improvements to network infrastructure and strategic joint ventures or acquisitions.

We believe that current cash and cash equivalents will be sufficient to meet anticipated significant increases in working capital (net cash used in operating activities), commitments and capital expenditures cash needs for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

Chinese regulations limit our ability to convert renminbi into foreign currency for capital items. While operations in China are currently a net user of cash, the ability to use future cash generated in China for expenditures outside of China may be restricted. If the renminbi were to decline in value, our revenues in US dollar terms would be reduced.

RISK FACTORS

Risks relating to Sohu.com

We have incurred net losses since inception and anticipate that losses will continue.
We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $20 million at September 30, 2000. We anticipate that we will continue to incur substantial net losses due to a high level of planned operating and capital expenditures, including increased sales and marketing costs, additional personnel hires, and greater levels of product development. Our net losses may continue to increase in the future and we may never achieve or sustain profitability.

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
We conduct our Internet business solely in the PRC through our wholly owned subsidiary, Sohu ITC Information Technology (Beijing) Co., Ltd., or Beijing ITC. Beijing ITC is a wholly owned foreign enterprise, or a WOFE, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In addition, pursuant to our recent restructuring, we transferred certain of our assets and operations to Beijing Sohu Online Network Information Services, Ltd., or Beijing Sohu, a PRC company that is 80% owned by our chief executive officer. We do not have any ownership interest in Beijing Sohu.

The PRC has recently begun to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. In addition, new PRC Internet laws and regulations were recently adopted. Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours.

Issues, risks and uncertainties relating to PRC government regulation of the PRC Internet sector include the following:

  The PRC recently enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these recently-enacted regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. If these new regulations are interpreted to be inconsistent with our restructuring, our business will be severely impaired.
  A limitation on foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services, is expected to be applied to Internet businesses such as ours. However, under regulations published to date, the extent of the limitation is unclear. In the past, some officials of the PRC Ministry of Information, or MII, have taken the position that foreign investment in the Internet sector is prohibited.
  Under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization, or WTO, foreign investment in PRC Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter. However, the implementation of this agreement is still subject to various conditions.
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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s or Beijing Sohu’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s or Beijing Sohu’s current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us, Beijing ITC or Beijing Sohu.

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

We have attempted to comply with restrictions on foreign investment in the PRC Internet sector imposed by the PRC government by transferring our content-related assets and operations to, and entering into agreements with, Beijing Sohu, a PRC company controlled by our Chief Executive Officer. If the PRC government finds that these agreements do not comply with the relevant foreign investment restrictions, our business in the PRC will be adversely affected.

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
We derive substantially all of our revenues from the sale of online advertising on our Web sites. For 1999 and the nine months ended September 30, 2000, online advertising revenues represented approximately 75% and 95%, respectively, of our total revenues. In addition, our business plan is heavily dependent on the anticipated expansion of online advertising in China and the growth of our revenue is heavily dependent on online advertising.

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

Accordingly, we may not be successful in generating significant future online advertising revenue or in diversifying our revenue stream.

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

Maintaining and further developing our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers and e-commerce partners, we intend to increase substantially our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

Our success in promoting and enhancing our brand, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brand successfully or if visitors to our portal or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers and e-commerce partners.

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

Our inability to raise additional funds on favorable terms, or at all, could force us to scale back our planned expenditures, which could adversely affect our growth prospects. For more information on our capital and financing requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, President and chief executive officer of our company and the founder and President of Beijing Sohu. We rely on his expertise in our business operations and on his personal relationships with some of our principal stockholders, the relevant regulatory authorities, our customers and suppliers and Beijing Sohu. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into a confidentiality, non-competition and non-solicitation agreement with us. These officers also have employment agreements with Beijing ITC, our PRC operating subsidiary, which contain substantially similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non- competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

There are currently no industry standard pricing models used to sell advertising on the Internet. This makes it difficult to project our future advertising rates and revenues. The models we adopt may prove not to be profitable. During the nine months ended September 30, 2000, substantially all of our advertising revenues were derived from charging a fixed fee to display an advertisement over a given time period. To the extent that minimum guaranteed impression levels are not met, we are required to provide additional impressions after the contract term and we accordingly defer the related revenue. The failure of our advertising model could have a material and adverse effect on our business, financial condition and results of operations.

We may not be able to track the delivery of advertisements through our portal, which may make us less attractive to potential advertisers.

It is important to advertisers that we accurately measure the demographics of our user base and the delivery of advertisements through our portal. Companies may choose not to advertise on our portal or may pay less for advertising if they do not perceive our portal to be reliable. We depend on third parties to provide us with some of these measurement services. If they are unable to provide these services in the future, we would need to perform these services ourselves or obtain these service from other providers. This could cause us to incur additional costs or cause interruptions or slowdowns in our business during the time we are replacing these services. We are currently implementing additional systems designed to collect information on our users. We may not be able to implement these systems successfully.

The loss of one of our significant advertisers could have a materially adverse impact on our overall revenues.
Sales to our five largest customers amounted to 27% of our total sales for the quarter ended September 30, 2000. We anticipate that we will continue to rely on a relatively small number of significant advertisers for a majority of our total revenues for the foreseeable future.

During January 2000, we entered into multi-year advertising agreements with affiliates of Pacific Century Cyberworks Limited, Legend Holdings Limited and Hikari Tsushin, Inc. The loss of any of these agreements or a decrease in the volume of advertising by any of these advertisers could have a serious adverse effect on our future results of operations.

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
We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources.

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
The online advertising and e-commerce markets are new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising and e-commerce customers have limited experience using the Internet for advertising or commerce purposes and historically have not devoted a significant portion of their advertising and sales budgets to Internet-based advertising and e-commerce. Moreover, customers that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. In addition, companies may choose not to advertise or sell their products on our portal if they do not perceive our online advertising and e-commerce platform to be effective or our audience demographics to be desirable. The failure to successfully address these risks or execute our business strategy would significantly reduce our profitability.

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
  The telecommunications infrastructure in China is not well developed. Our growth will depend on the PRC government and state-owned enterprises establishing and maintaining a reliable Internet and telecommunications infrastructure to reach a broader base of Internet users in China. The Internet infrastructure, standards, protocols and complementary products, services and facilities necessary to support the demands associated with continued growth may not be developed on a timely basis or at all by the PRC government and state-owned enterprises.

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
  Our future growth of revenues depends in part on the anticipated expansion of e-commerce activities in China. As China currently does not have a reliable nationwide product distribution network, the fulfillment of goods purchased over the Internet will continue to be a factor constraining the growth of e-commerce. An additional barrier to the development of e-commerce in China is the lack of reliable payment systems. In particular, the use of credit cards or other viable means of electronic payment in sales transactions is not as well developed in China as in some other countries, such as the United States. Various government entities and businesses are working to resolve these fulfillment and payment problems, but these problems are expected to continue to hinder the acceptance and growth of the Internet as a commerce platform in China, which could in turn hinder our growth.

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

  Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside China at its sole discretion. The PRC government may take action to limit or eliminate the distribution of information through our portal or may limit or regulate current or future applications available to users of our portal.

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
  All of our business, assets and operations are located in China and all of our revenues are derived from our operations in China. Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

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
  The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiary, Beijing ITC, is a wholly-owned foreign enterprise, or WOFE, which is an enterprise incorporated in mainland China and wholly-owned by foreign investors. Beijing ITC is subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us, as a non-PRC Corporation, and foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

  We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. Dollar.
  Our reporting currency is the U.S. Dollar. However, substantially all of our assets and revenues are denominated in Renminbi. Our assets and revenues as expressed in our U.S. Dollar financial statements will decline in value if the Renminbi depreciates relative to the U.S. Dollar. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

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
  There were 35,625,716 shares of our common stock outstanding as of November 14, 2000. Of the outstanding shares, all of the 4,600,000 shares of common stock sold in our initial public offering are freely tradeable without restriction unless they are held by our “affiliates”, as that term is defined in Rule 144 under the Securities Act of 1933. In connection with our initial public offering, we, our executive officers and directors and most of existing stockholders agreed not to sell any shares of common stock for the 180 day period ending January 8, 2001 without the approval of Credit Suisse First Boston Corporation. Following the end of that period, an additional 4,771,110 shares of common stock will be freely tradeable without restriction unless they are held by our “affiliates,” and an additional 20,607,213 shares of our common stock will be tradeable subject to volume and manner of sale restrictions imposed by Rule 144 under the Securities Act.

  Upon the closing of our acquisition of ChinaRen on October 18, 2000, we issued an aggregate of 4,401,500 shares of our common stock to the former stockholders of ChinaRen. Commencing on October 18, 2001, these shares will be tradeable subject to volume and manner of sale restrictions imposed by Rule 144 under the Securities Act.

  A number of our stockholders, including the former stockholders of ChinaRen, are parties to an agreement with us that provides these stockholders with the right to require us to register the sale of shares owned by them. Registration of these shares of our common stock would permit the sale of these shares without regard to the restrictions of Rule 144.

  We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.
  Our three largest stockholders currently beneficially own approximately 52% of the outstanding shares of common stock. Accordingly these three stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

  Holders of approximately 67% of the outstanding shares of our common stock are parties to an agreement under which they have agreed to vote together in favor of nominees of three of our stockholders to our board of directors. As a result of their voting power, they will have the ability to cause those nominees to be elected.

  Anti-takeover provisions of the Delaware General Corporation Law and our certificate of incorporation could delay or deter a change in control.
  Some provisions of our certificate of incorporation and bylaws, as well as various provisions of the Delaware General Corporation Law, may make it more difficult to acquire our company or effect a change in control of our company, even if an acquisition or change in control would be in the interest of our stockholders or if an acquisition or change in control would provide our stockholders with a premium for their shares over then current market prices. For example, our certificate of incorporation provides for the division of the board of directors into two classes with staggered two-year terms and provides that stockholders have no right to take action by written consent and may not call special meetings of stockholders, each of which may make it more difficult for a third party to gain control of our board in connection with, or obtain any necessary stockholder approval for, a proposed acquisition or change in control.

  The power of our Board of Directors to designate and issue shares of preferred stock could have an adverse effect on holders of our common stock.
  Our certificate of incorporation authorizes our board of directors to designate and issue one or more series of preferred stock, having rights and preferences as the board may determine, and any such designations and issuances could have an adverse effect on the rights of holders of common stock.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  INTEREST RATE RISK
  Our investment policy requires us to invest our excess cash in government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area.

  FOREIGN CURRENCY EXCHANGE RATE RISK
  The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three and nine months ended September 30, 2000 was not material.

  INVESTMENT RISK

  During the three months ended June 30, 2000, we invested in a privately-held company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method as ownership is less than 5% and we do not have the ability to exercise significant influence over its operations. For investments in privately-held companies, we identify and record impairment losses when events and circumstances indicate that such assets have been impaired. During the three months ended September 30, 2000, $500,000 in such impairment has been recorded.

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

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On July 17, 2000, we completed an underwritten initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. Public trading of the common stock offered in the initial public offering commenced on July 12, 2000. The U.S. underwriters for the offering were Credit Suisse First Boston Corporation, BOCI Asia Limited and Donaldson, Lufkin & Jenrette Securities Corporation and the International managers were Credit Suisse First Boston (Hong Kong) Limited, BOCI Asia Limited and Donaldson, Lufkin & Jenrette Asia Limited. We sold an aggregate of 4,600,000 shares of common stock in the offering at a price to the public of $13 per share, resulting in gross proceeds of $59.8 million. Our net proceeds, after deduction of the underwriting discount of $4.2 million and estimated expenses of the offering of $3.1 million, were approximately $52.5 million. All shares sold in the offering were sold by us.

  No proceeds of the offering were used during the quarter ended September 30, 2000.

  On October 18, 2000, we completed our acquisition of all of the capital stock of ChinaRen, Inc., a California corporation, by means of a merger of Alpha Sub Inc., a California corporation, with and into ChinaRen, pursuant to the Agreement and Plan of Merger dated as of September 13, 2000 among us, Alpha Sub and ChinaRen. As a result of this merger, ChinaRen became our wholly-owned subsidiary. The merger was effected by the filing of an agreement of merger with the Secretary of State of California on October 18, 2000. ChinaRen is a Web portal directed at residents of the People’s Republic of China.

  Pursuant to the terms of the Agreement and Plan of Merger, upon the closing of the transaction on October 18, 2000, we issued an aggregate of 4,401,500 shares of our common stock and $83.13 in cash in lieu of fractional shares of our common stock in exchange for all of the outstanding shares of capital stock of ChinaRen. In accordance with the terms of the Agreement and Plan of Merger, 1,229,685 of the shares we issued (all owned by the founders of ChinaRen) have been placed in escrow for a one-year period to secure certain indemnification and other obligations of such founders under the Agreement and Plan of Merger. The shares of our common stock issued pursuant to the Agreement and Plan of Merger were issued in a private placement without registration under the Securities Act of 1933, as amended.

  Also, pursuant to the terms of the Agreement and Plan of Merger, upon the effective time of the merger, we granted to holders of all options, outstanding immediately prior to the effective time of the merger, for the purchase of shares of ChinaRen common stock options for the purchase of shares of our common stock, and all of the options for the purchase of shares of ChinaRen common stock were cancelled. We have reserved 226,370 shares of our common stock for issuance upon exercise of the options to purchase shares of our common stock granted in connection with the merger.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  None.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

  ITEM 5. OTHER INFORMATION

  Subsequent Events

  On October 31, 2000, we announced the completion of the ChinaRen acquisition on October 18, 2000 and announced that Tom Gurnee, our chief financial officer, intends to return to the United States at the end of the year, and will then no longer serve as chief financial officer. We also announced that Mr. Gurnee has been appointed to the board of directors effective immediately and that Derek Palaschuk, Vice President Controller, has been promoted to Vice President Finance and will assume full responsibility for finance and accounting effective upon Mr. Gurnee's departure. A copy of the press release we issued regarding the foregoing is filed with our Current Report on Form 8-K filed on November 2, 2000 .

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  An exhibit index is attached hereto.

  (b) Reports on Form 8-K.

  On September 28, 2000, we filed a Current Report on Form 8-K to announce that we had entered into (i) an Agreement and Plan of Merger with Alpha Sub Inc. and ChinaRen, Inc., pursuant to which ChinaRen would become our wholly-owned subsidiary and (ii) an interim loan agreement for up to $2 million with ChinaRen as borrower.

  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  SOHU.COM INC.

  Dated: November 14, 2000

By: /s/ THOMAS H.R. GURNEE
______________________
Senior Vice President &
Chief Financial Officer (Principal
Financial Officer)

  Sohu.com Inc.
  Report on Form 10-Q For Quarter Ended September 30, 2000

  EXHIBITS INDEX

Exhibit
Number	Description
------	-----------
2.1	Agreement and Plan of Merger among Sohu.com Inc., Alpha Sub Inc. and ChinaRen, Inc. dated as of September 13, 2000*

2.2	Agreement of Merger among Sohu.com Inc., Alpha Sub Inc. and ChinaRen, Inc. filed with the
Secretary of State of California on October 18, 2000*

3.1	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the
Secretary of State of Delaware on July 17, 2000.

3.2	Amended and Restated Bylaws of Sohu.com Inc., effective July 17, 2000.

4.1	Form of Amendment No. 2 to Third Amended and Restated Investor Rights Agreement.

27.1	Financial Data Schedule.

  * Incorporated herein by reference to Sohu’s Current Report on Form 8-K filed November 2, 2000 (File No. 0-30961)