Form 10-K
period 2000-12-31
SOHU COM INC
filed 2001-03-19
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER 0-30961

SOHU.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0204667
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

7 Jianguomen Nei Avenue
Suite 1519, Tower 2
Bright China Chang An Building
Beijing 100005
People's Republic of China
(Address of principal executive offices)

(011) 8610-6510-2160
(Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on March 2, 2001 as reported on the Nasdaq National Market, was approximately $16.5 million.

As of March 2, 2001, there were 35,625,716 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu's 2001 Annual Meeting of Stockholders to be filed on or about April 11, 2001 are incorporated into Part III of this report.

PART I

As used in this report, references to "us," "we," "our," "our company," "Sohu" and"Sohu.com" are to Sohu.com Inc., our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Sandhill Information Technology (Beijing) Co., Ltd. (or Beijing Sandhill), and our affiliate Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), and these references should be interpreted accordingly. Except where the context requires otherwise, these references include all of our subsidiaries. Unless otherwise specified, references to "China" or "PRC" refer to the People's Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption " Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview

We are a leading Internet portal in China in terms of brand recognition, page views and registered users. Our portal consists of sophisticated Chinese language Web navigational and search capabilities, 15 main content channels, Web-based communications and community services and a platform for e-commerce services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career. We also offer free Web-based e-mail. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board, instant messaging and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features include proprietary Web navigational and search capabilities that reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. On October 18, 2000, we acquired ChinaRen to further expand our online network. ChinaRen is an online portal located in China that targets mainland Chinese Internet users with its strong community products.

As of December 31, 2000 our online directory contained over 300,000 active Chinese language Web listings, an increase of almost 40% since January 1, 2000. Membership of registered e-mail users has increased over 1,670%, rising from 700,000 as of January 1, 2000 to 12.4 million as of December 31, 2000. The average daily number of page views has also increased from approximately 6 million per day during January 2000 to over 79.2 million per day during December 2000. To further attract users and encourage viewership, we added additional content to our portal. We now have contractual content relationships with over 30 Chinese language media and information providers.

We derive revenues primarily through the sale of advertisements, promotions and sponsorships to advertisers and merchants. We mainly rely on an internal sales force to market our Web site and increase brand awareness. As of December 31, 2000, our direct sales organization consisted of sales staff located in Beijing, Shanghai, Guangzhou, and Hong Kong.

We were organized in 1996 as Internet Technologies China Incorporated, and launched our original Web site, itc.com.cn, in January 1997. In February 1998, we re-launched our Web site under Sohu.com. In September 1999, we renamed our company Sohu.com Inc. Substantially all of our operations are conducted through our wholly owned PRC subsidiaries Beijing ITC and Beijing Sandhill.

Products and Services

The following is a brief description of the products and services we offer under the main categories of home page and navigational context, aggregated content, communication tools and e-commerce services. We intend to continue to add new products and services to our portal, to better integrate our products and services and to expand the function/solution aspects of our content channels.

Home Page and Navigational Context	Aggregated Content
Online Directory	News
Search Engine	Business and Finance
Sports
Communication Tools	Information Technology
Free E-Mail	Women
Chat Rooms	Entertainment
Instant Messaging	Health
Message Boards	Automobile
Online Polling	Campus
Alumni Club	Travel
Photo Album	Comics
Online Games	Learning
Cartoon Chatroom	Career
Address Book	Real Estate
Homepage Builder	Lifestyle
Calendar
Greeting Cards

E-Commerce Services

Home Page and Navigational Context

Our portal is organized around the Sohu.com home page and the central feature of our home page is our online directory.

Online Directory. Our online directory was designed and has been continuously refined to reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. We are the first site in China to introduce manual Web classification, and Chinese Web site classification remains one of our key strengths. As of December 31, 2000, our directory contained over 300,000 Chinese language Web listings under the following 18 principal categories:

Arts Business/Finance Computer/Internet Country/Region	Literature Living Science Medicine/Health News/Media	Science/Technology Social Sciences Society/Culture Sports/Exercise`

Education Entertainment/Leisure	Politics/Law Reference	Travel/Transportation Personal Homepage

Our Web sites are further organized under these principal categories within approximately 550 hierarchical subcategories and, as appropriate, individual Web items are referenced under multiple subcategories. Each site sits at the end point of, on average, three different paths in our directory. In addition, each site has been reviewed and classified by our editorial staff, and our basic Web site listings are in most cases supplemented by a brief descriptive commentary. As a result, our directory is highly complex, proprietary and China-specific, and we believe it offers comprehensiveness and relevance that would be very difficult for our competitors to duplicate.

Search Engine. Users can browse our directory listings through a Chinese keyword search request that scans the contents of the entire directory or within any category or subcategory. Our search software enables us to build and continuously fine-tune a large database of Chinese synonyms and closely associated phrases, which is essential for the accurate and efficient execution of Chinese key word searches. We believe our large database is also difficult for our competitors to duplicate.

In addition, we offer a function called "Global Web Search.'' The Global Web Search uses our proprietary association database to browse the World Wide Web and collect and organize Chinese language Web content. We also offer English language search functions.

Aggregated Content

We aggregate content on a variety of topics, organized around 15 main channels. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. In 2000, we also launched regional Web sites in 17 different cities. As of December 31, 2000, we had over 30 content suppliers, which enable us to provide a wide range of content offerings. Our content suppliers are leading Chinese language media and information providers in a variety of fields with coverage over major cities in China. The arrangements we have with our content suppliers are typically short-term and not exclusive, and may provide for revenue sharing as compensation to our content suppliers.

All of our channels, including co-branded third party content on our portal, are defined by the following features that together constitute the distinct Sohu "look and feel'': the Sohu.com logo, our "search fox'' mascot that displays different postures in different channels, the navigation bar, the color combination, the size and type of the Chinese characters, the large spacing used in our directories and the reporting style. The first row of the navigation bar remains the same in each channel, listing the 15 main channels as set forth below, but the links in the second row of the navigation bar are selected to reflect users' interests in that specific channel.

News
Delivers a comprehensive selection of local, national and international news from newspapers, magazines and other information providers throughout China. Full text search is available on each page.

Business and Finance
Features business and financial news provided by leading financial information services in China. Users can retrieve real-time stock quotes, exchange rates, annual reports, research reports and other information on selected companies on this channel.
Sports
Provides the latest in national and international sports headlines, results, commentaries and analyses. Users can also compete in contests regarding national soccer tournament rankings and participate on our sports bulletin board.
Information Technology
Features information technology news, product reviews and software downloads. This channel also provides Web navigation handbooks for Internet novices.
Women

Covers a broad range of lifestyle-related topics that are of particular interest to Chinese women. This channel includes content from fashion publications, such as the Chinese editions of Cosmopolitan and Trends magazines, as well as publications covering beauty, society, travel and other areas
Entertainment
Contains extensive coverage of the entertainment arenas that are of interest to Chinese users, including dining, movies, television programs, plays and operas and best-selling and classic books.
Learning
Provides educational resources and information. This channel is unique among Chinese language portals, and introduces the Internet and Sohu.com to many children. Intel Corporation financially sponsored the establishment of this channel, and we developed this channel with top providers of electronic publishing education programs in China.
Career
Provides job listings and resume databases, as well as career advice and career-related news and reports.
Real Estate
Offers a directory of apartment and other residential housing listings, and publishes advice on general real estate matters.

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users which are important in promoting user affinity to our portal:

Free E-Mail
As of December 31, 2000, we had 12.4 million registered e-mail users.
Chat Room
Our Java-based chat services enable participants to interact in real-time group discussions or create their own private one-on-one chat rooms. We currently have chat rooms covering 12 broad interest areas such as sports, romance, finance and current events.
Instant Messaging
Our instant messaging service enables our users to detect whether their friends and other users with similar interests are online, as well as send messages in Chinese directly to them. Our users can subscribe for specific interest groups and communicate with people who share similar interests.
Message Boards
Users can post and exchange information on message boards covering 16 main topics ranging from education and immigration to fashion and sports. On average, 50,000 messages are posted online each day.
Online Polling
From time to time our channels place short, focused polls covering a variety of topics that are of interest to our users and advertisers.
Alumni Club
Alumni Club is a data base service containing information on schools, classes and classmates which allows classmates to communicate and find each other. At December 31,2000 the Alumni Club had 75,000 schools, 1.5 million classes and 4.5 million registered members.

E-Commerce Services

In the second half of 2000, we developed non fulfillment e-commerce activities on our portal and conducted limited e-commerce transactions. We have products in our e-commerce data base from alliances with mainly domestic merchants and companies which advertise on our portal. We plan to leverage our brand and position as a leading PRC Internet portal and utilize our heavy visitor traffic to develop e-commerce business. Under our e-commerce business model, merchants and manufacturers will provide, handle and distribute merchandise, while banks and technology companies will manage the operational aspects of e-commerce transactions, such as payment collection and settlement. We will also work closely with our technology suppliers to further develop and refine our e-commerce software platform.

Advertising Sales

Advertising Programs

We derive most of our revenues from online advertising contracts which are normally less than one year in duration. Online advertising includes banners, links, logos and buttons placed on our Web sites and sponsorship of a particular Web site area. Revenues from banner advertising are based on standard charges in terms of cost per thousand impressions (commonly referred to as CPM's). Banner advertising normally include guarantees of a minimum number of impressions, or times that an advertisement appears in pages viewed by users. We charge advertisers daily rates for links, logos and buttons. Sponsorship contracts for a particular area of the Web site require fixed payments over the contract period. We provide services relating to the design, integration and co-ordination of content and links in channels on our Web sites. We have also, from time to time, performed Chinese language Web site design services for our advertising customers although design services are not a material part of our revenues. Our standard advertising charges vary depending on the terms of the contract and the advertisement's location within our portal. Discounts from standard rates are typically provided for higher volume, longer-term advertising contracts, and may be provided for promotional purposes.

Advertising Customers

During 2000, over 400 companies advertised on our portal, 44% of our revenues came from multinational companies, 21% of our revenues came from dotcom companies and 35% of our revenues came from domestic Chinese companies. Our customers included Legend, Motorola, Nokia, Cache Flow, Hewlett Packard, Alibaba.com, IBM and Intel, as well as numerous Chinese domestic companies. In 2000, our five largest advertisers accounted for approximately 19% of total revenues. We will continue to target Chinese domestic and multinational companies as our key advertisers.

During the first quarter of 2000, two persons who were purchasers of Series D Convertible Preferred Stock committed to each purchase $1,500,000 of advertising and technical services and one person who was a purchaser of Series D Convertible Preferred Stock committed to purchase $6,000,000 of advertising and technical services from us in 2000, 2001 and 2002. The detailed description of specific services to be provided under the agreements is to be decided over the term of the contracts, with the individual fees for specific services to be set at rates consistent with those charged to our most preferred customers. The contracts are generally terminable by either us or the customer where the counter party has breached the contract and where the breach is not satisfactorily cured within a specified period of time. In addition, one of the advertising contracts is terminable at the discretion of the customer during the second and third year of the contract if Sohu's Web site is not ranked within the top five Web sites in China based on the level of average monthly impressions.

During 2000, Sohu recognized revenue of $433,000 under one of the $1,500,000 advertising contracts. The remaining services and payments of $1,067,000 pursuant to this contract were cancelled in December 2000. Sohu has not performed services, recognized revenue, or received payments under any of the other advertising contracts with the purchasers of the Series D Convertible Preferred Stock and is uncertain whether payments will be received and services provided.

In July 2000, Dr. Charles Zhang, the Company's founder, President and Chief Executive Officer, agreed with an affiliate of one of the Company's Series D Preferred shareholders, to procure Sohu.com Inc. to purchase within a period of three years not less than $6.0 million of services, including but not limited to, broadband, Web distribution, advertising, consultancy services and such other services, from its affiliated group companies at their then current fees and charges. As of December 31, 2000, no purchases or payments had been made under this agreement.

Sales Organization

We mainly rely on direct sales by our internal sales force for the placement of our online advertisement inventory. As of December 31, 2000, our sales and marketing organization consisted of 107 staff located in Beijing, Shanghai, Guangzhou, and Hong Kong. We will continue to expand and develop our sales organization in the China market.

Marketing and Brand Awareness

The focus of our marketing strategy is to generate brand awareness for Sohu.com with advertisers, Chinese Internet users and the Chinese public at large. During the year ended December 31, 2000, we spent approximately $4.9 million in advertising expenses. As a result of the media attention afforded to us in our capacity as a pioneer of the PRC Internet industry, we have been able to generate substantial public awareness of Sohu.

Strategic Relationships

We have developed strategic relationships with content and technology partners.

Content

We currently have contractual content relationships with over 30 Chinese language media and information providers.

During 2000 Dow Jones & Company, one of our shareholders, was a non-exclusive content provider to our Business and Finance channel. Dow Jones also operated the Dow Jones Business Center within our Business and Finance channel, which provided categorized and comprehensive business information. In addition, Dow Jones provided us with real-time information on international financial markets. Dow Jones had the right to sell a portion of our banner advertising inventories on our Business and Finance channel inside and outside China. Dow Jones also had the non-exclusive right to sell advertising for the directories, the keyword search and other channels to customers who required advertising space beyond the Business and Finance channel. Dow Jones shared in a percentage of the revenues derived from our Business and Finance channel. In March 2001, the content sharing arrangement with Dow Jones was completed.

Technology

In August 2000, we entered into a relationship with Baidu under which Baidu provides global Web site search services to Sohu via an application service provider model. Baidu is a leading Internet technology company in China offering search services to Web users in China.

We entered into a non-exclusive agreement with an affiliate of Nokia Corporation, under which we are Nokia's preferred partner in China for the development of wireless access protocol (or WAP) and mobile Internet services, as well as Nokia's short message service (or SMS). We are currently Nokia's only content partner for WAP and SMS services in China, and are responsible for aggregating content and services, such as stock quotes, news, e-mail and advertising, and tailoring it for mobile telephone users. The identification, development and aggregation of these services for distribution over WAP-enabled devices will be funded by us. We commenced providing content for this WAP service on April 27, 2000. Service and advertisement revenues derived from WAP-based and SMS-based services will be shared between us and Nokia based on a ratio to be agreed upon at the end of the initial trial phase. This agreement has a one-year term which ends March 2001.

ChinaRen Acquisition

On October 18, 2000, Sohu completed the acquisition of all of the capital stock of ChinaRen. Sohu issued an aggregate of 4,401,500 shares of Sohu common stock in exchange for all of the outstanding shares of capital stock of ChinaRen. Of these shares, 1,229,685 issued to the founders of ChinaRen are being held in escrow until October 18, 2001 to secure indemnification and other obligations of the founders. The shares issued in the acquisition were not registered under the Securities Act of 1933. Sohu granted options for the purchase of 221,002 shares of Sohu common stock to replace the former holders' options for the purchase of shares of ChinaRen common stock.

Competition

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, e-commerce transactions and potential partners. The Internet market in China is new and rapidly evolving. Competition is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet portal market, including China.com, Netease, Sina.com and Yahoo! China. In addition, a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities, may have competitive advantages over us in terms of:

  global brand recognition;
  financial and technical resources; and
  better access to original content.

However, we believe we have competitive advantages over our competitors because of:

  our brand name, which is one of the most recognized among PRC Internet companies;
  our exclusive focus on China;
  our ability to offer products and services that are tailored to the specific interests, needs and viewing habits of PRC Internet users; and
  the experience and quality of our management team.

We compete with other portals in China for advertising and e-commerce revenues primarily on the following basis:

  brand recognition;
  volume of traffic and users;
  quality of Web site and content;
  strategic relationships;
  quality of online advertising and e-commerce services;
  effectiveness of sales and marketing efforts; and
  price.

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In particular, our online directory also faces competition from software and other Internet products and services incorporating search and retrieval capabilities. In addition, operators of leading Web sites or Internet service providers, including large corporations such as Microsoft/MSN, Yahoo!, Terra Lycos and America Online, currently offer, and could expand, their online products and services targeting China. We believe the rapid increase in China's online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, like newspapers, magazines, radio and television for advertisers and advertising revenue. Please refer to ``Risk Factors'' for a more detailed discussion of the risks we face from our competitors.

Government Regulation And Legal Uncertainties

The following description of PRC laws and regulations is based upon the opinions of TransAsia Lawyers, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see "Risk Factors."

Overview

Certain areas related to the Internet, such as telecommunications, international connections to computer information networks, information security and censorship are covered in detail by a number of existing laws and regulations. The PRC Internet industry is regulated by various governmental authorities, such as the Ministry of Information Industry, or MII (formerly the Ministry of Post and Telecommunications, or MPT), the State Administration of Industry and Commerce, or SAIC, and the Ministry of Public Security.

On October 1, 2000, the Telecommunications Regulations of the People's Republic of China, or the Telecom Regulations, went into effect. The Telecom Regulations set out the general framework under which domestic Chinese companies may engage in various types of telecommunications services in the PRC. Article 80 of the Telecom Regulations provides that the State Council will separately enact measures for foreign companies to invest in and operate telecommunications services. The Telecom Regulations reiterate the long-standing principle that telecommunications service providers need to procure an operating license as a mandatory precondition for the commencement of operations. A distinction is drawn between "basic telecommunications services" and "value-added telecommunications services." "Value-added telecommunications services" are defined as telecommunications and information services provided through public networks. A "Catalogue of Telecommunications Business," which is attached to the Telecom Regulations, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services. The Catalogue lists the following services as being of a value-added nature: (a) e-mail, (b) voice mail, (c) online information storage and retrieval, (d) electronic data interchange, (e) online data processing and exchange, (f) value-added fax, (g) Internet access services, (h) Internet information services, and (i) video-conferencing. Restrictions on foreign shareholding in telecommunications enterprises presumably will be addressed in the foreign investment regulations, once they are promulgated.

Under current PRC regulations, foreign companies such as Sohu cannot own or operate value-added telecommunications business in the PRC. However, we restructured our operations before the relevant legislation was promulgated. As part of this restructuring, Beijing ITC entered into a series of agreements with Beijing Sohu and Beijing Sohu's two shareholders to provide Internet-related services in compliance with the PRC laws. Beijing Sohu is a PRC company that is 80% owned by Dr. Charles Zhang, our founder, President and Chief Executive Officer, and 20% owned by Ms. Jinmei He, an employee of Beijing ITC. Under the restructuring, Beijing Sohu is structured as an Internet content provider, or ICP, and has obtained approval from the MII to develop Internet information services.

In the opinion of TransAsia Lawyers, the ownership structures of Beijing ITC, Beijing Sandhill and Beijing Sohu and the business and operations of Beijing ITC, Beijing Sandhill, and Beijing Sohu as described herein, comply with all existing laws, rules and regulations of the PRC. In addition, no consent, approval or license other than those already obtained by us is required under any of the existing laws, rules and regulations of the PRC for such ownership structures, business and operations. The restructuring of our business in the PRC was conducted pursuant to the advice of MII officials.

Internet Information Services and Online News Dissemination

On September 25, 2000, the State Council approved the Measures for the Administration of Internet Information Services, or the ICP Measures. Under the ICP Measures, any entity that provides information to online users of the Internet is obliged to obtain an operating license from the MII or its local branch at the provincial level in accordance with the Telecom Regulations described above.

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MII or its local branch at the provincial level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their home page. ICPs are obliged to police their Web sites in order to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions that have been promulgated by other ministries over the past few years.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner. Similarly, restrictions on foreign shareholding in Internet companies will presumably be addressed in the foreign investment regulations, once they are promulgated.

On December 29, 2000, the Beijing Telecommunications Administration issued to Beijing Sohu a Telecommunications and Information Services Operating License.

In October 2000, the Provisional Regulations for the Administration of Web Site Operation of News Publication Services were jointly promulgated by the State Council Information Office and MII. These regulations stipulate that general Web sites established by non-news organizations, such as Sohu.com, may publish news released by certain official news agencies, if they satisfy the requirements set forth in Article 9, but may not publish news items produced by themselves or news sources from elsewhere. The aforementioned requirements include the following:

  they must have a purpose and guidelines with respect to online news services that comply with laws and regulations;
  they must have the necessary news editorial departments, funds, equipment and premises;
  they must have professional staff in charge of editing who are experienced in journalism and are qualified at a medium or higher level to hold technical positions in journalism, and an appropriate number of editorial staff who are qualified at a medium or higher level to hold technical positions in journalism; and
  they shall have news sources such as State news agencies, news bureau of departments under the State Council or news agencies directly under the provinces, autonomous regions or directly-administered municipalities.

The above regulations also require the general Web sites of non-news organizations to apply to the State Council Information Office for approval after securing the consent of the State Council Information Office at the provincial level, before they commence operating news dissemination services. Besides, the general Web sites intending to publish the news released by the aforementioned news agencies or bureaus must enter into agreements with them and submit copies of those agreements to the relevant administration department.

On December 27, 2000, the State Council Information Office approved Beijing Sohu to develop online news dissemination services.

Accordingly, in the opinion of TransAsia Lawyers, Beijing Sohu is in proper compliance with the aforementioned requirements.

Online Advertising

The State AIC, the government authority responsible for the Chinese advertising industry, is currently considering adopting new regulations governing online advertising. However, Beijing AIC had already in 2000 released and adopted a handful of regulations in this area, namely, Circular Regarding the Standardization for Qualifications for the Operation of Online Advertising, Notice regarding Applications by Network Economic Organizations for an Advertising Business License, Mandatory Regulations for the Administration Systems of Advertising Enterprises and Qualification Standards for the Registration of Online Advertising Business. We cannot predict the timing and effects of new State regulations. However, according to the Circular Regarding the Standardization for Qualifications for the Operation of Online Advertising, those companies that have already obtained an advertising operating license may undertake design, production and agency work in relation to online advertising and may carry out advertising publication business via their own Web sites.

On May 18, 2000, the State AIC issued to Beijing ITC and Beijing Sandhill a one-year advertising operating license separately, which enables us to conduct our online advertising business.

Accordingly, in the opinion of TransAsia Lawyers, the current and proposed Web-based services provided by us comply with the existing PRC laws, rules and regulations.

International Connections for Computer Information Networks

The State Council and the MII have promulgated regulations governing international connections for PRC computer networks, including:

  Provisional Regulations of the People's Republic of China for the Administration of International Connections to Computer Information Networks (1997) and their Implementing Measures (1998);
  Measures for the Administration of International Connections to China's Public Computer Interconnected Networks (1996); and
  Reply Concerning the Verification and Issuance of Operating Permits for Business Relating to International Connections for Computer Information Networks and for Public Multimedia Telecommunications Business (1998).

Under the above regulations, any entity wishing to access international connections for their computer information networks in the PRC, such as Beijing ITC, Beijing Sandhill, and Beijing Sohu, must comply with the following requirements:

  be a PRC legal person;
  have the appropriate equipment, facilities and technical and administrative personnel;
  have implemented and registered a system of information security and censorship; and
  effect all international connections with an authorized Internet service provider in China.

In the opinion of TransAsia Lawyers, Beijing ITC, Beijing Sandhill, and Beijing Sohu are in proper compliance with all of these requirements.

Information Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

  The Law of the People's Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);
  The Law of the People's Republic of China Regarding State Security (1993) and its Implementing Rules (1994);
  Rules of the People's Republic of China for Protecting the Security of Computer Information Systems (1994);
  Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);
  Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);
  Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);
  Notice issued by the Ministry of Public Security of the People's Republic of China Regarding issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000); and
  The Decision of the Standing Committee of the National People's Congress Regarding the Safeguarding of Internet Security (2000).

These regulations specifically prohibit the use of Internet infrastructure where it results in a breach of public security, the provision of socially destabilizing content or the divulgence of State secrets, as follows:

  "A breach of public security" includes breach of national security or disclosure of state secrets; infringement on state, social or collective interests or the legal rights and interests of citizens; or illegal or criminal activities.
  "Socially destabilizing content" includes any action that incites defiance or violation of Chinese laws; incites subversion of state power and the overturning of the socialist system; fabricates or distorts the truth, spreads rumors or disrupts social order; or spreads feudal superstition, involves obscenities, pornography, gambling, violence, murder, horrific acts or instigates criminal acts.
  "State secrets" are defined as ``matters that affect the security and interest of the state.'' The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and ``other State secrets that the State Secrecy Bureau has determined should be safeguarded."

According to the aforementioned regulations, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them to update regularly with the local public security bureau regarding information security and censorship systems for their Web sites. In the opinion of TransAsia Lawyers, Beijing Sohu has, as agreed under the restructuring agreements, established an internal security committee and adopted security maintenance measures, employed a full-time BBS supervisor and exchanged information with the local public security bureau with regard to sensitive or censored information and Web sites on a regular basis, and is therefore fully compliant with the above regulations.

In addition, the State Security Bureau has issued regulations authorizing the blocking of access to any site it deems to be leaking State secrets or failing to meet the relevant legal legislation regarding the protection of State secrets in the distribution of information online. Specifically, Internet companies in China with BBS, chat rooms or similar services, such as Sohu, must apply for the approval of the State Secrets Bureau prior to operating such services. As implementing rules for the regulations have not been issued, however, details concerning how Web sites should comply with them remain to be clarified.

Encryption Software

In October 1999, the State Encryption Administration Commission promulgated the Regulations for the Administration of Commercial Encryption, followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission. Both of these regulations address the use in China of software with encryption functions. According to these regulations, encryption products purchased for use must be reported. Violation of the encryption regulations may result in the issuance of a warning, levying of a penalty, confiscation of the encryption products and even criminal liabilities. Since there are currently no announcements of, or detailed implementing rules for, these regulations, it is unclear how PRC Internet companies should comply with these regulations. However, on November 8, 1999, the Office of the State Commission for the Administration of Cryptography issued a public announcement regarding the implementation of those regulations. The relevant departments of the PRC government are mindful of the concerns felt in commercial circles in some countries with regard to the above-mentioned regulations and announcement. The announcement clarifies the encryption regulations as below:

  Only specialized hardware and software, the core functions of which are encryption and decoding, fall within the administrative scope of the regulations as "encryption products and equipment containing encryption technology." Other products such as wireless telephone, Windows software and browsers do not fall within this scope.
  The PRC government has already begun to sort out and research the laws in question in accordance with WTO rules and China's external commitments, and will make revisions wherever necessary. The Administrative Regulations on Commercial Encryption will also be subject to such scrutiny and revision.

Business License and Approval for Foreign Investment

Beijing ITC and Beijing Sandhill are structured as a technology-oriented companies engaged in the development of Internet technologies and related software, as well as online advertising business and e-commerce activities. Under current PRC law, the legal establishment of such a company must be approved by the relevant local Commission for Foreign Economic Relations and Trade, and may commence operations only upon the issuance of a business license by the SAIC. In the opinion of TransAsia Lawyers, Beijing ITC and Beijing Sandhill have satisfied both of the aforementioned requirements and are fully authorized to undertake their business operations.

Beijing Sohu is structured as an Internet information services company engaged in online information services and content development. The establishment of Beijing Sohu with these business activities was approved by the MII. In the opinion of TransAsia Lawyers, Beijing Sohu has thus satisfied all relevant regulations and MII requirements.

Intellectual Property and Proprietary Rights

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection, non-competition and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries is uncertain and still evolving. The laws of the PRC and certain other countries do not protect intellectual property to the same extent as do the laws of the United States.

We have registered the domain names ``www.Sohu.com'' and "www.ChinaRen.com" with Network Solutions and the domain names ``www.Sohu.com.cn'' and "www.ChinaRen.com.cn" with China Internet Network Information Center, a domain name registration service in China, and have full legal rights over these domain names.

We received the registration certificate for the mark "Sohu.com" issued by the China Trademark Office in October 2000. We have also filed trademark applications for the mark "R" and the Chinese character meaning people with the China Trademark Office, and Beijing Sandhill received registration certificates for the two marks issued by the China Trademark Office in January 2001.

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (2) Sohu.com (stylized), registered on August 1, 2000; and (3) Sohu, registered on June 13, 2000. We have also filed service mark applications in Hong Kong and Taiwan, and are in the process of applying for registration in Malaysia and Singapore. Policing unauthorized use of our marks, however, is difficult and expensive. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

Many parties are actively developing chat, homepage, search and related Web technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies are likely to arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

We also intend to continue licensing technology from third parties. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. Our inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

Technology Infrastructure

We maintain all of our servers at the premises of the Beijing Telecom Administration (or BTA), pursuant to one-year server hosting agreements and we do not maintain any backup servers outside Beijing. The BTA is the administrator of the central hub of the ChinaNet backbone, and is currently the only provider of interconnection services to the ChinaNet backbone in Beijing. Internet access rates in China, when compared to rates in the United States and other more developed countries, remain relatively expensive.

We have developed a close working relationship with the BTA. Our operations depend on the ability of the BTA to protect their systems against damage from fire, power loss, telecommunications, failure, break-ins, or other events. The BTA provides us with support services 24 hours per day, 7 days per week. The BTA also provides connectivity for our servers through multiple high-speed connections. All facilities are protected by multiple power supplies.

For reliability, availability, and serviceability, we have created an environment in which each server can function separately. Key components of our server architecture are served by multiple redundant machines. We also employ in-house and third-party monitoring software. Reporting and tracking systems generate daily traffic, demographic, and advertising reports.

Our portal must accommodate a high volume of traffic and deliver frequently updated information. Components or features of our portal have in the past suffered outages or experienced slower response time because of equipment or software down time. These have not had a material adverse effect on our business, but such events could have a material adverse effect in the future.

Employees

As of December 31, 2000, we had 525 full-time and temporary employees. From time to time, we employ independent contractors to support our research and development, marketing, sales and editorial departments. None of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

All of our senior management and key executives have entered into confidentiality, non-competition and non-solicitation agreements with us. In addition, all of our management and key executives, and substantially all of our department managers and group leaders, have entered into employment agreements with Beijing ITC, our PRC operating subsidiary, which contain substantially similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A significant number of our employees hold stock options in Sohu, which provide financial opportunities to them that generally vest over a period of one to four years.

Risk Factors

Risks relating to Sohu.com

We have incurred net losses since inception and anticipate that losses will continue.

We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $28.6 million at December 31, 2000. We anticipate that we will continue to incur substantial net losses due to a high level of planned operating and capital expenditures, including increased sales and marketing costs, additional personnel hires, and greater levels of product development. Our net losses may continue to increase in the future and we may never achieve or sustain profitability.

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

  We conduct our Internet business solely in the PRC through our wholly owned subsidiaries, Beijing ITC and Beijing Sandhill. Beijing ITC and Beijing Sandhill are wholly foreign owned enterprises, or WFOEs, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In addition, pursuant to our restructuring, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by our chief executive officer. We do not have any ownership interest in Beijing Sohu.

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
    A limitation on foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services, is expected to be applied to Internet businesses such as ours. However, under regulations published to date, the extent of the limitation is unclear. In the past, some officials of the MII have taken the position that foreign investment in the Internet sector is prohibited.
    Under the agreement reached in November 1999 between the PRC and the United States concerning the United States' support of China's entry into the World Trade Organization, or WTO, foreign investment in PRC Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China's entry into the WTO, 49% in the second year and 50% thereafter. However, the implementation of this agreement is still subject to various conditions.
    The MII has also stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation may include online advertising and online news reporting.

  The interpretation and application of existing PRC laws and regulations, the stated positions of the MII and the possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, PRC Internet companies, including us.

  Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC's, Beijing Sandhill's or Beijing Sohu's existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC's, Beijing Sandhill's or Beijing Sohu's current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us, Beijing ITC, Beijing Sandhill or Beijing Sohu.

  If we, Beijing ITC, Beijing Sandhill or Beijing Sohu are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

    levying fines;
    confiscating our, Beijing ITC's, Beijing Sandhill's or Beijing Sohu's income;
    revoking our, Beijing ITC's, Beijing Sandhill's or Beijing Sohu's business license;
    shutting down our, Beijing ITC's, Beijing Sandhill's or Beijing Sohu's servers and/or blocking our Web sites;
    requiring us, Beijing ITC, Beijing Sandhill's or Beijing Sohu to restructure our ownership structure or operations; and
    requiring us, Beijing ITC, Beijing Sandhill's or Beijing Sohu to discontinue any portion or all of our Internet business.

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

  We derive substantially most of our revenues from the sale of online advertising on our Web sites. For the years ended December 31, 1999 and 2000, online advertising revenues represented approximately 88% and 89%, respectively, of our total revenues. In addition, our business plan is heavily dependent on the anticipated expansion of online advertising in China and the growth of our revenue is heavily dependent on online advertising.

  The online advertising market in China is new and relatively small. Our ability to generate and maintain significant online advertising revenues in China will depend, among other things, on:

    the development of a large base of users possessing demographic characteristics attractive to advertisers;
    downward pressure on online advertising prices; The development of Web software that blocks Internet advertisements before they appear on a user's screen may hinder the growth of online advertising. The expansion of ad blocking on the Internet may decrease our revenues because when an ad is blocked, it is not downloaded from our ad server. As a result, such advertisements will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on our portal because of the use by third parties of Internet advertisement blocking software.

    In addition, an element of our strategy is to diversify our revenue stream by entering into more Web site sponsorship arrangements, by e-business solutions services, by introducing e-commerce services and by generating e-commerce revenue. We may not be successful in implementing this strategy.

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

      investors' perceptions of and appetite for Internet-related securities;
      conditions in the U.S. and other capital markets in which we may seek to raise financing;
      our future results of operations, financial condition and cash flows;
      the amount of capital that other PRC entities may seek to raise in foreign capital markets;
      PRC governmental regulation of foreign investment in Internet companies;
      economic, political and other conditions in the PRC; Our inability to raise additional funds on favorable terms, or at all, could force us to scale back our planned expenditures, which could adversely affect our growth prospects. For more information on our capital and financing requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

      Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, President and chief executive officer of our company and the founder and President of Beijing Sohu. We rely on his expertise in our business operations and on his personal relationships with some of our principal stockholders, the relevant regulatory authorities, our customers and suppliers and Beijing Sohu. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into a confidentiality, non-competition and non-solicitation agreement with us. These officers also have employment agreements with Beijing ITC, our PRC operating subsidiary, which contain substantially similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

      There are currently no industry standard pricing models used to sell advertising on the Internet. This makes it difficult to project our future advertising rates and revenues. The models we adopt may prove not to be profitable. Substantially all of our advertising revenues in 2000 were derived from charging a fixed fee to display an advertisement over a given time period. To the extent that minimum guaranteed impression levels are not met, we are required to provide additional impressions after the contract term and we accordingly defer the related revenue.

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

      The loss of one of our significant advertisers would reduce our advertising revenues as well as materially and adversely affect our financial conditions and results of operations.

      We depend on a small group of advertisers for a significant portion of our total revenues. During 2000, two of our advertisers, one of which is a shareholder, each accounted for more than 5% of our total revenues. In addition, our five largest advertisers accounted for approximately 19% of our total revenues. Our business, financial condition and results of operations would be affected by the loss of one or more of our significant advertisers or a decrease in the volume of advertising by any these advertisers.

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

      We will rely on dividends and other distributions on equity paid by our wholly-owned operating subsidiaries to fund any cash requirements we may have.

      We are a holding company with no operating assets other than the shares of Beijing ITC and Beijing Sandhill, our wholly-owned subsidiaries in the PRC that own and conduct our Internet business. We will rely on dividends and other distributions on equity paid by Beijing ITC and Beijing Sandhill for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC and Beijing Sandhill incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC and Beijing Sandhill's ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC and Beijing Sandhill only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC and Beijing Sandhill are also required to set aside a portion of their net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

      Beijing ITC and Beijing Sandhill have incurred losses since their inceptions and are expected to continue to incur losses in the foreseeable future. Therefore, we have not received any dividends or other distributions from Beijing ITC and Beijing Sandhill in the past and do not expect any dividends in the foreseeable future.

      We may not have exclusive rights over the mark "Sohu.com" in certain areas.

      We have applied for registration of the "Sohu.com" mark in Hong Kong and Taiwan, and plan to apply for registration in Malaysia and Singapore. Completion of these applications is subject to prior rights in the relevant jurisdictions. Any rejection of those applications may adversely affect our legal rights over the mark "Sohu.com" in those countries and regions.

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

      We expect to derive most of our revenue for the foreseeable future from online advertising, and to a lesser extent, from e-commerce. If the Internet is not accepted as a medium for advertising, our ability to generate revenues will be adversely affected.

      The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of Online advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines.

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

      The PRC Internet market is characterized by an increasing number of entrants because, among other reasons, the barriers to entry are relatively low. The market for Internet services and products, particularly Internet search and retrieval services and Online advertising, is intensely competitive. In addition, the Internet industry is relatively new and constantly evolving and, as a result, our competitors may better position themselves to compete in this market as it matures.

      There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Some of our major competitors in China are major United States Internet companies, such as Yahoo! Inc. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as America Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

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

      Internet usage could decline if any well publicized compromise of security occurs. "Hacking" involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. We cannot assure you that any measures we may take will be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

      Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside China at its sole discretion. If the PRC government were to take action to limit or eliminate the distribution of information through our portal or to limit or regulate current or future applications available to users of our portal, our business would be affected.

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

      The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedental value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Beijing ITC and Beijing Sandhill, are wholly-foreign owned enterprises, or WFOEs, which are enterprises incorporated in mainland China and wholly-owned by foreign investors. Beijing ITC and Beijing Sandhill are subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

      Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

      Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment.

      Currently, Beijing ITC and Beijing Sandhill may purchase foreign exchange for settlement of "current account transactions," including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Beijing ITC and Beijing Sandhill may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

      Since a significant amount of our future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

      Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE. This could affect Beijing ITC and Beijing Sandhill's ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

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

      Risks Related to the Market for Our Common Stock

      The market price of our common stock has been and will likely continue to be volatile

      The market price of our common stock has been volatile, and is likely to continue to be so. In addition, the Nasdaq Stock Market's National Market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. As a result, investors in our shares may experience a decrease in the value of their shares regardless of our operating performance or prospects.

      The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

      There were 35,625,716 shares of our common stock outstanding as of March 2, 2001, as well as options and warrants to purchase an additional 3,097,840 shares of our common stock. Of the outstanding shares, 26,624,216 were issued prior to the initial public offering of our common stock. Of these shares, 7,544,408 are freely tradeable without restriction under Rule 144(k) under the Securities Act. The remaining 19,079,808 pre-initial public offering shares are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

      Sohu issued 4,600,000 shares of common stock in connection with the initial public offering. All of these shares are freely tradable without restriction unless they are held by our "affiliates" as that term is defined in Rule 144 under the Securities Act.

      On October 18, 2000, we issued an aggregate of 4,401,500 shares of our common stock to the former stockholders of ChinaRen in connection with our acquisition of that company. Commencing on October 18, 2001, these shares will be tradable subject to the notice, volume and manner of sale restrictions of Rule 144.

      A number of our stockholders, including some of the former stockholders of ChinaRen, are parties to an agreement with us that provides these stockholders with the right to require us to register the sale of shares owned by them. Registration of these shares of our common stock would permit the sale of these shares without regard to the restrictions of Rule 144, and in the case of the former shareholders of ChinaRen, would permit sale by these holders prior to October 18, 2001.

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

      Holders of a majority of the outstanding shares of our common stock are parties to an agreement under which they have agreed to vote together in favor of nominees of three of our stockholders to our board of directors. As a result of their voting power, they will have the ability to cause those nominees to be elected.

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

      ITEM 2. PROPERTIES

      Our principal executive offices are located in approximately 26,000 square feet of office space in Beijing, China under leases that expire on December 31, 2001 and December 31, 2002. We also lease sales and marketing office space in Shanghai, Guangzhou, Hong Kong and Campbell, California.

      ITEM 3. LEGAL PROCEEDINGS

      There are no material legal proceedings pending or, to our knowledge, threatened against us or our subsidiaries. From time to time we become subject to legal proceedings and claims in the ordinary course of our business. Such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2000.

      PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Market for Common Stock

      As of March 2, 2000, there were approximately 100 holders of record of our common stock. We believe that there were approximately 2,500 beneficial holders of our common stock as of that date.

      Our common stock is traded on the Nasdaq National Market, under the symbol "SOHU." Public trading in our common stock commenced on July 12, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq Stock Market for the quarters indicated.

	HIGH	LOW
July 12, 2000 through September 30, 2000	13.13	5.13
Quarter ended December 31, 2000	5.44	1.81

      Since inception, we have not declared or paid dividends on our common stock and we do not expect to pay any dividends in the foreseeable future.

      The closing price of our common stock on March 2, 2001 as reported by the Nasdaq National Market was $1.06.

      Report of Offering of Securities and Use of Proceeds Therefrom

      On July 17, 2000, we completed an underwritten initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. Our net proceeds, after deduction of the underwriting discount of $4.2 million and offering expenses of $3.2 million, were approximately $52.4 million. None of the expense payments were made to the underwriters, to any of our directors, officers or affiliates or to any persons owning 10% or more of any class of our equity securities.

      Our net offering proceeds after deducting the total expenses above were approximately $52.4 million. Through the quarter ended December 31, 2000, none of the net offering proceeds had been used. Pending use of the net proceeds, we have invested them in short-term investments and certificates of deposits, which are included in our financial statements as cash and cash equivalents.

      Issuance of Securities Without Registration Under the Securities Act of 1933

      On October 18, 2000 Sohu issued 4,401,500 shares of its common stock, with an aggregate market value of $31.6 million, in connection with the acquisition of ChinaRen. The shares were issued without registration under the Securities Act, pursuant to the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder. Certain former stockholders of ChinaRen, are parties to an agreement with us that provides these stockholders and the former holders of Sohu's Series B, Series B-1, Series C, and Series D Convertible Preferred Stock the right to require us to register shares owned by them under the Securities Act.

      ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

					Period from August 2, 1996 (Inception) to December 31, 1996
	Year Ended December 31,
	2000	1999	1998	1997

	(in thousands, except for per share data)
Statement of Operations Data:
Revenues	$5,953	$1,617	$472	$78	$-
Cost of revenues	5,629	1,589	215	19	-

Gross profit	324	28	257	59	-

Operating expenses:
Product development	2,440	438	208	50
Sales and marketing	10,425	1,772	351	94
General and administrative	5,356	1,278	308	75	30
Amortization of intangibles	3,335	-	-	-	-

Total operating expenses	21,556	3,488	867	219	30

Operating loss	(21,232)	(3,460)	(610)	(160)	(30)
Other non-operating expense	(526)	-	-	-	-
Interest income/(expense)	2,522	11	(5)	-	1

Net loss	(19,236)	(3,449)	(615)	(160)	(29)
Accretion on Series B, C, and D Mandatorily Redeemable Convertible Preferred Stock	(3,914)	(917)	(244)	-	-

Net loss attributable to common stockholders	$(23,150)	$(4,366)	$(859)	$(160)	$(29)

Basic and diluted net loss per share attributable to common stockholders	$(1.14)	$(0.47)	$(0.09)	$(0.02)	$(0.003)

Shares used in computing basic and diluted net loss per share	20,286	9,328	9,224	9,100	9,100

Basic and diluted pro forma net loss per share (unaudited)	$(0.65)

Shares used in computing basic and diluted pro forma net loss per share (unaudited)	29,502

	As of December 31,

	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$62,593	$3,924	$1,232	$111	$87
Working capital	61,602	2,577	1,303	22	194
Total assets	105,840	7,076	1,778	179	217
Total liabilities	4,771	1,911	204	115	18
Mandatorily Redeemable Convertible Preferred Stock	-	10,207	2,362	-	-
Total shareholders' equity	101,069	(5,042)	(788)	64	199

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      Sohu, having introduced the first Chinese language online directory, is a leading Internet portal in China in terms of brand recognition and the largest in terms of page views and registered users. We averaged 79.2 million page views per day for the month of December, a 1,550% increase from 4.8 million per day averaged in December 1999 and a 183% increase from 28 million per day averaged in September 2000. Registered users totaled 12.4 million as of December 31, 2000, up 1,670% from the 0.7 million as of December 31, 1999 and a 148% increase from 5 million as of September 30, 2000.

      We were incorporated in Delaware, USA during August 1996 as Internet Technologies China Incorporated and in September 1999 we changed our corporate name to Sohu.com Inc.

      On October 18, 2000, Sohu acquired ChinaRen for total consideration of $33 million, comprising 4,401,500 shares of Sohu common stock with an aggregate market value of approximately $31.6 million, stock options granted to ChinaRen employees to purchase 221,002 shares of Sohu common stock valued at $0.5 million and other acquisition costs aggregating $0.9 million. Revenues and expenses from ChinaRen's operations after the acquisition date have been included in Sohu's consolidated financial statements.

      On December 27, 2000, the State Council Information Office approved Beijing Sohu to develop online news dissemination services. On December 29, 2000, the Beijing Telecommunications Administration granted to Beijing Sohu a Telecommunications and Information Services Operating License.

      We have incurred significant net losses and have negative cash flows from operations since inception. As of December 31, 2000, we had an accumulated deficit of $28.6 million. These losses have been funded with proceeds of preferred stock private placements. We intend to continue spending on marketing and brand development, content enhancements, technology and infrastructure. As a result, we anticipate net losses to continue in the foreseeable future. We anticipate funding these expected losses with the remaining proceeds from the preferred stock private placements and the proceeds from our initial public offering completed in July 2000.

      RESULTS OF OPERATIONS

      Revenues

      Most of our revenues are derived from online advertising. For the years 2000, 1999, and 1998, 89%, 88% and 75% of revenues, respectively, were from online advertising. E-commerce revenues in 2000 were 2% of total revenues and we did not record e-commerce revenues in 1999 and 1998. Revenues increased to $5,953,000 compared to $1,617,000 and $472,000 in 1999 and 1998, respectively. Sales increased in 2000 due to the further development of online advertising in China and the growth in our Web sites. In 2000, we had higher dollar advertising contracts and more customers than in 1999 and 1998. We do not record any material revenue from advertising barter transactions.

      Cost of Revenues

      Cost of revenues increased to $5,629,000 in 2000 compared to $1,589,000 and $215,000 in 1999 and 1998, respectively. The increases in the cost of revenues for the periods indicated were a result of the ongoing development of our Web site over the past year and acquisition of ChinaRen in October 2000. We incurred additional personnel costs associated with increasing the breadth and depth of our channel and feature offerings, higher bandwidth leasing charges due to leasing of additional bandwidth from the Beijing Telecom Administration and higher hardware and software amortization costs associated with the acquisition of additional servers and storage devices.

      Product Development Expenses

      Product development expenses increased to $2,440,000 in 2000 compared to $438,000 and $208,000 in 1999 and 1998, respectively. This increase was largely a result of an increase due to the acquisition of ChinaRen in October 2000, the increase in the number of personnel and related personnel costs, as well as the costs incurred during the preliminary project stage of new product development projects, such as the development of our branded content channels and the upgrading of our Chinese key word search software and e-mail service.

      Sales and Marketing Expenses

      Sales and marketing expenses increased to $10,425,000 in 2000 compared to $1,772,000 and $351,000 in 1999 and 1998, respectively. This increase was primarily due to an increase related to the launch of new advertising campaigns, including print, radio and billboard advertising, an increase in personnel costs associated with the expansion of our sales and marketing staff in Shanghai, Guangzhou, Silicon Valley and Hong Kong, and the acquisition of ChinaRen in October 2000. Prior to 1999, we did not incur any advertising costs. Advertising expenses constituted approximately 47% and 51% of our sales and marketing expenses in 2000 and 1999, respectively.

      General and Administrative Expenses

      General and administrative expenses increased to $5,356,000 in 2000 compared to $1,278,000 and $308,000 in 1999 and 1998, respectively. This increase was mainly caused by an increase related to the hiring of additional administrative and management personnel, increased professional service fees and increased expenditure associated with the expansion of our company in 2000 including the acquisition of ChinaRen.

      Amortization of intangible assets

      Intangible assets of $33,618,000 including $392,000 for assembled workforce and $33,226,000 in goodwill arose on the October 18, 2000 acquisition of ChinaRen, and are being amortized over their estimated useful life of two years. The amortization expense for the year ended December 31, 2000 was $3,335,000. There was no amortization expense in 1999 and 1998.

      Operating Loss

      As a result of the foregoing, we had an operating loss of $21,232,000 in 2000 compared to $3,460,000 and $610,000 in 1999 and 1998, respectively. The operating loss for 2000, 1999 and 1998 includes $629,000, $46,000 and $0 respectively for stock-based compensation expense recorded on the grant of certain stock options which are being amortized over the vesting period of the options ranging from one to four years.

      Other Non-operating Expense

      The 2000 other non-operating expense of $526,000 includes a $500,000 writedown of other assets and a $26,000 loss on the disposal of fixed assets. There was no non-operating expense in 1999 and 1998.

      Interest Income (Expense), Net

      Interest income increased to $2,522,000 in 2000 compared to $11,000 and ($5,000) in 1999 and 1998, respectively. This increase was primarily due to larger cash balances arising from preferred stock issues and proceeds from our initial public offering invested in short-term instruments or certificates of deposit.

      Net loss, Accretion On Mandatorily Redeemable Preferred Stock and Net Loss Attributable to Common Stockholders

      As a result of the foregoing, our net loss increased to $19,236,000 in 2000 compared to $3,449,000 and $615,000 in 1999 and 1998, respectively.

      Accretion on mandatorily redeemable preferred stock increased to $3,914,000 compared to $917,000 and $244,000 in 1999 and 1998, respectively. The increases resulted from the fact that the majority of the accretion is attributable to the Series C Mandatorily Redeemable Convertible Preferred Stock issued in October 1999 and the Series D Mandatorily Redeemable Convertible Preferred Stock issued in February 2000. All mandatorily redeemable preferred stock was converted into common stock upon the completion of our initial public offering in July 2000 and accretion was not booked subsequent to that date.

      Net loss attributable to common stockholders increased to $23,150,000 compared to $4,366,000 and $859,000 in 1999 and 1998, respectively.

      QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2000. The data has been derived from our consolidated financial statements, and in our management's opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2000	Sept. 30, 2000	Jun. 30, 2000	Mar. 31, 2000	Dec. 31, 1999	Sept. 30, 1999	Jun. 30, 1999	Mar. 31, 1999
	(Unaudited, in thousands)

Revenues	$ 2,179	$ 1,602	$ 1,330	$ 842	$ 549	$ 401	$ 434	$ 233
Cost of revenues	2,062	1,578	1,172	817	640	495	282	172

Gross profit	117	24	158	25	(91)	(94)	152	61

Operating expenses:
Product development	942	603	543	352	172	118	93	55
Sales and marketing	3,503	2,421	2,951	1,550	1,005	467	174	126
General and administrative	1,757	1,421	1,488	690	481	378	256	163
Amortization of intangible assets	3,335	-		-	-	-	-	-

Total operating expenses	9,537	4,445	4,982	2,592	1,658	963	523	344

Operating loss	(9,404)	(4,421)	(4,824)	(2,567)	(1,749)	(1,057)	(371)	(283)

Other non-operating expense	-	(526)	-	-	-	-		-
Interest income/expense	1,152	937	402	31	7	(8)	5	7

Net loss	(8,268)	(4,010)	(4,422)	(2,536)	(1,742)	(1,065)	(366)	(276)
Accretion on Series B, C, and D Mandatorily Redeemable Convertible preferred stock	-	(249)	(2,106)	(1,559)	(571)	(118)	(114)	(114)

Net loss attributable to common stockholders	$ (8,268)	$(4,259)	$ (6,528)	$ (4,095)	$ (2,313)	$ (1,183)	$ (480)	$ (390)

Basic and diluted net loss per share attributable to common stockholders	$ (0.24)	$ (0.16)	$ (0.69)	$ (0.43)	$ (0.25)	$ (0.13)	$ (0.05)	$ (0.04)

Shares used in computing basic and diluted net loss per share	34,765	27,194	9,416	9,416	9,416	9,406	9,386	9,265

      LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations principally through private sales of preferred stock and our initial public offering. From inception through December 31, 2000, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. As of December 31, 2000, we had $62.6 million in cash and cash equivalents.

      Net cash used in operating activities in 2000 increased to $18.4 million as compared to $1.7 million and $0.7 million in 1999 and 1998, respectively. We have experienced significant negative cash flows from operating activities. Costs associated with increases in personnel and increased sales and marketing initiatives contributed to our negative cash flow position.

      Net cash used in investing activities in 2000 increased to $5.3 million as compared to $2.5 million and $0.2 million in 1999 and 1998, respectively. During 2000, we received proceeds of $2.5 million from interest on cash equivalents and paid $7.8 million for other investing activities. This increase in other investing activities was due to the purchase of computer equipment, servers, leasehold improvements, other fixed assets, and computer software, the acquisition of ChinaRen, and a long-term investment.

      Net cash provided by financing activities in 2000 increased to $82.4 million as compared to $6.9 million and $2.0 million in 1999 and 1998, respectively. This increase was due to net proceeds of approximately $29.9 million from the issuance of Series D Mandatorily Redeemable Convertible Preferred Stock in February 2000 and of approximately $52.4 million from the completion of our initial public offering in July 2000.

      Our principal commitments consist of obligations under various operating leases for office facilities. We expect that capital expenditures totaling $6.0 million in 2001 will primarily consist of purchases of additional servers, computer software, workstations and technological improvements to network infrastructure.

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

      Foreign Currency Exchange Losses

      While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Renminbi and a significant portion of our assets and liabilities are denominated in Renminbi. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Renminbi. If the Renminbi depreciates against the U.S. Dollar, the value of our Renminbi revenues and assets as expressed in our U.S. Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See ``Risk Factors - We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. Dollar.''

      The Renminbi is currently freely convertible under the ``current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the ``capital account," which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations which may have a negative impact on our financial condition and results of operations.

      ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      FOREIGN CURRENCY EXCHANGE RATE RISK

      The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the fiscal year ended December 31, 2000 was not material.

      INVESTMENT RISK

      During the year ended December 31, 2000, we invested in a privately-held company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method as ownership less than 5%, and we do not have the ability to exercise significant influence over its operations. For investments in privately-held companies, we identify and record impairment losses when events and circumstances indicate that such assets have been permanently impaired. During the year ended December 31, 2000, $500,000 in such impairment has been recorded.

      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Index of Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial statements which are listed in the Index of Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE

      None.

      PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will be included in the Proxy Statement for Sohu's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 11, 2001 under the headings "Background of Nominees for Election as Directors" and "Executive Officers" and is incorporated herein by reference.

      ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item will be included in the Proxy Statement for Sohu's 2001 Annual Meeting of Stockholders under the heading "Executive Compensation" and is incorporated herein by reference.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item will be included in the Proxy Statement for Sohu's 2001 Annual Meeting of Stockholders under the heading "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be included in the Proxy Statement for Sohu's 2001 Annual Meeting of Stockholders under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

      PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)(1) Index to Consolidated Financial Statements

      Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

           (a)(2) Financial Statement Schedule

      Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

           (b) Reports on Form 8-K

      On November 2, 2000, we filed a Current Report on Form 8-K announcing the completion on October 18, 2000 of our acquisition of ChinaRen, Inc. and management changes.

      On December 29, 2000, we filed an amendment to the Current Report on Form 8-K filed on November 2, 2000, to file the consolidated financial statements of ChinaRen, Inc. required in connection with our acquisition of ChinaRen.

           (c) Exhibits

      See the Exhibit Index following the signature pages of this report.

SOHU.COM INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:	Page

Report of Independent Accountants	F-2

Consolidated Balance Sheets at December 31, 2000 and 1999	F-3

Consolidated Statements of Operations for each of the three years ended December 31, 2000	F-4

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000	F-5

Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2000	F-6

Notes to Consolidated Financial Statements	F-7

FINANCIAL STATEMENT SCHEDULES:
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

      REPORT OF INDEPENDENT ACCOUNTANTS

      To the Board of Directors and Shareholders of Sohu.com Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity expressed in U.S. dollars present fairly, in all material respects, the financial position of Sohu.com Inc. (the "Company") and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      PricewaterhouseCoopers

      Beijing, People's Republic of China
      February 6, 2001

      SOHU.COM INC.
      CONSOLIDATED BALANCE SHEETS
      (Amounts in thousands of US dollars, except share data)

	December 31, 2000	December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$62,593	$3,924
Accounts receivable, net	2,092	438
Prepaid and other current assets	1,688	126

Total current assets	66,373	4,488
Fixed assets, net	7,404	999
Intangible assets, net	30,283	-
Other assets, net	1,780	1,589

	$105,840	$7,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,459	$500
Accrued liabilities	3,312	1,411

Total current liabilities	4,771	1,911

Commitments and contingencies (Note 12)

Series B and B-1 Mandatorily Redeemable Convertible Preferred Stock: $0.001 par value per share (no shares authorized, issued or outstanding at December 31, 2000; 5,400,733 authorized, issued and outstanding at December 31, 1999)	-	2,831
Series C Mandatorily Redeemable Convertible Preferred Stock: $0.001 par value per share (no shares authorized, issued or outstanding at December 31, 2000; 4,807,101 shares authorized, 3,846,718 shares issued and outstanding at December 31, 1999)	-	7,376

Total Mandatorily Redeemable Convertible Preferred Stock	-	10,207

Shareholders' equity:
Series A Preferred Stock: $0.001 par value per share (no shares authorized, issued or outstanding at December 31, 2000; 2,925,000 shares authorized, issued and outstanding at December 31, 1999)	-	3
Preferred Stock: $0.001 par value per share (1,000,000 shares authorized, no shares issued or outstanding at December 31, 2000)	-	-
Common Stock: $0.001 par value per share (75,400,000 authorized at December 31, 2000; 35,625,716 and 9,415,166 shares issued and outstanding at December 31, 2000 and 1999)	36	9
Additional paid-in capital	129,759	382
Deferred compensation and other	(162)	(22)
Accumulated deficit	(28,564)	(5,414)

Total shareholders' equity	101,069	(5,042)

	$105,840	$7,076

      The accompanying notes are an integral part of these consolidated financial statements.

      SOHU.COM INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS
      (Amounts in thousands of US dollars, except per share data)

	Year Ended December 31,

	2000	1999	1998

Revenues	$5,953	$1,617	$472
Cost of revenues	5,629	1,589	215

Gross profit	324	28	257

Operating expenses:
Product development	2,440	438	208
Sales and marketing	10,425	1,772	351
General and administrative	5,356	1,278	308
Amortization of intangibles	3,335	-	-

Total operating expenses	21,556	3,488	867

Operating loss	(21,232)	(3,460)	(610)
Other non-operating expense	(526)	-	-
Interest income/(expense)	2,522	11	(5)

Net loss	(19,236)	(3,449)	(615)
Accretion on Series B, C, and D Mandatorily Redeemable Convertible Preferred Stock	(3,914)	(917)	(244)

Net loss attributable to common stockholders	$(23,150)	$(4,366)	$(859)

Basic and diluted net loss per share attributable to common stockholders	$(1.14)	$(0.47)	$(0.09)

Shares used in computing basic and diluted net loss per share	20,286	9,328	9,224

Basic and diluted pro forma net loss per share (unaudited)	$(0.65)

Shares used in computing basic and diluted pro forma net loss per share (unaudited)	29,502

      The accompanying notes are an integral part of these consolidated financial statements.

      SOHU.COM INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Amounts in thousands of US dollars)

	Year Ended December 31,

	2000	1999	1998

Cash flows from operating activities:
Net loss	$(19,236)	$(3,449)	$(615)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	3,335	-	-
Depreciation and amortization of other assets	1,645	277	23
Stock-based compensation expense	629	46	-
Writedown of other assets	500	-	-
Provision for allowance for doubtful accounts	435	26
Loss on disposal of fixed assets	26	6	-
Services rendered by shareholder	-	60	-
Amortization of discount on convertible promissory notes	-	-	25
Changes in assets and liabilities, net of effect of ChinaRen, Inc. acquisition:
Accounts receivable	(1,964)	(238)	(213)
Prepaid and other current assets	(3,687)	(77)	(35)
Other assets	-	(78)	(26)
Accounts payable	471	428	49
Accrued liabilities	(534)	1,279	114

Net cash used in operating activities	(18,380)	(1,720)	(678)
Cash flows from investing activities:
Proceeds from interest on cash equivalents	2,522	-	-
Cash used in acquisition of ChinaRen, Inc.	(995)	-	-
Acquisition of fixed assets	(5,877)	(942)	(227)
Acquisition of other assets	(1,113)	(1,580)	-
Proceeds from disposal of fixed assets	122	1	-

Net cash used in investing activities	(5,341)	(2,521)	(227)
Cash flows from financing activities:
Issuance/(repayment) of Convertible Promissory Notes	-	1,500	(100)
Issuance of Series B Mandatorily Redeemable Convertible Preferred Stock	-	-	2,118
Issuance of Series C Mandatorily Redeemable Convertible Preferred Stock	-	5,426	-
Issuance of Series D Mandatorily Redeemable Convertible Preferred Stock	29,947	-	-
Issuance of Common Stock	59,800	7	8
Cash used for initial public offering costs	(7,357)	-	-
Short-term loan	2,899	-	-
Repayment of short-term loan	(2,899)	-	-

Net cash provided by financing activities	82,390	6,933	2,026
Net increase in cash and cash equivalent	58,669	2,692	1,121
Cash and cash equivalents at beginning of period	3,924	1,232	111

Cash and cash equivalents at end of period	$62,593	$3,924	$1,232

      The accompanying notes are an integral part of these consolidated financial statements.

      SOHU.COM INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      (Amounts in thousands of US dollars, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation and Other		Accumulated Deficit	Total Shareholders' Equity

	Shares Issued	Amount	Shares Issued	Amount

Balance, January 1, 1998	2,925,000	$3	9,100,000	$9	$240		$-	$(189)	$63
Issuance of Common Stock	-	-	165,347	-	8		-	-	8
Accretion of Series B Mandatorily Redeemable Convertible Preferred Stock	-	-	-	-	-		-	(244)	(244)
Net loss	-	-	-	-	-		-	(615)	(615)

Balance, December 31, 1998	2,925,000	$3	9,265,347	$9	$248		$-	$(1,048)	$(788)
Issuance of common stock	-	-	150,319	-	7	-	-	-	7
Accretion of Series B and C Mandatorily Redeemable Convertible Preferred Stock	-	-	-	-	-	-	-	(917)	(917)
Issuance of compensatory stock options	-	-	-	-	67		(67)	-	-
Amortization of deferred compensation	-	-	-	-	-		46	-	46
Services rendered by shareholder	-	-	-	-	60		-	-	60
Foreign currency translation adjustment	-	-	-	-	-		(1)	-	(1)
Net loss	-	-	-	-	-		-	(3,449)	(3,449)

Balance, December 31, 1999	2,925,000	$3	9,415,666	$9	$382		$(22)	$(5,414)	$(5,042)
Accretion of Series B, C, and D Mandatorily Redeemable Convertible Preferred Stock	-	-	-	-	-		-	(3,914)	(3,914)
Conversion of Series A Preferred Stock into Common Stock	(2,925,000)	(3)	2,925,000	3	-		-	-	-
Conversion of Series B Mandatorily Redeemable Preferred Stock into Common Stock	-	-	8,414,843	8	3,068		-	-	3,076
Conversion of Series C Mandatorily Redeemable Preferred Stock into Common Stock	-	-	3,846,718	4	8,109		-	-	8,113
Conversion of Series D Mandatorily Redeemable Preferred Stock into Common Stock	-	-	2,021,989	2	32,877		-	-	32,879
Issuance of Common Stock in initial public offering, net of offering costs	-	-	4,600,000	5	52,438		-	-	52,443
Issuance of Common Stock and stock options for acquisition of ChinaRen, Inc.	-	-	4,401,500	5	32,176		(59)	-	32,122
Compensatory stock options		-		-	709		(709)	-	-
Amortization of deferred compensation	-	-	-	-	-		629	-	629
Foreign currency translation adjustment	-	-	-	-	-		(1)	-	(1)
Net loss	-	-	-	-	-		-	(19,236)	(19,236)

Balance, December 31, 2000	-	$-	35,625,716	$36	$129,759		$(162)	$(28,564)	$101,069

      The accompanying notes are an integral part of these consolidated financial statements.

      SOHU.COM INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1. Organization and Nature of Operations

      Sohu.com Inc. (the "Company'') was incorporated in Delaware, USA under the name of Internet Technologies China, Inc. The Company changed its name to Sohu.com Inc. in September 1999. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its wholly owned subsidiaries, Sohu ITC Information Technology (Beijing) Co., Ltd., Sohu.com (Hong Kong) Limited, ChinaRen, Inc., and Sandhill Information Technology (Beijing) Co. Ltd. ChinaRen, Inc and its wholly owned subsidiary Sandhill Information Technology (Beijing) Co., Ltd. were acquired by the Company on October 18, 2000.

      The Company offers Internet-based advertising and content through its Internet portal sites, Sohu.com and Chinaren.com. The Company conducts its business within one industry segment and markets its products and services to clients primarily in the People's Republic of China.

      In July 2000, the Company completed an underwritten initial public offering of 4,600,000 shares of common stock at $13 per share for total proceeds of $59.8 million. All shares of common stock were offered by the Company. After deducting underwriting commissions of $4.2 million and other offering expenses of approximately $3.2 million, net proceeds to the Company were $52.4 million. Simultaneously with the closing of the initial public offering, all 14,194,440 shares of preferred stock outstanding prior to the offering were converted automatically into 17,208,550 shares of common stock.

      2. Summary of Significant Accounting Policies

      (a) Accounting Standards

      The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America.

      (b) Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (commencing from the respective acquisition dates), Sohu ITC Information Technology (Beijing) Co., Ltd., Sohu (Hong Kong) Limited, ChinaRen, Inc and Sandhill Information Technology (Beijing) Co. Ltd. All intercompany balances and transactions have been eliminated.

      (c) Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      (d) Cash and cash equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

      (e) Fixed assets and depreciation

      Fixed assets, comprising computer hardware, office furniture and equipment, and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years.

      (f) Intangible assets, net

      Intangible assets, which include work force and goodwill arising from the acquisition of ChinaRen, Inc., are being amortized using the straight-line method over a period of two years from the October 18, 2000 acquisition date.

      (g) Other assets, net

      Other assets include computer software, capitalized Web site development costs and a long-term investment. Computer software includes purchases from unrelated third parties and software acquired in the ChinaRen, Inc. acquisition. The Company amortizes computer software over its estimated useful life of two or three years and capitalized Web site development costs over their estimated useful life of three years. Long-term investments are initially recorded at cost. The carrying value is reviewed and an impairment is recorded when events or changes in circumstances indicate the carrying amount may not be fully recoverable.

      (h) Impairment of long-lived assets

      The Company reviews long-lived assets based upon expected gross cash flows and will reserve for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

      (i) Foreign currency translation

      Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Foreign currency transaction gains and losses were not material for any period presented.

      The Company's functional and reporting currency is the U.S. dollar. The functional currency of the Company's subsidiaries in China is the Renminbi (``RMB''). Sales and purchase and other expense transactions are generally denominated in RMB. Accordingly, assets and liabilities of the China subsidiaries are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation, if material, are recorded in a separate component of shareholders' equity. Foreign currency translation adjustments are not material for any period presented and are included in Deferred Compensation and Other in the consolidated statement of shareholders equity for the years presented.

      (j) Revenue recognition

      The Company's revenues are derived principally from online advertising pursuant to short-term contracts. Online advertising includes banners, links, logos and buttons placed on the Company's Web sites and sponsorship of a particular area on the Web sites for a fixed payment over the contract period. Revenues on Internet advertising contracts are recognized ratably over the period in which the advertisement is displayed. Company obligations typically include guarantees of a minimum number of impressions or times that an advertisement appears in pages viewed by users. To the extent that minimum guaranteed impressions are not met within the contractual time period, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. The Company also earns revenue from development contracts whereby the Company provides services relating to the design, integration and coordination of content and links in channels on the Company's Web sites. Development contracts do not generally include an allocation of the contract value among specific services provided, and no such allocation has been made by the Company for the purpose of revenue recognition. Revenues and costs related to development services are recognized upon completion of the contract.

      For all Company services, revenue is only recognized provided that no significant Company obligations remain at the end of the period and the collection of the resulting receivable is probable.

      Revenue from on-line commercial transactions conducted between third party vendors and customers will be recognized on a net commission basis following both successful on-line verification of customer payment and the shipment of products. Rental fees received from online merchants will be recognized over the term of the rental agreement. Placement fees received for items to be sold on the Company's online auction platform will be recognized as revenue at the time the item is listed. Success fees received for items sold on the Company's online auction platform will be recognized as revenue at the time that the auction is successfully concluded, calculated as a percentage of the final sales transaction value. To date, the Company has not recorded any material revenues pursuant to such transactions.

      Revenue from barter transactions will be recognized during the period in which the advertisements are displayed on the Company's Web sites. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transactions can be reliably measured. The Company has not recorded any material revenues from advertising barter transactions. Deferred revenue represents payments made from customers prior to the recognition of revenue or the provision of services.

      (k) Cost of revenues

      Cost of revenues consists of compensation and related overhead costs for employees, equipment depreciation expense, fees paid to third parties for Internet connection, content and services. Royalties paid to content providers are expensed as incurred and included as cost of revenues. Contracts with content providers generally range from 3 to 12 months in duration and may be terminated by either party upon notice. Most contracts provide for a guaranteed minimum fee to be paid to the content provider over a specified period of time; such minimum fixed fees are charged to expense over the period in which content is received. In addition to minimum fixed fee arrangements, certain contracts require payments to content providers based on a stated percentage, generally ranging from 15% to 50%, of the related advertising revenues generated. Such payments are expensed as incurred and included as cost of revenues. During 2000, 1999 and 1998, cost of revenues includes $288,000, $94,000 and $0, respectively, for fixed fees under content provider agreements and $118,000, $24,000 and $4,000, respectively, for variable royalties paid to content providers based on revenues generated.

      (l) Product development

      Cost incurred in the maintenance, monitoring, management, and enhancement of the Company's Web site and products and the classification and organization of listings within Internet properties are charged to product development expense as incurred. Material software development costs incurred during the application development stage, including the costs related to the development of the Company's Web site, are capitalized as other assets once technological feasibility has been established. Web site development costs are amortized over three years. During the years 2000, 1999 and 1998 capitalized Web site development costs were $0, $131,000 and $0, respectively.

      (m) Advertising expense

      Advertising expenses are charged to the income statement when incurred. Included in sales and marketing expenses are advertising costs of $4,877,000, $597,000 and $0 for each of three years ended December 31, 2000, 1999 and 1998, respectively.

      (n) Stock-based compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with APB No. 25, ``Accounting for Stock Issued to Employees" (``APB No. 25''), and complies with the disclosure provisions of SFAS No. 123, ``Accounting for Stock-Based Compensation'' (``SFAS No. 123''). In general, compensation cost under APB No. 25 is recognized based on the difference, if any, between the estimated fair value of the Company's common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Total compensation cost as determined at the date of option grant is recorded in Shareholders' Equity as Additional Paid-in-Capital with an offsetting entry to Deferred Compensation. Deferred Compensation is amortized on an accelerated basis and charged to expense in accordance with FASB Interpretation No. 28 ("FIN 28") over the vesting period of the underlying options, generally ranging from one to four years.

      (o) Income taxes

      Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. As the Company has incurred losses since inception, no provision for income taxes has been made.

      (p) Net loss per share

      The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants and the conversion of preferred stock, are included in diluted net loss per share to the extent such shares are dilutive. The diluted net loss per share is the same as the basic net loss per share for all periods presented as all common equivalent shares have the effect of reducing the net loss per share and thus have not been included.

      (q) Pro forma net loss per share (unaudited)

      Pro forma net loss per share for the year ended December 31, 2000 is computed by dividing the net loss for the period by the weighted average number of common shares outstanding, including the pro forma effect, on an as-if-converted basis, of the automatic conversion of Series B, C and D Mandatorily Redeemable Convertible Preferred Stock and Series A Preferred Stock into shares of common stock effective upon the closing of the initial public offering by the Company. Pro forma diluted net loss per share is computed using the pro forma weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalent shares, composed of shares of common stock issuable upon the exercise of stock options and warrants, are not included in pro forma diluted net loss per share as this would reduce the net loss per share.

      (r) Comprehensive income

      Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, the difference between comprehensive loss and net loss is attributable to foreign currency translation adjustments of $1,000, $1,000, and $0 for the years ended December 31, 2000, 1999 and 1998, respectively. Accordingly, comprehensive loss did not differ materially from net loss for the periods presented.

      (s) Stock split

      The Company's Board of Directors declared and effected a 2.6-for-one stock split and a five-for-one stock split of the issued and outstanding common stock and preferred stock on June 22, 2000 and October 15, 1999, respectively. All shares and per share amounts have been retroactively adjusted to reflect these stock splits.

      (t) Reclassifications

      Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

      (u) Recent accounting pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB Issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements.

      3. Acquisition of ChinaRen, Inc.

      On October 18, 2000, the Company acquired ChinaRen, Inc. ("ChinaRen"), a company incorporated in

      California, and Sandhill Information Technology (Beijing) Co., Ltd, ChinaRen's wholly owned China incorporated subsidiary, for a total consideration of approximately $33,016,000, comprising 4,401,500 shares of Sohu common stock valued at $31,581,000, stock options granted to ChinaRen employees to purchase 221,002 shares of Sohu common stock valued at $541,000, and other acquisition costs aggregating approximately $894,000. The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements.

      The allocation of the purchase price is as follows (in thousands):

Current assets	$1,610
Fixed assets	1,954
Other assets	414
Assembled workforce	392
Goodwill	33,226
Liabilities assumed	(4,580)

$33,016

      The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill. Identifiable intangible assets and goodwill associated with the acquisition are amortized over their expected useful lives of two years.

      The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 2000 and 1999, as if the acquisition had occurred on January 1, 1999, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1999, and may not be indicative of future operating results.

	Year Ended December 31,

	2000	1999

	(Unaudited, in thousands)
Net Revenue	$6,114	$1,617
Operating loss	$(45,761)	$(21,393)
Net loss attributable to common stockholders	$(51,141)	$(22,299)

      4. Risks and Uncertainties

      Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. As of December 31, 2000, substantially all of the Company's cash and cash equivalents were held in two financial institutions; one institution is a federally insured financial institution located in the United States and the second institution is located in the People's Republic of China. At various times, the Company maintains cash balances in excess of United States federally insured limits or in institutions in the People's Republic of China. Accounts receivable are typically unsecured, denominated in Chinese RMB, and are derived from revenues earned from customers primarily located in the People's Republic of China. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management's expectations.

      The Company's client base is limited. Revenues from its five largest customers represented 19%, 34%, and 71% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. These same five customers represent 15% and 43% of accounts receivable as of December 31, 2000 and1999, respectively.

      The Company's sales and purchase and expense transactions are generally denominated in RMB and a significant portion of the Company's assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the Bank of China. Remittances in currencies other than RMB by the Company's subsidiary in China must be processed through the Bank of China or other PRC foreign exchange regulatory bodies and require certain supporting documentation in order to effect the remittance.

      The Company faces certain macro-economic and regulatory risks and uncertainties relating to the Company's China operations (see Note 12).

      5. Balance Sheet Components (in thousands)

	December 31, 2000	December 31, 1999

Accounts receivable, net
Accounts receivable	$2,553	$463
Less: Allowance for doubtful accounts	(461)	(26)

	$2,092	$438

Fixed assets, net
Computer equipment	$8,037	$1,029
Office furniture and equipment	290	170
Leasehold improvements	461	-

	8,788	1,199
Accumulated depreciation	(1,384)	(200)

	$7,404	$999

Intangible assets, net
Goodwill	$33,226	$-
Assembled workforce	392	-

	33,618	-
Accumulated amortization	(3,335)	-

	$30,283	$-

Other assets, net
Computer software	$1,144	$669
Website development costs	131	131

	1,275	800
Accumulated amortization	(233)	(104)

	1,042	696
Long-term investment	502	-
Other	236	893

	$1,780	$1,589

Accrued liabilities
Compensation and benefits	$782	$581
Professional services	725	657
Deferred revenue and advance from customers	1,147	-
Other	658	173

	$3,312	$1,411

      6. China Contribution Plan and Profit Appropriation

      The Company's subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company's subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During 2000, 1999 and 1998, the Company contributed a total of $1,047,000, $470,000, and $103,000, respectively, to these funds.

      Pursuant to the laws applicable to China's Foreign Investment Enterprises, the Company's subsidiary in China must make appropriations from after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP); the other fund appropriations are at the Company's discretion. Since the Company's PRC subsidiaries under PRC GAAP are in a loss position, no appropriations have been made to the general reserve fund.

      7. Borrowings

      During 1999, the Company borrowed $1,500,000 through the issuance of a convertible promissory note to a preferred shareholder. The note bore interest at an annual rate of 4.79%; during 1999, the Company recognized interest expense of $14,000. The entire principal amount of the note plus accrued interest was converted automatically into Series C Preferred Stock upon the issuance of Series C Preferred Stock in October 1999 (see Note 9).

      In March 2000, the Company entered into a $2,899,000 short-term loan agreement with a PRC financial institution. The loan was denominated in Renminbi and bore annual interest at 6.14%. This loan was repaid in April 2000.

      8. Series B and Series B-1 Mandatorily Redeemable Convertible Preferred Stock

      Prior to the initial public offering and at December 31, 1999, there were 5,400,733 shares of Series B and Series B-1 Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock'') authorized, issued and outstanding. The following table sets forth the activity related to the Series B Preferred Stock (in thousands except share data):

	Series B		Series B-1		Total

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 1998	-	-	-	-	-	-
Issuance of preferred shares for cash, net of issuance costs	4,514,887	1,773	879,567	345	5,394,454	2,118
Accretion to estimated redemption value	-	204	-	40	-	244

Balance at December 31, 1998	4,514,887	1,977	879,567	385	5,394,454	2,362
Exercise of warrants	6,279	2	-	-	6,279	2
Accretion to estimated redemption value	-	391	-	76	-	467

Balance at December 31, 1999	4,521,166	2,370	879,567	461	5,400,733	2,831
Accretion to estimated redemption value	-	205	-	40	-	245
Conversion to common stock	(4,521,166)	(2,575)	(879,567)	(501)	(5,400,733)	(3,076)

Balance at December 31, 2000	-	-	-	-	-	-

      The holders of Series B Preferred Stock had various rights and preferences as follows:

      Voting

      Each holder of Series B Preferred Stock had voting rights equal to the number of shares of common stock then issuable upon its conversion into common stock. Each holder of Series B Preferred Stock generally voted together with holders of the common stock.

      Dividends

      No dividends, whether in cash, in property or in shares of the common stock of the Company could be declared on outstanding common shares unless the Board of Directors had declared a dividend for Series B Preferred Stock. If dividends on Series B Preferred Stock had been declared, dividends would have been allocated to shares of Series B Preferred Stock based on the equivalent number of shares of common stock into which such shares of Series B Preferred Stock could have been converted. The Board had declared no dividends on Series B Preferred Stock through its conversion in full into common stock on July 17, 2000.

      Liquidation

      In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series B Preferred Stock would have been entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Series A Preferred Stock, an amount equal to $0.3979 per share of Series B Preferred Stock, plus declared but unpaid dividends. After the liquidation preference of the holders of the Series B Preferred Stock had been satisfied, the holders of the Series A Preferred Stock would have been entitled to receive an amount equal to $0.0769 per share, plus declared but unpaid dividends. After setting apart or paying in full the preferential amounts due to the holders of Series B Preferred Stock and Series A Preferred Stock as noted above, the holders of the Series B Preferred Stock would have been entitled to receive an amount equal to $0.1990 per share, plus declared but unpaid dividends. Had the Company's legally available assets be insufficient to satisfy the liquidation preferences, the entire amount of assets would have been distributed ratably to the holders of Series B Preferred Stock.

      Conversion

      Each share of Series B-1 Preferred Stock was convertible, at the option of the holder commencing from the date of issuance, into shares of common stock on a share for share basis.

      In conjunction with the Company's initial public offering in July 2000, all 879,567 shares of Series B-1 Preferred Stock were converted into 879,567 shares of common stock on a share for share basis, and all 4,521,166 shares of Series B Preferred Stock were converted into 7,535,276 shares of common stock on a basis of one share Series B Preferred Stock for 1.6667 shares of common stock.

      Redemption

      Prior to the conversion into common stock, the Series B Preferred Stock was being accreted to its estimated redemption value through charges to retained earnings; such charges totaled $245,000, $467,000, and $244,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Warrants

      In connection with the issuance of the Company's Series B Preferred Stock in 1998, the Company granted an option to purchase 6,279 shares of the Company's Series B Preferred Stock at an exercise price of $0.398 per share. This option was exercised in 1999 and converted into common stock on a basis of one share of Series B Preferred Stock for 1.6667 shares of common stock.

      9. Series C Mandatorily Redeemable Convertible Preferred Stock

      Prior to the initial public offering and at December 31, 1999, there were 4,807,101 shares of Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred Stock'') authorized, and 3,846,718 issued and outstanding.

      The holders of Series C Preferred Stock had various rights and preferences as follows:

      Voting

      Each holder of Series C Preferred Stock had voting rights equal to the number of shares of common stock then issuable upon its conversion into common stock. Each holder of Series C Preferred Stock generally voted together with holders of the common stock.

      Dividends

      No dividends, whether in cash, in property or in shares of the common stock of the Company could be declared on outstanding common shares unless the Board of Directors had declared a dividend for Series C Preferred Stock. If dividends on Series C Preferred Stock had been declared, dividends would have been allocated to shares of Series C Preferred Stock based on the equivalent number of shares of common stock into which such shares of Series C Preferred Stock could have been be converted. The Board had declared no dividends on Series C Preferred Stock through its conversion in full into common stock on July 17, 2000.

      Liquidation

      In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series C Preferred Stock would have been entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Common stock, an amount equal to $1.808 per share, plus declared but unpaid dividends.

      Conversion

      Each share of Series C Preferred Stock was convertible, at the option of the holder commencing from the date of issuance, into shares of common stock on a share for share basis. In conjunction with the Company's initial public offering in July 2000, all 3,846, 718 shares of Series C Preferred Stock were converted into common stock on a share for share basis.

      Redemption

      Prior to the conversion into common stock, the Series C Preferred Stock was being accreted to its estimated redemption value through charges to retained earnings; such charges totaled $736,000 and $450,000 for the years ended December 31, 2000 and 1999. The redemption rights of the Series C Preferred Stock were subordinate to the Series B Preferred Stock.

      10. Series D Mandatorily Redeemable Convertible Preferred Stock

      In January and February 2000, the Company entered into a Series D Preferred Stock Purchase Agreement, whereby the Company authorized and issued 2,021,989 shares of the Company's Series D Mandatorily Redeemable Convertible Preferred Stock ("Series D Preferred Stock'') at an issue price of $14.837 per share.

      The holders of Series D Preferred Stock had various rights and preferences as follows:

      Voting

      Each holder of Series D Preferred Stock had voting rights equal to the number of shares of common stock then issuable upon its conversion into common stock. Each holder of Series D Preferred Stock generally voted together with holders of the common stock.

      Dividends

      No dividends, whether in cash, in property or in shares of the common stock of the Company could be declared on outstanding common shares unless the Board of Directors had declared a dividend for Series D Preferred Stock. If dividends on Series D Preferred Stock had been declared, dividends would have been allocated to Series D Preferred shares based on the equivalent number of shares of common stock into which such Series D Preferred Stock could have been converted. The Board had declared no dividends on Series D Preferred Stock through its conversion in full into common stock on July 17, 2000.

      Liquidation

      In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series D Preferred Stock would have been entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock, an amount equal to $14.837 per share, plus declared but unpaid dividends.

      Conversion

      Each share of Series D Preferred Stock was convertible, at the option of the holder commencing from the date of issuance, into shares of common stock on a share for share basis. In conjunction with the Company's initial public offering in July 2000, all 2,021,989 shares of Series D Preferred Stock were converted into 2,021,989 shares of common stock.

      Redemption

      Prior to the conversion into common stock, the Series D Preferred Stock was being accreted to its estimated redemption value through charges to retained earnings; such charges totaled $2,933,000 for the year ended December 31, 2000. The redemption rights of the Series D Preferred Stock were subordinate to the Series C Preferred Stock.

      Advertising contracts

      During the first quarter of 2000, two persons who were purchasers of Series D Preferred Stock committed to each purchase $1,500,000 of advertising and technical services and one person who was a purchaser of Series D Preferred Stock committed to purchase $6,000,000 of advertising and technical services from the Company in 2000, 2001 and 2002. The detailed description of specific services to be provided under the agreements will be decided over the term of the contracts, with the individual fees for specific services to be set at rates consistent with those charged to the Company's most preferred customers The contracts are generally terminable by either the Company or the customer where the counter party has breached the contract and where the breach is not satisfactorily cured within a specified period of time. In addition, one of the advertising contracts is terminable at the discretion of the customer during the second and third year of the contract if the Company's Web site is not ranked within the top five Web sites in China based on the level of average monthly impressions.

      During 2000, the Company recognized revenue of $433,000 under one of the $1,500,000 advertising contracts. The remaining services and payments of $1,067,000 pursuant to this contract were cancelled in December 2000. The Company has not performed services, recognized revenue, or received payments under any of the other advertising contracts with the purchasers of the Series D Preferred Stock and is uncertain whether payments will be received and services provided.

      11. Series A Preferred Stock

      At December 31, 1999, there were 2,925,000 shares of Series A Preferred Stock issued and outstanding at an issue price of $0.077 per share.

      The holders of Series A Preferred Stock had various rights and preferences as follows:

      Voting

      Each holder of Series A Preferred Stock had voting rights equal to the number of shares of common stock then issuable upon its conversion into common stock. Each holder of Series A Preferred Stock generally voted together with holders of the common stock.

      Dividends

      No dividends, whether in cash, in property or in shares of the capital stock of the Company could be declared for Series A Preferred Stock unless the Board of Directors had declared a dividend on outstanding common stock. If dividends on Series A Preferred Stock had been declared, dividends would have been allocated to shares of Series A Preferred Stock based on the equivalent number of shares of common stock into which such shares of Series A Preferred Stock could have been converted. The Board had declared no dividends on Series A Preferred Stock through its conversion in full into common stock on July 17, 2000.

      Liquidation

      In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A Preferred Stock would have been entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the common stock or to the holders of the Series B, B-1 and C Preferred Stock after the satisfaction of the liquidation preference indicated in Notes 8 and 9 above, an amount equal to $0.077 per share, plus declared but unpaid dividends.

      Conversion

      In conjunction with the Company's initial public offering in July 2000, all 2,925,000 shares of Series A Preferred Stock were converted into 2,925,000 shares of common stock on a share for share basis.

      12. Commitments and Contingencies

      In July 2000, Dr. Charles Zhang, the Company's founder, President and Chief Executive Officer, agreed with an affiliate of one of the Company's Series D Preferred shareholders, to procure Sohu.com Inc. to purchase within a period of three years not less than $6.0 million of services, including but not limited to, broadband, Web distribution, advertising, consultancy services and such other services, from its affiliated group companies at their then current fees and charges. As of December 31, 2000, no purchases or payments had been made under this agreement.

      As of December 31, 2000, the Company had future minimum rental lease payments of $1,060,000 and $141,000 for the years ended December 31, 2001 and 2002, respectively, under non-cancelable operating leases. The Company recognized $642,000, $205,000, and $157,000 of rent expense for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business and to conduct on-line advertising in the People's Republic of China. Though the People's Republic of China has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear regarding in what specific segments of these industries foreign owned entities, like the Company, may operate. The Company's legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company's ability to conduct business in the People's Republic of China.

      13. Related Party Transactions

      In connection with a warrant issued by the Company on October 18, 1999 for the purchase of 212,675 shares of common stock at an exercise price of $2.351 per share, one of the Company's shareholders arranged for certain of its affiliates to provide certain professional and managerial services to the Company. The estimated fair value of such services of approximately $60,000 for the year ended December 31, 1999 was determined by the Company by reference to salaries paid to comparable employees and has been charged to expense and credited to additional paid-in capital. As of December 31, 2000 this warrant remains outstanding.

      The Company has entered into an agreement whereby the Company provides Internet advertising and promotional services to a shareholder. The total amount of revenue recorded under agreements with this shareholder was $433,000, $178,000, and $175,000 for the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000 and 1999, $0 and $37,000, respectively, were included in accounts receivable related to this arrangement.

      Pursuant to a one-year agreement that commenced in December 1999, the Company provided a link from its Web site to the Web site of a shareholder. In addition, the shareholder provided Internet content on an updated daily basis to the Company's business channel. The link allowed for certain news and other informational content to be made available to users of the Company's Internet portal site, with revenues generated from advertising placed in conjunction with the service to be allocated between both parties on a contractually agreed basis. For the years ended December 31, 2000 and 1999, the Company recognized expense of $113,000 and $16,000, respectively, as a result of this collaborative arrangement.

      During 2000 and 1999, the Company purchased advertising of $1,943,000 and $365,000, respectively, from a company controlled by one of its shareholders.

      In June 2000, the Company entered into certain agreements with Beijing Sohu Online Network Information Services, Ltd. ("Beijing Sohu''), a PRC company that is owned by the Company's Chief Executive Officer, who is a major shareholder of the Company, and a second employee of the Company. Pursuant to the agreements with Beijing Sohu and the shareholders of Beijing Sohu, certain operations related to the Company's online content were transferred to Beijing Sohu in order to allow Beijing Sohu to develop and provide content to the Company for a monthly service fee, which will be subject to periodic adjustment as agreed between the parties. During 2000, the Company paid $145,000 in such service fees. As part of these agreements, the Company sold computer equipment at net book value to Beijing Sohu for $89,000. The Company also extended loans in the amount of $219,000 to the shareholders of Beijing Sohu in order to finance their equity investment in Beijing Sohu and these loans are included in other assets at December 31, 2000. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. The loans bear no interest and are due in full in 2010. The Company's PRC subsidiary has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000.

      In December 2000 the Company received $962,000 of cash from an investee under an agreement with that investee to provide technical and advertising services to the investee or its affiliates in 2001. This amount is recorded as deferred revenue in accrued liabilities as of December 31, 2000.

      14. Income Taxes

      The Company is subject to taxes in both the United States and the People's Republic of China. The Company's subsidiaries in China are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the ``PRC Income Tax Law''). Pursuant to the PRC Income Tax Law, wholly owned foreign enterprises are subject to income tax at a statutory rate of 33% (30% State income tax plus 3% local income tax) on PRC taxable income. The Company is in a loss position in both the U.S. and China; accordingly, no provision or benefit for income taxes has been provided in any periods. The following is a reconciliation between the U.S. federal statutory rate and the Company's effective tax rate:

	Year Ended December 31,

	2000	1999

U.S. federal statutory rate:	(34%)	(34%)
Foreign tax difference from U.S. rate	1%	1%
Permanent book-tax differences	12%	8%
Valuation allowance for deferred tax assets	21%	25%

	0%	0%

      Significant components of the Company's deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,

	2000	1999

Deferred tax assets:

Net operating loss carry forwards	$ 11,358	$ 1,196
Other book-tax basis difference	385	25

Total deferred tax assets	11,743	1,221
Valuation allowance	(11,515)	(1,190)

	228	31
Deferred tax liabilities:
Capitalized expenses	(228)	(31)

	$ -	$ -

      The Company has provided a full valuation allowance against net deferred tax assets due to the uncertainty surrounding their realization.

      As of December 31, 2000, the Company had a U.S. federal net operating loss ("NOL'') and a PRC NOL of approximately $6,746,000 and $27,449,000, respectively, available to offset future federal and Chinese income tax liabilities, respectively. The U.S. NOL will expire from 2012 to 2021 and the PRC NOL will expire from 2003 to 2006.

      15. Financial Instruments

      The carrying amount of the Company's cash and cash equivalents approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximated their market values based on their short-term maturities.

      16. Stock Options

      The Company has adopted a stock option plan which provides for the issuance of up to 4,000,000 shares of common stock. The stock option plan allows for the grant of options qualifying as "incentive stock options" under Section 422 of the U.S. Internal Revenue Code of 1986 and non-qualified stock options, which do not so qualify.

      The following table summarizes the Company's stock option activity:

	Year Ended December 31,

	2000		1999		1998

	Options Outstanding	Weighted Average Exercise Price ($)	Options Outstanding	Weighted Average Exercise Price ($)	Options Outstanding	Weighted Average Exercise Price ($)

Outstanding at beginning of period	1,028,682	$ 2.30	210,444	$ 0.038	330,694	$ 0.038
Granted	2,072,668	7.37	952,377	2.48	-	-
Exercised	-	-	(120,250)	0.038	(120,250)	0.038
Canceled	(361,876)	6.79	(13,889)	0.38	-	-
Outstanding at end of period	2,739,474	$ 5.54	1,028,682	$ 2.30	210,444	$ 0.038

Exercisable at end of Period	692,669	$ 2.19	248,238	$ 0.76	-	$-

	Options Outstanding at December 31, 2000			Options Exercisable at December 31, 2000

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$0.038 - $0.385	227,994	7.36	$0.25	188,633	$ 0.22
$1.808 - $4.188	1,313,392	8.67	$3.29	417,911	$ 2.34
$5.770 - $7.280	699,018	8.96	$6.17	86,125	$ 5.77
$13	499,070	9.41	$13.00	-	$ -

      Stock-based compensation. In connection with certain stock option grants during the years ended December 31, 2000, 1999 and 1998, the Company recognized deferred stock compensation totaling $768,000, $67,000, and $0, respectively, which is being amortized over the vesting periods of the related options, which generally range from two to four years. Compensation expense recognized during the years ended December 31, 2000, 1999, and 1998 totaled $629,000, $46,000, and $0, respectively.

      Minimum value disclosures. The Company calculated the minimum value of stock option grants on the date of grant using the Black-Scholes pricing method with the following assumptions:

Year Ended December 31,

	2000	1999

Risk-free interest rate	5.37-6.40%	4.96-5.37%
Expected life (years)	1-4	1-4
Expected dividend yield	-	-
Volatility	0 or 75%	-
Weighted average grant date fair value of options granted during the period	$0.038-$13.00	$0-$0.86

      Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the stock option awards as prescribed by SFAS No. 123, the Company's net loss per share would have resulted in the pro forma amounts disclosed below (in thousands except per share data):

Year Ended December 31,

	2000	1999	1998

Net loss attributable to common shareholders:
As reported	$ (23,150)	$ (4,366)	$ (859)
Pro forma	$ (24,197)	$ (4,411)	$ (862)
Net loss per share, basic and diluted:
As reported	$ (1.14)	$ (0.47)	$ (0.09)
Pro forma	$ (1.19)	$ (0.47)	$ (0.09)

      The effects of applying SFAS No. 123 methodology in this pro forma disclosure may not be indicative of future amounts. Additional stock option awards in future years are expected.

      17. Net Loss Per Share

      Net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,

	2000	1999	1998
Numerator:
Net loss	$ (19,236)	$ (3,449)	$ (615)
Accretion of Series B, C and D Mandatorily Redeemable Preferred Stock to redemption value	(3,914)	(917)	(244)

Net loss attributable to common stockholders	$ (23,150)	$ (4,366)	$ (859)

Denominator:
Shares used in computing basic and diluted net loss per share	20,286	9,328	9,224

Basic and diluted net loss per share attributable to common shareholders	$(1.14)	$ (0.47)	$ (0.09)

Antidilutive securities including options, warrants, and preferred shares not included in net loss per share calculation	9,957	12,820	7,812

      Pro forma net loss per share. The following table sets forth the computation of pro forma basic and diluted net loss per share for the year ended December 31, 2000 (unaudited, in thousands except per share data):

Pro Forma Year Ended December 31, 2000

Numerator:
Net loss	$(19,236)

Denominator:
Shares used in computing basic and diluted net loss per share	20,286
Adjustment to reflect assumed conversion of all preferred stock to common stock from date of issuance	9,216

Shares used in computing pro forma basic and diluted net loss per Share	29,502

Basic and diluted pro forma net loss per share (unaudited)	$(0.65)

Antidilutive securities including options and warrants not included in pro forma net loss per share calculation	741

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

      Date: March 19, 2001

Sohu.com Inc.

By: /s/ Derek Palaschuk

Derek Palaschuk
Vice President Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Charles Zhang	Chairman of the Board of Directors, President, and	March 19, 2001
Charles Zhang	Chief Executive Officer (Principal Executive Officer)

/s/ Derek Palaschuk	Vice President, Finance	March 19, 2001
Derek Palaschuk	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edwards B. Roberts	Director	March 19, 2001
Edwards B. Roberts

/s/ James McGregor	Director	March 19, 2001
James McGregor

/s/ George Chang	Director	March 19, 2001
George Chang

/s/ Thomas Gurnee	Director	March 19, 2001
Thomas Gurnee

/s/ Philip Revzin	Director	March 19, 2001
Philip Revzin

          II-1

      EXHIBIT INDEX

Exhibit No.	Description
***3.1	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

***3.2	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

10.1	2000 Stock Incentive Plan, as amended (filed herewith).

*10.2	Form of Stock Option Agreement.

*10.3	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant's Executive Officers.

*10.4	English Translation of Form of Employment Agreement for Employees of Beijing ITC.

*10.5	Series B Preferred Stock Purchase Agreement.

*10.6	Series B-1 Preferred Stock Purchase Agreement.

*10.7	Series C Preferred Stock Purchase Agreement.

*10.8	Series D Preferred Stock Purchase Agreement.

*10.9	Second Amended and Restated Stockholders' Voting Agreement.

*10.10	Third Amended and Restated Investor Rights Agreement.

*10.11	Technical Services Agreement between Hikari Tsushin, Inc. and Sohu ITC Information Technology (Beijing) Co. Ltd.

*10.12	Technical Services Agreement between Legend (Beijing) Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

*10.13	Technical Services Agreement between PCCW International Marketing Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

*10.14	Assets and Business Restructuring Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Internet Services, Ltd.

*10.15	Cooperation Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Internet Services Ltd.

*10.16	Option Agreement among Sohu ITC Information Technology (Beijing) Co. Ltd. and Charles Zhang and Jinmei He.

*10.17	Loan Agreement between Sohu.com Inc. and Charles Zhang

*10.18	Loan Agreement between Sohu.com and Jinmei He.

10.19	Agreement, dated as of July 12, 2000 between Charles Zhang and Pacific Century Cyberworks (filed herewith).

**10.20	Agreement and Plan of Merger among Sohu.com Inc., Alpha Sub Inc. and ChinaRen, Inc. dated as of September 13, 2000.

      1

21.1	Subsidiaries of the registrant (filed herewith).

27.1	Financial data schedule (filed herewith).

      * Incorporated herein by reference to the registrant's Registration Statement on Form S-1 (File No. 333-96137).

      ** Incorporated herein by reference to the registrant's Report on Form 8-K filed November 2, 2000.

      *** Incorporated herein by reference to the registrant's Report on Form 10-Q filed November 14, 2000.