Form 10-Q
period 2001-03-31
SOHU COM INC
filed 2001-05-15
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
COMMISSION FILE NUMBER 0-30961

Sohu.com Inc. (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	98-0204667
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

Suite 1519, Tower 2
Bright China Chang An Building
7 Jianguomen Nei Avenue
Beijing 100005
People's Republic of China
86-10-6510-2160

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No   ☐

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2001
Common stock, $.001 par value	35,625,716

SOHU.COM INC
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOHU.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands of US Dollars)

	March 31, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$57,582	$62,593
Accounts receivable, net	2,014	2,092
Prepaid and other current assets	1,402	1,688

Total current assets	60,998	66,373
Fixed assets, net	7,542	7,404
Intangible assets, net	26,080	30,283
Other assets, net	1,963	1,780

	$96,583	$105,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$572	$1,459
Accrued liabilities and deferred revenue	3,387	3,312

Total current liabilities	3,959	4,771

Commitments and contingencies

Shareholders’ equity:
Common stock	36	36
Additional paid-in Capital	129,759	129,759
Deferred compensation and other	(140)	(161)
Accumulated deficit	(37,031)	(28,565)

Total shareholders’ equity	92,624	101,069

	$96,583	$105,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of US Dollars except per share data)

	Three Months Ended
	March 31, 2001	March 31, 2000
Revenues:
Advertising	$2,087	$842
Non-advertising	366	—
Total revenues	2,453	842

Cost of revenues:
Advertising	1,851	817
Non-advertising	297	—
Total cost ofrevenue	2,148	817
Gross profit	305	25

Operating expenses:
Product development	1,638	352
Sales and marketing	2,476	1,550
General and administrative	1,253	690
Amortization of intangibles	4,203	—
Total operating expenses	9,570	2,592
Operating loss	(9,265)	(2,567)
Interest income	799	31
Net loss	$(8,466)	$(2,536)
Accretion on mandatorily
redeemable convertible
preferred stock	—	(1,559)
Net loss attributable to common	$(8,466)	$(4,095)
stockholders

Basic and diluted net loss per share
attributable to common
stockholders	$(0.24)	$(0.43)

Shares used in computing basic and
diluted net loss per share	$35,626	$9,416

Basic and diluted pro forma net loss
per share	$(0.24)	$(0.10)

Shares used in computing basic and
diluted pro forma net loss per
share	35,626	25,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of US Dollars)

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net loss	$(8,466)	$(2,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for doubtful accounts	101	34
Depreciation and amortization	971	163
Stock-based compensation expense	21	201
Amortization of intangible assets	4,203	—

Changes in assets and liabilities:
Accounts receivable	(23)	(372)
Prepaid and other current assets	286	(116)
Other assets	—	(237)
Accounts payable	(887)	539
Accrued liabilities	75	(27)
Net cash used in operating activities	(3,719)	(2,351)
Cash flows from investing activities:
Acquisition of fixed assets	(914)	(1,325)
Acquisition of other assets	(378)	—
Net cash used in investing activities	(1,292)	(1,325)
Cash flows from financing activities:
Issuance of Series D Mandatorily Redeemable Convertible Preferred Stock	—	29,959
Short-term loan	—	2,899
Net cash provided by financing activities	—	32,858
Net increase/(decrease) in cash and cash equivalent	(5,011)	29,182
Cash and cash equivalents at beginning of period	62,593	3,924
Cash and cash equivalents at end of period	$57,582	$33,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. ("Sohu" or the "Company'') was incorporated in Delaware, USA in August 1996 under the name of Internet Technologies China Incorporated, and changed its name to Sohu.com Inc. in September 1999.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Since the Company has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants and mandatorily redeemable convertible preferred stock would be anti-dilutive. Pro forma basic and diluted net loss per share is computed as described above and also gives effect, under SEC guidance, to the automatic conversion of all outstanding shares of mandatorily redeemable convertible preferred stock (using the as-converted method) in connection with the Company's initial public offering in July 2000.

3.  SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments. The Company does not allocate any operating costs or assets to its non-advertising revenue segment as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses or assets is material in evaluating the segment's performance.

4.  RELATED PARTY TRANSACTIONS

In December 2000, the Company received $962,000 of cash from an investee under an agreement with that investee to provide technical and advertising services to the investee or its affiliates in 2001. During the three months ended March 31, 2001, the Company recorded net revenue of $323,000 pursuant to the technical and advertising services agreement. Accrued liabilities and deferred revenue on March 31, 2001 and December 31, 2000 includes $613,000 and $962,000 of deferred revenue from the investee company, respectively.

5.  COMMITMENTS AND CONTINGENCIES

The People's Republic of China ("PRC") market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business and to conduct online advertising in the PRC. Though the PRC has, since 1978, implemented wide range market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place regarding the specific segments of these industries in which foreign owned entities, like the Company, may operate, although the scope of some of these restrictions is unclear. The Company's legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company's ability to conduct business in the PRC and this could have a material adverse effect on the Company's financial position, results of operations and cash flows.

6.  SUBSEQUENT EVENTS

On April 20, 2001, the Company, Dr. Charles Zhang, and two affiliates of one of the Company's stockholders agreed to cancel Dr. Charles Zhang's July 2000 agreement to procure Sohu to purchase $6 million of services from one such affiliate and to cancel a contract which requires the other affiliate to purchase an aggregate of $6 million of advertising and technical services from the Company in 2000, 2001 and 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to "us," "we," "our," "our company," "Sohu" and"Sohu.com" are to Sohu.com Inc., our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Sandhill Information Technology (Beijing) Co., Ltd. (or Beijing Sandhill), and our affiliate Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), and these references should be interpreted accordingly. Except where the context requires otherwise, these references include all of our subsidiaries. Unless otherwise specified, references to "China" or "PRC" refer to the People's Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu, having introduced the first Chinese language online directory, is a leading Internet portal in China in terms of brand recognition, page views and registered users. We averaged 107 million page views per day for the month of March, a 35% increase from 79.2 million per day averaged in December 2000. We define a page view as a single screen of content which refers to the sum total of what a user sees in a browser window. Registered users totaled 18.7 million as of March 31, 2001, up 51% from 12.4 million users registered as of December 31, 2000. A registered user is someone who has completed the registration through our web site and received a user name and password. Our portal consists of the following:

•	sophisticated Chinese language Web navigational and search capabilities utilizing proprietary technology;
•	fifteen main content channels containing multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career;
•	Web-based communications and community services providing free Chinese language e-mail, online bulletin boards, chat rooms and instant messaging; and
•	a platform for e-commerce services.

We were incorporated in Delaware, USA during August 1996 as Internet Technologies China Incorporated and in September 1999 we changed our corporate name to Sohu.com Inc.

On October 18, 2000, Sohu acquired ChinaRen. Revenues and expenses from ChinaRen's operations after the acquisition date have been included in Sohu's consolidated financial statements.

In January 2001, our Board of Directors adopted an amendment to Sohu's 2000 Stock Incentive Plan to increase the number of shares of common stock covered by the Stock Incentive Plan to an aggregate of 4,000,000 shares. In March 2001, our Board of Directors adopted an amendment to Sohu's 2000 Stock Incentive Plan to increase the number of shares of common stock covered by the Stock Incentive Plan to an aggregate of 7,000,000 shares. Also in March 2001, our Board of Directors approved grants of options to purchase an aggregate of 4,252,773 shares of our common stock, at an exercise price of $.86 per share, except for the options issued to Charles Zhang which have an exercise price of $.95, pursuant to the Stock Incentive Plan. In March 2001, our Board of Directors also approved grants of options to purchase an aggregate of 2,486,465 shares of our common stock, at an exercise price of $.86 per share.

Total employees were 446 at March 31, 2001, a reduction of 15% from the 524 full-time and temporary employees at December 31, 2000.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

Total advertising and non-advertising revenues were $2.5 million for the three months ended March 31, 2001, an increase of 197% from $842,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001, advertising revenues constituted $2.1 million or 85% of total revenues and non-advertising revenues were $366,000 or 15% of total revenues.

Advertising Revenues
Advertising revenues for the three months ended March 31, 2001 were $2.1 million, a 148% increase compared to $842,000 for the three months ended March 31, 2000. The increase was due primarily to the increasing number of advertisers purchasing space on our online media properties as well as larger and longer-term purchases by certain advertisers. Sales to Sohu's five largest advertisers were 37% of total advertising revenues for the three months ended March 31, 2001, as compared to 34% of total advertising revenues for the three months ended March 31, 2000. Included in advertising revenues for the quarter ended March 31, 2001 was $323,000 from a related party.

Non-advertising Revenues
Non-advertising revenues of $366,000 during the three months ended March 31, 2001 were generated from e-business and e-commerce services. We did not receive any non-advertising revenues for the three months ended March 31, 2000. E-business revenues from corporate portals were in excess of 50% of total non-advertising revenue during the three months ended March 31, 2001. E-commerce revenues included direct sales of CDs, cosmetics and other consumer products from the Sohu Shopping Channel. There was no comparable revenue for the three months ended March 31, 2001 because these were new business lines started in 2001.

COSTS AND EXPENSES

Cost of Revenues
Total advertising and non-advertising cost of revenues was $2.1 million for the three months ended March 31, 2001 as compared to $817,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001, advertising cost of revenues constituted $1.9 million or 86% of total cost of revenues and non-advertising cost of revenues were $297,000 or 14% of total cost of revenues.

Advertising cost of revenues
The increase in advertising cost of revenue from $1 million to $1.9 million for the three months ended March 31, 2001 as compared to the comparable period in 2000 was a result of the ongoing development of our Web site over the past year and the acquisition of ChinaRen in October 2000. We incurred additional personnel costs associated with increasing the breadth and depth of our channel and feature offerings, higher bandwidth leasing charges due to leasing of additional bandwidth from the Beijing Telecom Administration and higher hardware and software amortization costs associated with the acquisition of additional servers and storage devices.

Non-advertising cost of revenues
Non-advertising cost of revenues of $297,000 during the three months ended March 31, 2001 included personnel expenses, related overhead charges and the cost of inventory sold to customers as part of our e-business and e-commerce services. There were no non-advertising revenues for the three months ended March 31, 2000, and therefore no non-advertising costs of revenues for that period.

Product Development Expenses
Product development expenses were $1.6 million for the three months ended March 31, 2001 as compared to $352,000 for the three months ended March 31, 2000. The increase was attributable to increased staffing and related costs, and additional technology and license fees for new products.

Sales and Marketing Expenses
Sales and marketing expenses were $2.5 million for the three months ended March 31, 2001 as compared to $1.6 million for the three months ended March 31, 2000. The increase was attributable to the launch of new advertising campaigns, including print, radio and billboard advertising and hosting of promotional events, as well as an increase in personnel costs associated with the expansion of sales and marketing staff.

General and Administrative Expenses
General and administrative expenses were $1.3 million for the three months ended March 31, 2001 as compared to $690,000 for the three months ended March 31, 2000. The increase was attributable to increased staffing, office space expansion and professional fees and increased expenditures associated with the expansion of our company including the acquisition of ChinaRen.

Amortization of Intangible Assets
Intangible assets of $33.6 million including $392,000 for assembled workforce and $33.2 million in goodwill arose as a result of the October 18, 2000 acquisition of ChinaRen, and are being amortized over their estimated useful life of two years. The amortization expense for the three months ended March 31, 2001 was $4.2 million. There was no amortization expense during the three months ended March 31, 2000.

Operating Loss
As a result of the foregoing, we had an operating loss of $9.3 million for the three months ended March 31, 2001 compared to $2.6 million for the three months ended March 31, 2000.

Interest Income
Interest income increased to $799,000 for the three months ended March 31, 2001 as compared to $31,000 for the three months ended March 31, 2000. The increase is attributable to higher cash and short-term investment balances as a result of investment of the net proceeds from our initial public offering completed in July 2000.

Net Loss
As a result of the foregoing, we had a net loss of $8.5 million for the three months ended March 31, 2001 compared to $2.5 million for the three months ended March 31, 2000.

Net loss attributable to common stockholders was $8.5 million for the three months ended March 31, 2001 compared to $4.1 million for the three months ended March 31, 2000. The difference between the net loss and the net loss attributable to common stockholders for the three months ended March 31, 2000 resulted from accretion on mandatorily redeemable preferred stock. There is no comparable distinction for the three months ended March 31, 2001 because all of the mandatorily redeemable preferred stock converted into common stock effective upon the closing of the initial public offering of Sohu's common stock in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of preferred stock. From inception through March 31, 2001, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. As of March 31, 2001, we had $57.6 million in cash and cash equivalents.

Net cash used in operating activities during the three months ended March 31, 2001 increased to $3.7 million as compared to $2.4 million during the three months ended March 31, 2000. This increase was due to costs associated with increases in personnel and overhead, increased sales and marketing initiatives associated with the development of Sohu, and the acquisition of ChinaRen in October 2000.

Net cash used in investing activities during the three months ended March 31, 2001 was $1.3 million, which was approximately the same as that of the three months ended March 31, 2000.

There was no cash provided by financing activities during the three months ended March 31, 2001.

Our principal commitments consist of obligations under various operating leases for office facilities. We expect that capital expenditures in 2001 will primarily consist of purchases of additional servers, computer software, workstations and technological improvements to network infrastructure.

We believe that current cash and cash equivalents will be sufficient to meet anticipated increases in working capital (net cash used in operating activities), commitments and capital expenditures cash needs for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

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

We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $37 million at March 31, 2001. We anticipate that we will continue to incur substantial net losses due to a high level of planned operating and capital expenditures, including increased sales and marketing costs, additional personnel hires, and greater levels of product development. Our net losses may continue to increase in the future and we may never achieve or sustain profitability.

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

We began offering products and services under the www.Sohu.com Web site in February 1998. Accordingly, we have a limited operating history upon which investors can evaluate our business. In addition, our senior management and employees have worked together at our company for only a relatively short period of time. As an early stage company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	increase our online advertising revenues and successfully build an e-commerce business, given the early stage of development of the PRC Internet industry;

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer; and

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings.

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

Issues, risks and uncertainties relating to PRC government regulation of the PRC Internet sector include the following:

•	The PRC recently enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these recently-enacted regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. If these new regulations are interpreted to be inconsistent with our restructuring, our business will be severely impaired.

•	A limitation on foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services, is expected to be applied to Internet businesses such as ours. However, under regulations published to date, the extent of the limitation is unclear. In the past, some officials of the MII have taken the position that foreign investment in the Internet sector is prohibited.

•	Under the agreement reached in November 1999 between the PRC and the United States concerning the United States' support of China's entry into the World Trade Organization, or WTO, foreign investment in PRC Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China's entry into the WTO, 49% in the second year and 50% thereafter. However, the implementation of this agreement is still subject to various conditions.

•	The MII has also stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation may include online advertising and online news reporting.

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

If we, Beijing ITC, Beijing Sandhill or Beijing Sohu are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC's, Beijing Sandhill's or Beijing Sohu's income;

•	revoking our, Beijing ITC's, Beijing Sandhill's or Beijing Sohu's business license;

•	shutting down our, Beijing ITC's, Beijing Sandhill's or Beijing Sohu's servers and/or blocking our Web sites;

•	requiring us, Beijing ITC, Beijing Sandhill or Beijing Sohu to restructure our ownership structure or operations; and

•	requiring us, Beijing ITC, Beijing Sandhill or Beijing Sohu to discontinue any portion or all of our Internet business.

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

Because the PRC government restricts foreign investment in Internet-related businesses, we have restructured our Internet operations by having Beijing Sohu acquire appropriate government approvals to conduct our content-related operations. In addition, we have transferred our content-related assets and operations to Beijing Sohu. The legal uncertainties associated with PRC government regulations and our restructuring may be summarized as follows:

•	whether the PRC government may view our restructuring as being in compliance with its laws and regulations;

•	whether the PRC government may impose additional regulatory requirements with which we or Beijing Sohu may not be in compliance; and

•	whether the PRC government will permit Beijing Sohu to acquire future licenses necessary in order to conduct operations in the PRC.

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

We depend on online advertising for most of our revenues.

We derive most of our revenues from the sale of online advertising on our Web sites. For the three months ended March 31, 2001, advertising revenues represented approximately 85% of our total revenues. In addition, our business plan is heavily dependent on the anticipated expansion of online advertising in China and the growth of our revenue is heavily dependent on online advertising.

The online advertising market in China is new and relatively small. Our ability to generate and maintain significant online advertising revenues in China will depend, among other things, on:

•	the development of a large base of users possessing demographic characteristics attractive to advertisers;

•	downward pressure on online advertising prices;

•	the development of independent and reliable means of verifying traffic; and

•	the effectiveness of our advertising delivery, tracking and reporting systems.

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

Our ability to obtain additional financing in the future is subject to a variety of uncertainties, including:

•	investors' perceptions of and appetite for Internet-related securities;

•	conditions in the U.S. and other capital markets in which we may seek to raise financing;

•	our future results of operations, financial condition and cash flows;

•	the amount of capital that other PRC entities may seek to raise in foreign capital markets;

•	PRC governmental regulation of foreign investment in Internet companies;

•	economic, political and other conditions in the PRC;

•	PRC governmental policies relating to foreign currency borrowings; and

•	any new laws and regulations that may require various PRC government approvals for securities offerings by companies engaged in the Internet sector in the PRC.

Our inability to raise additional funds on favorable terms, or at all, could force us to scale back our planned expenditures, which could adversely affect our growth prospects. For more information on our capital and financing requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As our audience and their Internet use increase, as the demands of our audience and the needs of our customers change and as the volume of online advertising and e-commerce activities increases, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	adapt our services and maintain and improve the quality of our services;

•	continue training, motivating and retaining our existing employees and attracting and integrating new employees; and

•	developing and improving our operational, financial, accounting and other internal systems and controls.

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

We depend on a small group of advertisers for a significant portion of our total revenues. During the three months ended March 31, 2001, our five largest advertisers accounted for approximately 37% of our total advertising revenues. Our business, financial condition and results of operations would be adversely affected by the loss of one or more of our significant advertisers or a decrease in the volume of advertising by any these advertisers.

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

We could be exposed to liability for the selection of listings that may be accessible through our portal or through content and materials that our visitors may post in classifieds, message boards, chat rooms or other interactive services. If any information provided through our services contains errors, third parties may make claims against us for losses incurred in reliance on the information. We also offer Web-based e-mail services, which expose us to potential liabilities or claims resulting from:

•	unsolicited e-mail;

•	lost or misdirected messages;

•	illegal or fraudulent use of e-mail; or

•	interruptions or delays in e-mail service.

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

There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Some of our major competitors in China are major United States Internet companies, such as Yahoo! Inc. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as America Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

•	substantially greater financial and technical resources;

•	more extensive and well developed marketing and sales networks;

•	better access to original content;

•	greater global brand recognition among consumers; and

•	larger customer bases.

With these advantages, our competitors may be better able to:

•	develop, market and sell their products and services;

•	adapt more quickly to new and changing technologies; and

•	more easily obtain new customers.

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

We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. All of our servers and routers are currently hosted in a single location within the premises of Beijing Telecom Administration. We do not maintain any back up servers outside Beijing. We do not have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shutdown. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

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

Internet usage could decline if any well-publicized compromise of security occurs. "Hacking" involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. We cannot assure you that any measures we may take will be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•	structure;

•	level of government involvement;

•	level of development;

•	level of capital reinvestment;

•	growth rate;

•	control of foreign exchange; and

•	methods of allocating resources.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedental value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Beijing ITC and Beijing Sandhill, are wholly foreign owned enterprises, or WFOEs, which are enterprises incorporated in mainland China and wholly-owned by foreign investors. Beijing ITC and Beijing Sandhill are subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

There were 35,625,716 shares of our common stock outstanding as of March 31, 2001, as well as options and warrants to purchase an additional 6,844,831 shares of our common stock. Of the outstanding shares, 26,624,216 were issued prior to the initial public offering of our common stock. These shares, if they have not already been sold into the public market, are either freely tradable without restriction under Rule 144(k) under the Securities Act or tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

Our three largest stockholders currently beneficially own approximately 50% of the outstanding shares of common stock. Accordingly these three stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three months ended March 31, 2001 was not material.

INVESTMENT RISK

In the year 2000, we invested in a privately-held company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method as ownership less than 5%, and we do not have the ability to exercise significant influence over its operations. For investments in privately-held companies, we identify and record impairment losses when events and circumstances indicate that such assets have been permanently impaired.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 17, 2000, we completed an underwritten initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. Public trading of the common stock offered in the initial public offering commenced on July 12, 2000. The U.S. underwriters for the offering were Credit Suisse First Boston Corporation, BOCI Asia Limited and Donaldson, Lufkin & Jenrette Securities Corporation and the International managers were Credit Suisse First Boston (Hong Kong) Limited, BOCI Asia Limited and Donaldson, Lufkin & Jenrette Asia Limited. We sold an aggregate of 4,600,000 shares of common stock in the offering at a price to the public of $13 per share, resulting in gross proceeds of $59.8 million. Our net proceeds, after deduction of the underwriting discount of $4.2 million and other offering expenses of $3.2 million, were approximately $52.4 million. All shares sold in the offering were sold by us.

No proceeds of the offering were used during the quarter ended March 31, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Subsequent Events

On April 20, 2001, the Company, Dr. Charles Zhang, and two affiliates of one of the Company's stockholders agreed to cancel Dr. Charles Zhang's July 2000 agreement to procure Sohu to purchase $6 million of services from one such affiliate and to cancel a contract which requires the other affiliate to purchase an aggregate of $6 million of advertising and technical services from the Company in 2000, 2001 and 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOHU.COM INC.

Dated: May 15, 2001

By: /s/ Derek Palaschuk

___________________________ Vice President Finance (Principal Financial Officer)