Form 10-Q
period 2001-06-30
SOHU COM INC
filed 2001-08-10
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
COMMISSION FILE NUMBER 0-30961

Sohu.com Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	98-0204667 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
Suite 1519, Tower 2 Bright China Chang An Building 7 Jianguomen Nei Avenue Beijing 100005 People’s Republic of China 86-10-6510-2160

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2001
Common stock, $.001 par value	35,625,716

SOHU.COM INC
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOHU.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands of US Dollars)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$54,207	$62,593
Accounts receivable, net	2,362	2,092
Prepaid and other current assets	944	1,688

Total current assets	57,513	66,373
Fixed assets, net	7,404	7,404
Intangible assets, net	21,878	30,283
Other assets, net	1,935	1,780

	$88,730	$105,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$411	$1,459
Accrued liabilities and deferred revenues	3,165	3,312

Total current liabilities	3,576	4,771

Commitments and contingencies

Shareholders' equity:
Common Stock	36	36
Additional paid-in capital	130,504	129,759
Deferred compensation and other	(707)	(161)
Accumulated deficit	(44,679)	(28,565)

Total shareholders' equity	85,154	101,069

	$88,730	$105,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of US Dollars except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenues:
Advertising	$ 2,227	$ 1,330	$ 4,314	$ 2,172
Non-advertising	651	-	1,017	-

Total revenues	2,878	1,330	5,331	2,172

Cost of revenues:
Advertising	1,762	1,172	3,613	1,989
Non-advertising	522	-	819	-

Total cost of revenue	2,284	1,172	4,432	1,989

Gross profit	594	158	899	183

Operating expenses:
Product development	1,295	543	2,933	895
Sales and marketing	2,141	2,951	4,617	4,502
General and administrative	1,197	1,488	2,450	2,177
Amortization of intangibles	4,202	-	8,405	-

Total operating expenses	8,835	4,982	18,405	7,574

Operating loss	(8,241)	(4,824)	(17,506)	(7,391)
Interest income	593	402	1,392	433

Net loss	(7,648)	(4,422)	(16,114)	(6,958)
Accretion on mandatorily redeemable convertible preferred stock	-	(2,106)	-	(3,665)

Net loss attributable to common stockholders	$ (7,648)	$ (6,528)	$ (16,114)	$ (10,623)

Basic and diluted net loss per share attributable to common stockholders	$ (0.21)	$ (0.69)	$ (0.45)	$ (1.13)

Shares used in computing basic and diluted net loss per share	35,626	9,416	35,626	9,416

Basic and diluted pro forma net loss per share (unaudited)	$ (0.21)	$ (0.17)	$ (0.45)	$ (0.26)

Shares used in computing basic and diluted pro forma net loss per share (unaudited)	35,626	26,624	35,626	26,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

  SOHU.COM INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited, in thousands of US Dollars)

	Six Months Ended

	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net loss	$(16,114)	$(6,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	8,405	-
Depreciation and amortization	1,951	449
Stock-based compensation expense	167	438
Allowance for doubtful accounts receivable	75	-
Loss on disposal of fixed assets	-	2

Changes in assets and liabilities:
Accounts receivable	(345)	(708)
Prepaid and other current assets	744	(209)
Accounts payable	(1,048)	728
Accrued liabilities and deferred revenues	(147)	1,387

Net cash used in operating activities	(6,312)	(4,871)
Cash flows from investing activities:
Acquisition of fixed assets	(1,581)	(2,820)
Acquisition of other assets	(522)	(2,929)
Disposal of other assets	-	122

Net cash used in investing activities	(2,103)	(5,627)
Cash flows from financing activities:
Issuance of Series D Mandatorily Redeemable Convertible Preferred Stock	-	29,947
Short-term loan	-	2,899
Repayment of short-term loan	-	(2,899)
Other	29	-

Net cash provided by financing activities	29	29,947
Net increase/(decrease) in cash and cash equivalents	(8,386)	19,449
Cash and cash equivalents at beginning of period	62,593	3,924

Cash and cash equivalents at end of period	$54,207	$23,373

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

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is currently evaluating the impact of this pronouncement to determine the effect it will have on the January 1, 2002 unamortized balance of goodwill of $13 million that arose from the ChinaRen, Inc. acquisition. Also upon adoption of this pronouncement, the Company would cease to amortize the goodwill which is currently being amortised over 24 months with a monthly charge of $1.4 million.

3. NET LOSS PER SHARE

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

4. SEGMENT INFORMATION

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

5. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2001, the Company recorded net revenue of $368,000 and $691,000, respectively, pursuant to a technical and advertising services agreement with an investee company. Accrued liabilities and deferred revenue on June 30, 2001 and December 31, 2000 includes $210,000 and $962,000 of deferred revenue from the investee company, respectively.

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

Pursuant to the Company's 2000 Stock Incentive Plan, during the six months ended June 30, 2001, the Company granted 1,126,838 stock options which will be issued to designated employees upon meeting certain performance criteria as set by the Company's Board of Directors for the year ended December 31, 2001. During the quarter ended June 30, 2001, the Company recognized stock compensation expense of $123,000 and deferred compensation of $735,000 related to these 1,126,838 options. The compensation expense and deferred compensation amounts could vary in future periods due to fluctuations in the Company's stock price. Additionally, if the Plan's criteria are not met, these amounts would be reversed in future periods.

7. SUBSEQUENT EVENT

In July 2001, the Company’s Board of Directors adopted a stockholder rights plan (the “Plan”). Under the Plan, the Company will distribute a dividend in the form of a right to purchase a unit of preferred stock to each holder of common stock of record as of the close of business on July 23, 2001. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company's stockholders. The Rights will expire on July 25, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc., our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Sandhill Information Technology (Beijing) Co., Ltd. (or Beijing Sandhill), and our affiliate Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), and these references should be interpreted accordingly. Except where the context requires otherwise, these references include all of our subsidiaries. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu, having introduced the first Chinese language online directory, is a leading Internet portal in China in terms of brand recognition, page views and registered users. We averaged 127 million page views per day for the month of June, a 17% increase from 107 million per day averaged in March 2001. We define a page view as a single screen of content which refers to the sum total of what a user sees in a browser window. Registered users totaled 25.4 million as of June 30, 2001, up 37% from 18.7 million users registered as of March 31, 2001. A registered user is someone who has completed the registration through our web site and received a user name and password. Our portal consists of the following:

  sophisticated Chinese language Web navigational and search capabilities utilizing proprietary technology;

  seventeen main content channels containing multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career;
  Web-based communications and community services providing free Chinese language e-mail, online bulletin boards, chat rooms, instant messaging, short messaging and alumni club; and
  a platform for e-commerce services.

We were incorporated in Delaware, USA during August 1996 as Internet Technologies China Incorporated and in September 1999 we changed our corporate name to Sohu.com Inc.

On October 18, 2000, Sohu acquired ChinaRen. Revenues and expenses from ChinaRen’s operations after the acquisition date have been included in Sohu’s consolidated financial statements.

On April 20, 2001, Beijing ITC, Dr. Charles Zhang, and two affiliates of one of Sohu’s stockholders agreed to cancel Dr. Charles Zhang’s July 2000 agreement to procure Sohu to purchase $6 million of services from one such affiliate and to cancel a contract which requires the other affiliate to purchase an aggregate of $6 million of advertising and technical services from Beijing ITC in 2000, 2001 and 2002.

Pursuant to the Company's 2000 Stock Incentive Plan, during the six months ended June 30, 2001, the Company granted 1,126,838 stock options which will be issued to designated employees upon meeting certain performance criteria as set by the Company's Board of Directors for the year ended December 31, 2001. During the quarter ended June 30, 2001, the Company recognized stock compensation expense of $123,000 and deferred compensation of $735,000 related to these 1,126,838 options. If the performance criteria are not met, these amounts would be reversed in future periods.

In July 2001, the Company’s Board of Directors adopted a stockholder rights plan (the “Plan”). Under the Plan, the Company will distribute a dividend in the form of a right to purchase a unit of preferred stock to each holder of common stock of record as of the close of business on July 23, 2001. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company's stockholders. The Rights will expire on July 25, 2011.

Total employees were 432 at June 30, 2001, a reduction of 18% from the 524 full-time and temporary employees at December 31, 2000.

We have incurred significant net losses and have negative cash flows from operations since inception. These losses have been funded with proceeds of preferred stock private placements. We may increase spending on marketing and brand development, content enhancements and technology and infrastructure. As a result, net losses could increase in the foreseeable future. We anticipate funding these expected losses with the remaining proceeds from our initial public offering completed in July 2000.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

Total revenues increased by $1.6 million to $2.9 million for the three months ended June 30, 2001 and increased by $3.1 million to $5.3 million for the six months ended June 30, 2001 as compared to the corresponding three and six month periods in 2000. For the three months ended June 30, 2001, advertising revenues constituted $2.2 million or 77% of total revenues and non-advertising revenues were $651,000 or 23% of total revenues. For the six months ended June 30, 2001, advertising revenues were $4.3 million or 81% of total revenues and non-advertising revenues were $1 million or 19% of total revenues. There were no non-advertising revenues in the corresponding three and six month periods in 2000.

Advertising Revenues
Advertising revenues increased by $897,000 to $2.2 million for the three months ended June 30, 2001, and increased by $2.1 million to $4.3 million for the six months ended June 30, 2001, as compared to the corresponding three and six month periods in 2000. The increase was due primarily to the increasing number of advertisers purchasing space on our online media properties as well as larger and longer-term purchases by certain advertisers. Sales to Sohu’s five largest advertisers were 28% and 28% of total revenues for the three and six months ended June 30, 2001, respectively, as compared to 26% and 26% of total revenues for the three and six months ended June 30, 2000. Included in advertising revenues for the three and six months ended June 30, 2001 was $368,000 and $691,000 from a related party, respectively.

Non-advertising Revenues
Non-advertising revenues were $651,000 and $1 million for the three and six months ended June 30, 2001, respectively. We did not receive any non-advertising revenues for the three and six months ended June 30, 2000. Non-advertising revenues were generated from e-business, subscription and e-commerce services. E-business revenues are derived from the sale of technology solutions. E-commerce revenues included direct sales of CDs, cosmetics and other consumer products from the Sohu Shopping Channel. There was no comparable revenue for the three and six months ended June 30, 2000 because these were new business lines started in 2001.

COSTS AND EXPENSES

Cost of Revenues
Total cost of revenues increased by $1.1 million to $2.3 million for the three months ended June 30, 2001, and increased by $2.4 million to $4.4 million for the six months ended June 30, 2001, as compared to the corresponding three and six month periods in 2000. For the three months ended June 30, 2001, advertising cost of revenues constituted $1.8 million or 77% of total cost of revenues and non-advertising cost of revenues was $522,000 or 23% of total cost of revenues. For the six months ended June 30, 2001, advertising cost of revenues constituted $3.6 million or 82% of total cost of revenues and non-advertising cost of revenues was $819,000 or 18% of total cost of revenues.

Advertising cost of revenues
Advertising cost of revenues increased by $590,000 to 1.8 million for the three months ended June 30, 20001, and increased by $1.6 million to $3.6 million for the six months ended June 30, 2001, as compared to the corresponding three and six month periods in 2000. The increase was a result of the ongoing development of our Web site over the past year and the acquisition of ChinaRen in October 2000. We incurred additional personnel costs associated with increasing the breadth and depth of our channel and feature offerings, higher bandwidth leasing charges due to leasing of additional bandwidth from the Beijing Telecom Administration and higher hardware and software amortization costs associated with the acquisition of additional servers and storage devices.

Non-advertising cost of revenues
Non-advertising cost of revenues was $522,000 and $819,000 for the three and six months ended June 30, 2001, respectively. Non-advertising cost of revenues included personnel expenses, related overhead charges and the cost of inventory sold to customers as part of our e-business and e-commerce services. There were no non-advertising revenues for the three and six months ended June 30, 2000, and therefore no non-advertising costs of revenues for those periods.

Product Development Expenses
Product development expenses increased by $752,000 to $1.3 million for the three months ended June 30, 2001, and increased by $2 million to $2.9 million for the six months ended June 30, 2001, as compared to the corresponding three and six month periods in 2000. The increase was attributable to increased staffing and related costs, and additional technology and license fees for new products.

Sales and Marketing Expenses
Sales and marketing expenses decreased by $810,000 to $2.1 million for the three months ended June 30, 2001, and increased by $100,000 to $4.6 million for the six months ended June 30, 2001, as compared to the corresponding three and six month periods in 2000. The decrease for the three months ended June 30, 2001 was due primarily to the changes of marketing strategy and marketing expense reduction. The increase for the six months ended June 30, 2001 was attributable to the launch of more advertising campaigns during the first three months of 2001 than during the first three months in 2000.

General and Administrative Expenses
General and administrative expenses decreased by $291,000 to $1.2 million for the three months ended June 30, 2001, and increased by $273,000 to $2.4 million for the six months ended June 30, 2001, as compared to the corresponding three and six month periods in 2001. The decrease for the three months ended June 30, 2001 was due primarily to reduced spending on professional fees and office expenses. The increase for the six months ended June 30, 2001 was primarily attributable to increased staffing, office space expansion and professional fees and increased expenditures in the first three months in 2001 as compared to the corresponding period in 2000.

Amortization of Intangible Assets
Intangible assets of $33.6 million including $392,000 for assembled workforce and $33.2 million in goodwill arose as a result of the October 18, 2000 acquisition of ChinaRen, and are being amortized over their estimated useful life of two years. The amortization expense for the three and six months ended June 30, 2001 was $4.2 million and $8.4 million, respectively. There was no amortization expense for the three and six months ended June 30, 2000.

Operating Loss
As a result of the foregoing, we had an operating loss of $17.5 million for the six months ended June 30, 2001 as compared to $7.4 million for the six months ended June 30, 2000, and an operating loss of $8.2 million for the three months ended June 30, 2001 as compared to $4.8 million for the three months ended June 30, 2000.

Interest Income
Interest income increased by $191,000 to $593,000 for the three months ended June 30, 2001, and increased by $959,000 to $1.4 million for the six months ended June 30, 2001, as compared to the corresponding three and six month periods in 2001. The increase is attributable to higher cash and short-term investment balances as a result of investment of the net proceeds from our initial public offering completed in July 2000.

Net Loss
As a result of the foregoing, we had a net loss of $16.1 million for the six months ended June 30, 2001 as compared to $7 million for the six months ended June 30, 2000, and a net loss of $7.6 million for the three months ended June 30, 2001 as compared to $4.4 million for the three months ended June 30, 2000.

Net loss attributable to common stockholders was $16.1 million for the six months ended June 30, 2001 compared to $10.6 million for the six months ended June 30, 2000, and net loss attributable to common stockholders was $7.6 million for the three months ended June 30, 2001 compared to $6.5 million for the three months ended June 30, 2000. The difference between the net loss and the net loss attributable to common stockholders for the three and six months ended June 30, 2000 resulted from accretion on mandatorily redeemable preferred stock. There is no comparable distinction for the three and six months ended June 30, 2001 because all of the mandatorily redeemable preferred stock was converted into common stock effective upon the closing of the initial public offering of Sohu’s common stock in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of preferred stock. From inception through June 30, 2001, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. As of June 30, 2001, we had $54.2 million in cash and cash equivalents.

Net cash used in operating activities during the six months ended June 30, 2001 increased to $6.4 million as compared to $4.9 million during the six months ended June 30, 2000. This increase was due to costs associated with increases in personnel, bandwidth, office space expansion and other operating expenses.

Net cash used in investing activities during the six months ended June 30, 2001 decreased to $2 million as compared to $3.6 million during the six months ended June 30, 2000. The decrease was primarily the result of less fixed assets expenditures and no investment of proceeds from our initial public offering during the six months ended June 30, 2001.

During the six months ended June 30, 2001, there was no significant cash provided by financing activities.

Our principal commitments consist of obligations under various operating leases for office facilities. We expect that capital expenditures in 2001 will primarily consist of purchases of additional servers, computer software, workstations and technological improvements to network infrastructure.

We believe that current cash and cash equivalents will be sufficient to meet anticipated increases in working capital (net cash used in operating activities), commitments and capital expenditures cash needs for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in debt service obligations and could result in

10 operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

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

We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $44.7 million at June 30, 2001. We anticipate that we will continue to incur substantial net losses due to a high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Our net losses may continue to increase in the future and we may never achieve or sustain profitability.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Beijing Sandhill’s or Beijing Sohu’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Beijing Sandhill’s or Beijing Sohu’s current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us, Beijing ITC, Beijing Sandhill or Beijing Sohu.

If we, Beijing ITC, Beijing Sandhill or Beijing Sohu are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

  levying fines;
  confiscating our, Beijing ITC’s, Beijing Sandhill’s or Beijing Sohu’s income;
  revoking our, Beijing ITC’s, Beijing Sandhill’s or Beijing Sohu’s business license;
  shutting down our, Beijing ITC’s, Beijing Sandhill’s or Beijing Sohu’s servers and/or blocking our Web sites;
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

We derive most of our revenues from the sale of online advertising on our Web sites. For the three and six months ended June 30, 2001, advertising revenues represented approximately 77% and 81% of our total revenues, respectively. In addition, our business plan is dependent on the anticipated expansion of online advertising in China and the growth of our revenue is dependent on online advertising.

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

There are currently no industry standard pricing models used to sell advertising on the Internet. This makes it difficult to project our future advertising rates and revenues. The models we adopt may prove not to be profitable. A significant portion of our advertising revenues in 2000 and 2001 were derived from charging a fixed fee to display an advertisement over a given time period. To the extent that minimum guaranteed impression levels are not met, we are required to provide additional impressions after the contract term and we accordingly defer the related revenue.

We may not be able to track the delivery of advertisements through our portal, which may make us less attractive to potential advertisers.

It is important to advertisers that we accurately measure the demographics of our user base and the delivery of advertisements through our portal. Companies may choose not to advertise on our portal or may pay less for advertising if they do not perceive our portal to be reliable. We depend on third parties to provide us with some of these measurement services. If they are unable to provide these services in the future, we would need to perform these services ourselves or obtain these services from other providers. This could cause us to incur additional costs or cause interruptions or slowdowns in our business during the time we are replacing these services. We are currently implementing additional systems designed to collect information on our users. We may not be able to implement these systems successfully.

The loss of one of our significant advertisers would reduce our advertising revenues as well as materially and adversely affect our financial conditions and results of operations.

We depend on a small group of advertisers for a significant portion of our total revenues. During the three and six months ended June 30, 2001, our five largest advertisers accounted for approximately 28% and 28% of our total advertising revenues. Our business, financial condition and results of operations would be adversely affected by the loss of one or more of our significant advertisers or a decrease in the volume of advertising by any these advertisers.

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

We are a holding company with no operating assets other than the shares of Beijing ITC and Beijing Sandhill, our wholly-owned subsidiaries in the PRC that own and conduct our Internet business. We will rely on dividends and other distributions on equity paid by Beijing ITC and Beijing Sandhill for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC and Beijing Sandhill incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC and Beijing Sandhill’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC and Beijing Sandhill only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC and Beijing Sandhill are also required to set aside a portion of their net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

Beijing ITC and Beijing Sandhill have incurred losses since their inceptions and are expected to continue to incur losses in the foreseeable future. Therefore, we have not received any dividends or other distributions from Beijing ITC and Beijing Sandhill in the past and do not expect any dividends in the foreseeable future.

We may not have exclusive rights over the mark “Sohu.com” in certain areas.

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

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any Web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Under the applicable regulations, we may be held liable for any content transmitted on our portal. Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it. Moreover, where the transmitted content is considered suspicious, we are required to report such content. We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, we may be shut down. In addition, under recently adopted

21 regulations, Internet companies which provide bulletin board systems, chat rooms or similar services, such as our company, must apply for the approval of the State Secrecy Bureau. As the implementing rules of these new regulations have not been issued, however, we do not know how or when we will be expected to comply, or how our business will be affected by the application of these regulations.

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

Currently, Beijing ITC and Beijing Sandhill may purchase foreign exchange for settlement of “current account transactions,” including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Beijing ITC and Beijing Sandhill may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE. This could affect Beijing ITC’s and Beijing Sandhill’s ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

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

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because most of our assets are located outside of the United States.

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

The market price of our common stock has been and will likely continue to be volatile.

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

There were approximately 35,625,716 shares of our common stock outstanding as of August 10, 2001, as well as options and warrants to purchase approximately an additional 5,365,494 shares of our common stock. Of the outstanding shares, 26,624,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradeable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

Sohu issued 4,600,000 shares of common stock in connection with the initial public offering. All of these shares are freely tradable without restriction unless they are held by our “affiliates” as that term is defined in Rule 144 under the Securities Act.

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

Our three largest stockholders currently beneficially own approximately 64% of the outstanding shares of common stock. Accordingly these three stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

Holders of a majority of the outstanding shares of our common stock are parties to an agreement under which they have agreed to vote together in favor of a nominee of one of our stockholders to our board of directors. As a result of their voting power, they will have the ability to cause that nominee to be elected.

Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and Sohu’s Stockholder Rights Plan could delay or deter a change in control.

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

In addition, we have adopted a stockholder rights plan under the terms of which, in general, if a person or group acquires more than 20% of the outstanding shares of common stock, all other Sohu stockholders would have the right to purchase securities from Sohu at a substantial discount to those securities’ fair market value, thus causing substantial dilution to the holdings of the person or group which acquires more than 20%. The stockholder rights plan may inhibit a change in control and, therefore, could adversely affect the stockholders’ ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies

24 and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three months ended June 30, 2001 was not material.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 17, 2000, we completed an underwritten initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. Public trading of the common stock offered in the initial public offering commenced on July 12, 2000. The U.S. underwriters for the offering were Credit Suisse First Boston Corporation, BOCI Asia Limited and Donaldson, Lufkin & Jenrette Securities Corporation and the International managers were Credit Suisse First Boston (Hong Kong) Limited, BOCI Asia Limited and Donaldson, Lufkin & Jenrette Asia Limited. We sold an aggregate of 4,600,000 shares of common stock in the offering at a price to the public of $13 per share, resulting in gross proceeds of ;$59.8 million. Our net proceeds, after deduction of the underwriting discount of $4.2 million and other offering expenses of $3.2 million, were approximately $52.4 million. All shares sold in the offering were sold by us.

No proceeds of the offering were used during the quarter ended June 30, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2001, Sohu held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Charles Zhang (with 23,104,488 affirmative votes and 629,446 votes withheld), Edward B. Roberts (with 23,717,608 affirmative votes and 16,326 votes withheld), James McGregor (with 23,717,608 affirmative votes and 16,326 votes withheld), George Chang (with 23,715,008 affirmative votes and 18,926 votes withheld), Thomas Gurnee (with 23,717,608 affirmative votes and 16,326 votes withheld), and Philip Revzin (with 23,717,608 affirmative votes and 16,326 votes withheld).

The stockholders also approved an amendment to Sohu’s 2000 Incentive Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan from 2,340,000 to 7,000,000 (with 18,770,684 shares voting for, 657,109 against, and 18,657 abstaining).

The stockholders also ratified the appointment of PricewaterhouseCoopers as Sohu’s independent accountants for the fiscal year ending December 31, 2001 (with 23,723,452 shares voting for, 5,767 against, and 4,715 abstaining).

ITEM 5. OTHER INFORMATION

On June 22, 2001, Philip Revzin resigned as a Director of Sohu.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOHU.COM INC.

Dated: August 10, 2001

By: /s/Derek Palaschuk

Chief Financial Officer & Senior Vice President (Principal Financial Officer)