Form 10-Q
period 2001-09-30
SOHU COM INC
filed 2001-11-09
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2001
Common stock, $.001 par value	35,625,716

SOHU.COM INC
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands of US Dollars)

	Sept. 30, 2001	Dec. 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$31,653	$62,593
Accounts receivable, net	2,485	2,092
Prepaid and other current assets	1,908	1,688

Total current assets	36,046	66,373
Fixed assets, net	8,084	7,404
Long term investments in marketable debt securities	17,035	—
Intangible assets, net	—	30,283
Other assets, net	1,471	1,780

	$62,636	$105,840

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$544	$1,459
Accrued liabilities and deferred revenues	2,019	3,312

Total current liabilities	2,563	4,771

Commitments and contingencies (Note 9)

Shareholders' equity:
Common stock	36	36
Additional paid-in capital	129,771	129,759
Deferred compensation and other	(71)	(161)
Accumulated deficit	(69,663)	(28,565)

Total shareholders' equity	60,073	101,069

	$62,636	$105,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of US Dollars except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Revenues:
Advertising	$2,425	$1,602	$6,739	$3,774
Non-advertising	1,138	—	2,155	—

Total revenues	3,563	1,602	8,894	3,774

Cost of revenues:
Advertising	1,575	1,578	5,188	3,567
Non-advertising	823	—	1,642	—

Total cost of revenues	2,398	1,578	6,830	3,567

Gross profit	1,165	24	2,064	207

Operating expenses:
Product development	1,207	603	4,140	1,498
Sales and marketing	1,949	2,421	6,566	6,922
General and administrative	1,070	1,421	3,520	3,599
Amortization of intangibles	4,202	—	12,607	—
Impairment of intangibles	17,676	—	17,676	—

Total operating expenses	26,104	4,445	44,509	12,019

Operating loss	(24,939)	(4,421)	(42,445)	(11,812)
Other non operating expenses	(507)	(526)	(507)	(526)
Interest income	462	937	1,854	1,370

Net loss	(24,984)	(4,010)	(41,098)	(10,968)
Accretion on mandatorily redeemable convertible preferred stock	—	(249)	—	(3,914)

Net loss attributable to common stockholders	$(24,984)	$(4,259)	(41,098)	$(14,882)

Basic and diluted net loss per share attributable to common stockholders	$(0.70)	$(0.16)	$(1.15)	$(0.97)

Shares used in computing basic and diluted net loss per share	35,626	27,194	35,626	15,407

Basic and diluted pro forma net loss per share	$(0.70)	$(0.13)	$(1.15)	$(0.40)

Shares used in computing basic and diluted pro forma net loss per share	35,626	30,374	35,626	27,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of US Dollars)

	Nine Months Ended

	Sept. 30, 2001	Sept. 30, 2000
Cash flows from operating activities:
Net loss	$(41,098)	$(10,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and impairment of intangibles	30,283	—
Depreciation and amortization	3,004	886
Loss on write-off of other assets	500	500
Provision for allowance for doubtful accounts	244	—
Stock-based compensation expense	68	446
Loss on disposal of fixed assets	6	28

Changes in assets and liabilities:
Accounts receivable	(635)	(1,231)
Prepaid and other current assets	(220)	(2,900)
Accounts payable	(915)	949
Accrued liabilities and deferred revenues	(1,293)	1,204

Net cash used in operating activities	(10,056)	(11,086)
Cash flows from investing activities:
Acquisition of fixed assets	(3,131)	(4,344)
Acquisition of other assets	(747)	(956)
Acquisition of long term investments in marketable debt securities	(17,035)	—
Disposal of fixed assets	—	122

Net cash used in investing activities	(20,913)	(5,178)
Cash flows from financing activities:
Issuance of Series D mandatorily redeemable convertible preferred stock	—	29,947
Issuance of common stock	—	52,454
Short term loan	—	2,899
Repayment of short term loan	—	(2,899)
Other	29	—

Net cash provided by financing activities	29	82,401
Net increase/(decrease) in cash and cash equivalents	(30,940)	66,137
Cash and cash equivalents at beginning of period	62,593	3,924

Cash and cash equivalents at end of period	$31,653	$70,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. ("Sohu" or the ``Company'') was incorporated in Delaware, USA in August 1996 under the name of Internet Technologies China Incorporated, and changed its name to Sohu.com Inc. in September 1999.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  STOCKHOLDER RIGHTS PLAN

In July 2001, the Company adopted a Stockholder Rights Plan. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company's stockholders. In general, the Plan vests stockholders of Sohu with rights to purchase preferred stock of the Company at a substantial discount to those securities' fair market value upon a person or group acquiring without the approval of the Board of Directors more than 20% of the outstanding shares of common stock of the Company. Any person or group who triggers the purchase right distribution becomes ineligible to participate in the Plan, causing substantial dilution of such person or group's holdings. The rights will expire on July 25, 2011.

3.  LONG TERM INVESTMENTS

The Company invests in certain marketable debt securities of high-quality corporate issuers with A or above credit rating. Investments in marketable debt securities with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company has both the intent and the ability to hold these marketable securities until maturity and has accordingly classified them as held-to-maturity investments which are reported at amortized cost as of the balance sheet date. As of September 30, 2001, the difference between the recorded cost and the fair value was not significant.

4.  IMPAIRMENT OF INTANGIBLES

The Company has performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the October 2000 acquisition of ChinaRen, Inc. The assessment was performed primarily due to an overall decline in industry growth rates, negative industry and economic trends, and the sustained decline in the Company's stock price over recent months which has resulted in the Company's market capitalization falling below net book value. As a result of the Company's impairment assessment, during the three months ended September 30, 2001 the Company recorded an impairment charge of approximately $17.7 million to write off certain identifiable intangibles and goodwill. The charge was based upon the estimated discounted cash flows over the remaining useful life of the identifiable intangibles and goodwill. The assumptions supporting the cash flows and the discount rate were determined using the Company's best estimates as of such date.

5.  NET LOSS PER SHARE

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

6.  SEGMENT INFORMATION

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

7.  RELATED PARTY TRANSACTIONS

In December 2000, the Company received $962,000 of cash from an investee under an agreement with that investee to provide technical and advertising services to the investee or its affiliates in 2001. During the three and nine months ended September 30, 2001, the Company recorded net revenue of $137,000 and $828,000, respectively, pursuant to the technical and advertising services agreement. Accrued liabilities and deferred revenue on September 30, 2001 and December 31, 2000 includes $62,000 and $962,000 of deferred revenue from the investee company, respectively.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The Company does not believe that the adoption of SFAS No. 141 and No. 142 will have a significant impact on its financial statements.

9.  COMMITMENTS AND CONTINGENCIES

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

In connection with the certain stock options granted during the nine months ended September 30, 2001, pursuant to FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation", the Company adopted the variable accounting method and recorded variable stock compensation expense of $32,000 for the nine months ended September 30, 2001. In the event that certain conditions do not exist at December 31, 2001, the stock compensation expense of $32,000 would be reversed.

10. RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform with current period presentation and there is no impact on net income or retained earnings.

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

OVERVIEW

Sohu, having introduced the first Chinese language online directory, is a leading Internet portal in China in terms of brand recognition, page views and registered users. We averaged 130 million page views per day for the month of September, a 2% increase from 127 million per day averaged in June 2001. We define a page view as a single screen of content which refers to the sum total of what a user sees in a browser window. Registered users totaled 33.2 million as of September 30, 2001, up 31% from 25.4 million users registered as of June 30, 2001. A registered user is someone who has completed the registration through our web site and received a user name and password. Our portal consists of the following:

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

Total employees were 444 at September 30, 2001, a reduction of 15% from the 524 full-time and temporary employees at December 31, 2000.

We have incurred significant net losses and have negative cash flows from operations since inception. These losses have been funded with proceeds from preferred stock private placements and our initial public offering completed in July 2000. We may increase spending on marketing and brand development, content enhancements and technology and infrastructure. As a result, net losses could increase in the foreseeable future. We anticipate funding these expected losses with the remaining proceeds from our initial public offering.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Total revenues increased by $2 million to $3.6 million for the three months ended September 30, 2001 and increased by $5.1 million to $8.9 million for the nine months ended September 30, 2001 as compared to the corresponding three and nine month periods in 2000. For the three months ended September 30, 2001, advertising revenues constituted $2.4 million or 68% of total revenues and non-advertising revenues were $1.1 million or 32% of total revenues. For the nine months ended September 30, 2001, advertising revenues were $6.7 million or 76% of total revenues and non-advertising revenues were $2.2 million or 24% of total revenues. There were no non-advertising revenues in the corresponding three and nine month periods in 2000.

Advertising Revenues
Advertising revenues increased by $0.8 million to $2.4 million for the three months ended September 30, 2001, and increased by $3.0 million to $6.7 million for the nine months ended September 30, 2001, as compared to the corresponding three and nine month periods in 2000. The increase was primarily due to the increasing number of advertisers purchasing space on our online media properties as well as larger and longer-term purchases by certain advertisers. Sales to Sohu's five largest advertisers were 19% and 24% of total revenues for the three and nine months ended September 30, 2001, respectively, as compared to 27% and 22% of total revenues for the three and nine months ended September 30, 2000. Included in advertising revenues for the three and nine months ended September 30, 2001 was $137,000 and $828,000 from a related party, respectively.

Non-advertising Revenues
Non-advertising revenues were $1.1 million and $2.2 million for the three and nine months ended September 30, 2001, respectively. We did not receive any non-advertising revenues for the three and nine months ended September 30, 2000. Non-advertising revenues were generated from e-technology, e-subscription, and e-commerce services. E-technology revenues were derived from the sale of technology solutions. E-subscription revenues were generated from wireless short message subscription through our website proprieties. E-commerce revenues included direct sales of CDs, cosmetics and other consumer products from the Sohu Shopping Channel. There was no comparable revenue for the three and nine months ended September 30, 2000 because these were new business lines started in 2001.

COSTS AND EXPENSES

Cost of Revenues
Total cost of revenues increased by $0.8 million to $2.4 million for the three months ended September 30, 2001, and increased by $3.3 million to $6.8 million for the nine months ended September 30, 2001, as compared to the corresponding three and nine month periods in 2000. For the three months ended September 30, 2001, advertising cost of revenues constituted $1.6 million or 66% of total cost of revenues and non-advertising cost of revenues was $0.8 million or 34% of total cost of revenues. For the nine months ended September 30, 2001, advertising cost of revenues constituted $5.2 million or 76% of total cost of revenues and non-advertising cost of revenues was $1.6 million or 24% of total cost of revenues.

Advertising Cost of Revenues
Advertising cost of revenues was $1.6 million for the three months ended September 30, 2001, approximately the same amount as the advertising cost of revenues for the three months ended September 30, 2000, and increased by $1.6 million to $5.2 million for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. The increase for the nine months ended September 30, 2001was primarily due to increased staff and related costs and higher hardware and software amortization costs in the first three months of 2001 as compared to the corresponding period in 2000.

Non-advertising Cost of Revenues
Non-advertising cost of revenues was $0.8 million and $1.6 million for the three and nine months ended September 30, 2001, respectively. Non-advertising cost of revenues included personnel expenses, related overhead charges, e-subscription collection charges, the cost of inventory sold to customers as part of our e-technology, and e-commerce services. There were no non-advertising revenues for the three and nine months ended September 30, 2000, and therefore no non-advertising costs of revenues for those periods.

Product Development Expenses
Product development expenses increased by $0.6 million to $1.2 million for the three months ended September 30, 2001, and increased by $2.6 million to $4.1 million for the nine months ended September 30, 2001, as compared to the corresponding three and nine month periods in 2000. The increase was primarily attributable to increased staff and related costs, and additional technology and license fees for new products.

Sales and Marketing Expenses
Sales and marketing expenses decreased by $0.5 million to $1.9 million for the three months ended September 30, 2001, and decreased by $0.4 million to $6.6 million for the nine months ended September 30, 2001, as compared to the corresponding three and nine month periods in 2000. The decrease was primarily due to a reduction in advertising and promotion spending.

General and Administrative Expenses
General and administrative expenses decreased by $0.4 million to $1.1 million for the three months ended September 30, 2001, and decreased by $0.1 million to $3.5 million for the nine months ended September 30, 2001, as compared to the corresponding three and nine month periods in 2000. The decrease was primarily due to reduced spending on professional fees and office expenses.

Amortization and Impairment of Intangibles
Intangible assets of $33.6 million including $392,000 for assembled workforce and $33.2 million in goodwill which arose as a result of the October 18, 2000 acquisition of ChinaRen, were originally being amortized over two years. The amortization expense for the three and nine months ended September 30, 2001 was $4.2 million and $12.6 million, respectively. There was no amortization expense during the three and nine months ended September 30, 2000.

The Company performed an impairment assessment and recorded an impairment charge of approximately $17.7 million to write off identifiable intangibles and goodwill during the three and nine months ended September 30, 2001, primarily due to the overall decline in the industry growth rates and the sustained decline in the Company's stock price over recent months.

Operating Loss
As a result of the foregoing, we had an operating loss of $25.0 million for the three months ended September 30, 2001 as compared to $4.4 million for the three months ended September 30, 2000, and an operating loss of $42.4 million for the nine months ended September 30, 2001 as compared to $11.8 million for the nine months ended September 30, 2000.

Other Non-operating Expenses
Other non-operating expenses were $0.5 million, consisting mainly of a $0.5 million write-off of other assets, for the three months and nine months ended September 30, 2001. A similar write off was made for the corresponding three and nine month periods in 2000.

Interest Income
Interest income decreased by $0.5 million to $0.5 million for the three months ended September 30, 2001, and increased by $0.5 million to $1.9 million for the nine months ended September 30, 2001, as compared to the corresponding three and nine month periods in 2001. The decrease for the three months ended September 30, 2001 is primarily attributable to the recent Federal Reserve interest rate cuts. The increase for the nine months ended September 30, 2001 is attributable to the higher balances of cash, cash equivalents, and marketable debt securities resulting from investment of the net proceeds from our initial public offering completed in July 2000.

Net Loss
As a result of the foregoing, we had a net loss of $25 million for the three months ended September 30, 2001 as compared to $4 million for the three months ended September 30, 2000, and a net loss of $41.1 million for the nine months ended September 30, 2001 as compared to $11 million for the nine months ended September 30, 2000.

Net loss attributable to common stockholders was $25 million for the three months ended September 30, 2001 compared to $4.3 million for the three months ended September 30, 2000, and net loss attributable to common stockholders was $41.1 million for the nine months ended September 30, 2001 compared to $14.9 million for the nine months ended September 30, 2000. The difference between the net loss and the net loss attributable to common stockholders for the three and nine months ended September 30, 2000 resulted from accretion on mandatorily redeemable preferred stock. There is no comparable distinction for the three and nine months ended September 30, 2001 because all of the mandatorily redeemable preferred stock was converted into common stock effective upon the closing of the initial public offering of Sohu's common stock in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of preferred stock and our initial public offering completed in July 2000. From inception through September 30, 2001, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. The Company invests its excess cash in marketable debt securities of high quality investment grade. As of September 30, 2001, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $49.2 million.

Net cash used in operating activities was $10.1 million for the nine months ended September 30, 2001and was primarily attributable to our net loss of $41.1 million and the payment of $2.2 million for accounts payable and accrued liabilities, largely offset by the non-cash amortization and impairment of intangibles of $30.3 million and depreciation and amortization of $3.0 million. Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2000 and was primarily attributable to our net loss of $11.0 million, an increase in accounts receivable of $1.2 million, and an increase in other current assets of $2.9 million, offset by non-cash expenses of $1.3 million, including stock based compensation and depreciation and amortization, an increase in accounts payable of $1.0 million, and an increase in accrued liabilities and deferred revenues of $1.2 million.

Net cash used in investing activities was $20.9 million for the nine months ended September 30, 2001, primarily due to long term investments in marketable debt securities of $17.0 million and the purchase of fixed assets of $3.1 million. Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2000, primarily due to the purchase of fixed assets of $4.3 million.

  There was no significant cash provided by financing activities for the nine months ended September 30, 2001. Net cash provided by financing activities was $82.4 million for the nine months ended September 30, 2000, primarily related to the proceeds of $30.0 million from the issuance of Series D mandatorily redeemable convertible preferred stock and $52.4 million from the sale of common stock in our initial public offering.

  Our principal commitments consist of obligations under various operating leases for office facilities. We expect that capital expenditures in 2001 will primarily consist of purchases of additional servers, computer software, workstations and technological improvements to network infrastructure.

  We believe that current cash and cash equivalents will be sufficient to meet the requirements of working capital (net cash used in operating activities), commitments and capital expenditures cash needs for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

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

  We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $69.7 million at September 30, 2001. We anticipate that we will continue to incur substantial net losses due to a high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Our net losses may continue to increase in the future and we may never achieve or sustain profitability.

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

A limitation on foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services, is expected to be applied to Internet businesses such as ours. However, under regulations published to date, the extent of the limitation is unclear. In the past, some officials of the Ministry of Information Industry or MII have taken the position that foreign investment in the Internet sector is prohibited.

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

  We derive most of our revenues from the sale of online advertising on our Web sites. For the three and nine months ended September 30, 2001, advertising revenues represented approximately 68% and 76% of our total revenues, respectively. In addition, our business plan is dependent on the anticipated expansion of online advertising in China and the growth of our revenue is dependent on online advertising.

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

  We depend on a small group of advertisers for a significant portion of our total revenues. During the three and nine months ended September 30, 2001, our five largest advertisers accounted for approximately 19% and 24% of our total revenues, respectively. Our business, financial condition and results of operations would be adversely affected by the loss of one or more of our significant advertisers or a decrease in the volume of advertising by any these advertisers.

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

  We may not have exclusive rights over the mark ``Sohu.com'' in certain areas.

  We have applied for registration of the ``Sohu.com'' mark in Hong Kong and Taiwan, and plan to apply for registration in Malaysia and Singapore. Completion of these applications is subject to prior rights in the relevant jurisdictions. Any rejection of those applications may adversely affect our legal rights over the mark ``Sohu.com'' in those countries and regions.

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

  Internet usage could decline if any well-publicized compromise of security occurs. ``Hacking'' involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. We cannot assure you that any measures we may take will be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

  Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the ``current account,'' which includes dividends, trade and service-related foreign exchange transactions, but not under the ``capital account,'' which includes foreign direct investment.

  Currently, Beijing ITC and Beijing Sandhill may purchase foreign exchange for settlement of ``current account transactions,'' including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Beijing ITC and Beijing Sandhill may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

  Since a significant amount of our future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

  Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE. This could affect Beijing ITC's and Beijing Sandhill's ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

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

  There were approximately 35,625,716 shares of our common stock outstanding as of November 8, 2001, as well as options and warrants to purchase approximately an additional 5,347,619 shares of our common stock. Of the outstanding shares, 26,624,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

  Sohu issued 4,600,000 shares of common stock in connection with the initial public offering. All of these shares are freely tradable without restriction unless they are held by our "affiliates'' as that term is defined in Rule 144 under the Securities Act.

  On October 18, 2000, we issued an aggregate of 4,401,500 shares of our common stock to the former stockholders of ChinaRen in connection with our acquisition of that company. All of these shares are currently freely tradable without restriction or tradable subject to the notice, volume and manner of sale restrictions of Rule 144.

  A number of our stockholders, including some of the former stockholders of ChinaRen, are parties to an agreement with us that provides these stockholders with the right to require us to register the sale of shares owned by them. Pursuant to that agreement, we filed a Registration Statement on Form S-3 (SEC File No. 333-67246) to register the shares of the stockholders who requested registration, which registration statement became effective on September 24, 2001. The registration of those shares permits the sale of those shares without regard to the restrictions of Rule 144, so long as the stockholders comply with the prospectus delivery requirements under the Securities Act

  We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

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

  Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and Sohu's Stockholder Rights Plan could delay or deter a change in control.

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

  In addition, we have adopted a stockholder rights plan under the terms of which, in general, if a person or group acquires more than 20% of the outstanding shares of common stock, all other Sohu stockholders would have the right to purchase securities from Sohu at a substantial discount to those securities' fair market value, thus causing substantial dilution to the holdings of the person or group which acquires more than 20%. The stockholder rights plan may inhibit a change in control and, therefore, could adversely affect the stockholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction.

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

  If the price of our common stock drops below $1.00 per share for an extended period, our common stock could be delisted.

  The shares of our common stock are currently listed on the Nasdaq Stock Market's National Market. Nasdaq listing requirements include maintaining a minimum bid price of $1.00 per share. As of November 2, 2001, the closing bid price for our common stock was $1.01 per share. If the closing bid price for our common stock was to remain below $1.00 per share for a period of 30 or more consecutive trading days, our common stock could be delisted from Nasdaq. Delisting could make trading our shares more difficult for investors, leading to further declines in market price. It would also make it more difficult for us to raise additional capital.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  FOREIGN CURRENCY EXCHANGE RATE RISK

  The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three months ended September 30, 2001 was not material.

  INVESTMENT RISK

  In the year 2000, we invested in a privately-held company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method as ownership is less than 5%, and we do not have the ability to exercise significant influence over its operations. During the three months ended September 30, 2001, we identified and recorded impairment losses of $500,000 to fully write off this investment.

  The Company invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as held-to-maturity. As of September 30, 2001, the difference between the recorded cost and the fair value was not significant.

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

  During the three months ended September 30, 2001, we used $3.8 million of the net proceeds from the offering for operating activities and purchases of fixed assets. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

  On July 25, 2001, Sohu adopted a stockholder rights plan under the terms of which, in general, if a person or group acquires without the approval of the Board of Directors more than 20% of the outstanding shares of common stock, all other Sohu stockholders would have the right to purchase securities from Sohu at a substantial discount to those securities' fair market value, thus causing substantial dilution to the holdings of the person or group which acquires more than 20%. Pursuant to Rule 12b-23 of the Securities Exchange Act of 1934, as amended, information about this plan contained in Sohu's Current Report on Form 8-K, filed on July 30, 2001, which information is attached hereto as Exhibit 99.1, is incorporated herein by reference.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  ITEM 5. OTHER INFORMATION

  Subsequent Event

  On October 25, 2001, the Sohu board of directors elected Charles Huang to the board to fill a vacancy created by the June 22, 2001 resignation of Philip Revzin from the board.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
  Please see the Exhibit Index attached hereto.

  (b) Reports on Form 8-K.
  On July 30, 2001, Sohu filed a Current Report on Form 8-K to announce the stockholder rights plan discussed above.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  SOHU.COM INC.

  Dated: November 9, 2001

By: /s/Derek Palaschuk

Chief Financial Officer & Senior Vice President (Principal Financial Officer)

  Sohu.com Inc.
  Quarterly Report on Form 10-Q For Quarter Ended September 30, 2001

  EXHIBITS INDEX

Exhibit Number	Description

4.1*	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent, including the Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock as Exhibit A and the Form of Rights Certificate as Exhibit B (pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement)).

99.1**	Information from Sohu's Current Report on Form 8-K, filed with the SEC on July 30, 2001, regarding the Rights Agreement.

  * Incorporated herein by reference to Sohu's registration statement on Form 8-A filed with the SEC on July 30, 2001, registering certain preferred stock purchase rights under Section 12(g) of the Securities Act of 1934, as amended.
  ** Filed herewith.