Form 10-K
period 2001-12-31
SOHU COM INC
filed 2002-03-15
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 0-30961

SOHU.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0204667
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

7 Jianguomen Nei Avenue
Suite 1519, Tower 2
Bright China Chang An Building
Beijing 100005
People’s Republic of China
(Address of principal executive offices)

(011) 8610-6510-2160
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on March 1, 2001 as reported on the Nasdaq National Market, was approximately $12 million.

As of March 1, 2001, there were 35,625,716 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2002 Annual Meeting of Stockholders to be filed on or about April 17, 2002 are incorporated into Part III of this report.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and”Sohu.com” are to Sohu.com Inc., our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Sandhill Information Technology (Beijing) Co., Ltd. (or Beijing Sandhill), and our affiliates Beijing Century High-Tech Company Limited ( or High Century), and Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), and these references should be interpreted accordingly. Except where the context requires otherwise, these references include all of our subsidiaries. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.    BUSINESS

Overview

We are a leading Internet portal in China in terms of brand recognition, page views and registered users. Our portal consists of sophisticated Chinese language Web navigational and search capabilities, 15 main content channels, Web-based communications and community services and a platform for e-commerce and short messaging services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career. We also offer free Web-based e-mail. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board, instant messaging and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features include proprietary Web navigational and search capabilities that reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. On October 18, 2000, we acquired ChinaRen to further expand our online network. ChinaRen is an online portal located in China that targets mainland Chinese Internet users with its strong community products.

As of December 31, 2001 our online directory contained over 300,000 active Chinese language Web listings, approximately the same as January 1, 2001. Membership of registered e-mail users has increased 247% since

January 1, 2001, rising from 12.4 million as of January 1, 2001 to 43 million as of December 31, 2001. The average daily number of page views has also increased from approximately 79.2 million per day during December 2000 to over 135 million per day during December 2001. To further attract users and encourage viewership, we added additional content to our portal. We now have contractual content relationships with over 60 Chinese language media and information providers.

We derive revenues primarily through the sale of advertising, e-commerce, subscription services, and e-technology solutions. We mainly rely on an internal sales force to market our Web site and increase brand awareness. As of December 31, 2001, our direct sales organization consisted of sales staff located in Beijing, Shanghai, Guangzhou, and Hong Kong.

We were organized in 1996 as Internet Technologies China Incorporated, and launched our original Web site, itc.com.cn, in January 1997. In February 1998, we re-launched our Web site under Sohu.com. In September 1999, we renamed our company Sohu.com Inc. Substantially all of our operations are conducted through our wholly owned PRC subsidiary Beijing ITC.

Products and Services

The following is a brief description of the products and services we offer under the main categories of home page and navigational context, aggregated content, communication tools, e-commerce services and subscription services including short messaging. We intend to continue to add new products and services to our portal, to better integrate our products and services and to expand the function/solution aspects of our content channels.

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

Short Messaging Services

Home Page and Navigational Context

Our portal is organized around the Sohu.com home page and the central feature of our home page is our online directory.

Online Directory.    Our online directory was designed and has been continuously refined to reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. We are the first site in China to introduce manual Web classification, and Chinese Web site classification remains one of our key strengths. As of December 31, 2001, our directory contained over 300,000 Chinese language Web listings under the following 18 principal categories:

Arts Business/Finance Computer/Internet Country/Region Education Entertainment/Leisure	Literature Living Science Medicine/Health News/Media Politics/Law Reference	Science/Technology Social Sciences Society/Culture Sports/Exercise Travel/Transportation Personal Homepage

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

In addition, we offer a function called ‘‘Global Web Search.’’ The Global Web Search uses our proprietary association database to browse the World Wide Web and collect and organize Chinese language Web content. We also offer English language search functions.

Aggregated Content

We aggregate content on a variety of topics, organized around 15 main channels. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. We also have regional Web sites in 18 different cities. As of December 31, 2001, we had over 60 content suppliers, which enable us to provide a wide range of content offerings. Our content suppliers are leading Chinese language media and information providers in a variety of fields with coverage over major cities in China. The arrangements we have with our content suppliers are typically short-term and not exclusive, and may provide for revenue sharing as compensation to our content suppliers.

All of our channels, including co-branded third party content on our portal, are defined by the following features that together constitute the distinct Sohu ‘‘look and feel’’: the Sohu.com logo, our ‘‘search fox’’ mascot that displays different postures in different channels, the navigation bar, the color combination, the size and type of the Chinese characters, the large spacing used in our directories and the reporting style. The first row of the navigation bar remains the same in each channel, listing the 15 main channels as set forth above, but the links in the second row of the navigation bar are selected to reflect users’ interests in that specific channel. Below are descriptions of some of our main channels.

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

Women

Covers a broad range of lifestyle-related topics that are of particular interest to Chinese women. This channel includes content from fashion publications, such as the Chinese editions of Cosmopolitan and Trends magazines, as well as publications covering beauty, society, emotion and other areas.

Entertainment
Contains extensive coverage of the entertainment arenas that are of interest to Chinese users, including dining, movies, television programs, plays and operas and popular and classic music.

Learning

Provides educational resources and information. This channel also provides certain remote education and training programs. We have an extensive relationship with top providers of Internet education programs in China.

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

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users which are important in promoting user affinity to our portal:

Free E-Mail
As of December 31, 2001, we had 43 million registered e-mail users.

Chat Room

Our Java-based chat services enable participants to interact in real-time group discussions or create their own private one-on-one chat rooms. We currently have chat rooms covering 14 broad interest areas such as sports, romance, finance and current events.

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

At December 31, 2001, the Alumni Club had 694,000 schools, 3.7 million classes and 17.1 million registered members.

E-Commerce Services

In 2001, we established store.sohu.com where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our website, arrange for delivery to our customers, most of whom are individuals in Beijing, Shanghai and Guangzhou. Fulfillment is provided by a third party delivery company or through postal services. Substantially all sales are done on a cash on delivery basis. We plan to leverage our brand and position as a leading PRC Internet portal and utilize our heavy visitor traffic to continue to develop e-commerce business.

Short Messaging Services

In 2001, we began providing short messaging services for mobile phone users through sms.sohu.com. Through sms.sohu.com our users can subscribe for paid services, which include over 200 different products such as news, ring and logo downloads and games. Because of restrictions on foreign companies working in the PRC telecommunications industry, we have used Beijing Sohu to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our short messaging fees, which range from $.01 to $.25 per message. We pay the mobile network operators a fee for each message sent and a percentage of revenues based on cash collections. We record our short messaging fees as subscription revenue.

Advertising Sales

Advertising Programs

We derive most of our revenues from online advertising contracts which are normally less than one year in duration. Online advertising includes banners, links, logos and buttons placed on our Web sites and sponsorship of a particular Web site area. Revenues from banner advertising are based on standard charges in terms of cost per thousand impressions (commonly referred to as CPM’s). Banner advertising normally includes guarantees of a minimum number of impressions, or times that an advertisement appears in pages viewed by users. We charge advertisers daily rates for links, logos and buttons. Sponsorship contracts for a particular area of the Web site may require fixed payments over the contract period. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our portal. Discounts from standard rates are typically provided for higher volume, longer-term advertising contracts, and may be provided for promotional purposes.

Advertising Customers

During the year ended December 31, 2001, over 600 companies advertised on our portal. Advertising revenue was split among (a) domestic Chinese companies which contributed 57% of total advertising revenue, (b) multinational companies which accounted for 34% of total advertising revenues and (c) dotcom companies which accounted for 9% of total advertising revenue. Our customers included Motorola, Nokia, Compaq, IBM and Intel, as well as numerous Chinese domestic companies such as TCL, Wahaha, Unicom and Kejian. In 2001, our five largest advertisers accounted for approximately 20% of total advertising revenues. We will continue to target Chinese domestic and multinational companies as our key advertisers.

During the first quarter of 2000, two entities which were purchasers of Series D Convertible Preferred Stock committed to each purchase $1,500,000 of advertising and technical services and one entity which was a purchaser of Series D Convertible Preferred Stock committed to purchase $6,000,000 of advertising and technical services from us in 2000, 2001 and 2002. The detailed description of specific services to be provided under the agreements was to be decided over the term of the contracts, with the individual fees for specific services to be set at rates consistent with those charged to our most preferred customers. The contracts were generally terminable by either us or the customer where the counter party had breached the contract and where the breach was not satisfactorily cured within a specified period of time. In addition, one of the advertising contracts was terminable at the discretion of the customer during the second and third year of the contract if Sohu’s Web site was not ranked within the top five Web sites in China based on the level of average monthly impressions.

During the year ended December 31, 2000, Sohu recognized revenue of $433,000 under one of the $1,500,000 advertising contracts. The remaining services and payments of $1,067,000 pursuant to this contract were cancelled in December 2000.

In July 2000, Dr. Charles Zhang reached an agreement with Pacific Century Cyberworks Limited, an affiliate of the purchaser of Series D Convertible Preferred Stock which had previously committed to purchase $6,000,000 of advertising and technical services from Sohu. The agreement required Dr. Zhang to procure Sohu.com Inc. to purchase within a period of three years not less than $6.0 million of services, including but not limited to, broadband, Web distribution, advertising, consultancy services and such other services, from Pacific Century Cyberworks Limited and its affiliated group companies at their then current fees and charges. On April 20, 2001, Sohu, Dr. Charles Zhang, Pacific Century Cyberworks Limited and its affiliate which had purchased Series D Convertible Preferred Stock agreed to terminate the agreement in exchange for the cancellation of the affiliate’s obligation to purchase advertising and technical services from Sohu. As of December 31, 2001, no purchases or payments had been made under the agreement.

Sohu has not performed services, recognized revenue, or received payments under the remaining $1,500,000 advertising and technical services contract with a purchaser of Series D Convertible Preferred Stock. It appears doubtful that payments will be received and services provided under this remaining contract.

Sales Organization

We mainly rely on direct sales by our internal sales force for the placement of our online advertisement inventory. As of December 31, 2001, our sales and marketing organization consisted of 57 staff located in Beijing, Shanghai, Guangzhou, and Hong Kong. We intend to expand and develop our sales organization in the China market.

Marketing and Brand Awareness

The focus of our marketing strategy is to generate brand awareness for Sohu.com with advertisers, Chinese Internet users and the Chinese public at large. During the year ended December 31, 2001, we spent approximately $2.2 million in advertising expenses. As a result of the media attention afforded to us a pioneer of the PRC Internet industry, we have been able to generate substantial public awareness of Sohu in China.

Shareholder Rights Plan

On July 25, 2001, Sohu adopted a shareholder rights plan under the terms of which, in general, if a person or group acquires without the approval of the Board of Directors more than 20% of the outstanding shares of common stock, all other Sohu stockholders would have the right to purchase securities from Sohu at a substantial discount to those securities’ fair market value, thus causing substantial dilution to the holdings of the person or group which acquires more than 20%.

Competition

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, e-commerce transactions, short messaging services and potential partners. The Internet market in China is new and rapidly evolving. Competition is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet portal market, including China.com, Netease, Sina.com and Yahoo! China. In addition, a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities, may have competitive advantages over us in terms of:

•	global brand recognition;

•	financial and technical resources; and

•	better access to original content.

However, we believe we have competitive advantages over our competitors because of:

•	our brand name, which is one of the most recognized among PRC Internet companies;

•	our exclusive focus on China;

•	our ability to offer products and services that are tailored to the specific interests, needs and viewing habits of PRC Internet users; and

•	the experience and quality of our management team.

We compete with other portals in China for advertising, short messaging and e-commerce revenues primarily on the following basis:

•	brand recognition;

•	volume of traffic and users;

•	quality of Web site and content;

•	strategic relationships;

•	quality of online advertising and e-commerce services;

•	effectiveness of sales and marketing efforts; and

•	price.

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In particular, our online directory also faces competition from software and other Internet products and services incorporating search and retrieval capabilities. In addition, operators of leading Web sites or Internet service providers, including large corporations such as Microsoft/MSN, Yahoo!, Terra Lycos and America Online, currently offer, and could expand, their online products and services targeting China. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, like newspapers, magazines, radio and television for advertisers and advertising revenue. Please refer to ‘‘Risk Factors’’ for a more detailed discussion of the risks we face from our competitors.

Government Regulation And Legal Uncertainties

The following description of PRC laws and regulations is based upon the opinions of TransAsia Lawyers, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

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

On October 1, 2000, the TelecommunicationsRegulations of the People’s Republic of China, or the Telecom Regulations, went into effect. The Telecom Regulations set out the general framework under which domestic Chinese companies may engage in various types of telecommunications services in the PRC. The Telecom Regulations reiterate the long-standing principle that telecommunications service providers need to procure an operating license as a mandatory precondition for the commencement of operations. A distinction is drawn between “basic telecommunications services” and “value-added telecommunications services.” “Value-added telecommunications services” are defined as telecommunications and information services provided through public networks. A “Catalogue of Telecommunications Business,” which is attached to the Telecom Regulations and was updated on June 2001, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services. The Catalogue lists the following services as being of a value-added nature: (a) e-mail, (b) voice mail, (c) online information storage and retrieval, (d) electronic data interchange, (e) online data processing and exchange, (f) value-added fax, (g) Internet access services, (h) Internet information services, (i) Internet data center services, Internet virtual private network services, (j) video-conferencing, (k) call center and voice mail services, and (l) certain mobile and satellite telecommunications services.

On December 20, 2001, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, must be established as Sino-foreign equity joint ventures. FITEs can undertake operations in basic telecom services and value-added telecom services; the geographical scope in which FITEs may provide services will be determined by the MII separately. Under the FITE Regulations and in accordance with WTO-related documentation, the foreign party to an FITE may hold up to 30% equity right after China’s Accession to WTO, to be increased at an unspecified time to a maximum of 49% (in the case of basic FITEs) and 50% (in the case of value-added FITEs). In accordance with the FITE Regulations and Sino-Foreign Equity Joint Venture Law, we may consider establishing a foreign-invested telecom entity at an appropriate time.

The Administrative Measures for Telecommunications Business Operating License, or Telecom License Measures, were promulgated by MII on January 4, 2002 to supplement the FITE Regulations. The Telecom License Measures confirm that there will be 2 types of telecom operating licenses for operators in China (including FITEs), namely: licenses for basic services and licenses for value-added services. With respect to the latter, a distinction is made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities of the enterprise to which it was granted. An approved telecom service operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded on its Telecom Service Operating License. The Telecommunications License Measures also confirm that the MII is the competent approval authority for foreign-invested telecom enterprises.

Beijing ITC entered into a series of agreements with Beijing Sohu and Beijing Sohu’s two shareholders to provide Internet-related services in compliance with the PRC laws. Beijing Sohu is a PRC company that is 80% owned by Dr. Charles Zhang, our founder, President and Chief Executive Officer, and 20% owned by Ms. Jinmei He, another employee of our company. Beijing Sohu is structured as an Internet content provider, or ICP, and has obtained approval from the MII to develop Internet information services. Subject to the promulgation of additional regulations on foreign investment in the PRC telecom sector, Sohu.com Inc. might therefore undertake other restructuring measures in order to increase the solidity and flexibility of our structure and optimize our position under current Chinese law.

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

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MII or its local branch at the provincial level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their home page. ICPsare obliged to police their Web sites in order to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions that have been promulgated by other ministries over the past few years.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner.

On December 29, 2000, the Beijing Telecommunications Administration issued to Beijing Sohu a Telecommunications and Information Services Operating License.

Online News Dissemination

In October 2000, the Provisional Regulations for the Administration of Web Site Operation of News Publication Services were jointly promulgated by the State Council Information Office and MII. These regulations stipulate that general Web sites established by non-news organizations, such as Sohu.com, may publish news released by certain official news agencies, if they satisfy the requirements set forth in Article 9, but may not publish news items produced by themselves or news sources from elsewhere. The aforementioned requirements include the following:

•	they must have a purpose and guidelines with respect to online news services that comply with laws and regulations;

•	they must have the necessary news editorial departments, funds, equipment and premises;

•
they must have professional staff in charge of editing who are experienced in journalism and are qualified at a medium or higher level to hold technical positions in journalism, and an appropriate number of editorial staff who are qualified at a medium or higher level to hold technical positions in journalism; and

•
they shall have news sources such as State news agencies, news bureau of departments under the State Council or news agencies directly under the provinces, autonomous regions or directly-administered municipalities.

The above regulations also require the general Web sites of non-news organizations to apply to the State Council Information Office for approval after securing the consent of the State Council Information Office at the provincial level, before they commence operating news dissemination services. Also, the general Web sites intending to publish the news released by the aforementioned news agencies or bureaus must enter into agreements with them and submit copies of those agreements to the relevant administration department.

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

On May 18, 2000, the State AIC issued to Beijing ITC a one-year advertising operating license, which enables us to conduct our online advertising business. That license was renewed by the State AIC in May 2001.

Accordingly, in the opinion of TransAsia Lawyers, the current and proposed Web-based services provided by us comply with the existing PRC laws, rules and regulations.

International Connections for Computer Information Networks

The State Council and the MII have promulgated regulations governing international connections for PRC computer networks, including:

•	Measures for the Administration of International Connections to China’s Public Computer Interconnected Networks (1996);

•	Provisional Regulations of the People’s Republic of China for the Administration of International Connections to Computer Information Networks (1997) and their Implementing Measures (1998); and

•
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

Under the above regulations, any entity wishing to access international connections for their computer information networks in the PRC, such as Beijing ITC, Beijing Sandhill, and Beijing Sohu, must comply with the following requirements:

•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections with an authorized Internet service provider in China.

In the opinion of TransAsia Lawyers, Beijing ITC, Beijing Sandhill, and Beijing Sohu are in proper compliance with all of these requirements.

Information Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•
Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000); and

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000).

These regulations specifically prohibit the use of Internet infrastructure where it results in a breach of public security, the provision of socially destabilizing content or the divulgence of State secrets, as follows:

•
“A breach of public security” includes breach of national security or disclosure of state secrets; infringement on state, social or collective interests or the legal rights and interests of citizens; or illegal or criminal activities.

•
“Socially destabilizing content” includes any action that incites defiance or violation of Chinese laws; incites subversion of state power and the overturning of the socialist system; fabricates or distorts the truth, spreads rumors or disrupts social order; or spreads feudal superstition, involves obscenities, pornography, gambling, violence, murder, horrific acts or instigates criminal acts.

•
“State secrets” are defined as ‘‘matters that affect the security and interest of the state.’’ The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and ‘‘other State secrets that the State Secrecy Bureau has determined should be safeguarded.”

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

In December 2000, the National People’s Congress also promulgated Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security and updated the Criminal Law of the PRC such that participating in or disseminating harmful or inappropriate information may also be subject to criminal liabilities.

Encryption Software

In October 1999, the State Encryption Administration Commission promulgated the Regulations for the Administration of Commercial Encryption, followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission. Both of these regulations address the use in China of software with encryption functions. According to these regulations, encryption products purchased for use must be reported. Violation of the encryption regulations may result in the issuance of a warning, levying of a penalty, confiscation of the encryption products and even criminal liabilities. Since there are currently no announcements of, or detailed implementing rules for, these regulations, it is unclear how PRC Internet companies should comply with these regulations. However, on March 18, 2000, the Office of the State Commission for the Administration of Cryptography issued a public announcement regarding the implementation of those regulations. The relevant departments of the PRC government are mindful of the concerns felt in commercial circles in some countries with regard to the above-mentioned regulations and announcement. The announcement clarifies the encryption regulations as below:

•
Only specialized hardware and software, the core functions of which are encryption and decoding, fall within the administrative scope of the regulations as “encryption products and equipment containing encryption technology.” Other products such as wireless telephone, Windows software and browsers do not fall within this scope.

•
The PRC government has already begun to sort out and research the laws in question in accordance with WTO rules and China’s external commitments, and will make revisions wherever necessary. The Administrative Regulationson Commercial Encryption will also be subject to such scrutiny and revision.

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

Intellectual Property and Proprietary Rights

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection, non-competition and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving. The laws of the PRC and certain other countries do not protect intellectual property to the same extent as do the laws of the United States.

We have registered the domain names ‘‘www.Sohu.com’’ and “www.ChinaRen.com” with Network Solutions and the domain names ‘‘www.Sohu.com.cn’’ and “www.ChinaRen.com.cn” with China Internet Network Information Center, a domain name registration service in China, and have full legal rights over these domain names.

We received the registration certificate for the mark “Sohu.com” issued by the China Trademark Office in October 2000. We have also filed trademark applications for the mark “R” and the Chinese character meaning people with the China Trademark Office, and Beijing Sandhill received registration certificates for the two marks issued by the China Trademark Office in January 2001.

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

Technology Infrastructure

We maintain most of our servers at the premises of the Beijing Telecom Administration (or BTA), pursuant to one-year server hosting agreements and we do not maintain any backup servers outside Beijing. The BTA is the administrator of the central hub of the ChinaNet backbone, and is currently the only provider of interconnection services to the ChinaNet backbone in Beijing. Internet access rates in China, when compared to rates in the United States and other more developed countries, remain relatively expensive.

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

Employees

As of December 31, 2001, we had 440 full-time and temporary employees. From time to time, we employ independent contractors to support our research and development, marketing, sales and editorial departments. None of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Our senior management and key executives have entered into confidentiality, non-competition and non-solicitation agreements with us. In addition, most of our employees have employment agreements with Beijing ITC, our PRC operating subsidiary, which contain similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A significant number of our employees hold stock options in Sohu, which provide financial opportunities to them that generally vest over a period of one to four years.

Subsequent Event

In November 2001, Sohu entered into a loan and share pledge agreement with Dr. Charles Zhang and Li Wei, one of our employees, to lend $4.6 million to them for the purpose of funding their equity investments in High Century. Pursuant to the loan agreement, in December 2001 Sohu disbursed $1.5 million to them, and in January and February 2002, Sohu disbursed an additional $1.9 million to them for purposes of increasing their equity investments in High Century. In March 2002, Sohu approved High Century’s committing $3.1 million for investment in a PRC joint venture. We expect that we will continue to be involved in and provide financial support to High Century.

Risk Factors

Risks relating to Sohu.com

We have incurred net losses since inception and anticipate that losses will continue.

We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $72.2 million at December 31, 2001. We anticipate that we will continue to incur substantial net losses due to a high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Our net losses may continue to increase in the future and we may never achieve or sustain profitability.

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

We began offering products and services under the www.Sohu.com Web site in February 1998. Accordingly, we have a limited operating history upon which investors can evaluate our business. In addition, our senior management and employees have worked together at our company for only a relatively short period of time. As an early stage company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	increase our online advertising revenues and successfully build our e-commerce, short messaging and subscription services business, given the early stage of development of the PRC Internet industry;

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer; and

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings.

PRC Internet laws and regulations are unclear and will likely change in the near future. If we are found to be in violation of current or future PRC laws or regulations, we could be subject to severe penalties.

We conduct our Internet business solely in the PRC through our wholly owned subsidiaries, Beijing ITC and Beijing Sandhill. Beijing ITC and Beijing Sandhill are wholly foreign owned enterprises, or WFOEs, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In addition, pursuant to our restructuring, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by our chief executive officer. In 2001, we made a commitment to provide loans of $4.6 million to Dr. Charles Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited. We do not have any ownership interest in Beijing Sohu or High Century.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Beijing Sandhill’s, Beijing Sohu’s or High Century’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Beijing Sandhill’s, Beijing Sohu’s or High Century’s current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us, Beijing ITC, Beijing Sandhill, High Century or Beijing Sohu.

If we, Beijing ITC, Beijing Sandhill, High Century or Beijing Sohu are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, Beijing Sandhill’s, High Century’s or Beijing Sohu’s income;

•	revoking our, Beijing ITC’s, Beijing Sandhill’s, High Century’s or Beijing Sohu’s business license;

•	shutting down our, Beijing ITC’s, Beijing Sandhill’s or Beijing Sohu’s servers and/or blocking our Web sites;

•	requiring us, Beijing ITC, Beijing Sandhill, High Century or Beijing Sohu to restructure our ownership structure or operations; and

•	requiring us, Beijing ITC, Beijing Sandhill, High Century or Beijing Sohu to discontinue any portion or all of our Internet business.

We may be unable to collect long term loans to related parties or exercise management influence associated with Beijing Sohu or High Century.

At December 31, 2001 Sohu had entered into agreements with commitments to provide long term loans of $4.8 million to Dr. Charles Zhang, Sohu’s Chief Executive Officer and a major Sohu stockholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Charles Zhang and 20% by certain of our employees. Beijing Sohu and High Century are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to Sohu by transferring the shares of High Century or Beijing Sohu to Sohu, (ii) the shares of High Century or Beijing Sohu cannot be transferred without the approval of Sohu, and (iii) Sohu has the right to appoint all directors and senior management personnel of High Century and Beijing Sohu. Dr. Charles Zhang and the other employee borrowers have pledged all of their shares in High Century and Beijing Sohu as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, and the earlier of a demand or 2010, in the case of Beijing Sohu, or, in either case, at such time as Dr. Charles Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by High Century and Beijing Sohu.

Our ability to ultimately collect these loans will depend on the profitability of Beijing Sohu and High Century, which is uncertain. Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century and Beijing Sohu.

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

Because we conduct our Internet business only in the PRC, and because we are restricted by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, in which we have no ownership interest, to provide those services through contractual agreements between the parties. This arrangement may not be as effective in providing control over our Internet content operations as direct ownership of these businesses. For example, Beijing Sohu could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu fails to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

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

We depend on online advertising for a substantial portion of our revenues.

We derive a substantial portion of our revenues from the sale of advertising on our Web sites. For the years ended December 31, 2001 and 2000, advertising revenues represented approximately 71% and 98%, respectively, of our total revenues. In addition, our business plan is dependent on the anticipated expansion of online advertising in China and the growth of our revenue is dependent on online advertising.

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

We will not be able to attract visitors, advertisers and short messaging and e-commerce customers if we do not maintain and develop the Sohu brand.

Maintaining and further developing our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers and short messaging and e-commerce customers, we intend to increase substantially our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

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

Our ability to obtain additional financing in the future is subject to a variety of uncertainties, including:

•	investors’ perceptions of and appetite for Internet-related securities;

•	conditions in the U.S. and other capital markets in which we may seek to raise financing;

•	our future results of operations, financial condition and cash flows;

•	the amount of capital that other PRC entities may seek to raise in foreign capital markets;

•	PRC governmental regulation of foreign investment in Internet companies;

•	economic, political and other conditions in the PRC;

•	PRC governmental policies relating to foreign currency borrowings; and

•	any new laws and regulations that may require various PRC government approvals for securities offerings by companies engaged in the Internet sector in the PRC.

Our inability to raise additional funds on favorable terms, or at all, could force us to scale back our planned expenditures, which could adversely affect our growth prospects.

If we fail to establish and maintain relationships with content and technology providers and mobile network operators, we may not be able to attract and retain users.

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

Substantially all of our subscription revenue is generated through short messaging services where we depend on mobile network operators for message delivery and payment collection. If we were unable to continue this arrangement, our short messaging services would be severely disrupted.

Our business also depends significantly on relationships with leading technology and infrastructure providers and the licenses that the technology providers have granted to us. Our competitors may seek to establish the same relationships as we have, which may adversely affect us. We may not be able to maintain these relationships or replace them on commercially attractive terms.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives.

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, President and chief executive officer of our company and the founder and President of Beijing Sohu. We rely on his expertise in our business operations and on his personal relationships with some of our principal stockholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu and High Century. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into a confidentiality, non-competition and non-solicitation agreement with us. These officers also have employment agreements with Beijing ITC, our PRC operating subsidiary, which contain substantially similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We depend on a small group of advertisers for a significant portion of our total revenues. During the years ended December 31, 2001 and 2000, our five largest advertisers accounted for approximately 20% and 19% of our total advertising revenues, respectively. Our business, financial condition and results of operations would be adversely affected by the loss of one or more of our significant advertisers or a decrease in the volume of advertising by any these advertisers.

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

We may not have exclusive rights over the mark ‘‘Sohu.com’’ in certain areas.

We have applied for registration of the ‘‘Sohu.com’’ mark in Hong Kong and Taiwan, and plan to apply for registration in Malaysia and Singapore. Completion of these applications is subject to prior rights in the relevant jurisdictions. Any rejection of those applications may adversely affect our legal rights over the mark ‘‘Sohu.com’’ in those countries and regions.

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

Many of our current and potential advertising, e-commerce and short messaging customers have only limited experience using the Internet for advertising or commerce purposes, and may not be willing to fully embrace the products and services we offer, which would adversely affect our future revenues and business expansion.

The online advertising, short messaging and e-commerce markets are new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising, short messaging and e-commerce customers have limited experience using the Internet for advertising or commerce purposes and historically have not devoted a significant portion of their advertising and sales budgets to Internet-based advertising and e-commerce. Moreover, customers that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. In addition, companies may choose not to advertise or sell their products on our portal if they do not perceive our online advertising and e-commerce platform to be effective or our audience demographics to be desirable. The failure to successfully address these risks or execute our business strategy would significantly reduce our profitability.

We face intense competition which could reduce our market share and adversely affect our financial performance.

The PRC Internet market is characterized by an increasing number of entrants because, among other reasons, the barriers to entry are relatively low. The market for Internet services and products, particularly Internet search and retrieval services, short messaging and e-commerce services and online advertising, is intensely competitive. In addition, the Internet industry is relatively new and constantly evolving and, as a result, our competitors may better position themselves to compete in this market as it matures.

There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Some of our major competitors in China are major United States Internet companies, such as Yahoo! Inc. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as Legend Computer, America Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

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

Internet usage could decline if any well-publicized compromise of security occurs. ‘‘Hacking’’ involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. We cannot assure you that any measures we may take will be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the ‘‘current account,’’ which includes dividends, trade and service-related foreign exchange transactions, but not under the ‘‘capital account,’’ which includes foreign direct investment.

Currently, Beijing ITC and Beijing Sandhill may purchase foreign exchange for settlement of ‘‘current account transactions,’’ including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Beijing ITC and Beijing Sandhill may also retain foreign exchange in its current account

(subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

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

There were approximately 35,625,716 shares of our common stock outstanding as of March 1, 2002, as well as options to purchase approximately an additional 6,373,651 shares of our common stock. Of the outstanding shares, 26,624,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

Sohu issued 4,600,000 shares of common stock in connection with the initial public offering. All of these shares are freely tradable without restriction unless they are held by our ‘‘affiliates’’ as that term is defined in Rule 144 under the Securities Act.

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

Our three largest stockholders currently beneficially own approximately 65% of the outstanding shares of common stock. Accordingly these three stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

The shares of our common stock are currently listed on the Nasdaq Stock Market’s National Market. Nasdaq listing requirements include maintaining a minimum bid price of $1.00 per share. On March 1, 2002, the closing bid price for our common stock was $1.05 per share. If the closing bid price for our common stock was to remain below $1.00 per share for a period of 30 or more consecutive trading days, our common stock could be delisted from Nasdaq. Delisting could make trading our shares more difficult for investors, leading to further declines in market price. It would also make it more difficult for us to raise additional capital.

ITEM 2.    PROPERTIES

Our principal executive offices are located in approximately 26,000 square feet of office space in Beijing, China under leases that expire on December 31, 2004. We also lease sales and marketing office space in Shanghai, Guangzhou and Hong Kong.

ITEM 3.    LEGAL PROCEEDINGS

Sohu is not currently involved in any material pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Common Stock

As of March 1, 2002, there were approximately 50 holders of record of our common stock. We believe that there were approximately 2,700 beneficial holders of our common stock as of that date.

Our common stock is traded on the Nasdaq National Market, under the symbol “SOHU.” Public trading in our common stock commenced on July 12, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq Stock Market for the quarters indicated.

	High($)	Low($)
July 12, 2000 through September 30, 2000	13.13	5.13
Quarter ended December 31, 2000	5.44	1.81
Quarter ended March 31, 2001	2.25	0.78
Quarter ended June 30, 2001	1.8	0.52
Quarter ended September 30, 2001	2.08	0.84
Quarter ended December 31, 2001	1.28	0.8

Since inception, we have not declared or paid dividends on our common stock and we do not expect to pay any dividends in the foreseeable future.

The closing price of our common stock on March 1, 2002 as reported by the Nasdaq National Market was $1.06.

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

Through the year ended December 31, 2001, we used $6.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets and funding for certain equity investments. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues:
Advertising	$9,245	$5,844	$1,617	$472	$78
Non-advertising	3,755	109	—	—	—

	13,000	5,953	1,617	472	78
Cost of revenues:
Advertising	6,644	5,548	1,589	215	19
Non-advertising	2,769	81	—	—	—

	9,413	5,629	1,589	215	19
Gross profit	3,587	324	28	257	59
Operating expenses:
Product development	5,365	2,440	438	208	50
Sales and marketing	8,406	10,425	1,772	351	94
General and administrative	4,792	5,356	1,278	308	75
Amortization of intangibles	12,607	3,335	—	—	—
Impairment of intangibles	17,676	—	—	—	—

Total operating expenses	48,846	21,556	6,412	867	219
Operating loss	(45,259)	(21,232)	(3,460)	(610)	(160)
Other non-operating expense	(504)	(526)	—	—	—
Interest income (expense)	2,176	2,522	11	(5)	—

Net loss	(43,587)	(19,236)	(3,449)	(615)	(160)
Accretion on Series B, C, and D Mandatorily Redeemable Convertible Preferred Stock	—	(3,914)	(917)	(244)	—

Net loss attributable to common stockholders	$(43,587)	$(23,150)	$(4,366)	$(859)	$(160)

Basic and diluted net loss per share attributable to common stockholders	$(1.22)	$(1.14)	$(0.47)	$(0.09)	$(0.02)

Shares used in computing basic and diluted net loss per share	35,626	20,286	9,328	9,224	9,100

	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:	(in thousands
Cash and cash equivalents	$29,263	$62,593	$3,924	$1,232	$111
Marketable debt securities	16,973	—	—	—	—
Working capital	29,764	61,602	2,577	1,303	22
Total assets	61,958	105,840	7,076	1,778	179
Total liabilities	4,377	4,771	1,911	204	115
Mandatorily Redeemable Convertible Preferred Stock	—	—	10,207	2,362	—
Total shareholders’ equity	57,581	105,840	(5,042)	(788)	64

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sohu, having introduced the first Chinese language online directory, is a leading Internet portal in China in terms of brand recognition and the largest in terms of page views and registered users. We averaged 135 million page views per day for the month of December 2001, a 72% increase from 79.2 million per day averaged in December 2000. Registered users totaled 43 million as of December 31, 2001, up 247% from 12.4 million as of January 1, 2001.

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

We have incurred significant net losses and have negative cash flows from operations since inception. As of December 31, 2001, we had an accumulated deficit of $72.2 million. These losses have been funded with proceeds of preferred stock private placements and our initial public offering completed in July 2000. We intend to continue spending on marketing and brand development, content enhancements, technology and infrastructure. As a result, we anticipate net losses to continue in the foreseeable future. We anticipate funding these expected losses with the remaining proceeds from our initial public offering.

Sohu’s discussion and analysis of its financial condition and results of operations are based upon Sohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Sohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Sohu evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Sohu believes accounting for advertising revenue where multiple elements exist, allowance for doubtful accounts, and impairment of intangible assets represent critical accounting policies which reflect more significant judgments and estimates used in the preparation of our consolidated financial statements.

Advertising revenues are derived principally from online advertising pursuant to short-term contracts normally less than twelve months. Online advertising includes banners, links, logos and buttons placed on Sohu’s Web sites and sponsorship of a particular area of the Web sites. Contracts for advertising services are generally for a fixed payment over a contract period. For contracts where services are provided evenly over the period or where Sohu is unable to reasonably determine the fair value of the individual services provided in multiple element contracts revenue is recognized on a straight line basis over the contract period. For multiple element contracts where Sohu is able to reasonably determine the fair value of the individual services provided, the contract value is allocated among specific services provided and revenue is recognized in the period the services are performed. In estimating the fair value of individual services provided, we make estimates based on the value of similar services provided to our customers using average sell rates for the period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2.7 million net of allowance for doubtful accounts of $651,000 as of December 31, 2001. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowance might be required.

During the year ended December 31, 2001, we recorded an impairment charge of $17.7 million to write off the remaining balance of identifiable intangibles and goodwill related to our acquisition of Chinaren. This was the result of Sohu’s impairment assessment which was based upon expected gross cash flows over the assets’ estimated useful lives. If different judgments or estimates were utilized, material differences could have resulted in the amount and timing of the impairment charge.

Results of Operations

Revenues

Total revenues were $13 million, $6 million, and 1.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Advertising Revenues

Advertising revenues were $9.2 million, $5.8 million, and $1.6 million or 71%, 98%, and 100% of total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. The year-to-year increases in advertising revenues for the periods indicated were primarily due to the increasing number of advertisers purchasing space on our online media properties as well as larger and longer-term purchases by certain advertisers. Sales to Sohu’s five largest advertisers were 20%, 19%, and 34% of total advertising revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Advertising revenues for the years ended December 31, 2001, 2002, and 1999 included advertising revenues from related parties of $962,000, $433,000 and $178,000, respectively. We do not record any revenue from advertising barter transactions.

Non-advertising Revenues

Non-advertising revenues were $3.8 million, $109,000, and $0 or 29%, 2%, and 0% of total revenue for the years ended December 31, 2001, 2000, and 1999, respectively. In 2001, non-advertising revenues of $3.8 million were derived from e-commerce services of $1.7 million, subscription fees of $1.3 million and e-technology and other services of $800,000. E-commerce revenues are earned from direct sales of consumer products through Sohu’s website. Subscription revenues are generated mainly from short messaging services. E-technology revenues are derived from providing technology services and the sale of hardware to corporate customers. These revenues were primarily generated from business lines which were put into operation in 2001 and, thus, the non-advertising revenues in 2000 and 1999 are not significant.

Cost of Revenues

Total cost of revenue was $9.4 million, $5.6 million, and $1.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Advertising cost of revenues

Advertising cost of revenues were $6.6 million, $5.5 million, $1.6 million, or 71%, 99%, 100% of total cost of revenues for the years ended December 31, 2001, 2000, and 1999, respectively. The year-to-year increases in advertising cost of revenues for the periods indicated were a result of the ongoing development of our Web site over the past year and acquisition of ChinaRen in October 2000. We incurred additional personnel costs associated with increasing the breadth and depth of our channel and feature offerings, higher bandwidth leasing charges due to leasing of additional bandwidth and higher hardware and software amortization costs associated with the acquisition of additional servers and storage devices.

Non-advertising cost of revenues

Non-advertising cost of revenues were $2.8 million, $81,000, and $0, 29%, 1%, and 0% of total cost of revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Non-advertising cost of revenues included $1.5 million in e-commerce cost of revenue consisting of the purchase price of consumer products sold by Sohu and inbound and outbound shipping charges, $587,000 in subscription cost of revenue consisting of subscription collection and short message transmission charges paid to third party network operators, and $653,000 e-technology cost of revenue consisting of employee compensation costs and related overhead, fees paid to third party for design services and, where applicable, the cost of hardware and software.

Product Development Expenses

Product development expenses were $5.4 million for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, product development expenses were $2.4 million and $438,000, respectively. The year-to-year increases in absolute dollars were primarily attributable to the acquisition of ChinaRen in October 2000, the increase in the number of personnel and related personnel costs, as well as the costs incurred during the preliminary project stage of new product development projects, such as the development of our branded content channels and the upgrading of our Chinese key word search software and e-mail service, and launching our subscription and e-commerce services.

Sales and Marketing Expenses

Sales and marketing expenses were $8.4 million for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, sales and marketing expenses were $10.4 million and $1.8 million, respectively. During the year ended December 31, 2001, the decrease from 2000 was primarily due to the reduction of $2.6 million in advertising expenses because of lower spending on Sohu branding. During the year ended December 31, 2000, the increase from 1999 was primarily due to an increase related to the launch of new advertising campaigns, including print, radio and billboard advertising, an increase in personnel costs associated with the expansion of our sales and marketing staff in Shanghai, Guangzhou, and Hong Kong, and the acquisition of ChinaRen in October 2000. Advertising expenses constituted approximately 26%, 47%, and 51% of our sales and marketing expenses for the years ended December 31, 2001, 2000, and 1999, respectively.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, general and administrative expenses were $5.3 million and $1.3 million, respectively. During the year ended December 31, 2001, the year-to-year decrease from 2000 was primarily due to reduced spending on professional fees and office expenses, as 2000 was the year of our initial public offering. During the year ended December 31, 2000, the year-to-year increase over 1999 was primarily due to an increase related to the hiring of additional administrative and management personnel, increased professional service fees and increased expenditure associated with the expansion of our company in 2000 including the acquisition of ChinaRen.

Amortization and Impairment of Intangible Assets

Intangible assets of $33.6 million including $392,000 for assembled workforce and $33.2 million in goodwill which arose as a result of the October 18, 2000 acquisition of ChinaRen, were originally being amortized over two years. During 2001, Sohu performed an impairment assessment and recorded an impairment charge of approximately $17.7 million to write off identifiable intangibles and goodwill, primarily due to the overall decline in the industry growth rates and the sustained decline in the Sohu’s stock price. The amortization expense for the years ended December 31, 2001 and 2000 was $12.6 million and $3.3 million, respectively. There was no amortization expense during the year ended December 31, 1999.

Operating Loss

As a result of the foregoing, we had an operating loss of $45.3 million for the year ended December 31, 2001, as compared to $21.2 million and $3.5 million for the years ended December 31, 2000 and 1999, respectively. The operating loss for the years ended December 31, 2001, 2000, and 1999 included $63,000, $629,000, and $46,000 respectively for stock-based compensation expense recorded on the grant of certain stock options which are being amortized over the vesting period of the options ranging from one to four years.

Other Non-operating Expense

For the year ended December 31, 2001, other non-operating expense of $504,000 primarily resulted from a $500,000 writedown of other assets. For the year ended December 31, 2000, other non-operating expense of $526,000 included a $500,000 writedown of other assets and a $26,000 loss on the disposal of fixed assets. There was no non-operating expense during the year ended December 31, 1999.

Interest Income, Net

Interest income was $2.2 million for the year ended December 31, 2001 compared to $2.5 million and $11,000 for the years ended December 31, 2000 and 1999, respectively. The decrease for the year ended December 31, 2001 from 2000 is primarily attributable to Federal Reserve interest rate cuts and decreasing balances of cash, cash equivalents, and investments in marketable securities. The increase for the year ended December 31, 2000 from 1999 was primarily due to the higher balances of cash, cash equivalents, and marketable debt securities resulting from investment of the net proceeds from our initial public offering completed in July 2000.

Net loss, Accretion On Mandatorily Redeemable Preferred Stock and Net Loss Attributable to Common Stockholders

As a result of the foregoing, our net loss was $43.6 million for the year ended December 31, 2001 compared to $19.2 million and $3.4 million for the years ended December 31, 2000 and 1999, respectively.

Accretion on mandatorily redeemable preferred stock was $3.9 million and $917,000 for the years ended December 31, 2000 and 1999, respectively. The majority of the accretion was attributable to the mandatorily redeemable Series C Convertible Preferred Stock issued in October 1999 and the mandatorily redeemable Series D Convertible Preferred Stock issued in February 2000. All mandatorily redeemable preferred stock was converted into common stock upon the completion of our initial public offering in July 2000 and thus, no accretion was booked subsequent to that date.

Net loss attributable to common stockholders increased to $43.6 million for the year ended December 31, 2001, as compared to $23.2 millionand $4.4 million for the year ended December 31, 2000 and 1999, respectively.

Quarterly Results of Operations

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2001. The data has been derived from our consolidated financial statements, and in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	Jun. 30, 2000	Mar. 31, 2000
	(Unaudited, in thousands)
Revenues:
Advertising	$2,506	$2,425	$2,227	$2,087	$2,070	$1,602	$1,330	$842
Non-advertising	1,600	1,138	651	366	109	—	—	—

Total revenues	4,106	3,563	2,878	2,453	2,179	1,602	1,330	842
Cost of revenues:
Advertising	1,456	1,575	1,762	1,851	1,981	1,578	1,172	817
Non-advertising	1,127	823	522	297	81	—	—	—

Total cost of revenue	2,583	2,398	2,284	2,148	2,062	1,578	1,172	817
Gross profit	1,523	1,165	594	305	117	24	158	25
Operating expenses:
Product development	1,225	1,207	1,295	1,638	942	603	543	352
Sales and marketing	1,840	1,949	2,141	2,476	3,503	2,421	2,951	1,550
General and administrative	1,272	1,070	1,197	1,253	1,757	1,421	1,488	690
Amortization of intangibles	—	4,202	4,202	4,203	3,335	—	—	—
Impairment of intangibles	—	17,676	—	—	—	—	—	—

Total operating expenses	4,337	26,104	8,835	9,570	9,537	4,445	4,982	2,592
Operating loss	(2,814)	(24,939)	(8,241)	(9,265)	(9,420)	(4,421)	(4,824)	(2,567)
Other non-operating income (expense)	3	(507)	—	—	—	(526)	—	—
Interest income	322	462	593	799	1,152	937	402	31

Net loss	(2,489)	(24,984)	(7,648)	(8,466)	(8,268)	(4,010)	(4,422)	(2,536)
Accretion on Series B, C, and D Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	—	(249)	(2,106)	(1,559)

Net loss attributable to common stockholders	$(2,489)	$(24,984)	$(7,648)	$(8,466)	$(8,268)	$(4,259)	$(6,528)	$(4,095)

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.70)	$(0.21)	$(0.24)	$(0.24)	$(0.16)	$(0.69)	$(0.43)

Shares used in computing basic and diluted net loss per share	35,626	35,626	35,626	35,626	34,765	27,194	9,416	9,416

Liquidity and Capital Resources

We have financed our operations principally through private sales of preferred stock and our initial public offering. From inception through December 31, 2001, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. Sohu invests its excess cash in marketable debt securities of high quality investment grade. As of December 31, 2001, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $46.2 million compared to $62.6 million and $3.9 million as of December 31, 2000 and 1999, respectively.

For the year ended December 31, 2001, net cash used in operating activities of $10 million was primarily attributable to our net loss of $43.6 million and the payment of $1.1 million for accounts payable, largely offset by the non-cash amortization and impairment of intangible assets of $30.3 million, depreciation and amortization of $4.2 million and an increase in payables to related parties of $1.2 million. For the year ended December 31, 2000, net cash used in operating activities of $15.9 million was primarily attributable to our net loss of $19.2 million, an increase in accounts receivable of $1.9 million, and an increase in prepaid and other current assets of $1.2 million, offset by amortization of intangible assets of $3.3 million and depreciation and amortization of $1.6 million and other non-cash expenses of $1.6 million. For the year ended December 31, 1999, net cash used in operating activities of $1.7 million was primarily due to our net loss of $3.4 million largely offset by an increase in accrued liabilities of $1.2 million.

Net cash used in investing activities was $23.4 million for the year ended December 31, 2001, primarily due to long-term investments in marketable debt securities of $17 million and the acquisition of fixed assets of $4 million, long-term loans to related parties of $1.6 million for financing an investment in High Century and the acquisition of other assets of $797,000. We classify the investments in marketable debt securities with maturities greater than twelve months from the balance sheet date as held-to-maturity investments. We have both the intent and the ability to hold these marketable securities until maturity. Net cash used in investing activities was $7.9 million for the year ended December 31, 2000, primarily due to the purchase of fixed assets of $5.8 million and cash used in the acquisition of ChinaRen, Inc. of $1 million.Net cash used in investing activities was $2.5 million for the year ended December 31, 1999, primarily due to the purchase of fixed assets of $1 million and the acquisition of other assets of $1.5 million.

There was no significant cash provided by financing activities for the year ended December 31, 2001. Net cash provided by financing activities was $82.4 million for the year ended December 31, 2000 primarily due to net proceeds of approximately $29.9 million from the issuance of Series D Convertible Preferred Stock in February 2000 and of approximately $52.4 million from the completion of our initial public offering in July 2000. Net cash provided by financing activities was $6.9 million for the year ended December 31, 1999 primarily due to net proceeds of $1.5 million from issuance of convertible promissory notes and $5.4 million from issuance of Series C Convertible Preferred stock.

Our principal commitments consist of obligations under various operating leases for office facilities. We expect that capital expenditures totaling $4.5 million in 2002 will primarily consist of purchases of additional servers, computer software, workstations and technological improvements to network infrastructure.

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

In November 2001, Sohu entered into a loan and share pledge agreement with Dr. Charles Zhang, and Li Wei, one of our employees, to lend $4.6 million to them for the purpose of funding their equity investments in High Century. Pursuant to the loan agreement, in December 2001 Sohu disbursed $1.5 million to them, and in January and February 2002, Sohu disbursed an additional $1.9 million to them for purposes of increasing their equity investments in High Century. In March 2002, Sohu approved High Century’s committing $3.1 million for investment in a PRC joint venture. We expect that we will continue to be involved in and provide financial support to High Century.

Foreign Currency Exchange Losses

While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Renminbi and a significant portion of our assets and liabilities are denominated in Renminbi. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Renminbi. If the Renminbi depreciates against the U.S. Dollar, the value of our Renminbi revenues and assets as expressed in our U.S. Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See ‘‘Risk Factors—We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. Dollar.’’

The Renminbi is currently freely convertible under the ‘‘current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the ‘‘capital account,” which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations which may have a negative impact on our financial condition and results of operations.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our revenues, expenses and liabilities are denominated in Chinese Renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the Renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese Renminbi into foreign currencies and, if the Renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the fiscal year ended December 31, 2001 was not material.

Investment Risk

a)  Investments in High Century

We have entered into arrangements with Dr. Charles Zhang, our Chief Executive Officer and a major Sohu stockholder, and certain of our employees to satisfy PRC regulations which prohibit or restrict foreign companies from owning or operating telecommunications, internet content and certain other businesses in China. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future.

In November 2001, we entered into a loan and share pledge agreement with Dr. Charles Zhang, and Li Wei, another Sohu employee, for the purpose of funding an equity investment of $4,595,000 in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of Sohu. Pursuant to the loan agreement, Sohu is required to extend total loans amounting to $4,595,000 of which $3,676,000 and $919,000 would be loaned to Charles Zhang and Li Wei, respectively. As of December 31, 2001, Sohu had remitted $1,330,000 and $242,000 to Dr. Charles Zhang and Li Wei, respectively. In January and February 2002, Sohu loaned an additional $1,200,000 to Dr. Charles Zhang and $677,000 to Li Wei under the loan agreement for purposes of increasing their equity investments in High Century to $3,449,000. In March 2002, Sohu approved High Century’s committing $3,100,000 for investment in a PRC joint venture.

The loan agreement, which is subject to PRC law, includes provisions that (i) the loans can only be repaid to Sohu by transferring the shares of High Century to Sohu, (ii) the shares of High Century cannot be transferred without the approval of Sohu, and (iii) Sohu has the right to appoint all directors and senior management personnel of High Century. Charles Zhang and Li Wei have pledged all of their shares in High Century as collateral for the loans and the loans bear no interest and are due on demand after November 2003 or at such time as Dr. Charles Zhang or Li Wei, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit Sohu from directly investing in businesses being undertaken by High Century. These loans are included in long term loans to related parties.

As of December 31, 2001, payable to related party includes $1,208,000 payable to High Century for amounts borrowed by Sohu from High Century. The entire payable was remitted by Sohu to High Century in January 2002.

PRC regulations currently restrict Sohu from holding direct equity interests in High Century; therefore, the financial statements of these entities are not consolidated with those of Sohu. As of December 31, 2001, these loans are carried at cost which approximate the net assets of High Century. If the investment in High Century had been consolidated, there would have been no material impact to the consolidated net assets of Sohu.

(b)  Investments in a privately-held company

In the year 2000, we invested $1 million in a privately-held company for business and strategic purposes. This investment was included in other assets and accounted for under the cost method as ownership is less than 5%, and we do not have the ability to exercise significant influence over its operations. In each of the years ended December 31, 2001 and 2000, we identified and recorded impairment losses of $500,000. Thus, as of December 31,2001 the investment has been fully written off.

(c)  Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as held-to-maturity. As of December 31, 2001, the difference between the recorded cost and the fair value was not significant.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Proxy Statement for Sohu’s 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 17, 2002 under the headings “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2002 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Proxy Statement for Sohu’s 2002 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Proxy Statement for Sohu’s 2002 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

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

(b) Reports on Form 8-K

In July 2001, we filed a Current Report on Form 8-K announcing the adoption of a Shareholder Rights Plan.

(c)  Exhibits

See the Exhibit Index following the signature pages of this report.

SOHU.COM INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Accountants	F-2

Consolidated Balance Sheets at December 31, 2001 and 2000	F-3

Consolidated Statements of Operations for each of the three years ended December 31, 2001	F-4

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001	F-5

Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2001	F-6

Notes to Consolidated Financial Statements	F-7

FINANCIAL STATEMENT SCHEDULES:

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders’ equity present fairly, in all material respects, the financial position of Sohu.com Inc. (the ‘‘Company’’) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles which, as described in Note 2(a), are generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers
PRICEWATERHOUSECOOPERS

Beijing, People’s Republic of China
February 1, 2002

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of US dollars, except share data)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$29,263	$62,593
Accounts receivable, net	2,710	2,092
Prepaid and other current assets	2,168	1,688

Total current assets	34,141	66,373
Fixed assets, net	7,953	7,404
Long-term investments in marketable debt securities	16,973	—
Intangible assets, net of accumulated amortization of $3,335 as of December 31, 2000	—	30,283
Long-term loans to related parties	1,815	242
Other assets, net	1,076	1,538

	$61,958	$105,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366	1,459
Payable to related party	1,208	—
Accrued liabilities and deferred revenues	2,803	3,312

Total current liabilities	4,377	4,771
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400,000 authorized, 35,625,716 shares issued and outstanding at December 31, 2001 and 2000)	36	36
Additional paid-in capital	129,852	129,759
Deferred compensation and other	(156)	(162)
Accumulated deficit	(72,151)	(28,564)

Total shareholders’ equity	57,581	101,069

	$61,958	$105,840

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of US dollars, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Advertising	$9,245	$5,844	$1,617
Non-advertising	3,755	109	—

Total revenues	13,000	5,953	1,617
Cost of revenues:
Advertising	6,644	5,548	1,589
Non-advertising	2,769	81	—

Total cost of revenues	9,413	5,629	1,589
Gross profit	3,587	324	28
Operating expenses:
Product development	5,365	2,440	438
Sales and marketing	8,406	10,425	1,772
General and administrative	4,792	5,356	1,278
Amortization of intangibles	12,607	3,335	—
Impairment of intangibles	17,676	—	—

Total operating expenses	48,846	21,556	3,488
Operating loss	(45,259)	(21,232)	(3,460)
Other non-operating expense	(504)	(526)	—
Interest income	2,176	2,522	11

Net loss	(43,587)	(19,236)	(3,449)
Accretion on Series B, C, and D Mandatorily Redeemable Convertible Preferred Stock	—	(3,914)	(917)

Net loss attributable to common stockholders	(43,587)	$(23,150)	$(4,366)

Basic and diluted net loss per share attributable to common stockholders	$(1.22)	$(1.14)	$(0.47)

Shares used in computing basic and diluted net loss per share	35,626	20,286	9,328

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of US dollars)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(43,587)	(19,236)	$(3,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and impairment of intangible assets	30,283	3,335	—
Depreciation and amortization of other assets	4,238	1,645	277
Writedown of other assets	500	500	—
Provision for allowance for doubtful accounts	190	435	26
Stock-based compensation expense	63	629	46
Loss on disposal of fixed assets	4	26	6
Services rendered by shareholder	—	—	60
Changes in assets and liabilities, net of effect of ChinaRen, Inc. acquisition:
Accounts receivable	(808)	(1,964)	(238)
Prepaid and other current assets	(480)	(1,165)	(77)
Other assets	—	—	(78)
Accounts payable	(1,093)	471	428
Payable to related party	1,208	—	—
Accrued liabilities and deferred revenues	(509)	(534)	1,279

Net cash used in operating activities	(9,991)	(15,858)	(1,720)
Cash flows from investing activities:
Long-term investments in marketable debt securities	(16,973)	—	—
Acquisition of fixed assets	(4,025)	(5,877)	(942)
Long-term loans to related parties	(1,573)	(242)	—
Acquisition of other assets	(797)	(871)	(1,580)
Cash used in acquisition of ChinaRen, Inc.	—	(995)	—
Proceeds from disposal of fixed assets	—	122	1

Net cash used in investing activities	(23,368)	(7,863)	(2,521)
Cash flows from financing activities:
Issuance of Convertible Promissory Notes	—	—	1,500
Issuance of Series C Mandatorily Redeemable Convertible Preferred Stock	—	—	5,426
Issuance of Series D Mandatorily Redeemable Convertible Preferred Stock	—	29,947	—
Issuance of Common Stock	—	59,800	7
Cash used for initial public offering costs	—	(7,357)
Short-term loan	—	2,899	—
Repayment of short-term loan	—	(2,899)	—
Other	29	—	—

Net cash provided by financing activities	29	82,390	6,933
Net increase/(decrease) in cash and cash equivalents	(33,330)	58,669	2,692
Cash and cash equivalents at beginning of period	62,593	3,924	1,232

Cash and cash equivalents at end of period	$29,263	$62,593	$3,924

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of US dollars, except share data)

	Series A Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Deferred Compensation and Other	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 1999	2,925,000	$3	9,265,347	$9	$248	$—	$(1,048)	$(788)
Issuance of Common Stock	—	—	150,319	—	7	—	—	7
Accretion of Series B and C Mandatorily Redeemable Convertible Preferred Stocks	—	—	—	—	—	—	(917)	(917)
Issuance of compensatory stock options	—	—	—	—	67	(67)	—	—
Amortization of deferred compensation	—	—	—	—	—	46	—	46
Services rendered by shareholder	—	—	—	—	60	—	—	60
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(3,449)	(3,449)

Balance, December 31, 1999	2,925,000	$3	9,415,666	$9	$382	$(22)	$(5,414)	$(5,042)
Accretion of Series B, C, and D Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	—	—	(3,914)	(3,914)
Conversion of Series A Preferred Stock into Common Stock	(2,925,000)	(3)	2,925,000	3	—	—	—	—
Conversion of Series B Mandatorily Redeemable Preferred Stock into Common Stock	—	—	8,414,843	8	3,068	—	—	3,076
Conversion of Series C Mandatorily Redeemable Preferred Stock into Common Stock	—	—	3,846,718	4	8,109	—	—	8,113
Conversion of Series D Mandatorily Redeemable Preferred Stock into Common Stock	—	—	2,021,989	2	32,877	—	—	32,879
Issuance of Common Stock in initial public offering, net of offering cost	—	—	4,600,000	5	52,438	—	—	52,443
Issuance of Common Stock compensatory stock options for acquisition of ChinaRen, Inc.	—	—	4,401,500	5	32,176	(59)	—	32,122
Compensatory stock options	—	—	—	—	709	(709)	—	—
Amortization of deferred compensation	—	—	—	—	—	629	—	629
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(19,236)	(19,236)

Balance, December 31, 2000	—	—	35,625,716	$36	$129,759	$(162)	$(28,564)	$101,069
Compensatory stock options	—	—	—	—	64	(64)	—	—
Amortization of deferred compensation	—	—	—	—	—	63	—	63
Foreign currency translation adjustment	—	—	—	—	—	7	—	7
Other	—	—	—	—	29	—	—	29
Net loss	—	—	—	—	—	—	(43,587)	(43,587)

Balance, December 31, 2001	—	—	35,625,716	$36	$129,852	$(156)	$(72,151)	$57,581

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Sohu.com Inc. (the ‘‘Company’’) was incorporated in Delaware, USA under the name of Internet Technologies China, Inc. The Company changed its name to Sohu.com Inc. in September 1999. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its wholly owned subsidiaries, Sohu ITC Information Technology (Beijing) Co., Ltd., Sohu.com (Hong Kong) Limited, ChinaRen, Inc., and Sandhill Information Technology (Beijing) Co. Ltd. ChinaRen, Inc. and its wholly owned subsidiary Sandhill Information Technology (Beijing) Co., Ltd. were acquired by the Company on October 18, 2000.

The Company offers content, advertising, e-commerce, and subscription services through its Internet portal sites, Sohu.com and Chinaren.com. The Company also provides e-technology solutions to corporate clients. The Company markets its products and services to clients primarily in the People’s Republic of China.

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes our methods of accounting for advertising revenue where multiple elements exist, allowance for doubtful accounts, and impairment of intangible assets are among the critical accounting policies which reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

Advertising revenues are derived principally from online advertising pursuant to short-term contracts normally less than twelve months. Online advertising includes banners, links, logos and buttons placed on the Company’s

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Web sites and sponsorship of a particular area of the Web sites. Contracts for advertising services are generally for a fixed payment over a contract period. For contracts where services are provided evenly over the period or where the Company is unable to reasonably determine the fair value of the individual services provided in multiple element contracts revenue is recognized on a straight-line basis over the contract period. For multiple element contracts where the Company is able to reasonably determine the fair value of the individual services provided, the contract value is allocated among specific services provided and revenue is recognized in the period the services are performed. In estimating the fair value of individual services provided, the Company makes estimates based on the value of similar services provided to our customers using average sell rates for the period. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2,710,000 net of allowance for doubtful accounts of $651,000 as of December 31, 2001. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowance may be required.

During the year ended December 31, 2001, the Company recorded an impairment charge of $17,676,000 to write off the remaining balance of identifiable intangibles and goodwill related to its acquisition of Chinaren, Inc. This was the result of the Company’s impairment assessment which was based upon expected gross cash flows over the assets’ estimated useful lives. If different judgments or estimates were utilized, material differences could have resulted in the amount and timing of the impairment charge.

(d)  Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

(e)  Long-term investments in marketable debt securities

The Company invests in certain marketable debt securities of high-quality corporate issuers. Investments in marketable debt securities with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company has both the intent and the ability to hold these marketable securities until maturity and has accordingly classified them as held-to-maturity investments which are reported at amortized cost as of the balance sheet date. As of December 31, 2001, the difference between the recorded cost and the fair value was not significant.

(f)  Fixed assets and depreciation

Fixed assets, comprising computer hardware, office furniture and equipment, and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years.

(g)  Intangible assets, net

Intangible assets, which include work force and goodwill arising from the acquisition of ChinaRen, Inc., were being amortized using the straight-line method over a period of two years from the October 18, 2000 acquisition date. The Company reviews long-lived assets based upon expected gross cash flows and will reserve for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As a result of the Company’s impairment assessment, in September 2001 the Company recorded an impairment charge of approximately $17.7 million to write off the remaining balance of identifiable intangibles and goodwill related to the acquisition of Chinaren, Inc.

(h)  Long-term loans to related parties

Long-term loans to related parties were made to an officer and two employees of the Company. As of December 31, 2001, $242,000 of the balance related to loans extended as a result of the Company’s transfer of certain assets to Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), a company owned

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by an officer and an employee of the Company. The Company expects that it will continue to be involved in and provide financial support to Beijing Sohu. Accordingly, to the extent losses are incurred by Beijing Sohu, the Company accrues for such losses by recording a valuation allowance against long-term loans to related parties.

Also included in the balance of long terms loans to related parties at December 31, 2001, was $1,573,000 related to loans extended to fund the officer’s and an employee’s equity interest in Beijing Century High-Tech Company, Ltd. (“High Century”), a company that was established in December 2001. As of December 31, 2001, these loans are carried at cost, which approximate the net assets of High Century.

(i)  Other assets, net

Other assets include computer software, capitalized Web site development costs and a long-term investment. Computer software includes purchases from unrelated third parties and software acquired in the ChinaRen, Inc. acquisition. The Company amortizes computer software over its estimated useful life of two or three years and amortizes Web site development costs over the estimated useful life of three years. Long-term investments are initially recorded at cost. The carrying value is reviewed and an impairment is recorded when events or changes in circumstances indicate the carrying amount may not be fully recoverable.

(j)  Foreign currency translation

Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Foreign currency transaction gains and losses were not material for any period presented.

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiaries in China is the Renminbi (‘‘RMB’’). Sales and purchase and other expense transactions are generally denominated in RMB. Accordingly, assets and liabilities of the China subsidiaries are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation, are recorded in a separate component of shareholders’ equity. Foreign currency translation adjustments are not material for any period presented and are included in Deferred Compensation and Other in the consolidated statement of shareholders equity for the years presented.

(k)  Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from both advertising and non-advertising sources.

i)  Advertising revenues

Advertising revenues are derived principally from online advertising pursuant to short-term contracts normally less than twelve months. Online advertising includes banners, links, logos and buttons placed on the Company’s Web sites and sponsorship of a particular area of the Web sites. Contracts for advertising services are generally for a fixed payment over a contract period. For contracts where services are provided evenly over the period or where the Company is unable to reasonably determine the fair value of the individual services provided in multiple element contracts, revenue is recognized on a straight-line basis over the contract period. For multiple element contracts where the Company is able to reasonably determine the fair value of the individual services provided, the contract value is allocated among specific services provided and revenue is recognized in the period the services are performed. In estimating the fair value of individual services provided, the Company makes estimates based on the value of similar services provided to our customers using average sell rates for the period. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Company obligations typically include guarantees of a minimum number of impressions or times that an advertisement appears in pages viewed by users. To the extent that minimum guaranteed impressions are not met within the contractual time period, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

Revenue from barter transactions will be recognized during the period in which the advertisements are displayed on the Company’s Web sites. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transactions can be reliably measured. The Company has not recorded any revenues from advertising barter transactions.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue represents payments made from customers prior to the recognition of revenue or the provision of services.

For all advertising services, revenue is only recognized provided that no significant Company obligations remain at the end of the period.

ii)  Non-advertising revenues

Non-advertising revenues are derived from e-commerce services, subscription fees and e-technology services. The Company evaluates its non-advertising revenues using the criteria outlined in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of service revenues or product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary obligor in a transaction, is subject to inventory and credit risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross as a principal. If the Company is not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as commissions earned.

E-commerce revenues are earned from direct sales of consumer products through the Company’s website. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Outbound shipping charges to customers of $82,000 are included in revenue for the year ended December 31, 2001.

Subscriptions revenues are generated from fee based services including short messaging and other Web-based products. Subscription revenues are recognized in the month in which the service is performed, provided that no significant Company obligations remain.

E-technology revenues from providing technology services and the sale of hardware are recognized on a completed contract basis, provided that no significant Company obligations remain.

(l)  Cost of revenues

i)  Advertising

Advertising cost of revenues consists of compensation and related overhead costs for employees, depreciation expenses, fees for bandwidth leasing charges, content and services. Royalties paid to content providers are expensed as incurred and included as cost of revenues. Contracts with content providers generally range from 3 to 12 months in duration and may be terminated by either party upon notice. Most contracts provide for a guaranteed minimum fee to be paid to the content provider over a specified period of time; such minimum fixed fees are charged to expense over the period in which content is received. In addition to minimum fixed fee arrangements, certain contracts require payments to content providers based on a stated percentage, generally ranging from 15% to 50%, of the related advertising revenues generated. Such payments are expensed as incurred and included as cost of revenues. During the years ended December 31, 2001, 2000, and 1999, cost of revenues includes $233,000, $288,000, and $94,000, respectively, for fixed fees under content provider agreements and $94,000, $118,000, and $24,000, respectively, for variable royalties paid to content providers based on revenues generated.

ii)  Non-advertising

E-commerce cost of revenue consists of the purchase price of consumer products sold by the Company and inbound and outbound shipping charges. Subscription cost of revenue consists of subscription collection charges and short message transmission fees paid to third party network operators. E-technology cost of revenue consists of employee compensation costs and related overhead, fees paid to third parties for design services and, where applicable, the cost of hardware and software.

(m)  Product development

Cost incurred in the enhancement of the Company’s Web site and the classification and organization of listings within Internet properties and enhancements to existing products are charged to product development expense as

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred. Material software development costs incurred during the application development stage, including the costs related to the development of the Company’s Web site, are capitalized as other assets once technological feasibility has been established. Web site development costs are amortized over three years. During the year ended December 31, 1999, capitalized Web site development costs were $131,000. No Web site development costs were capitalized during the years ended December 31, 2001 and 2000.

(n)  Advertising expense

Advertising expenses are charged to the income statement when incurred. Included in sales and marketing expenses are advertising costs of $2,208,000, $4,877,000, and $597,000 for each of three years ended December 31, 2001, 2000, and 1999, respectively.

(o)  Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with APB No. 25, ‘‘Accounting for Stock Issued to Employees” (‘‘APB No. 25’’), and complies with the disclosure provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’). In general, compensation cost under APB No. 25 is recognized based on the difference, if any, between the estimated fair value of the Company’s common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Total compensation cost as determined at the date of option grant is recorded in Shareholders’ Equity as Additional Paid-in-Capital with an offsetting entry to Deferred Compensation. Deferred Compensation is amortized on an accelerated basis and charged to expense in accordance with FASB Interpretation No. 28 (“FIN 28”) over the vesting period of the underlying options, generally ranging from one to four years.

(p)  Income taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. As the Company has incurred losses since inception, no provision for income taxes has been made.

(q)  Net loss per share

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

(r)  Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, the difference between comprehensive loss and net loss is attributable to foreign currency translation gain/(loss) of $7,000, ($1,000), and ($1,000) for the years ended December 31, 2001, 2000, and 1999, respectively. Accordingly, comprehensive loss did not differ materially from net loss for the periods presented.

(s)  Stock split

The Company’s Board of Directors declared and effected a 2.6-for-one stock split and a five-for-one stock split of the issued and outstanding common stock and preferred stock on June 22, 2000 and October 15, 1999, respectively. All shares and per share amounts have been retroactively adjusted to reflect these stock splits.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(t)  Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

(u)  Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The Company does not believe that the adoption of SFAS No. 141 and No. 142 will have a significant impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which addresses financial accounting and reporting for the recognition and measurement of impairment of long-lived assets and for the measurement of the disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121. The Company does not believe the adoption of SFAS 144 will have a significant impact on its financial statements.

3.    Acquisition of ChinaRen, Inc.

On October 18, 2000, the Company acquired ChinaRen, Inc. (“ChinaRen”), a company incorporated in California, and Sandhill Information Technology (Beijing) Co., Ltd., ChinaRen’s wholly owned China incorporated subsidiary, for total consideration of approximately $33,016,000, comprising 4,401,500 shares of Sohu common stock valued at $31,581,000, stock options granted to ChinaRen employees to purchase 221,002 shares of Sohu common stock valued at $541,000, and other acquisition costs aggregating approximately $894,000. The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements.

The allocation of the purchase price is as follows (in thousands):

Current assets	$1, 610
Fixed assets	1,954
Other assets	414
Assembled workforce	392
Goodwill	33,226
Liabilities assumed	(4,580)

$33,016

The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Identifiable intangible assets and goodwill associated with the acquisition were originally amortized over their expected useful lives of two years.

The Company performed an impairment assessment of the identifiable intangibles and goodwill associated with the acquisition of ChinaRen, Inc. The assessment was performed primarily due to an overall decline in industry growth rates, negative industry and economic trends, and the sustained decline in the Company’s stock price which has resulted in the Company’s market capitalization falling below net book value. As a result of the Company’s impairment assessment, during the year ended December 31, 2001 the Company recorded an impairment charge of approximately $17,676,000 to write off certain identifiable intangibles and goodwill. The charge was based upon the estimated discounted cash flows over the remaining useful life of the identifiable intangibles and goodwill. The assumptions supporting the cash flows and the discount rate were determined using the Company’s best estimates as of such date.

The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 2000 and 1999, as if the acquisition had occurred on January 1, 1999, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1999, and may not be indicative of future operating results.

	Year Ended December 31,
	2000	1999
	(Unaudited, in thousands)
Net Revenue	$6,114	$1,617
Operating loss	$(45,761)	$(21,393)
Net loss attributable to common stockholders	$(51,141)	$(22,299)

4.    Stockholder Rights Plan

In July 2001, the Company adopted a stockholder rights plan (the “Plan”). The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company’s stockholders. In general, the Plan vests stockholders of Sohu with rights to purchase preferred stock of the Company at a substantial discount to those securities’ fair market value upon a person or group acquiring without the approval of the Board of Directors more than 20% of the outstanding shares of common stock of the Company. Any person or group who triggers the purchase right distribution becomes ineligible to participate in the Plan, causing substantial dilution of such person or group’s holdings. The rights will expire on July 25, 2011.

5.    Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable and investments in long-term marketable debt securities. As of December 31, 2001, substantially all of the Company’s cash and cash equivalents were held in two financial institutions; one institution is a federally insured financial institution located in the United States and the second institution is located in the People’s Republic of China. At various times, the Company maintains cash balances in excess of United States federally insured limits or in institutions in the People’s Republic of China. Accounts receivable are typically unsecured, denominated in Chinese RMB, and are derived from revenues earned from customers primarily located in the People’s Republic of China. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations. Investments in long-term marketable debt securities consist of marketable debt securities in high-quality corporate issuers. As of December 31, 2001, the difference between the recorded cost and the fair market value was not significant.

The Company’s client base is limited. Revenues from its five largest customers represented 20%, 19%, and 34% of total advertising revenues for the years ended December 31, 2001, 2000, and 1999, respectively. These same five customers represent 5% and 15% of accounts receivable as of December 31, 2001 and 2000, respectively.

The Company’s sales and purchase and expense transactions are generally denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the Bank of China. Remittances in currencies other than RMB by the Company’s subsidiary in China must be processed through the Bank of China or other PRC foreign exchange regulatory bodies and require certain supporting documentation in order to effect the remittance.

The Company faces certain macro-economic and regulatory risks and uncertainties relating to the Company’s China operations (see Note 14).

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Balance Sheet Components (in thousands)

	December 31, 2001	December 31, 2000
Accounts receivable, net
Accounts receivable	$3,361	$2,553
Less: Allowance for doubtful accounts	(651)	(461)

	$2,710	$2,092

Fixed assets, net
Computer equipment	$11,988	$8,037
Office furniture and equipment	290	290
Leasehold improvements	531	461

	12,809	8,788
Accumulated depreciation	(4,856)	(1,384)

	$7,953	$7,404

Other assets, net
Computer software	$1,919	$1,144
Website development costs	131	131
Accumulated amortization	(992)	(233)

	$1,058	$1,042
Others	18	496

	1,076	1,538

Accrued liabilities and deferred revenues
Accrued liabilities to suppliers	$800	$—
Compensation and benefits	676	782
Deferred revenues	462	1,147
Professional services	243	725
Others	622	658

	$2,803	$3,312

7.    China Contribution Plan and Profit Appropriation

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During 2001, 2000, and 1999, the Company contributed a total of $799,000, $1,047,000, and $470,000, respectively, to these funds.

Pursuant to the laws applicable to China’s Foreign Investment Enterprises, the Company’s subsidiary in China must make appropriations from after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP); the other fund appropriations are at the Company’s discretion. Since the Company’s PRC subsidiaries under PRC GAAP are in a loss position, no appropriations have been made to the general reserve fund.

8.    Borrowings

In March 2000, the Company entered into a $2,899,000 short-term loan agreement with a PRC financial institution. The loan was denominated in Renminbi and bore annual interest at 6.14%. This loan was repaid in April 2000.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Series B and Series B-1 Mandatorily Redeemable Convertible Preferred Stock

Prior to the initial public offering and at December 31, 1999, there were 5,400,733 shares of Series B and Series B-1 Mandatorily Redeemable Convertible Preferred Stock (‘‘Series B Preferred Stock’’) authorized, issued, and outstanding. The following table sets forth the activity related to the Series B Preferred Stock (in thousands except share data):

	Series B		Series B-1		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999	4,521,166	2,370	879,567	461	5,400,733	2,831
Accretion to estimated redemption value	—	205	—	40	—	245
Conversion to Common Stock	(4,521,166)	(2,575)	(879,567)	(501)	(5,400,733)	(3,076)

Balance at December 31, 2000	—	—	—	—	—	—

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

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series B Preferred Stock would have been entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Series A Preferred Stock, an amount equal to $0.3979 per share of Series B Preferred Stock, plus declared but unpaid dividends. After the liquidation preference of the holders of the Series B Preferred Stock had been satisfied, the holders of the Series A Preferred Stock would have been entitled to receive an amount equal to $0.0769 per share, plus declared but unpaid dividends. After setting apart or paying in full the preferential amounts due to the holders of Series B Preferred Stock and Series A Preferred Stock as noted above, the holders of the Series B Preferred Stock would have been entitled to receive an amount equal to $0.1990 per share, plus declared but unpaid dividends. Had the Company’s legally available assets be insufficient to satisfy the liquidation preferences, the entire amount of assets would have been distributed ratably to the holders of Series B Preferred Stock.

Conversion

Each share of Series B-1 Preferred Stock was convertible, at the option of the holder commencing from the date of issuance, into shares of Common Stock on a share for share basis.

In conjunction with the Company’s initial public offering in July 2000, all 879,567 shares of Series B-1 Preferred Stock were converted into 879,567 shares of Common Stock on a share for share basis, and all 4,521,166 shares of Series B Preferred Stock were converted into 7,535,276 shares of Common Stock on a basis of one share Series B Preferred Stock for 1.6667 shares of Common Stock.

Redemption

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the conversion into Common Stock, the Series B Preferred Stock was being accreted to its estimated redemption value through charges to retained earnings; such charges totaled $245,000 and $467,000 for the years ended December 31, 2000 and 1999, respectively.

Warrants

In connection with the issuance of the Company’s Series B Preferred Stock in 1998, the Company granted an option to purchase 6,279 shares of the Company’s Series B Preferred Stock at an exercise price of $0.398 per share. This option was exercised in 1999 and converted into Common Stock on a basis of one share of Series B Preferred Stock for 1.6667 shares of Common Stock.

10.    Series C Mandatorily Redeemable Convertible Preferred Stock

Prior to the initial public offering and at December 31, 1999, there were 4,807,101 shares of Series C Mandatorily Redeemable Convertible Preferred Stock (‘‘Series C Preferred Stock’’) authorized, and 3,846,718 issued and outstanding.

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

Conversion

Each share of Series C Preferred Stock was convertible, at the option of the holder commencing from the date of issuance, into shares of Common Stock on a share for share basis. In conjunction with the Company’s initial public offering in July 2000, all 3,846,718 shares of Series C Preferred Stock were converted into Common Stock on a share for share basis.

Redemption

Prior to the conversion into Common Stock, the Series C Preferred Stock was being accreted to its estimated redemption value through charges to retained earnings; such charges totaled $736,000 and $450,000 for the years ended December 31, 2000 and 1999. The redemption rights of the Series C Preferred Stock were subordinate to the Series B Preferred Stock.

11.    Series D Mandatorily Redeemable Convertible Preferred Stock

In January and February 2000, the Company entered into a Series D Preferred Stock Purchase Agreement, whereby the Company authorized and issued 2,021,989 shares of the Company’s Series D Mandatorily

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redeemable Convertible Preferred Stock (‘‘Series D Preferred Stock’’) at an issue price of $14.837 per share.

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

Conversion

Each share of Series D Preferred Stock was convertible, at the option of the holder commencing from the date of issuance, into shares of Common Stock on a share for share basis. In conjunction with the Company’s initial public offering in July 2000, all 2,021,989 shares of Series D Preferred Stock were converted into 2,021,989 shares of Common Stock.

Redemption

Prior to the conversion into Common Stock, the Series D Preferred Stock was being accreted to its estimated redemption value through charges to retained earnings; such charges totaled $2,933,000 for the year ended December 31, 2000. The redemption rights of the Series D Preferred Stock were subordinate to the Series C Preferred Stock.

Advertising contracts

During the first quarter of 2000, two persons who were purchasers of Series D Preferred Stock committed to each purchase $1,500,000 of advertising and technical services and one person who was a purchaser of Series D Preferred Stock committed to purchase $6,000,000 of advertising and technical services from the Company in 2000, 2001 and 2002. The detailed description of specific services to be provided under the agreements will be decided over the term of the contracts, with the individual fees for specific services to be set at rates consistent with those charged to the Company’s most preferred customers. The contracts are generally terminable by either the Company or the customer where the counter party has breached the contract and where the breach is not satisfactorily cured within a specified period of time. In addition, one of the advertising contracts is terminable at the discretion of the customer during the second and third year of the contract if the Company’s Web site is not ranked within the top five Web sites in China based on the level of average monthly impressions.

During the year ended December 31, 2000, the Company recognized revenue of $433,000 under one of the $1,500,000 advertising contracts. The remaining services and payments of $1,067,000 pursuant to this contract were cancelled in December 2000. During the year ended December 31, 1999, the Company provided advertising services of $178,000 to this purchaser of the Series D Preferred Stock. The Company has not performed services, recognized revenue, or received payments under any of the other advertising contracts with the purchasers of the Series D Preferred Stock and is uncertain whether payments will be received and services provided.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 20, 2001, the Company, Dr. Charles Zhang, and two affiliates of one of the Company’s stockholders agreed to cancel Dr. Charles Zhang’s July 2000 agreement to procure Sohu to purchase $6 million of services from one such affiliate and to cancel a contract which requires the other affiliate to purchase an aggregate of $6 million of advertising and technical services from the Company in 2000, 2001 and 2002.

12.    Series A Preferred Stock

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

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A Preferred Stock would have been entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Common Stock or to the holders of the Series B, B-1 and C Preferred Stock after the satisfaction of the liquidation preference indicated in Notes 9 and 10 above, an amount equal to $0.077 per share, plus declared but unpaid dividends.

Conversion

In conjunction with the Company’s initial public offering in July 2000, all 2,925,000 shares of Series A Preferred Stock were converted into 2,925,000 shares of Common Stock on a share for share basis.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Segment Information

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in four principal business segments. The Company does not allocate any operating costs or assets to its three non-advertising segments as management does not use this information to measure the performance of the operating segments.

Summarized information by segment for 2001, 2000, and 1999, as excerpted from the internal management reports, is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Revenues:
Advertising	9,245	5,844	1,617
Non-advertising:
E-commerce	1,703	—	—
Subscription	1,252	109	—
E-technology and other	800	—	—

Subtotal of non-advertising revenues	3,755	109	—

Total of revenues	13,000	5,953	1,617

Cost of revenues:
Advertising	6,644	5,548	1,589
Non-advertising:
E-commerce	1,529	—	—
Subscription	587	81	—
E-technology and other	653	—	—

Subtotal of non-advertising cost of revenues	2,769	81	—

Total of cost of revenues	9,413	5,629	1,589

Gross profit	3,587	324	28

14.    Commitments and Contingencies

In July 2000, Dr. Charles Zhang, the Company’s founder, President and Chief Executive Officer, agreed with an affiliate of one of the Company’s Series D Preferred stockholders, to procure Sohu.com Inc. to purchase within a period of three years not less than $6.0 million of services, including but not limited to, broadband, Web distribution, advertising, consultancy services and such other services, from its affiliated group companies at their then current fees and charges. As of December 31, 2001, no purchases or payments had been made under this agreement. On April 20, 2001, the Company, Dr. Charles Zhang, and two affiliates of one of the Company’s stockholders agreed to cancel Dr. Charles Zhang’s July 2000 agreement to procure Sohu to purchase $6 million of services from one such affiliate and to cancel a contract which requires the other affiliate to purchase an aggregate of $6 million of advertising and technical services from the Company in 2000, 2001 and 2002.

As of December 31, 2001, the Company had future minimum rental lease payments of $567,000, $461,000, and $461,000 for the years ended December 31, 2002, 2003 and 2004, respectively, under non-cancelable operating leases. The Company recognized $698,000, $642,000, and $205,000 of rent expense for the years ended December 31, 2001, 2000, and 1999, respectively.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, to conduct advertising, e-commerce and subscription services in the People’s Republic of China. Though the People’s Republic of China has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear regarding in what specific segments of these industries foreign owned entities, like the

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the People’s Republic of China.

15.    Related Party Transactions

(a)  Transactions with Shareholders

In connection with a warrant issued by the Company on October 18, 1999 for the purchase of 212,675 shares of common stock at an exercise price of $2.351 per share, one of the Company’s shareholders arranged for certain of its affiliates to provide certain professional and managerial services to the Company. The estimated fair value of such services of approximately $60,000 for the year ended December 31, 1999 was determined by the Company by reference to salaries paid to comparable employees and has been charged to expense and credited to additional paid-in capital. The warrant has not been exercised and expired on October 18, 2001.

Pursuant to a one-year agreement that commenced in December 1999, the Company provided a link from its Web site to the Web site of a shareholder. In addition, the shareholder provided Internet content on an updated daily basis to the Company’s business channel. The link allowed for certain news and other informational content to be made available to users of the Company’s Internet portal site, with revenues generated from advertising placed in conjunction with the service to be allocated between both parties on a contractually agreed basis. For the years ended December 31, 2000 and 1999, the Company recognized expense of $113,000 and $16,000, respectively, as a result of this collaborative arrangement.

During the years ended 2001, 2000 and 1999 the Company purchased advertising of $862,000, $1,943,000 and $365,000 respectively, from a company controlled by one of its shareholders.

During the year ended December 31, 1999, the Company borrowed $1,500,000 through the issuance of a convertible promissory note to a preferred shareholder. The note bore interest at an annual rate of 4.79%. During the year ended December 31, 1999, the Company recognized interest expense of $14,000. The entire principal amount of the note plus accrued interest was converted automatically into Series C Preferred Stock upon the issuance of Series C Preferred Stock in October 1999.

(b)  Transactions with Officers and Employees of the Company to finance investments in Affiliated Companies

The Company has entered into the following arrangements with Dr. Charles Zhang, the Company’s Chief Executive Officer and a major Sohu shareholder, and certain employees of the Company to satisfy PRC regulations which prohibit foreign companies from owning or operating telecommunications, internet content and certain other businesses in China. The Company expects that it will continue to be involved in and provide additional financial support under similar arrangements in the future.

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu Online Network Information Services, Ltd. (‘‘Beijing Sohu’’), a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000.

Pursuant to the agreements with Beijing Sohu and the shareholders of Beijing Sohu, certain operations related to the Company’s online content were transferred to Beijing Sohu in order to allow Beijing Sohu to develop and provide content to the Company for a monthly service fee, which will be subject to periodic adjustment as agreed between the parties. During the years ended December 31, 2001 and 2000, the Company paid $181,000 and $145,000, respectively, in such service fees. In 2001, because of PRC regulations which prohibit foreign companies from operating in the telecommunications industry, Beijing Sohu contracted with network operators on behalf of the Company its total subscription revenues of $1,252,000. At December 31, 2001 prepaid and other current assets included accounts receivable from Beijing Sohu of $505,000, primarily related to subscription revenues ultimately due from third party network operators.

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 in Beijing Century High-Tech Company Limited (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company is required to extend total loans amounting to $4,595,000 of which $3,676,000 and $919,000 would be loaned to Charles Zhang and Li Wei, respectively. As of December 31, 2001, the Company had remitted $1,330,000 and $242,000 to Dr. Charles Zhang and Li Wei, respectively. In January and February 2002, the Company loaned an additional $1,200,000 to Dr. Charles Zhang and $677,000 to Li Wei under the Century Loan Agreement for purposes of increasing their equity investments in High Century to $3,449,000. In March 2002, the Company approved High Century’s committing $3,100,000 for investment in a PRC joint venture.

The Century Loan Agreement, which is subject to PRC law, includes provisions that (i) the loans can only be repaid to the Company by transferring the shares of High Century to the Company, (ii) the shares of High Century cannot be transferred without the approval of the Company, and (iii) the Company has the right to appoint all directors and senior management personnel of High Century. Charles Zhang and Li Wei have pledged all of their shares in High Century as collateral for the loans and the loans bear no interest and are due on demand after November 2003 or at such time as Dr. Charles Zhang or Li Wei, as the case may be, is not an employee of the Company. The Company does not intend to request repayment of the loans as long as PRC regulations prohibit the Company from directly investing in businesses being undertaken by High Century. These loans are included in long-term loans to related parties.

As of December 31, 2001, payable to related party includes $1,208,000 payable to High Century for amounts borrowed by the Company from High Century. The entire payable was remitted by the Company to High Century in January 2002.

PRC regulations currently restrict the Company from holding direct equity interests in Beijing Sohu and High Century; therefore, the financial statements of these entities are not consolidated with those of the Company. As the shareholders of these entities are also officers and shareholders of the Company, these entities are related parties and, thus, transactions with these entities are disclosed in accordance with SFAS 57, “Related Party Disclosures.” The Company expects that it will continue to be involved in and provide financial support to these entities.

(c)  Transactions with investees

In December 2000 the Company received $962,000 of cash from an investee under an agreement with that investee to provide technical and advertising services to the investee or its affiliates in 2001. During the year ended December 31, 2001, the Company recognized advertising revenues of $962,000 under this agreement.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Income Taxes

The Company is subject to taxes in the United States, the People’s Republic of China, and Hong Kong. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the ‘‘PRC Income Tax Law’’). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to income tax at a statutory rate of 33% (30% State income tax plus 3% local income tax) on PRC taxable income. The Company is in a loss position in all jurisdictions. No provision or benefit for income taxes have been provided in any periods. The following is the reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2001	2000
U.S. federal statutory rate:	(34%)	(34%)
Foreign tax difference from U.S. rate	0%	1%
Permanent book-tax differences	24%	12%
Change in valuation allowance for deferred tax assets	10%	21%

	0%	0%

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2001	2000
Deferred tax assets:
Net operating loss carrying forwards	$12,971	$11,358
Investment reserve	340	170
Others	739	215

Total deferred tax assets	14,050	11,743
Valuation allowance	(14,050)	(11,515)

	—	228
Deferred tax liabilities:
Capitalized expenses	—	(228)

	$—	$—

The Company has provided a full valuation allowance against net deferred tax assets due to the uncertainty surrounding their realization.

As of December 31, 2001, the Company had federal net operating loss (‘‘NOL’’) and Chinese NOL of approximately $18,275,000 and $38,368,000, respectively, available to offset future federal and Chinese income tax liabilities, respectively. The U.S. NOL will expire from 2012 to 2022 and the Chinese NOL will expire from 2003 to 2007.

18.    Financial Instruments

The carrying amount of the Company’s cash and cash equivalents approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximated their market values based on their short-term maturities. As of December 31, 2001, the difference between the carrying amount of long-term investments and their fair market value was not significant.

19.    Stock Options

The Company has adopted a stock option plan which provides for the issuance of up to 7,000,000 shares of common stock. The stock option plan allows for the grant of options qualifying as “incentive stock options” under Section 422 of the U.S. Internal Revenue Code of 1986 and non-qualified stock options, which do not so qualify.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock option activity:

	Year Ended December 31,
	2001		2000		1999
	Options Outstanding	Weighted Average Exercise Price ($)	Options Outstanding	Weighted Average Exercise Price ($)	Options Outstanding	Weighted Average Exercise Price ($)
Outstanding at beginning of period	2,739,474	$5.54	1,028,682	$2.30	210,444	$0.04
Granted	3,869,876	0.87	2,072,668	7.37	952,377	2.48
Exercised	—	—	—	—	(120,250)	0.04
Canceled	(1,631,277)	3.98	(361,876)	6.79	(13,889)	0.38

Outstanding at end of period	4,978,073	$2.42	2,739,474	$5.54	1,028,682	$2.30

Exercisable at end of Period	1,319,321	$3.73	692,669	$2.19	248,238	$0.76

	Options Outstanding at December 31, 2001			Options Exercisable at December 31, 2001
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.04–$0.38	215,644	6.36	$0.24	208,006	$0.23
$0.86–$0.95	3,080,090	9.23	$0.87	212,196	$0.86
$1.81–$4.12	963,349	8.15	$3.22	526,790	$3.19
$5.77–$7.28	450,062	8.54	$6.07	258,995	$5.97
$13.00	268,928	8.41	$13.00	113,334	$13.00

	4,978,073			1,319,321

Stock-based compensation.    In connection with certain stock option grants during the years ended December 31, 2001, 2000, and 1999, the Company recognized deferred stock compensation totaling $63,000, $768,000, and $67,000, respectively, which is being amortized over the vesting periods of the related options, which generally range from two to four years. Compensation expense recognized during the years ended December 31, 2001, 2000, and 1999 totaled $63,000, $629,000, and $46,000, respectively.

Minimum value disclosures.    The Company calculated the minimum value of stock option grants on the date of grant using the Black-Scholes pricing method with the following assumptions:

Year Ended December 31,
	2001	2000
Risk-free interest rate	2-6.4%	5.37-6.4%
Expected life (years)	1-4	1-4
Expected dividend yield	—	—
Volatility	0-96%	0-75%
Fair value of options at grant date	$0.03-$6.56	$0.03-$6.56

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the stock option awards as prescribed by SFAS No. 123, the Company’s net loss per share would have resulted in the pro forma amounts disclosed below (in thousands except per share data):

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2001	2000	1999
Net loss attributable to common shareholders:
As reported	$(43,587)	$(23,150)	$(4,366)
Pro forma	$(45,292)	$(24,197)	$(4,411)
Net loss per share, basic and diluted:
As reported	$(1.22)	$(1.14)	$(0.47)
Pro forma	$(1.27)	$(1.19)	$(0.47)

The effects of applying SFAS No. 123 methodology in this pro forma disclosure may not be indicative of future amounts. Additional stock option awards in future years are expected.

On January 31, 2002, the Board of Directors approved grants of options, pursuant to the Company’s 2000 Stock Incentive Plan, to purchase an aggregate of 1,395,578 shares of Sohu common stock, at an exercise price of $1.07 per share, except for the options issued to Dr. Charles Zhang which have an exercise price of $1.18.

20.    Net Loss Per Share

Net loss per share.    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net loss	$(43,587)	$(19,236)	$(3,449)
Accretion of Series B, C and D Mandatorily Redeemable Preferred Stock to redemption value	—	(3,914)	(917)

Net loss attributable to common stockholders	$(43,587)	$(23,150)	$(4,366)

Denominator:
Shares used in computing basic and diluted net loss per share	35,626	20,286	9,328

Basic and diluted net loss per share attributable to common shareholders	$(1.22)	$(1.14)	$(0.47)

Antidilutive securities including options not included in net loss per share calculation	231	9,957	12,820

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:    March 15, 2001

SOHU.COM INC.

By:	/S/ DEREK PALASCHUK
Derek Palaschuk Chief Financial Officer and Senior Vice President

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles Zhang and Derek Palaschuk, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 15, 2001
/S/ DEREK PALASCHUK Derek Palaschuk	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 15, 2001
/s/ EDWARD B. ROBERTS Edward B. Roberts	Director	March 15, 2001
/s/ JAMES MCGREGOR James McGregor	Director	March 15, 2001
/s/ GEORGE CHANG George Chang	Director	March 15, 2001
/s/ THOMAS GURNEE Thomas Gurnee	Director	March 15, 2001

II-1

EXHIBIT INDEX

Exhibit No.	Description
****3.1	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.
***3.2	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.
******4.1	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent
*****10.1	2000 Stock Incentive Plan, as amended.
*10.2	Form of Stock Option Agreement.
*10.3	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.
*10.4	English Translation of Form of Employment Agreement for Employees of Beijing ITC.
*10.5	Second Amended and Restated Stockholders’ Voting Agreement.
*10.6	Third Amended and Restated Investor Rights Agreement.
*10.7	Technical Services Agreement between Hikari Tsushin, Inc. and Sohu ITC Information Technology (Beijing) Co. Ltd.
*10.8	Technical Services Agreement between Legend (Beijing) Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.
*10.9	Technical Services Agreement between PCCW International Marketing Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.
*10.10	Assets and Business Restructuring Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services, Ltd.
*10.11	Cooperation Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services Ltd.
*10.12	Option Agreement among Sohu ITC Information Technology (Beijing) Co. Ltd. and Charles Zhang and Jinmei He.
*10.13	Loan Agreement between Sohu.com Inc. and Charles Zhang
*10.14	Loan Agreement between Sohu.com and Jinmei He.
**10.15	Interim Loan Agreement, dated as of September 20, 2000, among Sohu.com Inc., as lender, ChinaRen, Inc. as Borrower, and Joseph Chen, Nick Yang and Yunfan Zhou, as pledgors.
**10.16	Agreement and Plan of Merger among Sohu.com Inc., Alpha Sub Inc. and ChinaRen, Inc. dated as of September 13, 2000.
*****10.17	Agreement, dated as of July 12, 2000 between Charles Zhang and Pacific Century Cyberworks.
10.18	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei
*****21.1	Subsidiaries of the registrant.
23.1	Consent of PricewaterhouseCoopers (filed herewith).
24.1	Power of Attorney (included in signature page to this Form 10-K)

*	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).

**	Incorporated herein by reference to the registrant’s Report on Form 8-K filed on September 28, 2000.

***	Incorporated herein by reference to the registrant’s Report on Form 8-K filed on November 2, 2000.

****	Incorporated herein by reference to the registrant’s Report on Form 10-Q filed on November 14, 2000.

*****	Incorporated herein by reference to the registrant’s Report on Form 10-K filed on March 19, 2001.

******	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.