Form 10-Q
period 2002-03-31
SOHU COM INC
filed 2002-05-14
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER 0-30961

SOHU.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0204667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 1519, Tower 2
Bright China Chang An Building
7 Jianguomen Nei Avenue
Beijing 100005
People’s Republic of China
86-10-6510-2160
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2002
Common stock, $.001 par value	35,625,716

SOHU.COM INC

PART I—FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands of US Dollars)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$21,568	$29,263
Accounts receivable, net	2,771	2,710
Prepaid and other current assets	1,842	2,168

Total current assets	26,181	34,141
Fixed assets, net	7,936	7,953
Long-term investments in marketable debt securities	21,931	16,973
Long-term loans to related parties	3,695	1,815
Other assets, net	896	1,076

	$60,639	61,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$763	$366
Payable to related parties	1,377	1,208
Accrued liabilities and deferred revenues	3,133	2,803

Total current liabilities	5,273	4,377
Commitments and contingencies
Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400,000 authorized, 35,625,716 shares issued and outstanding at March 31, 2002 and December 31, 2001)	36	36
Additional paid-in capital	129,778	129,852
Deferred compensation and other	(88)	(156)
Accumulated deficit	(74,360)	(72,151)

Total shareholders’ equity	55,366	57,581

	$60,639	$61,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of US Dollars except per share data)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Advertising	$2,511	$2,087
Non-advertising	2,020	366

Total revenues	4,531	2,453
Cost of revenues:
Advertising	1,463	1,851
Non-advertising	1,448	297

Total cost of revenue	2,911	2,148
Gross profit	1,620	305
Operating expenses:
Product development	1,175	1,638
Sales and marketing	2,015	2,476
General and administrative	967	1,253
Amortization of intangibles	—	4,203

Total operating expenses	4,157	9,570
Operating loss	(2,537)	(9,265)
Other non-operating income	22	—
Interest income	306	799

Net loss	$(2,209)	$(8,466)

Basic and diluted net loss per share	$(0.06)	$(0.24)

Shares used in computing basic and diluted net loss per share	35,626	35,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of US Dollars)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$(2,209)	$(8,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of other assets	1,183	971
Provision for allowance for doubtful accounts	141	101
Stock-based compensation expense	(6)	21
Amortization of intangible assets	—	4,203
Changes in assets and liabilities:
Accounts receivable	(202)	(23)
Prepaid and other current assets	326	286
Accounts payable	397	(887)
Payable to related parties	169	—
Accrued liabilities and deferred revenues	330	75

Net cash provided by/(used in) operating activities	129	(3,719)
Cash flows from investing activities:
Long-term investments in marketable debt securities	(4,958)	—
Acquisition of fixed assets	(967)	(914)
Long-term loans to related parties	(1,880)	—
Acquisition of other assets	(9)	(378)

Net cash used in investing activities	(7,823)	(1,292)
Net decrease in cash and cash equivalents	(7,695)	(5,011)
Cash and cash equivalents at beginning of period	29,263	62,593

Cash and cash equivalents at end of period	$21,568	$57,582

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

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.    Segment Information

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in four principal business segments. The Company does not allocate any operating costs or assets to its three non-advertising segments or website operation costs to non-advertising cost of revenues as management does not use this information to measure the performance of the operating segments.

Summarized information by segment for the three months ended March 31, 2002 and 2001, as excerpted from the internal management reports, is as follows (in thousands):

	Three Months Ended Mar. 31,
	2002	2001
Revenues:
Advertising	2,511	2,087
Non-advertising:
E-commerce	1,028	104
Subscription	889	42
E-technology and other	103	220

Subtotal of non-advertising revenues	2,020	366

Total of revenues	4,531	2,453

Cost of revenues:
Advertising	1,464	1,851
Non-advertising:
E-commerce	905	95
Subscription	366	26
E-technology and other	177	176

Subtotal of non-advertising cost of revenues	1,448	297

Total of cost of revenues	2,912	2,148

Gross profit	1,619	305

3.    Net Loss Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net loss per share to the extent such shares are dilutive. The diluted net loss per share is the same as the basic net loss per share for all periods presented as all common equivalent shares have the effect of reducing the net loss per share and thus have not been included.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Related Party Transactions

The Company has entered into the following arrangements with Dr. Charles Zhang, the Company’s Chief Executive Officer and a major Sohu shareholder, and certain employees of the Company to satisfy People’s Republic of China (“PRC”) regulations which prohibit or restrict foreign companies from owning or operating telecommunications, internet content, financial services and certain other businesses in China. The Company expects that it will continue to be involved in and provide additional financial support under similar arrangements in the future.

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

Pursuant to the agreements with Beijing Sohu and the shareholders of Beijing Sohu, certain operations related to the Company’s online content were transferred to Beijing Sohu in order to allow Beijing Sohu to develop and provide content to the Company for a monthly service fee, which will be subject to periodic adjustment as agreed between the parties. During the three months ended March 31, 2002 and 2001, the Company paid $36,000 and $72,000, respectively, in such service fees. Because of PRC regulations which prohibit foreign companies from operating in the telecommunications industry, Beijing Sohu contracted with network operators on behalf of the Company its total subscription revenues of $889,000 and $42,000 during the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, accounts receivable included receivables from Beijing Sohu of $557,000, primarily related to subscription revenues ultimately due from third party network operators. Beijing Sohu issued on behalf on the Company for e-commerce sales of $300,000 and $0, respectively, during the three months ended March 31, 2002 and 2001.

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in Beijing Century High-Tech Company Limited (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company is required to extend total loans amounting to $4,595,000 of which $3,676,000 and $919,000 would be loaned to Charles Zhang and Li Wei, respectively.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents 20% interest of Hengda, with High Century holding the remaining 80% interest.

During the first quarter of 2002, the Company remitted $1,200,000 to Dr. Charles Zhang and $677,000 to Li Wei, respectively. As of March 31, 2002, the Company had remitted $2,533,000 and $677,000 to Dr. Charles Zhang and Li Wei, respectively, under the Century Loan Agreement and Hengda Loan Agreement.

The Century Loan Agreement and Hengda Loan Agreement, which are subject to PRC law, include provisions that (i) the loans can only be repaid to the Company by transferring the shares of High Century or Hengda to the Company, (ii) the shares of High Century or Hengda cannot be transferred without the approval of the Company, and (iii) the Company has the right to appoint all directors and senior management personnel of High Century and Hengda. Charles Zhang and Li Wei have pledged all of their shares in High Century and Hengda as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, and January 2003, in the case of Hengda, or at such time as Dr. Charles Zhang or Li Wei, as the case may be, is not an employee of the Company. The Company does not intend to request repayment of the loans as long as PRC regulations prohibit the Company from directly investing in businesses being undertaken by High Century and Hengda. These loans are included in long-term loans to related parties.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, High Century entered into a joint venture agreement with a PRC company whereby High Century will invest $3,100,000 for a 51% equity interest and joint control in Sohu-Guolian Information Technology Co., Ltd., a company to be incorporated in the PRC. The joint venture will be engaged in providing technical services to the financial services industry and online securities trading in the PRC. In April 2002, High Century funded its $3,100,000 investment in Sohu-Guolian Information Technology Co., Ltd.

As of March 31, 2002, payable to related parties included $230,000 and $1,147,000 payable to High Century and Hengda, respectively, for amounts borrowed by the Company from High Century and Hengda. The total payable to related parties of $1,377,000 was remitted by the Company to High Century and Hengda in April 2002.

PRC regulations currently restrict the Company from holding direct equity interests in Beijing Sohu, High Century and Hengda; therefore, the financial statements of these entities are not consolidated with those of the Company. As the shareholders of these entities are also officers and shareholders of the Company, these entities are related parties and, thus, transactions with these entities are disclosed in accordance with SFAS 57, “Related Party Disclosures.” The Company expects that it will continue to be involved in and provide financial support to these entities.

5.    Commitments and Contingencies

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

6.    Reclassifications

Certain amounts from prior periods have been reclassified to conform with current period presentation.

7.    Subsequent Event

In April 2002, the Board of Directors approved grants of options, pursuant to the Company’s 2000 Stock Incentive Plan, to purchase an aggregate of 328,407 shares of Sohu Common Stock, at an exercise price of $0.98 per share.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and”Sohu.com” are to Sohu.com Inc., our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Sandhill Information Technology (Beijing) Co., Ltd. (or Beijing Sandhill), and our affiliates Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), and Sohu-Guolian Information Technology Co., Ltd. (or Sohu-Guolian) and these references should be interpreted accordingly. Except where the context requires otherwise, these references include all of our subsidiaries. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We are a leading Internet portal in China in terms of brand recognition, page views and registered users. Our portal consists of sophisticated Chinese language Web navigational and search capabilities, 15 main content channels, Web-based communications and community services and a platform for e-commerce and short messaging services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career. We also offer free Web-based e-mail. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board, instant messaging and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features include proprietary Web navigational and search capabilities that reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. On October 18, 2000, we acquired ChinaRen to further expand our online network. ChinaRen is an online portal located in China that targets mainland Chinese Internet users with its strong community products. We averaged 135 million page views per day for the month of March 2002, approximately the same as page views per day averaged in December 2001. Registered users totaled 52.6 million as of March 31, 2002, up 22% from 43 million as of December 31, 2001.

We were incorporated in Delaware, USA during August 1996 as Internet Technologies China Incorporated and in September 1999 we changed our corporate name to Sohu.com Inc.

We have incurred significant net losses and have negative cash flows from operations since inception. As of March 31, 2002, we had an accumulated deficit of $74.4 million. These losses have been funded with proceeds of preferred stock private placements and our initial public offering completed in July 2000. We intend to continue spending on marketing and brand development, content enhancements, technology and infrastructure. As a result, we anticipate net losses to continue in the foreseeable future. We anticipate funding these expected losses with the remaining proceeds from our initial public offering.

Sohu’s discussion and analysis of its financial condition and results of operations are based upon Sohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Sohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Sohu evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Sohu believes accounting for advertising revenue where multiple elements exist and allowance for doubtful accounts represent critical accounting policies which reflect more significant judgments and estimates used in the preparation of our consolidated financial statements.

Advertising revenues are derived principally from online advertising pursuant to short-term contracts normally less than twelve months. Online advertising includes banners, links, logos and buttons placed on Sohu’s Web sites and sponsorship of a particular area of the Web sites. Contracts for advertising services are generally for a fixed payment over a contract period. For contracts where services are provided evenly over the period or where Sohu is unable to reasonably determine the fair value of the individual services provided in multiple element contracts, revenue is recognized on a straight line basis over the contract period. For multiple element contracts where Sohu is able to reasonably determine the fair value of the individual services provided, the contract value is allocated among specific services provided and revenue is recognized in the period the services are performed. In estimating the fair value of individual services provided, we make estimates based on the value of similar services provided to our customers using average sell rates for the period.Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2.7 million net of allowance for doubtful accounts of $792,000 as of March 31, 2002. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowance might be required.

RESULTS OF OPERATIONS
For The Three Months Ended March 31, 2002 and 2001
Revenues

Total revenues increased by $2 million to $4.5 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. For the three months ended March 31, 2002, advertising revenues constituted $2.5 million or 55% of total revenues and non-advertising revenues were $2 million or 45% of total revenues. For the three months ended March 31, 2001, advertising revenues constituted $2.1 million or 85% of total revenues and non-advertising revenues were $366,000 or 15% of total revenues.

Advertising Revenues

Advertising revenues increased by $0.4 million to $2.5 million for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The increase was primarily due to the increasing number of advertisers purchasing space on our online media properties as well as larger and longer-term purchases by certain advertisers. The increased advertising volume offset the decreases in CPM prices which we experienced over the past twelve months and resulted in the overall $0.4 million increase in advertising revenues. Sales to Sohu’s five largest advertisers were 21% of total advertising revenues for the three months ended March 31, 2002, as compared to 37% of total advertising revenues for the three months ended March 31, 2001.

Non-advertising Revenues

Non-advertising revenues increased by $1.7 million to $2 million for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Non-advertising revenues were derived from e-commerce services of $1 million, subscription services of $899,000, and e-technology services of $103,000. E-commerce revenues are earned from direct sales of consumer products through Sohu’s website. Subscription revenues are generated mainly from short messaging services. E-technology revenues are derived from providing technology services and the sale of hardware to corporate customers. The increase in e-commerce and e-subscription revenues was attributable to the maturity of these business lines which were started during the three months ended March 31, 2001.

Costs And Expenses

Cost of Revenues

Total cost of revenues increased by $763,000 to $2.9 million for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. For the three months ended March 31, 2002, advertising cost of revenues constituted $1.46 million or 50% of total cost of revenues and non-advertising cost of revenues was $1.45 million or 50% of total cost of revenues. For the three months ended March 31, 2001, advertising cost of revenues constituted $1.9 million or 86% of total cost of revenues and non-advertising cost of revenues were $297,000 or 14% of total cost of revenues.

Advertising Cost of Revenues

Advertising cost of revenues decreased by $388,000 to $1.46 million for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. This decrease was primarily due to decreased staff and related costs through rationalization of Chinaren’s operations acquired in October 2000. The advertising gross margin improved from 11% to 42% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, because of increased advertising revenues and reductions in advertising cost of revenues.

Non-advertising Cost of Revenues

Non-advertising cost of revenues increased by $1.2 million to $1.45 million for the three months ended March 31, 2002. For the three months ended March 31, 2002, non-advertising cost of revenues included $905,000 in e-commerce cost of revenue consisting of the purchase price of consumer products sold by Sohu and inbound and outbound shipping charges, $366,000 in subscription cost of revenue consisting of subscription collection and short message transmission charges paid to third party network operators, and $177,000 in e-technology cost of revenue consisting of employee compensation costs and related overhead, fees paid to a third party for design services and, where applicable, the cost of hardware and software. E-commerce and subscription cost of revenues do not include any allocations for website operating costs. The non-advertising gross margin improved from 19% to 28% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. This improvement was due to higher sales volumes from the business lines launched in the first quarter of 2001.

Product Development Expenses

Product development expenses decreased by $464,000 to $1.2 million for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease was primarily attributable to decreased staff and related costs through rationalization of the operation of ChinaRen acquired in October 2000.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $461,000 to $2 million for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease was primarily due to a reduction in advertising and promotional spending.

General and Administrative Expenses

General and administrative expenses decreased by $286,000 to $1 million for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease was primarily attributable to decreased staff and related costs through rationalization of the operation of ChinaRen acquired in October 2000.

Amortization of Intangibles

There was no amortization expense during the three months ended March 31, 2002. The amortization expense of $4.2 million for the three months ended March 31, 2001 was related to intangible assets of $33.6 million arising from the October 18, 2000 acquisition of ChinaRen, $17.7 million carrying value of which was written off and recorded as an impairment charge as of September 30, 2001.

Operating Loss

As a result of the foregoing, we had an operating loss of $2.5 million for the three months ended March 31, 2002 as compared to $9.3 million for the three months ended March 31, 2001.

Interest Income

Interest income decreased by $493,000 to $306,000 for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease is primarily attributable to the Federal Reserve interest rate cuts during the past year and a decrease in the balance of cash, cash equivalents, and investments in marketable debt securities.

Net Loss

As a result of the foregoing, we had a net loss of $2.2 million for the three months ended March 31, 2002, as compared to $8.5 million for the three months ended March 31, 2001.

Liquidity And Capital Resources

We have financed our operations principally through private sales of preferred stock and our initial public offering completed in July 2000. From inception through March 31, 2002, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. The Company invests its excess cash in marketable debt securities of high quality investment grade. As of March 31, 2002, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $43.5 million.

Net cash provided by operating activities was $129,000 for the three months ended March 31, 2002 was primarily due to our net loss of $2.2 million, depreciation and amortization of $1.1 million, and changes in working capital of $1 million. Net cash used in operating activities was $3.7 million for the three months ended March 31, 2001 and was primarily attributable to our net loss less non cash charges and changes in working capital.

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2002, primarily due to long-term investments in marketable debt securities of $5 million, the purchase of fixed assets for $1 million and long-term loans to related parties of $1.9 million for financing an investment in High Century and Hengda. Net cash used in investing activities was $1.3 million for the three months ended March 31, 2001, due to the purchase of fixed assets and other assets of $1,292,000.

Our principal commitments consist of obligations under various operating leases for office facilities. We expect that capital expenditures in 2002 will primarily consist of purchases of additional servers, computer software, workstations and technological improvements to network infrastructure.

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

In November 2001, Sohu entered into a loan and share pledge agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, one of our employees, to lend $4.6 million to them for the purpose of funding their equity investments by these two individuals in High Century. Pursuant to the loan agreement, in December 2001 Sohu disbursed $1.5 million to them, and in January and February 2002, Sohu disbursed an additional $1.9 million to them for purposes of increasing their equity investments in High Century.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Liwei in Hengda. The $242,000 investment represents 20% of Hengda, with High Century holding the remaining 80% interest.

During the first quarter of 2002, the Company remitted $1.2 million to Dr. Charles Zhang and $677,000 to Li Wei, respectively. As of March 31, 2002, the Company had remitted $2.5 million and $677,000 to Dr. Charles Zhang and Li Wei, respectively, under the Century Loan Agreement and Hengda Loan Agreement. We expect that we will continue to be involved in and provide financial support to High Century and Hengda.

In March 2002, High Century entered into a joint venture agreement with a PRC company whereby High Century will invest $3,100,000 for a 51% equity interest and joint control in Sohu-Guolian Information Technology Co., Ltd., a company to be incorporated in the PRC. The joint venture will be engaged in providing technical services to the financial services industry and online securities trading in the PRC. In April 2002, High Century funded its $3,100,000 investment in Sohu-Guolian Information Technology Co., Ltd.

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

We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $74.4 million at March 31, 2002. We anticipate that we will continue to incur substantial net losses due to a high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Our net losses may continue to increase in the future and we may never achieve or sustain profitability.

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

We conduct our Internet business solely in the PRC through our wholly owned subsidiaries, Beijing ITC and Beijing Sandhill. Beijing ITC and Beijing Sandhill are wholly foreign owned enterprises, or WFOEs, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In addition, pursuant to our restructuring, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by our chief executive officer. In 2001, we made a commitment to provide loans of $4.6 million to Dr. Charles Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents 20% of Hengda, with High Century holding the remaining 80% interest. We also established Sohu-Guolian, a joint venture providing technical services to the financial services industry and online securities trading. We do not have any ownership interest in Beijing Sohu, High Century, Hengda or Sohu-Guolian.

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

The interpretation and application of existing PRC laws and regulations, the stated positions of the MII and the possible new laws regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, PRC Internet companies, including us.

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Beijing Sandhill’s, Beijing Sohu’s, Hengda’s, High Century’s, or Sohu-Guolian’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Beijing

Sandhill’s, Beijing Sohu’s, Hengda’s, High Century’s and Sohu-Guolian’s current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us, Beijing ITC, Beijing Sandhill, High Century, Hengda, Beijing Sohu, Sohu-Guolian.

If we, Beijing ITC, Beijing Sandhill, High Century, Beijing Sohu, Hengda, and Sohu-Guolian are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, Beijing Sandhill’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu-Guolian’s income;

•	revoking our, Beijing ITC’s, Beijing Sandhill’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu-Guolian’s business license;

•	shutting down our, Beijing ITC’s, Beijing Sandhill’s or Beijing Sohu’s servers and/or blocking our Web sites;

•	requiring us, Beijing ITC, Beijing Sandhill, High Century, Hengda or Beijing Sohu to restructure our ownership structure or operations; and

•	requiring us, Beijing ITC, Beijing Sandhill, High Century, Hengda, Beijing Sohu or Sohu-Guolian to discontinue any portion or all of our Internet business.

We may be unable to collect long term loans to related parties or exercise management influence associated with Beijing Sohu, High Century or Hengda.

At March 31, 2002, Sohu had entered into agreements with commitments to provide long term loans of $5.1 million to Dr. Charles Zhang, Sohu’s Chief Executive Officer and a major Sohu stockholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Charles Zhang and 20% by certain of our employees, and Hengda, which is owned 80% by High Century and 20% by our employee. Beijing Sohu, High Century and Hengda are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to Sohu by transferring the shares of High Century, Hengda or Beijing Sohu to Sohu, (ii) the shares of High Century, Hengda or Beijing Sohu cannot be transferred without the approval of Sohu, and (iii) Sohu has the right to appoint all directors and senior management personnel of High Century, Hengda and Beijing Sohu. Dr. Charles Zhang and the other employee borrowers have pledged all of their shares in High Century, Hengda and Beijing Sohu as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, the earlier of a demand or 2010, in the case of Beijing Sohu, and after January 2003, in the case of Hengda, or, in any case, at such time as Dr. Charles Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by High Century, Hengda and Beijing Sohu.

Our ability to ultimately collect these loans will depend on the profitability of Beijing Sohu, Hengda and High Century, which is uncertain. Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Hengda and Beijing Sohu.

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

Because we conduct our Internet business only in the PRC, and because we are restricted by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. This arrangement may not be as effective in providing control over our Internet content operations as direct ownership of these businesses. For example, Beijing Sohu could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu fails to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

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

Pursuant to the Regulations for the Administration of Commercial Encryption promulgated at the end of 1999, foreign and domestic PRC companies operating in the PRC are required to register and disclose to PRC regulatory authorities the commercial encryption products they use. Because these regulations have recently been adopted and because they do not specify what constitutes encryption products, we are unsure as to whether or how they apply to us and the encryption software we utilize. We may be required to register, or apply for permits with the relevant PRC regulatory authorities for, our current or future encryption software. If PRC regulatory authorities request that we change our encryption software, we may have to develop or license replacement software, which could disrupt our business operations. In addition, we may be subject to potential liability for using software that is subsequently deemed to be illegal by the relevant PRC regulatory authorities. These potential liabilities might include fines, product confiscation and criminal sanctions.

We depend on online advertising for a substantial portion of our revenues.

We derive a substantial portion of our revenues from the sale of advertising on our Web sites. For the three months ended March 31, 2002 and 2001, advertising revenues represented approximately 55% and 85%, respectively, of our total revenues. In addition, our business plan is dependent on the anticipated expansion of online advertising in China and the growth of our revenue is dependent on online advertising.

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

In addition, an element of our strategy is to diversify our revenue stream by entering into more Web site sponsorship arrangements, by providing e-business solutions services, by introducing e-commerce services and by generating short messaging revenue. We may not be successful in implementing this strategy.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, President and chief executive officer of our company and the founder and President of Beijing Sohu, High Century,and Hengda. We rely on his expertise in our business operations and on his personal relationships with some of our principal stockholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu and High Century. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into a confidentiality, non-competition and non-solicitation agreement with us. These officers also have agreements with Beijing ITC, our PRC operating subsidiary, which contain substantially similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

There are currently no industry standard pricing models used to sell advertising on the Internet. This makes it difficult to project our future advertising rates and revenues. The models we adopt may prove not to be profitable. A significant portion of our advertising revenues in 2002 and 2001 were derived from charging a fixed fee to display an advertisement over a given time period. To the extent that minimum guaranteed impression levels are not met, we are required to provide additional impressions after the contract term and we accordingly defer the related revenue.

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

We depend on a small group of advertisers for a significant portion of our total revenues. During the three months ended March 31, 2002 and 2001, our five largest advertisers accounted for approximately 21% and 37% of our total advertising revenues, respectively. Our business, financial condition and results of operations would be adversely affected by the loss of one or more of our significant advertisers or a decrease in the volume of advertising by any these advertisers.

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

We expect to derive most of our revenue for the foreseeable future from online advertising, and to some extent, from e-commerce and subscription services. If the Internet is not accepted as a medium for advertising, our ability to generate revenues will be adversely affected.

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

There were approximately 35,625,716 shares of our common stock outstanding as of May 3, 2002, as well as options to purchase approximately an additional 5,694,565 shares of our common stock. Of the outstanding shares, 26,624,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

The shares of our common stock are currently listed on the Nasdaq Stock Market’s National Market. Nasdaq listing requirements include maintaining a minimum bid price of $1.00 per share. On May 3, 2002, the closing bid price for our common stock was $1.08 per share. If the closing bid price for our common stock was to remain below $1.00 per share for a period of 30 or more consecutive trading days, our common stock could be delisted from Nasdaq. Delisting could make trading our shares more difficult for investors, leading to further declines in market price. It would also make it more difficult for us to raise additional capital.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rate Risk

The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three months ended March 31, 2002 was not material.

Investment Risk

a)    Investments in High Century, Hengda and Sohu-Guolian

We have entered into arrangements with Dr. Charles Zhang, our Chief Executive Officer and a major Sohu stockholder, and certain of our employees to satisfy PRC regulations which prohibit or restrict foreign companies from owning or operating telecommunications, internet content, financial services and certain other businesses in China. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future.

In November 2001, we entered into a loan and share pledge agreement with Dr. Charles Zhang, and Li Wei, another Sohu employee, for the purpose of funding an equity investment of $4.6 million by these two individuals in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of Sohu. Pursuant to the loan agreement, we are required to extend total loans amounting to $4.6 million of which $3.7 million and $919,000 would be loaned to Charles Zhang and Li Wei, respectively. In January 2002, we entered into a loan and share pledge agreement with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents 20% of Hengda, with High Century holding the remaining 80% interest.

During the first quarter of 2002, the Company remitted $1.2 million to Dr. Charles Zhang and $677,000 to Li Wei, respectively. As of March 31, 2002, the Company had remitted $2.5 million and $677,000 to Dr. Charles Zhang and Li Wei, respectively, under the Century Loan Agreement and Hengda Loan Agreement.

The two loan agreements, which are subject to PRC law, include provisions that (i) the loans can only be repaid to us by transferring the shares of High Century or Hengda to Sohu, (ii) the shares of High Century or Hengda cannot be transferred without the approval of Sohu, and (iii) Sohu has the right to appoint all directors and senior management personnel of High Century and Hengda. Charles Zhang and Li Wei have pledged all of their shares in High Century and Hengda as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, and January 2003, in the case of Hengda, or at such time as Dr. Charles Zhang or Li Wei, as the case may be, is not an employee of Sohu. We do not intend to request repayment of the loans as long as PRC regulations prohibit us from directly investing in businesses being undertaken by High Century and Hengda.    These loans are included in long-term loans to related parties.

In March 2002, High Century entered into a joint venture agreement with a PRC company whereby High Century will invest $3,100,000 for a 51% equity interest and joint control in Sohu-Guolian Information Technology Co., Ltd., a company to be incorporated in the PRC. The joint venture will be engaged in providing technical services to the financial services industry and online securities trading in the PRC. In April 2002, High Century funded its $3,100,000 investment in Sohu-Guolian Information Technology Co., Ltd.

As of March 31, 2002, payable to related parties included $230,000 and $1.1 million payable to High Century and Hengda, respectively, for amounts borrowed by Sohu from High Century and Hengda. The total payable to related parties was remitted by Sohu to High Century and Hengda in April 2002.

PRC regulations currently restrict Sohu from holding direct equity interests in High Century, Sohu-Guolian and Hengda; therefore, the financial statements of these entities are not consolidated with those of Sohu. As of March 31, 2002, the loans discussed above are carried at cost which approximate the net assets of High Century and Hengda. If the investments in High Century, Sohu-Guolian and Hengda had been consolidated, there would have been no material impact to the consolidated net assets of Sohu.

(b)    Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as held-to-maturity. As of March 31, 2002, the difference between the recorded cost and the fair value was not significant.

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

During the three months ended March 31, 2002, we used $2.7 million of the net proceeds from the offering for operating activities, purchases of fixed assets and investments, through long-term loans to related parties, in certain businesses in China where foreign ownership is either prohibited or restricted. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

Subsequent Event.

In April 2002, High Century funded its $3.1 million investment in Sohu-Guolian.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Please see the Exhibit Index attached hereto.

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOHU.COM INC.

By:	/s/ DEREK PALASCHUK
Chief Financial Officer & Senior Vice President (Principal Financial Officer)

Dated:    May 14, 2002

SOHU.COM INC.
Quarterly Report on Form 10-Q For Quarter Ended March 31, 2002

EXHIBITS INDEX

Exhibit Number	Description

10.1	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei

10.2
Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).