Form 10-Q
period 2002-06-30
SOHU COM INC
filed 2002-08-13
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2002
Common stock, $.001 par value	35,699,721

SOHU.COM INC

PART I—FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands of US Dollars)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$19,522	$29,263
Accounts receivable, net	3,007	2,710
Prepaid and other current assets	1,793	2,168

Total current assets	24,322	34,141
Fixed assets, net	7,530	7,953
Long-term investments in marketable debt securities	21,868	16,973
Long-term loans to related parties	4,973	1,815
Other assets, net	728	1,076

	$59,421	$61,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$743	$366
Payable to related parties	1,449	1,208
Accrued liabilities and deferred revenues	2,666	2,803

Total current liabilities	4,858	4,377
Commitments and contingencies

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400,000 authorized at June 30, 2002 and December 31, 2001, 35,696,178 shares issued and outstanding at June 30, 2002 and 35,625,716 shares issued and outstanding at December 31, 2001)	36	36
Additional paid-in capital	129,825	129,852
Deferred compensation and other	(68)	(156)
Accumulated deficit	(75,230)	(72,151)

Total shareholders’ equity	54,563	57,581

	$59,421	$61,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of US Dollars except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Advertising	$3,363	$2,227	$5,874	$4,314
Non-advertising	2,763	651	4,783	1,017

Total revenues	6,126	2,878	10,657	5,331

Cost of revenues:
Advertising	1,495	1,762	2,958	3,613
Non-advertising	1,600	522	3,048	819

Total cost of revenue	3,095	2,284	6,006	4,432
Gross profit	3,031	594	4,651	899

Operating expenses:
Product development	1,310	1,295	2,485	2,933
Sales and marketing	1,872	2,141	3,887	4,617
General and administrative	984	1,197	1,951	2,450
Amortization of intangibles	—	4,202	—	8,405

Total operating expenses	4,166	8,835	8,323	18,405

Operating loss	(1,135)	(8,241)	(3,672)	(17,506)
Other expenses	(58)	—	(36)	—
Interest income	323	593	629	1,392

Net loss	$(870)	$(7,648)	$(3,079)	$(16,114)

Basic and diluted net loss per share	$(0.02)	$(0.21)	$(0.09)	$(0.45)

Shares used in computing basic and diluted net loss per share	35,641	35,626	35,633	35,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of US Dollars)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,079)	$(16,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,453	1,951
Provision for allowance for doubtful accounts	786	75
Provision for long-term loans to related parties	106	—
Stock-based compensation expense	5	167
Amortization of intangible assets	—	8,405

Changes in assets and liabilities:
Accounts receivable	(1,083)	(345)
Prepaid and other current assets	425	744
Accounts payable	481	(1,048)
Payable to related parties	241	—
Accrued liabilities and deferred revenues	(300)	(147)

Net cash provided by/(used in) operating activities	35	(6,312)

Cash flows from investing activities:
Long-term investments in marketable debt securities	(4,895)	—
Long-term loans to related parties	(3,264)	—
Acquisition of fixed assets	(1,584)	(1,581)
Acquisition of other assets	(38)	(522)

Net cash used in investing activities	(9,781)	(2,103)

Cash flows from financing activities:
Issuance of common stock	5	—
Other	—	29

Net cash provided by financing activities	5	29
Net decrease in cash and cash equivalents	(9,741)	(8,386)
Cash and cash equivalents at beginning of period	29,263	62,593

Cash and cash equivalents at end of period	$19,522	$54,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. (“Sohu” or the “Company”) was incorporated in Delaware, USA in August 1996 under the name of Internet Technologies China Incorporated, and changed its name to Sohu.com Inc. in September 1999.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.    SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in four principal business segments. The Company does not allocate any operating costs or assets to its three non-advertising segments as management does not use this information to measure the performance of the operating segments. The Company does not allocate any website operation costs to non-advertising cost of revenues.

Summarized information by segment for the three and six months ended June 30, 2002 and 2001, as excerpted from the internal management reports, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Advertising	$3,363	$2,227	$5,874	$4,314
Non-advertising:
E-commerce	800	353	1,828	457
Subscription	1,877	114	2,766	156
Other	86	184	189	404

Subtotal of non-advertising revenues	2,763	651	4,783	1,017

Total revenues	6,126	2,878	10,657	5,331

Cost of revenues:
Advertising	1,495	1,762	2,958	3,613
Non-advertising:
E-commerce	663	305	1,568	400
Subscription	850	69	1,216	95
Other	87	148	264	324

Subtotal of non-advertising cost of revenues	1,600	522	3,048	819

Total cost of revenues	3,095	2,284	6,006	4,432
Gross profit	3,031	594	4,651	899

3.    NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of vested and exercisable stock options, are included in diluted net loss per share to the extent such shares are dilutive. The diluted net loss per share is the same as the basic net loss per share for all periods presented as all common equivalent shares have the effect of reducing the net loss per share and thus have not been included.

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

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of June 30, 2002, the Company had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

Pursuant to the agreements with Beijing Sohu and the shareholders of Beijing Sohu, certain operations related to the Company’s online content were transferred to Beijing Sohu in order to allow Beijing Sohu to develop and provide content to the Company for a monthly service fee, which will be subject to periodic adjustment as agreed between the parties. The Company paid $36,000 and $72,000 in such service fees for the three and six months ended June 30, 2002, respectively, as compared to $36,000 and $108,000 for the corresponding three and six month period in 2001. Because of PRC regulations which prohibit foreign companies from operating in the telecommunications industry, Beijing Sohu contracted with network operators on behalf of the Company its total subscription revenues of $1,877,000 and $114,000 during the three months ended June 30,, 2002 and 2001, respectively. At June 30, 2002, accounts receivable included receivables from Beijing Sohu of $614,000, primarily related to subscription revenues ultimately due from third party network operators. Beijing Sohu issued invoices on behalf of the Company for e-commerce sales of $235,000 and $535,000 for the three and six months ended June 30, 2002, respectively (2001 comparative periods were nil).

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in Beijing Century High-Tech Company Limited (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company has extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest.

As of June 30, 2002, the Company had remitted a total of $3,676,000 and $1,161,000 to Dr. Charles Zhang and Li Wei, respectively, under the Century Loan Agreement and Hengda Loan Agreement of which $1,143,000 to

Dr. Charles Zhang and $242,000 to Li Wei, respectively was remitted in May 2002. These loans are included within long-term loans to related parties.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian Information Technology Co., Ltd. (“Sohu-Guolian”), a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. As of June 30, 2002, the Company had recorded a valuation allowance of $50,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of June 30, 2002, payable to related parties included $314,000 and $1,135,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to the Company.

PRC regulations currently restrict the Company from holding direct equity interests in Beijing Sohu, High Century, Hengda and Sohu-Guolian; therefore, the financial statements of these entities are not consolidated with those of the Company. As the shareholders of these entities are also officers and shareholders of the Company, these entities are related parties and, thus, transactions with these entities are disclosed in accordance with SFAS 57, “Related Party Disclosures.” The Company expects that it will continue to be involved in and provide financial support to these entities.

5.    COMMITMENTS AND CONTINGENCIES

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct advertising, e-commerce and subscription services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear with respect to which specific segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in the PRC could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

6.    RECENT ACCOUNTING PRONOUNCEMENT

In June 2002, the Emerging Issues Task Force (“EITF”) modified EITF Issue 00-23, Sub-Issue 48: The Accounting Consequences of a “Cashless Exercise” Effected Through a Broker and announced that same-day sale (cashless) exercises can result in variable-plan accounting under APB Opinion No. 25 if the optionee is not considered the legal owner of the exercised shares. The Company does not believe that this announcement will have a significant impact on its financial statements.

7.    RECLASSIFICATIONS

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

OVERVIEW

We are a leading Internet portal in China in terms of brand recognition. Our portal consists of sophisticated Chinese language Web navigational and search capabilities, 17 main content channels, Web-based communications and community services and a platform for e-commerce and short messaging services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career. We also offer free and paid Web-based e-mail. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board, instant messaging and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features include proprietary Web navigational and search capabilities that reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. On October 18, 2000, we acquired ChinaRen to further expand our online network. ChinaRen is an online portal located in China that targets mainland Chinese Internet users with its strong community products.

We were incorporated in Delaware, USA during August 1996 as Internet Technologies China Incorporated and in September 1999 we changed our corporate name to Sohu.com Inc.

We have incurred significant net losses and accumulated negative cash flows since inception. As of June 30, 2002, we had an accumulated deficit of $75.2 million. These losses have been funded with proceeds of preferred stock private placements and our initial public offering completed in July 2000. We intend to continue spending on marketing and brand development, content enhancements, technology and infrastructure. As a result, we anticipate net losses to continue in the foreseeable future. We anticipate funding these expected losses with the remaining proceeds from our initial public offering.

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

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3 million net of allowance for doubtful accounts of $891,000 as of June 30, 2002. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, an additional allowance might be required.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

Total net revenues were $6.1 million and $10.7 million for the three and six months ended June 30, 2002, respectively, as compared to $2.9 million and $5.3 million for the corresponding three and six month periods in 2001. For the three months ended June 30, 2002 and 2001, advertising revenues constituted $3.4 million and $2.2 million, respectively, and non-advertising revenues were $2.7 million and $651,000, respectively. For the six months ended June 30, 2002 and 2001, advertising revenues constituted $5.9 million and $4.3 million and non-advertising revenues were $4.8 million and $1 million, respectively.

Advertising Revenues

Advertising revenues increased by $1.1 million to $3.4 million for the three months ended June 30, 2002 and increased by $1.6 million to $5.9 million for the six months ended June 30, 2002, as compared to the corresponding three and six month periods in 2001. The increase was primarily due to (a) the increasing number of advertisers purchasing space on our online media properties (b) larger and longer-term purchases by certain advertisers and (c) due to our 2002 launch of Sohu.net where we provide advertising services to small and medium enterprises. Our advertsing sales for the three months ended June 30,2002 were also helped by the June 2002 World Cup of Football where advertisers increased their spending. The increased advertising volume offset the decreases in advertising prices which we experienced over the past 12 months, and resulted in the overall $1.1 million increase in advertising revenues. Sales to Sohu’s five largest advertisers were 20% and 16% of total advertising revenues for the three and six months ended June 30, 2002, respectively, as compared to 28% of total advertising revenues for both of the corresponding three and six month periods in 2001.

Non-advertising Revenues

Non-advertising revenues increased by $2.1 million to $2.8 million for the three months ended June 30, 2002 and increased by $3.8 million to $4.8 million for the six months ended June 30, 2002, as compared to the three and six month periods in 2001. Non-advertising revenues for the three months ended June 30, 2002 were derived from e-commerce services of $800,000, subscription fees of $1.9 million, and other services of $86,000. Non-advertising revenues for the six months ended June 30, 2002 were derived from e-commerce services of $1.8 million, subscription fees of $2.8 million, and other services of $189,000. E-commerce revenues are earned from direct sales of consumer products through Sohu’s website. Subscription revenues are generated mainly from short messaging services. Other revenues are derived from providing technology services and the sale of hardware to corporate customers. The increase in e-commerce and e-subscription revenues was attributable to the maturity of these business lines that were started during the three months ended March 31, 2001.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues increased by $811,000 to $3.1 million for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Total cost of revenues increased by $1.5 million to $6 million for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. For the three months ended June 30, 2002 and 2001, advertising cost of revenues constituted $1.5 million and 1.7 million, respectively, and non-advertising cost of revenues was $1.6 million and $522,000, respectively. For the six months ended June 30, 2002, advertising cost of revenues constituted $3 million and $3.6 million, respectively, and non-advertising cost of revenues was $3 million and $819,000, respectively.

Advertising Cost of Revenues

Advertising cost of revenues decreased by $267,000 to $1.5 million for the three months ended June 30, 2002 and decreased by $655,000 to $3 million for the six months ended June 30, 2002, as compared to the corresponding three and six month periods in 2001. This decrease was primarily due to lower cost of bandwidth and decreased staff and related costs through rationalization of the operations of Chinaren acquired in October 2000.

Non-advertising Cost of Revenues

Non-advertising cost of revenues increased by $1.1 million to $1.6 million for the three months ended June 30, 2002 and increased by $2.2 million to $3 million for the six months ended June 30, 2002, as compared to the corresponding three and six month periods in 2001. For the three months ended June 30, 2002, non-advertising cost of revenues primarily included $663,000 in e-commerce cost of revenue and $850,000 in subscription cost of revenue. For the six months ended June 30, 2002, non-advertising cost of revenues primarily included $1.6 million in e-commerce cost of revenues and $1.2 million in subscription cost of revenues. E-commerce cost of revenues consists of the purchase price of consumer products sold by Sohu and inbound and outbound shipping charges and subscription cost of revenue consists of subscription collection and short message transmission charges paid to third party network operators. E-commerce and subscription cost of revenues do not include allocations for website operating costs. As substantially all e-commerce and subscription cost of revenues are variable, the higher costs in 2001 due to the higher sales volume associated with the development of these business lines.

Product Development Expenses

Product development expenses for the three months ended June 30, 2002 were $1.3 million, approximately the same as for the three months ended June 30, 2001. Product development expenses decreased by $448,000 to $2.5 million for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The decrease was primarily attributable to decreased staff and related costs through rationalization of the operations of ChinaRen acquired in October 2000.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $269,000 to $1.9 million for the three months ended June 30, 2002 and decreased by $730,000 to $3.9 million for the six months ended June 30, 2002, as compared to the corresponding three and six month periods in 2001. The decrease was primarily due to a reduction in advertising and promotional spending.

General and Administrative Expenses

General and administrative expenses decreased by $213,000 to $1 million for the three months ended June 30, 2002 and decreased by $499,000 to $2 million for the six months ended June 30, 2002, as compared to the corresponding three and six month periods in 2001. The decrease was primarily attributable to decreased staff and related costs through rationalization of the operations of ChinaRen acquired in October 2000.

Amortization of Intangibles

There was no amortization expense during the three and six months ended June 30, 2002 because all intangible assets giving rise to the amortisation were written off on September 30, 2001. The amortization expense of $4.2 million and $8.4 million for the three and six months ended June 30, 2001, respectively, was related to intangible assets of $33.6 million arising from the October 18, 2000 acquisition of ChinaRen. On September 30, 2001, the unamortised balance of $17.7 million carrying value was written off and recorded as an impairment charge.

Operating Loss

As a result of the foregoing, we had an operating loss of $1.1 million for the three months ended June 30, 2002 as compared to $8.2 million for the corresponding three month period in 2001, and an operating loss of $3.7 million for the six months ended June 30, 2002 as compared to $17.5 million for the corresponding six month period in 2001.

Interest Income

Interest income decreased by $270,000 to $323,000 for the three months ended June 30, 2002 and decreased by $763,000 to $629,000 for the six months ended June 30, 2002, as compared to the corresponding three and six month periods in 2001. The decrease is primarily attributable to the Federal Reserve interest rate cuts during the past year and a decrease in the balance of cash, cash equivalents, and investments in marketable debt securities.

Net Loss

As a result of the foregoing, we had a net loss of $870,000 for the three months ended June 30, 2002, as compared to $7.6 million for the corresponding three month period in 2001, and a net loss of $3.1 million for the six months ended June 30, 2002, as compared to $16.1 million for the corresponding six month period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of preferred stock and our initial public offering completed in July 2000. From inception through June 30, 2002, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. The Company invests its excess cash in marketable debt securities of high quality investment grade. As of June 30, 2002, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $41.4 million.

There was no significant net cash provided by operating activities for the six months ended June 30, 2002. That was primarily due to our net loss of $3.1 million, depreciation and amortization of $2.5 million, provision for allowance for doubtful accounts of $786,000 and decrease in working capital of $236,000. Net cash used in operating activities was $6.3 million for the six months ended June 30, 2001 and primarily consisted of our net loss of $16.1 million and a decrease in accounts payable of $1 million, largely offset by amortization of intangibles of $8.4 million and depreciation and amortization of $2 million.

Net cash used in investing activities was $9.8 million for the six months ended June 30, 2002, and primarily due to long-term investments in marketable debt securities of $4.9 million, the purchase of fixed assets for $1.5 million and long-term loans to related parties of $3.3 million for financing investments in High Century, Hengda and Sohu-Guolian. Net cash used in investing activities was $2.1 million for the six months ended June 30, 2001, due to the purchase of fixed assets of $1.6 million and other assets of $522,000.

There was no significant net cash provided by financing activities for the six months ended June 30, 2002 and 2001.

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

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), a company incorporated in the PRC. The shareholders of Beijing

Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of June 30, 2002, the Company had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in Beijing Century High-Tech Company Limited (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company has extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest.

As of June 30, 2002, the Company had remitted a total of $3,676,000 and $1,161,000 to Dr. Charles Zhang and Li Wei, respectively, under the Century Loan Agreement and Hengda Loan Agreement of which $1,143,000 to Dr. Charles Zhang and $242,000 to Li Wei, respectively was remitted in May 2002. These loans are included within long-term loans to related parties.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian Information Technology Co., Ltd. (“Sohu-Guolian”), a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. As of June 30, 2002, the Company had recorded a valuation allowance of $50,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of June 30, 2002, payable to related parties included $314,000 and $1,135,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to the Company.

We expect that we will continue to be involved in and provide financial support to Beijing Sohu, High Century, Sohu-Guolian and Hengda.

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

We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $75.2 million at June 30, 2002. We anticipate that we will continue to incur substantial net losses due to a high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Our net losses may continue to increase in the future and we may never achieve or sustain profitability.

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

We conduct our Internet business solely in the PRC through our wholly owned subsidiaries, Beijing ITC and Beijing Sandhill. Beijing ITC and Beijing Sandhill are wholly foreign owned enterprises, or WFOEs, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In addition, pursuant to our restructuring, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by our chief executive officer. In 2001, we made a commitment to provide loans of $4.6 million to Dr. Charles Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. These loans have been made to Dr. Charles Zhang and the employee. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In March 2002, High Century entered into a joint venture agreement with Guolian Securities Co., Ltd., pursuant to which High Century has invested $3.1 million in Sohu-Guolian in return for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda or Sohu-Guolian.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Beijing Sandhill’s, Beijing Sohu’s, Hengda’s, High Century’s or Sohu-Guolian’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Beijing Sandhill’s, Beijing Sohu’s, Hengda’s, High Century’s and Sohu-Guolian’s current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us, Beijing ITC, Beijing Sandhill, High Century, Hengda, Beijing Sohu, or Sohu-Guolian.

If we, Beijing ITC, Beijing Sandhill, High Century, Beijing Sohu, Hengda, or Sohu-Guolian are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, Beijing Sandhill’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu-Guolian’s income;

•	revoking our, Beijing ITC’s, Beijing Sandhill’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu-Guolian’s business license;

•	shutting down our, Beijing ITC’s, Beijing Sandhill’s or Beijing Sohu’s servers and/or blocking our Web sites;

•	requiring us, Beijing ITC, Beijing Sandhill, High Century, Hengda, Sohu-Guolian or Beijing Sohu to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, Beijing Sandhill, High Century, Hengda, Beijing Sohu or Sohu-Guolian to discontinue any portion or all of its Internet business.

We may be unable to collect long term loans to related parties or exercise management influence associated with Beijing Sohu, High Century, Sohu-Guolian or Hengda.

At June 30, 2002, Sohu had provided long term loans of $5.1 million to Dr. Charles Zhang, Sohu’s Chief Executive Officer and a major Sohu stockholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Charles Zhang and 20% by certain of our employees, and Hengda, which is owned 80% by High Century and 20% by our employee. Beijing Sohu, High Century and Hengda are used to facilitate our participation in telecommunications, Internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to Sohu by transferring the shares of High Century, Hengda or Beijing Sohu to Sohu, (ii) the shares of High Century, Hengda or Beijing Sohu cannot be transferred without the approval of Sohu, and (iii) Sohu has the right to appoint all directors and senior management personnel of High Century, Hengda and Beijing Sohu. Dr. Charles Zhang and the other employee borrowers have pledged all of their shares in High Century, Hengda and Beijing Sohu as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, the earlier of a demand or 2010, in the case of Beijing Sohu, and after January 2003, in the case of Hengda, or, in any case, at such time as Dr. Charles Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by High Century, Hengda, Sohu-Guolianand Beijing Sohu.

Our ability to ultimately collect these loans will depend on the profitability of Beijing Sohu, Hengda, Sohu-Guolian and High Century, which is uncertain. Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Hengda, Sohu-Guolian and Beijing Sohu. As at June 30,2002 we had made valuation allowances of $106,000 against the long term loans to related parties.

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

We depend upon contractual arrangements with Beijing Sohu, Hengda, Sohu-Guolian and High Century for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet business only in the PRC, and because we are restricted by the PRC government from owning Internet content, financial services or telecommunication operations in the PRC, we are dependent on Beijing Sohu, Hengda, Sohu-Guolian and High Century in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. This arrangement may not be as effective in providing control over our Internet content operations as direct ownership of these businesses. For example, Beijing Sohu could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, Hengda, Sohu-Guolian and High Century fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

Charles Zhang, our chief executive officer, is the controlling shareholder of Beijing Sohu, Hengda, Sohu-Guolian and High Century. As a result, our contractual relationships with Beijing Sohu could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

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

We depend on online advertising for a significant portion of our revenues.

We derive a significant portion of our revenues from the sale of advertising on our Web sites. For the six months ended June 30, 2002 and 2001, advertising revenues represented approximately 55% and 81%, respectively, of our total revenues.

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

Accordingly, we may not be successful in generating significant future online advertising revenue.

We rely on subscription services for a significant portion of our revenues.

Substantially all subscription revenues are earned from providing short messaging services and we are deriving an increasing portion of our revenues from these services. For the six months ended June 30, 2002 and 2001, revenues from short messaging services represented approximately 26% and 3%, respectively, of our total revenues. Our business plan is dependent upon further increases in revenues from subscription services and the expansion of our subscriber base.

Our short messaging services depend mainly on the cooperation of China Mobile Communication Corporation and its subsidiaries ( “CMCC”) and to a lesser extent China Unicom Co., Ltd. and its subsidiaries (“Unicom”). We rely on CMCC and Unicom for the following services:

•	We provide short messaging services through CMCC’s and Unicom’s network and gateway;

•	we utilize their billing systems to charge our subscribers on a monthly basis;

•	we utilize their collection proxy services to collect payments from subscribers; and

•	we rely on CMCC’s and Unicom’s infrastructure to further develop our short messaging services.

If CMCC’s or Unicom’s systems encounter technical problems, they refuse to cooperate with us or launch competing services, our short messaging services may cease or be severely disrupted, which would have a significant and adverse impact on our operating results.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, President and chief executive officer of our company and the founder and President of Beijing Sohu, High Century, and Hengda. We rely on his expertise in our business operations and on his personal relationships with some of our principal stockholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, High Century, and Hengda. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into a confidentiality, non-competition and non-solicitation agreement with us. These officers also have agreements with Beijing ITC, our PRC operating subsidiary, which contain substantially similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We depend on a small group of advertisers for a significant portion of our total revenues. During the six months ended June 30, 2002 and 2001, our five largest advertisers accounted for approximately 16% and 28% of our total advertising revenues, respectively. Our business, financial condition and results of operations would be adversely affected by the loss of one or more of our significant advertisers or a decrease in the volume of advertising by any these advertisers.

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

We expect to derive most of our revenue for the foreseeable future from online advertising, and to some extent, from short messaging and e-commerce services. If the Internet is not accepted as a medium for advertising, our ability to generate revenues will be adversely affected.

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

There were approximately 35,699,721 shares of our common stock outstanding as of August 2, 2002, as well as options to purchase approximately an additional 6,005,305 shares of our common stock. Of the outstanding shares, 26,624,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

A number of our stockholders, including some of the former stockholders of ChinaRen, are parties to an agreement with us that provides these stockholders with the right to require us to register the sale of shares owned by them. Pursuant to that agreement, we filed a Registration Statement on Form S-3 (SEC File No. 333-67246) to register the shares of the stockholders who requested registration, which registration statement became effective on September 24, 2001. The registration of those shares permits the sale of those shares without regard to the restrictions of Rule 144, so long as the stockholders comply with the prospectus delivery requirements under the Securities Act.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our three largest stockholders currently beneficially own approximately [65%] of the outstanding shares of common stock. Accordingly these three stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

The shares of our common stock are currently listed on the Nasdaq Stock Market’s National Market. Nasdaq listing requirements include maintaining a minimum bid price of $1.00 per share. On August 2, 2002, the closing bid price for our common stock was $1.35 per share. If the closing bid price for our common stock was to remain below $1.00 per share for a period of 30 or more consecutive trading days, our common stock could be delisted from Nasdaq. Delisting could make trading our shares more difficult for investors, leading to further declines in market price. It would also make it more difficult for us to raise additional capital.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

FOREIGN CURRENCY EXCHANGE RATE RISK

The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three months ended June 30, 2002 was not material.

INVESTMENT RISK

a) Investments in Beijing Sohu, High Century, Hengda and Sohu-Guolian

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

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of June 30, 2002, the Company had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in Beijing Century High-Tech Company Limited (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company has extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing

Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest.

As of June 30, 2002, the Company had remitted a total of $3,676,000 and $1,161,000 to Dr. Charles Zhang and Li Wei, respectively, under the Century Loan Agreement and Hengda Loan Agreement of which $1,143,000 to Dr. Charles Zhang and $242,000 to Li Wei, respectively was remitted in May 2002. These loans are included within long-term loans to related parties.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian Information Technology Co., Ltd. (“Sohu-Guolian”), a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. As of June 30, 2002, the Company had recorded a valuation allowance of $50,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of June 30, 2002, payable to related parties included $314,000 and $1,135,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to the Company. services to the financial services industry and online securities trading in the PRC.

As of June 30, 2002, payable to related parties included $314,000 and $1,135,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to the Company.

(b) Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as held-to-maturity. As of June 30, 2002, the difference between the recorded cost and the fair value was not significant.

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

During the three months ended June 30, 2002, we used $2 million of the net proceeds from the offering for operating activities, purchases of fixed assets and investments, through long-term loans to related parties, in certain businesses in China where foreign ownership is either prohibited or restricted. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 17, 2002, Sohu held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Edward B. Roberts (with 24,644,909 affirmative votes and 6,778,734 votes withheld) and Thomas Gurnee (with 24,626,209 affirmative votes and 6,797,434 votes withheld).

The stockholders also ratified the appointment of PricewaterhouseCoopers as Sohu’s independent accountants for the fiscal year ending December 31, 2002 (with 24,698,374 shares voting for, 6,723,296 against, and 1,973 abstaining).

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
Chief Financial Officer & Senior Vice President (PrincipalFinancial Officer)

Dated: August 13, 2002

SOHU.COM INC.

Quarterly Report on Form 10-Q For Quarter Ended June 30, 2002

EXHIBITS INDEX

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002