Form 10-Q
period 2002-09-30
SOHU COM INC
filed 2002-11-14
CIK 1104188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2002

Common stock, $.001 par value	34,558,349

SOHU.COM INC

PART I—FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands of US Dollars)

	Sept. 30, 2002	Dec. 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$22,839	$29,263
Accounts receivable, net	3,648	2,710
Prepaid and other current assets	1,712	2,168

Total current assets	28,199	34,141
Fixed assets, net	6,643	7,953
Long-term investments in marketable debt securities	20,296	16,973
Long-term loans to related parties, net	4,906	1,815
Other assets, net	645	1,076

	$60,689	$61,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738	$366
Payable to related parties	1,449	1,208
Accrued liabilities and deferred revenues	3,302	2,803

Total current liabilities	5,489	4,377
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400,000 authorized at September 30, 2002 and December 31, 2001, 35,731,656 shares issued and outstanding at September 30, 2002 and 35,625,716 shares issued and outstanding at December 31, 2001)	36	36
Additional paid-in capital	129,843	129,852
Deferred compensation	(60)	(161)
Accumulated deficit	(75,118)	(72,151)
Accumulated other comprehensive income	499	5

Total shareholders’ equity	55,200	57,581

	$60,689	$61,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands of US Dollars except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenues:
Advertising	$3,674	$2,425	$9,548	$6,739
Non-advertising	3,834	1,138	8,617	2,155

Total revenues	7,508	3,563	18,165	8,894
Cost of revenues:
Advertising	1,472	1,575	4,430	5,188
Non-advertising	1,871	823	4,919	1,642

Total cost of revenues	3,343	2,398	9,349	6,830
Gross profit	4,165	1,165	8,816	2,064
Operating expenses:
Product development	1,474	1,207	3,959	4,140
Sales and marketing	1,862	1,949	5,749	6,566
General and administrative	955	1,070	2,906	3,520
Amortisation of intangibles	—	4,202	—	12,607
Impairment of intangibles	—	17,676	—	17,676

Total operating expenses	4,291	26,104	12,614	44,509

Operating loss	(126)	(24,939)	(3,798)	(42,445)
Other expense	(67)	(507)	(103)	(507)
Interest income	305	462	934	1,854

Net income/(loss)	$112	$(24,984)	$(2,967)	$(41,098)

Basic and diluted net income/(loss) per share	$0.003	$(0.70)	$(0.08)	$(1.15)

Shares used in computing basic net income/(loss) per share	35,715	35,626	35,660	35,626

Shares used in computing diluted net income/(loss) per share	37,413	35,626	35,660	35,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of US Dollars)
	Nine Months Ended Sept. 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,967)	$(41,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of other assets	3,729	3,004
Provision for allowance for doubtful accounts	798	244
Provision for long-term loans to related parties	173	—
Stock-based compensation expense	13	68
Amortization and impairment of intangible assets	—	30,283
Loss on write-off of other assets	—	500
Loss on disposal of fixed assets	—	6
Changes in assets and liabilities:
Accounts receivable	(1,736)	(635)
Prepaid and other current assets	539	(220)
Accounts payable	476	(915)
Payable to related parties	241	—
Accrued liabilities and deferred revenues	551	(1,293)

Net cash provided by/(used in) operating activities	1,817	(10,056)
Cash flows from investing activities:
Long-term investments in marketable debt securities	(2,832)	(17,035)
Long-term loans to related parties	(3,264)	—
Acquisition of fixed assets	(2,080)	(3,131)
Acquisition of other assets	(144)	(747)

Net cash used in investing activities	(8,320)	(20,913)
Cash flows from financing activities:
Issuance of common stock pursuant to stock incentive plan	79	—
Other	—	29

Net cash provided by financing activities	79	29
Net decrease in cash and cash equivalents	(6,424)	(30,940)
Cash and cash equivalents at beginning of period	29,263	62,593

Cash and cash equivalents at end of period	$22,839	$31,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Amounts in thousands of US dollars, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income
	Shares Issued	Amount
Balance, December 31, 2001	35,625,716	$36	$129,852	$(161)	$(72,151)	$5	$57,581
Net loss	—	—	—	—	(2,967)	—	(2,967)	(2,967)
Unrealized gains on marketable debt securities	—	—	—	—	—	491	491	491
Foreign currency translation gains	—	—	—	—	—	3	3	3
Comprehensive Income								$(2,473)

Issuance of common stock pursuant to stock incentive plan	105,940	—	79	—	—	—	79
Compensatory stock options	—	—	(88)	101	—	—	13

Balance, September 30, 2002	35,731,656	$36	$129,843	$(60)	$(75,118)	$499	$55,200

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

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Summarized information by segment for the three and nine months ended September 30, 2002 and 2001, as excerpted from the internal management reports, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenues:
Advertising	$3,674	$2,425	$9,548	$6,739
Non-advertising:
Subscription	2,582	349	5,348	505
E-commerce	1,207	545	3,035	1,002
Other	45	244	234	648

Subtotal of non-advertising revenues	3,834	1,138	8,617	2,155

Total revenues	7,508	3,563	18,165	8,894
Cost of revenues:
Advertising	1,472	1,575	4,430	5,188
Non-advertising:
Subscription	888	165	2,104	260
E-commerce	983	468	2,551	868
Other	—	190	264	514

Subtotal of non-advertising cost of revenues	1,871	823	4,919	1,642

Total cost of revenues	3,343	2,398	9,349	6,830
Gross profit	$4,165	$1,165	$8,816	$2,064

3. LONG-TERM INVESTMENTS

The Company reclassified long-term investments in marketable debt securities from held-to-maturity to available-for-sale during the three months ended September 30, 2002, as the Company may sell the marketable debt securities before their scheduled maturities. Such marketable debt securities have been reported at fair market value with the unrealized gains recorded as accumulated other comprehensive income in shareholders’ equity. During the three months ended September 30, 2002, the Company recorded the cumulative unrealized gains on its marketable debt securities of $491,000.

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common stock issuable upon the exercise of stock options and warrants (using the treasury stock method).

5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Net income (loss)	$112	$(24,984)	$(2,967)	$(41,098)
Unrealized gains on available-for-sale securities	491	—	491	—
Foreign currency translation gains	1	2	3	5

Comprehensive income (loss)	$604	$(24,982)	$(2,473)	$(41,093)

Accumulated other comprehensive income (loss) consists of the unrealized gains or losses on available-for-sale securities and the cumulative translation adjustment, as presented on the accompanying unaudited condensed consolidated balance sheets.

6. RELATED PARTY TRANSACTIONS

The Company has entered into the following arrangements with Dr. Charles Zhang, the Company’s Chief Executive Officer and a major Sohu shareholder, and certain employees of the Company to satisfy People’s Republic of China (“PRC”) regulations which prohibit or restrict foreign companies from owning or operating telecommunications, internet content, financial services and certain other businesses in China. The Company expects that it will continue to be involved in and provide additional financial support under similar arrangements in the future, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to directors and executive officers.

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of September 30, 2002, the Company had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

Pursuant to the agreements with Beijing Sohu and the shareholders of Beijing Sohu, certain operations related to the Company’s online content were transferred to Beijing Sohu in order to allow Beijing Sohu to develop and provide content to the Company for a monthly service fee, which will be subject to periodic adjustment as agreed between the parties. The Company paid $36,000 and $108,000 in such service fees for the three and nine months ended September 30, 2002, respectively, as compared to $36,000 and $144,000 for the corresponding three and nine month periods in 2001. Because of PRC regulations which prohibit foreign companies from operating in the telecommunications industry, Beijing Sohu contracted with network operators on behalf of the Company substantially all subscription revenues of $2,525,000 and $349,000 during the three months ended September 30, 2002 and 2001, respectively. At September 30, 2002, trade accounts receivable included receivables from Beijing Sohu of $1,241,000, primarily related to subscription revenues ultimately due from third party network operators. Beijing Sohu issued invoices on behalf of the Company for e-commerce sales of $154,000 and $689,000 for the three and nine months ended September 30, 2002, respectively (2001 comparative periods were $0).

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in Beijing Century High-Tech Company Limited (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company has extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. These loans are included in long term loans to related parties.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties. As of September 30, 2002, the Company had recorded a valuation allowance of $2,000 against long-term loans to related parties for losses incurred by Hengda. During the three and nine months ended September 30,2002, the Company had no other transactions with Hengda.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian Information Technology Co., Ltd. (“Sohu-Guolian”), a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. During the three months ended September 30, 2002, the Company provided Sohu-Guolian with website development services amounting to $31,000. As of September 30, 2002, the Company had recorded a valuation allowance of $115,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of September 30, 2002, payable to related parties included $314,000 and $1,135,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to the Company.

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

7. COMMITMENTS AND CONTINGENCIES

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

8. RECENT ACCOUNTING PRONOUNCEMENT

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that this announcement will have a significant impact on its financial statements.

9. RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform with current period presentation.

10. SUBSEQUENT EVENTS

In October 2002, the Company repurchased 1.2 million shares of its common stock at a price per share of $1.65 for total consideration of $1.98 million and paid a brokerage commission of $0.02 per share. The 1.2 million shares purchased by the Company are no longer outstanding, and are being held by the Company as treasury shares.

On October 21, 2002, the Board of Directors of the Company authorized the Company to repurchase up to $2 million of its outstanding shares of common stock in the open market from time to time. The Board of Directors’ approval stipulated, however, that the actual commencement of any repurchase program pursuant to the guidelines approved by the Board of Directors will require the approval of the Audit Committee of the Board of Directors. The precise timing of purchases, if any, and the actual number of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, the Company’s available cash and other factors. If commenced, repurchases may be suspended or discontinued at any time at the discretion of the Company’s management or as required by the Audit Committee of the Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and”Sohu.com” are to Sohu.com Inc., our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), and our affiliates Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), and Sohu-Guolian Information Technology Co., Ltd. (or Sohu-Guolian) and these references should be interpreted accordingly. Except where the context requires otherwise, these references include all of our subsidiaries. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-

looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading Internet portal in China in terms of brand recognition. Our portal consists of sophisticated Chinese language Web navigational and search capabilities, 17 main content channels, Web-based communications and community services and a platform for subscription, short messaging and e-commerce services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career. We also offer free and paid Web-based e-mail. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board, and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features include proprietary Web navigational and search capabilities that reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. On October 18, 2000, we acquired ChinaRen to further expand our online network. ChinaRen is an online portal located in China that targets mainland Chinese Internet users with its strong community products.

We were incorporated in Delaware, USA during August 1996 as Internet Technologies China Incorporated and in September 1999 we changed our corporate name to Sohu.com Inc.

Except for the three months ended September 30, 2002, when we earned a small profit after taking into account interest income earned on investments, we have incurred significant net losses and accumulated negative cash flows from operations since inception. As of September 30, 2002, we had an accumulated deficit of $75.1 million. These losses have been funded with proceeds of preferred stock private placements and our initial public offering completed in July 2000. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. We may not sustain profitability.

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

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3.6 million net of allowance for doubtful accounts of

$759,000 as of September 30, 2002. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, an additional allowance might be required. If customers settle with us the accounts recorded as bad debts, the corresponding allowance will be reversed.

We reclassified our long-term investments in marketable debt securities from held-to-maturity to available-for-sale during the three months ended September 30, 2002, as we may we sell our marketable debt securities before their scheduled maturities. For the three months ended September 30, 2002, we recorded unrealized gains on our marketable debt securities of $491,000 as accumulated other comprehensive income in shareholders’ equity.

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Total net revenues were $7.5 million and $18.2 million for the three and nine months ended September 30, 2002, respectively, as compared to $3.6 million and $8.9 million for the corresponding three and nine month periods in 2001. For the three months ended September 30, 2002 and 2001, advertising revenues constituted $3.7 million and $2.4 million, respectively, and non-advertising revenues were $3.8 million and $1.1 million, respectively. For the nine months ended September 30, 2002 and 2001, advertising revenues constituted $9.5 million and $6.7 million, respectively, and non-advertising revenues were $8.6 million and $2.2 million, respectively.

Advertising Revenues

Advertising revenues increased by $1.2 million to $3.7 million for the three months ended September 30, 2002 and increased by $2.8 million to $9.5 million for the nine months ended September 30, 2002, as compared to the corresponding three and nine month periods in 2001. The increase was primarily due to (a) the increasing number of Chinese domestic advertisers purchasing space on our online media properties as online advertising gains acceptance in China, (b) larger and longer-term purchases by certain advertisers and (c) our 2002 launch of Sohu.net where we provide advertising services to small and medium enterprises. The increased advertising volume offset the decreases in advertising prices which we experienced over the past 12 months, and resulted in the overall $1.2 million increase in advertising revenues for the quarter. Sales to Sohu’s five largest advertisers were 13% and 11% of total advertising revenues for the three and nine months ended September 30, 2002, respectively, as compared to 19% and 24% of total advertising revenues for the corresponding three and nine month periods in 2001.

Non-advertising Revenues

Non-advertising revenues increased by $2.7 million to $3.8 million for the three months ended September 30, 2002 and increased by $6.5 million to $8.6 million for the nine months ended September 30, 2002, as compared to the three and nine month periods in 2001. Non-advertising revenues for the three months ended September 30, 2002 were derived from e-commerce services of $1.2 million, subscription fees of $2.6 million, and other services of $45,000. Non-advertising revenues for the nine months ended September 30, 2002 were derived from e-commerce services of $3 million, subscription fees of $5.3 million, and other services of $234,000. E-commerce revenues are earned from direct sales of consumer products through Sohu’s website. Subscription revenues are generated mainly from short messaging services and payments for our email, alumni club and news services. Other revenues are derived from providing technology services and the sale of hardware to corporate customers. The increase in e-commerce and subscription revenues was attributable to the maturity of these business lines that were started during the three months ended March 31, 2001.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues increased by $945,000 to $3.3 million for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Total cost of revenues increased by $2.5 million to $9.3 million for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. For the three months ended September 30, 2002 and 2001, advertising cost of revenues were $1.5 million and $1.6 million, respectively, and non-advertising cost of revenues were $1.9 million and $823,000, respectively. For the nine months ended September 30, 2002 and 2001, advertising cost of revenues were $4.4 million and $5.2 million, respectively, and non-advertising cost of revenues were $5 million and $1.6 million, respectively.

Advertising Cost of Revenues
Advertising cost of revenues decreased by $103,000 to $1.5 million for the three months ended September 30, 2002 and decreased by $758,000 to $4.4 million for the nine months ended September 30, 2002, as compared to the corresponding three and nine month periods in 2001. This decrease was primarily due to lower cost of bandwidth and decreased staff and related costs through rationalization of the operations of Chinaren acquired in October 2000.

Non-advertising Cost of Revenues
Non-advertising cost of revenues increased by $1 million to $1.9 million for the three months ended September 30, 2002 and increased by $3.3 million to $4.9 million for the nine months ended September 30, 2002, as compared to the corresponding three and nine month periods in 2001. For the three months ended September 30, 2002, non-advertising cost of revenues primarily included $983,000 in e-commerce cost of revenue and $888,000 in subscription cost of revenue. For the nine months ended September 30, 2002, non-advertising cost of revenues primarily included $2.6 million in e-commerce cost of revenues and $2.1 million in subscription cost of revenues. E-commerce cost of revenues consists of the purchase price of consumer products sold by Sohu and inbound and outbound shipping charges and subscription cost of revenue consists of subscription collection and short message transmission charges paid to third party network operators. E-commerce and subscription cost of revenues do not include allocations for website operating costs. As substantially all e-commerce and subscription cost of revenues are direct variable expenditures, the higher costs in 2002 are due to the higher sales volume associated with the development of these business lines.

Product Development Expenses
Product development expenses increased by $267,000 to $1.5 million for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The increase was primarily attributable to expansion of subscription services. Product development expenses decreased by $181,000 to $4 million for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The decrease was primarily attributable to decreased staff and related costs through rationalization of the operations of ChinaRen acquired in October 2000.

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2002 were $1.9 million, approximately the same as for the three months ended September 30, 2001. Sales and marketing expenses decreased by $817,000 to $5.7 million for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The decrease was primarily due to a reduction in advertising and promotional spending.

General and Administrative Expenses
General and administrative expenses decreased by $115,000 to $955,000 for the three months ended September 30, 2002 and decreased by $614,000 to $2.9 million for the nine months ended September 30, 2002, as compared to the corresponding three and nine month periods in 2001. The decrease was primarily attributable to decreased staff and related costs through rationalization of the operations of ChinaRen acquired in October 2000.

Amortization of Intangibles
There was no amortization expense during the three and nine months ended September 30, 2002 because all intangible assets giving rise to amortization were written off in 2001. The amortization expense of $4.2 million and $12.6 million for the three and nine months ended September 30, 2001, respectively, was related to intangible assets of $33.6 million arising from the October 18, 2000 acquisition of ChinaRen. During the three months ended September 30, 2001, the unamortized balance of $17.7 million was written off and recorded as an impairment charge.

Operating Loss
As a result of the foregoing, we had an operating loss of $126,000 for the three months ended September 30, 2002 as compared to $24.9 million for the corresponding three month period in 2001, and an operating loss of $3.8 million for the nine months ended September 30, 2002 as compared to $42.4 million for the corresponding nine month period in 2001.

Other Expenses
Other expenses for the three and nine months ended September 30, 2002 mainly included $65,000 and $115,000 as a valuation allowance against long-term loans to related parties for losses incurred by Sohu-Guolian which commenced operations in the second quarter of 2002. Other expenses for the three and nine months ended September 30, 2001 mainly represented $500,000 for the write-off of other assets.

Interest Income
Interest income decreased by $157,000 to $305,000 for the three months ended September 30, 2002 and decreased by $920,000 to $934,000 for the nine months ended September 30, 2002, as compared to the corresponding three and nine month periods in 2001. The decrease was primarily attributable to Federal Reserve interest rate cuts during the past year and a decrease in the balance of cash, cash equivalents, and investments in marketable debt securities.

Net Income (Loss)
As a result of the foregoing, we had net income of $112,000 for the three months ended September 30, 2002, as compared to a net loss of $25 million for the corresponding three month period in 2001, and a net loss of $3 million for the nine months ended September 30, 2002, as compared to a net loss of $41.1 million for the corresponding nine month period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of preferred stock and our initial public offering completed in July 2000. From inception through September 30, 2002, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. The Company invests its excess cash in marketable debt securities of high quality investment grade. As of September 30, 2002, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $43.1 million.

Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2002, primarily due to our net loss $3 million, adjusted for depreciation and amortization of $3.7 million, provision for allowance for doubtful accounts of $798,000 and other changes in working capital. Net cash used in operating activities was $10.1 million for the nine months ended September 30, 2001, primarily due to our net loss of $41.1 million and an increase in working capital of $3 million, offset by amortization and impairment of intangibles of $30.3 million and depreciation and amortization of $3 million.

Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2002, and primarily due to long-term investments in marketable debt securities of $2.8 million, the purchase of fixed assets of $2.1 million and long-term loans to related parties of $3.3 million for financing investments in High Century, Hengda and Sohu-Guolian. Net cash used in investing activities was $20.9 million for the nine months ended September 30, 2001, primarily due to long-term investments in marketable debt securities of $17 million, the purchase of fixed assets of $3.1 million and other assets of $747,000.

There was no significant net cash provided by financing activities for the nine months ended September 30, 2002 and 2001.

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

The Company has entered into the following arrangements with Dr. Charles Zhang, our Chief Executive Officer and a major Sohu shareholder, and certain of our employees to satisfy PRC regulations which prohibit or restrict foreign companies from owning or operating telecommunications, internet content, financial services and certain other businesses in China. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to directors and executive officers.

In June 2000, we extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of Sohu, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of Sohu. A subsidiary of Sohu has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of September 30, 2002, we had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

In November 2001, we entered into a loan and share pledge agreement with Dr. Charles Zhang, and Li Wei, another employee of Sohu, for the purpose of funding an equity investment of $4,595,000 by these two individuals in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of Sohu. Pursuant to the loan agreement, we have extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. These loans are included in long term loans to related parties.

In January 2002, we entered into a loan and share pledge agreement with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties. As of September 30, 2002, we had recorded a valuation allowance of $2,000 against long-term loans to related parties for losses incurred by Hengda.

The two loan agreements, which are subject to PRC law, include provisions that (i) the loans can only be repaid to us by transferring the shares of High Century or Hengda to us, (ii) the shares of High Century or Hengda cannot be transferred without the approval of Sohu, and (iii) we have the right to appoint all directors and senior management personnel of High Century and Hengda. Charles Zhang and Li Wei have pledged all of their shares in High Century and Hengda as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, and January 2003, in the case of Hengda, or at such time as Dr. Charles Zhang or Li Wei, as the case may be, is not an employee of Sohu. We do not intend to request repayment of the loans as long as PRC regulations prohibit us from directly investing in businesses being undertaken by High Century and Hengda.

In April 2002, High Century invested $3,080,000 in Sohu-Guolian, a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. During the three months ended September 30,2002, the Company provided Sohu-Guolian with website development services amounting to $31,000. As of September 30, 2002, we had recorded a valuation allowance of $115,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of September 30, 2002, payable to related parties included $314,000 and $1,135,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to Sohu.

We expect that we will continue to be involved in and provide financial support to Beijing Sohu, High Century, Sohu-Guolian and Hengda.

Chinese regulations limit our ability to convert renminbi into foreign currency for capital items. While operations in China are currently a net user of cash, the ability to use future cash generated in China for expenditures outside of China may be restricted. If the renminbi were to decline in value, our revenues in U.S. dollar terms would be reduced.

RISK FACTORS

RISKS RELATING TO SOHU.COM

Except for the three months ended September 30, 2002, we have incurred net losses since inception and losses could continue in the future.

Except for the three months ended September 30, 2002, we have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $75.1 million at September 30, 2002. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. We may not sustain profitability.

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

We began offering products and services under the www.Sohu.com Web site in February 1998. Accordingly, we have a limited operating history upon which investors can evaluate our business. In addition, our senior management and employees have worked together at our company for only a relatively short period of time. As an early stage company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	increase our online advertising revenues and successfully build our e-commerce, short messaging and subscription services businesses, given the early stage of development of the PRC Internet industry;

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer; and

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings.

PRC Internet laws and regulations are unclear and will likely change in the near future. If we are found to be in violation of current or future PRC laws or regulations, we could be subject to severe penalties.

We conduct our Internet business solely in the PRC through our wholly owned subsidiary, Beijing ITC. Beijing ITC is a wholly foreign owned enterprise, or WFOE, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In order to meet ownership requirements under PRC law which restrict or prohibit Sohu from operating in certain industries such as internet content provider, online stock trading and internet access, we have established Beijing Sohu, High Century and Hengda which are companies incorporated in the PRC and owned by Charles Zhang, our chief executive officer, and certain other employees of Sohu. As of September 30, 2002, Sohu had invested $5.1 million in Beijing Sohu, High Century and Hengda through loans to related parties. In 2000, we extended loans of $242,000 to Dr. Charles Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by our chief executive officer. In 2001 and 2002, we made loans of $4.6 million to Dr. Charles Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In March 2002, High Century entered into a joint venture agreement with Guolian Securities Co., Ltd., pursuant to which High Century has invested $3.1 million in Sohu-Guolian in return for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda or Sohu-Guolian.

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

Issues, risks and uncertainties relating to PRC government regulation of the PRC Internet sector include the following:

•
The PRC recently enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. If these regulations are interpreted to be inconsistent with our restructuring, our business will be severely impaired.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Beijing Sohu’s, Hengda’s, High Century’s or Sohu-Guolian’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Beijing Sohu’s, Hengda’s, High Century’s and Sohu-Guolian’s current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us, Beijing ITC, High Century, Hengda, Beijing Sohu, or Sohu-Guolian.

If we, Beijing ITC, High Century, Beijing Sohu, Hengda, or Sohu-Guolian are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu-Guolian’s income;

•	revoking our, Beijing ITC’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu-Guolian’s business license;

•	shutting down our, Beijing ITC’s, or Beijing Sohu’s servers and/or blocking our Web sites;

•	requiring us, Beijing ITC, High Century, Hengda, Sohu-Guolian or Beijing Sohu to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, High Century, Hengda, Beijing Sohu or Sohu-Guolian to discontinue any portion or all of its Internet business.

We may be unable to collect long term loans to related parties or exercise management influence associated with Beijing Sohu, High Century, Sohu-Guolian or Hengda.

At September 30, 2002, Sohu had provided long term loans of $5.1 million to Dr. Charles Zhang, Sohu’s Chief Executive Officer and a major Sohu stockholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Charles Zhang and 20% by certain of our employees, and Hengda, which is owned 80% by High Century and 20% by an employee. Beijing Sohu, High Century and Hengda are used to facilitate our participation in telecommunications, Internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to directors and executive officers.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to Sohu by transferring the shares of High Century, Hengda or Beijing Sohu to Sohu, (ii) the shares of High Century, Hengda or Beijing Sohu cannot be transferred without the approval of Sohu, and (iii) Sohu has the right to appoint all directors and senior management personnel of High Century, Hengda and Beijing Sohu. Dr. Charles Zhang and the other employee borrowers have pledged all of their shares in High Century, Hengda and Beijing Sohu as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, the earlier of a demand or 2010, in the case of Beijing Sohu, and after January 2003, in the case of Hengda, or, in any case, at such time as Dr. Charles Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by High Century, Hengda, Sohu-Guolian and Beijing Sohu.

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

Because we conduct our Internet business only in the PRC, and because we are restricted or prohibited by the PRC government from owning Internet content, financial services or telecommunication operations in the PRC, we are dependent on Beijing Sohu, Hengda, Sohu-Guolian and High Century in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content, financial services or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, Hengda, Sohu-Guolian and High Century fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

Charles Zhang, our chief executive officer, controls Beijing Sohu, Hengda, Sohu-Guolian and High Century. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

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

We derive a significant portion of our revenues from the sale of advertising on our Web sites. For the three and nine months ended September 30, 2002, advertising revenues represented approximately 49% and 53%, respectively, of our total revenues, as compared to 68% and 76% for the corresponding periods in 2001.

The online advertising market in China is new and relatively small. Our ability to generate and maintain significant online advertising revenues in China will depend, among other things, on:

•	the development of a large base of users possessing demographic characteristics attractive to advertisers;

•	downward pressure on online advertising prices;

•	acceptance by advertisers that online advertising is effective;

•	the development of independent and reliable means of verifying traffic; and

•	the effectiveness of our advertising delivery, tracking and reporting systems.

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

We derive a significant portion of our revenues from subscription services on our Web sites. For the three and nine months ended September 30, 2002, subscription revenues represented approximately 34% and 29%, respectively of our total revenues, as compared to 10% and 6% for the corresponding periods in 2001.

Substantially all subscription revenues are earned from providing short messaging services and using the mobile operator’s gateway to facilitate payments for our web based products. Our business plan is dependent upon further increases in revenues from subscription services and the expansion of our subscriber base.

With respect to our subscription services, we depend on the cooperation of China Mobile Communication Corporation and its subsidiaries, or CMCC, and to a lesser extent China Unicom Co., Ltd. and its subsidiaries, or Unicom. We rely on CMCC and Unicom in the following ways:

•	we provide short messaging services through CMCC’s and Unicom’s network and gateway;

•	we utilize their billing systems to charge our subscribers basis;

•	we utilize their collection proxy services to collect payments from subscribers; and

•	we rely on their infrastructure to further develop our subscription services.

If CMCC’s or Unicom’s systems encounter technical problems, they refuse to cooperate with us or launch competing services, our subscription services may cease or be severely disrupted, which would have a significant and adverse impact on our operating results. If CMCC or Unicom was unwilling to cooperate with us, we would not be able to find substitute partners.

We rely on e-commerce services for a significant portion of our revenues.

We derive a significant portion of our revenues from e-commerce sales from our Web sites. For the three and nine months ended September 30, 2002, e-commerce revenues represented approximately 16% and 17%, respectively, of our total revenues, as compared to 15% and 11% for the corresponding periods in 2001.

Substantially all e-commerce revenues are earned from the sale of consumer products. Our business plan is dependent upon further increases in revenues from e-commerce.

We face the following risks with respect to our e-commerce business line:

•	the online shopping market is small and unproven in China and, therefore, we may not be able to sustain revenue growth or maintain existing revenue levels;

•	we may not be able to maintain our existing gross margins because of competitors such as Joyo, Bertlesman Online, and Dang Dang;

•	credit cards are not widely used in China and, therefore, we rely on cash on delivery for collecting payments whereby we have a collection risk from the companies providing delivery service; and

•	future government regulations could restrict us from further expanding or continuing this business.

In 2002, through High Century, we invested $3.1 million in Sohu-Guolian, a joint venture which provides services to the online trading and financial services industries.

The success of this investment depends, among other things, on the following factors:

•	conditions and trading volumes in the China securities market which currently can be considered weak;

•	the acceptability and development of online stock trading in China which is unknown at this time;

•	expansion, which is dependent on the development of China’s banking system (which currently does not allow for nation wide remote account opening);

•	cooperation from Guolian Securities Co., Ltd., our joint venture partner, who we rely on to provide technical expertise, licensing and other resources to allow Sohu-Guolian to provide services; and

•
future legislation to allow Sohu-Guolian to obtain its own online securities trading license as currently regulations do not exist which would allow Sohu-Guolian to obtain its own online trading license.

There is no assurance that Sohu-Guolian will be successful, and, in addition, we believe that it is unlikely that Sohu-Guolian will be profitable in 2003 or 2004.

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

We will not be able to attract visitors, advertisers, paying subscribers, short messaging and e-commerce customers if we do not maintain and develop the Sohu brand.

Maintaining and further developing our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, subscribers, and short messaging and e-commerce customers, we may need to increase substantially our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

Our success in promoting and enhancing our brand, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brand successfully or if visitors to our portal or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers, and short messaging and e-commerce customers.

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

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, President and chief executive officer of our company and the founder and President of Beijing Sohu, High Century, and Hengda. We rely on his expertise in our business operations and on his personal relationships with some of our principal stockholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, High Century, and Hengda. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into a confidentiality, non-competition and non-solicitation agreement with us. These officers also have agreements with Beijing ITC, our PRC operating subsidiary, which contain substantially similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology staff for the operation of Sohu. Given the competitive nature of the industry, the risk of key technology staff leaving Sohu is high and could have a disruptive impact on our operations.

Rapid growth and a rapidly changing operating environment strain our limited resources.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As our audience and their Internet use increase, as the demands of our audience and the needs of our customers change and as the volume of online advertising, short messaging and e-commerce activities increases, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	adapt our services and maintain and improve the quality of our services;

•	protecting our website from hackers and unathorized access;

•	continue training, motivating and retaining our existing employees and attracting and integrating new employees; and

•	developing and improving our operational, financial, accounting and other internal systems and controls.

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

We depend on a small group of advertisers for a significant portion of our total revenues. During the nine months ended September 30, 2002 and 2001, our five largest advertisers accounted for approximately 11% and 24% of our total advertising revenues, respectively. Our business, financial condition and results of operations would be adversely affected by the loss of one or more of our significant advertisers or a decrease in the volume of advertising by any these advertisers.

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

Beijing ITC has incurred losses since its inception and may continue to incur losses in the foreseeable future. Therefore, we have not received any dividends or other distributions from Beijing ITC in the past and do not expect any dividends in the foreseeable future.

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

RISKS RELATING TO OUR MARKETS

We will rely on online advertising sales, subscription, short messaging and e-commerce services for a significant portion of our future revenues, but the Internet has not been proven as a widely accepted medium for advertising, subscription, short messaging or e-commerce services.

We expect to derive a significant portion of our revenue for the foreseeable future from online advertising, subscription, short messaging and e-commerce services. If the Internet is not accepted as a medium for advertising, subscription, short messaging or e-commerce services, our ability to generate revenues will be adversely affected.

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

Many of our current and potential advertising, subscription, short messaging and e-commerce customers have only limited experience using the Internet for advertising, subscription, short messaging or commerce purposes, and may not be willing to fully embrace the products and services we offer, which would adversely affect our future revenues and business expansion.

The online advertising, subscription, short messaging and e-commerce markets are new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising, subscription, short messaging and e-commerce customers have limited experience using the Internet for advertising or commerce purposes and historically have not devoted a significant portion of their advertising and sales budgets to Internet-based advertising and e-commerce. Moreover, customers that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. In addition, companies may choose not to advertise or sell their products on our portal if they do not perceive our online advertising and e-commerce platform to be effective or our audience demographics to be desirable. The failure to successfully address these risks or execute our business strategy would significantly reduce our profitability.

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

There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Some of our major competitors in China are major United States Internet companies, such as Yahoo! Inc and Nasdaq listed companies Sina.com and Netease. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as Legend Computer, America Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

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

We depend on ChinaNet, Netcom, China Telecom and the Beijing Telecom Administration for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedental value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiary, Beijing ITC, is a wholly-foreign owned enterprise, or a WFOE, which is an enterprise incorporated in mainland China and wholly-owned by foreign investors. Beijing ITC is subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

Our reporting currency is the U.S. Dollar. However, substantially all of revenues are denominated in Renminbi. Our revenues as expressed in our U.S. Dollar financial statements will decline in value if the Renminbi depreciates relative to the U.S. Dollar. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

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

There were approximately 34,558,349 shares of our common stock outstanding as of November 1, 2002, as well as options to purchase an additional 5,759,523 shares of our common stock. Of the outstanding shares, 25,424,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

Sohu issued 4,600,000 shares of common stock in connection with the initial public offering. All of these shares are freely tradable without restriction unless they are held by our “affiliates” as that term is defined in Rule 144 under the Securities Act.

On October 18, 2000, we issued an aggregate of 4,401,500 shares of our common stock to the former stockholders of ChinaRen in connection with our acquisition of that company. All of these shares are currently freely tradable without restriction.

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

Our chief executive officer beneficially owns more than 25% of the outstanding shares of our common stock and is our largest stockholder. Our second largest stockholder, together with our chief executive officer, our other executive officers and members of our Board of Directors, beneficially own more than 50% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three months ended September 30, 2002 was not material.

INVESTMENT RISK

a) Investments in Beijing Sohu, High Century, Hengda and Sohu-Guolian

The Company has entered into the following arrangements with Dr. Charles Zhang, our Chief Executive Officer and a major Sohu shareholder, and certain of our employees to satisfy PRC regulations which prohibit or restrict foreign companies from owning or operating telecommunications, internet content, financial services and certain other businesses in China. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to directors and executive officers.

In June 2000, we extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of Sohu, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of Sohu. A subsidiary of Sohu has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of September 30, 2002, we had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

In November 2001, we entered into a loan and share pledge agreement with Dr. Charles Zhang, and Li Wei, another employee of Sohu, for the purpose of funding an equity investment of $4,595,000 by these two individuals in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of Sohu. Pursuant to the loan agreement, we have extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. These loans are included in long term loans to related parties.

In January 2002, we entered into a loan and share pledge agreement with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties. As of September 30, 2002, we had recorded a valuation allowance of $2,000 against long-term loans to related parties for losses incurred by Hengda.

The two loan agreements, which are subject to PRC law, include provisions that (i) the loans can only be repaid to us by transferring the shares of High Century or Hengda to us, (ii) the shares of High Century or Hengda cannot be transferred without the approval of Sohu, and (iii) we have the right to appoint all directors and senior management personnel of High Century and Hengda. Charles Zhang and Li Wei have pledged all of their shares in High Century and Hengda as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, and January 2003, in the case of Hengda, or at such time as Dr. Charles Zhang or Li Wei, as the case may be, is not an employee of Sohu. We do not intend to request repayment of the loans as long as PRC regulations prohibit us from directly investing in businesses being undertaken by High Century and Hengda.

In April 2002, High Century invested $3,080,000 in Sohu-Guolian, a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. During the three months ended September 30,2002, the Company provided Sohu-Guolian with website development services amounting to $31,000. As of September 30, 2002, we had recorded a valuation allowance of $115,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of September 30, 2002, payable to related parties included $314,000 and $1,135,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to Sohu.

(b) Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities were re-classified from held-to-maturity to available-for-sale in September 2002 and have been reported at fair market value. As of September 30, 2002, the unrealized gains of $491,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (November 8, 2002), or the Evaluation Date, within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Sohu would be made known to them by others within the company. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II . OTHER INFORMATION

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

During the three months ended September 30, 2002, we did not use any proceeds from the offering for operating or investing activities. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering has not represented a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Subsequent Event
In October 2002, we repurchased 1.2 million shares of our common stock at a price per share of $1.65 for total consideration of $1.98 million and paid a brokerage commission of $0.02 per share. The 1.2 million shares we purchased are no longer outstanding, and are being held by us as treasury shares.

On October 21, 2002, our Board of Directors authorized us to repurchase up to $2 million of our outstanding shares of common stock in the open market from time to time. The Board of Directors’ approval stipulated, however, that the actual commencement of any repurchase program pursuant to the guidelines approved by the Board of Directors will require the approval of the Audit Committee of the Board of Directors. The precise timing of purchases, if any, and the actual number of any shares repurchased will be determined by our management based on its evaluation of market conditions, our available cash and other factors. If commenced, repurchases may be suspended or discontinued at any time at the discretion of our management or as required by the Audit Committee of the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Please see the Exhibit Index attached hereto.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOHU.COM INC.

Dated: November 14, 2002

By:/s/ Derek Palaschuk
Chief Financial Officer & Senior Vice President (Principal Financial Officer)

CERTIFICATIONS

I, Dr. Charles Zhang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sohu.com Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dr. Charles Zhang
President, Chief Executive Officer and Chairman of the Board of Directors

I, Derek Palaschuk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sohu.com Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Derek Palaschuk
Chief Financial Officer & Senior Vice President

Sohu.com Inc.
Quarterly Report on Form 10-Q For Quarter Ended September 30, 2002

EXHIBITS INDEX

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002