Form 10-K
period 2002-12-31
SOHU COM INC
filed 2003-03-28
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 0-30961

SOHU.COM INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0204667
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7 Jianguomen Nei Avenue

Suite 1519, Tower 2

Bright China Chang An Building

Beijing 100005

People’s Republic of China

(Address of principal executive offices)

(011) 8610-6510-2160

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 28, 2002 as reported on the Nasdaq National Market, was approximately $29.7 million.

As of February 28, 2003, there were 34,822,538 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2003 Annual Meeting of Stockholders to be filed on or about April 16, 2003 are incorporated into Part III of this report.

PART I

As used in this report, except where the context otherwise requires, references to “us,” “we,” “our,” “our company,” “Sohu” and”Sohu.com” are to Sohu.com Inc., our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), and Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), and our affiliates Beijing Century High-Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu) and Sohu-Guolian Information Technology Co., Ltd. (or Sohu-Guolian), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview

We are one of the leading Internet portals in China in terms of brand recognition. Our portal consists of sophisticated Chinese language Web navigational and search capabilities, 17 main content channels, Web-based communications, alumni club and community services and a platform for e-commerce, subscription and short messaging services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career. We also offer free and paid Web-based e-mail. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features include proprietary Web navigational and search capabilities that reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users.

We derive revenues primarily through the sale of advertising, e-commerce and subscription and short messaging services. We mainly rely on an internal sales force for the sale of advertising. As of December 31, 2002, our direct sales organization consisted of sales staff located in Beijing, Shanghai, Guangzhou, and Hong Kong. Non-advertising revenues are derived from Sohu’s users who access our paid services through our Website.

Substantially all of our operations are conducted through our wholly owned PRC subsidiary Beijing ITC.

Products and Services

The following is a brief description of the products and services we offer under the main categories of home page and navigational context, aggregated content, communication tools, e-commerce services and subscription services including short messaging. We intend to continue to add new products and services to our portal, to provide products and services that can be monetized, to better integrate our products and services and to expand the function/solution aspects of our content channels.

Home Page and Navigational Context

Online Directory

Search Engine

Communication Tools

E-Mail

Chat Rooms

Message Boards

Online Polling

Alumni Club

Dating and Friends Matching

Photo Album

Address Book

Calendar

Greeting Cards

Non-advertising Services

E-Commerce Services

Subscription and Short Messaging Services

Internet Access Services

Online Stock Trading Services

Aggregated Content News Sports Women Information Technology Business and Finance Entertainment Automobile Real Estate Dating Health Travel Learning Career Going Abroad Lifestyle Games Comics

Home Page and Navigational Context

We organize our portal around the Sohu.com home page and offer a comprehensive guide to Web navigation, aggregated content, communication tools, short messaging services, and e-commerce services. The key feature is our online directory.

Online Directory. Our online directory was designed and has been continuously refined to reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. We are the first site in China to introduce manual Web classification, and Chinese Web site classification remains one of our key strengths. Our directory covers the following 18 principal categories:

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

In addition, we offer a function called “Global Web Search.” The Global Web Search uses our proprietary association database to browse the World Wide Web and collect and organize Chinese language Web content. We also offer English language search functions.

Aggregated Content

We aggregate content on a variety of topics, organized around 17 main channels. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. We also have regional Web sites in 16 different cities. As of December 31, 2002, we had over 300 content suppliers, which enable us to provide a wide range of content offerings. Our content suppliers are leading Chinese language media and information providers in a variety of fields with coverage over major cities in China. The arrangements we have with our content suppliers are typically short-term and not exclusive.

All of our channels, including co-branded third party content on our portal, are defined by the following features that together constitute the distinct Sohu “look and feel”: the Sohu.com logo, our “search fox” mascot that displays different postures in different channels, the navigation bar, the color combination, the size and type of the Chinese characters, the large spacing used in our directories and the reporting style. The first row of the navigation bar remains the same in each channel, listing the 17 main channels as set forth above, but the links in the second row of the navigation bar are selected to reflect users’ interests in that specific channel. Below are descriptions of some of our main channels.

News

Delivers a comprehensive selection of local, national and international news from newspapers, magazines and other information providers throughout China. Full text search is available on each page.

Sports

Provides the latest in national and international sports headlines, results, commentaries and analyses.

Women

Covers a broad range of lifestyle-related topics that are of particular interest to Chinese women. This channel covers fashions and trends, beauty, society, emotion and other areas.

Information Technology

Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese companies in this industry. Features information technology news, product reviews and software downloads. This channel also provides Web navigation handbooks for Internet novices.

Business and Finance

Features business and financial news provided by leading financial information services in China. Users can retrieve real-time stock quotes, exchange rates, annual reports, research reports and other information on selected companies on this channel.

Automobile

Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese automakers. This channel also provides automobile features, news, and product reviews.

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

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users which are important in promoting user affinity to our portal:

E-Mail

We offer e-mail to our users for which we charge a nominal one time registration fee. During the year, we enabled our e-mail to be accessed via the mobile phone for which users pay a monthly subscription fee.

Chat Room

Our Java-based chat services enable participants to interact in real-time group discussions or create their own private one-on-one chat rooms. We currently have chat rooms covering 14 broad interest areas such as sports, romance, finance and current events.

Message Boards

Users can post and exchange information on message boards covering 15 main topics ranging from education and immigration to fashion and sports.

Online Polling

From time to time our channels place short, focused polls covering a variety of topics that are of interest to our users and advertisers.

Alumni Club

Alumni Club is a data base service containing information on schools, classes and classmates which allows classmates to communicate and find each other. At December 31, 2002, there were approximately 30 million registered users.

Dating and Friends Matching

Through our short messaging channel users can join paid clubs which provide dating and friends matching.

E-Commerce Services

On store.sohu.com we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of whom are individuals in Beijing, Shanghai and Guangzhou. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis.

Subscription and Short Messaging Services

We provide subscription and short messaging services for mobile phone users through sms.sohu.com. Our sms.sohu.com users can subscribe for paid services, which include over 200 different products such as email, alumni club, dating and friends matching, news, ring and logo downloads, games, and other mobile related contents. Because of restrictions on foreign companies working in the PRC telecommunications industry, we have used Beijing Sohu to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our short messaging fees, which range from $.01 to $.25 per message or subscriptions of $1.21 to $3.13 per month. Beijing Sohu pays the mobile network operators a fee for each message sent and a percentage of revenues based on cash collections. We record our short messaging fees as e-subscriptions revenue.

Internet Access Services

In 2002, we established Hengda, a PRC company that is 80% owned by High Century and 20% owned by Ms. Li Wei. Hengda is structured as an Internet service provider, or ISP, to provide public Internet access services. During the third quarter of 2002, Hengda began providing Internet access services in Beijing. Revenues from Internet access services are included as e-subscriptions revenue and are not a material part of our business.

Online Stock Trading Services

In March 2002, High Century and Guolian Securities Co., Ltd., an existing PRC securities brokerage, established Sohu-Guolian, a company that provides online securities trading on sohustock.com. Sohu-Guolian is 51% owned by High Century and 49% owned by Guolian Securities. We do not consolidate Sohu-Guolian because Sohu-Guolian is jointly controlled and its common stock are held by related parties in order to meet Chinese regulatory requirements.

Advertising Sales

Advertising Programs

For 2002, we derived about half of our revenues from online advertising contracts which are normally less than one year in duration. Online advertising includes banners, links, logos and buttons placed on our Web sites and sponsorship of a particular Web site area. We charge advertisers daily rates for banners, links, logos and buttons. Sponsorship contracts for a particular area of the Web site may require fixed payments over the contract period. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our portal. Discounts from standard rates are typically provided for higher volume, longer-term advertising contracts, and may be provided for promotional purposes.

Advertising Customers

During the year ended December 31, 2002, over 500 companies advertised on our portal. Advertising revenue was split among domestic Chinese companies, which contributed 81% of total advertising revenue, and multinational companies, which provided most of the balance. Our customers included Motorola, Nokia, Compaq, IBM and Intel, as well as numerous Chinese domestic companies such as TCL, Wahaha, Unicom and Kejian. In 2002, our five largest advertisers accounted for approximately 14% of total advertising revenues. We will continue to target Chinese domestic and multinational companies as our key advertisers.

During the year ended December 31, 2000, Sohu recognized revenue of $433,000 from a purchaser of Series D Convertible Preferred Stock.

Sales Organization

We mainly rely on direct sales by our internal sales force for the placement of our online advertisement inventory. We also use advertising agents to sell advertising on our Web site. As of December 31, 2002, our sales and marketing offices are located in Beijing, Shanghai, Guangzhou, and Hong Kong. We intend to expand and develop our sales organization in the China market.

Marketing and Brand Awareness

The focus of our marketing strategy is to generate brand awareness for Sohu.com with advertisers, Chinese Internet users and the Chinese public at large. During the year ended December 31, 2002, we spent approximately $1.7 million in advertising expenses. As a result of the media attention afforded to us as pioneer of the PRC Internet industry, we have been able to generate substantial public awareness of Sohu in China.

Competition

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, e-commerce transactions, subscription and short messaging services and potential partners. The Internet market in China is new and rapidly evolving. Competition is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet portal market, including Netease, Sina Corporation, Tom.com and Yahoo! China. In addition, a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities, may have competitive advantages over us in terms of:

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

We compete with other portals in China for advertising, subscription and short messaging and e-commerce revenues primarily on the following basis:

•	brand recognition;

•	volume of traffic and users;

•	quality of Web site and content;

•	strategic relationships;

•	quality of online advertising and e-commerce services;

•	effectiveness of sales and marketing efforts; and

•	price.

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In particular, our online directory also faces competition from software and other Internet products and services incorporating search and retrieval capabilities. In addition, operators of leading Web sites or Internet service providers, including large corporations such as Microsoft/MSN, Yahoo!, Terra Lycos and America Online, currently offer, and could expand, their online products and services targeting China. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, like newspapers, magazines, radio and television for advertisers and advertising revenue. Please refer to “Risk Factors” for a more detailed discussion of the risks we face from our competitors.

Government Regulation and Legal Uncertainties

The following description of PRC laws and regulations is based upon the opinions of TransAsia Lawyers, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

Overview

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered in detail by a number of existing laws and regulations. The PRC Internet industry is regulated by various governmental authorities, such as the Ministry of Information Industry, or MII (formerly the Ministry of Post and Telecommunications, or MPT), the State Administration of Industry and Commerce, or SAIC, the State Press and Publications Administration, or SPPA, and the Ministry of Public Security.

Telecommunications

On October 1, 2000, the Telecommunications Regulations of the People’s Republic of China, or the Telecom Regulations, went into effect. The Telecom Regulations set out the general framework under which domestic Chinese companies may engage in various types of telecommunications services in the PRC. The Telecom Regulations reiterate the long-standing principle that telecommunications service providers need to procure operating licenses as a mandatory precondition for the commencement of operations. A distinction is drawn between “basic telecommunications services” and “value-added telecommunications services.” “Value-added telecommunications services” are defined as telecommunications and information services provided through public networks. A “Catalogue of Telecommunications Business,” which is attached to the Telecom Regulations and was updated on June 2001, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services. The Catalogue lists the following services as being of a value-added nature: (a) e-mail, (b) voice mail, (c) online information storage and retrieval, (d) electronic data interchange, (e) online data processing and exchange, (f) value-added fax, (g) Internet access services, (h) Internet information services, (i) Internet data center services and Internet virtual private network services, (j) video-conferencing, (k) call center and voice mail services, and (l) certain mobile and satellite telecommunications services.

On December 20, 2001, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, must be established as Sino-foreign equity joint ventures. FITEs can undertake operations in basic telecom services and value-added telecom services. Under the FITE Regulations and in accordance with WTO-related documentation, the foreign party to a value-added FITE may currently hold up to 49% equity, and value-added FITEs may conduct business only within Beijing, Shanghai and Guangzhou and 14 other PRC cities. The equity limit of foreign investors will be increased to 50% and the geographical restriction will be lifted on December 11, 2003, after which point the PRC has not made any further commitment to liberalize its regulation of FITEs. In accordance with the FITE Regulations and Sino-Foreign Equity Joint Venture Law, we may consider establishing a foreign-invested telecom entity at an appropriate time.

The Administrative Measures for Telecommunications Business Operating Licenses, or Telecom License Measures, were promulgated by MII on January 4, 2002, to supplement the FITE Regulations. The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China (including FITEs), namely: licenses for basic services and licenses for value-added services. With respect to the latter, a distinction is made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities of the enterprise to which it was granted. An approved telecom service operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded on its Telecom Service Operating License. The Telecommunications License Measures also confirm that the MII is the competent approval authority for foreign-invested telecom enterprises.

Beijing ITC entered into a series of agreements with Beijing Sohu and Beijing Sohu’s two shareholders to provide Internet-related services in compliance with the PRC laws. Beijing Sohu is a PRC company that is 80% owned by Dr. Charles Zhang, our founder, President and Chief Executive Officer, and 20% owned by Ms. Jinmei He, another employee of our company. Beijing Sohu is structured as an Internet content provider, or ICP, and has obtained approval from the MII to develop Internet information services. Subject to the promulgation of additional regulations on foreign investment in the PRC telecom sector, Sohu.com Inc. might undertake other restructuring measures in order to increase the solidity and flexibility of our structure and optimize our position under current Chinese law.

Internet Information Services

On September 25, 2000, the State Council approved the Measures for the Administration of Internet Information Services, or the ICP Measures. Under the ICP Measures, any entity that provides information to online users of the Internet is obliged to obtain an operating license from the MII or its local branch at the provincial or municipal level in accordance with the Telecom Regulations described above.

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their home page. ICPsare obliged to police their Web sites in order to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions that have been promulgated by other ministries over the past few years.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner.

On December 29, 2000, the Beijing Telecommunications Administration (the municipal branch of the MII) issued to Beijing Sohu a Telecommunications and Information Services Operating License. This license was renewed on

April 30, 2002.

Online News Dissemination

On November 7, 2000, the Provisional Rules for the Administration of the Operation of News Publication Services by Web Sites were jointly promulgated by the State Council Information Office and MII. These rules stipulate that general web sites established by non-news organizations, such as Sohu, may publish news released by certain official news agencies if such web sites satisfy the requirements set forth in Article 9 of the rules, but may not publish news items produced by themselves or news sources from elsewhere. The aforementioned requirements include the following:

•	they must have a purpose and guidelines with respect to online news services that comply with laws and regulations;

•	they must have the necessary news editorial departments, funds, equipment and premises;

•	they must have professional staff in charge of editing who are experienced in journalism and are qualified at a medium or higher level to hold technical positions in journalism, and an appropriate number of editorial staff who are qualified at a medium or higher level to hold technical positions in journalism; and

•	they must use news sources such as State news agencies, news bureaus of departments under the State Council or news agencies directly under the provinces, autonomous regions or directly-administered municipalities.

The aforementioned rules also require the general Web sites of non-news organizations to apply to the State Council Information Office at the national level for approval after securing the consent of the State Council Information Office at the provincial level before they commence operating news dissemination services. Also, general Web sites intending to publish news released by the aforementioned news agencies or bureaus must enter into agreements with them and submit copies of those agreements to the relevant administration department. On December 27, 2000, the State Council Information Office approved Beijing Sohu to develop online news dissemination services.

Internet Publishing

The Provisional Rules for the Administration of the Publications Market, issued by the SPPA on November 8, 1999, define the online distribution of publications as the offering of online subscriptions for, and the purchase, storage, shipment, and sale of, publications over the Internet. On June 27, 2002, the SPPA and MII jointly issued the Provisional Rules for the Administration of Internet Publishing, or Internet Publishing Rules, which define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works primarily include content or articles formally published publicly in other press such as: (a) books, newspapers, periodicals, audio-visual products and electronic publications; and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited. Under the Internet Publishing Rules, Web portals such as Sohu.com are required to apply to and register with the SPPA before distributing Internet publications.

In this regard, Beijing Sohu submitted an application to the SPPA on November 20, 2002, and expects to receive notice of the SPPA’s formal approval soon.

Internet Medical, Health and Drug Information Services

The Measures for the Administration of Internet Medical and Health Information Services were issued by the Ministry of Health on January 8, 2001. Under these measures, the Ministry of Health, or MOH, is responsible for reviewing the qualifications of Web sites and approving their publication of health-related information. Additionally, in accordance with the Provisional Regulations for the Administration of Internet Drug Information Services, issued by the State Drug Administration, or SDA, on January 11, 2001, the formal approval of the SDA or one of its local branches is required before a Web site may disseminate drug-related information.

According to the aforementioned pieces of legislation, medical, health and drug information provided by Web sites must be scientific and accurate, and must indicate the sources of such information. Web sites that are approved to disseminate medical, health and drug information must also publish or reprint health policies, information on epidemics and major health-related incidents, and other health-related information in accordance with law. Furthermore, medical and drug-related advertisements published by such Web sites must not exaggerate the efficacy or promote the medical uses of such products.

Beijing Sohu obtained the aforementioned approvals from and completed registrations with the MOH and Beijing Drug Administration on June 12, 2002 and July 25, 2002, respectively.

Accordingly, in the opinion of TransAsia Lawyers, Beijing Sohu is in proper compliance with the statutory requirements relevant to its dissemination of information as an ICP.

Online Advertising

The State AIC, the government authority responsible for the Chinese advertising industry, is currently considering adopting new regulations governing online advertising. However, the Beijing AIC has already released and adopted a handful of regulations in this area, namely, the Notice Regarding the Standardization for Qualifications for the Operation of Online Advertising, Notice Regarding Applications by Network Economic Organizations for an Advertising Business License, Mandatory Regulations for the Administration Systems of Advertising Enterprises and Qualification Standards for the Registration of Online Advertising Business. We cannot predict the timing and effects of new State regulations.

According to the Notice Regarding the Standardization for Qualifications for the Operation of Online Advertising, those companies that have already obtained an advertising operating license may undertake design, production and agency work in relation to online advertising and may carry out advertising publication business via their own Web sites.

On May 18, 2000, the State AIC issued to Beijing ITC an advertising operating license, which enables us to conduct our online advertising business. That license was renewed by the State AIC in 2001 and 2002 and is subject to a standard annual review.

Online Stock Trading Services

In December 2001, Beijing ITC entered into a number of agreements with High Century, a PRC company that is 80% owned by Dr. Charles Zhang and 20% owned by Ms. Li Wei, another employee of our company. In March 2002, High Century and Guolian Securities Co., Ltd., an existing PRC securities brokerage, established Sohu Guolian, a company that provides technology and services for online securities trading on our web site in compliance with PRC law. A PRC company, Sohu Guolian is 51% owned by High Century and 49% owned by Guolian Securities.

In the PRC, online services related to securities trading are primarily governed under the Provisional Measures for the Administration of Online Securities Brokerages and the Procedures for the Approval of the Online Brokerage Services of Securities Companies, promulgated on March 30, 2002 and April 29, 2000, respectively, by the China Securities Regulatory Commission, or CSRC. These two sets of legislation stipulate that securities firms that have obtained a “Securities Business Operating Permit” must apply to the CSRC for approval to operate online securities trading services.

On December 28, 2001, the Beijing AIC issued a Business License to High Century. The services related to securities trading on our Web site are offered by Sohu Guolian. Guolian Securities is a minority shareholder in Sohu Guolian, holds a Securities Business Operating Permit issued by the CSRC and has been approved to conduct online securities trading business activities.

Accordingly, in the opinion of TransAsia Lawyers, the current Web-based services provided by our companies comply with the existing PRC laws, rules and regulations.

International Connections for Computer Information Networks

The State Council and the MII have promulgated regulations governing international connections for PRC computer networks, including:

•	Measures for the Administration of International Connections to China’s Public Computer Interconnected Networks (1996);

•	Provisional Regulations of the People’s Republic of China for the Administration of International Connections to Computer Information Networks (1997) and their Implementing Measures (1998);

•	Reply Concerning the Verification and Issuance of Operating Permits for Business Relating to International Connections for Computer Information Networks and for Public Multimedia Telecommunications Business (1998); and

•	Administrative Measures for International Communications Gateways (2002).

Under the above regulations, any entity wishing to access international connections for their computer information networks in the PRC, such as Beijing ITC, High Century, Sohu Guolian and Beijing Sohu, must comply with the following requirements:

•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections through an international communications gateway established with the approval of the MII.

In the opinion of TransAsia Lawyers, Beijing ITC, High Century, Sohu Guolian and Beijing Sohu are in proper compliance with all of these requirements.

Internet Access Services

In early 2002, we established Hengda, a PRC company that is 80% owned by High Century and 20% owned by Ms. Li Wei. Hengda is structured as an Internet service provider, or ISP, to provide public Internet access services.

The Telecom Regulations define the ISP business as a value-added telecommunications service (as described in the “Telecommunications” section above). In addition to meeting the conditions outlined above with regard to the use of international connections for computer information networks, PRC entities must obtain licenses from the MII (or its local branch) in accordance with the Telecom License Measures before starting business operations as an ISP. On February 7, 2002, the Beijing AIC issued a business license to Hengda. On March 19, 2002, Hengda received an ISP license, valid for five years, from the Beijing Administration Bureau. On October 22, 2002, the MII issued a license to Hengda allowing it to operate as an ISP in Beijing, Shanghai and Guangzhou.

In accordance with the Provisional Measures for the Administration of Telecommunications Network Code Resources, promulgated on April 12, 2000 by the MII, businesses that wish to use short access codes (i.e., telephone numbers that are shorter in length than a normal local telephone number) for intra-provincial telecom and information services must apply to the relevant local telecom authority. On May 30, 2002 the Beijing Telecom Administration Bureau authorized Hengda to use a five-digit phone number to provide access to its services in Beijing, and on October 22, 2002, the MII authorized Hengda to use a five digit phone number to provide access to its services in Beijing, Shanghai and Guangzhou.

Information Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000); and

•	Measures for the Administration of Commercial Web Site Filings for the Record (2002) and their Implementing Rules (2002).

These pieces of legislation specifically prohibit the use of Internet infrastructure where it results in a breach of public security, the provision of socially destabilizing content or the divulgence of State secrets, as follows:

•	“A breach of public security” includes breach of national security or disclosure of state secrets; infringement on state, social or collective interests or the legal rights and interests of citizens; or illegal or criminal activities.

•	“Socially destabilizing content” includes any action that incites defiance or violation of Chinese laws; incites subversion of state power and the overturning of the socialist system; fabricates or distorts the truth, spreads rumors or disrupts social order; advocates cult activities; or spreads feudal superstition, involves obscenities, pornography, gambling, violence, murder, or horrific acts or instigates criminal acts.

•	“State secrets” are defined as “matters that affect the security and interest of the state.” The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and “other State secrets that the State Secrecy Bureau has determined should be safeguarded.”

According to the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them to update regularly with the local public security bureau regarding information security and censorship systems for their Web sites. In this regard, the Detailed Implementing Rules for the Measures for the Administration of Commercial Web Site Filings for the Record, promulgated in July 2002 by the Beijing AIC, state that Web sites must comply with the following requirements:

•	they must file with the Beijing AIC and obtain electronic registration marks;

•	they must place the registration marks on their Web sites’ homepages; and

•	they must register their Web site names with the Beijing AIC.

Sohu.com successfully filed and registered its Web site and Web site name with the Beijing AIC on February 15, 2001. Accordingly, Sohu.com has obtained an electronic registration mark, which is prominently placed on its homepage.

In addition, the State Security Bureau has issued regulations authorizing the blocking of access to any site it deems to be leaking State secrets or failing to meet the relevant legal legislation regarding the protection of State secrets in the distribution of information online. Specifically, Internet companies in China with message boards, chat rooms or similar services, such as Sohu, must apply for the approval of the State Secrets Bureau prior to operating such services.

In the opinion of TransAsia Lawyers, Beijing Sohu has, as agreed under the restructuring agreements, established an internal security committee and adopted security maintenance measures, employed a full-time BBS supervisor and exchanged information on a regular basis with the local public security bureau with regard to sensitive or censored information and Web sites, and is therefore fully compliant with the aforementioned legislation.

Encryption Software

In October 1999, the State Encryption Administration Commission promulgated the Regulations for the Administration of Commercial Encryption, followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission. Both of these regulations address the use in China of software with encryption functions. According to these regulations, encryption products purchased for use must be reported. Violation of the encryption regulations may result in the issuance of a warning, levying of a penalty, confiscation of the encryption products and even criminal liabilities. Since there are currently no announcements of, or detailed implementing rules for, these regulations, it was unclear how PRC Internet companies should comply with these regulations. However, on March 18, 2000, the Office of the State Commission for the Administration of Cryptography issued a public announcement regarding the implementation of those regulations. The announcement clarifies the encryption regulations as below:

•	Only specialized hardware and software, the core functions of which are encryption and decoding, fall within the administrative scope of the regulations as “encryption products and equipment containing encryption technology.” Other products such as wireless telephone, Windows software and browsers do not fall within this scope.

•	The PRC government has already begun to research the laws in question in accordance with WTO rules and China’s external commitments, and will make revisions wherever necessary. The Administrative Regulations on Commercial Encryption will also be subject to such scrutiny and revision.

In the opinion of TransAsia Lawyers, Beijing ITC, High Century, Sohu Guolian, Hengda and Beijing Sohu are in full compliance with current PRC legislation governing encryption software.

Mobile Internet Services

Beijing Sohu’s business activities include the provision of online services related to short messaging services, or SMS. PRC legislation on wireless telecommunications is generally aimed at regulating equipment and infrastructure rather than applications and value-added service providers. While no nationwide legislation specifically addresses the provision of SMS, one such piece of provincial legislation was issued on a trial basis in 2002. This legislation requires that SMS service providers must first obtain licenses from or register with the local MII branch office before conducting SMS operations.

At this time, it is uncertain when national legislation might be issued to regulate this business, and it is likewise difficult to determine whether such legislation would stipulate nationwide requirements similar to the current trial provincial legislation.

Business License and Approval for Foreign Investment

Beijing ITC is structured as a technology-oriented company engaged in the development of Internet technologies and related software, and together with Beijing Sohu, is engaged in online advertising business, subscription and short messaging services and e-commerce activities. High Century is structured as an investment management and consulting company. Sohu Guolian is structured as a technology-oriented company engaged in the development of Internet technology, related software and online brokerage systems as well as the provision of related technological services. Hengda is structured as an Internet access services company. High Century and Hengda have been structured under a number of agreements between their primary shareholders and us, similar to the investment structure of Beijing Sohu discussed under “Risks related to Sohu.com”. Under current PRC law, the legal establishment of such companies must be approved by the relevant local Commission for Foreign Economic Relations and Trade, and such companies may commence operations only upon the issuance of a business license by the State AIC. In the opinion of TransAsia Lawyers, Beijing ITC and Sohu Guolian have satisfied both of the aforementioned requirements and are fully authorized to undertake their business operations.

In the opinion of TransAsia Lawyers, the ownership structures of Beijing ITC, Beijing Sohu, High Century, Sohu Guolian and Hengda and the business and operations of those five companies as described herein comply with all existing laws, rules and regulations of the PRC. In addition, no consent, approval or license other than those already obtained by us is required under any of the existing laws, rules and regulations of the PRC for such ownership structures, business and operations.

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

We have registered the domain names “www.Sohu.com” and “www.ChinaRen.com” with Network Solutions and the domain names “www.Sohu.com.cn” and “www.ChinaRen.com.cn” with China Internet Network Information Center, a domain name registration service in China, and have full legal rights over these domain names.

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

We have developed a close working relationship with the BTA. Our operations depend on the ability of the BTA to protect their systems against damage from fire, power loss, telecommunications failure, break-ins, or other events. The BTA provides us with support services 24 hours per day, 7 days per week. The BTA also provides connectivity for our servers through multiple high-speed connections. All facilities are protected by multiple power supplies.

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

Employees

As of December 31, 2002, we had 446 full-time and part-time employees. We also employ independent contractors to support our research and development, marketing, sales and editorial departments. None of our personnel are represented under collective bargaining agreements.

Our senior management, key executives and most full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. In addition, most of our employees have employment agreements with Beijing ITC, our PRC operating subsidiary, which contain similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A significant number of our employees hold stock options in Sohu, which provide financial opportunities to them that generally vest over a period of one to four years.

Risk Factors

Risks Related to Sohu.com

We have incurred net losses since inception and losses could continue in the future.

We have incurred significant net losses since our inception in August 1996 and had an accumulated deficit of approximately $73.2 million at December 31, 2002. In the third and fourth quarters of 2002 we were profitable; however, we could incur substantial net losses in the future due to changes in our operating environment.

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

We conduct our Internet business solely in the PRC through our wholly owned subsidiary, Beijing ITC. Beijing ITC is a wholly foreign owned enterprise, or WFOE, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In order to meet ownership requirements under PRC law which restrict or prohibit Sohu from operating in certain industries such as Internet content provider, online stock trading and internet access, we have established Beijing Sohu, High Century and Hengda which are companies incorporated in the PRC and owned by Charles Zhang, our chief executive officer, and certain other employees of Sohu. As of December 31, 2002, Sohu had invested $5.1 million in Beijing Sohu, High Century and Hengda through loans to related parties. In 2000, we extended loans of $242,000 to Dr. Charles Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Charles Zhang. In 2001 and 2002, we made loans of $4.6 million to Dr. Charles Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of

Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In March 2002, High Century entered into a joint venture agreement with Guolian Securities Co., Ltd., pursuant to which High Century has invested $3.1 million in Sohu-Guolian in return for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda or Sohu-Guolian.

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

Issues, risks and uncertainties relating to PRC government regulation of the PRC Internet sector include the following:

•	The PRC recently enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. If these regulations are interpreted to be inconsistent with our restructuring, our business will be severely impaired.

•	Under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization, or WTO, foreign investment in PRC Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter. China officially entered the WTO on December 11, 2001. However, the implementation of China’s WTO accession agreements is still subject to various conditions.

•	The Ministry of Information Industry, or MII, has also stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future.

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

At December 31, 2002 Sohu had provided long term loans of $5.1 million to Dr. Charles Zhang, Sohu’s Chief Executive Officer and a major Sohu stockholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Charles Zhang and 20% by certain of our employees, and Hengda, which is owned 80% by High Century and 20% by an employee. Beijing Sohu, High Century and Hengda are used to facilitate our participation in telecommunications, Internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to directors and executive officers.

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

Our ability to ultimately collect these loans will depend on the profitability of Beijing Sohu, Hengda, Sohu-Guolian and High Century, which is uncertain. As of December 31, 2002, the Company had recorded $252,000 of valuation allowance for losses incurred by Beijing Sohu, High Century, Hengda, and Sohu-Guolian. Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Hengda, Sohu-Guolian and Beijing Sohu.

As of December 31, 2002, payable to related parties of $1.5 million represents funds initially used to capitalize High Century and Hengda which are currently not being used in the operations of High Century and Hengda and have been transferred to Sohu. Under PRC regulations, we could be required to repay these balances to High Century and Hengda at any time or High Century and Hengda could be penalized for this action. We do not intend to repay the balances at this time.

We have attempted to comply with restrictions on foreign investment in the PRC Internet sector imposed by the PRC government by transferring our content-related assets and operations to, and entering into agreements with, Beijing Sohu, a PRC company owned by our President and Chief Executive Officer. If the PRC government finds that these agreements do not comply with the relevant foreign investment restrictions, our business in the PRC will be adversely affected.

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

Charles Zhang, our chief executive officer, Beijing Sohu, Hengda, Sohu-Guolian and High Century. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

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

We derive a significant portion of our revenues from the sale of advertising on our Web sites. For the years ended December 31, 2002 and 2001, advertising revenues represented approximately 48% and 71%, respectively, of our total revenues.

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

Accordingly, we may not be successful in generating significant future online advertising revenues.

We rely on e-subscription services for a significant portion of our revenues.

We derive a significant portion of our revenues from e-subscription services on our Web sites. For the years ended December 31, 2002 and 2001, e-subscription revenues represented approximately 35% and 10%, respectively, of our total revenues. We expect our reliance on e-subscription revenues to increase. Our business plan is dependent upon further increases in revenues from e-subscription services and the expansion of our subscriber base.

E-subscription revenue is derived principally from providing value added short messaging services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. Pursuant to contractual arrangements between Beijing Sohu and a number of mobile network operators in China which are subsidiaries of China Mobile Communication Corporation, or CMCC, and China Unicom Co., Ltd, or Unicom, Sohu relies on the operators for both billing of, and collection from, mobile phone users of e-subscription fees. The service fees range from approximately 10% to 50% of the e-subscription fees, and are based on contracted rates. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu receives a statement from CMCC and Unicom confirming the amount of e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu, each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu which then transfers the funds to Sohu.

With respect to our e-subscription services, we depend on the cooperation of CMCC and Unicom. We rely on CMCC and Unicom in the following ways:

•	we provide short messaging services through CMCC’s and Unicom’s network and gateway;

•	we utilize and rely on CMCC and Unicom’s billing systems to charge our subscribers through the subscriber’s mobile phone bill;

•	we rely on their collection proxy services to collect payments from subscribers; and

•	we rely on their infrastructure to further develop our subscription services.

We face significant risks in the area of e-subscription services, such as the following, which could adversely affect our e-subscription services and revenues:

•	E-subscription services are provided through our Web site and recorded in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s billing system. We refer to these failures as an operator’s “billing failure rate,” which can vary from operator to operator. An operator’s billing failure rate can vary from month to month, ranges from 15% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the billing failure rate for that operator could occur. Billing failure rates may result in a significant reduction in our e-subscription revenues.

•	While service fees for using an operator’s infrastructure are set based on negotiations with the operator, our negotiating power is limited and if an operator increases its service fees, our gross margins and profitability could be reduced.

•	We rely on the operators to pay us the e-subscriptions fees which they have billed to their mobile customers. If an operator refuses to pay us or limits the amount of e-subscriptions fees which can be billed in a month, our revenues could be adversely affected.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain products or its refusal to allow us to charge our desired prices for our products could disrupt our e-subscription services.

•	If CMCC or Unicom is unwilling to cooperate with us, we would not be able to find substitute partners.

•	Growth and sustainability of our e-subscription revenues is dependent upon user acceptance of our existing and new products. Because these products are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth.

•	We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area.

We also face the risk that changes in government policy could restrict or curtail the services which we provide.

We rely on e-commerce services for a significant portion of our revenues.

We derive a significant portion of our revenues from e-commerce sales from our Web sites. For the years ended December 31, 2002 and 2001, e-commerce revenues represented approximately 15% and 13%, respectively, of our total revenues.

Substantially all e-commerce revenues are earned from the sale of consumer products. Our business plan is dependent upon further increases in revenues from e-commerce.

We face the following risks with respect to our e-commerce business line:

•	the online shopping market is small and unproven in China and, therefore, we may not be able to sustain revenue growth or maintain existing revenue levels;

•	we may not be able to maintain our existing gross margins because of competitors such as Joyo, Bertelsmann Online and Dang Dang;

•	credit cards are not widely used in China and, therefore, we rely on cash on delivery for collecting payments whereby we have a collection risk from the companies providing delivery service; and

•	future government regulations could restrict us from further expanding or continuing this business.

In 2002, through High Century, we invested $3.1 million in Sohu-Guolian, a joint venture which provides services to the online trading and financial services industries.

The success of this investment depends, among other things, on the following factors:

•	conditions and trading volumes in the China securities market which currently can be considered weak;

•	the acceptability and development of online stock trading in China which is unknown at this time;

•	expansion, which is dependent on the development of China’s banking system (which currently does not allow for nation wide remote account opening);

•	cooperation from Guolian Securities Co., Ltd., our joint venture partner, who we rely on to provide technical expertise, licensing and other resources to allow Sohu-Guolian to provide services; and

•	future legislation to allow Sohu-Guolian to obtain its own online securities trading license (currently regulations do not exist which would allow Sohu-Guolian to obtain its own online trading license).

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

We rely on a number of third party relationships to attract traffic and provide content in order to make our portal more attractive to users and advertisers. Some content providers have increased the fees they charge us for their content. This trend could increase our operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. In addition, much of the third party content provided to our portal is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, President and chief executive officer of our company and the founder and President of Beijing Sohu, High Century, and Hengda. We rely on his expertise in our business operations and on his personal relationships with some of our principal stockholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, High Century, and Hengda. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. These officers also have agreements with Beijing ITC, our PRC operating subsidiary, which contain substantially similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As our audience and their Internet use increase, as the demands of our audience and the needs of our customers change and as the volume of online advertising, short messaging and e-commerce activities increases, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	adapt our services and maintain and improve the quality of our services;

•	protect our Web site from hackers and unauthorized access;

•	continue training, motivating and retaining our existing employees and attract and integrate new employees; and

•	develop and improve our operational, financial, accounting and other internal systems and controls.

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

Beijing ITC has incurred significant net losses since its inception. Therefore, we have not received any dividends or other distributions from Beijing ITC in the past and do not expect any dividends in the foreseeable future.

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

We could be exposed to liability for the selection of listings that may be accessible through our portal or through content and materials that our visitors may post in classifieds, message boards, chat rooms or other interactive services. If any information provided through our services contains errors, third parties may make claims against us for losses incurred in reliance on the information. We also offer Web-based e-mail and subscription services, which expose us to potential liabilities or claims resulting from:

•	unsolicited e-mail;

•	lost or misdirected messages;

•	illegal or fraudulent use of e-mail; or

•	interruptions or delays in e-mail service.

Investigating and defending any such claims may be expensive, even if they do not result in liability.

Risks Related to Our Markets

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

We depend on ChinaNet, China Netcom, China Telecom and the Beijing Telecom Administration for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

Although private Internet service providers exist in China, almost all access to the Internet is maintained through ChinaNet, currently owned by China Netcom and China Telecom, under the administrative control and regulatory supervision of the MII. In addition, local networks connect to the Internet through a government-owned international gateway. This international gateway is the only channel through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure and China Netcom and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

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

There were approximately 34,822,538 shares of our common stock outstanding as of February 28, 2003, as well as options to purchase an additional 6,632,902 shares of our common stock. Of the outstanding shares, 25,424,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

Our chief executive officer beneficially owns approximately 25% of the outstanding shares of our common stock and is our largest stockholder. Our second largest stockholder, together with our chief executive officer, our other executive officers and members of our Board of Directors, beneficially own approximately 50% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 2. PROPERTIES

Our principal executive offices are located in over 3,400 square meters of office space in Beijing, China under leases that expire on December 31, 2004. We also lease sales and marketing office space in Shanghai, Guangzhou and Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

Sohu is not currently involved in any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Common Stock

As of February 28, 2003, there were approximately 46 holders of record of our common stock. We believe that there were approximately 4,600 beneficial holders of our common stock as of that date.

Our common stock is traded on the Nasdaq National Market, under the symbol “SOHU.” Public trading in our common stock commenced on July 12, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq Stock Market for the quarters indicated.

	HIGH($)	LOW($)
Quarter ended March 31, 2001	2.25	0.78
Quarter ended June 30, 2001	1.80	0.52
Quarter ended September 30, 2001	2.08	0.84
Quarter ended December 31, 2001	1.28	0.80
Quarter ended March 31, 2002	1.31	0.94
Quarter ended June 30, 2002	1.70	0.87
Quarter ended September 30, 2002	2.25	1.20
Quarter ended December 31, 2002	6.94	1.44

Since inception, we have not declared or paid dividends on our common stock and we do not expect to pay any dividends in the foreseeable future.

The closing price of our common stock on February 28, 2003 as reported by the Nasdaq National Market was $8.82.

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

Through December 31, 2002, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets and funding for certain equity investments. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues:
Advertising	$13,852	$9,245	$5,844	$1,617	$472
Non-advertising	14,877	3,755	109	—	—

	28,729	13,000	5,953	1,617	472
Cost of revenues:
Advertising	5,943	6,644	5,548	1,589	215
Non-advertising	7,481	2,769	81	—	—

	13,424	9,413	5,629	1,589	215
Gross profit	15,305	3,587	324	28	257
Operating expenses:
Product development	5,508	5,365	2,440	438	208
Sales and marketing	7,973	8,406	10,425	1,772	351
General and administrative	3,908	4,792	5,356	1,278	308
Amortization of intangibles	—	12,607	3,335	—	—
Impairment of intangibles	—	17,676	—	—	—

Total operating expenses	17,389	48,846	21,556	3,488	867
Operating loss	(2,084)	(45,259)	(21,232)	(3,460)	(610)
Other expense	(217)	(504)	(526)	—	—
Interest income (expense)	1,265	2,176	2,522	11	(5)

Net loss	(1,036)	(43,587)	(19,236)	(3,449)	(615)
Accretion on Series B, C, and D mandatorily redeemable convertible preferred stock	—	—	(3,914)	(917)	(244)

Net loss attributable to common stockholders	$(1,036)	$(43,587)	$(23,150)	$(4,366)	$(859)

Basic and diluted net loss per share	$(0.03)	$(1.22)	$(1.14)	$(0.47)	$(0.09)

Shares used in computing basic and diluted net loss per share	35,420	35,626	20,286	9,328	9,224

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents, long-term investments in marketable debt securities	$44,211	$46,236	$62,593	$3,924	$1,232
Working capital	20,633	29,764	61,602	2,577	1,303
Total assets	61,972	61,958	105,840	7,076	1,778
Total liabilities	6,741	4,377	4,771	1,911	204
Mandatorily redeemable convertible preferred stock	—	—	—	10,207	2,362
Total shareholders’ equity	55,231	57,581	105,840	(5,042)	(788)

Certain other amounts have been reclassified to conform to the current presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu, having introduced the first Chinese language online directory, is one of the leading Internet portals in China in terms of brand recognition. We are a Delaware corporation.

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

We have incurred significant net losses since inception. As of December 31, 2002, we had an accumulated deficit of $73.2 million. These losses have been funded with proceeds of preferred stock private placements and our initial public offering completed in July 2000. We intend to continue spending on marketing and brand development, content enhancements, technology and infrastructure. As a result, net losses could continue to occur in the future. We anticipate funding any such losses with the remaining proceeds from our initial public offering.

CRITICAL ACCOUNTING POLICIES

Sohu’s discussion and analysis of its financial condition and results of operations are based upon Sohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Sohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Sohu evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Sohu believes accounting for advertising revenue where multiple elements exist, accounting for e-subscriptions revenues, allowance for doubtful accounts, provision for long-term loans to related parties, valuation allowance against deferred tax assets and impairment of intangible assets represent critical accounting policies which reflect more significant judgments and estimates used in the preparation of our consolidated financial statements.

Advertising revenues are derived principally from online advertising pursuant to short-term contracts normally less than twelve months. Online advertising includes banners, links, logos and buttons placed on our Web sites and sponsorship of a particular area of the Web sites. Revenue is recognized ratably over the period in which the advertising is displayed, when the collectibility is reasonably assured. For multiple element contracts, the contract value is allocated among specific services provided and revenue is recognized in the period the services are performed. In estimating the fair value of individual services provided, we make estimates based on the value of similar services provided to our customers using average sell rates for the period. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Non-advertising revenues which have been the fastest growing part of our business during the year ended December 31, 2002 are derived principally from monetizing our users (i.e. consumers) via e-subscription services and to a lesser extent from e-commerce services.

E-subscription revenues are included within non-advertising revenues and are derived principally from providing value added short messaging services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. E-subscription revenues are recognized in the month in which the service is performed, provided that no significant Sohu obligations remain. We rely on a number of mobile network operators in China to bill mobile phone users for e-subscription fees. In order to meet ownership requirements under PRC law which restrict or prohibit us from being an Internet content provider or directly providing telecommunications services such as e-subscriptions, we rely on Beijing Sohu to contract on our behalf with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu receives a statement from each of the operators confirming the amount of e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu which then transfers the funds to Sohu. In order to recognize revenue and get paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s billing system. This is referred to as the “billing failure rate,” which can vary from operator to operator. An operator’s billing failure rate can vary from month to month, ranges from 15% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the billing failure rate for that operator could occur. At the end of each reporting period, where an operator has not provided Beijing Sohu with the monthly statement for any month confirming the amount of e-subscription charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the billing failure rate, collectable e-subscription fees and accrues revenue accordingly. Material differences could result in the amount and timing of our revenue for any period because of differences between the actual billing failure rate per an operator’s statement and our internal records.

E-commerce revenues are earned from direct sales of consumer products through Sohu’s Web site. In 2001, we established store.sohu.com where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of whom are individuals in Beijing, Shanghai and Guangzhou. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis.

Our management must make estimates of the uncollectability of our accounts receivables from third parties and a related party. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our non-related party accounts receivable balance was $2.0 million net of allowance for doubtful accounts of $924,000 as of December 31, 2002. Our accounts receivable from a related party was $2.0 million and there was no allowance for doubtful accounts as of December 31, 2002. If the financial condition of Sohu’s customers were to deteriorate, resulting in their inability to make payments, additional allowance might be required.

Our management must make estimates of the valuation of long-term loans to related parties which are used to facilitate our participation in telecommunications, internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted (the “PRC Companies”). To the extent losses are incurred by the PRC companies, Sohu accrues for such losses by recording a valuation allowance against long-term loans to related parties. During the years ended December 31, 2002 and 2001, Sohu recorded $252,000 and $0, respectively, of such valuation allowance for losses incurred by the PRC Companies. If the regulatory environment was to change or business conditions were to deteriorate, additional allowances might be required.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized based on our estimate of future taxable income and prudent and feasible tax planning strategies. If events were to occur in the future, which are currently not contemplated in our current estimates, that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment to the deferred tax asset would increase income when those events occurred. Conversely, if we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would result in a charge to income in the period in which such determination was made.

During the year ended December 31, 2001, Sohu recorded an impairment charge of $17.7 million to write off the remaining balance of identifiable intangibles and goodwill related to its acquisition of Chinaren, Inc. This was the result of Sohu’s impairment assessment which was based upon an estimate of future discounted cash flows over the assets’ estimated useful lives. If different judgments or estimates had been utilized, material differences could have resulted in the amount and timing of the impairment charge.

RESULTS OF OPERATIONS

Revenues

Total revenues were $28.7 million, $13 million, and $6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Advertising Revenues

Advertising revenues were $13.9 million, $9.2 million, and $5.8 million or 48%, 71%, and 98% of total revenues for the years ended December 31, 2002, 2001, and 2000, respectively. The year-to-year increase in dollar amounts was primarily due to (a) the increasing number of Chinese domestic advertisers purchasing space on our online media properties as online advertising gains acceptance in China, (b) larger and longer-term purchases by certain advertisers and (c) our 2002 launch of Sohu.net where we provide advertising services to small and medium enterprises. Sales to Sohu’s five largest advertisers were 14%, 20%, and 19% of total advertising revenues for the years ended December 31, 2002, 2001, and 2000, respectively. Advertising revenues for the years ended December 31, 2001, and 2000 included advertising revenues from related parties of $962,000, and $433,000, respectively. There were no advertising revenues from related parties in 2002. We have not recorded any revenue from advertising barter transactions.

Non-advertising Revenues

Non-advertising revenues were $14.9 million, $3.8 million, and $109,000 or 52%, 29%, and 2% of total revenue for the years ended December 31, 2002, 2001, and 2000, respectively. These revenues were primarily generated from business lines which were put into operation in 2001 and, thus, the non-advertising revenues in 2000 were not significant.

In 2002, non-advertising revenues were derived from e-subscription fees of $10.1 million, e-commerce services of $4.2 million, and e-technology and other services of $544,000. In 2001, non-advertising revenues were comprised of $1.3 million of e-subscription fees, $1.7 million of e-commerce services, and $800,000 of e-technology and other services. In 2000, all of the non-advertising revenues were from e-subscriptions. Most of the growth in non-advertising revenues was attributable to increases in e-subscriptions revenue associated with value added short messaging services. The increase was attributable to increases in the short messaging user base for our Web based products as well as new applications for use with mobile phones. E-commerce revenues increased as a result of more people using online shopping. E-technology services were discontinued in 2002.

Cost of Revenues

Total cost of revenue was $13.4 million, $9.4 million, and $5.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Advertising cost of revenues

Advertising cost of revenues were $5.9 million, $6.6 million, and $5.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease from 2002 to 2001 was primarily due to lower cost of bandwidth associated with falling prices and lower personnel cost associated with less headcount after the rationalization of the Chinaren merger. The increase from 2000 to 2001 was primarily due to our merger with Chinaren which resulted in additional personnel costs associated with increasing the breadth and depth of our channel and feature offerings, higher bandwidth leasing charges due to leasing of additional bandwidth and higher hardware and software amortization costs associated with the acquisition of additional servers and storage devices.

Non-advertising cost of revenues

Non-advertising cost of revenues were $7.5 million, $2.8 million, and $81,000 for the years ended December 31, 2002, 2001, and 2000, respectively. All non-advertising cost of revenues are variable costs and the increases are consistent with revenue growth. Non-advertising cost of revenues mainly included e-subscription, e-commerce, and e-technology cost of revenues. E-subscription cost of revenues, consisting of collection and short message transmission charges paid to third party mobile network operators, were $3.7 million, $587,000,and $81,000 for the years December 31, 2002, 2001, and 2000, respectively. The year-on-year increases on gross margin of non-advertising revenues were primarily due to the rapid expansion of e-subscription business with high gross margin. E-commerce cost of revenue consisting of the purchase price of consumer products sold by Sohu and inbound and outbound shipping charges were $3.5 million and $1.5 million for the years ended December 31, 2002 and 2001, respectively. E-technology cost of revenues, consisting of employee compensation costs and related overhead, fees paid to third party for design services and, where applicable, the cost of hardware and software, were $280,000 and $653,000 for the years ended December 31, 2002 and 2001, respectively.

Product Development Expenses

Product development expenses were $5.5 million for the year ended December 31, 2002, as compared to $5.4 million and $2.4 million for the years ended December 31, 2001 and 2000, respectively. The slight increase from 2001 to 2002 was primarily due to increased personnel cost as a result of expansion of our e-subscriptions business. The increase from 2000 to 2001 was primarily attributable to the acquisition of ChinaRen in October 2000, the increase in the number of personnel and related personnel costs, as well as the costs incurred during the preliminary project stage of new product development projects, such as the development of our branded content channels and the upgrading of our Chinese key word search software and e-mail service, and launching our subscription and e-commerce services.

Sales and Marketing Expenses

Sales and marketing expenses were $8.0 million for the year ended December 31, 2002, as compared to $8.4 million and $10.4 million for the years ended December 31, 2001 and 2000, respectively. The year-to-year decreases were primarily due to the reduction in advertising expenses because of lower spending on Sohu branding as the advertising strategy focused on revenue generating products. Advertising expenses constituted approximately 21%, 26%, and 47% of our sales and marketing expenses for the years ended December 31, 2002, 2001, and 2000, respectively.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the year ended December 31, 2002, as compared to $4.8 million and $5.4 million for the years ended December 31, 2001 and 2000, respectively. The decrease from 2001 to 2002 was primarily due to reduced spending on personnel costs and the decrease from 2000 to 2001 was primarily due to reduced spending on professional fees and office expenses.

Amortization and Impairment of Intangible Assets

Intangible assets of $33.6 million including $392,000 for assembled workforce and $33.2 million in goodwill which arose as a result of the October 18, 2000 acquisition of ChinaRen, were originally being amortized over two years. During the year ended December 31, 2001, Sohu performed an impairment assessment and recorded an impairment charge of approximately $17.7 million to write off the remaining balance of identifiable intangibles and goodwill, primarily due to the overall decline in the industry growth rates and the sustained decline in Sohu’s stock price. The amortization expense for the years ended December 31, 2001 and 2000 was $12.6 million and

$3.3 million, respectively. There were no amortization or impairment recorded during the year ended December 31, 2002.

Operating Loss

As a result of the foregoing, we had an operating loss of $2.1 million for the year ended December 31, 2002, as compared to $45.3 million and $21.2 million for the years ended December 31, 2001 and 2000, respectively. The operating loss for the years ended December 31, 2002, 2001 and 2000 included $20,000, $63,000, and $629,000, respectively, for stock-based compensation expense recorded on the grant of certain stock options which are being amortized over the vesting period of the options ranging from one to four years.

Other Expense

For the year ended December 31, 2002, other expense was $217,000 which mainly included a $196,000 valuation allowance for long-term loans to related parties for investments in Hengda, High Century and Sohu-Guolian. To the extent losses are incurred by these PRC companies, we accrue for such losses by recording a valuation allowance against long-term loans to related parties. For the year ended December 31, 2001, other expense of $504,000 primarily resulted from a $500,000 writedown of other assets. For the year ended December 31, 2000, other expense of $526,000 mainly included a $500,000 writedown of other assets and a $26,000 loss on the disposal of fixed assets.

Interest Income, Net

Interest income was $1.3 million for the year ended December 31, 2002, as compared to $2.2 million and $2.5 million for the years ended December 31, 2001 and 2000, respectively. The year-to-year decreases were primarily attributable to Federal Reserve interest rate cuts and decreasing balances of cash, cash equivalents, and investments in marketable securities.

Net loss

As a result of the foregoing, our net loss was $1 million for the year ended December 31, 2002, as compared to $43.6 million and $19.2 million for the years ended December 31, 2001 and 2000, respectively.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2002. The data has been derived from our consolidated financial statements, and in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001	Mar. 31, 2001
	(Unaudited, in thousands, except per share data)
Revenues:
Advertising	$4,304	$3,674	$3,363	$2,511	$2,506	$2,425	$2,227	$2,087
Non-advertising	6,260	3,834	2,763	2,020	1,600	1,138	651	366

Total revenues	10,564	7,508	6,126	4,531	4,106	3,563	2,878	2,453
Cost of revenues:
Advertising	1,513	1,472	1,495	1,463	1,456	1,575	1,762	1,851
Non-advertising	2,562	1,871	1,600	1,448	1,127	823	522	297

Total cost of revenues	4,075	3,343	3,095	2,911	2,583	2,398	2,284	2,148
Gross profit	6,489	4,165	3,031	1,620	1,523	1,165	594	305
Operating expenses:
Product development	1,549	1,474	1,310	1,175	1,225	1,207	1,295	1,638
Sales and marketing	2,224	1,862	1,872	2,015	1,840	1,949	2,141	2,476
General and administrative	1,002	955	984	967	1,272	1,070	1,197	1,253
Amortization of intangibles	—	—	—	—	—	4,202	4,202	4,203
Impairment of intangibles	—	—	—	—	—	17,676	—	—

Total operating expenses	4,775	4,291	4,166	4,157	4,337	26,104	8,835	9,570
Operating profit/(loss)	1,714	(126)	(1,135)	(2,537)	(2,814)	(24,939)	(8,241)	(9,265)
Other income/(expense)	(114)	(67)	(58)	22	3	(507)	—	—
Interest income	331	305	323	306	322	462	593	799

Net income/(loss)	$1,931	$112	$(870)	$(2,209)	$(2,489)	$(24,984)	$(7,648)	$(8,466)

Basic net income/(loss) per share	$0.06	$0.00	$(0.02)	$(0.06)	$(0.07)	$(0.70)	$(0.21)	$(0.24)

Shares used in computing basic net income/(loss) per share	34,709	35,715	35,641	35,626	35,626	35,626	35,626	35,626

Diluted net income/(loss) per share	$0.05	$0.00	$(0.02)	$(0.06)

Shares used in computing diluted net income/(loss) per share	38,196	37,413	35,641	35,626

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of preferred stock and our initial public offering. From inception through December 31, 2002, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. Sohu invests its excess cash in marketable debt securities of high quality investment grade. As of December 31, 2002, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $44.2 million compared to $46.2 million and $62.6 million as of December 31, 2001 and 2000, respectively.

For the year ended December 31, 2002, net cash provided by operating activities of $5.3 million was primarily attributable to our net loss of $1 million, depreciation and amortization of $4.9 million, other non-cash expenses of $1.3 million, and a slight increase in working capital of $63,000. For the year ended December 31, 2001, net cash used in operating activities of $10 million was primarily attributable to our net loss of $43.6 million, amortization and impairment of intangible assets of $30.3 million, depreciation and amortization of $4.2 million, other non-cash expenses of $757,000, and a decrease in working capital of $1.7 million. For the year ended December 31, 2000, net cash used in operating activities of $15.9 million was primarily attributable to our net loss of $19.2 million, amortization of intangible assets of $3.3 million, depreciation and amortization of $1.6 million, other non-cash expenses of $1.6 million and a decrease in working capital of $3.2 million.

For the year ended December 31, 2002, net cash used in investing activities of $13.7 million was primarily due to long-term investments in marketable debt securities of $7.8 million, the acquisition of fixed assets of $2.3 million, long-term loans to related parties of $3.3 million for financing investments in High Century and Hengda and the acquisition of other assets of $348,000. For the year ended December 31, 2001, net cash used in investing activities of $23.4 million was primarily due to long-term investments in marketable debt securities of $17 million and the acquisition of fixed assets of $4 million, long-term loans to related parties of $1.6 million for financing an investment in High Century and the acquisition of other assets of $797,000. For the year ended December 31, 2000, net cash used in investing activities of $7.9 million was primarily due to the purchase of fixed assets of $5.8 million and cash used in the acquisition of ChinaRen, Inc. of $1 million.

Net cash used in financing activities was $1.9 million for the year ended December 31, 2002, primarily due to the repurchase of treasury stock of $2.0 million offset by issuance of common stock of $123,000 pursuant to our stock option plan. There was no significant cash provided by financing activities for the year ended December 31, 2001. Net cash provided by financing activities was $82.4 million for the year ended December 31, 2000, primarily due to net proceeds of approximately $29.9 million from the issuance of Series D Convertible Preferred Stock in February 2000 and of approximately $52.4 million from the completion of our initial public offering in July 2000.

Our principal commitments consist of obligations under various operating leases for office facilities. We expect that capital expenditures totaling $4.3 million in 2003 will primarily consist of purchases of additional servers, computer software, workstations and technological improvements to network infrastructure.

We believe that current cash and cash equivalents will be sufficient to meet anticipated working capital (net cash used in operating activities), commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

Foreign Currency Exchange Losses

While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Renminbi and a significant portion of our assets and liabilities are denominated in Renminbi. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Renminbi. If the Renminbi depreciates against the U.S. Dollar, the value of our Renminbi revenues and assets as expressed in our U.S. Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See “Risk Factors—We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. Dollar.”

The Renminbi is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations which may have a negative impact on our financial condition and results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The majority of our revenues, expenses and liabilities are denominated in Chinese Renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the Renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese Renminbi into foreign currencies and, if the Renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the fiscal year ended December 31, 2002 was not material.

INVESTMENT RISK

a) Investments in Beijing Sohu, High Century, Hengda and Sohu-Guolian

We have entered into the following arrangements with Dr. Charles Zhang, our Chief Executive Officer and a major Sohu shareholder, and certain of our employees to satisfy PRC regulations which prohibit or restrict foreign companies from owning or operating telecommunications, internet content, financial services and certain other businesses in China. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to directors and executive officers.

In June 2000, we extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of Sohu, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of Sohu. A subsidiary of Sohu has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of December 31, 2002, we had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

In November 2001, we entered into a loan and share pledge agreement with Dr. Charles Zhang, and Li Wei, another employee of Sohu, for the purpose of funding an equity investment of $4,595,000 by these two individuals in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of Sohu. Pursuant to the loan agreement, we have extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. These loans are included in long term loans to related parties. As of December 31, 2002, we had recorded a valuation allowance of $4,000 against long-term loans to related parties for losses incurred by High Century.

In January 2002, we entered into a loan and share pledge agreement with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties. As of December 31, 2002, we had recorded a valuation allowance of $3,000 against long-term loans to related parties for losses incurred by Hengda.

The loan agreements under which funds are provided to invest in High Century and Hengda are subject to PRC law and include provisions that (i) the loans can only be repaid to us by transferring the shares of High Century or Hengda to us, (ii) the shares of High Century or Hengda cannot be transferred without the approval of Sohu, and

(iii) we have the right to appoint all directors and senior management personnel of High Century and Hengda. Charles Zhang and Li Wei have pledged all of their shares in High Century and Hengda as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, and January 2003, in the case of Hengda, or at such time as Dr. Charles Zhang or Li Wei, as the case may be, is not an employee of Sohu. We do not intend to request repayment of the loans as long as PRC regulations prohibit us from directly investing in businesses being undertaken by High Century and Hengda.

In April 2002, High Century invested $3,080,000 in Sohu-Guolian, a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. During the year ended December 31, 2002, we provided Sohu-Guolian with Web site development services amounting to $36,000 of which $16,000 was receivable at December 31, 2002. The $36,000 was recorded as a reduction in cost of revenues. As of December 31, 2002, we had recorded a valuation allowance of $189,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of December 31, 2002, payable to related parties included $435,000 and $1,020,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to Sohu. Sohu may be required to repay these funds at any time.

(b) Investments in a privately-held company

In the year ended December 31, 2000, we invested $1 million in a privately-held company for business and strategic purposes. This investment was included in other assets and accounted for under the cost method as ownership is less than 5%, and we do not have the ability to exercise significant influence over its operations. In each of the years ended December 31, 2001 and 2000, we identified and recorded impairment losses of $500,000. Thus, as of December 31, 2001 the investment was fully written off.

(c) Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and are reported at the market value. As of December 31, 2002, the unrealized gains of $540,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Proxy Statement for Sohu’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 16, 2003 under the headings “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2003 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2003 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders 2000 Stock Incentive Plan	5,843,966	$2.04	971,250
Equity compensation plans not approved by security holders	—	—	—
Total	5,843,966	$2.04	971,250

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Proxy Statement for Sohu’s 2003 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date, or the Evaluation Date, within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Sohu is made known to them by others within the company. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

None.

(c) Exhibits

See the Exhibit Index following the signature pages of this report.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 28, 2003

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ DEREK PALASCHUK Derek Palaschuk	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

/s/ EDWARD B. ROBERTS	Director	March 28, 2003
Edward B. Roberts

/s/ GEORGE CHANG George Chang	Director	March 28, 2003

/s/ THOMAS GURNEE	Director	March 28, 2003
Thomas Gurnee

/s/ CHARLES HUANG	Director	March 28, 2003
Charles Huang

CERTIFICATIONS

I, Dr. Charles Zhang, certify that:

1.	I have reviewed this annual report on Form 10-K of Sohu.com Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DR. CHARLES ZHANG
President, Chief Executive Officer and Chairman of the Board of Directors

I, Derek Palaschuk, certify that:

1.	I have reviewed this annual report on Form 10-K of Sohu.com Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DEREK PALASCHUK
Chief Financial Officer & Senior Vice President

SOHU.COM INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Accountants	F-2

Consolidated Balance Sheets at December 31, 2002 and 2001	F-3

Consolidated Statements of Operations for each of the three years ended December 31, 2002	F-4

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002	F-5

Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2002	F-6

Notes to Consolidated Financial Statements	F-7

FINANCIAL STATEMENT SCHEDULES:
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders’ equity present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles which, as described in Note 2(a), are generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS

PRICEWATERHOUSECOOPERS

Beijing, People’s Republic of China

January 17, 2003

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$18,929	$29,263
Accounts receivable, net	1,992	2,710
Accounts receivable from a related party	1,962	505
Prepaid and other current assets	2,009	1,663
Current portion of long-term investments in marketable debt securities	2,482	—

Total current assets	27,374	34,141
Long-term investments in marketable debt securities	22,800	16,973
Fixed assets, net	6,012	7,953
Long-term loans to related parties, net	4,827	1,815
Other assets, net	959	1,076

	$61,972	$61,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$977	$366
Payable to related parties	1,455	1,208
Accrued liabilities and deferred revenues	4,309	2,803

Total current liabilities	6,741	4,377
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400 authorized at December 31, 2002 and 2001, 34,611 and 35,626 shares issued and outstanding at December 31, 2002 and 2001, respectively)	35	36
Additional paid-in capital	129,881	129,852
Treasury stock, at cost (1,200 shares at December 31, 2002)	(2,003)	—
Deferred compensation	(42)	(160)
Accumulated other comprehensive income	547	4
Accumulated deficit	(73,187)	(72,151)

Total shareholders’ equity	55,231	57,581

	$61,972	$61,958

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Advertising (including $0, $962 and $433 from related parties during the years ended December 31, 2002, 2001, and 2000, respectively)	$13,852	$9,245	$5,844
Non-advertising (including $10,132, $1,252, and $109 from a related party during the years ended December 31, 2002, 2001, and 2000, respectively)	14,877	3,755	109

Total revenues	28,729	13,000	5,953
Cost of revenues:
Advertising (including $145, $181 and $145 of related party services during the years ended December 31, 2002, 2001, and 2000, respectively)	5,943	6,644	5,548
Non-advertising (including $3,655, $587, and $81 of related party services during the years ended December 31, 2002, 2001, and 2000, respectively)	7,481	2,769	81

Total cost of revenues	13,424	9,413	5,629
Gross profit	15,305	3,587	324
Operating expenses:
Product development	5,508	5,365	2,440
Sales and marketing (including $0, $443 and $1,943 of related party services during the years ended December 31, 2002, 2001, and 2000, respectively)	7,973	8,406	10,425
General and administrative	3,908	4,792	5,356
Amortization of intangibles	—	12,607	3,335
Impairment of intangibles	—	17,676	—

Total operating expenses	17,389	48,846	21,556
Operating loss	(2,084)	(45,259)	(21,232)
Other expense	(217)	(504)	(526)
Interest income	1,265	2,176	2,522

Net loss	(1,036)	(43,587)	(19,236)
Accretion on Series B, C, and D mandatorily redeemable convertible preferred stock	—	—	(3,914)

Net loss attributable to common stockholders	$(1,036)	$(43,587)	$(23,150)

Basic and diluted net loss per share	$(0.03)	$(1.22)	$(1.14)

Shares used in computing basic and diluted net loss per share	35,420	35,626	20,286

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(1,036)	$(43,587)	(19,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of other assets	4,926	4,238	1,645
Provision for allowance for doubtful accounts	998	190	435
Provision for valuation allowance for long-term loans to related parties	252	—	—
Loss on disposal of fixed assets	49	4	26
Stock-based compensation expense	20	63	629
Amortization and impairment of intangible assets	—	30,283	3,335
Writedown of other assets	—	500	500
Changes in assets and liabilities, net of effect of ChinaRen, Inc. acquisition:
Accounts receivable	(785)	(808)	(1,964)
Accounts receivable from a related party	(1,457)	(505)	—
Prepaid and other current assets	210	25	(1,165)
Accounts payable	474	(1,093)	471
Payable to related parties	247	1,208	—
Accrued liabilities and deferred revenues	1,374	(509)	(534)

Net cash provided by/(used in) operating activities	5,272	(9,991)	(15,858)
Cash flows from investing activities:
Long-term investments in marketable debt securities	(7,768)	(16,973)	—
Long-term loans to related parties	(3,264)	(1,573)	(242)
Acquisition of fixed assets	(2,345)	(4,025)	(5,877)
Acquisition of other assets	(348)	(797)	(871)
Cash used in acquisition of ChinaRen, Inc.	—	—	(995)
Proceeds from disposal of fixed assets	—	—	122

Net cash used in investing activities	(13,725)	(23,368)	(7,863)
Cash flows from financing activities:
Issuance of Series D Mandatorily Redeemable Convertible Preferred Stock	—	—	29,947
Issuance of Common Stock	123	—	59,800
Repurchase of treasury stock	(2,004)	—	—
Cash used for initial public offering costs	—	—	(7,357)
Short-term loan	—	—	2,899
Repayment of short-term loan	—	—	(2,899)
Other	—	29	—

Net cash provided by/(used in) financing activities	(1,881)	29	82,390
Net increase/(decrease) in cash and cash equivalents	(10,334)	(33,330)	58,669
Cash and cash equivalents at beginning of period	29,263	62,593	3,924

Cash and cash equivalents at end of period	$18,929	$29,263	$62,593

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares Issued	Amount	Shares Issued	Amount
Balance, January 1, 2000	2,925	$3	9,416	$9	—	$382	$(21)	$(1)	$(5,414)	$(5,042)
Net loss	—	—	—	—	—	—	—	—	(19,236)	(19,236)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	—	(1)
Comprehensive loss										(19,237)
Conversion of Series A Preferred Stock into Common Stock	(2,925)	(3)	2,925	3	—	—	—	—	—	—
Conversion of Series B Mandatorily Redeemable Preferred Stock into Common Stock	—	—	8,415	8	—	3,068	—	—	—	3,076
Conversion of Series C Mandatorily Redeemable Preferred Stock into Common Stock	—	—	3,847	4	—	8,109	—	—	—	8,113
Conversion of Series D Mandatorily Redeemable Preferred Stock into Common Stock	—	—	2,022	2	—	32,877	—	—	—	32,879
Issuance of Common Stock in initial public offering, net of offering costs	—	—	4,600	5	—	52,438	—	—	—	52,443
Issuance of Common Stock and compensatory stock options for acquisition of ChinaRen, Inc.	—	—	4,401	5	—	32,176	(59)	—	—	32,122
Compensatory stock options	—	—	—	—	—	709	(709)	—	—	—
Accretion of Series B, C, and D Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	—	(3,914)	(3,914)
Amortization of deferred compensation	—	—	—	—	—	—	629	—	—	629

Balance, December 31, 2000	—	—	35,626	$36	—	$129,759	$(160)	$(2)	$(28,564)	$101,069
Net loss	—	—	—	—	—	—	—	—	(43,587)	(43,587)
Other comprehensive gain:
Foreign currency translation adjustment	—	—	—	—	—	—	—	6	—	6
Comprehensive loss										(43,581)
Compensatory stock options	—	—	—	—	—	64	(64)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	64	—	—	64
Other	—	—	—	—	—	29	—	—	—	29

Balance, December 31, 2001	—	—	35,626	$36	—	$129,852	$(160)	$4	$(72,151)	$57,581
Net loss	—	—	—	—	—	—	—	—	(1,036)	(1,036)
Other comprehensive gains:
Unrealized gains on marketable debt securities	—	—	—	—	—	—	—	540		540
Foreign currency translation adjustment	—	—	—	—	—	—	—	3	—	3
Comprehensive loss										(493)
Compensatory stock options	—	—	—	—	—	(98)	118	—	—	20
Issuance of common stock pursuant to stock incentive plan	—	—	185	—	—	127	—	—	—	127
Repurchase of common stock	—	—	(1,200)	(1)	(2,003)	—	—	—	—	(2,004)

Balance, December 31, 2002	—	—	34,611	$35	$(2,003)	$129,881	$(42)	$547	$(73,187)	$55,231

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Sohu.com Inc. (the “Company”) is a Delaware corporation. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its wholly owned subsidiaries, Sohu ITC Information Technology (Beijing) Co., Ltd., Sohu.com (Hong Kong) Limited, and ChinaRen, Inc. ChinaRen, Inc. was acquired by the Company on October 18, 2000.

The Company and its affiliates offer content, advertising, e-subscription, and e-commerce services through its Internet portal sites, Sohu.com and Chinaren.com. The Company markets its products and services to clients primarily in the People’s Republic of China.

2. Summary of Significant Accounting Policies

(a) Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America.

(b) Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (commencing from the respective acquisition dates), Sohu ITC Information Technology (Beijing) Co., Ltd., Sohu (Hong Kong) Limited, and ChinaRen, Inc. All intercompany balances and transactions have been eliminated.

(c) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes its methods of accounting for advertising revenue where multiple elements exist, accounting for e-subscriptions revenue, allowance for doubtful accounts, provision for long-term loans to related parties, valuation allowance against deferred tax assets and impairment of intangible assets are among the critical accounting policies which reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

(d) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

(e) Investments in marketable debt securities

The Company invests its excess cash in certain marketable debt securities of high-quality corporate issuers. Investments in marketable debt securities with original maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company’s marketable debt securities are classified as available-for-sale and are reported at fair market values with the unrealized gains recorded as accumulated other comprehensive income in shareholders’ equity. The marketable debt securities were originally reclassified as held-to-maturity and reported at amortized cost as of December 31, 2001 and were reclassified as available-for-sale and reported at fair market value as of December 31, 2002 as the Company may sell the marketable debt securities. During the year ended December 31, 2002, the Company recorded $540,000 of unrealized gains on its marketable debt securities in comprehensive income.

Investments in marketable securities with maturities less than twelve months from the balance date have been classified as current portion of long-term investments in marketable debt securities.

(f) Fixed assets and depreciation

Fixed assets, comprising computer hardware, office furniture and equipment, and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method, with 5% of residual value for computer hardware, office furniture and equipment and no residual value for leasehold improvements, over the estimated useful lives of the assets, generally two to five years.

(g) Intangible assets, net

Intangible assets, which included work force and goodwill arising from the acquisition of ChinaRen, Inc., were being amortized using the straight-line method over a period of two years from the October 18, 2000 acquisition date. The Company reviews long-lived assets based upon an estimate of future discounted cash flows and will reserve for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As a result of the Company’s impairment assessment, in 2001 the Company recorded an impairment charge of approximately $17.7 million to write off the remaining balance of identifiable intangibles and goodwill related to the acquisition of Chinaren, Inc.

(h) Long-term loans to related parties and payable to related parties

Long-term loans to related parties were made to an officer and two employees of the Company to fund their equity interest in certain companies that are used to facilitate the Company’s participation in telecommunications, Internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted (the “PRC Companies”). The Company expects that it will continue to be involved in and provide financial support to the PRC Companies, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to directors and executive officers. Accordingly, to the extent losses are incurred by the PRC companies, the Company accrues for such losses by recording a valuation allowance against long-term loans to related parties. During the years ended December 31, 2002 and 2001, the Company recorded $252,000 and $0, respectively, of such valuation allowance for losses incurred by the PRC Companies.

As of December 31, 2002, payable to related parties represented funds that were unused in the operations of the PRC Companies and transferred to the Company.

(i) Other assets, net

Other assets include license fees, computer software purchased from unrelated third parties and software acquired in the ChinaRen, Inc. acquisition. The Company amortizes license fees over the term of the contract and computer software over estimated useful lives of two or three years.

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

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiaries in China is the Renminbi (“RMB”). Sales and purchase and other expense transactions are generally denominated in RMB. Accordingly, assets and liabilities of the China subsidiaries are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded in a separate component of shareholders’ equity. Foreign currency translation adjustments are not material for any period presented and are included in Accumulated Other Comprehensive Income in the consolidated statements of shareholders’ equity for the years presented.

(k) Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from both advertising and non-advertising sources.

i) Advertising revenues

Advertising revenues are derived principally from online advertising pursuant to short-term contracts normally less than twelve months. Online advertising includes banners, links, logos and buttons placed on the Company’s Web sites and sponsorship of a particular area of the Web sites. Revenue is recognized ratably over the period in which the advertising is displayed, when the collectibility is reasonably assured. For multiple element contracts, the contract value is allocated among specific services provided and revenue is recognized in the period the services are performed. In estimating the fair value of individual services provided, the Company makes estimates based on the value of similar services provided to our customers using average sell rates for the period.

Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company’s Web sites. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transactions can be reliably measured. The Company has not recorded any revenues from advertising barter transactions.

Deferred revenue represents payments made from customers prior to the recognition of revenue or the provision of services.

For all advertising services, revenue is only recognized provided that no significant Company obligations remain at the end of the period.

ii) Non-advertising revenues

Non-advertising revenues are derived from e-subscription fees, e-commerce services, and e-technology services. E-subscriptions are derived principally from providing value added short messaging services such as alumni club, dating and friends matching, email, ring-tone and logo downloads and various other related products to mobile phone users. The Company contracts with third party mobile operators for certain services related to e-subscriptions transmitted to the its users and records the fee charged by third party mobile phone operators as cost of revenues. E-subscriptions also include fees charged for Internet access services. E-subscription revenues are recognized in the month in which the service is performed, provided that no significant Company obligations remain.

E-commerce revenues are earned from direct sales of consumer products through the Company’s Web site. Product sales, net of return allowances, are recorded when the products are shipped and title passes to customers. Outbound shipping charges to customers of $181,000 and $82,000 are included in revenue for the year ended December 31, 2002 and 2001, respectively.

E-technology revenues from providing technology services and the sale of hardware are generally provided pursuant to short term contracts of three months or less with revenue recognized on a completed contract basis, provided that no significant Company obligations remain.

(l) Cost of revenues

i) Advertising

Advertising cost of revenues consists of compensation and related overhead costs for employees, depreciation expenses, fees for bandwidth leasing charges, content and services. Royalties paid to content providers are expensed as incurred and included as cost of revenues. Contracts with content providers generally range from three to 12 months in duration and may be terminated by either party upon notice. Most contracts provide for a guaranteed minimum fee to be paid to the content provider over a specified period of time; such minimum fixed fees are charged to expense over the period in which content is received. In addition to minimum fixed fee arrangements, certain contracts require payments to content providers based on a stated percentage, generally ranging from 15% to 50%, of the related advertising revenues generated. Such payments are expensed as incurred and included as cost of revenues.

ii) Non-advertising

E-subscription cost of revenue consists of subscription collection charges and short message transmission fees paid to third party network operators and payments to short messaging content suppliers. E-commerce cost of revenue consists of the purchase price of consumer products sold by the Company and inbound and outbound shipping charges. E-technology cost of revenue consists of employee compensation costs and related overhead, fees paid to third parties for design services and, where applicable, the cost of hardware and software.

(m) Product development

Cost incurred in the enhancement of the Company’s Web site and the classification and organization of listings within Internet properties and enhancements to existing products are charged to product development expense as incurred. Material software development costs incurred during the application development stage, including the costs related to the development of the Company’s Web site, are capitalized as other assets once technological feasibility has been established. Web site development costs are amortized over three years. No Web site development costs were capitalized during the three years ended December 31, 2002.

(n) Advertising expense

Advertising expense which generally represents the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services are expensed as incurred. Advertising expenses are charged to the statements of operations when incurred. Included in sales and marketing expenses are advertising costs of $1,667,000, $2,208,000, and $4,877,000 for each of the years ended December 31, 2002, 2001, and 2000, respectively.

(o) Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In general, compensation cost under APB No. 25 is recognized based on the difference, if any, between the estimated fair value of the Company’s common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Total compensation cost as determined at the date of option grant is recorded in Shareholders’ Equity as Additional Paid-in-Capital with an offsetting entry to Deferred Compensation. Deferred Compensation is amortized on an accelerated basis and charged to expense in accordance with FASB Interpretation No. 28 (“FIN 28”) over the vesting period of the underlying options, generally ranging from one to four years.

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

(r) Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the unrealized gains on investments in marketable debt securities and the cumulative foreign currency transaction adjustment. The following table summarized the accumulated comprehensive income as of December 31, 2002, 2001, and 2000, respectively (in thousands):

	Accumulated Deficit	Foreign Currency Translation Adjustment	Unrealized Gains on Marketable Debt Securities	Total Accumulated Comprehensive Loss
Balance, January 1, 2000	(5,414)	(1)	—	(5,415)
Net loss	(19,236)	—	—	(19,236)
Foreign currency translation adjustment	—	(1)	—	(1)

Balance, December 31, 2000	(24,650)	(2)	—	(24,652)
Net loss	(43,587)	—	—	(43,587)
Foreign currency translation adjustment	—	6	—	6

Balance, December 31, 2001	(68,237)	4	—	(68,233)
Net loss	(1,036)	—	—	(1,036)
Foreign currency translation adjustment	—	3	—	3
Unrealized gains on marketable debt securities	—	—	540	540

Balance, December 31, 2002	$(69,273)	$7	$540	$(68,726)

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that this announcement will have a significant impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for interim periods and fiscal years ending after December 15, 2002. The Company does not believe that this announcement will have a significant impact on its financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not believe that this announcement will have a significant impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, FIN 46 must be adopted for the first interim or annual period beginning after June 15, 2003. The Company does not believe that this announcement will have a significant impact on its financial statements.

3. Acquisition of ChinaRen, Inc.

On October 18, 2000, the Company acquired ChinaRen, Inc. (“ChinaRen”), a company incorporated in California, for total consideration of approximately $33,016,000, consisting of 4,401,500 shares of Sohu common stock valued at $31,581,000, stock options granted to ChinaRen employees to purchase 221,002 shares of Sohu common stock valued at $541,000, and other acquisition costs aggregating approximately $894,000. The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements.

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

The Company performed an impairment assessment of the identifiable intangibles and goodwill associated with the acquisition of ChinaRen, Inc. The assessment was performed primarily due to an overall decline in industry growth rates, negative industry and economic trends, and the sustained decline in the Company’s stock price which had resulted in the Company’s market capitalization falling below net book value. As a result of the Company’s impairment assessment, during the year ended December 31, 2001 the Company recorded an impairment charge of approximately $17,676,000 to write off the remaining identifiable intangibles and goodwill. The charge was based upon an estimate of future discounted cash flows over the remaining useful life of the identifiable intangibles and goodwill. The assumptions supporting the cash flows and the discount rate were determined using the Company’s best estimates as of such date.

The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended December 31, 2000, as if the acquisition had occurred on January 1, 1999, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1999, and may not be indicative of future operating results.

Year Ended December 31, 2000
(Unaudited, in thousands)
Net Revenue	$6,114
Operating loss	$(45,761)
Net loss attributable to common stockholders	$(51,141)

4. Treasury Stock

In October 2002, the Company repurchased 1.2 million shares of its common stock at a price per share of $1.67, including brokerage commission, for total consideration of $2.0 million. The 1.2 million shares purchased by the Company are no longer outstanding, and are being held by the Company as treasury stock. Treasury stock is accounted for under the cost method.

5. Stockholder Rights Plan

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

6. Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, and accounts receivable. As of December 31, 2002, substantially all of the Company’s cash, cash equivalents, and marketable debt securities were held in five financial institutions in the United States, Singapore, mainland China, and Hong Kong. Accounts receivable are typically unsecured, denominated in Chinese RMB, and are derived from revenues earned from customers primarily located in the People’s Republic of China. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2002 and 2001, no one customer accounted for 10% or more of the balance of accounts receivable.

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

The Company faces certain macro-economic and regulatory risks and uncertainties relating to the Company’s China operations (see Note 15).

7. Balance Sheet Components (in thousands)

	December 31, 2002	December 31, 2001
Accounts receivable, net
Accounts receivable	$2,916	$3,361
Less: Allowance for doubtful accounts	(924)	(651)

	$1,992	$2,710

Fixed assets, net
Computer equipment	$13,427	$11,988
Office furniture and equipment	548	290
Leasehold improvements	947	531

	14,922	12,809
Accumulated depreciation	(8,910)	(4,856)

	$6,012	$7,953

Long-term loans to related parties, net
Long-term loans to related parties	$5,079	$1,815
Less: Valuation allowance	(252)	—

	$4,827	$1,815

Other assets, net
Computer software	$2,158	$1,919
Website development costs	131	131
Others	400	18
Accumulated amortization	(1,730)	(992)

	$959	$1,076

Accrued liabilities and deferred revenues
Deferred revenues	$1,622	$462
Compensation and benefits	981	676
Accrued liabilities to suppliers	898	800
Taxes payable	346	322
Professional services	213	243
Others	249	300

	$4,309	$2,803

8. China Contribution Plan and Profit Appropriation

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the years ended 2002, 2001, and 2000, the Company contributed a total of $936,000, $799,000, and $1,047,000, respectively, to these funds.

Pursuant to the laws applicable to China’s Foreign Investment Enterprises, the Company’s subsidiary in China must make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP); the other fund appropriations are at the Company’s discretion. Since the Company’s PRC subsidiaries under PRC GAAP are in an accumulated loss position, no appropriations have been made to the general reserve fund.

9. Borrowings

In March 2000, the Company entered into a $2,899,000 short-term loan agreement with a PRC financial institution. The loan was denominated in Renminbi and bore annual interest at 6.14%. This loan was repaid in April 2000.

10. Series B and Series B-1 Mandatorily Redeemable Convertible Preferred Stock

Prior to the initial public offering and at January 1, 2000, there were 5,400,733 shares of Series B and Series B-1 Mandatorily Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) authorized, issued, and outstanding. The following table sets forth the activity related to the Series B Preferred Stock (in thousands except share data):

	Series B		Series B-1		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2000	4,521,166	2,370	879,567	461	5,400,733	2,831
Accretion to estimated redemption value	—	205	—	40	—	245
Conversion to Common Stock	(4,521,166)	(2,575)	(879,567)	(501)	(5,400,733)	(3,076)

Balance at December 31, 2000	—	—	—	—	—	—

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

In conjunction with the Company’s initial public offering in July 2000, all 879,567 shares of Series B-1 Preferred Stock were converted into 879,567 shares of Common Stock on a share for share basis, and all 4,521,166 shares of Series B Preferred Stock were converted into 7,535,276 shares of Common Stock on a basis of one share of Series B Preferred Stock for 1.6667 shares of Common Stock.

Redemption

Prior to the conversion into Common Stock, the Series B Preferred Stock was being accreted to its estimated redemption value through charges to retained earnings; such charges totaled $245,000 for the year ended December 31, 2000.

Warrants

In connection with the issuance of the Company’s Series B Preferred Stock in 1998, the Company granted an option to purchase 6,279 shares of the Company’s Series B Preferred Stock at an exercise price of $0.398 per share. This option was exercised in 1999 and converted into Common Stock on a basis of one share of Series B Preferred Stock for 1.6667 shares of Common Stock.

11. Series C Mandatorily Redeemable Convertible Preferred Stock

Prior to the initial public offering and at January 1, 2000, there were 4,807,101 shares of Series C Mandatorily Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) authorized, and 3,846,718 issued and outstanding.

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

Redemption

Prior to the conversion into Common Stock, the Series C Preferred Stock was being accreted to its estimated redemption value through charges to retained earnings; such charges totaled $736,000 for the year ended December 31, 2000. The redemption rights of the Series C Preferred Stock were subordinate to the Series B Preferred Stock.

12. Series D Mandatorily Redeemable Convertible Preferred Stock

In January and February 2000, the Company entered into a Series D Preferred Stock Purchase Agreement, whereby the Company authorized and issued 2,021,989 shares of the Company’s Series D Mandatorily Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) at an issue price of $14.837 per share.

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

13. Series A Preferred Stock

At January 1, 2000, there were 2,925,000 shares of Series A Preferred Stock issued and outstanding at an issue price of $0.077 per share.

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

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A Preferred Stock would have been entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Common Stock or to the holders of the Series B, B-1 and C Preferred Stock after the satisfaction of the liquidation preference indicated in Notes 10 and 11 above, an amount equal to $0.077 per share, plus declared but unpaid dividends.

Conversion

In conjunction with the Company’s initial public offering in July 2000, all 2,925,000 shares of Series A Preferred

Stock were converted into 2,925,000 shares of Common Stock on a share for share basis.

14. Segment Information

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in three principal business segments. The Company does not allocate any operating costs or assets to its three non-advertising segments as management does not use this information to measure the performance of the operating segments.

Summarized information by segment for 2002, 2001 and 2000 is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Revenues:
Advertising	$13,852	$9,245	$5,844
Non-advertising:
E-subscriptions	10,132	1,252	109
E-commerce	4,201	1,703	—
Other	544	800	—

	14,877	3,755	109

Total revenues	28,729	13,000	5,953

Cost of revenues:
Advertising	5,943	6,644	5,548
Non-advertising:
E-subscriptions	3,655	587	81
E-commerce	3,546	1,529	—
Other	280	653	—

	7,481	2,769	81

Total cost of revenues	13,424	9,413	5,629

Gross profit	$15,305	$3,587	$324

15. Commitments and Contingencies

In July 2000, Dr. Charles Zhang, the Company’s founder, President and Chief Executive Officer, agreed with an affiliate of one of the Company’s Series D Preferred stockholders, to procure Sohu.com Inc. to purchase within a period of three years not less than $6.0 million of services, including but not limited to, broadband, Web distribution, advertising, consultancy services and such other services, from its affiliated group companies at their then current fees and charges. As of December 31, 2002, no purchases or payments had been made under this agreement. On April 20, 2001, the Company, Dr. Charles Zhang, and two affiliates of one of the Company’s stockholders agreed to cancel Dr. Charles Zhang’s July 2000 agreement to procure Sohu to purchase $6 million of services from one such affiliate and to cancel a contract which requires the other affiliate to purchase an aggregate of $6 million of advertising and technical services from the Company in 2000, 2001 and 2002.

As of December 31, 2002, the Company had future minimum rental lease payments of $647,000 and $649,000 for the years ended December 31, 2003 and 2004, respectively, under non-cancelable operating leases. The Company recognized $779,000, $698,000, and $642,000 of rent expense for the years ended December 31, 2002, 2001, and 2000, respectively.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct advertising, e-commerce and e-subscription services, in the People’s Republic of China. Though the People’s Republic of China has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear regarding in what specific segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the People’s Republic of China.

16. Related Party Transactions

(a) Transactions with Shareholders

Pursuant to a one-year agreement that commenced in December 1999, the Company provided a link from its Web site to the Web site of a shareholder. In addition, the shareholder provided Internet content on an updated daily basis to the Company’s business channel. The link allowed for certain news and other informational content to be made available to users of the Company’s Internet portal site, with revenues generated from advertising placed in conjunction with the service to be allocated between both parties on a contractually agreed basis. For the year ended December 31, 2000, the Company recognized expense of $113,000, as a result of this collaborative arrangement.

During the years ended 2002, 2001, and 2000 the Company purchased advertising of $0, $443,000, and $1,943,000, respectively, from a company controlled by one of its shareholders.

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

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of December 31, 2002, the Company had recorded a valuation allowance of $56,000 against long-term loans to related parties for cumulative losses incurred by Beijing Sohu.

Pursuant to the agreements with Beijing Sohu and the shareholders of Beijing Sohu, certain operations related to the Company’s online content were transferred to Beijing Sohu in order to allow Beijing Sohu to develop and provide content to the Company for a monthly service fee, which will be subject to periodic adjustment as agreed between the parties. During the years ended December 31, 2002, 2001 and 2000, the Company paid $145,000, $181,000 and $145,000, respectively, in such service fees. Because of PRC regulations which prohibit foreign companies from operating in the telecommunications industry, Beijing Sohu contracted with mobile network operators on behalf of the Company substantially all e-subscription revenues of $10,132,000 and $1,252,000 during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, accounts receivable from a related party represented receivables from Beijing Sohu of $1,962,000 and $505,000, primarily related to e-subscription revenues ultimately due from mobile network operators. Beijing Sohu also contracted with certain customers on behalf of the Company with respect to e-commerce sales in the amount of $885,000 and $0 for the years ended December 31, 2002 and 2001, respectively.

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in Beijing Century High-Tech Investment Co., Ltd. (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company has extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. These loans are included in long-term loans to related parties. As of December 31, 2002, the Company had recorded a valuation allowance of $4,000 against long-term loans to related parties for losses incurred by High Century.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties. As of December 31, 2002, the Company had recorded a valuation allowance of $3,000 against long-term loans to related parties for losses incurred by Hengda. During the year ended December 31, 2002, the Company had no other transactions with Hengda.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian Information Technology Co., Ltd. (“Sohu-Guolian”), a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. During the year ended December 31, 2002, the Company provided Sohu-Guolian with website development services amounting to $36,000 of which $16,000 was receivable at December 31, 2002. As of December 31, 2002, the Company had recorded a valuation allowance of $189,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of December 31, 2002, payable to related parties included $435,000 and $1,020,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to the Company. The Company may be required to repay these funds at any time.

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

(c) Transactions with investees

In December 2000 the Company received $962,000 of cash from an investee under an agreement with that investee to provide technical and advertising services to the investee or its affiliates in 2001. During the year ended December 31, 2001, the Company recognized advertising revenues of $962,000 (2002: $0) under this agreement.

17. Income Taxes

The Company is subject to taxes in the United States, the People’s Republic of China, and Hong Kong. The Company’s subsidiary in China is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to income tax at a statutory rate of 33% (30% State income tax plus 3% local income tax) on PRC taxable income. The Company is in a loss position in all the jurisdictions up to December 31 2002. No provision or benefit for income taxes have been provided in any periods. The following is a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2002	2001
U.S. federal statutory rate:	(34%)	(34%)
Foreign tax difference from U.S. rate	0%	0%
Permanent book-tax differences	5%	24%
Change in valuation allowance for deferred tax assets	29%	10%

	0%	0%

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)

	Year Ended December 31,
	2002	2001
Deferred tax assets:
Net operating loss carrying forwards	$10,098	$12,971
Investment reserve	—	340
Others	726	739

Total deferred tax assets	10,824	14,050
Valuation allowance	(10,824)	(14,050)

Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance against net deferred tax assets due to the uncertainty surrounding their realization.

As of December 31, 2002, the Company had federal net operating loss (“NOL”) and China NOL of approximately $18,409,000 and $25,271,000, respectively, available to offset future federal and Chinese income tax liabilities, respectively. The U.S. NOL will expire from 2012 to 2023 and the Chinese NOL will expire from 2005 to 2007.

Pursuant to U.S. Treasury Regulations, in 2000 the Company’s Chinese subsidiaries made the entity classification elections to be treated as disregarded entities for U.S. Federal income tax purposes. Upon making the elections, the Chinese subsidiaries’ income or losses would be included in the Company’s U.S. Federal consolidated taxable income. As a result, approximately $3,798,000 of the deferred tax asset balance at December 31, 2002 which is equivalent to $11,508,000 of losses incurred by the Company’s Chinese subsidiary prior to the effective date of the election is unlikely to be available to offset future income of the Company for U.S. tax purposes. Accordingly, the Company is unlikely to be able to realize the tax benefits from these losses.

18. Financial Instruments

The carrying amount of the Company’s cash and cash equivalents approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximated their market values based on their short-term maturities. The investments in marketable debt securities are reported at fair market value as of December 31, 2002.

19. Stock Options

The Company has adopted a stock option plan which provides for the issuance of up to 7,000,000 shares of common stock. The stock option plan allows for the grant of options qualifying as “incentive stock options” under Section 422 of the U.S. Internal Revenue Code of 1986 and non-qualified stock options, which do not so qualify.

The following table summarizes the Company’s stock option activity:

	Year Ended December 31,
	2002		2001		2000
	Options Outstanding	Weighted Average Exercise Price ($)	Options Outstanding	Weighted Average Exercise Price ($)	Options Outstanding	Weighted Average Exercise Price ($)
Outstanding at beginning of period	4,978,073	$2.42	2,739,474	$5.54	1,028,682	$2.30
Granted	2,318,714	1.21	3,869,876	0.87	2,072,668	7.37
Exercised	(184,784)	0.69	—	—	—	—
Canceled	(1,268,037)	2.23	(1,631,277)	3.98	(361,876)	6.79

Outstanding at end of period	5,843,966	$2.04	4,978,073	$2.42	2,739,474	$5.54

Exercisable at end of period	2,779,529	$2.34	1,319,321	$3.73	692,669	$2.19

	Options Outstanding at December 31, 2002			Options Exercisable at December 31, 2002
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.04 – $0.98	2,451,465	8.07	$0.83	1,226,022	$0.78
$1.07 – $1.81	2,276,358	8.82	$1.23	919,664	$1.32
$2.27 – $3.85	420,346	8.08	$3.21	190,604	$3.82
$4.19 – $5.88	221,325	7.34	$5.71	161,363	$5.73
$6.13 – $13	474,472	7.62	$9.37	281,876	$9.54

	5,843,966			2,779,529

Stock-based compensation. In connection with certain stock option grants during the years ended December 31, 2002, 2001, and 2000, the Company recognized deferred stock compensation totaling $0, $63,000, and $768,000, respectively, which is being amortized over the vesting periods of the related options, which generally range from two to four years. Compensation expense recognized during the years ended December 31, 2002, 2001, and 2000, totaled $20,000, $63,000, and $629,000, respectively.

Minimum value disclosures. The Company calculated the minimum value of stock option grants on the date of grant using the Black-Scholes pricing method with the following assumptions:

Year Ended December 31,
	2002	2001
Risk-free interest rate	1.5-6.4%	2-6.4%
Expected life (years)	1-4	1-4
Expected dividend yield	—	—
Volatility	0-110%	0-96%
Fair value of options at grant date	$0.03-$6.56	$0.03-$6.56

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the stock option awards as prescribed by SFAS No. 123, the Company’s net loss per share would have resulted in the pro forma amounts disclosed below (in thousands except per share data):

	Year Ended December 31,
	2002	2001	2000
Net loss attributable to common shareholders:
As reported	$(1,036)	$(43,587)	$(23,150)
Pro forma	$(2,065)	$(45,292)	$(24,197)
Net loss per share, basic and diluted:
As reported	$(0.03)	$(1.22)	$(1.14)
Pro forma	$(0.06)	$(1.27)	$(1.19)

The effects of applying SFAS No. 123 methodology in this pro forma disclosure may not be indicative of future amounts. Additional stock option awards in future years are expected.

In January 2003, the Board of Directors granted options, pursuant to the Company’s 2000 Stock Incentive Plan, to purchase an aggregate of 808,750 shares of Sohu common stock at an exercise price of $7.63 per share, except for the options granted to Dr. Charles Zhang which have an exercise price of $8.39.

20. Net Loss Per Share

Net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(1,036)	$(43,587)	$(19,236)
Accretion of Series B, C and D Mandatorily Redeemable Preferred Stock to redemption value	—	—	(3,914)

Net loss attributable to common stockholders	$(1,036)	$(43,587)	$(23,150)

Denominator:
Shares used in computing basic and diluted net loss per share (in thousands)	35,420	35,626	20,286

Basic and diluted net loss per share attributable to common shareholders	$(0.03)	$(1.22)	$(1.14)

Antidilutive securities including options, warrants, and preferred shares not included in net loss per share calculation (in thousands)	1,054	231	9,957

EXHIBIT INDEX

Exhibit No.		Description

3.1	(4)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2	(3)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

4.1	(6)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent

10.1	(5)	2000 Stock Incentive Plan, as amended.

10.2	(1)	Form of Stock Option Agreement.

10.3	(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.4	(1)	English Translation of Form of Employment Agreement for Employees of Beijing ITC.

10.5	(1)	Second Amended and Restated Stockholders’ Voting Agreement.

10.6	(1)	Third Amended and Restated Investor Rights Agreement.

10.7	(1)	Technical Services Agreement between Hikari Tsushin, Inc. and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.8	(1)	Technical Services Agreement between Legend (Beijing) Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.9	(1)	Technical Services Agreement between PCCW International Marketing Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.10	(1)	Assets and Business Restructuring Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services, Ltd.

10.11	(1)	Cooperation Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services Ltd.

10.12	(1)	Option Agreement among Sohu ITC Information Technology (Beijing) Co. Ltd. and Charles Zhang and Jinmei He.

10.13	(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang

10.14	(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.15	(2)	Interim Loan Agreement, dated as of September 20, 2000, among Sohu.com Inc., as lender, ChinaRen, Inc. as Borrower, and Joseph Chen, Nick Yang and Yunfan Zhou, as pledgors.

10.16	(2)	Agreement and Plan of Merger among Sohu.com Inc., Alpha Sub Inc. and ChinaRen, Inc. dated as of September 13, 2000.

10.17	(5)	Agreement, dated as of July 12, 2000 between Charles Zhang and Pacific Century Cyberworks.

10.18	(7)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei

10.19	(8)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.20	(8)

Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.21	(9)	Lease Agreement dated December 15, 2002 between Samsung Hong Kong Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.22	(9)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Charles Zhang

10.23	(9)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Derek Palaschuk

21.1	(9)	Subsidiaries of the registrant.

23.1	(9)	Consent of Independent Accountants.

24.1	(9)	Power of Attorney (included in signature page to this Form 10-K)

99.1	(9)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	(9)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).

(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on September 28, 2000.

(3)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2000.

(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.

(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 19, 2001.

(6)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.

(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.

(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.

(9)	Filed herewith.