Form 10-Q
period 2003-03-31
SOHU COM INC
filed 2003-05-12
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2003

Common stock, $.001 par value	35,137,559

SOHU.COM INC

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$23,215	$18,929
Accounts receivable, net	2,832	1,992
Accounts receivable from related parties	4,884	1,962
Prepaid and other current assets	2,428	2,009
Current portion of long-term investments in marketable debt securities	4,549	2,482

Total current assets	37,908	27,374
Long-term investments in marketable debt securities	19,678	22,800
Fixed assets, net	5,897	6,012
Long-term loans to related parties	4,741	4,827
Other assets, net	907	959

	$69,131	$61,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$853	977
Payable to related parties	1,563	1,455
Accrued liabilities and deferred revenues	6,693	4,309

Total current liabilities	9,109	6,741

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400 authorized at March 31, 2003 and December 31, 2002, 34,878 and 34,611 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively)	35	35
Treasury Stock	(2,003)	(2,003)
Additional paid-in capital	130,065	129,881
Deferred compensation	(31)	(42)
Accumulated other comprehensive income	552	547
Accumulated deficit	(68,596)	(73,187)

Total shareholders’ equity	60,022	55,231

	$69,131	$61,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002
Revenues:
Advertising	$4,476	$2,511
Non-advertising (including $8,554 and $889 from related parties for the three months ended March 31, 2003 and 2002, respectively)	9,935	2,020

Total revenues	14,411	4,531

Cost of revenues:
Advertising (including $36 related party services for each of the three months ended March 31, 2003 and 2002)	1,602	1,463
Non-advertising (including $2,646 and $366 of related party services for the three months ended March 31, 2003 and 2002, respectively)	3,654	1,448

Total cost of revenues	5,256	2,911

Gross profit	9,155	1,620

Operating expenses:
Product development	1,742	1,175
Sales and marketing	1,992	2,015
General and administrative	1,076	967

Total operating expenses	4,810	4,157

Operating profit/(loss)	4,345	(2,537)

Other income/(expense)	(81)	22
Interest income	327	306

Net income/(loss)	$4,591	$(2,209)

Basic net income/(loss) per share	$0.13	$(0.06)

Shares used in computing basic net income/(loss) per share	34,756	35,626

Diluted net income/(loss) per share	$0.12	$(0.06)

Shares used in computing diluted net income/(loss) per share	39,186	35,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income/(loss)	$4,591	$(2,209)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,227	1,183
Provision for allowance for doubtful accounts	(26)	141
Provision for valuation allowance for long-term loans to related parties	86	—
Loss on disposal of fixed assets	2	—
Stock-based compensation expense	(18)	(6)
Changes in assets and liabilities:
Accounts receivable	(813)	(150)
Accounts receivable from related parties	(2,922)	(52)
Prepaid and other current assets	(431)	326
Accounts payable	(95)	397
Payable to related parties	108	169
Accrued liabilities and deferred revenues	2,274	330

Net cash provided by operating activities	3,983	129
Cash flows from investing activities:
Long term investments in marketable debt securities	1,061	(4,958)
Long-term loans to related parties	—	(1,880)
Acquisition of fixed assets	(759)	(977)
Acquisition of other assets	(213)	(9)

Net cash provided by/(used in) investing activities	89	(7,824)
Cash flows from financing activities:
Issuance of Common Stock pursuant to Stock Incentive Plan	214	—

Net cash provided by financing activities	214	—
Net increase/(decrease) in cash and cash equivalents	4,286	(7,695)
Cash and cash equivalents at beginning of period	18,929	29,263

Cash and cash equivalents at end of period	$23,215	$21,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Stock			Additional Paid-in Capita		Accumulated Other Comprehensive Income		Total Shareholders’ Equity
	Shares Issued	Amount	Treasury Stock		Deferred Compensation		Accumulated Deficit
Balance, December 31, 2002	34,611	$35	$(2,003)	$129,881	$(42)	$547	$(73,187)	$55,231
Net income	—	—	—	—	—	—	4,591	4,591
Unrealized gains on marketable debt securities	—	—	—	—	—	6	—	6
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)

Comprehensive income								4,596
Compensatory stock options	—	—	—	(30)	11	—	—	(19)
Issuance of common stock pursuant to stock incentive plan	267	—	—	214	—	—	—	214

Balance, March 31, 2003	34,878	$35	$(2,003)	$130,065	$(31)	$552	$(68,596)	$60,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. (“Sohu” or the “Company”) is a Delaware corporation. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its wholly owned subsidiaries, Sohu ITC Information Technology (Beijing) Co., Ltd., Sohu.com (Hong Kong) Limited, and ChinaRen, Inc., and Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), a related company.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in three principal business segments. The Company does not allocate any operating costs or assets to its non-advertising segments as management does not use this information to measure the performance of the operating segments. The Company doesn’t allocate any Web site operation cost to non-advertising cost of revenues.

Summarized information by segment for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues:
Advertising	4,476	2,511
Non-advertising:
E-subscription	8,678	889
E-commerce	1,175	1,028
Other	82	103

Subtotal non-advertising revenues	9,935	2,020

Total revenues	14,411	4,531

Cost of revenues:
Advertising	1,602	1,463
Non-advertising:
E-subscription	2,646	366
E-commerce	1,008	905
Other	—	177

Subtotal non-advertising cost of revenues	3,654	1,448

Total cost of revenues	5,256	2,911

Gross profit	9,155	1,620

3. NET INCOME (LOSS) PER SHARE

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

4. RELATED PARTY TRANSACTIONS

The Company has entered into the following arrangements with Dr. Charles Zhang, the Company’s Chief Executive Officer and a major Sohu shareholder, and certain employees of the Company to satisfy People’s Republic of China (“PRC”) regulations which prohibit or restrict foreign companies from owning or operating telecommunications, internet content, financial services and certain other businesses in China. The Company expects that it will continue to be involved in and provide additional financial support under similar arrangements in the future, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to executive officers and directors.

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. These loans are included in long-term loans to related parties. As of March 31, 2003, the Company had recorded a valuation allowance of $56,000 against long-term loans to related parties for cumulative losses incurred by Beijing Sohu.

Pursuant to the agreements with Beijing Sohu and the shareholders of Beijing Sohu, certain operations related to the Company’s online content were transferred to Beijing Sohu in order to allow Beijing Sohu to develop and provide content to the Company for a monthly service fee, which will be subject to periodic adjustment as agreed between the parties. The Company paid $36,000 in such service fees for each of the three months ended March 31, 2003 and 2002. Because of PRC regulations which prohibit foreign companies from operating in the telecommunications industry, Beijing Sohu contracted with network operators for e-subscription revenues of $8,488,000 and $889,000 during the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, accounts receivable from related parties included receivables from Beijing Sohu of $4,818,000 primarily related to subscription revenues ultimately due from third party network operators. Beijing Sohu generated e-commerce sales of $1,175,000 and $300,000, respectively, during the three months ended March 31, 2003 and 2002.

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in Beijing Century High-Tech Investment Co., Ltd. (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company has extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. These loans are included in long-term loans to related parties. As of March 31, 2003, the Company had recorded a valuation allowance of $4,000 against long-term loans to related parties for losses incurred by High Century.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties. As of March 31, 2003, the Company had recorded a valuation allowance of $3,000 against long-term loans to related parties for losses incurred by Hengda.

Because of PRC regulations which prohibit foreign companies from operating in certain industries, Hengda contracted with a network operator for e-subscription revenues of $66,000 for Internet access services during the three months ended March 31, 2003. At March 31, 2003, accounts receivable from related parties included receivables from Hengda of $66,000 primarily related to subscription revenues ultimately due from a third party network operator. There were no revenues recorded during the three months ended March 31, 2002 because this business started in the first quarter of 2003.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian Information Technology Co., Ltd. (“Sohu-Guolian”), a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. As of March 31, 2003, the Company had recorded a valuation allowance of $275,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of March 31, 2003, payable to related parties included $435,000 and $1,128,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to the Company. The Company may be required to repay these funds at any time.

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

5. COMMITMENTS AND CONTINGENCIES

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business and to conduct advertising, e-commerce and subscription services in the People’s Republic of China. Though the People’s Republic of China has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear regarding in what specific segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the People’s Republic of China.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This Issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company has not completed its assessment as to whether EITF No. 00-21 will have a significant impact on its financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc., and, except where the context requires otherwise, our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), and our affiliates Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), and Sohu-Guolian Information Technology Co., Ltd. (or Sohu-Guolian), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act

of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

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

We have incurred significant net losses since inception, except for each of the three quarters ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of $68.6 million. These losses have been funded with proceeds of preferred stock private placements and our initial public offering completed in July 2000. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. We anticipate funding such losses, if any, with the remaining proceeds from our initial public offering.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Sohu’s discussion and analysis of its financial condition and results of operations are based upon Sohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Sohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Sohu evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Sohu believes accounting for advertising revenue, accounting for e-subscriptions revenues, gross versus net basis of revenue recognition, allowance for doubtful accounts, provision for long-term loans to related parties, and valuation allowance against deferred tax assets represent critical accounting policies which reflect more significant judgments and estimates used in the preparation of our consolidated financial statements.

We generate advertising revenue from standard, sponsorship and retail contracts, most of which are one year or less in duration. Pursuant to standard advertising contracts, we provide placements on a number of different Web site channels and formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is normally recognized ratably over the period in which the advertising is displayed, when collectibility is reasonably assured. In estimating the fair value of individual services provided, we make estimates based on the value of services provided to our customers using prices contained in our standard rate card and actual average sell rates. Different sell rates can exist between contracts depending on the size, the respective advertiser and the location of the advertisements. Sponsorship contracts may include services similar to those in our standard advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on our Web site, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight line basis over the contract period and when collection of the resulting receivable is reasonably assured provided we are meeting our obligations under the contract. Pursuant to retail advertising contracts, which are normally for lower dollar amounts and are with small and medium size enterprises, we provide services which include listings in our search directory or our classified advertisements section, normally for a fixed annual fee, and priority placements on search results for a fixed fee or variable pricing based on bidding by different competitors. For retail advertising contracts, revenue is recognized as the service is provided, which is normally on a straight line basis over the term of the contract, and collection of the resulting receivable is reasonably assured. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

E-subscription revenues are included within non-advertising revenues and are derived principally from providing value added short messaging services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. E-subscription revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on a number of mobile network operators in China to bill mobile phone users for e-subscription fees. In order to meet ownership requirements under PRC law which restrict or prohibit us from being an Internet content provider or directly providing telecommunications services such as e-subscriptions, we rely on Beijing Sohu to contract with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu receives a statement from each of the operators confirming the amount of e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu, which then transfers the funds to Sohu. In order to recognize revenue and get paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranges from 15% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur. At the end of each reporting period, where an operator has not provided Beijing Sohu with the monthly statement for any month confirming the amount of e-subscription charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable e-subscription fees and accrues revenue accordingly. Material differences could result in the amount and timing of our revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records.

Our management must determine whether to record revenue for our e-subscriptions and e-commerce business lines using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, principally whether Sohu is acting as the principal in offering services to the customer or whether Sohu is acting as an agent in the transaction. To the extent Sohu is acting as a principal in a transaction Sohu reports as revenue the payments received on a gross basis and reports as costs of revenue the amounts attributable to goods and services provided by third party operators and other vendors. To the extent Sohu is acting as an agent in a transaction Sohu reports as revenue the payments received less commissions and other payments to third parties, i.e., on a net basis. The determination of whether Sohu is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

Based on our assessment, our e-subscriptions revenues are recorded on a gross basis. The majority of our e-commerce revenues are recorded on a gross basis but, depending on the terms of particular contracts with our suppliers, the net basis is also used. To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues, less expenses) flows through operating income. Accordingly, the impact on operating income is the same, whether Sohu records the revenue on a gross or net basis.

Our management must make estimates of the uncollectability of our accounts receivables from third parties and related parties. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our non-related party accounts receivable balance was $2.8 million net of allowance for doubtful accounts of $646,000 as of March 31, 2003. Our accounts receivable from related parties was $4.9 million and there was no allowance for doubtful accounts as of March 31, 2003. If the financial condition of Sohu’s customers or telecom operators were to deteriorate, resulting in their inability to make payments, additional allowance might be required.

Our management must make estimates of the valuation of long-term loans to related parties which were made to facilitate our participation in telecommunications, internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted (the “PRC Companies”). To the extent losses are incurred by the PRC companies, Sohu accrues for such losses by recording a valuation allowance against long-term loans to related parties. As of March 31, 2003, Sohu had recorded $338,000 of such valuation allowance for losses incurred by the PRC Companies. If the regulatory environment was to change or business conditions were to deteriorate, additional allowances might be required.

As of March 31, 2003, due to our history of cumulative losses, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future, which are currently not contemplated in our current estimates, that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment to the deferred tax asset would increase income when those events occurred.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

REVENUES

Total revenues increased by $9.9 million to $14.4 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. For the three months ended March 31, 2003, advertising revenues constituted $4.5 million or 31% of total revenues and non-advertising revenues were $9.9 million or 69% of total revenues. For the three months ended March 31, 2002, advertising revenues constituted $2.5 million or 55% of total revenues and non-advertising revenues were $2 million or 45% of total revenues.

Advertising Revenues

Advertising revenues increased by $2 million to $4.5 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase was primarily due to higher advertising rates, the increasing number of advertisers purchasing space on our online media properties as well as larger and longer-term purchases by certain advertisers. Sales to Sohu’s five largest advertisers were 13% of total advertising revenues for the three months ended March 31, 2003, as compared to 21% of total advertising revenues for the three months ended March 31, 2002.

Non-advertising Revenues

Non-advertising revenues which have been the fastest growing part of our business are derived principally from monetizing our users (i.e. consumers) via e-subscription services and to a lesser extent from e-commerce services.

Non-advertising revenues increased by $7.9 million to $9.9 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Non-advertising revenues were derived from e-subscription fees of $8.7 million, e-commerce services of $1.2 million, and e-technology services of $82,000.

Most of the growth in non-advertising revenues was attributable to increases in e-subscriptions revenue. E-subscription revenues are derived principally from providing value added short messaging services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. E-subscriptions fees increased by $7.8 million to $8.7 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase was due to product development and consumer acceptance of short messaging services most of which were recently introduced.

E-commerce revenues are earned from direct sales of consumer products through Sohu’s Web site. In 2001, we established store.sohu.com where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of who are individuals in Beijing, Shanghai and Guangzhou. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. E-commerce revenue increased by $147,000 to $1.2 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, as a result of more people purchasing through our Web site.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues increased by $2.3 to $5.3 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. For the three months ended March 31, 2003, advertising cost of revenues constituted $1.6 million or 30% of total cost of revenues and non-advertising cost of revenues were $3.7 million or 70% of total cost of revenues. For the three months ended March 31, 2002, advertising cost of revenues constituted $1.5 million or 50% of total cost of revenues and non-advertising cost of revenues was $1.4 million or 50% of total cost of revenues.

Advertising Cost of Revenues

Advertising cost of revenues increased by $139,000 to $1.6 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002 due to higher spending on headcount and content as we expanded our channel offerings.

Non-advertising Cost of Revenues

Non-advertising cost of revenues increased by $2.2 million to $3.7 million for the three months ended March 31, 2003. For the three months ended March 31, 2003, non-advertising cost of revenues included $2.6 million in e-subscription cost of revenues consisting of subscription collection and short message transmission charges paid to third party network operators and $1 million in e-commerce cost of revenue consisting of the purchase price of consumer products sold by Sohu and inbound and outbound shipping charges. E-commerce and subscription cost of revenues do not include allocations for Web site operating costs. Substantially all non-advertising cost of revenues are variable costs and the increase is consistent with the increases in revenue.

Product Development Expenses

Product development expenses increased by $567,000 to $1.7 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase was primarily attributable to increased headcount and licensing spending associated with our Sohu browser and online games development.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $23,000 to $2 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Overall spending was largely unchanged.

General and Administrative Expenses

General and administrative expenses increased by $109,000 to $1.1 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase was primarily due to an increase in professional fees.

Operating Profit/(Loss)

As a result of the foregoing, we had an operating profit of 4.3 million for the three months ended March 31, 2003 as compared to an operating loss of $2.5 million for the three months ended March 31, 2002.

Other Expense

For the three months ended March 31, 2003, other expense was $81,000 and included a $86,000 valuation allowance for long-term loans to related parties for investments in Sohu-Guolian and $5,000 gain on disposal of fixed assets. There was no significant other expense recorded for the three months ended March 31, 2002.

Interest Income

Interest income for the three months ended March 31, 2003 was $327,000, approximately the same as for the three months ended March 31, 2002, as our cash balances and average rates of return were similar and we invested in longer term marketable securities which partly protected us from falling interest rates.

Net Income/(Loss)

As a result of the foregoing, we had net income of $4.6 million for the three months ended March 31, 2003, as compared to a net loss of $2.2 million for the three months ended March 31, 2002. We did not record any income tax expense as we have approximately $17 million in net operating losses which can be used to reduce taxes payable. As a Delaware company, after the utilization of remaining loss carryforwards we will be subject to tax at a maximum rate of 34 percent.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of preferred stock and our initial public offering completed in July 2000. From inception through March 31, 2003, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. We invest our excess cash in marketable debt securities of high quality investment grade. As of March 31, 2003, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $47.4 million.

Net cash provided by operating activities was approximately $4 million for the three months ended March 31, 2003, primarily due to net income of $4.6 million and depreciation and amortization of $1.2 million, offset by an increase in working capital of $1.9 million. Net cash provided by operating activities was $129,000 for the three months ended March 31, 2002, primarily due to our net loss of $2.2 million, depreciation and amortization of $1.2 million, and a decrease in working capital of $1 million.

There was no significant net cash provided by the investing activities for the three months ended March 31, 2003. During the three months ended March 31, 2003, $1 million of marketable debt securities matured and approximately offset the payment for acquisition of fixed assets and other assets. Net cash used in investing activities was $7.8 million for the three months ended March 31, 2002, primarily due to long-term investments in marketable debt securities of $5 million, the purchase of fixed assets for $1 million and long-term loans to related parties of $1.9 million for financing an investment in High Century and Hengda.

There was no significant net cash provided by financing activities for each of the three months ended March 31, 2003 and 2002.

Our principal commitments consist of obligations under various operating leases for office facilities. We expect that capital expenditures in 2003 will primarily consist of purchases of additional servers, computer software, workstations and technological improvements to network infrastructure.

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

RISK FACTORS

Risks Related to Sohu.com

Cases of Severe Acute Respiratory Syndrome, or SARS, may have an adverse effect on our business operations and financial results.

Recently there have been a number of SARS cases in China, where we derive all of our revenues, and specifically in Beijing where most of our employees are based. Possible risks associated with SARS include a reduction in advertising revenue because advertisers may cancel existing contracts or defer future advertising expenditures, a reduction of non-advertising revenue because consumers’ use of our e-subscriptions and e-commerce services is restricted, and severe disruption of our business operations if our suppliers or we are required to temporarily close our offices pursuant to health or other government regulations. With the health of our employees being the highest priority we have taken precautionary protection measures which include but are not limited to restricting travel and having most of our Beijing head office employees work from their homes. The situation with SARS could deteriorate or improve in a very short time.

If we are unable to obtain adequate Director and Officer liability insurance against third party claims at economical rates, we could be exposed to increased risk of loss in the event of a claim.

Pursuant to a policy expiring in July 2003, we have $15 million in Director and Officer liability insurance coverage. As our market capitalization has recently increased significantly, this amount of insurance coverage may not be sufficient. Furthermore, because of market factors associated with the Sarbanes-Oxley Act of 2002 and the litigation environment in the United States, our premiums could increase significantly and we may not be able to obtain sufficient coverage at economical rates.

Except for each of the three quarters ended March 31, 2003, we have incurred net losses since inception and losses could continue in the future.

Except for each of the three quarters ended March 31, 2003, we have incurred significant net losses since our inception in August 1996. In addition, we had an accumulated deficit of approximately $68.6 million at March 31, 2003. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. We may not sustain profitability.

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

We conduct our Internet business solely in the PRC through our wholly owned subsidiary, Beijing ITC. Beijing ITC is a wholly foreign owned enterprise, or WFOE, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In order to meet ownership requirements under PRC law which restrict or prohibit Sohu from operating in certain industries such as Internet content provider, online stock trading and internet access, we have established Beijing Sohu, High

Century and Hengda which are companies incorporated in the PRC and owned by Charles Zhang, our chief executive officer, and certain other employees of Sohu. As of March 31, 2003, Sohu had invested $5.1 million in Beijing Sohu, High Century and Hengda through loans to related parties. In 2000, we extended loans of $242,000 to Dr. Charles Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Charles Zhang. In 2001 and 2002, we made loans of $4.6 million to Dr. Charles Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In March 2002, High Century entered into a joint venture agreement with Guolian Securities Co., Ltd., pursuant to which High Century has invested $3.1 million in Sohu-Guolian in return for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda or Sohu-Guolian.

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

If we, Beijing ITC, High Century, Beijing Sohu, Hengda, or Sohu-Guolian were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

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

At March 31, 2003 Sohu had provided long term loans of $5.1 million to Dr. Charles Zhang, Sohu’s Chief Executive Officer and a major Sohu stockholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Charles Zhang and 20% by certain of our employees, and Hengda, which is owned 80% by High Century and 20% by an employee. Beijing Sohu, High Century and Hengda are used to facilitate our participation in telecommunications, Internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to directors and executive officers.

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

Our ability to ultimately collect these loans will depend on the profitability of Beijing Sohu, Hengda, Sohu-Guolian and High Century, which is uncertain. As of March 31, 2003, the Company had recorded $338,000 of valuation allowance for losses incurred by Beijing Sohu, High Century, Hengda, and Sohu-Guolian. Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Hengda, Sohu-Guolian and Beijing Sohu.

As of March 31, 2003, payable to related parties of $1.6 million represents funds initially used to capitalize High Century and Hengda which are currently not being used in the operations of High Century and Hengda and have been transferred to Sohu. Under PRC regulations, we could be required to repay these balances to High Century and Hengda at any time or High Century and Hengda could be penalized for this action. We do not intend to repay the balances at this time.

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

We derive a significant portion of our revenues from the sale of advertising on our Web sites. For the three months ended March 31, 2003 and 2002, advertising revenues represented approximately 31% and 55%, respectively, of our total revenues.

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

We derive a significant portion of our revenues from e-subscription services on our Web sites. For the three months ended March 31, 2003 and 2002, e-subscription revenues represented approximately 60% and 20%, respectively, of our total revenues. We expect our reliance on e-subscription revenues to increase. Our business plan is dependent upon further increases in revenues from e-subscription services and the expansion of our subscriber base.

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

We face significant risks in the area of e-subscription services, such as the following, which could adversely affect our e-subscription services and revenues:

•	E-subscription services are provided through our Web site and recorded in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranges from 15% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur. Changes in failure rates may result in a significant reductions or fluctuations in our e-subscription revenues.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our contract with Unicom is currently under negotiation and the existing CMCC contract expires in September 2003. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our revenue, gross margin and profitability could be materially reduced.

•	We rely on the operators to pay us the e-subscriptions fees which they have billed to their mobile customers. If an operator refuses to pay us or limits the amount of e-subscriptions fees which can be billed in a month, our revenues could be adversely affected.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our e-subscription services.

•	If CMCC or Unicom is unwilling to cooperate with us, we would not be able to find substitute partners.

•	Currently over eighty percent of our e-subscriptions revenue is from consumers who subscribe for individual services for which we charge a monthly fee ranging from approximately US$.60 to US$4.0. Over the past six months, the largest contributor to our e-subscriptions growth and total e-subscriptions revenue has been from our online dating and friends matching service which we refer to as “Jiqinggongshe” or “GGMM”. Growth and sustainability of our e-subscription revenues is dependent upon user acceptance of our existing and new services, especially services such as GGMM which are paid by way of monthly subscriptions. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our e-subscriptions revenue, generally, and our GGMM revenue, specifically, would be materially impacted.

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis, each of which could result in decreases or fluctuations in our revenue.

•	Also, consumers may cancel their services at any time without notice, which could result in significant reductions and fluctuations in our revenue.

•	CMCC or Unicom may change their operating regulations at any time, which could result in our being fined or having our services discontinued for non-compliance with their regulations. Changes in these operating regulations could also have a material impact on our revenue. For example, in April 2003, CMCC announced or clarified regulations which prohibit utilizing its billing gateway for services which are not directly related to the mobile phone and prohibit billing for services which have not used by a user for more than three months.

•	We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area.

We also face the risk that changes in government policy could restrict or curtail the services which we provide.

We rely on e-commerce services for a significant portion of our revenues.

We derive a significant portion of our revenues from e-commerce sales from our Web sites. For the three months ended March 31, 2003 and 2002, e-commerce revenues represented approximately 8% and 23%, respectively, of our total revenues.

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

There are currently no industry standard pricing models used to sell advertising on the Internet. This makes it difficult to project our future advertising rates and revenues. The models we adopt may prove not to be profitable. A significant portion of our advertising revenues in 2003 and 2002 were derived from charging a fixed fee to display an advertisement over a given time period.

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

There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Some of our major competitors in China are major United States Internet companies, such as Yahoo! Inc and Nasdaq listed companies Sina Corporation and Netease. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as Legend Computer, America Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

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

Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the “current account,” which includes dividends, trade and service related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment.

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

There were approximately 34,878,143 shares of our common stock outstanding as of March 31, 2003, as well as options to purchase an additional 6,241,770 shares of our common stock. Of the outstanding shares, 25,424,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three months ended March 31, 2003 was not material.

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

In June 2000, we extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of Sohu, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of Sohu. A subsidiary of Sohu has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of March 31, 2003, we had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

In November 2001, we entered into a loan and share pledge agreement with Dr. Charles Zhang, and Li Wei, another employee of Sohu, for the purpose of funding an equity investment of $4,595,000 by these two individuals in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of Sohu. Pursuant to the loan agreement, we have extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. These loans are included in long term loans to related parties. As of March 31, 2002, we had recorded a valuation allowance of $4,000 against long-term loans to related parties for losses incurred by High Century.

In January 2002, we entered into a loan and share pledge agreement with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties. As of March 31, 2003, we had recorded a valuation allowance of $3,000 against long-term loans to related parties for losses incurred by Hengda.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian, a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. As of March 31, 2003, we had recorded a valuation allowance of $275,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of March 31, 2003, payable to related parties included $435,000 and $1,128,000 payable to High Century and Hengda, respectively, as High Century and Hengda had transferred their unused cash to Sohu. Sohu may be required to repay these funds at any time.

(b)	Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of March 31, 2003, unrealized gains of $546,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date, or the Evaluation Date, within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Sohu would be made known to them by others within the company. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

During the three months ended March 31, 2003, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

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
Dated: May 12, 2003
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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Derek Palaschuk

Chief Financial Officer & Senior Vice President

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended March 31, 2003

EXHIBITS INDEX

10.1	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Victor Koo
10.2*	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Charles Zhang
10.3*	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Derek Palaschuk
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.