Form 10-Q
period 2003-06-30
SOHU COM INC
filed 2003-08-12
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2003

Common stock, $.001 par value	35,752,986

SOHU.COM INC

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$31,248	$18,929
Accounts receivable, net	4,182	1,992
Accounts receivable from related parties	7,968	1,962
Prepaid and other current assets	2,538	2,009
Current portion of long-term investments in marketable debt securities	8,748	2,482

Total current assets	54,684	27,374
Long-term investments in marketable debt securities	15,426	22,800
Fixed assets, net	5,502	6,012
Long-term loans to related parties, net	4,739	4,827
Other assets, net	1,320	959

	$81,671	$61,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$691	977
Payable to related parties	1,009	1,455
Accrued and other liabilities	8,828	2,687
Deferred revenues	2,654	1,622

Total current liabilities	13,182	6,741

Commitments and contingencies (Note 5)
Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400 authorized, 35,620 and 34,611 shares issued and outstanding at June 30, 2003 and December 31, 2002)	36	35
Treasury Stock	(2,003)	(2,003)
Additional paid-in capital	130,994	129,881
Deferred compensation	(25)	(42)
Accumulated other comprehensive income	557	547
Accumulated deficit	(61,070)	(73,187)

Total shareholders’ equity	68,489	55,231

	$81,671	$61,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Advertising	$6,801	$3,363	$11,277	$5,874
Non-advertising (including $11,325, $1,871, $19,879 and $2,759 from related parties respectively)	12,548	2,763	22,483	4,783

Total revenues	19,349	6,126	33,760	10,657

Cost of revenues:
Advertising (including $36, $36, $72, and $72 related party services, respectively)	1,750	1,495	3,352	2,958
Non-advertising (including $3,548, $848, $6,194, and $1,213 related party services, respectively)	4,521	1,600	8,175	3,048

Total cost of revenues	6,271	3,095	11,527	6,006

Gross profit	13,078	3,031	22,233	4,651

Operating expenses:
Product development	1,926	1,310	3,674	2,485
Sales and marketing	2,528	1,872	4,527	3,887
General and administrative	1,312	984	2,394	1,951

Total operating expenses	5,766	4,166	10,595	8,323

Operating profit/(loss)	7,312	(1,135)	11,638	(3,672)

Other expense	(129)	(58)	(191)	(36)
Interest income	343	323	670	629

Net income/(loss)	7,526	(870)	12,117	(3,079)

Basic net income/(loss) per share	$0.21	$(0.02)	$0.35	$(0.09)

Shares used in computing basic net income/(loss) per share	35,286	35,641	35,020	35,633

Diluted net income/(loss) per share	$0.19	$(0.02)	$0.31	$(0.09)

Shares used in computing diluted net income/(loss) per share	40,036	35,641	39,405	35,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income/(loss)	$12,117	$(3,079)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,410	2,453
Provision for valuation allowance for long-term loans to related parties	209	106
Loss on disposal of fixed assets	2	—
Provision for allowance for doubtful accounts	(74)	786
Stock-based compensation expense	(12)	5
Changes in assets and liabilities:
Accounts receivable	(2,115)	(1,083)
Accounts receivable from related parties	(6,006)	—
Prepaid and other current assets	(470)	425
Accounts payable	223	481
Payable to related parties	(721)	241
Accrued and other liabilities	6,370	(754)
Deferred revenues	1,032	454

Net cash provided by operating activities	12,965	35
Cash flows from investing activities:
Long term investments in marketable debt securities	1,120	(4,895)
Long-term loans to related parties	(121)	(3,264)
Acquisition of fixed assets	(1,423)	(1,584)
Acquisition of other assets	(1,297)	(38)

Net cash used in investing activities	(1,721)	(9,781)
Cash flows from financing activities:
Issuance of Common Stock pursuant to Stock Incentive Plan	1,075	5

Net cash provided by financing activities	1,075	5
Net increase/(decrease) in cash and cash equivalents	12,319	(9,741)
Cash and cash equivalents at beginning of period	18,929	29,263

Cash and cash equivalents at end of period	$31,248	$19,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income/(Loss)		Total Shareholders’ Equity
	Shares Issued	Amount	Treasury Stock		Deferred Compensation		Accumulated Deficit
Balance, December 31, 2002	34,611	$35	$(2,003)	$129,881	$(42)	$547	$(73,187)	$55,231
Net income	—	—	—	—	—	—	12,117	12,117
Unrealized gains on marketable debt securities	—	—	—	—	—	12	—	12
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)

Comprehensive income								12,127
Compensatory stock options	—	—	—	(30)	17	—	—	(13)
Issuance of common stock pursuant to stock incentive plan	1,009	1	—	1,143	—	—	—	1,144

Balance, June 30, 2003	35,620	$36	$(2,003)	$130,994	$(25)	$557	$(61,070)	$68,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. (“Sohu” or the “Company”) is a Delaware company. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its wholly owned subsidiaries, Sohu ITC Information Technology (Beijing) Co., Ltd. (“Beijing ITC”) and Sohu.com (Hong Kong) Limited, and a related company, Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”).

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in three principal business segments. The Company does not allocate any operating costs or assets to its two principal non-advertising segments as management does not use this information to measure the performance of the operating segments. The Company does not allocate any website operation costs to non-advertising cost of revenues.

Summarized information by segment for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Advertising	$6,801	$3,363	$11,277	$5,874
Non-advertising:
E-subscription	11,564	1,877	20,242	2,766
E-commerce	984	800	2,159	1,828
Other	—	86	82	189

Subtotal non-advertising revenues	12,548	2,763	22,483	4,783

Total revenues	19,349	6,126	33,760	10,657

Cost of revenues:
Advertising	1,750	1,495	3,352	2,958
Non-advertising:
E-subscription	3,630	850	6,276	1,216
E-commerce	891	663	1,899	1,568
Other	—	87	—	264

Subtotal non-advertising cost of revenues	4,521	1,600	8,175	3,048

Total cost of revenues	6,271	3,095	11,527	6,006

Gross profit	$13,078	$3,031	$22,233	$4,651

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common stock issuable upon the exercise of stock options (using the treasury stock method).

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

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or

He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of June 30, 2003, the Company had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

Pursuant to the agreements with Beijing Sohu and the shareholders of Beijing Sohu, certain operations related to the Company’s online content were transferred to Beijing Sohu in order to allow Beijing Sohu to develop and provide content to the Company for a monthly service fee, which will be subject to periodic adjustment as agreed between the parties. The Company paid $36,000 and $72,000 in such service fees for the three and six months ended June 30, 2003, respectively, the same as for the corresponding three and six month periods in 2002. Because of PRC regulations which prohibit foreign companies from operating in the telecommunications industry, Beijing Sohu contracted with network operators for e-subscription revenues of $10,967,000 and $19,455,000 during the three and six months ended June 30, 2003, respectively, as compared to $1,871,000 and $2,759,000 in the corresponding three and six month periods in 2002. At June 30, 2003, accounts receivable from related parties included receivables from Beijing Sohu of $7,693,000 primarily related to e-subscription revenues ultimately due from third party network operators. Beijing Sohu generated e-commerce sales of $984,000 and $2,159,000, respectively, during the three and six months ended June 30, 2003, as compared to $235,000 and $535,000 in the corresponding three and six month periods in 2002.

A large percentage of the Company’s e-commerce cash on delivery services in Beijing is being provided at fair market value by JBM Delivery, a company owned by Zhang Tao, the brother of Dr. Charles Zhang, Sohu’s chief executive officer, president and chairman, and a major Sohu stockholder. The company was started by Zhang Tao in the third quarter of 2002. As of June 30, 2003, total delivery fees paid by the Company to the delivery company were approximately $110,000 (including $34,000 and $65,000 in fees paid in the three and six months ended June 30, 2003, respectively), representing delivery of 66% and 58%, respectively, of total deliveries in such three and six month periods.

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in Beijing Century High-Tech Investment Co., Ltd. (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company has extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. These loans are included in long-term loans to related parties. As of June 30, 2003, the Company had recorded a valuation allowance of $4,000 against long-term loans to related parties for losses incurred by High Century.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties. As of June 30, 2003, the Company had recorded a valuation allowance of $3,000 against long-term loans to related parties for losses incurred by Hengda.

Because of PRC regulations which prohibit foreign companies from operating in certain industries, Hengda contracted with a network operator for e-subscription revenues of $358,000 and $424,000 for Internet access services during the three and six months ended June 30, 2003, respectively. At June 30, 2003, accounts receivable from related parties included receivables from Hengda of $275,000 primarily related to e-subscription revenues ultimately due from a third party network operator. There were no revenues recorded during the three and six months ended June 30, 2002 because this business started in the first quarter of 2003.

In June 2003, the Company entered into a Loan and Share Pledge Agreement (the “Internet Loan Agreement”) with He Jinmei for the purpose of funding an equity investment of $121,000 by He Jinmei in Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), a company to be incorporated in the PRC which, upon approval from the local authorities,will engage in Internet information services in the PRC on behalf of the Company. The $121,000 investment represents a 20% interest in Sohu Internet, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties.

The Century Loan Agreement, Hengda Loan Agreement and Internet Loan Agreement, which are subject to PRC law, include provisions that (i) the loans can only be repaid to the Company by transferring the shares of High Century, Hengda or Sohu Internet to the Company, (ii) the shares of High Century, Hengda or Sohu Internet cannot be transferred without the approval of the Company, and (iii) the Company has the right to appoint all directors and senior management personnel of High Century, Hengda and Sohu Internet. Charles Zhang, Li Wei and He Jinmei have pledged all of their shares in High Century, Hengda and Sohu Internet as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, after January 2003, in the case of Hengda, and after June 2004, in the case of Sohu Internet, or at such time as Dr. Charles Zhang, Li Wei or He Jinmei, as the case may be, is not an employee of the Company. The Company does not intend to request repayment of the loans as long as PRC regulations prohibit the Company from directly investing in businesses being undertaken by High Century, Hengda and Sohu Internet.

In April 2002, High Century invested $3,080,000 in Sohu-Guolian Information Technology Co., Ltd. (“Sohu-Guolian”), a company incorporated in the PRC, for a 51% equity interest in and joint control over Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. As of June 30, 2003, the Company had recorded a valuation allowance of $398,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of June 30, 2003, payable to related parties included $1,009,000 payable to Hengda, as Hengda had transferred its unused cash to the Company. The Company may be required to repay these funds at any time.

PRC regulations currently restrict the Company from holding direct equity interests in Beijing Sohu, High Century, Hengda, Sohu Internet and Sohu-Guolian; therefore, the financial statements of these entities are not consolidated with those of the Company. As the shareholders of these entities are also officers and shareholders of the Company, these entities are related parties and, thus, transactions with these entities are disclosed in accordance with SFAS 57, “Related Party Disclosures.” The Company expects that it will continue to be involved in and provide financial support to these entities.

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This Issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of EITF No. 00-21 will have a significant impact on its financial statements.

In January 2003, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”

(“FIN 46”), was issued. FIN 46 addresses reporting and disclosure requirements for variable interest entities (“VIEs”). It defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003.

VIEs consist of corporations, trusts, partnerships and other entities where the equity investment holders have not contributed sufficient capital to finance the activities of the VIEs or the equity investment holders do not have defined rights and obligations normally associated with equity investments. The Company’s related parties, Beijing Sohu, High Century and Hengda are VIEs and the Company is the primary beneficiary as defined under FIN46. Thus, effective July 1, 2003, these three related parties will be consolidated in the Company’s financial statements. Sohu Internet will also be a VIE with the Company as the primary beneficiary as defined under FIN46 and consolidated in the Company’s financial statements upon its establishment. Please see Note 5 for transactions with VIEs.

The Company does not believe that the adoption of FIN 46 will have a material impact on its financial statements.

7. RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform with current period presentation.

8. SUBSEQUENT EVENT

The Company completed a private placement on July 14, 2003 of $90 million principal amount of zero coupon convertible senior notes due July 2023, which offering resulted in net proceeds to the Company of approximately $87,750,000 after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and will be convertible into the Company’s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal amount at maturity will initially be convertible into 22.3414 shares of common stock of the Company. Each holder of the notes will have the right, at the holder’s option, to require the Company to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. The Company may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require the Company to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes and the common stock issuable upon conversion of the notes have not been registered under the U.S. Securities Act of 1933 or the securities laws of any other jurisdiction. Unless they are registered, the notes may be offered and sold only in transactions that are exempt from registration under the U.S. Securities Act of 1933 and the securities laws of any other jurisdiction. Sohu has agreed to file with the Securities and Exchange Commission a registration statement covering resales of the notes and the shares of common stock issuable upon conversion of the notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and”Sohu.com” are to Sohu.com Inc., and, except where the context requires otherwise, our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Sohu.com Limited, and our affiliates Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), Sohu-Guolian Information Technology Co., Ltd. (or Sohu-Guolian), and Beijing Sohu Internet Service Co. Ltd. (or Sohu Internet) and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

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

We derive revenues primarily through the sale of advertising, e-subscription, short messaging services and e-commerce.

We were organized in 1996 as Internet Technologies China Incorporated, and launched our original Web site, itc.com.cn, in January 1997. In February 1998, we re-launched our Web site under Sohu.com. In September 1999, we renamed our company Sohu.com Inc. Substantially all of our operations are conducted through our indirect wholly owned PRC subsidiary Sohu ITC Information Technology (Beijing) Co., Ltd.

On May 1, 2003, Beijing Sohu signed a six month agreement with China Mobile (Beijing) Co., Ltd. (“BMCC”) whereby BMCC provides a billing and message transmission platform which allows China Mobile users throughout China to use short messaging services and content produced by Sohu. The agreement will be automatically renewed for another six months if both BMCC and Beijing Sohu don’t want to terminate the agreement. Pursuant to the agreement, Sohu has the right to set fees for its services to a maximum of $0.25 per message or $3.62 per month for subscription services. Upon collecting fees for Sohu services, BMCC remits the service fees 30 days after the month in which the service is delivered. For use of its platform and collection, BMCC charges a gateway fee of $0.006-$0.012 per message depending on the volume of the monthly total messages and retains 15% of total collection from mobile users. Sohu is responsible for establishing and maintaining its own delivery and content systems, maintaining a connection to the BMCC, and providing content and services for mobile users.

At June 30, 2003, Sohu had contracts expiring at various times from November 2003 to May 2004 with 10 other China Mobile subsidiaries which provide services in their respective provinces under terms similar to those offered by BMCC.

On June 2, 2003, Beijing Sohu signed a one year agreement with China Unicom Co., Ltd. (“Unicom”) whereby Unicom provides a billing and message transmission platform which allows Unicom users throughout China to use short messaging services and content produced by Sohu. Pursuant to the agreement, Sohu has the right to set fees for its services to a maximum of $0.25 per message or $3.62 per month for subscription services. Upon collecting fees for Sohu services, Unicom remits the service fees 60-90 days after the month in which the service is delivered. For use of its platform and collection, Unicom charges a gateway fee of $0.01 per message, a 12% bad debts and business taxes fee based on the total monthly fees paid to us and a collection fee ranging from 10% to 40% (depending on the volume of messages) of the monthly fees paid to us Sohu is responsible for establishing and maintaining its own delivery and content system, maintaining the connection to the gateway of Unicom, and providing content and services for mobile users.

We have incurred significant net losses since inception, except for each of the four quarters ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of $61.1 million. These losses have been funded with proceeds of preferred stock private placements and our initial public offering completed in July 2000. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. We anticipate funding such losses, if any, with the remaining proceeds from our initial public offering.

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

E-subscription revenues are included within non-advertising revenues and are derived principally from providing value added short messaging services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. E-subscription revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on a number of mobile network operators in China to bill mobile phone users for e-subscription fees. In order to meet ownership requirements under PRC law which restrict or prohibit us from being an Internet content provider or directly providing telecommunications services such as e-subscriptions, we rely on Beijing Sohu to contract with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu receives a statement from each of the operators confirming the amount of e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu each operator remits the
 e-subscription fees, net of its service fees, for the month to Beijing Sohu, which then transfers the funds to Sohu. In order to recognize revenue and get paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranges from 5% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur. CMCC Beijing is currently in the process of establishing a new billing platform and may require us to switch to this platform in the third quarter of 2003 or in the future. The new platform may result in higher failure rates. At the end of each reporting period, where an operator has not provided Beijing Sohu with the monthly statement for any month confirming the amount of e-subscription charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable e-subscription fees and accrues revenue accordingly. Material differences could result in the amount and timing of our revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records.

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

Our management must make estimates of the uncollectability of our accounts receivables from third parties and related parties. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our non-related party accounts receivable balance was $4.2 million net of allowance for doubtful accounts of $598,000 as of June 30, 2003. Our accounts receivable from related parties was $8.0 million and there was no allowance for doubtful accounts as of June 30, 2003. If the financial condition of Sohu’s customers or telecom operators were to deteriorate, resulting in their inability to make payments, additional allowance might be required.

Our management must make estimates of the valuation of long-term loans to related parties which were made to facilitate our participation in telecommunications, internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted (the “PRC Companies”). To the extent losses are incurred by the PRC Companies, Sohu accrues for such losses by recording a valuation allowance against long-term loans to related parties. As of June 30, 2003, Sohu had recorded $461,000 of such valuation allowance for losses incurred by the PRC Companies. If the regulatory environment was to change or business conditions were to deteriorate, additional allowances might be required.

As of June 30, 2003, due to our history of cumulative losses, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future, which are currently not contemplated in our current estimates, that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment to the deferred tax asset would increase income when those events occurred.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Total net revenues were $19.3 million and $33.8 million for the three and six months ended June 30, 2003, respectively, as compared to $6.1 million and $10.7 million for the corresponding three and six month periods in 2002. For the three months ended June 30, 2003 and 2002, advertising revenues constituted $6.8 million and $3.4 million, or 35.1% and 54.9% of total revenues, respectively, and non-advertising revenues were $12.5 million and $2.8 million, or 64.9% and 45.1% of total revenues, respectively. For the six months ended June 30, 2003 and 2002, advertising revenues constituted $11.3 million and $5.9 million, or 33.4% and 55.1% of total revenues, respectively, and non-advertising revenues were $22.5 million and $4.8 million, or 66.6% and 44.9% of total revenues, respectively.

Advertising Revenues

Advertising revenues increased by $3.4 million to $6.8 million for the three months ended June 30, 2003 and increased by $5.4 million to $11.3 million for the six months ended June 30, 2003, as compared to the corresponding three and six month periods in 2002. The increase was primarily due to the development and growth from our paid listing business, higher advertising rates, the increasing number of advertisers purchasing space on our online media properties as well as larger and longer-term purchases by certain advertisers. Sales to Sohu’s five largest advertisers were 12% and 10% of total advertising revenues for the three and six months ended June 30, 2003, respectively, as compared to 20% and 16% of total advertising revenues for the corresponding three and six month periods in 2002. As of June 30, 2003 and 2002, $2.2 million and $916,000 of deferred advertising revenues were included within deferred revenues, respectively.

Non-advertising Revenues

Non-advertising revenues which have been the fastest growing part of our business are derived principally from monetizing our users (i.e. consumers) via e-subscription services.

Non-advertising revenues increased by $9.8 million to $12.5 million for the three months ended June 30, 2003 and increased by $17.7 million to $22.5 million for the six months ended June 30, 2003, as compared to the corresponding three and six month periods in 2002. Non-advertising revenues for the three months ended June 30, 2003 were derived from e-subscription fees of $11.5 million and e-commerce services of $984,000.

Most of the growth in non-advertising revenues was attributable to increases in e-subscriptions revenue. E-subscription revenues are derived principally from providing value added short messaging services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. E-subscriptions fees increased by $9.6 million to $11.5 million for the three months ended June 30, 2003 and increased by $17.4 million to $20.2 million for the six months ended June 30, 2003, as compared to the corresponding three and six month periods in 2002. The increase was due to product development and consumer acceptance of short messaging services most of which were recently introduced.

E-commerce revenues are earned from direct sales of consumer products through Sohu’s Web site. In 2001, we established store.sohu.com where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of who are individuals in Beijing, Shanghai and Guangzhou. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. E-commerce revenue increased by $184,000 to $984,000 for the three months ended June 30, 2003 and increased by $331,000 to $2.2 million for the six months ended June 30, 2003, as compared to the corresponding three and six month periods in 2002, as a result of more people purchasing through our Web site.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues increased by $3.2 million to $6.3 million for the three months ended June 30, 2003 and increased by $5.5 million to $11.5 million for the six months ended June 30, 2003, as compared to the three and six month periods in 2002. For the three months ended June 30, 2003 and 2002, advertising cost of revenues constituted $1.8 million and 1.5 million, or 27.9% and 48.3% of total cost of revenues, respectively, and non-advertising cost of revenues was $4.5 million and $1.6 million, or 72.1% and 51.7% of total cost of revenues, respectively. For the six months ended June 30, 2003 and 2002, advertising cost of revenues constituted $3.4 million and $3.0 million, or 29.1% and 49.3% of total cost of revenues, respectively, and non-advertising cost of revenues was $8.2 million and $3.0 million, or 70.9% and 50.7% of total cost of revenues, respectively.

Advertising Cost of Revenues

Advertising cost of revenues increased by $255,000 to $1.8 million for the three months ended June 30, 2003 and increased by $394,000 to $3.4 million for the six months ended June 30, 2003, as compared to the corresponding three and six month periods in 2002. The increases were primarily due to higher spending on headcount and content as we expanded our channel offerings.

Non-advertising Cost of Revenues

Non-advertising cost of revenues increased by $2.9 million to $4.5 million for the three months ended June 30, 2003 and increased by $5.1 million to $8.2 million for the six months ended June 30, 2003, as compared to the corresponding three and six month periods in 2002. For the three months ended June 30, 2003, non-advertising cost of revenues included $3.6 million in e-subscription cost of revenues consisting of subscription collection and short message transmission charges paid to third party network operators and $891,000 in e-commerce cost of revenues consisting of the purchase price of consumer products sold by Sohu and inbound and outbound shipping charges. For the six months ended June 30, 2003, non-advertising cost of revenues included $6.3 million in
 e-subscription cost of revenues and $1.9 million in e-commerce cost of revenues. E-commerce and subscription cost of revenues do not include allocations for Web site operating costs. Substantially all non-advertising cost of revenues are variable costs and the increase is consistent with the increases in revenue.

Product Development Expenses

Product development expenses increased by $616,000 to $1.9 million for the three months ended June 30, 2003 and increased by $1.2 million to $3.7 million for the six months ended June 30, 2003, as compared to the corresponding three and six month periods in 2002. The increases were primarily attributable to increased headcount and licensing spending associated with our e-subscriptions and online games development.

Sales and Marketing Expenses

Sales and marketing expenses increased by $656,000 to $2.5 million for the three months ended June 30, 2003 and increased by $640,000 to $4.5 million for the six months ended June 30, 2003, as compared to the corresponding three and six month periods in 2002. The increases were primarily due to the increased marketing spending as we launched a game in the second quarter of 2003.

General and Administrative Expenses

General and administrative expenses increased by $328,000 to $1.3 million for the three months ended June 30, 2003 and increased by $443,000 to $2.4 million for the six months ended June 30, 2003, as compared to the corresponding three and six month periods in 2002. The increases were primarily due to increased professional fees and head counts in 2003.

Operating Profit (Loss)

As a result of the foregoing, we had operating profit of $7.3 million and $11.6 million for the three and six months ended June 30, 2003 as compared to operating loss of $1.1 million and $3.7 million for the corresponding three and six month periods in 2002.

Interest Income

Interest income was $343,000 and $670,000 for the three and six months ended June 30, 2003, approximately the same as for the corresponding three and six month periods in 2002, as our cash balances and average rates of return were similar and we invested in longer term marketable securities which partly protected us from falling interest rates.

Net Income (Loss)

As a result of the foregoing, we had net income of $7.5 million and $12.1 million for the three and six months ended June 30, 2003, as compared to net loss of $870,000 and $3.1 million for the corresponding three and six month periods in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of preferred stock and our initial public offering completed in July 2000. From inception through June 30, 2003, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements and $52.4 million from the sale of common stock in our initial public offering. We invest our excess cash in marketable debt securities of high quality investment grade. As of June 30, 2003, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $55.4 million.

Net cash provided by operating activities was $13.0 million for the six months ended June 30, 2003, primarily due to $12.1 million of our net income, $2.4 million of depreciation and amortization, $209,000 of provision for valuation allowance for loans to related parties, offset by $1.7 million of an increase in working capital. There was no significant net cash provided by operating activities for the six months ended June 30, 2002. That was primarily due to $3.1 million of our net loss, $2.5 million of depreciation and amortization, $786,000 of provision for allowance for doubtful accounts and $236,000 of an increase in working capital.

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2003, primarily due to $1.4 million of purchase of fixed assets and $1.3 million of addition of other assets, offset by cash received from matured marketable debts. Net cash used in investing activities was $9.8 million for the six months ended June 30, 2002, and primarily due to $4.9 million of long-term investments in marketable debt securities, the $1.5 million of purchase of fixed assets and $3.3 million of long-term loans to related parties for financing investments in High Century, Hengda and Sohu-Guolian.

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2003, due to proceeds from issuance of common stock pursuant to the stock incentive plan. There was no significant net cash provided by financing activities for the six months ended June 30, 2002.

We completed a private placement on July 14, 2003 of $90 million principal amount of zero coupon convertible senior notes due July 2023, which offering resulted in net proceeds to Sohu of approximately $87,750,000 after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and will be convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal amount at maturity will initially be convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes and the common stock issuable upon conversion of the notes have not been registered under the U.S. Securities Act of 1933 or the securities laws of any other jurisdiction. Unless they are registered, the notes may be offered and sold only in transactions that are exempt from registration under the U.S. Securities Act of 1933 and the securities laws of any other jurisdiction. Sohu has agreed to file with the Securities and Exchange Commission a registration statement covering resales of the notes and the shares of common stock issuable upon conversion of the notes.

Our principal commitments consist of obligations under various operating leases for office facilities. We expect that capital expenditures in 2003 will primarily consist of purchases of additional servers, computer software, workstations and technological improvements to network infrastructure.

Pursuant to the agreement with a bank, we were extended, on an uncommitted basis, a commercial line of credit of $15 million (the “Credit Facility”) with our investments in marketable debts as a collateral, to meet any of our short-term contingent cash needs. We didn’t utilize any of the Credit Facility as of June 30, 2003.

In July 2003, China Mobile Communication Corporation, or CMCC, disallowed us from using third party Web sites which do not have Internet content provider licenses, or website union, to promote our e-subscriptions products. In each of the three months ended December 31, 2002, March 31, 2003 and June 30, 2003, a substantial portion of our e-subscriptions growth, especially as regards our GGMM product, was derived from using website union. As a result of our inability to use website union to promote our products, we expect minimal or no growth in e-subscriptions revenue for the three months ended September 30, 2003 as compared to the three months ended June 30, 2003.

We believe that current cash and cash equivalents will be sufficient to meet the requirements of working capital (net cash used in operating activities), commitments and capital expenditures cash needs for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy cash requirements, we may seek to sell additional equity or debt securities or to increase our existing or obtain a new credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

Chinese regulations limit our ability to convert renminbi into foreign currency for capital items. While operations in China are currently a net user of cash, the ability to use future cash generated in China for expenditures outside of China may be restricted. If the renminbi were to decline in value, our revenues in US dollar terms would be reduced.

RISK FACTORS

Risks Related to Our Business

Except for each of the four quarters ended June 30, 2003, we have incurred net losses since inception and losses could continue in the future.

Except for each of the four quarters ended June 30, 2003, we have incurred significant net losses since our inception in August 1996. In addition, we had an accumulated deficit of approximately $61.1 million at June 30, 2003. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Although we have recorded net income for each of the four consecutive quarters ended June 30, 2003, we may not sustain profitability.

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

We conduct our Internet operations solely in the PRC through our wholly owned subsidiary, Beijing ITC. Beijing ITC is a wholly foreign owned enterprise, or WFOE, under PRC law. We are a Delaware corporation and a foreign person under PRC law. Accordingly, our Internet business is 100% foreign-owned. In order to meet ownership requirements under PRC law which restrict or prohibit Sohu from operating in certain industries such as Internet content provider, online stock trading and internet access, we have established Beijing Sohu, High Century and Hengda which are companies incorporated in the PRC and owned by Dr. Charles Zhang, our president and chief executive officer and a major Sohu shareholder, and certain other employees of Sohu. As of June 30, 2003, Sohu had invested $5.1 million in Beijing Sohu, High Century and Hengda through loans to related parties. In 2000, we extended loans of $242,000 to Dr. Charles Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Charles Zhang. In 2001 and 2002, we made loans of $4.6 million to Dr. Charles Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In March 2002, High Century entered into a joint venture agreement with Guolian Securities Co., Ltd., pursuant to which High Century has invested $3.1 million in Sohu-Guolian in return for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda or  Sohu-Guolian.

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

If we, Beijing ITC, High Century, Beijing Sohu, Hengda, or Sohu-Guolian were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu-Guolian’s income;

•	revoking our, Beijing ITC’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu-Guolian’s business license;

•	shutting down our, Beijing ITC’s, or Beijing Sohu’s servers and/or blocking our Web sites;

•	requiring us, Beijing ITC, High Century, Hengda, Beijing Sohu or Sohu-Guolian to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, High Century, Hengda, Beijing Sohu or Sohu-Guolian to discontinue any portion or all of its Internet business.

We may be unable to collect long-term loans to related parties or exercise management influence associated with Beijing Sohu, High Century, Sohu-Guolian, Hengda, or Sohu Internet.

At June 30, 2003 Sohu had provided long-term loans of $5.2 million to Dr. Charles Zhang, Sohu’s president and chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Charles Zhang and 20% by certain of our employees, Hengda, which is owned 80% by High Century and 20% by an employee, and Sohu Internet, which will be owned 80% by High Century and 20% by an employee. Beijing Sohu, High Century, Hengda, and Sohu Internet are or will be used to facilitate our participation in telecommunications, Internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future, subject to the restrictions set forth in the Sarbanes-Oxley Act of 2002 with respect to loans to directors and executive officers.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to Sohu by transferring the shares of High Century, Hengda, Sohu Internet or Beijing Sohu to Sohu, (ii) the shares of High Century, Hengda, Sohu Internet or Beijing Sohu cannot be transferred without the approval of Sohu, and (iii) Sohu has the right to appoint all directors and senior management personnel of High Century, Hengda, Sohu Internet and Beijing Sohu. Dr. Charles Zhang and the other employee borrowers have pledged all of their shares in High Century, Hengda, Sohu Internet and Beijing Sohu as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, the earlier of a demand or 2010, in the case of Beijing Sohu, after January 2003, in the case of Hengda, and after June 2004, in the case of Sohu Internet, or, in any case, at such time as Dr. Charles Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by High Century, Hengda, Sohu Internet, Sohu-Guolian and Beijing Sohu.

Our ability to ultimately collect these loans will depend on the profitability of Beijing Sohu, Hengda, Sohu-Guolian, Sohu Internet and High Century, which is uncertain. As of June 30, 2003, we had recorded $461,000 of valuation allowance for losses incurred by Beijing Sohu, High Century, Hengda, and Sohu-Guolian. Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Hengda, Sohu-Guolian, Sohu Internet and Beijing Sohu.

An amount payable by our wholly-owned subsidiary Beijing ITC to Hengda may be deemed to be an intercompany loan that is not in compliance with applicable PRC regulations.

As of June 30, 2003, our wholly-owned subsidiary Beijing ITC had an amount payable to Hengda of approximately $1.0 million. This amount payable represents funds that were initially used to capitalize Hengda. These funds are not currently being used in the operations of Hengda and have been transferred to Beijing ITC. Beijing ITC does not pay any interest to Hengda in respect of the transferred funds and does not plan to repay the funds at this time. The transfer of the funds may be deemed to be an intercompany loan that is not in compliance with applicable PRC regulations, which generally prohibit direct lending by PRC entities that are not licensed banks. While Hengda and Beijing ITC have each passed the necessary annual inspections of the PRC authorities in all recent periods, if the transfer is deemed to be an intercompany loan, Beijing ITC may be required to repay the funds within a short period and Hengda may be subject to certain penalties.

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

Because we conduct our Internet operations only in the PRC, and because we are restricted or prohibited by the PRC government from owning Internet content, financial services or telecommunication operations in the PRC, we are dependent on Beijing Sohu, Hengda, Sohu-Guolian and High Century in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content, financial services or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, Hengda, Sohu-Guolian and High Century fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

Dr. Charles Zhang, our president and chief executive officer and a major shareholder of our company, owns Beijing Sohu, Hengda, Sohu-Guolian and High Century. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

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

We derive a significant portion of our revenues from the sale of advertising on our Web sites. For the three months and six months ended June 30, 2003, advertising revenues represented approximately 35% and 33%, respectively, of our total revenues, as compared to 55% for both of the corresponding three and six month periods in 2002.

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

We derive a significant portion of our revenues from e-subscription services on our Web sites. For the three and six months ended June 30, 2003, e-subscription revenues represented approximately 59% and 60%, respectively, of our total revenues, as compared to 31% and 26% for the corresponding three and six month periods in 2002. We expect our reliance on e-subscription revenues to increase. Our business plan is dependent upon further increases in revenues from e-subscription services and the expansion of our subscriber base.

E-subscription revenue is derived principally from providing value added short messaging services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. Pursuant to contractual arrangements between Beijing Sohu and a number of mobile network operators in China which are subsidiaries of China Mobile Communication Corporation, or CMCC, and China Unicom Co., Ltd, or Unicom, Sohu relies on the operators for both billing of, and collection from, mobile phone users of e-subscription fees. The service fees range from approximately 10% to 50% of our e-subscription revenues, and are based on contracted rates that are subject to review and renewal on an annual basis. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu receives a statement from CMCC and Unicom confirming the amount of e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu, each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu which then transfers the funds to Beijing ITC, in order to allow the revenues to be included within our consolidated accounts.

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

We face significant risks in the area of e-subscription services, such as the following, which could adversely affect our e-subscription services and revenues:

•	E-subscription services are provided through our Web site and recorded in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 5% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur. CMCC Beijing is currently in the process of establishing a new billing platform and may require us to switch to this platform in the third quarter of 2003 or in the future. The new platform may result in higher failure rates. Changes in failure rates may result in significant reductions or fluctuations in our e-subscription revenues.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our contract with Unicom expires in March 2004. Our contracts with CMCC expire at various times from November 2003 to May 2004. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our revenue, gross margin and profitability could be materially reduced.

•	We rely on the operators to pay us the e-subscriptions fees which they have billed to their mobile customers. If an operator refuses to pay us or limits the amount of e-subscriptions fees which can be billed in a month, our revenues could be adversely affected.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our e-subscription services.

•	If CMCC or Unicom is unwilling to cooperate with us, we would not be able to find substitute partners.

•	Currently over eighty percent of our e-subscriptions revenue is from consumers who subscribe for individual services for which we charge a monthly fee ranging from approximately $0.60 to $4.00. Over the past nine months, the largest contributor to our e-subscriptions growth and total e-subscriptions revenue has been our online dating and friends matching service which we refer to as “Jiqinggongshe” or “GGMM”. Growth and sustainability of our e-subscription revenues is dependent upon user acceptance of our existing and new services, especially services such as GGMM which are paid by way of monthly subscriptions. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our e-subscriptions revenue, generally, and our GGMM revenue, specifically, would be materially impacted.

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis, each of which could result in decreases or fluctuations in our revenue.

•	Also, consumers may cancel their services at any time without notice, which could result in significant reductions and fluctuations in our revenue.

•	CMCC or Unicom may change their operating regulations at any time, which could result in our being fined or having our services discontinued without notice. Changes in these operating regulations could also have a material impact on our revenue. For example, in April 2003, CMCC announced or clarified regulations which prohibit utilizing its billing gateway for services which are not directly related to the mobile phone and prohibit billing for services which have not been used by a subscriber for more than three months. In July 2003, CMCC disallowed us from using third party Web sites which do not have Internet content provider licenses, or website union, to promote our e-subscriptions products. In each of the three months ended December 31, 2002, March 31, 2003 and June 30, 2003, a substantial portion of our e-subscriptions growth, especially as regards our GGMM product, was derived from using website union. As a result of our inability to use website union to promote our products, we expect minimal or no growth in e-subscriptions revenue for the three months ended September 30, 2003 as compared to the three months ended June 30, 2003 and, in addition, future growth in e-subscriptions revenue could be materially less than historical growth.

•	We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area.

We also face the risk that changes in government policy could restrict or curtail the services which we provide.

Our e-commerce services may face certain business and regulatory risks.

For the three and six months ended June 30, 2003, e-commerce revenues represented approximately 5% and 6%, respectively, of our total revenues, as compared to 13% and 17% for the corresponding three and six month periods in 2002.

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

Maintaining and further developing our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, subscribers, and short messaging and e-commerce customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, president, chief executive officer and a major shareholder of our company and the founder and president of Beijing Sohu, High Century, and Hengda. We rely on his expertise in our business operations and on his personal relationships with some of our principal shareholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, High Century, and Hengda. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and  non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing portal business. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisitions we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations.

We may rely on dividends and other distributions on equity paid by our wholly-owned operating subsidiaries to fund any cash requirements we may have.

We are a holding company with no operating assets other than investments in Beijing ITC, our wholly-owned subsidiary in the PRC and our affiliates Beijing Sohu, High Century, Hengda and Sohu-Guolian, which own and conduct our Internet business. We may rely on dividends and other distributions on equity paid by Beijing ITC for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC incurs debt on its own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC only out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC is also required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

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

We cannot be certain that our products and services do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and we may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question.

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

Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the “current account”, which includes dividends, trade and service related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment.

Currently, Beijing ITC may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Beijing ITC may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

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

Risks Related to Our Common Stock

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share, on April 9, 2001. During the last two quarters of 2002, the trading price of our common stock ranged from a low of $1.20 per share to a high of $6.94 per share, and during the first half of 2003 and the third quarter through August 11, 2003, the trading price of our common stock ranged from a low of $6.10 per share to a high of $43.40 per share. On August 11, 2003, the closing price of our common stock was $30.19 per share.

In addition, the Nasdaq Stock Market’s National Market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, and particularly Internet-related companies.

The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock awards.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

There were approximately 35,620,367 shares of our common stock outstanding as of June 30, 2003, as well as options to purchase an additional 5,616,787 shares of our common stock. Of the outstanding shares, 25,424,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

Our president and chief executive officer, Dr. Charles Zhang, beneficially owns approximately 24% of the outstanding shares of our common stock and is our largest stockholder. Our second largest stockholder, together with our chief executive officer, our other executive officers and members of our Board of Directors, beneficially own approximately 50% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three and six months ended June 30, 2003 was not material.

INVESTMENT RISK

a)	Investments in Beijing Sohu, High Century, Hengda, Sohu Internet and Sohu-Guolian

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

In June 2000, we extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of Sohu, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans are included in long term loans to related parties, bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of Sohu. A subsidiary of Sohu has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. As of June 30, 2003, we had recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

In November 2001, we entered into a loan and share pledge agreement with Dr. Charles Zhang, and Li Wei, another employee of Sohu, for the purpose of funding an equity investment of $4,595,000 by these two individuals in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of Sohu. Pursuant to the loan agreement, we have extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. These loans are included in long term loans to related parties. As of June 30, 2003, we had recorded a valuation allowance of $4,000 against long-term loans to related parties for losses incurred by High Century.

In January 2002, we entered into a loan and share pledge agreement with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties. As of June 30, 2003, we had recorded a valuation allowance of $3,000 against long-term loans to related parties for losses incurred by Hengda.

In June 2003, we entered into a loan and share pledge agreement with He Jinmei for the purpose of funding an equity investment of $121,000 by He Jinmei in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of Sohu. The $121,000 investment represents a 20% interest in Sohu Internet, with High Century holding the remaining 80% interest. These loans are included in long term loans to related parties.

The loan agreements under which funds are provided to invest in High Century, Hengda and Sohu Internet are subject to PRC law and include provisions that (i) the loans can only be repaid to us by transferring the shares of High Century, Hengda or Sohu Internet to us, (ii) the shares of High Century, Hengda or Sohu Internet cannot be transferred without the approval of Sohu, and (iii) we have the right to appoint all directors and senior management personnel of High Century, Hengda and Sohu Internet. Charles Zhang,

Li Wei and He Jinmei have pledged all of their shares in High Century, Hengda and Sohu Internet as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, after January 2003, in the case of Hengda, and after June 2004, in the case of Sohu Internet, or at such time as Dr. Charles Zhang, Li Wei or He Jinmei, as the case may be, is not an employee of Sohu. We do not intend to request repayment of the loans as long as PRC regulations prohibit us from directly investing in businesses being undertaken by High Century, Hengda and Sohu Internet.

In April 2002, High Century invested $3,080,000 in Sohu-Guolian, a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian will provide technical services to the PRC online securities trading and financial services industries. As of June 30, 2003, we had recorded a valuation allowance of $398,000 against long-term loans to related parties for losses incurred by Sohu-Guolian.

As of June 30, 2003, payable to related parties included $1,009,000 payable to Hengda, as Hengda had transferred its unused cash to Sohu. Sohu may be required to repay these funds at any time.

(b)	Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of June 30, 2003, unrealized gains of $558,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that material information relating to Sohu would be made known to them by others within the company. During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2003, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on

Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2003, Sohu held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Charles Zhang (with 27,506,426 affirmative votes and 3,776,408 votes withheld), George Chang (with 31,278,609 affirmative votes and 4,225 votes withheld) and Charles Huang (with 31,278,314 affirmative votes and 4,520 votes withheld).

The stockholders also ratified the appointment of PricewaterhouseCoopers as Sohu’s independent accountants for the fiscal year ending December 31, 2003 (with 15,244,350 shares voting for, 4,125 against, and 1,140 abstaining).

ITEM 5. OTHER INFORMATION

Subsequent event

We completed a private placement on July 14, 2003 of $90 million principal amount of zero coupon convertible senior notes due July 2023, which offering resulted in net proceeds to Sohu of approximately $87,750,000 after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and will be convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal amount at maturity will initially be convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes and the common stock issuable upon conversion of the notes have not been registered under the U.S. Securities Act of 1933 or the securities laws of any other jurisdiction. Unless they are registered, the notes may be offered and sold only in transactions that are exempt from registration under the U.S. Securities Act of 1933 and the securities laws of any other jurisdiction. Sohu has agreed to file with the Securities and Exchange Commission a registration statement covering resales of the notes and the shares of common stock issuable upon conversion of the notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Please see the Exhibit Index attached hereto.

(b)	Reports on Form 8-K.

On April 29, 2003, Sohu filed a Current Report on Form 8-K in connection with its earnings results press release and the conference call hosted by Sohu’s management discussing the release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOHU.COM INC.
Dated: August 12, 2003
By: /s/Derek Palaschuk

Chief Financial Officer & Senior Vice President (Principal
Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended June 30, 2003

EXHIBITS INDEX

10.1	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Derek Palaschuk

32.1	Section 1350 Certification of Dr. Charles Zhang

32.2	Section 1350 Certification of Derek Palaschuk