Form 10-Q
period 2003-09-30
SOHU COM INC
filed 2003-11-14
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2003
Common stock, $.001 par value	35,994,859

SOHU.COM INC

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$117,255	$18,929
Accounts receivable, net	11,814	1,992
Accounts receivable from related parties	—	1,962
Prepaid and other current assets	2,945	2,009
Assets held for disposal	2,331	—
Current portion of long-term investments in marketable debt securities	14,898	2,482

Total current assets	149,243	27,374
Long-term investments in marketable debt securities	29,402	22,800
Fixed assets, net	5,574	6,012
Long-term loans to related parties	—	4,827
Other assets, net	3,560	959

	$187,779	$61,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$855	977
Payable to related parties	—	1,455
Accrued liabilities and deferred revenues	19,012	4,309

Total current liabilities	19,867	6,741
Zero coupon convertible senior notes	90,000	—

Total liabilities	109,867	6,741
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400 authorized, 35,982 and 34,611 shares issued and outstanding at September 30, 2003 and December 31, 2002)	36	35
Treasury Stock	(2,003)	(2,003)
Additional paid-in capital	137,852	129,881
Deferred compensation	(20)	(42)
Accumulated other comprehensive income	446	547
Accumulated deficit	(58,399)	(73,187)

Total shareholders’ equity	77,912	55,231

	$187,779	$61,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

C ONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:	$8,748	$3,674	$20,025	$9,548
Advertising
Non-advertising (including $0, $2,472, $19,879, and $5,231 from related parties, respectively)	13,332	3,834	35,815	8,617

Total revenues	22,080	7,508	55,840	18,165

Cost of revenues:
Advertising (including $0, $36, $72, and $108 related party services, respectively)	1,973	1,472	5,325	4,430
Non-advertising (including $0, $873, $6,194, and $2,194 related party services, respectively)	4,928	1,871	13,103	4,919

Total cost of revenues	6,901	3,343	18,428	9,349

Gross profit	15,179	4,165	37,412	8,816

Operating expenses:
Product development	1,968	1,474	5,642	3,959
Sales and marketing	2,839	1,862	7,366	5,749
General and administrative	1,181	955	3,575	2,906

Total operating expenses	5,988	4,291	16,583	12,614

Operating profit/(loss)	9,191	(126)	20,829	(3,798)

Other expense	(552)	(67)	(743)	(103)
Interest income	532	305	1,202	934

Net income/(loss) before taxes	9,171	112	21,288	(2,967)
Income tax expense	6,500	—	6,500	—

Net income/(loss)	2,671	112	14,788	(2,967)

Basic net income/(loss) per share	$0.07	$0.00	$0.42	$(0.08)

Shares used in computing basic net income/(loss) per share	35,824	35,715	35,289	35,660

Diluted net income/(loss) per share	$0.07	$0.00	$0.38	$(0.08)

Shares used in computing diluted net income/(loss) per share	41,643	37,413	39,728	35,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

C ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$14,788	$(2,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Tax benefits from stock options	6,500	—
Depreciation and amortization of other assets	3,638	3,729
Provision for valuation allowance for long-term loans to related parties	209	173
Provision for assets held for disposal	345	—
Loss on disposal of fixed assets	31	—
Provision for allowance for doubtful accounts	(3)	798
Stock-based compensation expense	(2)	13

Changes in assets and liabilities:
Accounts receivable	(3,376)	(1,736)
Accounts receivable from related parties	(6,006)	—
Prepaid and other current assets	(1,118)	539
Accounts payable	95	476
Payable to related parties	—	241
Accrued liabilities and deferred revenues	14,204	551

Net cash provided by operating activities	29,305	1,817

Cash flows from investing activities:
Long-term investments in marketable debt securities	(19,108)	(2,832)
Loans to related parties	—	(3,264)
Cash included in variable interest entities	2,642	—
Acquisition of fixed assets	(2,288)	(2,080)
Acquisition of other assets	(1,416)	(144)

Net cash used in investing activities	(20,170)	(8,320)

Cash flows from financing activities:	—	—
Issuance of common stock pursuant to Stock Incentive Plan	1,441	79
Zero coupon convertible senior notes	87,750	—

Net cash provided by financing activities	89,191	79

Net increase (decrease) in cash and cash equivalents	98,326	(6,424)

Cash and cash equivalents at beginning of period	18,929	29,263

Cash and cash equivalents at end of period	117,255	22,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Stock
	Shares Issued	Amount	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Shareholder’s Equity
Balance, December 31, 2002	34,611	$35	$(2,003)	$129,881	$(42)	$547	$(73,187)	$55,231
Net income	—	—	—	—	—		14,788	14,788
Unrealized gains on marketable debt securities	—	—	—	—	—	(90)	—	(90)
Foreign currency translation adjustment	—	—	—	—	—	(11)	—	(11)
Comprehensive income	—	—	—	—	—	—	—	14,687
Compensatory stock options	—	—	—	(25)	22	—		(3)
Issuance of common stock pursuant to stock incentive plan	1,371	1	—	1,496	—	—	—	1,497
Tax benefits from stock options	—	—	—	6,500	—	—	—	6,500

Balance, September 30, 2003	35,982	$36	$(2,003)	$137,852	$(20)	$446	$(58,399)	$77,912

The accompanying notes are an integral part of these condensed consolidated financial statements

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. (“Sohu” or the “Company”) is a Delaware company. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its intermediate holding company, Sohu.com Limited, its indirect wholly owned subsidiaries, Sohu ITC Information Technology (Beijing) Co., Ltd. (“Beijing ITC”) and Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), and its variable interest entities, Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”). Sohu.com Limited was established in May 2003. Sohu Era and Sohu Internet were established in July 2003.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. ADVERTISING REVENUE RECOGNITION

Advertising revenues are derived principally from standard, sponsorship and retail contracts, most of which are one year or less in duration. Such contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, the Company provides advertisement placements on various Web site channels and in different formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, the Company recognizes revenue upon payment from the customer.

As of July 1, 2003, the Company adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and recognized revenue for the contracted amount ratably over the contract period. Prior to the adoption of EITF 00-21, the Company recognized revenue for individual services ratably over the period the individual advertisement was displayed. In estimating the contract value to be allocated to the individual services, the Company used prices contained in its standard rate cards and the average sell rates. The adoption of EITF 00-21 did not have a material impact on the Company’s revenue.

3. CONCENTRATIONS

Substantially all of the Company’s e-subscription revenue for all periods presented is derived from providing value added mobile-related messaging services. The Company relies on two third party network operators and their subsidiaries for the billing of and collection from mobile phone users. If the annual contracts with these operators were not renewed or were terminated, the Company’s e-subscription business could be adversely affected.

4. ACCOUNTS RECEIVABLE, NET

The Company makes estimates of the uncollectability of accounts receivable based on historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms. A provision is made against accounts receivable to the extent they are considered uncollectible.

The following summarizes the activity in the allowance for doubtful accounts receivable for the nine months ended September 30, 2003 and 2002 (in thousands):

	Nine months Ended September 30,
	2003	2002
Balance at beginning of period	$924	$651
Additional provision	383	1,392
Write-offs	(464)	(594)
Cash collected	(386)	(690)

Balance at end of period	$457	$759

5.    SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in three principal business segments. The Company does not allocate any operating costs, including Web site operating costs, or assets to its two principal non-advertising segments as management does not use this information to measure the performance of the operating segments.

Summarized information by segment for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Advertising	$8,748	$3,674	$20,025	$9,548
Non-advertising:
E-subscription	12,640	2,582	32,882	5,348
E-commerce	692	1,207	2,851	3,035
Other	—	45	82	234

Subtotal non-advertising revenues	13,332	3,834	35,815	8,617

Total revenues	22,080	7,508	55,840	18,165

Cost of revenues:
Advertising	1,973	1,472	5,325	4,430
Non-advertising:
E-subscription	4,299	888	10,575	2,104
E-commerce	629	983	2,528	2,551
Other	—	—	—	264

Subtotal non-advertising cost of revenues	4,928	1,871	13,103	4,919

Total cost of revenues	6,901	3,343	18,428	9,349

Gross profit	$15,179	$4,165	$37,412	$8,816

6.    NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and zero coupon convertible senior notes.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$2,671	$112	$14,788	$(2,967)
Effect of dilutive securities:
Zero coupon convertible senior notes	166	—	166	—

Net income (loss) adjusted for dilutive securities	$2,837	$112	$14,954	$(2,967)

Denominator:
Weighted average basic common shares outstanding	35,824	35,715	35,289	35,660
Effect of dilutive securities:
Stock options	4,180	1,698	3,887	—
Zero coupon convertible senior notes	1,639	—	552	—

Weighted average diluted common shares outstanding	41,643	37,413	39,728	35,660

Basic net income (loss) per share	$0.07	$0.00	$0.42	$(0.08)

Diluted net income (loss) per share	$0.07	$0.00	$0.38	$(0.08)

For the nine months ended September 30, 2002, potential common shares related to shares issuable upon the exercise of stock options of 4.4 million were not included in the computation because the effect of inclusion would be anti-dilutive.

7.    ZERO COUPON CONVERTIBLE SENIOR NOTES

The Company completed a private placement on July 14, 2003 of $90 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to the Company of approximately $87,350,000 after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into the Company’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of common stock of the Company. Each holder of the notes will have the right, at the holder’s option, to require the Company to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. The Company may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes has the right to require the Company to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are effectively subordinated to the Company’s trade debt. The Company has filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes. However, until the registration statement becomes effective, the notes may be offered and sold only in transactions that are exempt from registration under the U.S. Securities Act of 1933 and the securities laws of any other applicable jurisdiction.

8.    VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS

a)	Variable Interest Entities

Effective July 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Pursuant to FIN 46, Beijing Sohu, Beijing Century High-Tech Investment Co., Ltd. (“High Century”), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), and Sohu Internet are variable interest entities (“VIEs”) and the Company is the primary beneficiary. Accordingly, effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements. The Company has not restated earlier periods for the adoption of FIN 46. Thus, prior to July 1, 2003, these entities were not consolidated in the Company’s financial statements and transactions with and balances related to the VIEs have been disclosed as related parties. The Company records a valuation allowance against the long-term loans to the extent there are losses in these entities. As a result, the long-term loans to related party balance equals the net assets of the related VIE. Thus, the adoption of FIN 46 did not have an impact on the net income or net assets of the Company. The following table provides information about VIEs (in thousands):

Name of VIE	Business Purpose	Total assets at September 30, 2003	Total revenue for the three months ended September 30, 2003	Net income/(loss) for the three months ended September 30, 2003
Beijing Sohu	Internet Content Provider	$1,046	$8,095	$(223)
Hengda	Internet Service Provider	1,208	335	1
Sohu Internet	Internet Content Provider	605	4,290	1
High Century	Investment holding	4,587	—	(345)

b)	Related Party Transactions

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

Under Section 402 of the Sarbanes-Oxley Act of 2002, issuers subject to the act are prohibited from making personal loans to their directors and executive officers. Under Section 402, issuers are permitted to maintain the loans they made to directors and executive officers prior to the effective date of the Sarbanes-Oxley Act. They are not permitted, however, to renew or materially modify such loans. The Company believes that there is a strong argument that the loans to Dr. Zhang described below are not “personal loans,” in view of the Company’s underlying business purpose for making the loans and the lack of a personal benefit to Dr. Zhang from the loans. In the absence of judicial interpretation, an SEC rule, or an SEC staff interpretation confirming the Company’s conclusion, however, the Company intends to treat these loans as if they were “personal loans” under Section 402 of the Sarbanes-Oxley Act. Accordingly, the Company expects that if it enters into arrangements similar to those described below in the future, any loans made under such arrangements will be made to individuals who are not directors or executive officers of the Company. In addition, should the existing loans to Dr. Zhang, or to the entities in which he is the primary shareholder, need to be renewed or materially modified, such as if the Company needs to advance additional funds to any of these entities, the Company expects that the entities, the ownership of the entities and/or the loans to the entities will be restructured so that the Company could not be deemed to be making a loan to Dr. Zhang. The prohibitions set forth in Section 402 have not had any adverse effect on the Company’s operations to date, and the Company does not expect them to have any adverse effect in the future.

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. Prior to the adoption of FIN 46 on July 1, 2003, these loans were included in long-term loans to related parties and the Company recorded a valuation allowance of $56,000 against long-term loans to related parties for losses incurred by Beijing Sohu.

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company has extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. Prior to the adoption of FIN 46 on July 1, 2003, these loans were included in long-term loans to related parties and the Company recorded a valuation allowance of $4,000 against long-term loans to related parties for losses incurred by High Century.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. Prior to the adoption of FIN 46 on July 1, 2003, these loans were included in long-term loans to related parties and the Company recorded a valuation allowance of $3,000 against long-term loans to related parties for losses incurred by Hengda.

In June 2003, the Company entered into a Loan and Share Pledge Agreement (the “Internet Loan Agreement”) with He Jinmei for the purpose of funding an equity investment of $121,000 by He Jinmei in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of the Company. The $121,000 investment represents a 20% interest in Sohu Internet, with High Century holding the remaining 80% interest.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian Information Technology Co., Ltd. (“Sohu-Guolian”), a company incorporated in the PRC, for a 51% equity interest in and joint control over Sohu-Guolian. As of June 30, 2003, the Company had recorded a valuation allowance of $398,000 against long-term loans to related parties for losses incurred by Sohu-Guolian. In September 2003, Sohu-Guolian commenced liquidation procedures. During the three months ended September 30, 2003, the Company made a provision of $345,000 against the investment in Sohu-Guolian. At September 30, 2003, the investment in Sohu-Guolian was included as assets held for disposal.

Beijing Sohu contracted with network operators for e-subscription revenues of $7,403,000 and $26,858,000 during the three and nine months ended September 30, 2003, respectively, as compared to $2,472,000 and $5,231,000 in the corresponding three and nine month periods in 2002. Beijing Sohu also generated e-commerce sales of $692,000 and $2,851,000 during the three and nine months ended September 30, 2003, respectively, as compared to $1,204,000 and $3,032,000 in the corresponding three and nine month periods in 2002. Sohu Internet contracted with network operators for e-subscription revenues of $4,290,000 for each of the three and nine months ended September 30, 2003. There were no revenues recorded during the three and nine months ended September 30, 2002 because Sohu Internet was formed in the third quarter of 2003. Hengda contracted with a network operator for e-subscription revenues of $335,000 and $670,000 for Internet access services during the three and nine months ended September 30, 2003, respectively. There were no revenues recorded during the three and nine months ended September 30, 2002 because Hengda’s operations started in the first quarter of 2003. For the three months ended September 30,2003, these revenues were consolidated under FIN 46. For the six months ended June 30, 2003, these revenues were included as related party revenues.

Approximately 60% of the Company’s e-commerce cash on delivery services in Beijing are being provided by Beijing Qingfan Delivery Co., Ltd. (“Qingfan”), a company owned by Zhang Tao, the brother of Dr. Charles Zhang, Sohu’s Chief Executive Officer, President and Chairman, and a major Sohu stockholder. Total delivery fees paid by the Company to Qingfan were approximately $20,000 and $88,000 for the three and nine months ended September 30, 2003, as compared to $20,000 for each of the three and nine months ended September 30, 2002.

9. INCOME TAXES

The Company is subject to taxes in the United States, the People’s Republic of China, and Hong Kong. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years and 15% thereafter. Commencing in the third quarter of 2003, the Company’s China based subsidiaries Sohu Era, Sohu Software and its VIE Sohu Internet are entitled to these tax benefits available to “new technology enterprises”.

During the three months ended September 30, 2003 the Company recorded U.S. federal income tax expense of $6,500,000 associated with a tax restructuring and other taxable income. During the same period, the Company was entitled to a tax deduction related to employees exercising their stock options and accordingly, did not fully utilize existing U.S. federal net operating losses carried forward. The benefit of the stock option deduction has been recorded in additional paid in capital.

10. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc., and, except where the context requires otherwise, our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (Sohu Era), and Beijing Sohu Interactive Software Co., Ltd. (Sohu Software), and our affiliates Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), and Beijing Sohu Internet Service Co. Ltd. (or Sohu Internet) and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading Internet portal in China in terms of brand recognition, page views and registered users. Our portal consists of sophisticated Chinese language Web navigational and search capabilities, 17 main content channels, Web-based communications and community services and a platform for e-subscriptions (consisting mainly of mobile telephone-related messaging services, or wireless services) and e-commerce. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career. We also offer free Web-based e-mail. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board, instant messaging and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features include proprietary Web navigational and search capabilities that reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. ChinaRen is an online portal located in China that targets mainland Chinese Internet users with its strong community products.

We derive revenues primarily through the sale of advertising, e-subscriptions (consisting mainly of wireless services) and e-commerce.

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

Effective on July 18, 2003, as part of a tax restructuring intended to reduce the rate of income taxes we pay in the PRC, we transferred various assets, including our domain names (including www.sohu.com and www.chinaren.com), our trademarks, all of the issued and outstanding shares of Beijing ITC and Sohu Hong Kong, and the rights under loans payable to Sohu.com Inc. by Beijing Sohu, High Century, Hengda, and Sohu Internet, to Sohu.com Limited, a Cayman Islands corporation which is a newly formed wholly-owned subsidiary of Sohu.com Inc. In July 2003, Sohu Era and Sohu Software were incorporated in the PRC and during the three months ended September 30, 2003 were approved as new technology enterprises, which are subject to lower tax rates in China than companies which do not have new technology enterprise status. During the three months ended September 30, 2003, we incurred a non-cash tax charge of $6,500,000 as a result of this restructuring.

Also effective July 18, 2003, the audit committee of our Board of Directors pre-approved the provision by our auditor, PricewaterhouseCoopers, of tax advice and services to Sohu, including the filing of our 2002 and 2003 tax returns.

As of September 30, 2003, we had an accumulated deficit of $58.4 million as a result of significant net losses from our inception through the quarter ended June 30, 2002. These losses were funded with proceeds of preferred stock private placements and our initial public offering completed in July 2000. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. We anticipate funding such losses, if any, with the remaining proceeds from our initial public offering, the proceeds of the private placement of zero coupon convertible senior notes we completed in July 2003, and our cash, cash equivalents, and investments.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Sohu’s discussion and analysis of its financial condition and results of operations are based upon Sohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Sohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Sohu evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Sohu believes accounting for advertising revenue, accounting for e-subscriptions revenues, gross versus net basis of revenue recognition, allowance for doubtful accounts, and valuation allowance against deferred tax assets represent critical accounting policies which reflect more significant judgments and estimates used in the preparation of our consolidated financial statements.

We generate advertising revenue from standard, sponsorship and retail contracts, most of which are one year or less in duration. Such contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, we provide advertisement placements on various Web site channels and in different formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, we recognize revenue upon payment from the customers.

As of July 1, 2003, we adopted EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and recognized revenue for the contracted amount ratably over the contract period. Prior to the adoption of EITF 00-21, we recognized revenue for individual services ratably over the period the individual advertisement was displayed. In estimating the contract value to be allocated to the individual services, we used prices contained in our standard rate cards and the average sell rates. The adoption of EITF 00-21 did not have a material impact on our revenue.

Sponsorship contracts may include services similar to those in our standard advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on our Website, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight line basis over the contract period and when collection of the resulting receivable is reasonably assured provided we are meeting our obligations under the contract. Pursuant to retail advertising contracts, which are normally for lower dollar amounts and are with small and medium size enterprises, we provide services which include listings in our search directory or our classified advertisements section, normally for a fixed annual fee, and priority placements on search results for a fixed fee or variable pricing based on bidding by different competitors. For retail advertising contracts, revenue is recognized as the service is provided, which is normally on a straight line basis over the term of the contract, and collection of the resulting receivable is reasonably assured. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

E-subscription revenues are included within non-advertising revenues and are derived principally from providing value added wireless services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. E-subscription revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on a number of mobile network operators in China to bill mobile phone users for e-subscription fees. In order to meet ownership requirements under PRC law which restrict or prohibit us from being an Internet content provider or directly providing telecommunications services such as e-subscriptions, we rely on Beijing Sohu to contract with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing SohuorSohu Internet receives a statement from each of the operators confirming the amount of e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohuor Sohu Internet each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu or Sohu Internet, which then transfers the funds to our subsidiaries Beijing ITC or Sohu Era. In order to recognize revenue and get paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, and in the past has ranged from 5% to 80% with recent average failure rates of around 25%, and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur. CMCC Beijing is currently in the process of establishing a new billing platform and may require us to switch to this platform in the future. The new platform may result in higher failure rates. At the end of each reporting period, where an operator has not provided Beijing Sohu or Sohu Internet with the monthly statement for any month confirming the amount of e-subscription charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable e-subscription fees and accrues revenue accordingly. Material differences could result in the amount and timing of our revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records.

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

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $11.8 million net of allowance for doubtful accounts of $457,000 as of September 30, 2003. If the financial condition of Sohu’s customers or telecom operators were to deteriorate, resulting in their inability to make payments, additional allowance might be required.

As of September 30, 2003, due to our history of cumulative losses, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Total net revenues were $22.1 million and $55.8 million for the three and nine months ended September 30, 2003, respectively, as compared to $7.5 million and $18.2 million for the corresponding three and nine month periods in 2002. For the three months ended September 30, 2003 and 2002, advertising revenues constituted $8.7 million and $3.6 million, or 40% and 49% of total revenues, respectively, and non-advertising revenues were $13.3 million and $3.8 million, or 60% and 51% of total revenues, respectively. For the nine months ended September 30, 2003 and 2002, advertising revenues constituted $20.0 million and $9.5 million, or 36% and 53% of total revenues, respectively, and non-advertising revenues were $35.8 million and $8.6 million, or 64% and 47% of total revenues, respectively.

Advertising Revenues

Advertising revenues increased by $5.1 million to $8.7 million for the three months ended September 30, 2003 and increased by $10.5 million to $20.0 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. As online advertising is relatively new and developing in China there are a number of factors which have contributed to our growth. Part of the increase was due to the development and growth from our paid listing business (we receive fees for listing companies in our search directory), where paid listing revenues increased by $755,000 to $1.5 million for the three months ended September 30, 2003 and increased by $2.2 million to $3.8 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. Because of the evolving and dynamic nature of our business, including the advertising patterns of our customers, it is not possible for us to quantify the amount of increases attributable to other factors, which include higher advertising rates of approximately 40%, the increasing number of advertisers purchasing space on our online media properties and larger and longer-term purchases by certain advertisers. Sales to Sohu’s five largest advertisers were 11% of total advertising revenues for each of the three and nine months ended September 30, 2003, respectively, as compared to 13% and 11% of total advertising revenues for the corresponding three and nine month periods in 2002. As of September 30, 2003 and 2002, we recorded $4.0 million and $1.3 million of deferred revenues, respectively.

Non-advertising Revenues

Non-advertising revenues, which have been the fastest growing part of our business, are derived principally from monetizing our users (i.e. consumers) via e-subscription services.

Non-advertising revenues increased by $9.5 million to $13.3 million for the three months ended September 30, 2003 and increased by $27.2 million to $35.8 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. Non-advertising revenues for the three months ended September 30, 2003 were derived from e-subscription fees of $12.6 million and e-commerce services of $692,000. Prior to our adoption of FIN 46 on July 1, 2003, which resulted in the consolidation of our variable interest entities, substantially all of our non-advertising revenue was from related parties.

Most of the growth in non-advertising revenues was attributable to increases in e-subscriptions revenue. E-subscription fees increased by $10.1 million to $12.6 million for the three months ended September 30, 2003 and increased by $27.5 million to $32.9 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. For the three months and nine months ended September 30, 2003 approximately 93% and 95% of e-subscription revenues, respectively, were derived from providing value added wireless services, such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products, to mobile phone users. Wireless-related e-subscription fees are charged on a monthly or per message basis. Currently, approximately 80% of our wireless revenue is from consumers who subscribe for monthly services, for which we charge a monthly fee ranging from approximately $0.60 to $4.00.

Our wireless services were introduced in China in late 2000 and our growth in this area over the past two years has been mainly attributable to a combination of a number of factors, such as increases in the number of Chinese mobile phone users who have been subscribing for our wireless services and our introduction of new products to the market. The unique characteristics of the China mobile phone and internet users are important factors for the growth of this business. Product development is especially important because these services have only recently become available in China and some of the services we offer are unique to China. Presently we provide over 500 different monthly subscription wireless services and over 150 services which are charged on a per message basis. We regularly introduce new products and adaptations to our existing products. Depending on the product, subscribers may use the product for as short as one month or may use it on an ongoing basis. As described below, there are certain products and marketing methods which have contributed to our growth. Price increases have not been a factor in our wireless growth, because we have many different products and pricing is normally set when the product is launched and remains unchanged during the life of the product. Approximately 25% of our growth was attributable to improvements in the wireless billing and transmission platform, as our approximate billing failure rate during the nine months ended September 30, 2003 was 25%, as compared to 40% for the nine months ended September 30, 2003.

During the past nine months the largest contributor to our wireless related e-subscriptions growth has been our online dating and friends matching service, which we refer to as “Jiqinggongshe” or “GGMM,” and accounted for approximately 25 percent of our wireless revenue. We developed this product in the fourth quarter of 2002, and it accounted for approximately 12% of our revenue in the fourth quarter of 2002. Most of our GGMM subscribers were acquired through website union, where we used third party websites to market our products. At the instruction of the mobile operators, we stopped using website union in July 2003. We also used website union for marketing numerous other products, which, excluding GGMM, accounted for approximately 15 percent of our total revenue for the nine months ended September 30, 2003. As a result of our inability to use website union to promote our products or acquire subscribers, we experienced substantially lower growth in e-subscriptions revenue for the three months ended September 30, 2003 as compared to the three months ended June 30, 2003, March 31, 2003 and December 31, 2002. Because our use of website union is restricted, we expect our subscriber base for products previously promoted through website union to continue to decline. Our future growth in e-subscriptions revenue could be materially less than historical growth.

The future growth and sustainability of our e-subscription revenues is dependent upon user acceptance of our existing and new services, especially services, such as GGMM, which are paid by way of monthly subscriptions. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

E-commerce revenues are earned from direct sales of consumer products through Sohu’s Web site. In 2001, we established store.sohu.com where we undertake fulfilment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of whom are individuals in Beijing, Shanghai and Guangzhou. Fulfilment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. E-commerce revenue decreased by $515,000 to $692,000 for the three months ended September 30, 2003 and decreased by $184,000 to $2.9 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002, because we discontinued sales of cosmetics in the third quarter ended September 30, 2003.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues increased by $3.6 million to $6.9 million for the three months ended September 30, 2003 and increased by $9.1 million to $18.4 million for the nine months ended September 30, 2003, as compared to the three and nine month periods in 2002. For the three months ended September 30, 2003 and 2002, advertising cost of revenues constituted $2.0 million and 1.5 million, or 29% and 44% of total cost of revenues, respectively, and non-advertising cost of revenues was $4.9 million and $1.9 million, or 71% and 56% of total cost of revenues, respectively. For the nine months ended September 30, 2003 and 2002, advertising cost of revenues constituted $5.3 million and $4.4 million, or 29% and 47% of total cost of revenues, respectively, and non-advertising cost of revenues was $13.1 million and $4.9 million, or 71% and 53% of total cost of revenues, respectively.

Advertising Cost of Revenues

Advertising cost of revenues include personnel costs and personnel overhead, content purchases, depreciation and bandwidth, which are fairly fixed in nature and accordingly do not tend to increase or decrease proportionately with revenue.

Our advertising gross margin for the three months ended September 30, 2003 was 77% as compared to 60% for the three months ended September 30, 2002. Our advertising gross margin for the nine months ended September 30, 2003 was 73% as compared to 54% for the nine months ended September 30, 2002. Our gross margins improved because most of the costs of advertising are fairly fixed and have not increased at the same rate as revenue growth.

Advertising cost of revenues increased by $501,000 to $2.0 million for the three months ended September 30, 2003 and increased by $895,000 to $5.3 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. The increase for the three months ended September 30, 2003 was primarily due to higher spending on headcount of $300,000 and an increase in spending for content of $214,000 as we expanded our channel offerings, offset by reductions of $13,000 in various other categories. The increase for the nine months ended September 30, 2003 was primarily due to higher spending on headcount of $615,000 and an increase in content payments of $369,000, offset by a reductions of $89,000 in certain other categories such as bandwidth.

Non-advertising Cost of Revenues

Non-advertising cost of revenues increased by $3.1 million to $4.9 million for the three months ended September 30, 2003 and increased by $8.2 million to $13.1 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. Prior to our adoption of FIN 46 on July 1, 2003, which resulted in the consolidation of our variable interest entities, substantially all non-advertising cost of revenues was from related parties.

Our e-subscriptions gross margin for the three months ended September 30, 2003 was 66%, approximately the same as for the three months ended September 30, 2002. Our e-subscriptions gross margin for the nine months ended September 30, 2003 was 68% as compared to 61% for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2003, non-advertising cost of revenues included $4.3 million and $10.6 million, respectively, in e-subscription cost of revenues, which consists mainly of subscription collection and wireless transmission charges paid to third party network operators. E-subscription cost of revenues does not include allocations for Web site operating costs. The fees vary between third party operators and include a gateway fee of $0.006 to $0.012 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 12% to 15%, based on the total fees collected by the third party operators from mobile phone users and paid to us. As the operator fees are charged on a per message basis and as a percentage of revenue, the increase in e-subscriptions cost of revenue is consistent with our increase in wireless revenues. There have been no significant changes in the third party network operator fees over the past two years.

Our e-commerce gross margin for the three months ended September 30, 2003 was 9% as compared to 19% for the three months ended September 30, 2002. Our e-commerce gross margin for the nine months ended September 30, 2003 was 11% as compared to 16% for the nine months ended September 30, 2002. Our gross margins were reduced due to market price competition and the fact that we started providing free shipping in 2003, which increased our non-advertising cost of revenues. For the three and nine months ended September 30, 2003, non-advertising cost of revenues included $629,000 and $2.5 million, respectively, in e-commerce cost of revenues consisting of the purchase price of consumer products sold by Sohu and inbound and outbound shipping charges. E-commerce cost of revenues do not include allocations for Web site operating costs. The change in e-commerce cost of revenues from the comparative period in 2003 is attributable to the reduction in sales volume.

Product Development Expenses

Product development expenses increased by $494,000 to $1.9 million for the three months ended September 30, 2003 and increased by $1.7 million to $5.6 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. The increase for the three months ended September 30, 2003 was primarily attributable to increased headcount spending of $455,000 and $39,000 for various other categories. The increase for the nine months ended September 30, 2003 was primarily due to increased headcount of $1.4 million, online games development of $100,000 and $195,000 for various other categories.

Sales and Marketing Expenses

Sales and marketing expenses increased by $977,000 to $2.8 million for the three months ended September 30, 2003 and increased by $1.6 million to $7.4 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. The increase for the three months ended September 30, 2003 was primarily due to increased marketing spending of $381,000, increased personnel expenses of $361,000 and $235,000 for various other categories. The increase for the nine months ended September 30, 2003 was primarily due to increased personnel expense of $1.0 million, advertising and promotion expense of $1.2 million and $274,000 for various other categories, offset by the decreased provision for bad debts of $858,000 associated with the implementation of tighter credit policies.

General and Administrative Expenses

General and administrative expenses increased by $226,000 to $1.2 million for the three months ended September 30, 2003 and increased by $669,000 to $3.6 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. The increase for the three months ended September 30, 2003 was primarily due to increased professional fees of $169,000 and $57,000 for various other categories. The increase for the nine months ended September 30, 2003 was primarily due to increased professional fees of $658,000 and $11,000 for various other categories.

Operating Profit (Loss)

As a result of the foregoing, we had operating profit of $9.2 million and $20.8 million for the three and nine months ended September 30, 2003 as compared to operating loss of $126,000 and $3.8 million for the corresponding three and nine month periods in 2002.

Interest Income

Interest income increased by $227,000 to $532,000 for the three months ended September 30, 2003 and increased by $268,000 to $1.2 million for the nine months ended September 30, 2003, as compared to the corresponding three and nine month periods in 2002. The increases were mainly due to our increased cash balance and investments as a result of our private placement of zero coupon convertible senior notes in July 2003 and an increase in our profits from quarter to quarter.

Income Tax Expense

Income tax expense was $6.5 million for the three and nine months ended September 30, 2003 and $0 for the corresponding periods in 2002. The increase in income tax expense was due to income tax expense associated with a tax restructuring undertaken during the three months ended September 30, 2003 and other taxable income. We were not profitable in the previous year and, accordingly, had no taxable income. As of September 30, 2002 we had provided a full valuation allowance for our deferred tax assets.

Effective for the fourth quarter of 2003, most of our income is earned in China by Sohu Era, Sohu Internet and Sohu Software which, as new technology enterprises, are subject to taxation at 0 percent for each of three years ended December 31, 2005, 7.5 percent for each of three years ended December 31, 2008 and 15 percent thereafter. If Sohu Era, Sohu Internet and Sohu Software do not continue to meet the definition of a new technology enterprise or there are changes in the taxation policies of the PRC government, their income would be subject to taxation at the rate of 33 percent.

Income earned in the United States where Sohu.com Inc. is incorporated is subject to taxation at 34%. Going forward we anticipate the only significant income earned in the United States and subject to United States taxation to be interest income. If dividends are paid by our China or other non-U.S. subsidiaries to Sohu.com Inc., the dividends would be taxed at the Sohu.com’s rate of taxation which is 34 percent. At this time, we do not intend for the China or other non-U.S. subsidiaries to pay dividends to Sohu.com.

In the fourth quarter of 2003, we expect our effective tax rate to be between 0 and 10 percent. For 2004 and 2005, we do not anticipate having our Chinese subsidiaries pay dividends to Sohu and, if most of our operating subsidiaries continue to meet the definition of new technology enterprises, our effective tax rate on a group basis should be less than 3 percent. However if we undertake new businesses in China which do not meet the requirements of a new technology enterprise, we would be subject to taxation on this income at 33 percent.

Accordingly, our future effective tax rate could vary between 0 percent and 34 percent due to a variety of factors, including, but not limited to, the relevant income contribution by Chinese entities taxed at 0 to 33 percent and U.S. operations taxed at 34 percent, the ability of our operating subsidiaries to meet the requirements of a new technology enterprises which are taxed at a maximum of 15 percent (which is less than the normal China corporate tax rate of 33 percent), dividends paid by the subsidiaries in China or intermediate holding companies to Sohu.com which would be taxed in the United States at 34 percent, the ability of Sohu.com to use its net operating losses, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions, or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Net Income (Loss)

As a result of the foregoing, we had net income of $2.7 million and $14.8 million for the three and nine months ended September 30, 2003, as compared to net income of $112,000 and net loss of $3.0 million for the corresponding three and nine month periods in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through sales of equity securities and convertible notes, and revenues from operations. As of September 30, 2003, we had cash, cash equivalents, and investments in marketable debt securities totalling approximately $161.6 million as compared to $44.2 million as of December 31, 2002.

We completed a private placement on July 14, 2003 of $90 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87,350,000 after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. We have filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes. However, until the registration statement becomes effective, the notes may be offered and sold only in transactions that are exempt from registration under the U.S. Securities Act of 1933 and the securities laws of any other applicable jurisdiction.

Pursuant to an agreement with a bank, we were extended a commercial line of credit of $15 million with our investments in marketable debt securities as collateral, to meet any of our short-term contingent cash needs. We have no amount outstanding under the credit facility as of September 30, 2003. We are not subject to any financial covenants under the credit facility.

Net cash provided by operating activities was $29.3 million for the nine months ended September 30, 2003, primarily due to our net income of $14.8 million for the period, tax benefits from stock options of $6.5 million, depreciation and amortization of $3.6 million, provision for loans to related parties and assets held for disposal of $554,000, and $3.9 million of a decrease in working capital. Net cash provided by operating activities was

$1.8 million for the nine months ended September 30, 2002, primarily due to our net loss of $3.0 million for the period, adjusted for depreciation and amortization of $3.7 million, provision for allowance for doubtful accounts of $798,000 and changes in working capital.

Net cash used in investing activities was $20.2 million for the nine months ended September 30, 2003, primarily due to long term investments in marketable debt securities of $19.1 million, purchase of fixed assets of $2.3 million and addition of other assets of $1.4 million, partially offset by $2.6 million in cash included in variable interest entities. Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2002, and primarily due to investments of $2.8 million in marketable debt securities, purchase of fixed assets of $2.1 million and loans to related parties of $3.3 million for financing investments in High Century and Hengda.

Net cash provided by financing activities was $89.2 million for the nine months ended September 30, 2003, due to net proceeds of $87.8 million from the private placement of our zero coupon convertible senior notes and proceeds of $1.4 million from issuance of common stock pursuant to our stock incentive plan. There was no significant net cash provided by financing activities for the nine months ended September 30, 2002.

We believe that current cash and cash equivalents will be sufficient to meet the requirements of working capital (net cash used in operating activities), commitments and capital expenditures cash needs for at least the next twelve months. At this time, we do not expect to require additional cash resources. However, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Chinese regulations limit our ability to convert renminbi into foreign currency for capital items and may restrict our ability to use cash generated in China for expenditures outside of China. The laws of the PRC do allow the payment of dividends from China based operating subsidiaries. We have not paid dividends in the past from China to our holding companies outside of China. If the renminbi were to decline in value, our revenues in US dollar terms would be reduced.

RISK FACTORS

Risks Related to Our Business

Except for each of the five quarters ended September 30, 2003, we have incurred net losses since inception and losses could continue in the future.

Except for each of the five quarters ended September 30, 2003, we have incurred significant net losses since our inception in August 1996. In addition, we had an accumulated deficit of approximately $58.4 million at September 30, 2003. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Although we have recorded a net income for each of the five consecutive quarters ended September 30, 2003, we may not sustain profitability.

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

We began offering products and services under the www.Sohu.com Web site in February 1998. Accordingly, we have a limited operating history upon which investors can evaluate our business. In addition, our senior management and employees have worked together at our company for only a relatively short period of time. As an early stage company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	increase our online advertising revenues and successfully build our e-commerce and e-subscription services (including wireless services) businesses, given the early stage of development of the PRC Internet industry;

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer; and

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings.

PRC Internet laws and regulations are unclear and will likely change in the near future. If we are found to be in violation of current or future PRC laws or regulations, we could be subject to severe penalties.

We conduct our Internet operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era and variable interest entities Sohu Internet and Beijing Sohu. Beijing ITC and Sohu Era are wholly foreign owned enterprises, or WFOEs, under PRC law. We are a Delaware corporation, Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC and Sohu Era, is a Hong Kong corporation, and Sohu and Sohu Hong Kong are foreign persons under PRC law. Accordingly, our Internet business is 100% foreign-owned. In order to meet ownership requirements under PRC law which restrict or prohibit Sohu from operating in certain industries such as Internet content provider and Internet access, we have established Beijing Sohu, High Century, Hengda and Sohu Internet which are companies incorporated in the PRC and owned by Dr. Charles Zhang, our president and chief executive officer and a major Sohu shareholder, and certain other employees of Sohu. As of September 30, 2003, Sohu had invested $5.2 million in Beijing Sohu, High Century, Hengda and Sohu Internet through loans to officers and employees. In 2000, we extended loans of $242,000 to Dr. Charles Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Charles Zhang. In 2001 and 2002, we made loans totaling $4.6 million to Dr. Charles Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In March 2002, High Century entered into a joint venture agreement with Guolian Securities Co., Ltd., pursuant to which High Century has invested $3.1 million in Sohu-Guolian in return for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian was established to provide technical services to the PRC online securities trading and financial services industries. In September 2003, Sohu-Guolian commenced liquidation proceedings. In June 2003, we loaned $121,000 to an employee of the company for the purpose of funding an investment in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of Sohu. The $121,000 investment represents a 20% interest in Sohu Internet with High Century holding the remaining 80% interest. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda or Sohu Internet.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s or Sohu Internet’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s and Sohu Internet’s current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu or Sohu Internet.

If we, Beijing ITC, Sohu Era, High Century, Beijing Sohu, Hengda or Sohu Internet were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, Sohu Era’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu Internet’s income;

•	revoking our, Beijing ITC’s, Sohu Era’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu Internet’s business license;

•	shutting down our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s or Sohu Internet’s servers and/or blocking our Web sites;

•	requiring us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu or Sohu Internet to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu or Sohu Internet to discontinue any portion or all of its Internet business.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with Beijing Sohu, High Century, Hengda or Sohu Internet.

At September 30, 2003 Sohu had provided long-term loans of $5.2 million to Dr. Charles Zhang, Sohu’s president and chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Charles Zhang and 20% by certain of our employees, Hengda, which is owned 80% by High Century and 20% by an employee, and Sohu Internet, which is owned 80% by High Century and 20% by an employee. Beijing Sohu, High Century, Hengda and Sohu Internet are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of High Century, Hengda, Sohu Internet or Beijing Sohu to us, (ii) the shares of High Century, Hengda, Sohu Internet or Beijing Sohu cannot be transferred without our approval, and (iii) we have the right to appoint all directors and senior management personnel of High Century, Hengda, Sohu Internet and Beijing Sohu. Dr. Charles Zhang and the other employee borrowers have pledged all of their shares in High Century, Hengda, Sohu Internet and Beijing Sohu as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, the earlier of a demand or 2010, in the case of Beijing Sohu, after January 2003, in the case of Hengda, and after June 2004, in the case of Sohu Internet, or, in any case, at such time as Dr. Charles Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by High Century, Hengda, Sohu Internet and Beijing Sohu.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of Beijing Sohu, Hengda, Sohu Internet and High Century, which is uncertain. Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Hengda Sohu Internet and Beijing Sohu.

We have attempted to comply with restrictions on foreign investment in the PRC Internet sector imposed by the PRC government by transferring our content-related assets and operations to, and entering into agreements with, Beijing Sohu and Sohu Internet, PRC companies owned by our President and Chief Executive Officer. If the PRC government finds that these agreements do not comply with the relevant foreign investment restrictions, our business in the PRC will be adversely affected.

Because the PRC government restricts foreign investment in Internet-related businesses, we have restructured our Internet operations by having Beijing Sohu and Sohu Internet acquire appropriate government approvals to conduct our content-related operations. In addition, we have transferred our content-related assets and operations to Beijing Sohu and Sohu Internet. The legal uncertainties associated with PRC government regulations and our restructuring may be summarized as follows:

•	whether the PRC government may view our restructuring as being in compliance with its laws and regulations;

•	whether the PRC government may impose additional regulatory requirements with which we, Beijing Sohu or Sohu Internet may not be in compliance; and

•	whether the PRC government will permit Beijing Sohu or Sohu Internet to acquire future licenses necessary in order to conduct operations in the PRC.

We cannot be sure that our restructured operations and activities will be viewed by PRC regulatory authorities as in compliance with applicable PRC laws and regulations. Our business will be adversely affected if our business license is revoked as a result of non-compliance. In addition, we cannot be sure that we, Beijing Sohu and Sohu Internet will be able to obtain all of the licenses we, Beijing Sohu or Sohu Internet may need in the future. Future changes in PRC government policies affecting the provision of information services, including the provision of online services and Internet access, may impose additional regulatory requirements on us, Beijing Sohu or Sohu Internet or our service providers or otherwise harm our business.

We depend upon contractual arrangements with Beijing Sohu, Hengda, High Century and Sohu Internet for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and because we are restricted or prohibited by the PRC government from owning Internet content, financial services or telecommunication operations in the PRC, we are dependent on Beijing Sohu, Hengda, High Century and Sohu Internet in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content, financial services or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu and Sohu Internet could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, Hengda, High Century and Sohu Internet fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

Dr. Charles Zhang, our president and chief executive officer and a major shareholder of our company, is also the majority shareholder of Beijing Sohu, Hengda, High Century and Sohu Internet. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

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

We rely on e-subscription services for a significant portion of our revenues. If our contracts with mobile network operators were to be terminated, altered or not renewed, or if such operators did not provide continuous or adequate service, our revenues could be reduced significantly.

We derive a significant portion of our revenues from e-subscription services on our Web sites. For the three and nine months ended September 30, 2003, e-subscription revenues represented approximately 57% and 59%, respectively, of our total revenues, as compared to 34% and 29% for the corresponding three and nine month periods in 2002. For the three and nine months ended September 30, 2003, wireless services accounted for 93% and 95%, respectively, of our total e-subscription revenues, We expect our reliance on the portion of wireless e-subscription revenues to increase. Our business plan is dependent upon further increases in revenues from wireless services and the expansion of our subscriber base.

E-subscription revenue in 2003 is derived principally from providing value added wireless services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. Wireless fees are charged on a monthly or per message basis. Pursuant to contractual arrangements between Beijing Sohu or Sohu Internet and a number of mobile network operators in

China which are subsidiaries of China Mobile Communication Corporation, or CMCC, and China Unicom Co., Ltd, or Unicom, Sohu relies on the operators for both billing of, and collection from, mobile phone users of e-subscription fees. The service fees range from approximately 10% to 50% of our e-subscription revenues, and are based on contracted rates that are subject to review and renewal on an annual basis. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu or Sohu Internet receives a statement from CMCC and Unicom confirming the amount of e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu or Sohu Internet, each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu or Sohu Internet which then transfers the funds to Beijing ITC or Sohu Era, in order to allow the revenues to be included within our consolidated accounts.

With respect to our wireless services, we depend on the cooperation of CMCC and Unicom. We rely on CMCC and Unicom in the following ways:

•	we provide wireless services through CMCC’s and Unicom’s network and gateway;

•	we utilize and rely on CMCC and Unicom’s billing systems to charge our subscribers through the subscriber’s mobile phone bill;

•	we rely on their collection proxy services to collect payments from subscribers; and

•	we rely on their infrastructure to further develop our subscription services.

We face significant risks in the area of e-subscription services, such as the following, which could adversely affect our
e-subscription services and revenues:

•	E-subscription services are provided through our Web site and recorded in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 5% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur. CMCC Beijing and other operators are currently in the process of establishing a new billing platform and may require us to switch to this platform in the future. The new platform may result in higher failure rates. Changes in failure rates may result in significant reductions or fluctuations in our e-subscription revenues.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our contract with Unicom expires in March 2004. Our contracts with CMCC expire at various times from November 2003 to May 2004. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our revenue, gross margin and profitability could be materially reduced.

•	We rely on the operators to pay us the e-subscriptions fees which they have billed to their mobile customers. If an operator refuses to pay us or limits the amount of e-subscriptions fees which can be billed in a month, our revenues could be adversely affected.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our e-subscription services.

•	If CMCC or Unicom were unwilling to cooperate with us, we would not be able to find substitute partners.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our e-subscriptions revenue, generally, and our GGMM revenue, specifically, would be materially impacted.

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis, each of which could result in decreases or fluctuations in our revenue.

•	Also, consumers may cancel their services at any time without notice, which could result in significant reductions and fluctuations in our revenue.

•	CMCC or Unicom may change their operating regulations at any time, which could result in our being fined or having our services discontinued without notice. Changes in these operating regulations could also have a material impact on our revenue. For example, in April 2003, CMCC announced or clarified regulations which prohibit utilizing its billing gateway for services which are not directly related to the mobile phone and prohibit billing for services which have not been used by a subscriber for more than three months. These two regulation changes did not have a material impact on our revenues but are examples of how policies could change as the industry is in an early stage of development. In July 2003, CMCC disallowed us from using third party Web sites which do not have Internet content provider licenses, or website union, to promote our e-subscriptions products. Over 50% of our e-subscriptions growth during the nine months ended June 30, 2003 was derived from products acquired through website union. Approximately 25% of our total wireless revenues for the three and nine months ended September 30, 2003 were from our online dating and friends matching service “Jiqinggongshe” or “GGMM” product, and 20% of our wireless revenues for the same periods were from other products, whose subscribers were acquired through website union. As a result of our inability to use website union to promote our products or acquire subscribers, we experienced substantially lower growth in e-subscriptions revenue for the three months ended September 30, 2003 as compared to the three months ended June 30, 2003, March 31, 2003 and December 31, 2002. Because our use of website union is restricted, we expect our subscriber base for products previously promoted through website union to continue to decline.

•	Currently over eighty percent of our e-subscriptions revenue is from consumers who subscribe for individual services for which we charge a monthly fee ranging from approximately $0.60 to $4.00. Over the past nine months, the largest contributor to our e-subscriptions growth and total e-subscriptions revenue has been our GGMM online dating and friends matching service, that accounts for approximately 25 percent of wireless revenue during the past nine months. Future growth and sustainability of our e-subscription revenues is dependent upon user acceptance of our existing and new services, especially services such as GGMM which are paid by way of monthly subscriptions. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

•	We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area.

We also face the risk that changes in government policy could restrict or curtail the services which we provide.

We depend on online advertising for a significant portion of our revenues. There are a number of risks in this area, any of which could adversely affect our advertising revenues.

We derive a significant portion of our revenues from the sale of advertising on our Web sites. For the three and nine months ended September 30, 2003, advertising revenues represented approximately 40% and 36%, respectively, of our total revenues, as compared to 49% and 53% for the corresponding three and nine month periods in 2002. For each of the three and nine months ended September 30, 2003, our five largest advertisers accounted for approximately 11% of our total advertising revenues. In fiscal 2002, our five largest advertisers accounted for approximately 14% of total advertising revenues.

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

Our e-commerce services may face certain business and regulatory risks, any of which could adversely affect our e-commence revenues.

For the three and nine months ended September 30, 2003, e-commerce revenues represented approximately 3% and 5%, respectively, of our total revenues, as compared to 16% and 17% for the corresponding three and nine month periods in 2002.

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

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future due to a number of factors such as our reliance on mobile operators for our e-subscriptions revenue, the fact that the Chinese internet industry is in an early stage of development and we are unsure if it will continue to grow or at what rate it will grow, and the fact that we are subject to government regulations that may change at any time or without notice which could impact our business. As a result, we believe that year-to-year and quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, we have experienced very high growth rates in the past twelve months and there may be expectations that these growth rates will continue. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors. In this event, the trading price of our common stock may fall.

We will not be able to attract visitors, advertisers, paying subscribers, wireless and e-commerce customers if we do not maintain and develop the Sohu brand.

Maintaining and further developing our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, subscribers, and wireless and e-commerce customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

Our success in promoting and enhancing our brand, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brand successfully or if visitors to our portal or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers, and wireless and e-commerce customers.

We may need additional capital and we may not be able to obtain it.

Our capital requirements are difficult to plan in our rapidly changing industry. We may need additional capital for such initiatives as the launch of new products or the acquisition of complementary assets, technologies or businesses we may pursue.

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

Substantially all of our e-subscription revenue is generated through wireless services where we depend on mobile network operators for message delivery and payment collection. If we were unable to continue this arrangement, our wireless services would be severely disrupted.

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

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As our audience and their Internet use increase, as the demands of our audience and the needs of our customers change and as the volume of online advertising, wireless and e-commerce activities increases, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

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

We may rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly-owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants.

We are a holding company with no operating assets other than investments in Chinese operating entities including Beijing ITC, Sohu Era, and Sohu Software through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our variable interest entities, Beijing Sohu, High Century, Hengda and Sohu Internet. We may rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, and Sohu Software incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s and Sohu Software’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, and Sohu Software only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era and Sohu Software are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

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

Risks Related to Our Markets

We will rely on online advertising sales for a significant portion of our future revenues, but the online advertising market is new and rapidly evolving, particularly in China, and the Internet has not been proven as a widely accepted medium for advertising.

We expect to derive a significant portion of our revenue for the foreseeable future from online advertising. If the Internet is not accepted as a medium for advertising, our ability to generate revenues will be adversely affected.

The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising. Moreover, advertising clients that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. In addition, companies may choose not to advertise on our portal if they do not perceive our online advertising platform to be effective or our audience demographics to be desirable. The failure to successfully address these risks or execute our business strategy would significantly reduce our profitability.

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

Many of our current and potential e-subscription customers have only limited experience using the Internet for subscription purposes, and may not be willing to fully embrace the products and services we offer, which would adversely affect our future revenues and business expansion.

The e-subscription market is also new and rapidly evolving in China. Many of our current and potential e-subscription customers have limited experience using the Internet for subscription services. Our e-subscription revenue growth depends upon user acceptance of our existing and new services, especially services that are paid by way of monthly subscriptions such as our wireless dating, email, news, sports and jokes content, alumni club and other products where users can receive services on a daily basis. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage. Customers may not be willing to fully embrace the products and services we offer, which would adversely affect our future revenues and business expansion.

We face intense competition which could reduce our market share and adversely affect our financial performance.

The PRC Internet market is characterized by an increasing number of entrants because, among other reasons, the barriers to entry are relatively low. The market for Internet services and products, particularly Internet search and retrieval services, wireless and e-commerce services and online advertising, is intensely competitive. In addition, the Internet industry is relatively new and constantly evolving and, as a result, our competitors may better position themselves to compete in this market as it matures.

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

If tax benefits available to certain of our subsidiaries and variable interest entities located in China are reduced or repealed, our business could suffer.

Our China-based subsidiaries Sohu Era and Sohu Software and our variable interest entity Sohu Internet enjoy tax benefits which are available to “new technology enterprises” incorporated in Beijing Zhongguancun Science Park. Subject to the approval of the relevant authorities, the effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era, Sohu Software and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an effective tax rate of 0% in 2003, 2004 and 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. At this time we expect most all of our sales and our income to be earned from our Zhongguancun-based subsidiaries and our Zhongguancun-based variable interest entity. If there were changes to the tax regulations in China or our subsidiaries and Sohu Internet did not meet the requirements of a new technology enterprise, we could be subject to enterprise income tax in China at rates up to 33% which could cause a significant reduction in our after-tax income.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiary, Beijing ITC, is a wholly-foreign owned enterprise, or a WFOE, which is an enterprise incorporated in mainland China and wholly-owned by our indirect subsidiary, Sohu Hong Kong. Beijing ITC is subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

Although we are incorporated in the State of Delaware, a significant portion of our assets are located in the PRC. As a result, it may be difficult for investors to enforce outside the United States in any actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, certain of our directors and officers (principally in the PRC) and all or a substantial portion of their assets may be located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. We have been advised by our PRC counsel that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

Risks Related to Our Common Stock

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During the last two quarters of 2002, the trading price of our common stock ranged from a low of $1.20 per share to a high of $6.94 per share, and during the first half of 2003 and the fourth quarter through November 11, 2003, the trading price of our common stock ranged from a low of $6.10 per share to a high of $43.40 per share. On November 11, 2003, the closing price of our common stock was $31.50 per share.

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

There were approximately 35,994,859 shares of our common stock outstanding as of October 31, 2003, as well as options to purchase an additional 4,738,847 shares of our common stock. Of the outstanding shares, 25,424,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

We issued $90 million of zero coupon convertible senior notes due July 2023 which we may not be able to repay in cash and could result in dilution of our earnings per share.

In July 2003, we issued $90 million aggregate principal amount of zero coupon convertible senior notes due July 2003. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. We may also be required to repurchase all of the notes following a fundamental change of Sohu, such as a change of control, prior to maturity. We may not have enough cash on hand or have the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The majority of our revenues, expenses and liabilities are denominated in Chinese renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese renminbi into foreign currencies and, if the renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the three and nine months ended September 30, 2003 was not material.

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

Under Section 402 of the Sarbanes-Oxley Act of 2002, issuers subject to the act are prohibited from making personal loans to their directors and executive officers. Under Section 402, issuers are permitted to maintain the loans they made to directors and executive officers prior to the effective date of the Sarbanes-Oxley Act. They are not permitted, however, to renew or materially modify such loans. We believe that there is a strong argument that the loans to Dr. Zhang described below are not “personal loans,” in view of our underlying business purpose for making the loans and the lack of a personal benefit to Dr. Zhang from the loans. In the absence of judicial interpretation, an SEC rule, or an SEC staff interpretation confirming our conclusion, however, we intend to treat these loans as if they were “personal loans” under Section 402 of the Sarbanes-Oxley Act. Accordingly, we expect that if we enter into arrangements similar to those described below in the future, any loans made under such arrangements will be made to individuals who are not our directors or executive officers. In addition, should the existing loans to Dr. Zhang, or to the entities in which he is the primary shareholder, need to be renewed or materially modified, such as if we need to advance additional funds to any of these entities, we expect that the entities, the ownership of the entities and/or the loans to the entities will be restructured so that we could not be deemed to be making a loan to Dr. Zhang. The prohibitions set forth in Section 402 have not had any adverse effect on our operations to date, and we do not expect them to have any adverse effect in the future.

In June 2000, we extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of Sohu, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. These loans bear no interest and are due in full on the earlier of demand, in 2010’ or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of Sohu. A subsidiary of Sohu has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian, a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian provides technical services to the PRC online securities trading and financial services industries. In September 2003, Sohu-Guolian commenced liquidation procedures. During the three months ended September 30, 2003, Sohu made a provision of $345,000 against the investment in Sohu-Guolian.

Each of Beijing Sohu, High Century, Hengda, and Sohu Internet is a VIE, as defined under FIN 46, “Consolidation of Variable Interest Entities, with Sohu as the primary beneficiary and consolidated in Sohu’s financial statements. Sohu adopted the provisions of FIN 46 for Beijing Sohu, High Century and Hengda as of July 1, 2003 and for Sohu Internet upon its formation.

(b) Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of September 30, 2003, unrealized gains of $451,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

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

During the three months ended September 30, 2003, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

We completed a private placement on July 14, 2003 of $90 million principal amount of zero coupon convertible senior notes due July 2023, which offering resulted in net proceeds to Sohu of approximately $87,350,000 after deduction of the initial purchaser’s (Merrill Lynch, Pierce, Fenner & Smith Incorporated) discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal amount is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. We have filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes. However, until the registration statement becomes effective, the notes may be offered and sold only in transactions that are exempt from registration under the U.S. Securities Act of 1933 and the securities laws of any other jurisdiction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Please see the Exhibit Index attached hereto.

(b) Reports on Form 8-K.

On July 10, 2003, Sohu filed a Current Report on Form 8-K in connection with its proposed offering and pricing in a private placement of its zero coupon convertible senior notes and its announcement of the highlights of its earnings results for the quarter ended June 30, 2003. On the same day, Sohu filed another Current Report on Form 8-K to update its Risk Factors.

On July 14, 2003, Sohu filed a Current Report on Form 8-K in connection with its announcement of the issuance of an additional $20 million principal amount of zero coupon convertible senior notes.

On July 16, 2003, Sohu filed a Current Report on Form 8-K in connection with its completion of the private placement of $90 million aggregate principal amount of zero coupon convertible senior notes.

On July 23, 2003, Sohu filed a Current Report on Form 8-K to update its Risk Factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   SOHU.COM INC.

Dated: November 14, 2003

By:	/s/ DEREK PALASCHUK

Chief Financial Officer & Senior Vice President (Principal Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended September 30, 2003

EXHI BITS INDEX

10.1	Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.2	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.3	Monternet Short-messaging Service Cooperation Agreement effective May 1, 2003 between China Mobile (Beijing) Co., Ltd. and Beijing Sohu Online Network Information Services Limited

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Derek Palaschuk

32.1	Section 1350 Certification of Dr. Charles Zhang

32.2	Section 1350 Certification of Derek Palaschuk