Form 10-K
period 2003-12-31
SOHU COM INC
filed 2004-03-02
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒     No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2003 as reported on the Nasdaq National Market, was approximately $767 million.

As of January 30, 2004, there were 36,179,206 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2004 Annual Meeting of Stockholders to be filed on or about April 14, 2004 are incorporated into Part III of this report.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc., and, except where the context requires otherwise, our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (Sohu Era), and Beijing Sohu Interactive Software Co., Ltd. (Sohu Software), and our affiliates Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), and Beijing Sohu Internet Service Co. Ltd. (or Sohu Internet) and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview

We are one of the leading Internet portals in China in terms of brand recognition. Our portal consists of sophisticated Chinese language Web navigational and search capabilities, 20 main content channels, Web-based communications, alumni club and community services and a platform for e-commerce, wireless and multiplayer online game services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career. We also offer free and paid Web-based e-mail. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features include proprietary Web navigational and search capabilities that reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users.

We derive revenues primarily through the sale of advertising, wireless, e-commerce, Internet access and multiplayer online game services. We mainly rely on an internal sales force for the sale of brand advertising. Also as part of our advertising services, we charge companies to list in our search directory and rely on our internal sales force as well as distribution agents. As of December 31, 2003, our direct sales organization consisted of sales staff located in Beijing, Shanghai, Guangzhou, and Hong Kong. Substantially all non-advertising revenues are derived from Sohu’s users who access our paid services through our Web site.

As of December 31, 2003, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $14.2 million, of which $1.1 million of services were not required to be provided by December 31, 2004. $13.1 million of such services are considered backlog. Based on our advertisers’ existing contractual obligations, we expect that $1.1 million of such obligations will not be fulfilled by December 31, 2004.

As of December 31, 2002, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $2.6 million, of which $100,000 of services were not required to be provided during the 12 months ended December 31, 2003. Of the total contracted amount of $2.6 million, $100,000 was not fulfilled by December 31, 2003.

Substantially all of our operations are conducted through our wholly owned PRC subsidiaries Beijing ITC and Sohu Era, and our variable interest entities Sohu Internet and Beijing Sohu.

We were incorporated in Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Web site, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory and search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Web site under the domain name sohu.com and, in September 1999, we re-named our company Sohu.com Inc. On October 18, 2000, we completed the acquisition of ChinaRen, Inc., the leading youth community Web site in China. On November 24, 2003, we completed the acquisition of Kylie Enterprises Limited, the owner of a Web site providing information about multiplayer online games in the People’s Republic of China. On November 25, 2003, we completed the acquisition of All Honest International Limited, the owner of a Web site providing information about real estate in Beijing and Shanghai.

During 2000, we began the e-commerce portion of our business, selling consumer products through store.sohu.com. During 2001, we commenced our e-subscriptions business line, providing subscription and wireless services for mobile phone users through sms.sohu.com. We launched our first multiplayer online game in 2003. We became profitable for the first time in the third quarter of 2002.

Products and Services

The following is a brief description of the products and services we offer under the main categories of home page and navigational context, aggregated content, communication tools, and non-advertising services including e-commerce, wireless services, Internet access and multiplayer online games. We intend to continue to add new products and services to our portal, to provide products and services that can be monetized, to better integrate our products and services and to expand the function/solution aspects of our content channels.

Home Page and Navigational Context

Online Directory

Search Engine

Communication Tools

E-Mail

Chat Rooms

Message Boards

Online Polling

Alumni Club

Dating and Friends Matching

Photo Album

Address Book

Calendar

Greeting Cards

Instant Messaging

Non-advertising Services

E-Commerce Services

Wireless services

Multiplayer online games

Internet Access Services

Aggregated Content

News

Sports

Women

Information Technology

Business and Finance

Entertainment

Music

Automobile

Real Estate

Dating

Health

Travel

Learning

Career

Going Abroad

Lifestyle

Games

Auction

Recruitment

Chess and Playing Cards

Home Page and Navigational Context

We organize our portal around the Sohu.com home page and offer a comprehensive guide to Web navigation, aggregated content, communication tools, wireless services, multiplayer online games and e-commerce services. The key feature is our online directory.

Online Directory. Our online directory was designed and has been continuously refined to reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. We were the first site in China to introduce manual Web classification, and Chinese Web site classification remains one of our key strengths. Our directory covers the following 18 principal categories:

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

Aggregated Content

We aggregate content on a variety of topics, organized around 20 main channels. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. We also have regional Web sites in 16 different cities. As of December 31, 2003, we had over 600 content suppliers, which enable us to provide a wide range of content offerings. Our content suppliers are leading Chinese language media and information providers in a variety of fields with coverage over major cities in China. The arrangements we have with our content suppliers are typically short-term and not exclusive.

All of our channels, including co-branded third party content on our portal, are defined by the following features, that together constitute the distinct Sohu “look and feel”: the Sohu.com logo, our “search fox” mascot that displays different postures in different channels, the navigation bar, the color combination, the size and type of the Chinese characters, the large spacing used in our directories and the reporting style. The first row of the navigation bar remains the same in each channel, listing the 20 main channels as set forth above, but the links in the second row of the navigation bar are selected to reflect users’ interests in that specific channel. Below are descriptions of some of our main channels.

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

        Real Estate

Offers a directory of apartment and other residential housing listings, and publishes advice on general real estate matters. In November 2003, we acquired the Focus.cn Web site, which is one of the top real estate Web sites in Beijing.

        Entertainment

Contains extensive coverage of the entertainment arenas that are of interest to Chinese users, including dining, movies, television programs, plays and operas and popular and classic music.

        Online games

In November 2003, we acquired the 17173.com Web site, which was one of the top vertical Web sites providing information about online games in China.

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users which are important in promoting user affinity to our portal:

        E-Mail

We offer e-mail to our users for which we charge a nominal one time registration fee. During the year, we enabled our e-mail to be accessed via the mobile phone, for which users pay a monthly subscription fee.

        Chat Room

Our Java-based chat services enable participants to interact in real-time group discussions or create their own private one-on-one chat rooms. We currently have chat rooms covering 14 broad interest areas, such as sports, romance, finance and current events.

        Message Boards

Users can post and exchange information on message boards covering 15 main topics ranging from education and immigration to fashion and sports.

        Online Polling

From time to time our channels place short, focused polls covering a variety of topics that are of interest to our users and advertisers.

        Alumni Club

Alumni Club is a data base service containing information on schools, classes and classmates which allows classmates to communicate and find each other. At December 31, 2003, there were approximately 40 million registered users.

        Dating and Friends Matching

Through our short messaging channel users can join paid clubs which provide dating and friends matching.

        Instant Messaging Services

In the fourth quarter of 2003, we launched “SOQ,” our instant messaging service.

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

Subscription and Wireless Services

We provide subscription and wireless services for mobile phone users through sms.sohu.com. Our sms.sohu.com and mms.sohu.com users can subscribe for paid services, which include over 200 different products such as email, alumni club, dating and friends matching, news, ring and logo downloads, games, and other mobile related contents. Because of restrictions on foreign companies working in the PRC telecommunications industry, we have used Beijing Sohu and Sohu Internet to contract on our behalf with various PRC mobile network operators which are subsidiaries of China Mobile Communication Corporation, or CMCC, and China Unicom Co., Ltd, or Unicom. These mobile network operators provide the gateway for sending messages and collect our short messaging and multimessaging fees, which range from $.01 to $.25 per message or subscriptions of $.6 to $4.8 per month. Beijing Sohu pays the mobile network operators a fee for each message sent and a percentage of revenues based on cash collections. We record our short messaging and multimessaging fees as e-subscriptions revenue.

Pursuant to the contractual arrangements between each of Beijing Sohu and Sohu Internet and the mobile network operators, we rely on the operators for both billing and collection of e-subscription fees from mobile phone users. The service fees range from approximately 10% to 50% of the e-subscription fees, and are based on contracted rates. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu and Sohu Internet receive statements from CMCC and Unicom confirming the amount of
e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu and Sohu Internet, each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu and Sohu Internet, which then transfer the funds to Sohu Era or Beijing ITC, our indirectly wholly owned subsidiaries.

On May 1, 2003, Beijing Sohu signed a six month agreement with China Mobile (Beijing) Co., Ltd., or BMCC, whereby BMCC provides a billing and message transmission platform which allows China Mobile users throughout China to use short messaging services and content produced by Beijing Sohu. In October 2003, Beijing Sohu’s agreement with BMCC was assigned to Sohu Internet. The agreement was automatically renewed for another six months commencing November 1, 2003. Pursuant to the agreement, Sohu Internet has the right to set fees for its services to a maximum of $0.25 per message or $3.62 per month for subscription services. Upon collecting fees for Sohu Internet services, BMCC remits the service fees 30 days after the month in which the service is delivered. As consideration for providing Sohu Internet use of its billing and collection platform, BMCC charges a gateway fee of $0.006 to $0.012 per message, depending on the volume, of the monthly total messages and retains 15% of total collection from mobile users. Sohu Internet is responsible for establishing and maintaining its own delivery and content systems, maintaining a connection to the BMCC, and providing content and services for mobile users.

At December 31, 2003, Beijing Sohu and Sohu Internet had contracts expiring at various times from April 2004 to April 2005 with 10 other China Mobile subsidiaries, which provide services in their respective provinces under terms similar to those offered by BMCC. Pursuant to such agreements, Beijing Sohu and Sohu Internet has the right to set fees for its services to a maximum of $0.61 per message or $4.80 per month for subscription services. Upon collecting fees for Beijing Sohu and Sohu Internet services, the China Mobile subsidiaries generally remit the service fees 30 days after the month in which the service is delivered. As consideration for providing Beijing Sohu and Sohu Internet use of its billing and collection platform, China Mobile charges a gateway fee of $0.006 to $0.01 per message, depending on the volume, of the total monthly messages and retains 15% of total collection from mobile users.

On June 2, 2003, Beijing Sohu signed a one year agreement with China Unicom Co., Ltd., or Unicom, whereby Unicom provides a billing and message transmission platform which allows Unicom users throughout China to use short messaging services and content produced by Sohu. Pursuant to the agreement, Sohu has the right to set fees for its services to a maximum of $0.25 per message or $3.62 per month for subscription services. Upon collecting fees for Sohu services, Unicom remits the service fees 60 to 90 days after the month in which the service is delivered. For use of its delivery platform and collection system, Unicom charges a gateway fee of $0.01 per message, a 12% bad debts and business taxes fee based on the total monthly fees paid to us and a collection fee ranging from 10% to 40%, depending on the volume of messages, of the monthly fees paid to us. Sohu is responsible for establishing and maintaining its own delivery and content system, maintaining the connection to the gateway of Unicom, and providing content and services for mobile users.

Internet Access Services

In 2002, we established Hengda, a PRC company that is 80% owned by High Century and 20% owned by Ms. Li Wei, one of our employees. Hengda is structured as an Internet service provider, or ISP, to provide public Internet access services. During the third quarter of 2002, Hengda began providing Internet access services in Beijing. Revenues from Internet access services are included as e-subscriptions revenue and are not a material part of our business.

Online Games Services

In 2003, we launched our first multiplayer online game Knight Online which we licensed from a Korean Developer. Our online game revenues in 2003 were not material and have been included within our e-subscriptions.

Online Stock Trading Services

In March 2002, High Century and Guolian Securities Co., Ltd., an existing PRC securities brokerage, established Sohu-Guolian Information Technology Co., Ltd., a company that provided online securities trading on sohustock.com. Sohu-Guolian was 51% owned by High Century and 49% owned by Guolian Securities. In December 2003, Sohu-Guolian was liquidated. We did not consolidate Sohu-Guolian because Sohu-Guolian is jointly controlled and Sohu’s share of the net loss has been recorded in other expense.

Advertising Sales

Advertising Programs

For 2003, we derived about 98% of our advertising revenues from online advertising contracts, which are normally less than one year in duration. Online advertising includes banners, links, logos and buttons placed on our Web sites and sponsorship of a particular Web site area. We charge advertisers daily rates for banners, links, logos and buttons. Sponsorship contracts for a particular area of the Web site may require fixed payments over the contract period. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our portal. Discounts from standard rates are typically provided for higher volume, longer-term advertising contracts, and may be provided for promotional purposes.

Advertising Customers

During the year ended December 31, 2003, over 800 different companies advertised on our portal. Our customers included multinational companies such as Motorola, Nokia, Compaq, IBM and Intel, as well as numerous Chinese domestic companies such as TCL, Wahaha, Unicom, China Mobile and First Auto Works. We do not consider any one of these customers to be material to our business, and have provided their names simply as examples of the nature and mix of some of our Chinese and multinational advertising customers. We will continue to target Chinese domestic and multinational companies as our key advertisers.

In 2003, our five largest advertisers accounted for approximately 10% of total advertising revenues. Sohu has entered into agreements with each of these advertisers. None of these agreements is for more than 12 months, nor can be terminated early without our approval, and each requires payment by the advertisers between zero and 60 days after the advertising service is delivered.

Our second business line within advertising is the sponsored search aimed at small and medium sized enterprises which pay fees to list in our directory. At December 31, 2003, we had approximately 55,000 small and medium enterprises which had paid to list in our directory.

Sales Organization

We mainly rely on direct sales by our internal sales force for the placement of our online advertisement inventory. We also use advertising agents to sell advertising on our Web site. As of December 31, 2003, our sales and marketing offices were located in Beijing, Shanghai, Guangzhou, and Hong Kong. We intend to expand and develop our sales organization in the China market. We market our paid search services through our Web site and internal sales force and through the use of distribution agents.

Marketing and Brand Awareness

The focus of our marketing strategy is to generate brand and product awareness for Sohu.com with advertisers, Chinese Internet users and the Chinese public at large. During the year ended December 31, 2003, we spent approximately $3.4 million in advertising and promotion expenses. As a result of the media attention afforded to us as a pioneer of the PRC Internet industry, we have been able to generate substantial public awareness of Sohu in China.

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

We have many competitors in the PRC Internet portal market, including Netease, Sina Corporation, Tom Online, Tencent and Yahoo! China. In addition, a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities, may have competitive advantages over us in terms of:

•	global brand recognition;

•	financial and technical resources; and

•	better access to original content.

However, we believe we have competitive advantages over our competitors because of:

•	our brand name, which is one of the most recognized among PRC Internet companies;

•	our exclusive focus on China;

•	our ability to offer products and services that are tailored to the specific interests, needs and viewing habits of PRC Internet users; and

•	the experience and quality of our management team.

We compete with other portals in China for advertising, subscription and short messaging and e-commerce revenues primarily on the following basis:

•	brand recognition;

•	volume of traffic and users;

•	quality of Web site and content;

•	strategic relationships;

•	quality of online advertising, wireless, online game and e-commerce services;

•	effectiveness of sales and marketing efforts; and

•	price.

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

Overview

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered in detail by a number of existing laws and regulations. The PRC Internet industry is regulated by various governmental authorities, such as the Ministry of Information Industry, or MII (formerly the Ministry of Post and Telecommunications, or MPT), the State Administration of Industry and Commerce, or SAIC, the General Administration for Press and Publication, or GAPP (formerly the State Press and Publications Administration, or SPPA), and the Ministry of Public Security.

Telecommunications

On October 1, 2000, the Telecommunications Regulations of the People’s Republic of China, or the Telecom Regulations, went into effect. The Telecom Regulations set out the general framework under which domestic Chinese companies may engage in various types of telecommunications services in the PRC. The Telecom Regulations reiterate the long-standing principle that telecommunications service providers need to procure operating licenses as a mandatory precondition for the commencement of operations. A distinction is drawn between “basic telecommunications services” and “value-added telecommunications services.” “Value-added telecommunications services” are defined as telecommunications and information services provided through public networks. A “Catalogue of Telecommunications Business”, which is attached to the Telecom Regulations and was updated in June 2001 and February 2003, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services. The Catalogue lists a number of services as being of a value-added nature, including online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search.

On December 20, 2001, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, must be established as Sino-foreign equity joint ventures. FITEs can undertake operations in basic telecom services and value-added telecom services. Under the FITE Regulations and in accordance with WTO-related documentation, the foreign party to a value-added FITE may currently hold up to 50% equity, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs. In accordance with the FITE Regulations and Sino-Foreign Equity Joint Venture Law, we may consider establishing a foreign-invested telecom entity at an appropriate time.

On January 4, 2002, the MII promulgated the Administrative Measures for Telecommunications Business Operating Licenses, or Telecom License Measures, to supplement the FITE Regulations. The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China (including FITEs), namely: licenses for basic services and licenses for value-added services. With respect to the latter, a distinction is made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities of the enterprise to which it was granted. An approved telecom service operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded on its Telecom Service Operating License. The Telecommunications License Measures also confirm that the MII is the competent approval authority for foreign-invested telecom enterprises.

Our PRC Corporate Structure

Beijing ITC entered into a series of agreements with Beijing Sohu and Beijing Sohu’s two shareholders to provide Internet-related services in compliance with PRC law. Beijing Sohu is a PRC company that is 80% owned by Dr. Charles Zhang, our founder, President and Chief Executive Officer, and 20% owned by Ms. Jinmei He, another employee of our company. Beijing Sohu is structured as an Internet content provider, or ICP, and has obtained approval from the MII to develop Internet information services.

In 2003, we restructured our PRC vehicles in order to register our companies as hi-tech enterprises. As part of this restructuring, we established Sohu Era as a wholly foreign-owned enterprise owned by Sohu Hong Kong to undertake most of the operations currently being performed by Beijing ITC. Beijing ITC and Sohu Era are each structured as technology-oriented companies engaged in the development of Internet technologies and related software. However, we expect that in 2004 and future years Beijing ITC will gradually become inactive.

Sohu Era’s business license was issued on July 25, 2003, by the Beijing Administration of Industry and Commerce (“AIC”) and has a 30-year validity term. Its Hi-Tech Enterprise Qualification Certificate was issued on August 18, 2003, by the Beijing Science and Technology Commission and has a 2-year validity term. Sohu Era’s other key license, relating to its provision of online advertising services, is discussed below.

We also established in 2003 a new ICP, Sohu Internet, which will gradually replace Beijing Sohu as our ICP operations center. Sohu Internet is a PRC company that is 80% owned by High Century and 20% owned by Ms. Jinmei He. We have entered into a series of agreements with Sohu Internet and its two shareholders to provide Internet-related services in compliance with PRC law.

Sohu Internet’s business license was issued on July 31, 2003, by the Beijing AIC and has a 30-year validity term. Its Hi-Tech Enterprise Qualification Certificate was issued on September 5, 2003, by the Beijing Science and Technology Commission and has a 2-year validity term. Other key licenses obtained by Sohu Internet relate to its provision of online services and are discussed below.

Subject to the promulgation of additional regulations on foreign investment in the PRC telecom sector, Sohu.com Inc. may need to consider other restructuring measures under Chinese law.

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

On December 29, 2000, the Beijing Telecommunications Administration, or BTA (the municipal branch of the MII), issued to Beijing Sohu a Telecommunications and Information Services Operating License. This license was renewed on April 8, 2003.

On July 28, 2003, the BTA issued to Sohu Internet a Telecommunications and Information Services Operating License authorizing the provision of Internet information services. On September 8, 2003, the BTA issued to Sohu Internet a Value-Added Telecommunications Services Operating License authorizing the provision of mobile-network value-added telecom services. Both of these permits are valid for five-year terms and are subject to annual inspections.

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

On December 27, 2000, the State Council Information Office approved Beijing Sohu to develop online news dissemination services. Beijing Sohu has applied for approval to transfer this certification to Sohu Internet. Once this certification transfer has been completed, Beijing Sohu’s certification will be cancelled.

Internet Publishing

The Provisional Rules for the Administration of the Publications Market, issued by the SPPA on November 8, 1999, define the online distribution of publications as the offering of online subscriptions for, and the purchase, storage, shipment, and sale of, publications over the Internet. On June 27, 2002, the SPPA and MII jointly issued the Provisional Rules for the Administration of Internet Publishing, or Internet Publishing Rules, which define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works primarily include content or articles formally published publicly in other press such as: (a) books, newspapers, periodicals, audio-visual products and electronic publications; and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited. Under the Internet Publishing Rules, Web portals such as Sohu.com are required to apply to and register with the GAPP before distributing Internet publications.

In this regard, Beijing Sohu obtained approval from the GAPP on April 8, 2003, to distribute Internet publications. As part of the ongoing restructuring discussed in the section “Our PRC Corporate Structure” above, this certification will be transferred from Beijing Sohu to Sohu Internet.

Online Games

On December 30, 1997, the SPPA issued the Rules for the Administration of Electronic Publications, or Electronic Publication Rules, which took effect as of January 1, 1998. The Electronic Publication Rules outline a licensing system for business operations involving electronic publications, which are currently interpreted by the GAPP to include online games. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of, and register the copyright licensing contract with, the GAPP.

In 2003, Beijing Sohu entered into contracts with a Korean computer game production company to import and publish on our Web site one of its games (i.e., Knight-Online) within the PRC. In order to meet the legal requirements discussed in the paragraph above, Beijing Sohu entrusted a licensed agency to obtain the GAPP’s approval and register the copyright licensing contract. The agency has completed these procedures, and the relevant licensing and approval codes are posted on the section of our Web site relating to this specific online game.

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

Beijing Sohu obtained the aforementioned approvals from and completed registrations with the MOH and Beijing Drug Administration on June 12, 2002 and July 25, 2002, respectively. As part of our ongoing restructuring, these certifications will eventually be transferred from Beijing Sohu to Sohu Internet.

Online Cultural Products

On March 4, 2003, the Ministry of Culture, or MOC, issued the Provisional Regulations for the Administration of Online Culture, which took effect on July 1, 2003. This legislation applies to entities engaging in activities related to “online cultural products”, including music and video files; network games; animation features; and audiovisual products, performed plays and artwork converted for dissemination via the Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

•	the production, duplication, import, wholesale, retail, leasing or broadcasting of online cultural products;

•	the dissemination of online cultural products on the Internet or transmission thereof to computers, fixed-line or mobile phones, radios, television sets or gaming consoles for the purpose of browsing, reading, using or downloading such products; or

•	the exhibition or holding of contests related to online cultural products.

On September 5, 2003, the MOC issued an Online Culture Operating Permit to Sohu Internet. This permit is subject to annual inspection.

Accordingly, in the opinion of TransAsia Lawyers, both Beijing Sohu and Sohu Internet are in proper compliance with the statutory requirements relevant to their dissemination of information as ICPs.

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

On May 18, 2000, the State AIC issued to Beijing ITC an advertising operating license, which enables us to conduct our online advertising business. The State AIC has renewed this license annually. In September 2003, this license was transferred to Sohu Era as part of our ongoing restructuring. On January 1, 2004, the State AIC issued a new license to Sohu Era with a one-year validity term.

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

Under the above regulations, any entity wishing to access international connections for their computer information networks in the PRC must comply with the following requirements:

•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections through an international communications gateway established with the approval of the MII.

In the opinion of TransAsia Lawyers, each of Beijing ITC, Beijing Sohu, High Century, Sohu Era and Sohu Internet are in proper compliance with all of these requirements.

Internet Access Services

In early 2002, we established Hengda, a PRC company that is 80% owned by High Century and 20% owned by Ms. Li Wei. Hengda is structured as an Internet service provider, or ISP, to provide public Internet access services.

The Telecom Regulations define the ISP business as a value-added telecommunications service (as described in the “Telecommunications” section above). In addition to meeting the conditions outlined above with regard to the use of international connections for computer information networks, PRC entities must obtain licenses from the MII (or its local branch) in accordance with the Telecom License Measures before starting business operations as an ISP. On February 7, 2002, the Beijing AIC issued a business license with a 50-year validity term to Hengda. On March 19, 2002, Hengda received an ISP license, valid for five years, from the Beijing Administration Bureau. On October 22, 2002, the MII issued a license with a 5-year validity term to Hengda allowing it to operate as an ISP in Beijing, Shanghai and Guangzhou.

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

Beijing Sohu and Sohu Internet successfully registered their Web sites with the Beijing AIC on January 6, 2001, and September 11, 2003, respectively. Accordingly, Sohu’s electronic registration mark is prominently placed on its homepage.

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

In the opinion of TransAsia Lawyers, Beijing Sohu and Sohu Internet have established an internal security committee and adopted security maintenance measures, employed a full-time BBS supervisor and exchanged information on a regular basis with the local public security bureau with regard to sensitive or censored information and Web sites, and is therefore fully compliant with the aforementioned legislation.

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

In the opinion of TransAsia Lawyers, each of Beijing ITC, Beijing Sohu, High Century, Hengda, Sohu Era and Sohu Internet are in full compliance with current PRC legislation governing encryption software.

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

Business License and Approval for Foreign Investment

Beijing ITC and Sohu Era are structured as technology-oriented companies engaged in the development of Internet technologies and related software, and together with Beijing Sohu and Sohu Internet, are engaged in online advertising business, subscription and short messaging services and e-commerce activities.

High Century is structured as an investment management and consulting company. Hengda is structured as an Internet access services company. High Century and Hengda have been structured under a number of agreements between their primary shareholders and us, similar to the investment structure of Beijing Sohu and Sohu Internet discussed under “Risks related to Sohu.com”.

Under current PRC law, the legal establishment of such companies must be approved by the relevant local Commission for Foreign Economic Relations and Trade, and such companies may commence operations only upon the issuance of a business license by the State AIC. In the opinion of TransAsia Lawyers, Beijing ITC and Sohu Era have satisfied both of the aforementioned requirements and are fully authorized to undertake their business operations.

In the opinion of TransAsia Lawyers, the ownership structures of each of Beijing ITC, Beijing Sohu, High Century, Hengda, Sohu Era and Sohu Internet as well as the business and operations of those six companies as described herein comply with all existing laws, rules and regulations of the PRC. In addition, no consent, approval or license other than those already obtained by us is required under any of the existing laws, rules and regulations of the PRC for such ownership structures, business and operations.

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

Technology Infrastructure

Pursuant to a one year bandwidth provision and hosting agreement with Beijing Telecom Administration, or BTA, we maintain most of our servers at the premises of the BTA located in Beijing. We pay fees on a monthly basis and the contract is renewable on an annual basis. We do not maintain any backup servers outside Beijing. The BTA is the administrator of the central hub of the ChinaNet backbone, and is currently the only provider of interconnection services to the ChinaNet backbone in Beijing.

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

Employees

As of December 31, 2003, we had 1,016 full-time and part-time employees. We also employ independent contractors to support our research and development, marketing, sales and editorial departments. None of our personnel are represented under collective bargaining agreements.

Our senior management, key executives and most full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. In addition, most of our employees have employment agreements with Beijing ITC, Sohu Era, Beijing Sohu and Sohu Internet, our PRC operating entities, which contain similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A significant number of our employees hold stock options in Sohu, which provide financial opportunities to them that generally vest over a period of one to four years.

Available Information

Our Web site is located at http://www.sohu.com. In order to link to the portion of the Web site written in English, click on the “About Sohu” icon near the bottom of the home page and then click on the word “English” in the lower left corner of the subsequent page. We make available free of charge on or through our Web site, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. You will find links to copies of these reports, and to copies of Section 16 filings related to Sohu, by clicking on “Investor Relations” on the first full English page. Information contained on our Web site is not part of this report or any other report filed with the SEC.

Risk Factors

Risks Related to Sohu.com

We incurred net losses from inception through the second quarter of 2002, and losses could recur in the future.

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. We had an accumulated deficit of approximately $47 million at December 31, 2003. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Although we recorded net profits from the quarter ended September 30, 2002 through the year ended December 31, 2003, we may not sustain profitability.

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

If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

We conduct our Internet operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era and variable interest entities Sohu Internet and Beijing Sohu. Beijing ITC and Sohu Era are wholly foreign owned enterprises, or WFOEs, under PRC law. We are a Delaware corporation, Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC and Sohu Era, is a Hong Kong corporation, and Sohu and Sohu Hong Kong are foreign persons under PRC law. Accordingly, our Internet business is 100% foreign-owned. In order to meet ownership requirements under PRC law which restrict or prohibit Sohu from operating in certain industries such as Internet content provider and Internet access, we have established Beijing Sohu, High Century, Hengda and Sohu Internet, which are companies incorporated in the PRC and owned by Dr. Charles Zhang, our president and chief executive officer and a major Sohu shareholder, and certain other employees of Sohu. As of December 31, 2003, Sohu had invested $5.2 million in Beijing Sohu, High Century, Hengda and Sohu Internet through loans to officers and employees. In 2000, we extended loans of $242,000 to Dr. Charles Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Charles Zhang. In 2001 and 2002, we made loans totaling $4.6 million to Dr. Charles Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In March 2002, High Century entered into a joint venture agreement with Guolian Securities Co., Ltd., pursuant to which High Century has invested $3.1 million in Sohu-Guolian in return for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian was established to provide technical services to the PRC online securities trading and financial services industries. In December 2003, Sohu-Guolian was liquidated. In June 2003, we loaned $121,000 to an employee of the company for the purpose of funding an investment in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of Sohu. The $121,000 investment represents a 20% interest in Sohu Internet with High Century holding the remaining 80% interest. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda or Sohu Internet.

The PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. In addition, new PRC Internet laws and regulations were recently adopted. Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours.

In addition, under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization, or WTO, foreign investment in PRC Internet services are to be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter. China officially entered the WTO on December 11, 2001. However, the implementation of China’s WTO accession agreements is still subject to various conditions.

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s or Sohu Internet’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s and Sohu Internet’s current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu or Sohu Internet.

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

If we are found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, we could be subject to severe penalties.

The PRC recently enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. If these regulations are interpreted to be inconsistent with our ownership structure and business operations, our business will be severely impaired and we could be subject to severe penalties as discussed above.

Activities of Internet content providers are or will be subject to additional PRC regulations, which have not yet been put into effect. Our operations may not be consistent with these new regulations when put into effect, and, as a result, we could be subject to severe penalties.

The Ministry of Information Industry, or MII, has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future.

Our operations may not be consistent with these new regulations when put into effect and, as a result, we could be subject to severe penalties as discussed above.

We may not be able to collect payments of our e-subscription fees if the PRC government determines that our existing ownership structure does not comply with PRC laws, rules or regulations.

As discussed above, the PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. In addition, new PRC Internet laws and regulations were recently adopted. Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours. If the PRC government were to take a contrary view, we may not be able to collect payments of our wireless fees, which we receive from Beijing Sohu and Sohu Internet, which in turn collect the fees from mobile network operators.

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

At December 31, 2003 Sohu had provided long-term loans of $5.2 million to Dr. Charles Zhang, Sohu’s president and chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Charles Zhang and 20% by certain of our employees, Hengda, which is owned 80% by High Century and 20% by an employee, and Sohu Internet, which is owned 80% by High Century and 20% by an employee. Beijing Sohu, High Century, Hengda and Sohu Internet are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

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

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of Beijing Sohu, Hengda, Sohu Internet and High Century, which is uncertain. Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Hengda, Sohu Internet and Beijing Sohu.

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

We rely on e-subscription services for a significant portion of our revenues. Wireless services constitute the majority of our
e-subscription revenues. Our business plan is dependent upon further increases in revenues from wireless services and the expansion of our subscriber base.

We derive a significant portion of our revenues from e-subscription services on our Web sites. We derived our e-subscription revenue in 2003 principally from providing to mobile phone users value added wireless services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products. For the years ended December 31, 2003 and 2002, e-subscription revenues represented approximately 59% and 35%, respectively, of our total revenues. For the year ended December 31, 2003, wireless services accounted for 94% of our total e-subscription revenues. We expect our reliance on the portion of wireless e-subscription revenues to increase. Our business plan is dependent upon further increases in revenues from wireless services and the expansion of our subscriber base. Revenues may not increase and our subscriber base may not expand due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Currently over eighty percent of our e-subscriptions revenue is from consumers who subscribe for individual services for which we charge a monthly fee ranging from approximately $0.60 to $4.00. During fiscal 2003, the largest contributor to our e-subscriptions growth and total e-subscriptions revenue has been our GGMM online dating and friends matching service, which accounted for approximately 25% of wireless revenue during the year ended December 31, 2003. Future growth and sustainability of our e-subscription revenues are dependent upon user acceptance of our existing and new services, especially services, such as GGMM, which are paid by way of monthly subscriptions. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

•	We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area; and

•	Changes in government policy could restrict or curtail the services which we provide.

We rely on contracts with our mobile network operators, CMCC and Unicom, in a number of ways with respect to our wireless services, including for billing of, and collection from, mobile phone users of e-subscription fees. If our arrangements with mobile network operators were to be terminated, altered or not renewed, or if such operators did not provide continuous or adequate service, our revenues could be reduced significantly.

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

Beijing Sohu or Sohu Internet, each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu or Sohu Internet which then transfers the funds to Beijing ITC or Sohu Era.

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

We face significant risks with respect to our arrangements with CMCC and Unicom, such as the following, which could adversely affect our e-subscription services and revenues:

•	We provide e-subscription services through our Web site and record the delivery of the service in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 5% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur. BMCC and other operators are currently in the process of establishing a new billing platform and may require us to switch to this platform in the future. The new platform may result in higher failure rates or lower revenues associated with changes in the billing procedures. Changes in failure rates may result in significant reductions or fluctuations in our e-subscription revenues.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our contract with Unicom expires in March 2004. Our contracts with CMCC expire at various times from April 2004 to April 2005. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our revenue, gross margin and profitability could be materially reduced.

•	We rely on the operators to pay us the e-subscriptions fees which they have billed to their mobile customers. If an operator refuses to pay us or limits the amount of e-subscriptions fees which can be billed in a month, our revenues could be adversely affected.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our e-subscription services.

•	If CMCC or Unicom were unwilling to cooperate with us, we would not be able to find substitute partners.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our e-subscriptions revenue, generally, and our GGMM revenue, specifically, would be adversely affected.

•	CMCC or Unicom may change their operating regulations at any time, which could result in our being fined or having our services discontinued without notice. Changes in these operating regulations could also have a material impact on our revenue. For example, in April 2003, CMCC announced or clarified regulations which prohibit utilizing its billing gateway for services which are not directly related to the mobile phone and prohibit billing for services which have not been used by a subscriber for more than three months. These two regulation changes did not have a material impact on our revenues but are examples of how policies could change as the industry is in an early stage of development. In July 2003, CMCC disallowed us from using third party Web sites which do not have Internet content provider licenses, or Web site union, to promote our e-subscriptions products.

Over 50% of our e-subscriptions growth during the six months ended June 30, 2003 was derived from products acquired through Web site union. Approximately 25% of our total wireless revenues for the twelve months ended December 31, 2003 were from our online dating and friends matching service “Jiqinggongshe” or “GGMM” product, and 20% of our wireless revenues for the same periods were from other products, whose subscribers were acquired through Web site union. As a result of our inability to use Web site union to promote our products or acquire subscribers, we experienced substantially lower growth in e-subscriptions revenue for the three months ended September 30, 2003 and December 31, 2003 as compared to the three months ended June 30, 2003, March 31, 2003 and December 31, 2002. Because our use of Web site union is restricted, our subscriber base for products previously promoted through Web site union (especially GGMM) are declining which is having a negative impact on our revenue growth. Our GGMM subscribers have declined from a high of 2.2 million in April 2003 to 1.5 million at December 31, 2003.

We depend on online advertising for a significant portion of our revenues. Our ability to generate and maintain significant online advertising revenues will depend upon our users being attractive to advertisers.

We derive a significant portion of our revenues from the sale of advertising on our Web sites. For the years ended December 31, 2003 and 2002, advertising revenues represented approximately 37% and 48%, respectively, of our total revenues. For the year ended December 31, 2003, our five largest advertisers accounted for approximately 10% of our total advertising revenues. In fiscal 2002, our five largest advertisers accounted for approximately 14% of total advertising revenues.

Our ability to generate and maintain significant online advertising revenues in China will depend, among other things, on the development of a large base of users possessing demographic characteristics attractive to advertisers. Accordingly, we may not be successful in generating significant future online advertising revenues.

Our ability to generate and maintain significant online advertising revenues may also be subject to downward pressure on online advertising prices and limitations on inventory.

Our ability to generate and maintain significant online advertising revenues will also depend upon acceptance by advertisers that online advertising is effective.

Our ability to generate and maintain significant online advertising revenues will also depend upon the effectiveness of our advertising delivery, tracking and reporting systems.

The expansion of Internet advertisement blocking software may result in a decrease of advertising revenues.

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

Our business plan is dependent upon further increases in e-commerce revenues, which may not occur.

For the years ended December 31, 2003 and 2002, e-commerce revenues represented approximately 5% and 15%, respectively, of our total revenues. Substantially all e-commerce revenues are earned from the sale of consumer products. Our business plan is dependent upon further increases in revenues from e-commerce, which may not occur.

The online shopping market is small and unproven in China and as a result we may not be able to sustain e-commerce revenue growth or maintain existing e-commerce revenue levels.

We may not be able to maintain our existing e-commerce gross margins because of competitors such as Joyo, Bertelsmann Online and Dang Dang.

Credit cards are not widely used in China and, as a result, we rely on cash on delivery for collecting payments, which exposes us to the risk of non-collection from the companies providing delivery service.

Future governmental regulations could restrict us from further expanding or continuing our e-commerce business.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on mobile operators for our
e-subscriptions revenue, the fact that the Chinese Internet industry is in an early stage of development and we are unsure if it will continue to grow or at what rate it will grow, and the fact that we are subject to government regulations that may change at any time or without notice. We rely on mobile operators for, among other things, billing of and collection of e-subscription fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our revenues could be reduced significantly.

As a result, we believe that year-to-year and quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, we have experienced very high growth rates in the twelve months ended December 31, 2003 and there may be expectations that these growth rates will continue. It is likely that in some future quarter, our operating results will be below the expectations of public market analysts and investors. In this event, the trading price of our common stock may fall.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, president, chief executive officer and a major shareholder of our company and the founder and president of Beijing Sohu, High Century, and Hengda. We rely on his expertise in our business operations and on his personal relationships with some of our principal shareholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, High Century, and Hengda. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. Derek Palaschuk, our Chief Financial Officer, has informed us that he plans to leave Sohu. Finding a qualified replacement for Mr. Palaschuk may be difficult. Further, since Mr. Palaschuk is not legally obligated to remain in our employ, it is possible that Mr. Palaschuk will leave Sohu before we find a suitable replacement. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing portal business. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisitions we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations.

We may rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly-owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants.

We are a holding company with no operating assets other than investments in Chinese operating entities, including Beijing ITC, Sohu Era, and Sohu Software, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our variable interest entities, Beijing Sohu, High Century, Hengda and Sohu Internet. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, and Sohu Software incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s and Sohu Software’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, and Sohu Software only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era and Sohu Software are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

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

The e-subscription market is also new and rapidly evolving in China. Many of our current and potential e-subscription customers have limited experience using the Internet for subscription services. Our e-subscription revenue growth depends upon user acceptance of our existing and new services, such as our wireless dating, email, news, sports and jokes content, mobile alumni club and other products. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage. Customers may not be willing to fully embrace the products and services we offer.

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

If tax benefits presently available to certain of our subsidiaries and variable interest entities located in China were not available, the income tax rate on most of our profits in China could increase from 0% to 33%.

Our China-based subsidiaries Sohu Era and Sohu Software and our variable interest entity Sohu Internet enjoy tax benefits which are available to “new technology enterprises.” Presently, PRC law requires that a company, in order to be considered a “new technology enterprise”: (i) operate in the high-tech industry (which includes the Internet industry), (ii) be incorporated and operating in Beijing Zhongguancun Science Park, (iii) receive 60% of its revenue from high-tech products or services, and (iv) have at least 20% of its employees involved in technology development. Each year new technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements.

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

For these tax benefits to no longer be available, there would need to be a change in governmental policy or the governmental regulations concerning requirements necessary to be deemed a new technology enterprise, or we would have to be unable to meet the existing new technology enterprise requirements. If Sohu Era, Sohu Software and Sohu Internet did not meet the requirements of a new technology enterprise, we could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in our after-tax income.

We currently expect most of our sales and our income to be earned from our Zhongguancun-based subsidiaries and our Zhongguancun-based variable interest entity.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During the last two quarters of 2002, the trading price of our common stock ranged from a low of $1.20 per share to a high of $6.94 per share, and during 2003, the trading price of our common stock ranged from a low of $6.10 per share to a high of $43.40 per share. On December 31, 2003, the closing price of our common stock was $29.91 per share.

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

Sales of a significant number of shares of our common stock in the public market, or the perception of such sales, could reduce our share price and impair our ability to raise funds in new share offerings.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. Because the notes are convertible into common stock only at a conversion price in excess of the recent trading price, such a decline in our common stock price may cause the value of the notes to decline.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

There were approximately 36,100,892 shares of our common stock outstanding as of December 31, 2003, as well as options to purchase an additional 4,830,414 shares of our common stock. Of the outstanding shares, 25,424,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act of 1933 or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

On November 25, 2003, we issued an aggregate of 65,852 shares of common stock to Asia B2B Online Inc., the seller of the Focus.cn Web site, and to certain individuals in connection with our acquisition, through our wholly-owned subsidiary Sohu.com Limited, of All Honest International Limited, the owner of the Focus.cn Web site. Pursuant to a certain employee incentive plan which we assumed in connection with our purchase of All

Honest International, we anticipate issuing to certain individuals on or about May 25, 2004 an additional 2,499 shares of our common stock and on or about November 25, 2004 an additional 23,198 shares of our common stock. Commencing one year after the applicable issue dates, we expect that these shares will be eligible for resale subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

The individuals referred to above are parties to an agreement with us that require us to register under the Securities Act for resale by them the shares of our common stock they received in connection with the acquisition and received or will receive pursuant to the employee incentive and retention plan. Pursuant to that agreement, we filed a Registration Statement on Form S-3 (SEC File No. 333-111495) to register the shares, which registration statement has not yet been declared effective by the SEC. When effective, the registration will permit the sale of those shares without regard to the restrictions of Rule 144, so long as the stockholders comply with the prospectus delivery requirements of the Securities Act.

We issued $90.0 million of zero coupon convertible senior notes due July 2023 which we may not be able to repay in cash and could result in dilution of our earnings per share.

In July 2003, we issued $90.0 million aggregate principal amount of zero coupon convertible senior notes due July 2003. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. We may also be required to repurchase all of the notes following a fundamental change of Sohu, such as a change of control, prior to maturity. We may not have enough cash on hand or have the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our president and chief executive officer, Dr. Charles Zhang, beneficially owns approximately 24% of the outstanding shares of our common stock and is our largest stockholder. Our second largest stockholder, together with our chief executive officer, our other executive officers and members of our Board of Directors, beneficially own approximately 38% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 2. PROPERTIES

Our principal executive offices are located in over 7,000 square meters of office space in Beijing, China under leases, approximately 5,000 square meters of which will expire on December 31, 2004. We also lease sales and marketing office space in Shanghai, Guangzhou and Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

Sohu is not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Common Stock

As of January 30, 2004, there were approximately 40 holders of record of our common stock. We believe that there were approximately 4,000 beneficial holders of our common stock as of that date.

Our common stock is traded on the Nasdaq National Market, under the symbol “SOHU.” Public trading in our common stock commenced on July 12, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq Stock Market for the quarters indicated.

	HIGH($)	LOW($)
Quarter ended March 31, 2002	1.31	0.94

Quarter ended June 30, 2002	1.70	0.87

Quarter ended September 30, 2002	2.25	1.20

Quarter ended December 31, 2002	6.94	1.44

Quarter ended March 31, 2003	13.00	6.10

Quarter ended June 30, 2003	35.63	10.76

Quarter ended September 30, 2003	43.40	26.93

Quarter ended December 31, 2003	38.99	27.80

Since inception, we have not declared or paid dividends on our common stock and we do not expect to pay any dividends in the foreseeable future.

The closing price of our common stock on February 20, 2004 as reported by the Nasdaq National Market was $27.56.

Additional information required under this item is incorporated herein by reference to Item 12 of this Annual Report on

Form 10-K under the heading of “Equity Compensation Plan Information.”

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

Through December 31, 2003, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

On July 14, 2003, we completed a private placement of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s (Merrill Lynch, Pierce, Fenner & Smith Incorporated) discount and our offering expenses.

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

We issued and sold the notes to the initial purchaser in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act of 1933, and the initial purchaser resold the notes either (1) in reliance on Rule 144A under the Securities Act solely to “qualified institutional buyers” as defined in Rule 144A or (2) outside the United States in reliance on Regulation S under the Securities Act to non “U.S. Persons” as defined in Regulation S. We have filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes.

On November 25, 2003, we completed, through Sohu.com Limited, the acquisition of All Honest International Limited, a company organized under the laws of the British Virgin Islands and the owner of a Web site providing information about real estate in Beijing and Shanghai. As consideration of the acquisition, we (i) paid approximately $12.0 million in cash of which: (1) approximately $10.7 million was paid at the closing under a certain stock purchase agreement and under a certain incentive plan assumed by Sohu.com Limited, (2) $1.0 million was transferred to an escrow account subject to post-closing contingencies and was released to Asia B2B Online Inc., the seller of All Honest International Limited, 30 days after the closing, and (3) $306,000 will be paid in 2004 and (ii) issued 91,549 shares of our common stock of which: (1) 65,852 shares were transferred at closing to Asia B2B Online Inc. and to certain individuals and (2) 25,697 shares will be transferred in 2004 to certain individuals; and (iii) $170,000 of other acquisition cost. Additional contingent payments, if any, will be determined based upon revenues contributed from the Focus Web site for the year ending December 31, 2004, up to a maximum of $811,000 in cash. No underwriters were involved in our issuance of common stock related to the purchase to of All Honest International Limited nor will any underwriters be involved in any future issuances of securities related to the purchase of All Honest International Limited. All shares of common stock issued in connection with the acquisition of All Honest International Limited were issued, and any shares that may be issued in the future will be issued, in reliance on the exemption from registration provided by Regulation S under the Securities Act to non “U.S. Persons” within the meaning of that term as it is defined in Regulation S under the Securities Act. We have filed a registration statement with the Securities and Exchange Commission to register for resale the common stock issued in relation to the acquisition of All Honest International

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues:
Advertising	$29,503	$13,852	$9,245	$5,844	$1,617
Non-advertising	50,922	14,877	3,755	109	—

	80,425	28,729	13,000	5,953	1,617

Cost of revenues:
Advertising	7,459	5,943	6,644	5,548	1,589
Non-advertising	17,747	7,481	2,769	81	—

	25,206	13,424	9,413	5,629	1,589

Gross profit	55,219	15,305	3,587	324	28
Operating expenses:
Product development	7,542	5,508	5,365	2,440	438
Sales and marketing	10,570	7,973	8,406	10,425	1,772
General and administrative	5,029	3,908	4,792	5,356	1,278
Amortization of intangibles	57	—	12,607	3,335	—
Impairment of intangibles	—	—	17,676	—	—

Total operating expenses	23,198	17,389	48,846	21,556	3,488

Operating profit/(loss)	32,021	(2,084)	(45,259)	(21,232)	(3,460)
Other non-operating expense	(964)	(217)	(504)	(526)	—
Interest income	1,950	1,265	2,176	2,522	11

Net income/(loss)	33,007	(1,036)	(43,587)	(19,236)	(3,449)

Income tax expense	(6,650)	—	—	—	—

Accretion on Series B, C, and D mandatorily redeemable convertible preferred stock	—	—	—	(3,914)	(917)

Net income/(loss) attributable to common stockholders	$26,357	$(1,036)	$(43,587)	$(23,150)	$(4,366)

Basic net income/(loss) per share	$0.74	$(0.03)	$(1.22)	$(1.14)	$(0.47)

Shares used in computing basic net income/(loss) per share	35,483	35,420	35,626	20,286	9,328

Diluted net income/(loss) per share	$0.66	$(0.03)	$(1.22)	$(1.14)	$(0.47)

Shares used in computing diluted net income/(loss) per share	40,351	35,420	35,626	20,286	9,328

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments in marketable debt securities	$142,570	$44,211	$46,236	$62,593	$3,924
Working capital	121,369	20,633	29,764	61,602	2,577
Total assets	205,055	61,972	61,958	105,840	7,076
Total liabilities	113,416	6,741	4,377	4,771	1,911
Mandatorily redeemable convertible preferred stock	—	—	—	—	10,207
Total shareholders’ equity	91,639	55,231	57,581	105,840	(5,042)

* Certain other amounts have been reclassified to conform to the current presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu, having introduced the first Chinese language online directory, is one of the leading Internet portals in China in terms of brand recognition. We are a Delaware corporation.

On October 18, 2000, Sohu acquired ChinaRen for total consideration of $33 million, comprising 4,401,500 shares of Sohu common stock with an aggregate market value of approximately $31.6 million, stock options granted to ChinaRen employees to purchase 221,002 shares of Sohu common stock valued at $0.5 million and other acquisition costs aggregating $0.9 million. ChinaRen was at the time of acquisition, and currently is, the leading alumni club in China, which is a community where students or alumni can register for classes and communicate with fellow classmates and colleagues. Revenues and expenses from ChinaRen’s operations after the acquisition date have been included in Sohu’s consolidated financial statements. Prior to December 31, 2002, most of the services were free for the alumni club and the amount of revenue from ChinaRen was insignificant, as were operating expenses. During the year ended December 31, 2003, we had revenues of approximately $3.3 million from ChinaRen, and operating expenses were insignificant.

In October 2003, the audit committee of our Board of Directors pre-approved the provision by our auditor, PricewaterhouseCoopers, of agreed upon services associated with historical information of All Honest International Limited, acquired by Sohu in November 2003.

On November 24, 2003, Sohu, through Sohu.com Limited, acquired Kylie Enterprises Limited for total consideration of $20.7 million including $20.5 million in cash and $160,000 in acquisition expenses. Kylie Enterprises Limited is the owner of 17173.com, a Web site providing information about multiplayer online games in the People’s Republic of China. Revenues of $129,000 and expenses of $132,000 from Kylie Enterprises Limited’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the year ended December 31, 2003.

On November 25, 2003, we completed, through Sohu.com Limited, the acquisition of All Honest International Limited, a company organized under the laws of the British Virgin Islands and the owner of Focus.cn, a Web site providing information about real estate in Beijing and Shanghai. The maximum total purchase price for the Focus acquisition was approximately $16.98 million including $170,000 in acquisition expenses. This price consisted of (i) $12.0 million in cash, of which: (1) $10.7 million was paid at the closing under a certain stock purchase agreement, (2) $1 million was transferred to an escrow account subject to post-closing contingencies and was released to the seller 30 days after the closing, and (3) $306,000 will be paid in 2004; (ii) 91,549 shares of the common stock of Sohu.com Inc. valued at their market price, totaling approximately $3.2 million around the dates of November 18, 2003, the commitment date, and November 19, 2003, the date the transaction was publicly announced, of which: (1) 65,852 shares were transferred at closing and (2) 25,697 shares will be transferred in 2004; and (iii) the remaining amount, if any, will be determined based upon revenues contributed from the Focus Web site for the year ending December 31, 2004, up to a maximum of $811,000 in cash. Revenues of $111,000 and expenses of $114,000 from All Honest International’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the year ended December 31, 2003.

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. We had an accumulated deficit of approximately $46.8 million at December 31, 2003. These losses have been funded with the private placements of convertible preferred stock and our initial public offering. We intend to continue spending on marketing and brand development, content enhancements, technology and infrastructure. As a result, net losses could occur in the future. We anticipate funding any such losses with the remaining proceeds from our initial public offering and the proceeds of the private placement of zero coupon convertible senior notes that we completed in July 2003.

CRITICAL ACCOUNTING POLICIES

Sohu’s discussion and analysis of its financial condition and results of operations are based upon Sohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Sohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Sohu evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Sohu believes accounting for advertising revenue, accounting for e-subscriptions revenues and cost of revenues, gross versus net basis of revenue recognition, allowance for doubtful accounts, and valuation allowance against deferred tax assets represent critical accounting policies that reflect more significant judgments and estimates used in the preparation of our consolidated financial statements.

We generate advertising revenue from standard, sponsorship and retail contracts, most of which are one year or less in duration. Such contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, we provide advertisement placements on various Web site channels and in different formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, we recognize revenue upon payment from the customer.

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

E-subscription revenues and corresponding cost of revenues are included within non-advertising revenues and cost of revenues and are derived principally from providing value added wireless services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. E-subscription revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on a number of mobile network operators in China to bill mobile phone users for e-subscription fees. In order to meet ownership requirements under PRC law which restrict or prohibit us from being an Internet content provider or directly providing telecommunications services such as e-subscriptions, we rely on Beijing Sohu to contract with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu or Sohu Internet receives a statement from each of the operators confirming the amount of e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu or Sohu Internet each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu or Sohu Internet, which then transfers the funds to our subsidiaries Beijing ITC or Sohu Era. In order to recognize revenue and get paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, and in the past has ranged from 5% to 80% with average failure rates of approximately 25% over the past six months. The failure rate may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur. BMCC is currently in the process of establishing a new billing platform and may require us to switch to this platform in the future. The new platform may result in higher failure rates or lower revenue as a result of more stringent billing procedures. At the end of each reporting period, where an operator has not provided Beijing Sohu or Sohu Internet with the monthly statement for any month confirming the amount of e-subscription charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable e-subscription fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $400,000 (gross margin underestimate of $300,000) to an overestimation of $160,000 (gross margin overestimate of $120,000). We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records.

E-commerce revenues are earned from direct sales of consumer products through Sohu’s Web site. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of whom are individuals in Beijing, Shanghai and Guangzhou. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form. We record product sales net of the estimated amount of returns. We estimate an amount of product returns that is not significant.

Our management must determine whether to record revenue for our e-subscriptions and e-commerce business lines using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, principally whether Sohu is acting as the principal in offering services to the customer or whether Sohu is acting as an agent in the transaction. To the extent Sohu is acting as a principal in a transaction Sohu reports as revenue the payments received on a gross basis and reports as costs of revenue the amounts attributable to goods and services provided by third party operators and other vendors. To the extent Sohu is acting as an agent in a transaction Sohu reports as revenue the payments received less commissions and other payments to third parties, i.e., on a net basis. The determination of whether Sohu is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement. Based on our assessment, our e-subscriptions revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the e-subscription services. The content and nature of the e-subscription services are designed and developed by us (either independently or with third parties) and originate from our Web sites, our links located on third parties’ Web sites, or one of our dedicated phone numbers. The mobile operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customer purchases the wireless content, community access or value added services, such as our online dating, mobile email and mobile alumni club that Sohu provides. The end customer receives identical services from us regardless of which third party mobile operator is used to deliver the message. In addition, when customers register on Sohu’s Web sites to use e-subscription services, they execute an online contract with us that sets forth our obligations to the customer and the terms of the service that will be provided. Sohu has determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile operators set maximum prices that Sohu can charge and that the contracts call for the assumption of credit risk by the mobile operators after a certain fixed percentage is paid by Sohu as an estimated bad debt expense. This is part of the overall fees paid to the operators. The mobile operators also have the right to set regulations and procedures associated with using their platform. However, Sohu has determined that the gross revenue reporting indicators are stronger, because Sohu is the primary obligor, adds value to the products, has inventory risk related to content and products, and has reasonable pricing latitude.

The majority of our e-commerce revenues are recorded on a gross basis where Sohu is the primary obligor but, depending on the terms of particular contracts with our suppliers, the net basis is also used. Sohu considers itself the primary obligor in situations where Sohu has general and physical inventory risk and where we can set prices without any involvement from the suppliers. Transactions related to certain technology products, such as cameras, computers and memory cards, are recorded on a net basis when the suppliers set minimum prices, Sohu does not have inventory risk, does not maintain inventory to meet estimated customer demand and orders goods from suppliers only after receiving orders from customers.

To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues, less expenses) flows through operating income. Accordingly, the impact on operating income is the same whether Sohu records the revenue on a gross or net basis.

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $12.4 million net of allowance for doubtful accounts of $0.4 million as of December 31, 2003. If the financial condition of Sohu’s customers or telecom operators were to deteriorate, resulting in their inability to make payments, additional allowance might be required.

As of December 31, 2003, all of our deferred tax assets are related to United States net operating losses. Because most of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable and the existence of future stock option deductions would preclude us from using our net operating losses, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

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

RESULTS OF OPERATIONS

Revenues

Total revenues were $80.4 million, $28.7 million, and $13 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Advertising Revenues

Advertising revenues were $29.5 million, $13.9 million, and $9.2 million or 37%, 48%, and 71% of total revenues for the years ended December 31, 2003, 2002, and 2001, respectively. The increase of $15.6 million from 2002 to 2003 consisted of (1) $12.7 million from new advertisers, as more companies using the Internet as an advertising medium; (2) a $4.2 million increase in revenues from the advertisers who advertised with us in fiscal year 2002 and who continued to do so in 2003; and (3) $3.1 million increase in revenues fees we receive for listing companies in our search directory. These increases were partly offset by a $4.4 million loss in revenues, resulting from some of our 2002 advertisers not advertising on our Web site in 2003. The 2003 increase in revenue also includes the impact of an increase in rates we charge for advertising of approximately 25% or, approximately $3.9 million of the $15.6 million increase, from 2002 to 2003. Sohu had approximately 800 advertisers in 2003 as compared to 500 advertisers in 2002. Advertising revenue grew by $4.6 million from 2001 to 2002 as we launched our paid search directory listing business in 2002, which contributed $2.5 million to the growth, with the balance resulting from more advertisers advertising on our Web site. Sales to Sohu’s five largest advertisers were 10%, 14%, and 20% of total advertising revenues for the years ended December 31, 2003, 2002, and 2001, respectively. Advertising revenues for the year ended December 31, 2001 included advertising revenues from related parties of $962,000. There were no advertising revenues from related parties in 2003 or 2002. We have not recorded any revenue from advertising barter transactions. As of December 31, 2003 and 2002, we had $4.0 million and $1.6 million of deferred revenues, respectively.

Non-advertising Revenues

Non-advertising revenues, which have been the fastest growing part of our business, are derived principally from monetizing our users (i.e. consumers) via e-subscription services.

Non-advertising revenues were $51 million, $14.9 million, and $3.8 million or 63%, 52%, and 29% of total revenue for the years ended December 31, 2003, 2002, and 2001, respectively. These revenues were primarily generated from business lines which were put into operation in 2001 and, thus, the non-advertising revenues in 2001 were not significant. Non-advertising revenues for the years ended December 31, 2003, 2002 and 2001 included non-advertising revenues from Beijing Sohu and Sohu Internet, of $28.6 million, $10.1 million, and $1.2 million, respectively. Because of restrictions on foreign companies working in the PRC telecommunications industry, we have used Beijing Sohu and Sohu Internet to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our short messaging fees. Beijing Sohu and Sohu Internet collect the fees from the operators and then transfer them to our subsidiaries. There was no material impact on our revenues or margins from our reliance on these related party arrangements. On July 1, 2003, we prospectively adopted FIN 46, which resulted in the consolidation of our variable interest entities, including Beijing Sohu and Sohu Internet. Thus, e-subscription and e-commerce revenues earned by Beijing Sohu and Sohu Internet after this date are not disclosed as revenue from related parties.

In 2003, non-advertising revenues were derived from e-subscription fees of $47.1 million, e-commerce services of $3.8 million, and e-technology and other services of $82,000. In 2002, non-advertising revenues were derived from e-subscription fees of $10.1 million, e-commerce services of $4.2 million, and e-technology and other services of $544,000. In 2001, non-advertising revenues comprised $1.3 million of e-subscription fees, $1.7 million of e-commerce services, and $800,000 of e-technology and other services. Most of the growth in non-advertising revenues was attributable to increases in e-subscriptions revenue associated with our wireless services which include short messaging services, multi messaging services launched in 2003 and other advanced second generation technology (or 2.5G) wireless services. For the year ended December 31, 2003, e-subscriptions revenue increased by $37 million from 2002. The increase was attributable to increases in the wireless user base for our Web based products as well as new products for use with mobile phones. For the year ended December 31, 2003, approximately 94% of e-subscriptions revenues were derived from providing wireless services, such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products, to mobile phone users. Short messaging fees are charged on a monthly or per message basis. As of December 31, 2003, approximately 80% of our short messaging revenue is from consumers who subscribe for monthly services, for which we charge a monthly fee ranging from approximately $0.6 to $4.8.

Our wireless services were introduced in China in late 2000 and our growth in this area over the past year has been mainly attributable to a combination of a number of factors, such as increases in the number of Chinese mobile phone users who have been subscribing for our wireless services and our introduction of new products to the market. The unique characteristics of the China mobile phone and Internet users are important factors for the growth of this business. Product development is especially important because these services have only recently become available in China and some of the services we offer are unique to China. As of December 31, 2003, we provided over 500 different monthly subscription wireless services and over 500 services which are charged on a per message basis. We regularly introduce new products and adaptations to our existing products. Depending on the product, subscribers may use the product for as short as one month or may use it on an ongoing basis. As described below, there are certain products and marketing methods which have contributed to our growth. Price increases have not been a factor in our short messaging growth, because we have many different products and pricing is normally set when the product is launched and remains unchanged during the life of the product. Approximately 25% of our growth in 2003 was attributable to improvements in the short messaging billing and transmission platform, as our approximate billing failure rate during the year ended December 31, 2003 was 25%, as compared to approximately 40% for the year ended December 31, 2002.

During the past twelve months the largest contributor to our wireless related e-subscriptions growth has been our online dating and friends matching service, which we refer to as “Jiqinggongshe” or “GGMM,” and accounted for approximately 25% of our wireless revenue in 2003. We developed this product in the fourth quarter of 2002, and it accounted for approximately 12% of our revenue in the fourth quarter of 2002 and 4% of our e-subscriptions revenue for the twelve months ended December 31, 2002. Most of our GGMM subscribers were acquired through Web site union, where we used third party Web sites to market our products. At the instruction of the mobile operators, we stopped using Web site union in July 2003. We also used Web site union for marketing numerous other products, which, excluding GGMM, accounted for approximately 15% of our total revenue for the twelve months ended December 31, 2003. As a result of our inability to use Web site union to promote our products or acquire subscribers, we experienced substantially lower growth in e-subscriptions revenue for the three months ended September 30, 2003 and December 31, 2003 as compared to the three months ended June 30, 2003, March 31, 2003 and December 31, 2002. Our subscriber base for products previously promoted through Web site union (especially GGMM) are declining, which is having a negative impact on our revenue growth. Our GGMM subscribers have declined from a high of 2.2 million in April 2003 to 1.5 million at December 31, 2003. We charge a monthly fee of US$0.63 for GGMM. Our future growth in e-subscriptions revenue could be materially less than historical growth.

The future growth and sustainability of our e-subscription revenues is dependent upon user acceptance of our existing and new services, especially services, such as GGMM, which are paid by way of monthly subscriptions. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

E-commerce revenues are earned from direct sales of consumer products through Sohu’s Web site. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products, such as books, health care products, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of whom are individuals in Beijing, Shanghai and Guangzhou. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. E-commerce revenue decreased by $400,000 to $3.8 million for the twelve months ended December 31, 2003 because we discontinued sales of cosmetics in the quarter ended September 30, 2003. E-commerce revenues increased from $1.7 million in 2001 to $4.2 million in 2002, as we first launched

e-commerce in 2001.

E-technology and other services include our design of Web sites and provision of Internet software to third parties.

Cost of Revenues

Total cost of revenues was $25.2 million, $13.4 million, and $9.4 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Advertising cost of revenues

Advertising cost of revenues includes personnel costs and personnel overhead, content purchases, depreciation and bandwidth, which are fairly fixed in nature and accordingly do not tend to increase or decrease proportionately with revenue. Our advertising gross margin for the year ended December 31, 2003 was 75% as compared to 57% for the year ended December 31, 2002. Our gross margins improved because of the fixed nature of the advertising costs of revenues, which have not increased at the same rate as revenue. Our gross margin improved from 28% in 2001 to 57% in 2002, as revenues increased by $4.6 million from $9.2 million in 2001 to $13.8 million in 2002 and the actual cost of revenues decreased by $701,000 from $6.6 million in 2001 to $5.9 million in 2002, primarily due to lower cost of bandwidth associated with falling prices and lower personnel cost associated with less headcount after the rationalization of our acquisition of Chinaren.

Advertising cost of revenues was $7.5 million, $5.9 million, and $6.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase for the year ended December 31, 2003 from the year ended December 31, 2002 of $1.6 million was primarily due to higher spending on headcount of $900,000 and an increase in spending for content of $600,000, as we expanded our channel offerings. The decrease for the year ended December 31, 2002 from the year ended December 31, 2001 was primarily due to lower cost of bandwidth associated with falling prices and lower personnel costs associated with a lower headcount.

Non-advertising cost of revenues

Non-advertising cost of revenues were $17.7 million, $7.5 million, and $2.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increases are consistent with revenue growth. Prior to our adoption of FIN 46 on July 1, 2003, which resulted in the consolidation of our variable interest entities, substantially all non-advertising cost of revenues was from related parties.

Our e-subscriptions gross margin for the year ended December 31, 2003 was 70% as compared to 63% for the year ended December 31, 2002 and 46% for the year ended December 31, 2001. E-subscriptions cost of revenues was $14.3 million, $3.7 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, which consists mainly of subscription collection and wireless transmission charges paid to third party network operators. The fees vary between third party operators and include a gateway fee of $0.006 to $0.012 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 12% to 15%, based on the total fees collected by the third party operators from mobile phone users and paid to us. As the operator fees are charged on a per message basis and as a percentage of revenue, the increase in e-subscriptions cost of revenues is consistent with our increase in wireless revenues. Content costs are also included in e-subscription cost of revenues but are immaterial as compared to collection and transmission charges. E-subscription cost of revenues does not include allocations for Web site operating costs. Subsequent to the adoption of FIN 46, e-subscription cost of revenue also includes the business tax paid when VIEs remit to our subsidiaries e-subscription fees which have been collected by the VIEs. The increase in gross margins over the past three years is mainly due to a higher mix of monthly subscriptions, which have higher gross margins. There have been no significant changes in the third party network operator fees over the past two years.

Our e-commerce gross margin for the twelve months ended December 31, 2003 was 10% as compared to 16% for the twelve months ended December 31, 2002 and 10% for the twelve months ended December 31, 2001. Our 2003 gross margins decreased from 2002 due to market price competition and the fact that we started providing free shipping in 2003, which increased our non-advertising cost of revenues. For the twelve months ended December 2003, 2002 and 2001, non-advertising cost of revenues included $3.4 million, $3.5 million and $1.5 million, respectively, in e-commerce cost of revenues, consisting of the purchase price of consumer products and inbound and outbound shipping charges. E-commerce cost of revenues does not include allocations for Web site operating costs. The change in e-commerce cost of revenues from the comparative periods in 2002 and 2001 is attributable to the change in sales volume.

E-technology cost of revenues, consisting of employee compensation costs and related overhead, fees paid to third party for design services and, where applicable, the cost of hardware and software, was $0 and $280,000 for the years ended December 31, 2003 and 2002, respectively.

Product Development Expenses

Product development expenses were $7.5 million for the year ended December 31, 2003, as compared to $5.5 million and $5.4 million for the years ended December 31, 2002 and 2001, respectively. Product development expenses increased $2.0 million to $7.5 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002, primarily due to increased salary expense of $1.6 million for additional employees to support our increased investment in our products and online games development, game license fees of $160,000, traveling and entertainment of $140,000 and training, communications, and office expense of $100,000. There was no significant change for 2002 as compared to 2001.

Sales and Marketing Expenses

Sales and marketing expenses were $10.6 million for the year ended December 31, 2003, as compared to $8.0 million and $8.4 million for the years ended December 31, 2002 and 2001, respectively. Sales and marketing expenses increased by $2.6 million to $10.6 million for the year ended December 31, 2003 primarily due to increased advertising and promotion expense of $1.7 million to support our marketing strategy, increased personnel expenses of $800,000, primarily the result of increased bonuses and commissions from increased advertising revenues, and traveling, entertainment and office expense of $100,000. The decrease from 2001 to 2002 was primarily due to the reduction in advertising expenses because of lower spending on Sohu branding.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the year ended December 31, 2003, as compared to $3.9 million and $4.8 million for the years ended December 31, 2002 and 2001, respectively. General and administrative expenses increased by $1.1 million to $5.0 million for the year ended December 31, 2003 as compared to 2002 due mainly to increased professional fees of $1.0 million and salary expenses and office expense of $100,000. The decrease of $900,000 from 2001 to 2002 was primarily due to reduced spending on personnel costs.

Amortization and Impairment of Intangible Assets

Intangible assets of $33.6 million, including $392,000 for assembled workforce and $33.2 million in goodwill which arose as a result of the October 18, 2000 acquisition of ChinaRen, were originally being amortized over two years. During the year ended December 31, 2001, Sohu performed an impairment assessment and recorded an impairment charge of approximately $17.7 million to write off the remaining balance of identifiable intangibles and goodwill, primarily due to the overall decline in the industry growth rates and the sustained decline in Sohu’s stock price. The amortization expense for the year ended December 31, 2001 was $12.6 million. There was no amortization or impairment recorded during the year ended December 31, 2002. Amortization of intangibles for the year ended December 31, 2003 of $57,000 was related to the 2003 acquisitions of the Focus.cn and 17173.com Web sites.

Operating Profit (Loss)

As a result of the foregoing, we had an operating profit of $32.0 million for the year ended December 31, 2003, as compared to an operating loss of $2.1 million and $45.3 million for the years ended December 31, 2002 and 2001, respectively. The operating profit (loss) for the years ended December 31, 2003, 2002, and 2001 included $4,000, $20,000, and $63,000, respectively, for stock-based compensation expense recorded on the grant of certain stock options, which amounts are being amortized over the vesting period of the options, ranging from one to four years.

Other Expense

For the year ended December 31, 2003, other expense of $964,000 included $545,000 for a valuation allowance for long-term loans to related parties for losses incurred by Sohu-Guolian, $345,000 for amortization of the offering costs of our zero coupon convertible senior notes and $74,000 of losses on disposal of fixed assets. For the year ended December 31, 2002, other expense was $217,000, which mainly included a $196,000 valuation allowance for long-term loans to related parties for investments in Hengda, High Century and Sohu-Guolian. Prior to the adoption of Fin 46 in July 2003, to the extent losses were incurred by these PRC companies, we accrued for such losses by recording a valuation allowance against long-term loans to related parties. For the year ended December 31, 2001, other expense of $504,000 primarily resulted from a $500,000 writedown of other assets.

Interest Income

Interest income was $2.0 million for the year ended December 31, 2003, as compared to $1.3 million and $2.2 million for the years ended December 31, 2002 and 2001, respectively. The increase of $700,000 from 2002 was mainly due to our increased cash balance and marketable securities as a result of our private placement of zero coupon convertible senior notes in July 2003 and an increase in our profits from fiscal 2002 to fiscal 2003. The $900,000 reduction in interest income from 2002 to 2001 resulted primarily from lower interest rates.

Income Tax Expense

Income tax expense was $6.7 million for the year ended December 31, 2003 and $0 for the corresponding periods in 2002 and 2001. The increase in income tax expense was due to income tax expense associated with a tax restructuring undertaken during the third quarter of 2003 and other taxable income. We were not profitable in the previous years and, accordingly, had no taxable income. As of December 31, 2003 we had provided a full valuation allowance for our deferred tax assets.

Effective for the fourth quarter of 2003, most of our income is earned in China by Sohu Era, Sohu Internet and Sohu Software, which, as new technology enterprises, are subject to taxation at 0% for the years ended December 31, 2003, and 2004 and 2005, 7.5% for the years ending December 31, 2006, 2007 and 2008 and 15% for each year thereafter. If Sohu Era, Sohu Internet and Sohu Software do not continue to meet the definition of a new technology enterprise or there are changes in the taxation policies of the PRC government, their income would be subject to taxation at the rate of 33%.

Income earned in the United States, where Sohu.com Inc. is incorporated, is subject to taxation at 34% or 35%. For the foreseeable future, we anticipate the only significant income earned in the United States and subject to United States taxation to be interest income. If dividends are paid by our China or other non-U.S. subsidiaries to Sohu.com Inc., the dividends would be taxed at Sohu.com Inc.’s rate of taxation which is 34% or 35%. For the foreseeable future, we do not intend for the China or other non-U.S. subsidiaries to pay dividends to Sohu.com. Inc.

If most of our operating subsidiaries continue to meet the definition of new technology enterprises, we expect our quarterly tax expense to be approximately $300,000 per quarter or $1.2 million for the full year. However if we undertake new businesses in China which do not meet the requirements of a new technology enterprise, we will be subject to taxation on this income at 33%.

Accordingly, our future effective tax rate could vary between 0% and 35% due to a variety of factors, including, but not limited to, the relevant income contribution by Chinese entities taxed at 0% to 33% and U.S. operations taxed at 34% or 35%, the ability of our operating subsidiaries to meet the requirements of a new technology enterprises, which are taxed at a maximum of 15% (which is less than the normal China corporate tax rate of 33%), dividends paid by the subsidiaries in China or intermediate holding companies to Sohu.com Inc., which would be taxed in the

United States at 34% or 35%, the ability of Sohu.com to use its net operating losses, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Net Income (Loss)

As a result of the foregoing, we had net income of $33.0 million for the year ended December 31, 2003, as compared to a net loss of $1.0 million and $43.6 million for the years ended December 31, 2002 and 2001, respectively.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2003. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
	(Unaudited, in thousands except per share data)
Revenues:
Advertising	$9,478	$8,748	$6,801	$4,476	$4,304	$3,674	$3,363	$2,511
Non-advertising	15,107	13,332	12,548	9,935	6,260	3,834	2,763	2,020

Total revenues	24,585	22,080	19,349	14,411	10,564	7,508	6,126	4,531

Cost of revenues:
Advertising	2,134	1,973	1,750	1,602	1,513	1,472	1,495	1,463
Non-advertising	4,644	4,928	4,521	3,654	2,562	1,871	1,600	1,448

Total cost of revenue	6,778	6,901	6,271	5,256	4,075	3,343	3,095	2,911

Gross profit	17,807	15,179	13,078	9,155	6,489	4,165	3,031	1,620
Operating expenses:
Product development	1,906	1,968	1,926	1,742	1,549	1,474	1,310	1,175
Sales and marketing	3,211	2,839	2,528	1,992	2,224	1,862	1,872	2,015
General and administrative	1,460	1,181	1,312	1,076	1,002	955	984	967
Amortization of intangibles	57	—	—	—	—	—	—	—

Total operating expenses	6,634	5,988	5,766	4,810	4,775	4,291	4,166	4,157
Operating profit/(loss)	11,173	9,191	7,312	4,345	1,714	(126)	(1,135)	(2,537)
Other income/(expense)	(202)	(552)	(129)	(81)	(114)	(67)	(58)	22
Interest income	748	532	343	327	331	305	323	306

Net income/(loss) before taxes	11,719	9,171	7,526	4,591	1,931	112	(870)	(2,209)

Income tax expense	150	6,500	—	—	—	—	—	—

Net income/(loss)	$11,569	$2,671	$7,526	$4,591	$1,931	$112	$(870)	$(2,209)

Basic net income/(loss) per share	$0.32	$0.07	$0.21	$0.13	$0.06	$0.00	$(0.02)	$(0.06)

Shares used in computing basic net income/(loss) per share	36,040	35,824	35,286	34,756	34,709	35,715	35,641	35,626

Diluted net income/(loss) per share	$0.28	$0.06	$0.19	$0.12	$0.05	$0.00	$(0.02)	$(0.06)

Shares used in computing diluted net income/(loss) per share	42,146	41,643	40,036	39,186	38,196	37,413	35,641	35,626

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes, and cash provided by operations. From inception through December 31, 2003, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes, as described below. Sohu invests its excess cash in marketable debt securities of high quality investment grade. As of December 31, 2003, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $142.6 million, compared to $44.2 million and $46.2 million as of December 31, 2002 and 2001, respectively.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. We have filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes. However, until the registration statement becomes effective, the notes may be offered and sold only in transactions that are exempt from registration under the U.S. Securities Act of 1933 and the securities laws of any other applicable jurisdiction.

Our principal commitments consist of obligations under various operating leases for office facilities in Beijing, Shanghai, Guangzhou and Hong Kong. Our commitments under these leases total approximately $1.5 million, $302,000, and $302,000 for the years ending December 31, 2004, 2005, and 2006, respectively. We expect that capital expenditures totalling $11 million in 2004 will consist of $7 million for purchases of servers, network equipment and software and $4 million for leasehold improvements.

As described above, we have entered into arrangements with Dr. Charles Zhang, our President and Chief Executive Officer, and certain of our employees to satisfy PRC regulations which prohibit or restrict foreign companies from owning or operating telecommunications, Internet content and certain other businesses in China. These arrangements have taken the form of loans to Dr. Zhang and the employees, who then invested the amounts loaned in what are currently our variable interest entities. While the arrangements have taken the form of loans to Dr. Zhang and the employees, they are, in substance, investments in the variable interest entities. Accordingly, we do not expect the loans to have any special effect upon our liquidity. The loan agreements do not contain any material financial covenants.

For the year ended December 31, 2003, net cash provided by operating activities was $41.9 million, and was primarily attributable to our net income of $26.4 million, tax benefits from stock options of $6.5 million, depreciation and amortization of $4.9 million, provision for loans to related parties and loss incurred by a joint venture of $0.5 million, and $3.6 million of a decrease in working capital. For the year ended December 31, 2002, net cash provided by operating activities of $5.3 million was primarily attributable to our net loss of $1.0 million, depreciation and amortization of $4.9 million, other non-cash expenses of $1.3 million, and a slight increase in working capital of $63,000. For the year ended December 31, 2001, net cash used in operating activities of $10.0 million was primarily attributable to our net loss of $43.6 million, amortization and impairment of intangible assets of $30.3 million, depreciation and amortization of $4.2 million, other non-cash expenses of $757,000, and a decrease in working capital of $1.7 million.

For the year ended December 31, 2003, net cash used in investing activities was $51.0 million, and was primarily attributable to $32.2 million in cash used in the 17173.com and focus.cn acquisitions, long term investments in marketable debt securities of $18.5 million, purchase of fixed assets of $3.9 million and addition of other assets of $1.5 million, partially offset by $2.7 million in cash included in variable interest entities and $2.3 million in cash received from the liquidation of Sohu-Guolian. For the year ended December 31, 2002, net cash used in investing activities of $13.7 million was primarily due to long-term investments in marketable debt securities of $7.8 million, the acquisition of fixed assets of $2.3 million, long-term loans to related parties of $3.3 million for financing investments in High Century and Hengda and the acquisition of other assets of $348,000. For the year ended December 31, 2001, net cash used in investing activities of $23.4 million was primarily due to long-term investments in marketable debt securities of $17 million and the acquisition of fixed assets of $4 million, long-term loans to related parties of $1.6 million for financing an investment in High Century and the acquisition of other assets of $797,000.

Net cash provided by financing activities was $89.3 million for the year ended December 31, 2003, due to net proceeds of $87.4 million from the private placement of our zero coupon convertible senior notes and proceeds of $1.5 million from the issuance of common stock upon the exercise of options granted under our stock incentive plan. Net cash used in financing activities was $1.9 million for the year ended December 31, 2002, primarily due to the repurchase of $2.0 million of shares of our outstanding common stock offset by the issuance of common stock of $123,000 pursuant to our stock incentive plan. There was no significant cash provided by financing activities for the year ended December 31, 2001.

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

At December 31, 2003, we have an unused credit facility whereby we can borrow up to $15 million by providing marketable securities on deposit with the financial institution as collateral.

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

The Renminbi is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

Tabular Disclosure of Contractual Obligations (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Long-Term Debt Obligations	$90,000	$—	$—	$90,000
Operating Lease Obligations	2,099	1,495	604	—
Purchase Obligations	4,495	3,770	725	—
Other Long-Term Liabilities (a)	24,227	23,416	811	—

(a) The balance includes a $811,000 contingent payment related to the acquisition of the focus.cn Web site, which is payable if specified revenue targets are achieved by the focus.cn Web site.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The majority of our revenues, expenses and liabilities are denominated in Chinese Renminbi. Thus, revenues and operating results may be impacted by exchange rate fluctuations in the Renminbi when financial results are translated in U.S. dollars on consolidation. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting the ability to convert Chinese Renminbi into foreign currencies and, if the Renminbi were to decline in value, reducing revenue in U.S. dollar terms. We have not tried to reduce exposure to exchange rate fluctuations by using hedging transactions but may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuations on us in the fiscal year ended December 31, 2003 was not material.

INVESTMENT RISK

a) Investments in Beijing Sohu, Sohu Internet, High Century and Hengda

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

In November 2001, we entered into a loan and share pledge agreement with Dr. Charles Zhang, and Li Wei, another employee of Sohu, for the purpose of funding an equity investment of approximately $4.6 million by these two individuals in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of Sohu. Pursuant to the loan agreement, we have extended total loans amounting to $4.6 million of which $3.7 million and $919,000 were loaned to Charles Zhang and Li Wei, respectively.

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

In April 2002, High Century invested approximately $3.1 million in Sohu-Guolian, a company incorporated in the PRC, for a 51% equity interest in and joint control of Sohu-Guolian. Sohu-Guolian provided technical services to the PRC online securities trading and financial services industries. In December 2003, Sohu-Guolian liquidated. During the year ended December 31, 2003, Sohu made a provision of $545,000 against the investment in Sohu-Guolian.

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

(b) Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of December 31, 2003, unrealized gains of $234,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

INTEREST RATE RISK

Our investment policy limits our investments of excess cash in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate debt securities and callable range accrual notes carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while callable range accrual notes may not produce any income if interest rates increase and exceed certain levels. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to Sohu would be made known to them by others within the company. During the period covered by this Annual Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Proxy Statement for Sohu’s 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 14, 2004 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2004 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2004 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders 2000 Stock Incentive Plan	4,830,414	$5.02	559,737
Equity compensation plans not approved by security holders	—	—	—
Total	4,830,414	$5.02	559,737

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Proxy Statement for Sohu’s 2004 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2004 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(b) Reports on Form 8-K

On October 28, 2003, Sohu filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing its earnings results for the quarter ended September 30, 2003.

On December 5, 2003, Sohu filed with the Securities and Exchange Commission a Current Report on Form 8-K in connection with the acquisitions of all of the outstanding capital stock of Kylie Enterprises Limited and All Honest International Limited. This Current Report was subsequently amended on December 23, 2003.

On December 11, 2003, Sohu filed with the Securities and Exchange Commission a Current Report on Form 8-K to announce that Derek Palaschuk, Chief Financial Officer and Senior Vice-President Finance, has decided he wants to leave the company next year and has so informed the company.

(c) Exhibits

See the Exhibit Index following the signature pages of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 2, 2004

Sohu.com Inc.

By:	/s/ DEREK PALASCHUK

Derek Palaschuk Chief Financial Officer and Senior Vice President

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles Zhang and Victor Koo, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 2, 2004

/s/ DEREK PALASCHUK Derek Palaschuk	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 2, 2004

/s/ EDWARD B. ROBERTS Edward B. Roberts	Director	March 2, 2004

/s/ GEORGE CHANG George Chang	Director	March 2, 2004

/s/ THOMAS GURNEE Thomas Gurnee	Director	March 2, 2004

/s/ CHARLES HUANG Charles Huang	Director	March 2, 2004

/s/ MARY MA Mary Ma	Director	March 2, 2004

/s/ YA-QIN ZHANG Ya-Qin Zhang	Director	March 2, 2004

SOHU.COM INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:	Page
Report of Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the three years ended December 31, 2003, 2002, and 2001	F-4
Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002, and 2001	F-5
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2003, 2002, and 2001	F-6
Notes to Consolidated Financial Statements	F-7

FINANCIAL STATEMENT SCHEDULES:
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS

PRICEWATERHOUSECOOPERS

Beijing, People’s Republic of China

January 16, 2004

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$99,109	$18,929
Accounts receivable, net	12,381	1,992
Accounts receivable from a related party	—	1,962
Prepaid and other current assets	4,050	2,009
Current portion of long-term investments in marketable debt securities	29,245	2,482

Total current assets	144,785	27,374
Long-term investments in marketable debt securities	14,216	22,800
Fixed assets, net	6,846	6,012
Long-term loans to related parties	—	4,827
Goodwill	31,664	—
Intangible assets, net	4,082	—
Other assets, net	3,462	959

	$205,055	$61,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,101	977
Payable to related parties	—	1,455
Accrued liabilities	22,315	4,309

Total current liabilities	23,416	6,741
Zero coupon convertible senior notes	90,000	—

Total liabilities	113,416	6,741
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400 authorized, 36,101 and 34,611 shares issued and outstanding at December 31, 2003 and 2002)	36	35
Treasury Stock	(2,003)	(2,003)
Additional paid-in capital	140,218	129,881
Deferred compensation	(14)	(42)
Accumulated other comprehensive income	232	547
Accumulated deficit	(46,830)	(73,187)

Total shareholders’ equity	91,639	55,231

	$205,055	$61,972

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Advertising (including $0, $0, and $962 from related parties, respectively)	$29,503	$13,852	$9,245
Non-advertising:
E-subscription (including $19,789, $10,132, and $1,252 from related parties, respectively)	47,053	10,132	1,252
E-commerce (including $2,159, $4,201, $1,703 from related party, respectively)	3,787	4,201	1,703
Other	82	544	800

Subtotal of non-advertising revenues	50,922	14,877	3,755

Total revenues	80,425	28,729	13,000
Cost of revenues:
Advertising (including $72, $145, and $181 of related party services, respectively)	7,459	5,943	6,644
Non-advertising:
E-subscription (including $6,193, $3,655, and $587 of related party services, respectively)	14,336	3,655	587
E-commerce (including $1,899, $3,546, $1,529 of related party services, respectively)	3,411	3,546	1,529
Other	—	280	653

Subtotal of non-advertising cost of revenues	17,747	7,481	2,769

Total cost of revenues	25,206	13,424	9,413
Gross profit	55,219	15,305	3,587
Operating expenses:
Product development	7,542	5,508	5,365
Sales and marketing (including $0, $0, and $443 related party services, respectively)	10,570	7,973	8,406
General and administrative	5,029	3,908	4,792
Amortization of intangibles	57	—	12,607
Impairment of intangibles	—	—	17,676

Total operating expenses	23,198	17,389	48,846

Operating profit/(loss)	32,021	(2,084)	(45,259)
Other expense	(964)	(217)	(504)
Interest income	1,950	1,265	2,176

Net income/(loss) before taxes	33,007	(1,036)	(43,587)
Income tax expense	6,650	—	—

Net income	26,357	(1,036)	(43,587)

Basic net income/(loss) per share	$0.74	$(0.03)	$(1.22)

Shares used in computing basic net income/(loss) per share	35,483	35,420	35,626

Diluted net income/(loss) per share	$0.66	$(0.03)	$(1.22)

Shares used in computing diluted net income/(loss) per share	40,351	35,420	35,626

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income/(loss)	$26,357	$(1,036)	$(43,587)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Tax benefits from stock options	6,500	—	—
Depreciation and amortization of other assets	4,860	4,926	4,238
Loss incurred by a joint venture	336	—	—
Provision for valuation allowance for long-term loans to related parties	209	252	—
Loss on disposal of fixed assets	77	49	4
Stock-based compensation expense	4	20	63
Provision for allowance for doubtful accounts	42	998	190
Amortization and impairment of intangible assets	57	—	30,283
Writedown of other assets	—	—	500
Changes in assets and liabilities:
Accounts receivable	(11,956)	(785)	(808)
Accounts receivable from a related party	1,962	(1,457)	(505)
Prepaid and other current assets	(2,595)	210	25
Accounts payable	243	474	(1,093)
Payable to related parties	(1,455)	247	1,208
Accrued liabilities	17,255	1,374	(509)

Net cash provided by/(used in) operating activities	41,896	5,272	(9,991)
Cash flows from investing activities:
Cash used in acquisitions	(32,183)	—	—
Long term investments in marketable debt securities	(18,476)	(7,768)	(16,973)
Acquisition of fixed assets	(3,854)	(2,345)	(4,025)
Acquisition of other assets	(1,472)	(348)	(797)
Cash received from liquidation of a joint venture	2,331	—	—
Cash included in variable interest entities	2,763	—	—
Long-term loans to related parties	(121)	(3,264)	(1,573)

Net cash used in investing activities	(51,012)	(13,725)	(23,368)
Cash flows from financing activities:
Zero coupon convertible senior notes, net	87,750	—	—
Issuance of common stock pursuant to stock incentive plan	1,546	123	—
Repurchase of treasury stock	—	(2,004)	—
Other	—	—	29

Net cash provided by/(used in) financing activities	89,296	(1,881)	29
Net increase/(decrease) in cash and cash equivalents	80,180	(10,334)	(33,330)
Cash and cash equivalents at beginning of period	18,929	29,263	62,593

Cash and cash equivalents at end of period	$99,109	$18,929	$29,263

Non-cash financing activity:
Issuance of common stock for acquisition	$2,302	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares Issued	Amount	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 31, 2001	35,626	$36	$—	$129,759	$(160)	$(2)	$(28,564)	$101,069
Net loss	—	—	—	—	—	—	(43,587)	(43,587)
Other comprehensive gain:
Foreign currency translation adjustment	—	—	—	—	—	6	—	6

Comprehensive loss								(43,581)
Compensatory stock options	—	—	—	64	(64)	—	—	—
Amortization of deferred compensation	—	—	—	—	64	—	—	64
Other	—	—	—	29	—	—	—	29

Balance, December 31, 2001	$35,626	$36	$—	$129,852	$(160)	$4	$(72,151)	$57,581

Net loss	—	—	—	—	—	—	(1,036)	(1,036)
Other comprehensive gain:								—
Unrealized gains on marketable debt securities	—	—	—	—	—	540	—	540
Foreign currency translation adjustment	—	—	—	—	—	3	—	3

Comprehensive loss								(493)
Compensatory stock options	—	—	—	(98)	118	—	—	20
Issuance of common stock pursuant to stock incentive plan	185	—	—	127	—	—	—	127
Repurchase of common stock	(1,200)	(1)	(2,003)	—	—	—	—	(2,004)

Balance, December 31, 2002	$34,611	$35	$(2,003)	$129,881	$(42)	$547	$(73,187)	$55,231

Net income	—	—	—	—	—	—	26,357	26,357
Unrealized losses on marketable debt securities	—	—	—	—	—	(306)	—	(306)
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)

Comprehensive income								26,042
Compensatory stock options	—	—	—	(25)	28	—	—	3
Issuance of common stock pursuant to stock incentive plan	1,490	1	—	3,862	—	—	—	3,863
Tax benefits from stock options	—	—	—	6,500	—	—	—	6,500

Balance, December 31, 2003	36,101	$36	$(2,003)	$140,218	$(14)	$232	$(46,830)	$91,639

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Sohu.com Inc. (the “Company”) is a Delaware corporation. The Company does not have any substantive operations of its own and substantially all of its primary business operations are conducted through its intermediate holding company, Sohu.com Limited, its indirect wholly owned subsidiaries, Sohu ITC Information Technology (Beijing) Co., Ltd. (“Beijing ITC”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Kylie Enterprises Limited, All Honest International Limited and its variable interest entities, Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”). Sohu.com Limited was established in May 2003, Sohu Era, Sohu Software and Sohu Internet were established in July 2003, Kylie Enterprises Limited and All Honest International Limited were acquired in November 2003.

The Company and its variable interest entities offer content, advertising, e-subscription, and e-commerce services through the Company’s Internet portal sites, Sohu.com, Chinaren.com, focus.cn, and 17173.com. The Company markets its products and services to clients primarily in the People’s Republic of China.

2. Summary of Significant Accounting Policies

(a) Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America.

(b) Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and its variable interest entities (commencing from the respective dates of their acquisition or formation). All intercompany balances and transactions have been eliminated.

Effective July 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Pursuant to FIN 46, Beijing Sohu, Beijing Century High-Tech Investment Co., Ltd. (“High Century”), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), and Sohu Internet are variable interest entities (“VIEs”) and the Company is the primary beneficiary. Accordingly, effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements. The Company has not restated earlier periods for the adoption of FIN 46. Thus, prior to July 1, 2003, these entities were not consolidated in the Company’s financial statements and transactions with and balances related to the VIEs have been disclosed as transactions with related parties. The Company records a valuation allowance against the long-term loans to the extent there are losses in these entities. As a result, the balance of long-term loans to related parties equals the net assets of the related VIE.

(c) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes its methods of accounting for advertising revenue, accounting for e-subscriptions revenue and cost of revenues, e-commerce revenues, allowance for doubtful accounts, valuation allowance against deferred tax assets and impairment of intangible assets are among the critical accounting policies which reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

(d) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

(e) Investments in marketable debt securities

The Company invests its excess cash in certain marketable debt securities of high-quality corporate issuers. Prior to September 30, 2002, the marketable debt securities were classified as held-to-maturity and reported at the amortized cost. Subsequent to this date, the Company’s marketable debt securities are classified as available-for-sale and are reported at fair market values with the unrealized gains recorded as accumulated other comprehensive income in shareholders’ equity. During the years ended December 31, 2003 and 2002 the Company recorded $306,000 of unrealized losses and $540,000 of unrealized gains, respectively, on its marketable securities in comprehensive income.

Investments in marketable debt securities with maturities greater than twelve months from the balance sheet date are considered long-term investments. Investments in marketable securities with maturities less than twelve months from the balance date have been classified as current portion of long-term investments in marketable debt securities.

(f) Fixed assets and depreciation

Fixed assets, comprising computer hardware, office furniture and equipment, and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years, with no residual value for assets acquired after January 1, 2003. For computer hardware, office furniture and equipment acquired prior to this date, a residual value of five percent was used.

(g) Goodwill and intangible assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges. The new model involves the comparing of the carrying value of the goodwill to its fair value.

The Company will test goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of the goodwill below its carrying amount. In the future, the impairment of goodwill will be determined by the Company estimating the fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company will take into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2002	$—
Goodwill arising from acquisitions	31,664

Balance as of December 31, 2003	$31,664

Intangible assets include domain names and marks and customer lists. Domain names and marks are being amortized on a straight-line basis over fifteen years and customer lists are being amortized on a straight-line basis of three years. Amortization expense for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $683,000, $683,000, $641,000, $174,000, and $174,000, respectively.

The following table summarizes the Company’s intangible assets, net:

	Amount (in thousand)	Weighted average amortization period (years)
Balance as of December 31, 2002	$—
Domain names and marks	2,611	15.0
Customer lists	1,528	3.00

	4,139	10.6
Less: Accumulated amortization	(57)

Balance as of December 31, 2003	$4,082

Prior to January 1, 2002, goodwill and intangible assets were amortized on a straight-line basis over the expected future economic life of two years and were reviewed for impairment based upon an estimate of future discounted cash flows in order to record a reserve for impairment if events or changes in circumstances indicated that the carrying amount might not be fully recoverable. As a result of the Company’s impairment assessment, in 2001 the Company recorded an impairment charge of $17,676,000 to write off the remaining balance of goodwill and intangibles related to the acquisition of Chinaren, Inc.

All goodwill and intangible assets are related to the advertising segment.

(h) Long-term loans to related parties and payable to related parties

Long-term loans to related parties were made to an officer and two employees of the Company to fund their equity interest in certain companies that are used to facilitate the Company’s participation in telecommunications, Internet content, financial services and certain other businesses in China where foreign ownership is either prohibited or restricted (the “PRC Companies”). The Company expects that it will continue to be involved in and provide financial support to the PRC Companies. The terms of the loans are such that repayment can only be made through the transfer of the shares in the PRC companies to the Company. In substance, the long term loans represent investments in operating companies, which prior to FIN 46 could not be considered subsidiaries. Accordingly, prior to the adoption of FIN 46 on July 1, 2003, the Company assessed recoverability for the long-term loans to related parties based upon the financial performance of the underlying entities. To the extent a loss was incurred by these entities, the Company recorded the loss as a valuation allowance against the applicable long-term loan. During the years ended December 31, 2003 and 2002, the Company recorded $545,000 and $252,000, respectively, of such valuation allowance for losses incurred by the PRC Companies.

As of December 31, 2002, payable to related parties represented funds that were unused in the operations of the PRC Companies and transferred to the Company.

(i) Other assets, net

Other assets mainly include the offering costs of the Company’s zero coupon convertible senior notes, license fees, computer software purchased from unrelated third parties and Website development costs. The Company amortizes license fees over the term of the contract and computer software over estimated useful lives of two or three years and the offering costs of the Company’s zero coupon convertible senior notes over a period of four years from the date of their issuance by the Company to the first date when the Company may be required to repurchase all or any portion of their principal amount.

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

i) Advertising revenues

Advertising revenues are derived principally from standard, sponsorship, and retail contracts, most of which are one year or less in duration. Such contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, the Company provides advertisement placements on various Web site channels and in different formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, the Company recognizes revenue upon payment from the customer.

ii) Non-advertising revenues

Non-advertising revenues are derived from e-subscription fees, e-commerce services, and e-technology services. E-subscriptions are derived principally from providing value added wireless messaging services such as alumni club, dating and friends matching, email, ring-tone and logo downloads and various other related products to mobile phone users. The Company contracts with third party mobile operators for certain services related to e-subscriptions transmitted to its users and records the fee charged by third party mobile phone operators as cost of revenues. E-subscriptions also include fees charged for internet access services and fees charged for multiplayer online games. E-subscription revenues are recognized in the month in which the service is performed, provided that no significant Company obligations remain.

E-subscriptions revenues are recorded on a gross basis as the Company is the primary obligor in the arrangement, which is evidenced by a number of factors including that the content is designed and developed by the Company (either independently or with third parties), the content originates from the Company’s Web sites, the mobile operators that the Company contracts with to deliver these services to the end customers are not involved in the design or development of the services that are provided by the Company, the end customer purchases the content, community access or value added services that the Company provides, the end customer receives identical services from the Company regardless of which third party mobile operator is used to deliver the message, when customers register on the Company’s Web sites to use e-subscription services, they execute an online contract with the Company that sets forth the Company’s obligations to the customer and the terms of the service that will be provided, the Company is responsible for fulfillment, and the Company has all the risk related to the content provided to the end customers and has reasonable latitude in establishing prices.

E-commerce revenues are earned from direct sales of consumer products through the Company’s Web site. Product sales, net of return allowances, are recorded when the products are shipped as there are normally only a few days or less between shipment and delivery and, thus, approximates the amount of the delivered products. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form from the Company. The Company records product sales net of the estimated amount of returns. The amount of estimated product returns is not significant. Outbound shipping charges to customers of $256,000, $181,000, and $82,000 are included in revenue for the year ended December 31, 2003, 2002 and 2001, respectively. Based upon the Company’s credit assessments of its delivery agents prior to entering into contracts and historical experience, the Company determines if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, the Company recognizes revenue upon payment from the delivery agents.

E-technology revenues from providing technology services and the sale of hardware are generally provided pursuant to short term contracts of three months or less with revenue recognized on a completed contract basis, provided that no significant Company obligations remain.

(l) Cost of revenues

i) Advertising

Advertising cost of revenues consists of compensation and related overhead costs for employees, depreciation expenses, fees for bandwidth leasing charges, content and services. Royalties paid to content providers are expensed as incurred and included as cost of revenues. Contracts with content providers generally range from three to twelve months in duration and may be terminated by either party upon notice.

ii) Non-advertising

E-subscription cost of revenue consists of subscription collection charges and short message transmission fees paid to third party network operators, payments to short messaging content suppliers and fees for bandwidth leasing charges related to internet access services. Subsequent to the adoption of FIN 46, e-subscription cost of revenue also includes the business tax paid when VIEs remit to the Company’s subsidiaries e-subscription fees which have been collected by the VIEs. E-commerce cost of revenue consists of the purchase price of consumer products sold by the Company and inbound and outbound shipping charges. E-technology cost of revenue consists of employee compensation costs and related overhead, fees paid to third parties for design services and, where applicable, the cost of hardware and software.

(m) Product development

Operating, classification and organization of listings, and enhancement costs of the Web site are expensed as incurred. Significant direct costs of materials, labor and services incurred during the application development stage of a project are capitalized. Capitalized Web site development costs are amortized over three years. No Web site development costs were capitalized during the three years ended December 31, 2003.

(n) Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. Advertising expenses are charged to the statements of operations when incurred. Included in sales and marketing expenses are advertising costs of $3,361,000, $1,667,000, and $2,208,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

(o) Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In general, compensation cost under APB No. 25 is recognized based on the difference, if any, between the estimated fair value of the Company’s common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Total compensation cost as determined at the date of option grant is recorded in Shareholders’ Equity as Additional Paid-in-Capital with an offsetting entry to Deferred Compensation. Deferred Compensation is amortized on an accelerated basis and charged to expense in accordance with FASB Interpretation No. 28 (“FIN 28”) over the vesting period of the underlying options, generally ranging from one to four years

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2003 and the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2002 and 2001 (in thousands except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income (loss) attributable to common shareholders, as reported:	$26,357	$(1,036)	$(43,587)
Add: Stock-based compensation expense included in reported net loss	4	20	63
Deduct: Stock-based compensation expense determined under fair value based method	(1,601)	(1,049)	(1,768)

Pro forma net income (loss) attributable to common shareholders	$24,760	$(2,065)	$(45,292)

Basic net income (loss) per share:
As reported	$0.74	$(0.03)	$(1.22)

Pro forma	$0.70	$(0.06)	$(1.27)

Diluted net income (loss) per share:
As reported	$0.66	$(0.03)	$(1.22)

Pro forma	$0.62	$(0.06)	$(1.27)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2003, 2002 and 2001, with the following assumptions:

Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	1-6.4%	1.5-6.4%	2-6.4%
Expected life (years)	1-4	1-4	1-4
Expected dividend yield	—	—	—
Volatility	0-110%	0-110%	0-96%
Fair value of options at grant date	$0.03-$19.35	$0.03-$6.56	$0.03-$6.56

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

(q) Net income (loss) per share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of zero coupon convertible senior notes.

(r) Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the unrealized gains on investments in marketable debt securities and the cumulative foreign currency transaction adjustment. The following table summarized the accumulated comprehensive income as of December 31, 2003, 2002, and 2001, respectively (in thousands):

	Accumulated Deficit	Foreign Currency Translation Adjustment	Unrealized Gains on Marketable Debt Securities	Total Accumulated Comprehensive Loss
Balance, December 31, 2000	(28,564)	(2)	—	(28,566)
Net loss	(43,587)	—	—	(43,587)
Foreign currency translation adjustment	—	6	—	6

Balance, December 31, 2001	(72,151)	4	—	(72,147)
Net loss	(1,036)	—	—	(1,036)
Foreign currency translation adjustment	—	3	—	3
Unrealized gains on marketable debt securities	—	—	540	540

Balance, December 31, 2002	$(73,187)	$7	$540	$(72,640)
Net income	26,357	—	—	26,357
Foreign currency translation adjustment	—	(9)	—	(9)
Unrealized losses on marketable debt securities	—	—	(306)	(306)

Balance, December 31, 2003	$(46,830)	$(2)	$234	$(46,598)

(s) Segment reporting

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

Summarized information by segment for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Year Ended December 31,
	2003	2002	2001
Revenues:
Advertising	$29,503	$13,852	$9,245
Non-advertising:
E-subscription	47,053	10,132	1,252
E-commerce	3,787	4,201	1,703
Other	82	544	800

Subtotal of non-advertising revenues	50,922	14,877	3,755

Total revenues	80,425	28,729	13,000

Cost of revenues:
Advertising	7,459	5,943	6,644
Non-advertising:
E-subscription	14,336	3,655	587
E-commerce	3,411	3,546	1,529
Other	—	280	653

Subtotal of non-advertising cost of revenues	17,747	7,481	2,769

Total cost of revenues	25,206	13,424	9,413

Gross profit	55,219	15,305	3,587

(t) Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

(u) Recent accounting pronouncements

In April 2003, the FASB issued Statement of Financial Accounting (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring contracts with similar characteristics to be accounted for comparably. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 has a material effect on financial position, results of operations, or cash flow.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 may require that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. The Company currently has no such instruments.

3. Zero Coupon Convertible Senior Notes

The Company completed a private placement on July 14, 2003 of $90,000,000 principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to the Company of approximately $87,350,000 after deduction of the initial purchaser’s discount of $2,250,000 and offering expenses of $400,000. The notes do not pay any interest, have a zero yield to maturity, and are convertible into the Company’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of common stock of the Company. Each holder of the notes will have the right, at the holder’s option, to require the Company to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. The Company may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes has the right to require the Company to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are effectively subordinated to the Company’s trade debt. The Company issued and sold the notes to the initial purchaser in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act, and the initial purchaser resold the notes either (1) in reliance on Rule 144A under the Securities Act solely to “qualified institutional buyers” as defined in Rule 144A or (2) outside the United States in reliance on Regulation S under the Securities Act to non “U.S. Persons” as defined in Regulation S. The Company has filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes. Until the registration statement becomes effective, the notes may be offered and sold only in transactions that are exempt from registration under the U.S. Securities Act of 1933 and the securities laws of any other applicable jurisdiction.

4. Acquisitions

(a) 17173.com

On November 24, 2003, the Company, through Sohu.com Limited, completed the acquisition of all of the outstanding capital stock of Kylie Enterprises Limited, a company incorporated in the British Virgin Islands for total consideration of $20,660,000 comprising $20,500,000 in cash and other acquisition costs of $160,000. Kylie Enterprises Limited is the owner of the 17173.com website which provides information about online multiplayer games in China. The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements.

The allocation of the purchase price is as follows (in thousands):

Fixed assets	$110
Identifiable intangible assets	2,649
Goodwill	17,901

Total	$20,660

The excess of purchase price over tangible and identifiable intangible assets (including customer lists and domain names) acquired was recorded as goodwill. Identifiable intangible assets associated with the acquisition are amortized over their expected useful lives of three to fifteen years. The allocation of the purchase price is based on preliminary valuation amounts which are expected to be finalized in the first quarter of 2004.

(b) Focus.cn

On November 25, 2003, the Company, through Sohu.com Limited, completed the acquisition of all of the outstanding capital stock of All Honest International Limited a company incorporated in the British Virgin Islands. All Honest International Limited is the owner of the focus.cn website which provides information about real estate in Beijing, China. Total fixed consideration of $15,359,000 comprised (i) $11,989,000 in cash, of which: (1) $10,683,000 was paid at the closing under the Focus Purchase Agreement, (2) $1,000,000 was transferred to an escrow account subject to post-closing contingencies and was released to the Focus Seller 30 days after the Focus Closing, and (3) $306,000 will be paid in 2004; (ii) 91,549 shares of the common stock of Sohu.com Inc. valued at their market price, totaling approximately $3,200,000 around the dates of November 18, 2003, the commitment date, and November 19, 2003, the date the transaction was publicly announced, of which: (1) 65,852 shares were transferred at closing and (2) 25,697 shares will be transferred in 2004; and (iii) $170,000 of other acquisition cost. Additional contingent payments, if any, will be determined based upon revenues contributed from the Focus Website for the year ended December 31, 2004, up to a maximum of $811,000 in cash. The allocation of the consideration excluding any additional contingent payment is as follows (in thousands):

Fixed assets	$107
Identifiable intangible assets	1,489
Goodwill	13,763

Total	$15,359

The excess of purchase price over tangible and identifiable intangible assets (including customer lists and domain names) acquired was recorded as goodwill. Identifiable intangible assets associated with the acquisition are amortized over their expected useful lives of three to fifteen years. The contingent consideration will be recorded as goodwill when the contingency is resolved. The allocation of the purchase price is based on preliminary valuation amounts which are expected to be finalized in the first quarter of 2004.

(c) Unaudited pro forma information

The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 2003 and 2002, as if the acquisitions of 17173.com and focus.cn Web sites had occurred on January 1, 2002, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2002, and may not be indicative of future operating results. Unaudited pro forma net income (loss) has not been included as this financial information for the pre-acquisition period is not available for 17173.com and focus.cn Web sites.

	Years Ended December 31,
	2003	2002
	(Unaudited, in thousand)
Net Revenue	$83,426	$29,404
Operating profit/(loss)	$33,756	$(2,334)

5. Treasury Stock

In October 2002, the Company repurchased 1.2 million shares of its common stock at a price per share of $1.67,

including brokerage commission, for total consideration of $2.0 million. The 1.2 million shares purchased by the Company are no longer outstanding, and are being held by the Company as treasury stock. Treasury stock is accounted for under the cost method.

6. Stockholder Rights Plan

The Company has adopted a stockholder rights plan (the “Plan”). The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company’s stockholders. In general, the Plan vests stockholders of Sohu with rights to purchase preferred stock of the Company at a substantial discount to those securities’ fair market value upon a person or group acquiring without the approval of the Board of Directors more than 20% of the outstanding shares of common stock of the Company. Any person or group who triggers the purchase right distribution becomes ineligible to participate in the Plan, causing substantial dilution of such person or group’s holdings. The rights will expire on July 25, 2011.

7. Risks and Uncertainties

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

Substantially all of the Company’s e-subscription revenue for all periods presented is derived from providing value added mobile-related messaging services. The Company relies on two third party network operators and their subsidiaries for the billing of and collection from mobile phone users. If the annual contracts with these operators were not renewed or were terminated, the Company’s e-subscription business could be adversely affected. As of December 31, 2003 and 2002, $6,070,000 and $1,962,000 of accounts receivable balances were ultimately due from mobile operators for value added mobile-related messaging services. Prior to the consolidation of the Company’s VIE’s on July 1, 2003, this balance included in accounts receivable from a related party.

Pursuant to a one year bandwidth provision and hosting agreement with Beijing Telecom Administration, or BTA, the Company maintains most of its servers at the premises of the BTA located in Beijing. The Company pays fees on a monthly basis and the contract is renewable on an annual basis. The Company does not maintain any backup servers outside Beijing. The BTA is the administrator of the central hub of the ChinaNet backbone, and is currently the only provider of interconnection services to the ChinaNet backbone in Beijing. If the annual contract with the BTA was not renewed or was terminated, the Company’s business could be adversely affected.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, and accounts receivable. As of December 31, 2003, substantially all of the Company’s cash, cash equivalents, and marketable debt securities were held in seven financial institutions in the United States, Singapore, mainland China, and Hong Kong. Accounts receivable are typically unsecured, denominated in Chinese RMB, and derived from revenues earned from customers primarily located in the People’s Republic of China. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

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

8. Balance Sheet Components (in thousands)

	December 31, 2003	December 31, 2002
Accounts receivable, net
Accounts receivable	$12,833	$2,916
Allowance for doubtful accounts:
Balance at beginning of period	(924)	(650)
Additional provision for bad debts	(732)	(1,945)
Write-offs	514	724
Cash collection	690	947

Balance at end of period	(452)	(924)

	$12,381	$1,992

Fixed assets, net
Computer equipment	$16,257	$13,427
Office furniture and equipment	381	548
Leasehold improvements	1,950	947

	18,588	14,922
Accumulated depreciation	(11,742)	(8,910)

	$6,846	$6,012

Other assets, net
Offering costs of zero coupon convertible senior notes	$2,763	$—
Computer software	2,324	2,158
License fees	697	400
Website development costs	131	131
Accumulated amortization	(2,453)	(1,730)

	$3,462	$959

Accrued liabilities
Business and employee withholding tax payable	$9,252	$346
Accrued liabilities to suppliers	4,039	898
Deferred revenues	3,962	1,622
Compensation and benefits	2,186	981
Payable for acquisition	1,205	—
Professional services	1,052	213
Others	619	249

	$22,315	$4,309

9. China Contribution Plan and Profit Appropriation

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the years ended 2003, 2002, and 2001, the Company contributed a total of $1,512,000, $936,000, and $799,000, respectively, to these funds.

Pursuant to the laws applicable to China’s Foreign Investment Enterprises, each of the Company’s subsidiaries in China must make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP) until these reserves equal 50% of the amount of paid-in capital; the other fund appropriations are at the Company’s discretion. Since Sohu ITC, under PRC GAAP, is in an accumulated loss position, no appropriations have been made to the general reserve fund. At December 31, 2003, Sohu Era has made an appropriation of approximately $1,334,000 to the general reserve fund which, upon certain regulatory approvals, can be used to increase Sohu Era’s PRC GAAP capital or any accumulated losses.

10. Commitments and Contingencies

As of December 31, 2003, the Company had future minimum rental lease payments of $1,495,000, $302,000 and $302,000 for the years ended December 31, 2004, 2005 and 2006, respectively, under non-cancelable operating leases. The Company recognized $1,001,000, $779,000, and $698,000 of rent expense for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company’s China-based subsidiaries Sohu Era and Sohu Software and variable interest entity Sohu Internet enjoy tax benefits which are available to “new technology enterprises.” The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era, Sohu Software and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an effective tax rate of 0% in 2003, 2004 and 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. Presently, PRC law requires that a company, in order to be considered a “new technology enterprise”: (i) operate in the high-tech industry (which includes the Internet industry), (ii) be incorporated and operating in Beijing Zhongguancun Science Park, (iii) receive 60% of its revenue from high-tech products or services, and (iv) have at least 20% of its employees involved in technology development. Each year new technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era, Sohu Software and Sohu Internet did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

At December 31, 2003, the Company has an unused credit facility whereby it can borrow up to $15 million by providing marketable securities on deposit with the financial institution as collateral.

11. Variable Interest Entities and Related Party Transactions

(a) Variable Interest Entities

Effective July 1, 2003, the Company adopted FIN 46. Pursuant to FIN 46, Beijing Sohu, High Century, Hengda, and Sohu Internet are VIEs and the Company is the primary beneficiary. Accordingly, effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements. The Company has not restated earlier periods for the adoption of FIN 46. Thus, prior to July 1, 2003, these entities were not consolidated in the Company’s financial statements and transactions with and balances related to the VIEs have been disclosed as related parties. The Company records a valuation allowance against the long-term loans to the extent there are losses in these entities. As a result, the long-term loans to related party balance equals the net assets of the related VIE. Thus, the adoption of FIN 46 did not have an impact on the net income or net assets of the Company. The following table provides information about VIEs (in thousands):

Name of VIE	Business Purpose	Total assets at December 31, 2003	Total revenue for the year ended December 31, 2003	Net income/(loss) for the year ended December 31, 2003
Beijing Sohu	Internet Content Provider	$668	$30,645	$(442)
Hengda	Internet Service Provider	1,217	1,070	2
Sohu Internet	Internet Content Provider	1,493	17,177	1
High Century	Investment holding	4,252	—	(336)

(b) Related Party Transactions

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

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Charles Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their investments in Beijing Sohu, a company incorporated in the PRC. The shareholders of Beijing Sohu have pledged their shares in Beijing Sohu as collateral for the loan. The loans bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Charles Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from the two Beijing Sohu shareholders for $242,000. Prior to consolidation of Beijing Sohu on July 1, 2003, these loans were included in long term loans to related parties and at that date, the Company had recorded a valuation allowance of $56,000 against long-term loans to related parties for cumulative losses incurred by Beijing Sohu.

In November 2001, the Company entered into a Loan and Share Pledge Agreement (the “Century Loan Agreement”) with Dr. Charles Zhang, and Li Wei, another employee of the Company, for the purpose of funding an equity investment of $4,595,000 by these two individuals in High Century, a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Pursuant to the Century Loan Agreement, the Company has extended total loans amounting to $4,595,000 of which $3,676,000 and $919,000 were loaned to Charles Zhang and Li Wei, respectively. Prior to consolidation of High Century on July 1, 2003, these loans were included in long-term loans to related parties and at that date, the Company had recorded a valuation allowance of $4,000 against long-term loans to related parties for losses incurred by High Century.

In January 2002, the Company entered into a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”) with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. Prior to Hengda’s consolidation on July 1, 2002, these loans were included in long term loans to related parties and at that date, the Company had recorded a valuation allowance of $3,000 against long-term loans to related parties for losses incurred by Hengda.

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

In April 2002, High Century invested $3,080,000 in Sohu-Guolian Information Technology Co., Ltd. (“Sohu-Guolian”), a company incorporated in the PRC, for a 51% equity interest in and joint control over Sohu-Guolian. Prior to the consolidation of High Century on July 1, 2003, which was Sohu-Guolian’s shareholder, the Company recorded a valuation allowance against long-term loans to related parties for losses incurred by Sohu-Guolian. As of that date, the Company had recorded $398,000 of such valuation allowance.

During the years ended December 31, 2003, 2002, and 2001, Beijing Sohu (1) contracted with network operators for e-subscription revenues of $19,455,000, $10,132,000, and $1,252,000, respectively, which were recorded as e-subscription revenues from related party and the corresponding costs of $5,767,000, $3,655,000, and $587,000, respectively, were included in e-subscription cost of revenues as related party services; (2) generated e-commerce sales of $2,159,000, $4,201,000 and $1,703,000, respectively, which were recorded as e-commerce revenues from related party and the corresponding costs of e-commerce sales of $1,899,000, $3,546,000 and $1,529,000, respectively, were included in e-commerce cost of revenues as related party services; and (3) provided content services of $72,000, $145,000 and $181,000 included in advertising cost of revenues as related party services. During the year ended December 31, 2003, Hengda commencing in the first quarter of 2003 contracted with a fixed line telephone network operator for e-subscription revenues of $334,000 for Internet access services which were recorded as revenues from related party and the corresponding costs of $426,000 were included in cost of revenues as related party services.

Approximately 60% of the Company’s e-commerce cash on delivery services in Beijing are being provided by Beijing Qingfan Delivery Co., Ltd. (“Qingfan”), a company owned by Zhang Tao, the brother of Dr. Charles Zhang, Sohu’s Chief Executive Officer, President and Chairman, and a major Sohu stockholder. Total delivery fees paid by the Company to Qingfan were approximately $121,000, $50,000, and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

During the year ended December 31, 2001, the Company purchased advertising of $443,000 from a company controlled by one of its shareholders. There were no transactions with this related party during the years ended December 31, 2002 and 2003.

During the year ended December 31, 2001, the Company recognized advertising revenues of $962,000 from an investee. There were no revenues from this investee recognized during the years ended December 31, 2002 and 2003.

12. Income Taxes

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 15% and certain subsidiaries are subject to taxes in the People’s Republic of China as disclosed below. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years and 15% thereafter. Commencing in the third quarter of 2003, the Company’s newly established China based subsidiaries Sohu Era, Sohu Software and its VIE Sohu Internet obtained approval from the relevant tax authorities for these tax benefits available to “new technology enterprises”.

The components of 2003 income before income taxes of $33,007,000 include United States income of $11,500,000 and China income of $21,507,000. During the twelve months ended December 31, 2003, the Company recorded U.S. federal income tax expense of $6,650,000 associated with a taxable gain recorded upon a tax restructuring and the United States income of $11,500,000. During the same period, the Company was entitled to a tax deduction related to employees exercising their stock options and accordingly, did not fully utilize existing U.S. federal net operating losses carried forward. The benefit of the stock option deduction has been recorded in additional paid in capital. No income tax was payable in China because of net operating losses and the new technology enterprises’ tax rate of 0% for 2003. For the fiscal years of 2002 and 2001, the Company was in a loss position in all the jurisdictions and accordingly, no provision or benefit for income taxes have been provided in those periods.

The following is a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2003		2002
U.S. federal statutory rate:	35%		34%
Impact of foreign tax rates	(23%	)	0%
Tax gains on transfer of intangibles	13%		0%
Change in valuation allowance for deferred tax assets	(7%	)	(29%	)
Other permanent book-tax differences	2%		(5%	)

	20%		0%

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)

	Year Ended December 31,
	2003	2002
Deferred tax assets:
Net operating loss carrying forwards	$4,723	$10,098
Others	—	726

Total deferred tax assets	4,723	10,824
Valuation allowance	(4,723)	(10,824)

Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance against net deferred tax assets due to the uncertainty surrounding their realization.

As of December 31, 2003, the Company had federal net operating loss (“NOL”) of approximately $14 million available to offset future federal income tax liabilities. The U.S. NOL will expire from 2012 to 2023.

The Company does not provide for United States federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or variable interest entities because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. These cumulative undistributed earnings are included in consolidated retained earnings on the balance sheet and amounted to $9,671,000 at the end of fiscal 2003. An estimated $3,288,000 in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes.

13. Financial Instruments

The carrying amount of the Company’s cash and cash equivalents approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximated their market values based on their short-term maturities. The investments in marketable debt securities are reported at fair market value as of December 31, 2003.

14. Stock Options

The Company has adopted a stock option plan which provides for the issuance of up to 7,000,000 shares of common stock. The stock option plan allows for the grant of options qualifying as “incentive stock options” under Section 422 of the U.S. Internal Revenue Code of 1986 and non-qualified stock options, which do not so qualify.

The following table summarizes the Company’s stock option activity:

	Year Ended December 31,
	2003		2002		2001
	Options Outstanding	Weighted Average Exercise Price ($)	Options Outstanding	Weighted Average Exercise Price ($)	Options Outstanding	Weighted Average Exercise Price ($)
Outstanding at beginning of period	5,843,966	$2.04	4,978,073	$2.42	2,739,474	$5.54
Granted	1,162,500	15.40	2,318,714	1.21	3,869,876	0.87
Exercised	(1,425,065)	1.10	(184,784)	0.69	—	—
Canceled	(750,987)	5.31	(1,268,037)	2.23	(1,631,277)	3.98

Outstanding at end of period	4,830,414	$5.02	5,843,966	$2.04	4,978,073	$2.42

Exercisable at end of period	1,930,637	$2.57	2,779,528	$2.34	1,319,321	$3.73

	Options Outstanding at December 31, 2003			Options Exercisable at December 31, 2003
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.04 - $0.98	1,603,321	7.24	$0.87	870,315	$0.87
$1.07 - $1.81	1,440,853	7.71	$1.26	546,291	$1.47
$2.27 - $3.85	349,502	7.16	$3.16	233,844	$3.60
$4.19 - $5.88	161,125	6.31	$5.82	146,500	$5.82
$6.13 - $13.00	930,945	8.61	$8.56	133,687	$12.78
$30.21 - $33.32	344,668	9.72	$32.02	—	—

	4,830,414			1,930,637

In January 2004, the Board of Directors granted options, pursuant to the Company’s 2000 Stock Incentive Plan, to purchase an aggregate of 54,000 shares of Sohu common stock at an exercise price of $31.38 per share, except for the options granted to Dr. Charles Zhang which have an exercise price of $34.51.

15. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net income (loss)	$26,357	$(1,036)	$(43,587)
Effect of dilutive securities:
Amortization of offering costs for the Zero coupon convertible senior notes	345	—	—

Net income (loss) adjusted for dilutive securities	$26,702	$(1,036)	$(43,587)

Denominator:

Weighted average basic common shares outstanding	35,483	35,420	35,626
Effect of dilutive securities:
Stock options	3,954	—	—
Zero coupon convertible senior notes	914	—	—

Weighted average diluted common shares outstanding	40,351	35,420	35,626

Basic net income (loss) per share	$0.74	$(0.03)	$(1.22)

Diluted net income (loss) per share	$0.66	$(0.03)	$(1.22)

EXHIBIT INDEX

Exhibit No.	Description
2.1(14)	17173 Stock Purchase Agreement dated as of November 14, 2003 by and between Sohu.com Limited and Netdragon Websoft Inc.
2.2(14)	Focus Stock Purchase Agreement dated as of November 18, 2003 by and between Sohu.com Limited and Asia B2B Online Inc.
3.1(4)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.
3.2(3)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.
4.1(6)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent
4.2(11)	Indenture, dated as of July 14, 2003, between Sohu.com Inc. and The Bank of New York
4.3(11)	Registration Rights Agreement, dated as of July 14, 2003, by and between Sohu.com Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
4.4(14)	Registration Rights Agreement dated as of November 25, 2003 by and among Sohu.com Inc. and the persons listed on Schedule 1 attached thereto.
10.1(5)	2000 Stock Incentive Plan, as amended.
10.2(1)	Form of Stock Option Agreement.
10.3(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.
10.4(1)	English Translation of Form of Employment Agreement for Employees of Beijing ITC.
10.5(1)	Second Amended and Restated Stockholders’ Voting Agreement.
10.6(1)	Third Amended and Restated Investor Rights Agreement.
10.7(1)	Technical Services Agreement between Hikari Tsushin, Inc. and Sohu ITC Information Technology (Beijing) Co. Ltd.
10.8(1)	Technical Services Agreement between Legend (Beijing) Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.
10.9(1)	Technical Services Agreement between PCCW International Marketing Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.
10.10(1)	Assets and Business Restructuring Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services, Ltd.
10.11(1)	Cooperation Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services Ltd.
10.12(1)	Option Agreement among Sohu ITC Information Technology (Beijing) Co. Ltd. and Charles Zhang and Jinmei He.
10.13(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.
10.14(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.
10.15(2)	Interim Loan Agreement, dated as of September 20, 2000, among Sohu.com Inc., as lender, ChinaRen, Inc. as Borrower, and Joseph Chen, Nick Yang and Yunfan Zhou, as pledgors.
10.16(2)	Agreement and Plan of Merger among Sohu.com Inc., Alpha Sub Inc. and ChinaRen, Inc. dated as of September 13, 2000.
10.17(5)	Agreement, dated as of July 12, 2000, between Charles Zhang and Pacific Century Cyberworks.
10.18(7)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.
10.19(8)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.
10.20(8)	Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).
10.21(9)	Lease Agreement dated December 15, 2002 between Samsung Hong Kong Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.
10.22(9)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Charles Zhang.
10.23(9)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Derek Palaschuk.
10.24(10)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Victor Koo.

10.25(12)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.
10.25(13)	Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).
10.26(13)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.
10.27(13)	Monternet Short-messaging Service Cooperation Agreement effective May 1, 2003 between China Mobile (Beijing) Co., Ltd. and Beijing Sohu Online Network Information Services Limited
10.28(15)	Resignation Agreement, effective as of June 30, 2004, by and between Sohu.com Inc. and Derek Palaschuk
10.29(15)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.
14.1(15)	Code of Ethics and Conduct
21.1(15)	Subsidiaries of the registrant.
23.1(15)	Consent of Independent Auditors.
23.2(15)	Consent of TransAsia Lawyers, PRC Counsel
24.1(15)	Power of Attorney (included in signature page to Form 10-K).
31.1(15)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.
31.2(15)	Rule 13a-14(a)/15d-14(a) Certification of Derek Palaschuk.
32.1(15)	Section 1350 Certification of Dr. Charles Zhang.
32.2(15)	Section 1350 Certification of Derek Palaschuk.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).

(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on September 28, 2000.

(3)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2000.

(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.

(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 19, 2001.

(6)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.

(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.

(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.

(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 28, 2003.

(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2003.

(11)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on July 16, 2003.

(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.

(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

(14)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2003.

(15)	Filed herewith.