Form 10-Q/A
period 2003-09-30
SOHU COM INC
filed 2004-03-26
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-30961

Sohu.com Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	98-0204667
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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

This Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended September 30, 2003 solely with respect to Exhibit 10.1 thereto. The only changes to the original filing are the inclusion of an amended and restated Exhibit 10.1 to reflect comments we received from the Division of Corporation Finance of the Securities and Exchange Commission. We have made no other changes to the previously filed Form 10-Q except to note above that we are an accelerated filer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOHU.COM INC.

Dated: March 26, 2004

	By:	/s/ Carol Yu

Carol Yu Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q/A For Quarter Ended September 30, 2003

EXHIBITS INDEX

10.1	Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).