Form 10-Q
period 2004-03-31
SOHU COM INC
filed 2004-05-10
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2004
Common stock, $.001 par value	36,480,557

SOHU.COM INC

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$109,835	$99,109
Accounts receivable, net	17,386	12,381
Prepaid and other current assets	4,301	4,050
Current portion of long-term investments in marketable debt securities	14,156	29,245

Total current assets	145,678	144,785
Long-term investments in marketable debt securities	26,384	14,216
Fixed assets, net	8,416	6,846
Goodwill	31,626	31,664
Intangible assets, net	4,161	4,082
Other assets, net	3,341	3,462

	$219,606	$205,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,343	$1,101
Accrued liabilities	24,788	22,315

Total current liabilities	26,131	23,416
Zero coupon convertible senior notes	90,000	90,000

Total liabilities	116,131	113,416
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized, 36,378 and 36,101 shares issued and outstanding at March 31, 2004 and December 31, 2003)	36	36
Treasury stock	(2,003)	(2,003)
Additional paid-in capital	140,919	140,218
Deferred compensation	(8)	(14)
Accumulated other comprehensive income	431	232
Accumulated deficit	(35,900)	(46,830)

Total shareholders’ equity	103,475	91,639

	$219,606	$205,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Advertising (including $124 and $0 from related parties for the three months ended March 31, 2004 and 2003, respectively)	$11,014	$4,476
Non-advertising:
E-subscription (including $0 and $8,554 from related parties for the three months ended March 31, 2004 and 2003, respectively)	13,391	8,678
E-commerce (including $0 and $1,175 from a related party for the three months ended March 31, 2004 and 2003, respectively)	1,319	1,175
Other	211	82

Subtotal of non-advertising revenues	14,921	9,935

Total revenues	25,935	14,411
Cost of revenues:
Advertising (including $0 and $36 of related party services for the three months ended March 31, 2004 and 2003, respectively)	2,788	1,602
Non-advertising:
E-subscription (including $0 and $2,646 of related party services for the three months ended March 31, 2004 and 2003, respectively)	4,549	2,646
E-commerce (including $0 and $1,008 of related party services for the three months ended March 31, 2004 and 2003, respectively)	1,286	1,008

Subtotal of non-advertising cost of revenues	5,835	3,654

Total cost of revenues	8,623	5,256
Gross profit	17,312	9,155
Operating expenses:
Product development	1,880	1,742
Sales and marketing	3,121	1,992
General and administrative	1,572	1,076
Amortization of intangibles	177	—

Total operating expenses	6,750	4,810

Operating profit	10,562	4,345
Other expense	(208)	(81)
Interest income	630	327

Net income before taxes	10,984	4,591
Income tax expense	54	—

Net income	$10,930	$4,591

Basic net income per share	$0.30	$0.13

Shares used in computing basic net income per share	36,255	34,756

Diluted net income per share	$0.27	$0.12

Shares used in computing diluted net income per share	41,920	39,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$10,930	$4,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other assets	1,296	1,227
Amortization of intangible assets	177	—
Other	96	44
Changes in assets and liabilities:
Accounts receivable	(5,031)	(813)
Accounts receivable from a related party	—	(2,922)
Prepaid and other current assets	(402)	(431)
Accounts payable	242	(95)
Payable to a related parties	—	108
Accrued liabilities	1,954	2,274

Net cash provided by operating activities	9,262	3,983
Cash flows from investing activities:
Long term investments in marketable debt securities	3,122	1,061
Acquisition of fixed assets	(2,075)	(759)
Acquisition of other assets	(130)	(213)
Cash used in acquisitions	(98)	—

Net cash provided by investing activities	819	89
Cash flows from financing activities:
Issuance of common stock	645	214

Net cash provided by financing activities	645	214
Net increase in cash and cash equivalents	10,726	4,286
Cash and cash equivalents at beginning of period	99,109	18,929

Cash and cash equivalents at end of period	$109,835	$23,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Common stock

Balance, beginning and end of period	$36	$35

Additional paid-in capital
Balance, beginning of period	140,218	129,881
Issuance of common stock pursuant to stock incentive plan	648	214
Tax benefit from stock options	54	—
Compensatory stock options	(1)	(30)

Balance, end of period	140,919	130,065

Treasury stock

Balance, beginning and end of period	(2,003)	(2,003)

Accumulated deficit
Balance, beginning of period	(46,830)	(73,187)
Net income	10,930	4,591

Balance, end of period	(35,900)	(68,596)

Accumulated other comprehensive income/(loss)
Balance, beginning of period	232	547
Net unrealized gains (losses) on marketable debt securities	202	6
Foreign currency translation adjustment	(3)	(1)

Balance, end of period	431	552

Deferred Compensation
Balance, beginning of period	(14)	(42)
Compensatory stock options	6	11

Balance, end of period	(8)	(31)

Total stockholders’ equity	$103,475	$60,022

	Number of Shares
Common stock
Balance, beginning of period	36,101	34,611
Common stock issued	277	267

Balance, end of period	36,378	34,878

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

The Company and its variable interest entities mainly offer content, advertising, wireless, and e-commerce services through the Company’s Internet portal sites, Sohu.com, Chinaren.com, Focus.cn, and 17173.com. The Company markets its products and services to clients primarily in the People’s Republic of China.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in three principal business segments: advertising, e-subscription and e-commerce. The Company does not allocate any operating costs, including Web site operating costs, or assets to its e-subscription and e-commerce segments as management does not use this information to measure the performance of the operating segments. The segment information has been included within condensed consolidated statements of operations (unaudited) for the three months ended March 31, 2004 and 2003, respectively.

3. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and zero coupon convertible senior notes.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$10,930	$4,591
Effect of dilutive securities:
Liquidated damages on zero coupon convertible senior notes	50	—
Amortization of offering costs for zero coupon convertible senior notes	198	—

Net income adjusted for dilutive securities	$11,178	$4,591

Denominator:
Weighted average basic common shares outstanding	36,255	34,756
Effect of dilutive securities:
Stock options	3,654	4,430
Zero coupon convertible senior notes	2,011	—

Weighted average diluted common shares outstanding	41,920	39,186

Basic net income per share	$0.30	$0.13

Diluted net income per share	$0.27	$0.12

4. VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS

(a) Variable interest entities (“VIEs”)

The Company has entered into the following arrangements with Dr. Charles Zhang (“Dr. Zhang”), the Company’s founder, Chairman, Chief Executive Officer and a major Sohu shareholder, and certain employees of the Company to satisfy People’s Republic of China (“PRC”) regulations which prohibit or restrict wholly foreign owned enterprises from owning or operating Internet information, value added telecommunication (including wireless and Internet access), and e-commerce and certain other businesses in China. The Company expects that it will continue to be involved in and provide additional financial support under similar arrangements in the future.

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

In June 2000, the Company extended loans in the amount of $193,000 to Dr. Zhang and $49,000 to He Jinmei, another employee of the Company, to finance their equity investments in Beijing Sohu, a company incorporated in the PRC which engages in Internet information, value added telecommunication and e-commerce services in the PRC on behalf of the Company. Dr. Zhang and He Jinmei hold 80% and 20% interests in Beijing Sohu, respectively. Dr. Zhang and He Jinmei have pledged their shares in Beijing Sohu as collateral for the loan. These loans bear no interest and are due in full on the earlier of demand, in 2010 or at such time as Dr. Zhang or He Jinmei, as the case may be, is not an employee of the Company. A subsidiary of the Company has entered into an option agreement giving it the right, at any time, subject to PRC law, to purchase the entire ownership in Beijing Sohu from Dr. Zhang and He Jinmei for $242,000.

In November 2001, pursuant to a Loan and Share Pledge Agreement (the “Century Loan Agreement”), the Company extended loans in the amount of $3,676,000 to Dr. Zhang and $919,000 to Li Wei, another employee of the Company, for the purpose of funding the equity investment of $4,595,000 by these two individuals in Beijing Century High Tech Investment Co., Ltd. (“High Century”), a company incorporated in the PRC which engages in investment holding in the PRC on behalf of the Company. Dr. Zhang and Li Wei hold 80% and 20% interests in High Century, respectively.

In January 2002, pursuant to a Loan and Share Pledge Agreement (the “Hengda Loan Agreement”), the Company extended loans in the amount of $242,000 to Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest.

In June 2003, pursuant to a Loan and Share Pledge Agreement (the “Internet Loan Agreement”), the Company extended loans in the amount of $121,000 to He Jinmei for the purpose of funding an equity investment of $121,000 by He Jinmei in Sohu Internet, a company incorporated in the PRC which engages in Internet information and value added telecommunication services in the PRC on behalf of the Company. The $121,000 investment represents a 20% interest in Sohu Internet, with High Century holding the remaining 80% interest.

The Century Loan Agreement, Hengda Loan Agreement and Internet Loan Agreement, which are subject to PRC law, include provisions that (i) the loans can only be repaid to the Company by transferring the shares of High Century, Hengda or Sohu Internet to the Company, (ii) the shares of High Century, Hengda or Sohu Internet cannot be transferred without the approval of the Company, and (iii) the Company has the right to appoint all directors and senior management personnel of High Century, Hengda and Sohu Internet. Dr. Zhang, Li Wei and He Jinmei have pledged all of their shares in High Century, Hengda and Sohu Internet as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, after January 2003, in the case of Hengda, and after June 2004, in the case of Sohu Internet, or at such time as Dr. Zhang, Li Wei or He Jinmei, as the case may be, is not an employee of the Company. The Company does not intend to request repayment of the loans as long as PRC regulations prohibit the Company from directly investing in businesses being undertaken by High Century, Hengda and Sohu Internet.

Effective July 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Pursuant to FIN 46, Beijing Sohu, High Century, Hengda, and Sohu Internet are VIEs and the Company is the primary beneficiary. Accordingly, effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements. The Company has not restated earlier periods for the adoption of FIN 46. Thus, prior to July 1, 2003, these entities were not consolidated in the Company’s financial statements and transactions with and balances related to the VIEs have been disclosed as related party transactions. The following table provides information about the VIEs (in thousands):

Name of VIE	Business Purpose	Total assets at March 31, 2004	Total revenues for the three months ended March 31, 2004	Net income/(loss) for the three months ended March 31, 2004
Beijing Sohu	Internet information, value added telecommunication and e-commerce services	$397	$3,764	$(201)
Hengda	Internet access services	1,213	306	1
Sohu Internet	Internet information and value added telecommunication services	1,647	9,800	(56)
High Century	Investment holding	4,257	—	5

(b) Related party transactions

During the three months ended March 31, 2003, Beijing Sohu (1) contracted with network operators for e-subscription revenues of $8,448,000 that were recorded as e-subscription revenues from related parties (the corresponding costs of $2,501,000 were included in e-subscription cost of revenues as related party services); (2) generated e-commerce sales of $1,175,000 that were recorded as e-commerce revenues from a related party (the corresponding costs of e-commerce sales of $1,008,000 were included in e-commerce cost of revenues as related party services); and (3) provided content services of $36,000 included in advertising cost of revenues as related party services. During the three months ended March 31, 2003, Hengda contracted with a fixed line telephone network operator for e-subscription revenues of $66,000 for Internet access services which were recorded as revenues from related parties (the corresponding costs of $145,000 were included in cost of revenues as related party services). During the three months ended March 31, 2004, Beijing Sohu, Sohu Internet and Hengda have been consolidated in the financial statements of the Company as a result of the adoption of FIN46.

Approximately 51% of the Company’s e-commerce cash on delivery services in Beijing are being provided by Beijing Qingfan Delivery Co., Ltd. (“Qingfan”), a company owned by Zhang Tao, the brother of Dr. Zhang. Total delivery fees paid by the Company to Qingfan were approximately $35,000 and $31,000 for the three months ended March 31, 2004 and 2003, respectively.

During the three months ended March 31, 2004, the Company recognized revenues of $118,000 from an investee of one of the Company’s shareholders and $6,000 from a company whose founder, chief executive officer and chairman is one of directors of the Company.

5. COMMITMENTS AND CONTINGENCIES

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet and value added telecommunication business and to offer content, advertising, wireless, and e-commerce services in the People’s Republic of China. Though the People’s Republic of China has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear regarding in what specific segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the People’s Republic of China.

As of March 31, 2004, the Company had recorded expenses of $280,000 related to notices of penalties and complaints from subsidiaries of China Mobile Communication Corporation for allegations of the breach of certain provisions of the agreements with the mobile network operators. The actual penalties may differ from the amount recorded. However, management does not expect the difference, if any, to have a material impact on the Company’s financial position, results of operations or cash flows.

6. RECENT ACCOUNTING PRONOUNCEMENT

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Statement also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the effect of adopting EITF 03-06 on its financial statements.

7. RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform with current period presentation.

8. SUBSEQUENT EVENT

In April 2004, the Board of Directors of the Company approved a stock repurchase program pursuant to which the Company can purchase from time to time up to $30,000,000 worth of outstanding shares of its common stock in the open market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc., and, except where the context requires otherwise, our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), and Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), and our VIEs Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century) Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda) and Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are one of the leading Internet portals in China in terms of brand recognition. Our main portal Sohu.com consists of sophisticated Chinese languages Web navigational and search capabilities, 20 main content channels, Web-based communications, alumni club and community services and a platform for e-commerce, wireless and multiplayer online game services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment, sports and career. We also offer free and paid Web-based e-mail. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features include proprietary Web navigational and search capabilities that reflect the unique cultural characteristics and thinking and viewing habits of PRC Internet users. Chinaren.com is an online portal located in China that targets mainland Chinese Internet users with its strong community products, 17173.com is a Web site that provides information about multiplayer online games in PRC, and Focus.cn is a Web site that provides information about real estate mainly in Beijing and Shanghai.

We derive revenues primarily through the sale of advertising, wireless, and e-commerce.

We were incorporated in August 1996 as Internet Technologies China Incorporated, and launched our original Web site, itc.com.cn, in January 1997. During 1997, we developed Sohu online directory ad search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Web site under the domain name sohu.com and in September 1999, we re-named our company Sohu.com Inc. Substantially all of our primary business operations are conducted through our intermediate holding company, Sohu.com Limited, our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software, Kylie Enterprises Limited, and All Honest International Limited, and our variable interest entities Sohu Internet and Beijing Sohu.

As of March 31, 2004, we had an accumulated deficit of $35.9 million as a result of significant net losses from our inception through the quarter ended June 30, 2002. These losses have been funded with proceeds of preferred stock private placements and our initial public offering completed in July 2000. We intend to continue spending on marketing and brand development, content enhancements, technology and infrastructure. As a result, net losses could occur in the future. We anticipate funding any such losses with the remaining proceeds from our initial public offering and the proceeds of the private placement of zero coupon convertible senior notes that we completed in July 2003.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for advertising revenue, accounting for e-subscriptions revenues and cost of revenues, gross versus net basis of revenue recognition, allowance for doubtful accounts, valuation allowance against deferred tax assets and assessment of impairment for goodwill and other intangible assets represent critical accounting policies that reflect more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

E-subscription revenues and corresponding cost of revenues are included within non-advertising revenues and cost of revenues and are derived principally from providing value added wireless services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products to mobile phone users. E-subscription fees are charged on a monthly or per message basis. E-subscription revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on a number of mobile network operators in China to bill mobile phone users for e-subscription fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value added telecommunication services such as e-subscriptions, we rely on Beijing Sohu and Sohu Internet to contract with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu or Sohu Internet receives a statement from each of the operators confirming the amount of e-subscription charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu or Sohu Internet each operator remits the e-subscription fees, net of its service fees, for the month to Beijing Sohu or Sohu Internet, which then transfers the funds to our subsidiaries Beijing ITC or Sohu Era. In order to recognize revenue and get paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Beijing Sohu or Sohu Internet with the monthly statement for any month confirming the amount of e-subscription charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable e-subscription fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $400,000 (gross margin underestimate of $300,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since e-subscription revenues presented a significant portion of our total revenues in 2002. We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records. For the three months ended March 31, 2004, 96% of our e-subscriptions revenues had been confirmed by the monthly statements received from the mobile operators.

E-commerce revenues are earned from direct sales of consumer products through Sohu’s Web site. We rely on Beijing Sohu to conduct our e-commerce business in order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing e-commerce services. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of whom are individuals in Beijing, Shanghai and Guangzhou. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form. We record product sales net of the estimated amount of returns. We estimate an amount of product returns that is not significant.

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

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $17.4 million net of allowance for doubtful accounts of $0.4 million as of March 31, 2004. If the financial condition of Sohu’s customers or telecom operators were to deteriorate, resulting in their inability to make payments, additional allowance might be required.

As of March 31, 2004, substantially all of our deferred tax assets are related to United States net operating losses. Because substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

Our long-lived assets include goodwill and other intangible assets. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

As of March 31, 2004, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names and marks and customer lists, we amortize the costs over their expected future economic lives. Management judgment is required in the assessment of the economic lives. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determine that the carrying value of intangible assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

As of March 31, 2004, we were not aware of any indication of impairment of our intangible assets.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES

Total revenues were $25.9 million and $14.4 million for the three months ended March 31, 2004 and 2003, respectively.

Advertising Revenues

Advertising revenues were $11.0 million and $4.5 million or 42% and 31% of total revenues for the three months ended March 31, 2004 and 2003, respectively. The increase of $6.5 million from 2003 to 2004 consisted of: (1) $6.7 million from new advertisers, as more companies used the Internet as an advertising medium; (2) a $1 million increase in revenues from the advertisers who advertised with us in the three months ended March 31, 2003 and who continued to do so in the three months ended March 31, 2004; and a (3) $1 million increase in fees we receive for listing companies in our search directory, offset by a reduction of $2.17 million in revenues from some of our 2003 advertisers not advertising on our Web site in the three months ended March 31, 2004. No single customer accounted for more than 10% of total advertising revenues for each of the three months ended March 31, 2004 and 2003. We have not recorded any revenue from advertising barter transactions. As of March 31, 2004 and March 31, 2003, we had $4.0 million and $1.9 million of deferred revenues, respectively.

Over the past three years, we have been steadily gaining market share in online advertising and we expect that trend to continue. In addition, we believe the upward trend in pricing for corporate brand advertising will continue.

Non-advertising Revenues

Non-advertising revenues are derived principally from monetizing our users (i.e. consumers) via e-subscription services.

Non-advertising revenues were $14.9 million and $9.9 million or 58% and 69% of total revenue for the three months ended March 31, 2004 and 2003, respectively. Non-advertising revenues for the three months ended March 31, 2004 and 2003 included non-advertising revenues from Beijing Sohu and Sohu Internet of $13.6 million and $9.7 million, respectively. Because of restrictions on foreign companies working in the PRC telecommunications industry, we have used Beijing Sohu and Sohu Internet to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our short messaging fees. Beijing Sohu and Sohu Internet collect the fees from the operators and then transfer them to our subsidiaries. There was no material impact on our revenues or margins from our reliance on these related party arrangements. On July 1, 2003, we prospectively adopted FIN 46, which resulted in the consolidation of our variable interest entities, including Beijing Sohu and Sohu Internet. Thus, e-subscription and e-commerce revenues earned by Beijing Sohu and Sohu Internet after this date are not disclosed as revenue from related parties.

In the three months ended March 31, 2004, non-advertising revenues were derived from e-subscription fees of $13.4 million, e-commerce services of $1.3 million, and other services of $211,000. In the three months ended March 31, 2003, non-advertising revenues were derived from e-subscription fees of $8.7 million, e-commerce services of $1.2 million, and other services of $82,000. Most of the growth in non-advertising revenues was attributable to increases in e-subscriptions revenue associated with our wireless services which include short messaging services, multi messaging services launched in 2003 and other advanced second generation technology (or 2.5G) wireless services. For the three months ended March 31, 2004, e-subscriptions revenue increased by $4.7 million from the three months ended March 31, 2003. The increase was attributable to increases in the wireless user base for our Web based products as well as new products for use with mobile phones. For the three months ended March 31, 2004 and 2003, approximately 91% and 87%, respectively, of e-subscriptions revenues were derived from providing wireless services, such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products, to mobile phone users. Short messaging fees are charged on a monthly or per message basis. As of March 31, 2004, approximately 80% of our short messaging revenue is from consumers who subscribe for monthly services, for which we charge a monthly fee ranging from approximately $0.36 to $3.60.

Our wireless services were introduced in China in late 2000 and our growth in this area over the past fifteen months has been mainly attributable to a combination of a number of factors, such as increases in the number of Chinese mobile phone users who have been subscribing for our wireless services and our introduction of new products to the market. The unique characteristics of the China mobile phone and Internet users are important factors for the growth of this business. Product development is especially important because these services have only recently become available in China and some of the services we offer are unique to China. As of March 31, 2004, we provided over 50 different monthly subscription wireless services and over 200 services which are charged on a per message basis. We regularly introduce new products and adaptations to our existing products. Depending on the product, subscribers may use the product for as short as one month or may use it on an ongoing basis. As described below, there are certain products and marketing methods which have contributed to our growth. Price increases have not been a factor in our short messaging growth, because we have many different products and pricing is normally set when the product is launched and remains unchanged during the life of the product. Approximately 35% of our growth in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, was attributable to improvements in the short messaging billing and transmission platform, as our approximate billing failure rate during the three months ended March 31, 2004 was 10%, as compared to approximately 35% for the three months ended March 31, 2003. However, in March 2004, China Unicom Co., Ltd, or Unicom, one of the mobile network operators, adopted new billing practices and procedures which resulted in a decrease in revenues from Unicom by approximately 28% in March 2004 as compared to the previous month. Our e-subscriptions revenue from Unicom may decrease further. In addition, CMCC, another mobile network operator in China, is changing its operating regulations. As a result of such changes, it is possible that CMCC or its subsidiaries will allege that we breached certain provisions of their agreements with us. Any such allegations of breaches could result in our being required to pay penalties to CMCC or its subsidiaries, which could also lead to a further decrease in our e-subscription revenues.

During the year ended December 31, 2003 the largest contributor to our wireless related e-subscriptions growth was our online dating and friends matching service, which we refer to as “Jiqinggongshe” or “GGMM,” and accounted for approximately 25% of our wireless revenue in 2003. For the three months ended March 31, 2004 approximately 12% of our e-subscriptions revenues were from GGMM as compared to 35% of our e-subscriptions revenue from GGMM for the three months ended March 31, 2003. Most of our GGMM subscribers were acquired through Web site union, where we used third party Web sites to market our products. We also used Web site union for marketing numerous other products, which, excluding GGMM, accounted for approximately 15% of our total e-subscription revenues for the twelve months ended December 31, 2003 and 7% and 0% of our total e-subscription revenues for the three months ended March 31, 2004 and 2003, respectively. At the instruction of the mobile operators, we stopped using Web site union in July 2003. As a result of our inability to use Web site union to promote our products or acquire subscribers, we experienced substantially lower growth in e-subscriptions revenues for the three months ended September 30, 2003 and December 31, 2003 as compared to the three months ended June 30, 2003, March 31, 2003 and December 31, 2002. We experienced a decrease in e-subscriptions revenue for the three months ended March 31, 2004 as compared to the three months ended December 31, 2003, and expect to have a further decrease in e-subscriptions revenue for the three months ended June 30, 2004, due to the high churn rates in some of our existing products. Selected community products are becoming out of fashion, and we expect a gradual downward trend in these community products.

Our subscriber base for products previously promoted through Web site union (especially GGMM) is declining, which is having a negative impact on our revenue growth. Our GGMM subscribers have declined from a high of 2.2 million in April 2003 to 1.3 million at March 31, 2004. We charge a monthly fee of $0.63 for GGMM. Our future growth in e-subscriptions revenue could be materially less than historical growth or there could be further decreases in e-subscriptions revenues.

The future growth and sustainability of our e-subscription revenues is dependent upon user acceptance of our existing and new services, especially services which are paid by way of monthly subscriptions. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

E-commerce revenues are earned from direct sales of consumer products through Sohu’s Web site. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products, such as books, health care products, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of whom are individuals in Beijing. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. E-commerce revenues increased by $144,000 to $1.3 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 as a result of more people purchasing through our Web site. .

Other services include our design of Web sites and provision of Internet software to third parties.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $8.6 million and $5.3 million for the three months ended March 31, 2004 and 2003, respectively.

Advertising Cost of Revenues

Advertising cost of revenues includes personnel costs and personnel overhead, content purchases, depreciation and bandwidth, which are fairly fixed in nature and accordingly do not tend to increase or decrease proportionately with revenue. Our advertising gross margin for the three months ended March 31, 2004 was 75% as compared to 64% for the three months ended March 31, 2003. Our gross margins improved because of the fixed nature of the advertising costs of revenues, which have not increased at the same rate as revenue.

Advertising cost of revenues was $2.8 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase for the three months ended March 31, 2004 from the three months ended March 31, 2003 of $1.2 million was primarily due to higher spending on headcount of $300,000 and an increase in spending for content of $245,000, as we expanded our channel offerings.

Non-advertising Cost of Revenues

Non-advertising cost of revenues were $5.8 million and $3.7 million for the three months ended March 31, 2004 and 2003, respectively. The increases are consistent with revenue growth. Prior to our adoption of FIN 46 on July 1, 2003, which resulted in the consolidation of our variable interest entities, substantially all non-advertising cost of revenues was from related parties.

Our e-subscriptions gross margin for the three months ended March 31, 2004 was 67% as compared to 70% for the three months ended March 31, 2003. E-subscriptions cost of revenues was $4.5 million and $2.6 million for the three months ended March 31, 2004 and 2003, respectively, which consists mainly of subscription collection and wireless transmission charges paid to third party network operators. The fees vary between third party operators and include a gateway fee of $0.006 to $0.012 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 12% to 15%, based on the total fees collected by the third party operators from mobile phone users and paid to us. As the operator fees are charged on a per message basis and as a percentage of revenue, the increase in e-subscriptions cost of revenues is consistent with our increase in wireless revenues. Content costs are also included in e-subscription cost of revenues but are immaterial as compared to collection and transmission charges. E-subscription cost of revenues does not include allocations for Web site operating costs. Subsequent to the adoption of FIN 46, e-subscription cost of revenue also includes the business tax paid when VIEs remit to our subsidiaries e-subscription fees which have been collected by the VIEs. The decrease in gross margin is mainly due to the business taxes paid by Sohu for the e-subscription fees transferred from VIEs and a lower mix of monthly subscriptions, which have higher gross margins. There have been no significant changes in the third party network operator fees over the past year.

Our e-commerce gross margin for the three months ended March 31, 2004 was 3% as compared to 14% for the three months ended March 31, 2003. The 2004 gross margin decreased from 2003 due to market price competition and our initiative to gain more market share in Beijing. For the three months ended March 31, 2004 and 2003, non-advertising cost of revenues included $1.3 million and $1.0 million, respectively, in e-commerce cost of revenues, consisting of the purchase price of consumer products and inbound and outbound shipping charges. E-commerce cost of revenues does not include allocations for Web site operating costs. The change in e-commerce cost of revenues from the comparative period in 2003 is attributable to the change in sales volume.

Our overall non-advertising gross margins for the three months ended March 31, 2004 dropped to 61% from 69% in the fourth quarter of 2003 because of (i) a decrease in revenues from the high gross margin wireless community products due to the high churn rate; (ii) increasing investment in content for our wireless services; and (iii) special promotions.

Product Development Expenses

Product development expenses increased $200,000 to $1.9 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily due to increased salary expense of $300,000 million for additional employees to support our increased investment in our products and online games development and traveling and entertainment of $42,000, partly offset by a $142,000 decrease in office expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.1 million to $3.1 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily due to increased advertising and promotion expense of $629,000 to support our marketing strategy, increased personnel expenses of $295,000, primarily the result of increased bonuses and commissions from increased advertising revenues, and increased traveling, entertainment and office expense of $176,000 in relation to the promotion activities.

General and Administrative Expenses

General and administrative expenses increased by $500,000 to $1.6 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, due mainly to increased professional fees of $280,000, salary expenses of $200,000 and office expense of $20,000.

Amortization of Intangibles

Amortization of intangibles for the three months ended March 31, 2004 of $177,000 was related to the acquisitions of the Focus.cn and 17173.com Web sites in the fourth quarter of 2003. There was no amortization of intangibles recorded during the three months ended March 31, 2003.

Operating Profit

As a result of the foregoing, we had an operating profit of $10.6 million for the three months ended March 31, 2004 as compared to $4.3 million for the three months ended March 31, 2003. The operating profit for the three months ended March 31, 2004 and 2003, respectively, included $5,000 and $18,000 for stock-based compensation expense relating to the grant of certain stock options at an exercise price below fair market value, which amounts are being amortized over the vesting period of the options, ranging from one to four years, and stock-based compensation expense to reflect resignations of certain employees.

Other Expense

For the three months ended March 31, 2004, other expense was $208,000 and included $198,000 for amortization of the offering costs of our zero coupon convertible senior notes and $10,000 of losses on disposal of fixed assets. For the three months ended March 31, 2003, other expense was $81,000 and included a $86,000 valuation allowance for long-term loans to related parties offset by $5,000 gain on disposal of fixed assets.

Interest Income

Interest income was $630,000 for the three months ended March 31, 2004, as compared to $327,000 for the three months ended March 31, 2003. The increase of $303,000 was mainly due to our increased cash balance and marketable securities as a result of our private placement of zero coupon convertible senior notes in July 2003 and an increase in our profits.

Income Tax Expense

Income tax expense was $54,000 for the three months ended March 31, 2004 due to tax benefit from stock options and there was no income tax expense recorded for the corresponding period in 2003.

Effective for the fourth quarter of 2003, Sohu Era, Sohu Internet and Sohu Software are new technology enterprises, and as such, are subject to taxation at 0% for the years ended December 31, 2003, and 2004 and 2005, 7.5% for the years ending December 31, 2006, 2007 and 2008 and 15% for each year thereafter. If Sohu Era, Sohu Internet and Sohu Software do not continue to meet the definition of a new technology enterprise or there are changes in the taxation policies of the PRC government, their income would be subject to taxation at the rate of 33%. We currently expect most of our income to be earned from Sohu Era.

Income earned in the United States, where Sohu.com Inc. is incorporated, is subject to taxation at 34% or 35%. For the foreseeable future, we anticipate the only significant income earned in the United States and subject to United States taxation to be interest income. If dividends are paid by our non-U.S. subsidiary Sohu.com Limited to Sohu.com Inc., the dividends would be taxed at Sohu.com Inc.’s rate of taxation which is 34% or 35%. For the foreseeable future, we do not intend for the China or other non-U.S. subsidiaries to pay dividends to Sohu.com. Inc.

Accordingly, our future effective tax rate could vary between 0% and 35% due to a variety of factors, including, but not limited to, the relevant income contribution by Chinese entities taxed at 0% to 33% and U.S. operations taxed at 34% or 35%, the ability of our operating subsidiaries to meet the requirements of a new technology enterprises, which are taxed at a maximum of 15% (which is less than the normal China corporate tax rate of 33%), dividends paid by Sohu.com Limited to Sohu.com Inc., which would be taxed in the United States at 34% or 35%, the ability of Sohu.com to use its net operating losses, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Net Income

As a result of the foregoing, we had net income of $10.9 million for the three months ended March 31, 2004, as compared to a net income of $4.6 million for the three months ended March 31, 2003.

We expect our net income to decrease in the three months ended June 30, 2004, as compared to the three months ended March 31, 2004, as a result of an expected decrease in e-subscriptions revenues, due to the high churn rates in some of our existing products.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes, and cash provided by operations. From inception through March 31, 2004, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes, as described below. Sohu invests its excess cash in marketable debt securities of high quality investment grade. As of March 31, 2004, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $150.4 million as compared to $47.4 million as of March 31, 2003.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. We have filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes. However, until the registration statement becomes effective, the notes may be offered and sold only in transactions that are exempt from registration under the U.S. Securities Act of 1933 and the securities laws of any other applicable jurisdiction. Also, because the registration statement was not declared effective by January 10, 2004, we have been and will be required to pay liquidated damages, consisting of interest on the outstanding principal of the notes at the initial annual rate of 0.25% for the first 90 days and thereafter at the annual rate of 0.50%, until the registration statement is declared effective. In April 2004, we paid liquidated damages of approximately $64,000. If the registration statement is not declared effective by June 30, 2004, we will owe approximately an additional $93,500 in liquidated damages.

Net cash provided by operating activities was approximately $9.3 million for the three months ended March 31, 2004, and was primarily attributable to our net income of $10.9 million, depreciation and amortization of $1.3 million, offset by $3.2 million of cash used as working capital. Net cash provided by operating activities was approximately $4 million for the three months ended March 31, 2003, primarily due to net income of $4.6 million and depreciation and amortization of $1.2 million, offset by cash used as working capital of $1.9 million.

Net cash provided by investing activities was $0.8 million for the three months ended March 31, 2004, and was primarily attributable to cash received from matured marketable debts of $3.1 million, offset by the purchase of fixed assets of $2.1 million and addition of other assets of $0.1 million. There was no significant net cash provided by investing activities for the three months ended March 31, 2003. During the three months ended March 31, 2003, $1.0 million of marketable debt securities matured and approximately offset the payment for acquisition of fixed assets and other assets.

Net cash provided by financing activities was $0.6 million of proceeds from issuance of common stock for the three months ended March 31, 2004. There was no significant net cash provided by financing activities for the three months ended March 31, 2003.

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

At March 31, 2004, we have an unused credit facility whereby we can borrow up to $15 million by providing marketable securities on deposit with the financial institution as collateral.

Risk Factors

Risks Related to Sohu.com

We incurred net losses from inception through the second quarter of 2002, and losses could recur in the future.

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. We had an accumulated deficit of approximately $35.9 million at March 31, 2004. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Although we recorded net profits from the quarter ended September 30, 2002 through the quarter ended March 31, 2004, we may not sustain profitability or our profitability could decrease.

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

We conduct our Internet and value added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, and variable interest entities Sohu Internet and Beijing Sohu. We are a Delaware corporation, and Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC and Sohu Era, is a Hong Kong corporation and a foreign person under PRC law. Accordingly, Beijing ITC and Sohu Era are wholly foreign owned enterprises, or WFOEs, under PRC law and our Internet and value added telecommunication business is 100% foreign-owned. In order to meet ownership requirements under PRC law which restrict or prohibit WFOEs from operating in certain industries such as Internet information, Internet access, value added telecommunication and e-commerce services, we have established Beijing Sohu, High Century, Hengda and Sohu Internet, which are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu. As of March 31, 2004, Sohu had invested $5.2 million in Beijing Sohu, High Century, Hengda and Sohu Internet through loans to officers and employees. In 2000, we extended loans of $242,000 to Dr. Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Zhang. In 2001 and 2002, we made loans totaling $4.6 million to Dr. Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In June 2003, we loaned $121,000 to an employee of the company for the purpose of funding an investment in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of Sohu. The $121,000 investment represents a 20% interest in Sohu Internet with High Century holding the remaining 80% interest. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda or Sohu Internet.

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

If we, Beijing ITC, Sohu Era, High Century, Beijing Sohu, Hengda or Sohu Internet were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, Sohu Era’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu Internet’s income;

•	revoking our, Beijing ITC’s, Sohu Era’s, High Century’s, Hengda’s, Beijing Sohu’s or Sohu Internet’s business license;

•	shutting down our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s or Sohu Internet’s servers and/or blocking our Web sites;

•	requiring us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu or Sohu Internet to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu or Sohu Internet to discontinue any portion or all of its Internet and value added telecommunication business.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, we could be subject to severe penalties.

The PRC recently enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and value added telecommunication services. If these regulations are interpreted to be inconsistent with our ownership structure and business operations, our business will be severely impaired and we could be subject to severe penalties as discussed above.

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

At March 31, 2004, Sohu had provided long-term loans of $5.2 million to Dr. Zhang and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Zhang and 20% by certain of our employees, Hengda, which is owned 80% by High Century and 20% by an employee, and Sohu Internet, which is owned 80% by High Century and 20% by an employee. Beijing Sohu, High Century, Hengda and Sohu Internet are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

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

Because we conduct our Internet operations only in the PRC, and because we are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, Hengda, High Century and Sohu Internet in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu and Sohu Internet could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, Hengda, High Century and Sohu Internet fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

Dr. Zhang is also the majority shareholder of Beijing Sohu, Hengda, High Century and Sohu Internet. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

We rely on e-subscription services for a significant portion of our revenues. Wireless services constitute the majority of our e-subscription revenues. Our business plan is dependent upon further increases in revenues from wireless services and the expansion of our subscriber base.

We derive a significant portion of our revenues from e-subscription services on our Web sites. We derived our e-subscription revenue in the first three months of 2004 principally from providing to mobile phone users value added wireless services such as alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products. For the three months ended March 31, 2004 and 2003, e-subscription revenues represented approximately 52% and 60%, respectively, of our total revenues. For the three months ended March 31, 2004, wireless services accounted for 91% of our total e-subscription revenues. We expect our reliance on the portion of wireless e-subscription revenues to increase. Our business plan is dependent upon further increases in revenues from wireless services and the expansion of our subscriber base. Revenues may not increase and our subscriber base may not expand due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Currently over 80% of our e-subscriptions revenue is from consumers who subscribe for individual services for which we charge a monthly fee ranging from approximately $0.36 to $3.60. During the quarter ended March 31, 2004, we continued to churn out of our old community products such as GGMM, which led to a decrease in wireless revenues from the previous quarter. We now put more emphasis on new products such as multi messaging services and other 2.5G applications to re-ignite growth in this area. Future growth and sustainability of our e-subscription revenues are dependent upon user acceptance of our existing and new services, especially services which are paid by way of monthly subscriptions. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage.

•	We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area; and

•	Changes in government policy could restrict or curtail the services which we provide.

We expect our e-subscriptions revenues to decrease in the three months ended June 30, 2004, as compared to the three months ended March 31, 2004, due to the high churn rates in some of our existing products. There could be further decreases in the future.

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

We face significant risks with respect to our arrangements with CMCC and Unicom, such as the following, which could adversely affect our e-subscription services and revenues:

•

We provide e-subscription services through our Web site and record the delivery of the service in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur. CMCC and its subsidiaries are currently in the process of establishing a new billing platform and may require us to switch to this platform in the near future. The new platform may result in higher failure rates or lower revenues associated with changes in the billing procedures. Changes in failure rates may result in significant reductions or fluctuations in our e-subscription revenues. In March 2004, Unicom also adopted new billing practices and procedures which resulted in a decrease in revenues from Unicom by approximately 28% in March 2004 as compared to the previous month. Our e-subscription revenues from Unicom may decrease further.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our contract with Unicom has been extended and will expire in March 2005. Our contracts with CMCC expire at various times from May 2004 to April 2005. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our revenue, gross margin and profitability could be materially reduced.

•	We rely on the operators to pay us the e-subscriptions fees which they have billed to their mobile customers. If an operator refuses to pay us or limits the amount of e-subscriptions fees which can be billed in a month, our revenues could be adversely affected.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our e-subscription services.

•	If CMCC or Unicom were unwilling to cooperate with us, we would not be able to find substitute partners.

•	CMCC or Unicom have both recently changed their operating regulations and may make further such changes at any time. Such recent or any such future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreements with CMCC or Unicom under new billing rules or revised operating procedures, or having our services discontinued without notice. Changes in these operating regulations could also have a material impact on our revenue. For example, in July 2003, CMCC disallowed us from using third party Web sites which do not have Internet content provider licenses, or Web site union, to promote our e-subscriptions products. In addition, as of March 31, 2004, we had recorded expenses of $280,000 related to notices of penalties and complaints from subsidiaries of CMCC based on allegations of the breach of certain provisions of the agreements with the mobile network operators as a result of recent changes in CMCC operating regulations.

As a result of our inability to use Web site union to promote our products or acquire subscribers, we experienced substantially lower growth in e-subscriptions revenues for the three months ended September 30, 2003 and December 31, 2003 as compared to the three months ended June 30, 2003, March 31, 2003 and December 31, 2002. We experienced a decrease in e-subscriptions revenue for the three months ended March 31, 2004 as compared to the three months ended December 31, 2003, and expect to have a further decrease in e-subscriptions revenue for the three months ended June 30, 2004, due to the high churn rates in some of our existing products. Selected community products are becoming out of fashion, and we expect a gradual downward trend in these community products.

We depend on online advertising for a significant portion of our revenues. Our ability to generate and maintain significant online advertising revenues will depend upon our users being attractive to advertisers.

We derive a significant portion of our revenues from the sale of advertising on our Web sites. For the three months ended March 31, 2004 and 2003, advertising revenues represented approximately 43% and 31%, respectively, of our total revenues. No single customer accounted for more than 10% of total advertising revenues for each of the three months ended March 31, 2004 and 2003.

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

Restrictions on the availability of credit to companies imposed by the PRC government may affect our liquidity and business.

The PRC government recently placed a restriction on the availability of credit to companies, especially companies operating in the real estate industry. Our advertisers may decrease their purchases of online advertising through our portals as a result of this restriction, especially purchases through Focus.cn, a leading real estate portal in China which we acquired in November 2003, as substantially all of its revenues are derived from real estate developers.

In addition, the PRC government may, in the future, issue a new policy to further restrict credit to companies. The current restriction, along with any new restriction, could have a negative impact on our liquidity if we necessitate a new credit line in China for any new business expansion or general corporate purposes.

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

As a result, we believe that year-to-year and quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, we have experienced very high growth rates in the recent past and there may be expectations that these growth rates will continue. It is likely that in some future quarter, our operating results will be below the expectations of public market analysts and investors. In this event, the trading price of our common stock may fall.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Zhang, who is also the founder and president of Beijing Sohu and High Century, which is the major shareholder of Sohu Internet and Hengda. We rely on his expertise in our business operations and on his personal relationships with some of our principal shareholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, High Century, and Hengda. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

The acquisitions and integration of 17173.com and Focus.cn creates certain risks and uncertainties.

In November 2003, we completed the acquisitions of 17173.com and Focus.cn. As a result of the acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of 17173.com and Focus.cn. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased advertising revenues. Further, as a result of the acquisitions, we recorded significant goodwill in our financial statements, which may be subject to future impairment in the event, among others, that revenues and gross margins fail to materialize at anticipated levels.

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

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our

26

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

There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Some of our major competitors in China are major United States Internet companies, such as Yahoo! Inc and its newly-acquired 3721.com, and Nasdaq listed companies Sina Corporation, Netease, Tom Online, and Linktone. These competitors may also improve or enhance their positions in the PRC Internet market through mergers and acquisitions. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as Legend Computer, America Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

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

Subject to the approval of the relevant tax authorities, the effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era, Sohu Software and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an effective tax rate of 0% in 2004 and 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. Sohu Era, Sohu Software and Sohu Internet obtained approval from the relevant tax authorities for these tax benefits.

We currently expect most of our income to be earned from Sohu Era. In addition to the office in Beijing Zhongguancun Science Park, Sohu Era also has an office outside Beijing Zhongguancun Science Park where a part of its operations, mainly including its content and administrative departments, are located. We believe that substantially all of Sohu Era’s services are ultimately delivered in Beijing Zhongguancun Science Park. However, the relevant tax authorities could challenge whether Sohu Era is operating outside Beijing Zhongguancun Science Park, which could result in a withdrawal of the approval of the tax benefits by the tax authorities.

If any of the following occurs, we would be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in our after-tax income:

•	These tax benefits are no longer available to a new technology enterprise;

•	There is a change in governmental policy or regulations concerning requirements necessary to be deemed a new technology enterprises;

•	Sohu Era does not meet the requirements of a new technology enterprise; or

•	The relevant tax authorities withdraw the approval of these tax benefits for Sohu Era.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During the last two quarters of 2002, the trading price of our common stock ranged from a low of $1.20 per share to a high of $6.94 per share, and during 2003 and the first and second quarters of 2004, the trading price of our common stock ranged from a low of $6.10 per share to a high of $43.40 per share. On April 29, 2004, the closing price of our common stock was $17.82 per share.

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

There were 36,377,836 shares of our common stock outstanding as of March 31, 2004, as well as options to purchase an additional 4,612,645 shares of our common stock. Of the outstanding shares, 25,424,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act of 1933 or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

Dr. Zhang beneficially owns approximately 24% of the outstanding shares of our common stock and is our largest stockholder. Our second largest stockholder, together with Dr. Zhang, our other executive officers and members of our Board of Directors, beneficially own approximately 37% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

Holders of a significant percentage of the outstanding shares of our common stock are parties to an agreement under which they have agreed to vote together in favor of a nominee of one of our stockholders to our board of directors. As a result of their voting power, they will have significant influence in causing that nominee to be elected.

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

INVESTMENT RISK

a) Investments in Beijing Sohu, High Century, Hengda and Sohu Internet

We have entered into the following arrangements with Dr. Zhang and certain of our employees to satisfy PRC regulations which prohibit or restrict foreign companies from owning or operating telecommunications, Internet content and certain other businesses in China. We expect that we will continue to be involved in and provide additional financial support under similar arrangements in the future.

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

(b) Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of March 31, 2004, unrealized gains of $437,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

During the three months ended March 31, 2004, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Please see the Exhibit Index attached hereto.

(b) Reports on Form 8-K.

On February 5, 2004, Sohu filed a Current Report on Form 8-K in connection with its earnings results for the quarter and year ended December 31, 2003.

On March 12, 2004, Sohu filed a Current Report on Form 8-K announcing the appointment of Carol Yu as Chief Financial Officer, succeeding Derek Palaschuk.

Sohu also filed Current Reports on Form 8-K/A on February 6, 2004, February 9, 2004, March 2, 2004 and March 15, 2004 in connection with the acquisitions of the 17173.com and Focus.cn Web sites.

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOHU.COM INC.

Dated: May 10, 2004	By:	/s/ Carol Yu

Chief Financial Officer (Principal Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended March 31, 2004

EXHIBITS INDEX

10.1	Employment Agreement, effective as of March 8, 2004, by and between Sohu.com Inc. and Carol Yu

10.2	Resignation Letter of Derek Palaschuk, former Chief Financial Officer of Sohu.com Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu