Form 10-Q/A
period 2004-03-31
SOHU COM INC
filed 2004-06-24
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) in connection with their review of our Quarterly Report on Form 10-Q originally filed with the SEC on May 10, 2004.

This Amendment No. 1 includes the following amendments to the Form 10-Q we filed on May 10, 2004:

Part I, Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Non-Advertising Cost of Revenues” section of Results of Operations has been amended to provide further detail regarding the decrease in e-commerce gross margin for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Part I, Item 6. Exhibits and Reports on Form 8-K

The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, has been amended to include new Section 13(a)-14(a) certifications and Section 1350 certifications.

No other information in our Quarterly Report on Form 10-Q as filed with the SEC on May 10, 2004 is amended hereby. For ease of reference and convenience, we have restated our entire disclosure in this Amendment No. 1, with the changes summarized above. All information contained in this and our previous filings is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

Our e-commerce gross margin for the three months ended March 31, 2004 was 3% as compared to 14% for the three months ended March 31, 2003. Approximately six percentage points of the reduction in gross margin were attributable to our providing free delivery for orders greater than $6 and approximately five percentage points of the reduction were attributable to our lowering sales prices of our products, both of which we instituted in response to product pricing pressures from our competitors in e-commerce, including Joyo, Bertelsmann Online and Dang Dang, and our initiative to gain market share among consumers in Beijing. For the three months ended March 31, 2004 and 2003, non-advertising cost of revenues included $1.3 million and $1.0 million, respectively, in e-commerce cost of revenues, consisting of the purchase price of consumer products and inbound and outbound shipping charges. E-commerce cost of revenues does not include allocations for Web site operating costs. The change in e-commerce cost of revenues from the comparative period in 2003 is attributable to the change in sales volume.

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

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our

27

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

38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOHU.COM INC.

Dated: June 24, 2004	By:	/s/ Carol Yu
Chief Financial Officer (Principal Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended March 31, 2004

EXHIBITS INDEX

10.1(1)	Employment Agreement, effective as of March 8, 2004, by and between Sohu.com Inc. and Carol Yu

10.2(1)	Resignation Letter of Derek Palaschuk, former Chief Financial Officer of Sohu.com Inc.

31.1(2)	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2(2)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1(2)	Section 1350 Certification of Charles Zhang

32.2(2)	Section 1350 Certification of Carol Yu

(1)	Incorporated by Reference to The registrant’s Quarterly Report on Form 10-Q filed on May 10, 2004.
(2)	Filed herewith