Form 10-Q
period 2004-06-30
SOHU COM INC
filed 2004-08-09
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2004
Common stock, $.001 par value	36,365,529

SOHU.COM INC

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,583	$99,109
Accounts receivable, net	19,528	12,381
Prepaid and other current assets	4,344	4,050
Current portion of long-term investments in marketable debt securities	9,999	29,245

Total current assets	128,454	144,785
Long-term investments in marketable debt securities	25,474	14,216
Fixed assets, net	9,223	6,846
Goodwill	39,453	31,664
Intangible assets, net	12,543	4,082
Other assets, net	3,178	3,462

	$218,325	$205,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,571	$1,101
Accrued liabilities	30,069	22,315

Total current liabilities	31,640	23,416

Zero coupon convertible senior notes	90,000	90,000

Total liabilities	121,640	113,416
Commitments and contingencies (Note 8)

Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400 authorized, 36,326 and 36,101 shares issued and outstanding at June 30, 2004 and December 31, 2003)	36	36
Additional paid-in capital	142,911	140,218
Treasury Stock	(19,724)	(2,003)
Deferred compensation	(1)	(14)
Accumulated other comprehensive income/(loss)	(516)	232
Accumulated deficit	(26,021)	(46,830)

Total shareholders’ equity	96,685	91,639

	$218,325	$205,055

The accompanying notes are an integral part of these condensed consolidated financial statements

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	Jun. 30, 2004	Jun. 30, 2003	Jun. 30, 2004	Jun. 30, 2003
Revenues:
Advertising (including $121, $0, $245 and $0 from related parties, respectively)	$13,382	$6,801	$24,396	$11,277
Non-advertising:
Wireless (including $0, $10,967, $0 and $19,455 from related parties, respectively)	11,316	10,979	23,561	19,467
E-commerce (including $0, $984, $0, and $2,159 from related parties, respectively)	1,370	984	2,689	2,159
Other (including $0, $268, $0 and $334 from related parties, respectively)	1,199	585	2,556	857

Subtotal of non-advertising revenues	13,885	12,548	28,806	22,483

Total revenues	27,267	19,349	53,202	33,760

Cost of revenues:
Advertising (including $0, $36, $0 and $72 from related parties, respectively)	3,372	1,750	6,160	3,352
Non-advertising:
Wireless (including $0, $3,266, $0 and $5,767 from related parties, respectively)	4,132	3,266	8,313	5,767
E-commerce (including $31, $891, $66 and $1,899 from related parties, respectively)	1,346	891	2,632	1,899
Other (including $0, $282, $0 and $427 from related parties, respectively)	386	364	754	509

Subtotal of non-advertising cost of revenues	5,864	4,521	11,699	8,175

Total cost of revenues	9,236	6,271	17,859	11,527

Gross profit	18,031	13,078	35,343	22,233

Operating expenses:
Product development	2,091	1,926	3,971	3,674
Sales and marketing	4,261	2,528	7,382	4,527
General and administrative	1,752	1,312	3,324	2,394
Amortization of intangibles	360	—	537	—

Total operating expenses	8,464	5,766	15,214	10,595

Operating profit	9,567	7,312	20,129	11,638
Other expense	(196)	(129)	(404)	(191)
Interest income	578	343	1,208	670

Net income before taxes	9,949	7,526	20,933	12,117

Income tax expense	70	—	124	—

Net income	9,879	7,526	20,809	12,117

Basic net income per share	$0.27	$0.21	$0.57	$0.35

Shares used in computing basic net income per share	36,349	35,286	36,302	35,020

Diluted net income per share	$0.25	$0.19	$0.52	$0.31

Shares used in computing diluted net income per share	40,893	40,036	40,939	39,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$20,809	$12,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other assets	2,758	2,410
Amortization of intangible assets	537	—
Other	415	125
Changes in assets and liabilities:
Accounts receivable	(6,958)	(2,115)
Accounts receivable from a related party	—	(6,006)
Prepaid and other current assets	(542)	(470)
Accounts payable	272	223
Payable to related parties	—	(721)
Accrued liabilities	6,780	7,402

Net cash provided by operating activities	24,071	12,965
Cash flows from investing activities:
Acquisition, net of cash acquired	(16,920)	—
Long term investments in marketable debt securities	7,242	1,120
Acquisition of fixed assets	(3,458)	(1,423)
Acquisition of other assets	(304)	(1,418)

Net cash used in investing activities	(13,440)	(1,721)
Cash flows from financing activities:
Repurchase of common stock	(17,721)	—
Issuance of common stock	2,564	1,075

Net cash provided by/(used in) financing activities	(15,157)	1,075
Net increase/(decrease) in cash and cash equivalents	(4,526)	12,319
Cash and cash equivalents at beginning of period	99,109	18,929

Cash and cash equivalents at end of period	$94,583	$31,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
Common stock
Balance, beginning of period	$36	$35
Issuance of common stock	—	1

Balance, end of period	36	36

Additional paid-in capital
Balance, beginning of period	140,218	129,881
Issuance of common stock	2,570	1,143
Tax benefit from stock options	124	—
Compensatory stock options	(1)	(30)

Balance, end of period	142,911	130,994

Treasury stock
Balance, beginning of period	(2,003)	(2,003)
Repurchase of common stock	(17,721)	—

Balance, end of period	(19,724)	(2,003)

Accumulated deficit
Balance, beginning of period	(46,830)	(73,187)
Net income	20,809	12,117

Balance, end of period	(26,021)	(61,070)

Accumulated other comprehensive income/(loss)
Balance, beginning of period	232	547
Net unrealized gains/(losses) on marketable debt securities	(750)	12
Foreign currency translation adjustment	2	(2)

Balance, end of period	(516)	557

Deferred Compensation
Balance, beginning of period	(14)	(42)
Compensatory stock options	13	17

Balance, end of period	(1)	(25)

Total stockholders’ equity	$96,685	$68,489

Comprehensive Income:
Net Income	20,809	12,117
Other comprehensive income/(loss):
Net unrealized gains/(losses) on marketable debt securities	(750)	12
Foreign currency translation adjustment	2	(2)

Total comprehensive income	20,061	12,127

	Number of Shares
Common stock
Balance, beginning of period	36,101	34,611
Issuance of common stock	1,225	1,009
Repurchase of common stock	(1,000)	—

Balance, end of period	36,326	35,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc., (the “Company”) is a leading provider of comprehensive online products and services to consumers and businesses in the People’s Republic of China (the “PRC” or “China”). The Company, a Delaware corporation, commenced operations in 1996.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. SEGMENT INFORMATION

During the three months ended June 30, 2004, the Company revised its segment reporting and has reclassified results from e-subscription services other than wireless services to other non-advertising operations and reports wireless as its own segment. The Company mainly operates in three principal segments: advertising, wireless and e-commerce. The amounts for prior periods have been reclassified to conform to current period presentation.

The Company does not allocate any operating costs, including Web site operating costs, or assets to its wireless and e-commerce segments as management does not use this information to measure the performance of the operating segments. The segment information has been included in the condensed consolidated statements of operations (unaudited) for the three and six months ended June 30, 2004 and 2003, respectively.

3. REPURCHSE OF SHARES

In April 2004, the Board of Directors of the Company approved a stock repurchase program pursuant to which the Company plans to purchase from time to time up to $30,000,000 worth of outstanding shares of its common stock in the open market. During the three months ended June 30, 2004, the Company repurchased one million shares of its common stock at an average price of $17.72. The one million shares are no longer outstanding and are being held as treasury stock. Treasury stock is accounted for under the cost method.

4. ACQUISITION

On May 31, 2004, the Company, through Sohu.com Limited and its variable interest entities, Beijing Century High Tech Co. Ltd. and Beijing Sohu Internet Information Service Co., Ltd., completed the acquisition of all of the outstanding capital stock of Beijing Goodfeel Information Technology Co., Ltd., a company incorporated in the PRC, and Marvel Hero Limited, a company incorporated in Hong Kong (collectively “Goodfeel”) for total consideration of $18,153,000 consisting of the purchase price of $18,000,000 in cash and estimated other acquisition costs of $153,000. Goodfeel engages in web application protocol services, consisting mainly of ring tone downloads, to mobile phone users in the PRC. The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements.

The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$2,176
Identifiable intangible assets	8,742
Goodwill	7,681

Liabilities assumed	(446)

Total	$18,153

The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Identifiable intangible assets associated with the acquisition are amortized over their expected useful lives. The allocation of the purchase price is based on preliminary valuation amounts which are expected to be finalized in the third quarter of 2004.

The goodwill and intangible assets associated with the acquisition are related to the wireless segment.

5. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and zero coupon convertible senior notes.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$9,879	$7,526	$20,809	$12,117
Effect of dilutive securities:
Liquidated damages	107	—	157	—
Amortization of offering costs for the zero coupon convertible senior notes	202	—	400	—

Net income adjusted for dilutive securities	$10,188	$7,526	$21,366	$12,117

Denominator:
Weighted average basic common shares outstanding	36,349	35,286	36,302	35,020
Effect of dilutive securities:
Stock options	2,533	4,750	2,626	4,385
Zero coupon convertible senior notes	2,011	—	2,011	—

Weighted average diluted common shares outstanding	40,893	40,036	40,939	39,405

Basic net income per share	$0.27	$0.21	$0.57	$0.35

Diluted net income per share	$0.25	$0.19	$0.52	$0.31

6. STOCK BASED COMPENSATION

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003 (in thousands except per share data):

	Three Months Ended		Six Months Ended
	Jun. 30, 2004	Jun. 30, 2003	Jun. 30, 2004	Jun. 30, 2003
Net income as reported:	$9,879	$7,526	$20,809	$12,117
Add: Stock-based compensation expense included in reported net income	7	6	12	(12)
Deduct: Stock-based compensation expense determined under fair value based method	(1,478)	(665)	(2,947)	(1,378)

Pro forma net income attributable to common shareholders	$8,408	$6,867	$17,874	$10,727

Basic net income per share:
As reported	$0.27	$0.21	$0.57	$0.35
Pro forma	$0.23	$0.19	$0.49	$0.31
Diluted net income per share:
As reported	$0.25	$0.19	$0.52	$0.31
Pro forma	$0.21	$0.17	$0.44	$0.27

7. VARIABLE INTEREST ENTITIES (“VIEs”) AND RELATED PARTY TRANSACTIONS

(1) VIEs

The Company has adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN46”). FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To satisfy PRC laws and regulations, the Company conducts its Internet information, wireless, Internet access, e-commerce and certain other businesses in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major Sohu shareholder, and certain employees of the Company. Capital for the VIEs is funded by the Company through loans provided to Dr. Zhang and the employees, and is initially recorded as loans to related parties. These loans are eliminated for accounting purposes with the capital of VIEs during consolidation.

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of June 30, 2004, the amount of these loans amounted to $5.2 million.

The following is a summary of the VIEs of the Company:

a)	Beijing Sohu Online Information Service Co., Ltd. (“Beijing Sohu”)

Beijing Sohu was incorporated in the PRC in 2000 and engages in Internet information, wireless and e-commerce services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Dr. Zhang and He Jinmei, another employee of the Company, hold 80% and 20% interests in Beijing Sohu, respectively.

b)	Beijing Century High Tech Investment Co., Ltd. (“High Century”)

High Century was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Li Wei, another employee of the Company, hold 80% and 20% interests in High Century, respectively.

c)	Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”)

Hengda was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Hengda is $1,210,000. High Century and He Jinmei hold 80% and 20% interests in Hengda, respectively.

d)	Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”)

Sohu Internet was incorporated in the PRC in 2003 and engages in Internet information and wireless services in the PRC on behalf of the Company. The original registered capital was $605,000 and High Century and Li Wei held 80% and 20% interests in Sohu Internet, respectively. Hengda made a $605,000 investment in Sohu Internet in December 2003, and, as a result, the registered capital is now $1,210,000, with Hengda, High Century and Li Wei holding 50%, 40% and 10% interests, respectively.

e)	Beijing Goodfeel Information Technology Co., Ltd. (“Goodfeel”)

Goodfeel was incorporated in the PRC in 2001 and engages in value added wireless services in the PRC. The registered capital of Goodfeel is $121,000. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in Goodfeel, respectively.

Pursuant to FIN 46, Beijing Sohu, High Century, Hengda, Sohu Internet, and Goodfeel are VIEs and the Company is the primary beneficiary. Accordingly, effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements.

As of June 30, 2004, the aggregate accumulated losses of the above VIEs were approximately $635,000 and have been reflected in the consolidated financial statements.

(2) Related party transactions

Effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements. The Company has not restated earlier periods for the adoption of FIN 46. Thus, prior to July 1, 2003, the VIEs were not consolidated in the Company’s financial statements and transactions with and balances related to the VIEs have been disclosed as related party transactions.

The following table summarized related party transactions during the three and six months ended June 30, 2004 and 2003, respectively: (in thousands)

Name or description of Related party	Description of transactions	Three Months Ended		Six Months Ended
		Jun. 30, 2004	Jun. 30, 2003	Jun. 30, 2004	Jun. 30, 2003
Beijing Sohu	Wireless revenues	$—	$10,967	$—	$19,455
Beijing Sohu	Wireless cost of revenues	—	3,266	—	5,767
Beijing Sohu	Ecommerce revenues		984	—	2,159
Beijing Sohu	Ecommerce cost of revenues	—	857	—	1,834
Beijing Sohu	Service provided by Beijing Sohu	—	36	—	72
Hengda	Other revenues from a related party	—	268	—	334
Hengda	Cost of other revenues	—	282	—	427
Qinfan, a company controlled by Dr. Zhang’s brother	Delivery service provided by Qinfan	31	34	66	65
An investee of one of the Company’s shareholders	Advertising revenues	97	—	215	—
A company whose founder, Chief Executive Officer and Chairman is one of the directors of the Company	Advertising revenues	24	—	30	—

8. COMMITMENTS AND CONTINGENCIES

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet and wireless business and to offer content, advertising, and wireless services in China. Though China has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear regarding in what specific segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in China.

During the three months ended June 30, 2004, the Company recorded expenses of $ 697,000 related to notices of penalties and complaints from one of its mobile network operators based on allegations of the breach of certain provisions of the agreements with the mobile network operator. The actual penalties may differ from the amount recorded. However, management does not expect the difference, if any, to have a material impact on the Company’s financial position, results of operations or cash flows.

On June 17, 2004, the Company, as a result of an unintentional technical error, breached its provisions of an agreement with one of its mobile network operators. The technical error was rectified soon after it was detected by the Company. On August 3, 2004, the Company was first informed by the operator about the operator’s knowledge of the breach. The Company has subsequently commenced discussion with the operator regarding measures to be taken to ensure future compliance with the agreement, and potentially a penalty or some other punitive actions to be taken as a result of the breach. As the discussions are still ongoing, the Company can not assess the likely amount of any potential penalty, if any, or the nature of any other punitive actions. Hence, no provision was made for the breach during the three and six months ended June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc., and, except where the context requires otherwise, our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), and Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), and our VIEs Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), and Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel) and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of

China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading provider of comprehensive online products and services to consumers and businesses in China, through our comprehensive matrixes of web properties, consisting of the mass portal and leading online media destination www.sohu.com; the online alumni club www.chinaren.com; the games portal www.17173.com; one of the top real estate websites www.focus.cn; and wireless services provider www.goodfeel.com.cn. We offer our user community very broad choices regarding information, entertainment, communication, wireless and e-commerce. We derive revenues principally from advertising, wireless and e-commerce services.

We were incorporated in August 1996 as Internet Technologies China Incorporated, and launched our original Web site, itc.com.cn, in January 1997. During 1997, we developed Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998 we re-launched our Web site under the domain name sohu.com and in September 1999 we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, and our variable interest entities Sohu Internet and Beijing Sohu.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for advertising revenue, accounting for wireless revenues and cost of revenues, e-commerce, gross versus net basis of revenue recognition, allowance for doubtful accounts, valuation allowance against deferred tax assets and assessment of impairment for goodwill and other intangible assets represent critical accounting policies that reflect more significant judgments and estimates used in the preparation of our consolidated financial statements.

We generate advertising revenue from standard, sponsorship and retail contracts, most of which are one year or less in duration. Such contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, we provide advertisement placements on various Web site channels and in different formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, we recognize revenue upon payment from the customer.

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

Wireless revenues and corresponding cost of revenues are included within non-advertising revenues and cost of revenues. Wireless revenues are derived from providing short messaging services (“SMS”), multimedia messaging services (“MMS”), web application protocol services (“WAP”) and interactive voice response services (“IVR”), mainly consisting of alumni club, GGMM, and other community products, e-mail, ring tone and logo downloads, news, and various other mobile related products, to mobile phone users. Wireless service fees are charged on a monthly or per message basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on a number of mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value added telecommunication services such as wireless, we rely on Beijing Sohu and Sohu Internet to contract with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu or Sohu Internet receives a statement from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu or Sohu Internet each operator remits the wireless service fees, net of its service fees, for the month to Beijing Sohu or Sohu Internet, which then transfers the funds to our subsidiary Sohu Era. In order to recognize revenue and get paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We do not collect wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Beijing Sohu or Sohu Internet with the monthly statement for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $400,000 (gross margin underestimate of $300,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues represented a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records. For the three months ended June 30, 2004, 91% of our wireless revenues had been confirmed by the monthly statements received from the mobile operators.

E-commerce revenues are earned from direct sales of consumer products through Sohu’s Web site. We rely on Beijing Sohu to conduct our e-commerce business to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing e-commerce services. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our Web site, arrange for delivery to our customers, most of whom are individuals in Beijing, Shanghai and Guangzhou. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form. We record product sales net of the estimated amount of returns. We estimate an amount of product returns that is not significant.

Our management must determine whether to record revenue for our wireless and e-commerce business lines using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, principally whether Sohu is acting as the principal in offering services to the customer or whether Sohu is acting as an agent in the transaction. To the extent Sohu is acting as a principal in a transaction Sohu reports as revenue the payments received on a gross basis and reports as costs of revenue the amounts attributable to goods and services provided by third party operators and other vendors. To the extent Sohu is acting as an agent in a transaction Sohu reports as revenue the payments received less commissions and other payments to third parties, i.e., on a net basis. The determination of whether Sohu is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement. Based on our assessment, our wireless revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the wireless services. The content and nature of the wireless services are designed and developed by us (either independently or with third parties) and originate from our Web sites, our links located on third parties’ Web sites, or one of our dedicated phone numbers. The mobile operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customer purchases the wireless content, community access or value added services, such as our online dating, mobile email and mobile alumni club that Sohu provides. The end customer receives identical services from us regardless of which third party mobile operator is used to deliver the message. In addition, when customers register on Sohu’s Web sites to use wireless services, they execute an online contract with us that sets forth our obligations to the customer and the terms of the service that will be provided. Sohu has determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile operators set maximum prices that Sohu can charge and that the contracts call for the assumption of credit risk by the mobile operators after a certain fixed percentage is paid by Sohu as an estimated bad debt expense. This is part of the overall fees paid to the operators. The mobile operators also have the right to set regulations and procedures associated with using their platform. However, Sohu has determined that the gross revenue reporting indicators are stronger, because Sohu is the primary obligor, adds value to the products, has inventory risk related to content and products, and has reasonable pricing latitude.

The majority of our e-commerce revenues are recorded on a gross basis where Sohu is the primary obligor but, depending on the terms of particular contracts with our suppliers, the net basis is also used. Sohu considers itself the primary obligor in situations where Sohu has general and physical inventory risk and where we can set prices without any involvement from the suppliers. Transactions related to certain technology products, such as cameras, computers and memory cards, are recorded on a net basis when the suppliers set minimum prices, Sohu does not have inventory risk, Sohu does not maintain inventory to meet estimated customer demand and Sohu orders goods from suppliers only after receiving orders from customers.

To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues, less expenses) flows through operating income. Accordingly, the impact on operating income is the same whether Sohu records the revenue on a gross or net basis.

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $19.5 million net of allowance for doubtful accounts of $0.6 million as of June 30, 2004. If the financial condition of Sohu’s customers or telecom operators were to deteriorate, resulting in their inability to make payments, additional allowance might be required.

As of June 30, 2004, substantially all of our deferred tax assets are related to United States net operating losses. Because substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

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

As of June 30, 2004, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

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

As of June 30, 2004, we were not aware of any indication of impairment of our intangible assets.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

Total revenues were $27.3 million and $53.2 million for the three and six months ended June 30, 2004, respectively, as compared to $19.3 million and $33.8 million for the corresponding periods in 2003.

Advertising Revenues

Advertising revenues increased by $6.6 million to $13.4 million for the three months ended June 30, 2004 and increased by $13.1 million to $24.4 million for the six months ended June 30, 2004 as compared to the corresponding periods in 2003. The increase of $6.6 million for the three months ended June 30, 2004 from the corresponding period in 2003 consisted of: (i) $7.8 million from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $1.4 million increase in revenues from the advertisers who advertised with us in the three months ended June 30, 2003 and who continued to do so in the three months ended June 30, 2004; and (iii) a $1.2 million increase in fees we receive for listing companies in our search directory, offset by a reduction of $3.8 million in revenues from some of our 2003 advertisers not advertising on our Web site in the three months ended June 30, 2004. The increase of $13.1 million for the six months ended June 30, 2004 from the corresponding period in 2003 consisted of: (i) $13.7 million from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $2.5 million increase in revenues from the advertisers who advertised with us in the six months ended June 30, 2003 and who continued to do so in the six months ended June 30, 2004; and (iii) a $2.2 million increase in fees we receive for listing companies in our search directory, offset by a reduction of $5.3 million in revenues from some of our 2003 advertisers not advertising on our Web site in the six months ended June 30, 2004. No single customer accounted for more than 10% of total advertising revenues for each of the three and six months ended June 30, 2004 and 2003. We have not recorded any revenue from advertising barter transactions. As of June 30, 2004 and 2003, we had $4.1 million and $2.7 million of deferred revenues, respectively.

We expect advertising revenues to increase further in the third quarter of 2004 as compared to the second quarter of 2004.

Non-advertising Revenues

Non-advertising revenues are derived principally from monetizing our users (i.e. consumers) via wireless and e-commerce services.

Non-advertising revenues increased by $1.3 million to $13.9 million for the three months ended June 30, 2004 and increased by $6.3 million to $28.8 million for the six months ended June 30, 2004 as compared to the corresponding periods in 2003. Non-advertising revenues for the three and six months ended June 30, 2004 included non-advertising revenues from Beijing Sohu and Sohu Internet of $12.7 million and $26.3 million, respectively, as compared to $12.0 million and $21.6 million for the corresponding periods in 2003. Because of restrictions on foreign owned companies engaging in the PRC wireless and e-commerce industries, we have used Beijing Sohu and Sohu Internet to contract on our behalf with PRC mobile network operators who provide the gateway for our wireless services and collect our wireless service fees. Beijing Sohu and Sohu Internet collect the fees from the operators and then transfer them to our subsidiaries. There was no material impact on our revenues or margins from our reliance on these related party arrangements. On July 1, 2003, we prospectively adopted FIN 46, which resulted in the consolidation of our variable interest entities, including Beijing Sohu and Sohu Internet. Thus, wireless and e-commerce revenues earned by Beijing Sohu and Sohu Internet after this date are not disclosed as revenue from related parties.

Wireless. Wireless revenues increased by $337,000 to $11.3 million for the three months ended June 30, 2004 and increased by $4.1 million to $23.6 million for the six months ended June 30, 2004 as compared to the corresponding periods in 2003. The increase for the three months ended June 30, 2004 from the corresponding period in 2003 was primarily due to: (i) an increase of $1.8 million in revenues from multimedia message services (“MMS”) and web application protocol (“WAP”); and (ii) revenues of $0.5 million as a result of the acquisition of Goodfeel, offset by a decrease of $2.0 million in revenues from short messaging services (“SMS”). The increase for the six months ended June 30, 2004 from the corresponding period in 2003 was primarily due to: (i) an increase of $2.5 million in revenues from MMS and WAP; (ii) an increase of $1.1 million in revenues from SMS and (iii) revenues of $0.5 million as a result of the acquisition of Goodfeel.

As a result of tightened controls over new billing procedures and practices by China Mobile Cooperation Corporation (“CMCC”) and China Unicom Co., Ltd. (“Unicom”), and the high churn rate in some existing SMS products, we expect revenues from SMS to continue to decrease in the third quarter of 2004 as compared to the second quarter of 2004. We expect revenues from WAP and MMS to increase further in the quarter. We expect our overall wireless revenues to decrease in the third quarter of 2004 as compared to the second quarter of 2004. There could be further decreases in the future.

E-commerce. E-commerce revenues are earned primarily from sales of consumer products through Sohu’s Web site. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products, such as books, health care products, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders, arrange for delivery to our customers. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. E-commerce revenues increased by $386,000 to $1.4 million for the three months ended June 30, 2004 and increased by $530,000 to $2.7 million for the six months ended June 30, 2004 as compared to the corresponding periods in 2003.

Other services mainly include online games, Internet access, and our design of Web sites and provision of Internet software to third parties.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $9.2 million and $17.9 million for the three and six months ended June 30, 2004, respectively, as compared to $6.3 million and $11.5 million for the corresponding periods in 2003.

Advertising Cost of Revenues

Advertising cost of revenues increased by $1.6 million to $3.4 million for the three months ended June 30, 2004 and increased by $2.8 million to $6.2 million for the six months ended June 30, 2004 as compared to the corresponding periods in 2003. Advertising cost of revenues includes personnel costs and personnel overhead, content purchases, depreciation and bandwidth. The increase for the three months ended June 30, 2004 from the corresponding period in 2003 was primarily due to a $550,000 increase in office and depreciation expense, a $448,000 increase in personnel expense, a $252,000 increase in content and license fees, a $196,000 increase in retail revenues sharing with partners, a $95,000 increase in traveling and entertainment expenses and a $59,000 increase in other items including training expense and professional fees. The increase for the six months ended June 30, 2004 from the corresponding period in 2003 was primarily due to a $965,000 increase in office and depreciation expense, a $738,000 increase in personnel expense, a $497,000 increase in content and license fees, a $325,000 increase in retail revenues sharing with partners, a $151,000 increase in traveling and entertainment expenses, a $132,000 increase in other items including training expense and professional fees. Our advertising gross margin for each of the three and six months ended June 30, 2004 was 75% as compared to 74% and 70% for the corresponding periods in 2003. Our gross margins improved because of the fixed nature of the advertising costs of revenues, which have not increased at the same rate as revenues.

Non-advertising Cost of Revenues

Non-advertising cost of revenues increased by $1.3 million to $5.9 million for the three months ended June 30, 2004 and increased by $3.5 million to $11.7 million for the six months ended June 30, 2004, as compared to the corresponding periods in 2003. The increases are consistent with revenue growth.

Wireless. Wireless cost of revenues increased by $0.9 million to $4.1 million for the three months ended June 30, 2004 and increased by $2.5 million to $8.3 million for the six months ended June 30, 2004, as compared to the corresponding periods in 2003. Wireless cost of revenues consists mainly of collection and wireless transmission charges paid to third party network operators, expenses related to notices of penalties and complaints from CMCC subsidiaries based on allegations of the breach of certain provisions of the agreements with the mobile network operators, and fees or royalties paid to third party content providers for services and content associated with our wireless services. The expenses related to notices of penalties and complaints from CMCC subsidiaries were $697,000 and $977,000 for the three and six months ended June 30, 2004, as compared to $0 for the three and six months ended June 30, 2003. The fees paid to third party providers vary between third party operators and include a gateway fee of $0.006 to $0.0151 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 30% of total fees collected by the third party operators from mobile phone users and paid to us. As the operator fees are charged on a per message basis and as a percentage of revenue, the increase in wireless cost of revenues is consistent with our increase in wireless revenues. Content costs are also included in wireless cost of revenues but are immaterial as compared to collection and transmission charges. Wireless cost of revenues does not include allocations for Web site operating costs. Our wireless gross margin was 63% and 65% for the three and six months ended June 30, 2004, respectively, as compared to 70% for each of the three and six months ended June 30, 2003. Wireless gross margin decreased because wireless cost of revenues increased at a higher rate than revenues. We expect wireless gross margins to decrease by a few points in the coming two quarters, after which gross margins are expected to stabilize.

On June 17, 2004, Sohu, as a result of an unintentional technical error, breached its provisions of an agreement with one of its mobile network operators. The technical error was rectified soon after it was detected by the company. On August 3, 2004, Sohu was first informed by the operator about the operator’s knowledge of the breach. Sohu has subsequently commenced discussion with the operator regarding measures to be taken to ensure future compliance with the agreement, and potentially a penalty or some other punitive actions to be taken as a result of the breach. As the discussions are still ongoing, Sohu can not assess the likely amount of any potential penalty, if any, or the nature of any other punitive actions. Hence, no provision was made for the breach during the three and six months ended June 30, 2004.

E-commerce. E-commerce cost of revenues was $1.3 million and $2.6 million for the three and six months ended June 30, 2004, as compared to $0.9 million and $1.9 million for the three and six months ended June 30, 2003, respectively. E-commerce cost of revenues consists mainly of the purchase price of consumer products sold and inbound and outbound shipping charges. E-commerce cost of revenues does not include allocations for Web site operating costs. The change in e-commerce cost of revenues from the comparative period in 2003 is attributable to the change in sales volume. Our e-commerce gross margin was 2% for each of the three and six months ended June 30, 2004, respectively, as compared to 9% and 12% for the three and six months ended June 30, 2003. For the three months ended June 30, 2004, approximately six percentage points of the reduction in gross margin were attributable to our providing free delivery for orders greater than $6 and approximately one percentage point of the reduction was attributable to our lowering sales prices of our products, both of which we instituted in response to product pricing pressures from our competitors in e-commerce, including Joyo, Bertelsmann Online and Dang Dang, and our initiative to gain market share among consumers in Beijing. For the six months ended June 30, 2004, approximately six percentage points of the reduction in gross margin were attributable to our providing free delivery for orders greater than $6 and approximately four percentage points of the reduction were attributable to our lowering sales prices of our products.

Product Development Expenses

Product development expenses increased $165,000 to $2.1 million for the three months ended June 30, 2004 and increased $297,000 to $4.0 million for the six months ended June 30, 2004, as compared to the corresponding periods in 2003. The increase for the three months ended June 30, 2004 from the corresponding period in 2003 was primarily due to a $242,000 increase in personnel expense for additional employees to support our increased investment in our products and online games development and a $57,000 increase in other items of including traveling and entertainment expenses, professional fees and communications, offset by a $134,000 decrease in office and deprecation expense. The increase for the six months ended June 30, 2004 from the corresponding period in 2003 was primarily due to a $544,000 increase in personnel expense for additional employees and a $100,000 increase in other items including traveling and entertainment expenses, professional fees and communications, offset by a $347,000 decrease in office and deprecation expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.7 million to $4.3 million for the three months ended June 30, 2004 and increased $2.9 million to $7.4 million for the six months ended June 30, 2004, as compared to the corresponding periods in 2003. The increase for the three months ended June 30, 2004 from the corresponding period in 2003 was primarily due to a $643,000 increase in advertising and promotion expense to support our marketing strategy, a $436,000 increase in personnel expenses, primarily the result of increased bonuses and commissions from increased advertising revenues, a $283,000 increase in bad debt expense, a $215,000 increase in traveling and entertainment expenses, and a $156,000 increase in other items including office and depreciation expense and professional fees. The increase for the six months ended June 30, 2004 from the corresponding period in 2003 was primarily due to a $1.3 million increase in advertising and promotion expense, a $731,000 increase in personnel expenses, primarily the result of increased bonuses and commissions, a $336,000 increase in bad debt expense, a $328,000 increase in traveling and entertainment expenses, and a $160,000 increase in other items including office and depreciation expense and professional fees.

General and Administrative Expenses

General and administrative expenses increased by $440,000 to $1.8 million for the three months ended June 30, 2004 and increased by $930,000 to $3.3 million for the six months ended June 30, 2004, as compared to the corresponding periods in 2003. The increase for the three months ended June 30, 2004 was primarily due to a $270,000 increase in personnel expenses, a $67,000 increase in traveling and entertainment expenses, a $103,000 increase in other items including office, depreciation and training expenses. The increase for the six months ended June 30, 2004 was primarily due to a $472,000 increase in personnel expenses, a $177,000 increase in professional fees, a $85,000 increase in franchise taxes and stamp duties, and a $196,000 increase in other items including office, depreciation and training expenses.

Amortization of Intangibles

Amortization of intangibles of $360,000 and $537,000 for the three and six months ended June 30, 2004, respectively, was related to the acquisitions of the Focus.cn and 17173.com Web sites in the fourth quarter of 2003 and of Goodfeel in the second quarter of 2004. There was no amortization of intangibles recorded during the three and six months ended June 30, 2003.

Operating Profit

As a result of the foregoing, we had an operating profit of $9.6 million and $20.1 million for the three and six months ended June 30, 2004 as compared to $7.3 million and $11.6 million for the three and six months ended June 30, 2003. The operating profit for the three and six months ended June 30, 2004 included $7,000 and $12,000 for stock-based compensation expense recorded on the grant of certain stock options, which amounts are being amortized over the vesting period of the options, ranging from one to four years. The operating profit for the three and six months ended June 30, 2003 included $6,000 and negative $12,000, respectively, for stock-based compensation expense recorded on the grant or cancellation of certain stock options.

Other Expense

For the three and six months ended June 30, 2004, other expense of $196,000 and $404,000, respectively, consisted mainly of amortization of the offering costs of our zero coupon convertible senior notes. For the three and six months ended June 30, 2003, other expense of $129,000 and $191,000, respectively, consisted mainly of valuation allowances for long-term loans to related parties.

Interest Income

For the three and six months ended June 30, 2004, interest income was $578,000 and $1.2 million, as compared to $343,000 and $670,000 for the three and six months ended June 30, 2003. The increases were mainly due to our increased cash balance and marketable securities as a result of our private placement of zero coupon convertible senior notes in July 2003 and an increase in our profits.

Income Tax Expense

Income tax expense was $70,000 and $124,000 for the three and six months ended June 30, 2004 due to tax benefits from stock options and there was no income tax expense recorded for the corresponding periods in 2003.

Net Income

As a result of the foregoing, we had net income of $9.9 million and $20.8 million for the three and six months ended June 30, 2004, as compared to a net income of $7.5 million and $12.1 million for the corresponding periods in 2003.

SEGMENT INFORMATION

During the three months ended June 30, 2004, the Company revised its segment reporting and has reclassified results from e-subscription services other than wireless services to other non-advertising operations and reports wireless as its own segment. The Company mainly operates in three principal segments: advertising, wireless and e-commerce. The amounts for prior periods have been reclassified to conform to current period presentation.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes, and cash provided by operations. From inception through June 30, 2004, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes, as described below. Sohu invests its excess cash in marketable debt securities of high quality investment grade. As of June 30, 2004, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $130.1 million as compared to $142.6 million as of December 31, 2003.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. We have filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes, which registration statement was declared effective by the Securities and Exchange Commission on July 8, 2004. Because the registration statement was not declared effective by January 10, 2004, we have been and will be required to pay liquidated damages beginning January 11, 2004, consisting of interest on the outstanding principal of the notes at the initial annual rate of 0.25% for the first 90 days after January 10, 2004 and thereafter until July 8, 2004 at the annual rate of 0.50%.

In April 2004, our Board of Directors approved a stock repurchase program pursuant to which we plan to purchase from time to time up to $30,000,000 worth of outstanding shares of our common stock in the open market. In May 2004, we repurchased one million shares of our common stock at an average price of $17.752 including brokerage commissions. Under the program, we may purchase up to an additional $12.2 million worth of outstanding shares of our common stock in the open market. Any such purchases will depend upon market conditions. Management does not believe the Repurchases will have a material effect on Sohu’s liquidity.

Net cash provided by operating activities was approximately $24.1 million for the six months ended June 30, 2004, and was primarily attributable to our net income of $20.8 million, depreciation and amortization of $3.3 million and $415,000 of other adjustments for non-cash activities, offset by $448,000 of cash used as working capital. Net cash provided by operating activities was $13.0 million for the six months ended June 30, 2003, primarily due to $12.1 million of our net income, $2.4 million of depreciation and amortization and $125,000 of other adjustments for non-cash activities, offset by $1.7 million of cash used as working capital.

Net cash used in investing activities was $13.4 million for the six months ended June 30, 2004, and was primarily attributable to 16.9 million used in the acquisition of Goodfeel, the purchase of fixed assets of $3.4 million and addition of other assets of $0.3 million, offset by cash received from matured marketable debts of $7.2 million. Net cash used in investing activities was $1.7 million for the six months ended June 30, 2003, primarily due to $1.4 million of purchase of fixed assets and $1.4 million of addition of other assets, offset by cash received from matured marketable debts of $1.1 million.

Net cash used in financing activities was $15.2 million for the six months ended June 30, 2004 and was attributable to $17.8 million of repurchases of one million shares of our common stock offset by $2.6 million of proceeds from the issuance of common stock pursuant to our stock incentive plan. Net cash provided by financing activities for the six months ended June 30, 2003 was $1.1 million of proceeds from the issuance of common stock pursuant to our stock incentive plan.

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

At June 30, 2004, we have an unused credit facility whereby we can borrow up to $15.0 million by providing marketable securities on deposit with the financial institution as collateral.

Risk Factors

We incurred net losses from inception through the second quarter of 2002, and losses could recur in the future.

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. We had an accumulated deficit of approximately $26.0 million at June 30, 2004. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Although we recorded net profits from the quarter ended September 30, 2002 through the quarter ended June 30, 2004, we may not sustain profitability or our profitability could decrease.

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

We began offering products and services under the www.Sohu.com Web site in February 1998. Accordingly, we have a limited operating history upon which investors can evaluate our business. In addition, our senior management and employees have worked together at our company for only a relatively short period of time. As an early stage company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	increase our online advertising and wireless revenues;

•	build our online game and e-commerce businesses successfully;

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer; and

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on mobile operators for our wireless revenue, the fact that the Chinese Internet industry is in an early stage of development and we are unsure if it will continue to grow or at what rate it will grow, and the fact that we are subject to government regulations that may change at any time or without notice. We rely on mobile operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our revenues could be reduced significantly.

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

The PRC Internet market is characterized by an increasing number of entrants because, among other reasons, the barriers to entry are relatively low. The market for Internet services and products, particularly wireless, online advertising, e-commerce and Internet search and retrieval services, is intensely competitive. In addition, the Internet industry is relatively new and constantly evolving and, as a result, our competitors may better position themselves to compete in this market as it matures.

There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Our major competitors in China include (i) U.S. listed companies, such as Sina Corporation, Netease, Tom Online, Kongzhong, Shanda, and Linktone; (ii) Hong Kong listed companies such as Tencent; and (iii) major United States Internet companies, such as Yahoo! Inc and its newly-acquired 3721.com. These competitors may also improve or enhance their positions in the PRC Internet market through mergers and acquisitions. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as Legend Computer, America Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Web sites. Advertising revenues represented approximately 46% and 33% of our total revenues for the six months ended June 30, 2004 and 2003, respectively.

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

The development of Web software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. The expansion of advertisement blocking on the Internet may decrease our revenues because when an advertisement is blocked, it is not downloaded from our advertisement server. As a result, such advertisements will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on our portal because of the use by third parties of Internet advertisement blocking software.

We rely on wireless services for a significant portion of our revenues. Wireless revenues decreased in the first and second quarters of 2004 and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We derive our wireless revenue from providing short messaging services (“SMS”), multimedia messaging services (“MMS”), web application protocol services (“WAP”) and interactive voice response services (“IVR”), mainly consisting of alumni club and other community products, e-mail, ringtone and logo downloads and news, to mobile phone users. For the six months ended June 30, 2004 and 2003, wireless revenues represented approximately 44% and 58%, respectively, of our total revenues. Wireless revenues decreased in the first and second quarters of 2004. Wireless revenues may decrease further in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Currently over 83% of our wireless revenue is from consumers who subscribe for individual services for which we charge a monthly fee ranging from approximately $0.36 to $3.60. During the quarter ended June 30, 2004, we continued to churn out of our old community products such as GGMM, which led to a downward trend of our wireless revenues from SMS services.

•	We rely on revenue growth from new wireless services such as MMS, WAP and IVR to drive a significant portion of wireless revenue growth or offset the decrease in revenues from SMS services. However, the current market size is relatively small and adoption rates are still relatively low for these services comparing to SMS services. We are not certain that revenues from these services will become a significant portion of our total wireless revenues.

•	We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area; and

•	Changes in government policy could restrict or curtail the services which we provide.

As a result of tightened controls over new billing procedures and practices by CMCC and Unicom, and the high churn rate in some existing SMS products, we expect revenues from SMS to continue to decrease in the third quarter of 2004 as compared to the second quarter of 2004. We expect revenues from WAP and MMS to increase further in the quarter. We expect our overall wireless revenues to decrease in the third quarter of 2004 as compared to the second quarter of 2004. There could be further decreases in the future.

We rely on contracts with our mobile network operators in a number of ways with respect to our wireless services, including for billing of, and collection from, mobile phone users of wireless service fees. If our arrangements with mobile network operators were to be terminated, altered or not renewed, or if such operators did not provide continuous or adequate service, our revenues could be reduced significantly.

Our wireless services depend mainly on the cooperation of CMCC and its subsidiaries and to a lesser extent Unicom and its subsidiaries. We rely on CMCC and Unicom in the following ways:

•	we provide wireless services through CMCC’s and Unicom’s network and gateway;

•	we utilize and rely on CMCC and Unicom’s billing systems to charge our subscribers through the subscriber’s mobile phone bill;

•	we rely on their collection proxy services to collect payments from subscribers; and

•	we rely on their infrastructure to further develop our wireless services.

We have established cooperation arrangements with CMCC and Unicom and their subsidiaries. The contracts are typically renewed on an annual basis. Under the agreements with CMCC and its subsidiaries, CMCC generally retains 15% of the fees we charge for wireless services provided to our users via their platform. In addition, CMCC deducts gateway fees from our portion of the wireless service fees. The amount of such gateway fee is charged on a per message basis, varies for different products and is dependent upon message volume or our ranking among all wireless service providers using the same operators. Under the agreements with Unicom, Unicom typically retains 10-40% (depending on the volume of messages) of the fees we charge for wireless services provided to our users via their platform. Unicom also deducts gateway fees, the amount of which is normally charged on a per message basis. Under the agreements with CMCC and Unicom we have the right to set fees for our wireless services at a maximum of $0.25 per message or $3.62 per month.

We face significant risks with respect to our arrangements with CMCC and Unicom, such as the following, which could adversely affect our wireless revenues:

•	We provide wireless services through our Web site and record the delivery of the service in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We do not collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 80% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur.

•	CMCC and its subsidiaries are currently in the process of establishing a new billing platform and may require us to switch to this platform in the near future. The new platform may result in higher failure rates or lower revenues associated with changes in the billing procedures. Changes in failure rates may result in significant reductions or fluctuations in our wireless revenues.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our contract with Unicom has been extended and will expire in March 2005. Our contracts with CMCC expire at various times from November 2004 to May 2006. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced.

•	We rely on the operators to pay us the wireless service fees which they have billed to their mobile customers. If an operator refuses to pay us or limits the amount of wirelesss service fees which can be billed in a month, our revenues could be adversely affected.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our wireless services.

•	If CMCC or Unicom were unwilling to cooperate with us, we would not be able to find substitute partners.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our wireless revenue, generally, and our GGMM revenue, specifically, would be adversely affected.

•	CMCC and Unicom have both recently changed their operating regulations and may make any further changes at any time. Such recent or any such future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreement with CMCC or Unicom under new billing rules or revised operation procedures, or having our service discontinued without notice. Changes in these operating regulations could also have a material impact on our revenue. For example, in July 2003, CMCC disallowed us from using third party Web sites which do not have Internet content provider licenses, or Web site union, to promote our e-subscriptions products. In addition, during the three months ended June 30, 2004 we recorded expenses of $697,000 related to notices of penalties and complaints from subsidiaries of CMCC based on allegations of the breach of certain provisions of the agreements with the mobile network operators as a result of recent changes in CMCC operating regulations.

Many of our current and potential wireless customers have only limited experience using the Internet for subscription purposes, and may not be willing to fully embrace the products and services we offer, which would adversely affect our future revenues and business expansion.

The wireless market is new and rapidly evolving in China. Many of our current and potential wireless customers have limited experience using the Internet for subscription services. Our wireless revenue growth depends upon user acceptance of our existing and new services, such as our wireless dating, email, news, sports and jokes content, mobile alumni club and other products. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage. Customers may not be willing to fully embrace the products and services we offer.

Our investment in online games and e-commerce may not be successful.

We have invested and intend to invest further in our online game and e-commerce (online shopping) businesses. Online games are currently one of the fastest growing online services in the PRC, but remain unproven. The online shopping marketing is small and unproven in the PRC. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. We cannot assure you that we will succeed in these markets despite our investments of time and funds. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profit, and our results and share price could suffer as a result.

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

The acquisitions and integration of 17173.com, Focus.cn and Goodfeel create certain risks and uncertainties.

We completed the acquisitions of 17173.com and Focus.cn in November 2003 and the acquisition of Goodfeel in May 2004. As a result of the acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of 17173.com, Focus.cn and Goodfeel. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased advertising revenues.

We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. At June 30, 2004, our goodwill and amortizable intangible assets arising from acquisitions were $52.0 million.

We will not be able to attract visitors, advertisers, wireless and e-commerce customers if we do not maintain and develop the Sohu brand.

Maintaining and further developing our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in

China grows. In order to attract and retain Internet users, advertisers, and wireless and e-commerce customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

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

Our wireless revenues depend on mobile network operators for message delivery and payment collection. If we were unable to continue this arrangement, our wireless services would be severely disrupted.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Zhang, who is the founder, chief executive officer and a major shareholder of our company and the president of Beijing Sohu, High Century, and Hengda. We rely on his expertise in our business operations and on his personal relationships with some of our principal shareholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, High Century, and Hengda. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We conduct our Internet and value added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, and variable interest entities Sohu Internet and Beijing Sohu. We are a Delaware corporation, Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC and Sohu Era, is a Hong Kong corporation and a foreign person under PRC law. Accordingly, Beijing ITC and Sohu Era are wholly foreign owned enterprises, or WFOEs, under PRC law and our Internet and value added telecommunication business is 100% foreign-owned. In order to meet ownership requirements under PRC law which restrict or prohibit WFOEs from operating in certain industries such as Internet information, wireless, Internet access, e-commerce and certain other industries, we have established Beijing Sohu, High Century, Hengda and Sohu Internet, which are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu. As of June 30, 2004, Sohu had invested $5.2 million in Beijing Sohu, High Century, Hengda and Sohu Internet through loans to officers and employees. In 2000, we extended loans of $242,000 to Dr. Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Zhang. In 2001 and 2002, we made loans totaling $4.6 million to Dr. Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In June 2003, we loaned $121,000 to an employee of the company for the purpose of funding an investment in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of Sohu. The $121,000 investment represents a 10% interest in Sohu Internet with High Century and Hengda holding 40% and 50% interests, respectively. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda, Sohu Internet or Goodfeel.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s, Sohu Internet’s or Goodfeel’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s, Sohu Internet’s and Goodfeel’s current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu, Sohu Internet or Goodfeel.

If we, Beijing ITC, Sohu Era, High Century, Beijing Sohu, Hengda, Sohu Internet and Goodfeel were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, Sohu Era’s, High Century’s, Hengda’s, Beijing Sohu’s, Sohu Internet’s or Goodfeel’s income;

•	revoking our, Beijing ITC’s, Sohu Era’s, High Century’s, Hengda’s, Beijing Sohu’s, Sohu Internet’s or Goodfeel’s business licenses;

•	shutting down our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Sohu Internet’s or Goodfeel’s servers and/or blocking our Web sites;

•	requiring us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu, Sohu Internet or Goodfeel to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu, Sohu Internet or Goodfeel to discontinue any portion or all of its Internet and value added telecommunication businesses.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with Beijing Sohu, High Century, Hengda, Sohu Internet, or Goodfeel.

At June 30, 2004, Sohu had provided long-term loans of $5.2 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Zhang and 20% by certain of our employees, Hengda, which is owned 80% by High Century and 20% by an employee, and Sohu Internet, which is owned 50% by Hengda, 40% by High Century and 20% by an employee. Beijing Sohu, High Century, Hengda and Sohu Internet are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. In addition, in May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel.

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

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of Beijing Sohu, Hengda, Sohu Internet and High Century, which is uncertain. Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Hengda, Sohu Internet, Beijing Sohu and Goodfeel.

We depend upon contractual arrangements with Beijing Sohu, Hengda, High Century, Sohu Internet and Goodfeel for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and because we are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, Hengda, High Century, Sohu Internet and Goodfeel in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu and Sohu Internet could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, Hengda, High Century, Sohu Internet and Goodfeel fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

Dr. Zhang, our chief executive officer and a major shareholder of our company, is also the direct and indirectly majority shareholder of Beijing Sohu, Hengda, High Century, Sohu Internet and Goodfeel. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

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

The Ministry of Information Industry, or MII, has stated that the activities of Internet content providers are subject to regulations by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulations currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulations in the future.

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

We may not be able to collect payments of our wireless service fees if the PRC government determines that our existing ownership structure does not comply with PRC laws, rules or regulations.

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

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to “Sohu.com,” “focus.cn,” “17173,” “Goodfeel” and “Sogou”

We have applied for the registration of our key marks, including but not limited to Sohu.com, focus.cn, 17173, Goodfeel, and Sogou, so as to establish and protect our exclusive rights to the marks. However, we have only succeeded in registering the mark “Sohu.com” in the PRC. The applications for the registration of the other marks are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to a determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

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

We may be subject to, and may expend significant resources in defending against claims based on the content and services we provide over our portal.

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

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because a significant portion of our assets are located outside of the United States.

Although we are incorporated in the State of Delaware, a significant portion of our assets are located in the PRC. As a result, it may be difficult for investors to enforce outside the United States in any actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, certain of our directors and officers (principally in the PRC) and all or a significant portion of their assets may be located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. We have been advised by our PRC counsel that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

We may rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly-owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants.

We are a holding company with no operating assets other than investments in Chinese operating entities, including Beijing ITC, Sohu Era, and Sohu Software, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our variable interest entities, Beijing Sohu, High Century, Hengda, Sohu Internet and Goodfeel. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, and Sohu Software incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s and Sohu Software’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, and Sohu Software only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era and Sohu Software are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

If tax benefits presently available to certain of our subsidiaries and variable interest entities located in China were not available, the income tax rate on most of our profits in China could increase from 0% to 33%.

Our China-based subsidiaries Sohu Era and Sohu Software and our variable interest entity Sohu Internet enjoy tax benefits which are available to “new technology enterprises.” Presently, PRC law requires that a company, in order to be considered a “new technology enterprise”: (i) operate in the high-tech industry (which includes the Internet industry), (ii) be incorporated and operating in High and New Technology Development Zones, including Beijing Zhongguancun Science Park, (iii) receive 60% of its revenue from high-tech products or services, and (iv) have at least 20% of its employees involved in technology development. Each year new technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements.

Subject to the approval of the relevant tax authorities, the effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era, Sohu Software and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an effective income tax rate of 0% in 2004 and 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. Sohu Era, Sohu Software and Sohu Internet obtained approval from the relevant tax authorities for these tax benefits.

We currently expect most of our income to be earned from Sohu Era. In addition to the office in Beijing Zhongguancun Science Park, Sohu Era also has offices outside Beijing Zhongguancun Science Park where portions of its operations are located. We believe that substantially all of Sohu Era’s services are ultimately delivered in Beijing Zhongguancun Science Park. However, the relevant tax authorities could challenge whether Sohu Era is operating outside Beijing Zhongguancun Science Park, which could result in a withdrawal of the approval of the tax benefits by the tax authorities.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. On July 15, 2004, the trading price of our common stock reached a record high of $43.40. During the six months ended June 30, 2004, the trading price of our common stock ranged from a low of $15.00 per share to a high of $40.15. On July 30, 2004, the closing price of our common stock was $20.72 per share.

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

There were 36,326,156 shares of our common stock outstanding as of June 30, 2004, as well as options to purchase an additional 3,556,253 shares of our common stock. Of the outstanding shares, 25,424,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act of 1933 or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

On November 25, 2003, we issued an aggregate of 65,852 shares of common stock to Asia B2B Online Inc., the seller of the Focus.cn Web site, and to certain individuals in connection with our acquisition, through our wholly-owned subsidiary Sohu.com Limited, of All Honest International Limited, the owner of the Focus.cn Web site. Pursuant to a certain employee incentive plan which we assumed in connection with our purchase of All Honest International, we issued to certain individuals on May 25, 2004 an additional 2,499 shares of our common stock and we anticipate issuing to such individuals on or about November 25, 2004 an additional 23,198 shares of our common stock. Commencing one year after the applicable issue dates, we expect that these shares will be eligible for resale subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

The individuals referred to above are parties to an agreement with us that require us to register under the Securities Act for resale by them the shares of our common stock they received in connection with the acquisition and received or will receive pursuant to the employee incentive and retention plan. Pursuant to that agreement, we filed a Registration Statement on Form S-3 (SEC File No. 333-111495) to register the shares, which registration statement was declared effective by the SEC on July 8, 2004. The registration permits the sale of those shares without regard to the restrictions of Rule 144, so long as the stockholders comply with the prospectus delivery requirements of the Securities Act.

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

Our chief executive officer, Dr. Zhang, beneficially owns approximately 26% of the outstanding shares of our common stock and is our largest stockholder. Our second largest stockholder, together with our chief executive officer, our other executive officers and members of our Board of Directors, beneficially own approximately 40% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of June 30, 2004, unrealized losses of $516,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

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

During the three months ended June 30, 2004, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

In April 2004, the Board of Directors of the Company approved a stock repurchase program pursuant to which the Company plans to purchase from time to time up to $30,000,000 worth of outstanding shares of its common stock in the open market. During the three months ended June 30, 2004, the Company repurchased one million shares of its common stock at an average price of $17.752 including brokerage commissions.

The following summarizes the purchases during the three months ended June 30, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 to April 30, 2004	—	—	—	$30,000,000
May 1 to May 31, 2004	1,000,000	$17.752	1,000,000	$12,248,000
June 1 to June 30, 2004	—	—	—	$12,248,000

Total	1,000,000	$17.752	1,000,000

(1)	Program, for up to $30,000,000, was announced in April 2004. The program will continue for not less than six months from inception.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2004, Sohu held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Edward B. Roberts (with 31,378,787 affirmative votes and 274,204 votes withheld), Thomas Gurnee (with 28,894,461 affirmative votes and 2,758,530 votes withheld) and Mary Ma (with 31,186,745 affirmative votes and 466,246 votes withheld).

The stockholders also approved an amendment to Sohu’s 2000 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan from 7,000,000 to 8,000,000 (with 13,602,246 shares voting for, 6,996,132 against, 29,420 abstaining and 11,025,193 broker non-votes).

The stockholders also ratified the appointment of PricewaterhouseCoopers as Sohu’s independent accountants for the fiscal year ending December 31, 2004 (with 31,448,495 shares voting for, 189,996 against, and 14,500 abstaining).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Please see the Exhibit Index attached hereto.

(b) Reports on Form 8-K.

On April 22, 2004, Sohu filed with the Securities and Exchange Commission an amendment to its Current Report on Form 8-K initially filed on December 5, 2003 amending and restating the financial statements of the 17173.com Web site.

On April 22, 2004, Sohu filed with the Securities and Exchange Commission an amendment to its Current Report on Form 8-K initially filed on December 5, 2003 amending and restating the financial statements of the Focus.cn Web site.

On May 3, 2004, Sohu filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing a stock repurchase program and its earnings results for the quarter ended March 31, 2004.

On May 18, 2004, Sohu filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing its signing of a definitive agreement to acquire Beijing Good Feel Technology Co., Ltd.

On June 2, 2004, Sohu filed with the Securities and Exchange Commission a Current Report on Form 8-K in connection with its stock repurchase program and completion of the acquisition of Beijing Good Feel Technology Co., Ltd.

On June 23, 2004, Sohu filed with the Securities and Exchange Commission an amendment to its Current Report on Form 8-K initially filed on December 5, 2003 amending and restating the financial statements of the Focus.cn and 17173.com Web sites.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOHU.COM INC.
Dated: August 9, 2004
	By:	/s/ Carol Yu
Chief Financial Officer (Principal
Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended June 30, 2004

EXHIBITS INDEX

10.1	Stock Purchase Agreement among Sohu.com Limited, Marvel Hero Limited, the two Shareholders of Marvel (Kim Dong Gu, Kim Zhi Huan), and the two founders of Beijing Goodfeel Information Technology Co., Ltd. ( Li Mingzhe and Yang Xianghua)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu