Form 10-Q
period 2004-09-30
SOHU COM INC
filed 2004-11-09
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2004
Common stock, $.001 par value	36,495,870

SOHU.COM INC

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$118,208	$99,109
Accounts receivable, net	21,226	12,381
Prepaid and other current assets	5,121	4,050
Current portion of long-term investments in marketable debt securities	4,517	29,245

Total current assets	149,072	144,785
Long-term investments in marketable debt securities	14,544	14,216
Fixed assets, net	9,204	6,846
Goodwill	43,669	31,664
Intangible assets, net	7,960	4,082
Other assets, net	4,812	3,462

	$229,261	$205,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,338	$1,101
Accrued liabilities	31,916	22,315

Total current liabilities	33,254	23,416

Zero coupon convertible senior notes	90,000	90,000

Total liabilities	123,254	113,416
Commitments and contingencies (Note 7)

Shareholders’ equity:
Common Stock: $0.001 par value per share (75,400 authorized, 36,447 and 36,101 shares issued and outstanding at September 30, 2004 and December 31, 2003)	36	36
Additional paid-in capital	143,332	140,218
Treasury Stock	(19,724)	(2,003)
Deferred compensation	(4)	(14)
Accumulated other comprehensive income	62	232
Accumulated deficit	(17,695)	(46,830)

Total shareholders’ equity	106,007	91,639

	$229,261	$205,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Advertising (including $104, $0, $349 and $0 from related parties, respectively)	$15,473	$8,748	$39,869	$20,025
Non-advertising:
Wireless (including $0, $7,403, $0 and $26,858 from related parties, respectively)	8,145	11,693	31,706	31,160
E-commerce (including $0, $692, $0, and $2,851 from related parties, respectively)	1,486	692	4,175	2,851
Other (including $0, $335, $0 and $669 from related parties, respectively)	836	947	3,392	1,804

Subtotal of non-advertising revenues	10,467	13,332	39,273	35,815

Total revenues	25,940	22,080	79,142	55,840

Cost of revenues:
Advertising (including $0, $36, $0 and $108 from related parties, respectively)	3,576	1,973	9,736	5,325
Non-advertising:
Wireless (including $0, $1,831, $0 and $7,598 from related parties, respectively)	3,021	3,876	11,334	9,643
E-commerce (including $28, $629, $94 and $2,528 from related parties, respectively)	1,450	629	4,082	2,528
Other (including $0, $271, $0 and $698 from related parties, respectively)	340	423	1,094	932

Subtotal of non-advertising cost of revenues	4,811	4,928	16,510	13,103

Total cost of revenues	8,387	6,901	26,246	18,428

Gross profit	17,553	15,179	52,896	37,412

Operating expenses:
Product development	2,462	1,968	6,433	5,642
Sales and marketing	4,600	2,839	11,982	7,366
General and administrative	2,210	1,181	5,534	3,575
Amortization of intangibles	368	—	905	—

Total operating expenses	9,640	5,988	24,854	16,583

Operating profit	7,913	9,191	28,042	20,829

Other expense	(190)	(552)	(594)	(743)
Interest income	641	532	1,849	1,202

Net income before taxes	8,364	9,171	29,297	21,288

Income tax expense	38	6,500	162	6,500

Net income	8,326	2,671	29,135	14,788

Basic net income per share	$0.23	$0.07	$0.80	$0.42

Shares used in computing basic net income per share	36,392	35,824	36,332	35,289

Diluted net income per share	$0.21	$0.07	$0.73	$0.38

Shares used in computing diluted net income per share	40,644	41,643	40,772	39,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$29,135	$14,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other assets	4,228	3,638
Amortization of intangible assets	905	—
Tax benefits from stock options	153	6,500
Other	434	580
Changes in assets and liabilities:
Accounts receivable	(8,800)	(3,376)
Accounts receivable from a related party	—	(6,006)
Prepaid and other current assets	(1,335)	(1,118)
Accounts payable	39	95
Accrued liabilities	9,298	14,204

Net cash provided by operating activities	34,057	29,305
Cash flows from investing activities:
Long term investments in marketable debt securities	—	(19,108)
Proceeds from maturities of marketable debt securities	24,231	—
Acquisition, net of cash acquired	(16,952)	—
Acquisition of fixed assets	(5,193)	(2,288)
Acquisition of other assets	(2,279)	(1,416)
Cash included in variable interest entities	—	2,642

Net cash used in investing activities	(193)	(20,170)
Cash flows from financing activities:
Zero coupon convertible senior notes, net	—	87,750
Repurchase of common stock	(17,721)	—
Issuance of common stock	2,956	1,441

Net cash provided by/(used in) financing activities	(14,765)	89,191
Net increase in cash and cash equivalents	19,099	98,326
Cash and cash equivalents at beginning of period	99,109	18,929

Cash and cash equivalents at end of period	$118,208	$117,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
Common stock
Balance, beginning of period	$36	$35
Issuance of common stock	—	1

Balance, end of period	36	36

Additional paid-in capital
Balance, beginning of period	140,218	129,881
Issuance of common stock	2,962	1,496
Tax benefit from stock options	153	6,500
Compensatory stock options	(1)	(25)

Balance, end of period	143,332	137,852

Treasury stock
Balance, beginning of period	(2,003)	(2,003)
Repurchase of common stock	(17,721)	—

Balance, end of period	(19,724)	(2,003)

Accumulated deficit
Balance, beginning of period	(46,830)	(73,187)
Net income	29,135	14,788

Balance, end of period	(17,695)	(58,399)

Accumulated other comprehensive income/(loss)
Balance, beginning of period	232	547
Net unrealized losses on marketable debt securities	(168)	(90)
Foreign currency translation adjustment	(2)	(11)

Balance, end of period	62	446

Deferred Compensation
Balance, beginning of period	(14)	(42)
Compensatory stock options	10	22

Balance, end of period	(4)	(20)

Total stockholders’ equity	$106,007	$77,912

Comprehensive Income:
Net income	29,135	14,788
Other comprehensive loss:
Net unrealized losses on marketable debt securities	(168)	(90)
Foreign currency translation adjustment	(2)	(11)

Total comprehensive income	28,965	14,687

	Number of Shares
Common stock
Balance, beginning of period	36,101	34,611
Issuance of common stock	1,346	1,371
Repurchase of common stock	(1,000)	—

Balance, end of period	36,447	35,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. (the “Company” or “Sohu”) is a leading provider of comprehensive online products and services to consumers and businesses in the People’s Republic of China (the “PRC” or “China”). The Company, a Delaware corporation, commenced operations in 1996.

The accompanying unaudited consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

2. SEGMENT INFORMATION

During the three months ended September 30, 2004, the Company revised its segment reporting and has reclassified results from e-subscription services other than wireless services to other non-advertising operations and reports wireless as its own segment. The Company mainly operates in three principal segments: advertising, wireless and e-commerce. The amounts for prior periods have been reclassified to conform to current period presentation.

The Company does not allocate any operating costs, including Web site operating costs, or assets to its wireless, e-commerce and other segments as management does not use this information to measure the performance of the operating segments. The segment information has been included in the condensed unaudited consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, respectively.

3. ACQUISITION

On May 31, 2004, the Company, through Sohu.com Limited and its variable interest entities, Beijing Century High Tech Investment Co. Ltd. and Beijing Sohu Internet Information Service Co., Ltd., completed the acquisition of all of the outstanding capital stock of Beijing Goodfeel Information Technology Co., Ltd., a company incorporated in the PRC, and Marvel Hero Limited, a company incorporated in Hong Kong (collectively “Goodfeel”) for total consideration of $18,153,000 consisting of the purchase price of $18,000,000 in cash and estimated other acquisition costs of $153,000. Goodfeel engages in web application protocol services, consisting mainly of ring tone downloads, to mobile phone users in the PRC. The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements.

The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$2,176
Identifiable intangible assets	4,526
Goodwill	11,897

Liabilities assumed	(446)

Total	$18,153

The excess of purchase price over tangible assets and identifiable intangible assets (mainly including content, platform, customer relationships, trademark and non-compete agreements) acquired and liabilities assumed was recorded as goodwill. Identifiable intangible assets associated with the acquisition are amortized over their expected useful lives of one to fifteen years. The allocation of the purchase price is based on the final valuation report from a third party that was finalized in the third quarter of 2004.

The goodwill and intangible assets associated with the acquisition are related to the wireless segment.

4. NET INCOME PER SHARE

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$8,326	$2,671	$29,135	$14,788
Effect of dilutive securities:
Liquidated damages	9	—	166	—
Amortization of offering costs for the zero coupon convertible senior notes	189	166	589	166

Net income adjusted for dilutive securities	$8,524	$2,837	$29,890	$14,954

Denominator:
Weighted average basic common shares outstanding	36,392	35,824	36,332	35,289
Effect of dilutive securities:
Stock options	2,241	4,180	2,429	3,887
Zero coupon convertible senior notes	2,011	1,639	2,011	552

Weighted average diluted common shares outstanding	40,644	41,643	40,772	39,728

Basic net income per share	$0.23	$0.07	$0.80	$0.42

Diluted net income per share	0.21	$0.07	$0.73	$0.38

5. STOCK BASED COMPENSATION

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported:	$8,326	$2,671	$29,135	$14,788
Add: Stock-based compensation expense included in reported net income	(3)	5	10	22
Deduct: Stock-based compensation expense determined under fair value based method	(2,031)	(1,233)	(4,978)	(2,611)

Pro forma net income attributable to common shareholders	$6,294	$1,443	$24,167	$12,199

Basic net income per share:
As reported	$0.23	$0.07	$0.80	$0.42

Pro forma	$0.17	$0.04	$0.67	$0.35

Diluted net income per share:
As reported	$0.21	$0.07	$0.73	$0.38

Pro forma	$0.16	$0.04	$0.61	$0.31

6. VARIABLE INTEREST ENTITIES (“VIEs”) AND RELATED PARTY TRANSACTIONS

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

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of September 30, 2004, the amount of these loans amounted to $5.2 million.

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

Hengda was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Hengda is $1,210,000. High Century and Li Wei hold 80% and 20% interests in Hengda, respectively.

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

Goodfeel was incorporated in the PRC in 2001 and engages in value added wireless services in the PRC. The registered capital of Goodfeel is currently $1,208,000. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in Goodfeel, respectively. In July 2004, High Century and Hengda invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Hengda.

Pursuant to FIN 46, Beijing Sohu, High Century, Hengda, Sohu Internet, and Goodfeel are VIEs and the Company is the primary beneficiary. Accordingly, effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements.

As of September 30, 2004, the aggregate accumulated losses of the above VIEs were approximately $415,000 and have been reflected in the consolidated financial statements.

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

The following table summarizes related party transactions during the three and nine months ended September 30, 2004 and 2003, respectively (in thousands):

Name or description of Related party	Description of transactions	Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Beijing Sohu	Wireless revenues Wireless cost of revenues Ecommerce revenues Ecommerce cost of revenues Service provided by Beijing Sohu	— — — — —	7,403 1,831 692 607 36	— — — — —	26,858 7,598 2,851 2,441 108

Hengda	Other revenues from a related party Cost of other revenues	— —	335 271	— —	669 698

Qinfan, a company controlled by Dr. Zhang’s brother	Delivery service provided by Qinfan	28	22	94	87

An investee of one of the Company’s shareholders	Advertising revenues	104	—	319	—

A Company whose founder, Chief Executive Officer and Chairman is one of the directors of the Company	Advertising revenues	—	—	30	—

In August 2004, we made a $997,000 investment in a game developing company (the “Investee”) which licensed the Company to operate an online game in 2003. As of September 30, 2004, the Company had included (i) $159,000 of receivables from the Investee in prepaid and other current assets and (ii) $190,000 of net licensing fees paid to the Investee in 2003 as non-current assets. During the three months ended September 30, 2004, the Company recorded $25,000 of amortization of the licensing fees paid to the Investee.

7. COMMITMENTS AND CONTINGENCIES

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These risks and uncertainties extend to the ability of the Company to operate an Internet and wireless business and to offer content, advertising, and wireless services in China. Though China has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear regarding in what specific segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in China.

In September 2004, the Company entered into a preliminary agreement with a landlord, pursuant to which the Company will lease certain office and warehouse space. The preliminary agreement includes terms that the lease with respect to approximately 10,372 square meters of the office space will commence on January 1, 2005, the lease with respect to approximately 2,584 square meters of the office space will commence on September 1, 2005 and the lease with respect to approximately 2,580 square meters of the office space will commence on February 1, 2006, with each term ending on December 31, 2009. Upon the expiration of the lease terms, the Company has an option to renew the lease for an additional three-year period.

8. RECENT ACCOUNTING PRONOUNCEMENT

In June 2004, the Emerging Issue Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”). This Issue addresses when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF No. 03-01 is effective for reporting periods beginning after June 15, 2004. The Company does not believe that the adoption of EITF No. 03-01 will have a significant impact on its financial statements.

9. SUBSEQUENT EVENTS

In October 2004, the Board of Directors of the Company continued and expanded the stock repurchase program announced by the Company in April 2004. Under the expanded program, the Company plans to purchase from time to time up to $20 million worth of outstanding shares of its common stock in the open market. This includes approximately $12.2 million which remains unspent from the amount approved in April 2004 and an additional $7.8 million approved by the Board in October 2004.

In October 2004, to further satisfy PRC regulations, the Company entered into loan and share pledge agreements with Deng Xiufeng and Zhou Jing, two employees of the Company, pursuant to which the Company extended loans of $702,000 to Deng Xiufeng and $506,000 to Zhou Jing to purchase all of the shares of Goodfeel. Deng Xiufeng will purchase the 58.1% interest in Goodfeel from High Century and Zhou Jing will purchase the 41.9% interest in Goodfeel from Hengda. In November 2004, the Company entered into loan and share pledge agreements with Wang Jianjun and Wang Xin, two employees of the Company, pursuant to which the Company extended loans of $241,546 to Wang Jianjun and $966,184 to Wang Xin to purchase all of the shares of Hengda. Wang Jianjun will purchase the 20% interest in Hengda from Li Wei and Wang Xin will purchase the 80% interest in Hengda from High Century. The share transfers have been registered with local authorities in the PRC.

Under the loan and share pledge agreements, the four employees of the Company who are shareholders of Goodfeel and Hengda are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of Goodfeel and Hengda are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of Goodfeel and Hengda. The four employees of the Company who are shareholders of Goodfeel and Hengda have pledged their shares in Goodfeel and Hengda as collateral for the loans. The Company believes that the arrangements have no significant impact on the financial statements of the Company.

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

OVERVIEW

We are a leading provider of comprehensive online products and services to consumers and businesses in China, through our comprehensive matrixes of web properties, consisting of the mass portal and leading online media destination www.sohu.com; the online alumni club www.chinaren.com; the games portal www.17173.com; one of the top real estate websites www.focus.cn; the wireless services provider www.goodfeel.com.cn; and one of the top search websites www.sogou.com. We offer our user community very broad choices regarding information, entertainment, communication, wireless and e-commerce. We derive revenues principally from advertising, wireless, e-commerce and online game services.

We were incorporated in August 1996 as Internet Technologies China Incorporated, and launched our original Web site, itc.com.cn, in January 1997. During 1997, we developed Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998 we re-launched our Web site under the domain name sohu.com and in September 1999 we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, and our VIEs, Sohu Internet, Beijing Sohu, Hengda and Goodfeel.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for advertising revenue, accounting for wireless revenues and cost of revenues, accounting for e-commerce revenues, gross versus net basis of revenue recognition, allowance for doubtful accounts, valuation allowance against deferred tax assets and assessment of impairment for goodwill and other intangible assets represent critical accounting policies that reflect more significant judgments and estimates used in the preparation of our consolidated financial statements.

We generate advertising revenue from advertising, sponsorship and retail contracts, most of which are one year or less in duration. Such contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, we provide advertisement placements on various Web site channels and in different formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, we recognize revenue upon payment from the customer.

Sponsorship contracts may include services similar to those in our advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on our Web site, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight line basis over the contract period and when collection of the resulting receivable is reasonably assured provided we are meeting our obligations under the contract. Pursuant to retail advertising contracts, which are normally for lower dollar amounts and are with small and medium size enterprises, we provide services which include listings in our search directory or our classified advertisements section, normally for a fixed annual fee, and priority placements on search results for a fixed fee or variable pricing based on bidding by different competitors. For retail advertising contracts, revenue is recognized as the service is provided, which is normally on a straight line basis over the term of the contract, and collection of the resulting receivable is reasonably assured. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Wireless revenues and corresponding cost of revenues are included within non-advertising revenues and cost of revenues. Wireless revenues are derived from providing short messaging services (“SMS”), multimedia messaging services (“MMS”), web application protocol services (“WAP”) and interactive voice response services (“IVR”), mainly consisting of alumni club and other community products, e-mail, ring tone and logo downloads, news, and various other mobile related products, to mobile phone users. Wireless service fees are charged on a monthly or per message basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on a number of mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value added telecommunication services such as wireless, we rely on Beijing Sohu, Sohu Internet and Goodfeel to contract with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu, Sohu Internet or Goodfeel receives a statement from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement, each operator remits the wireless service fees, net of its service fees, for the month to Beijing Sohu, Sohu Internet or Goodfeel, which are required to transfer the funds to our subsidiary Sohu Era under contractual arrangements. In order to recognize revenue and get paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Beijing Sohu, Sohu Internet or Goodfeel with the monthly statement for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $400,000 (gross margin underestimate of $300,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues represented a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non-advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records. For the three months ended September 30, 2004, 94% of our wireless revenues had been confirmed by the monthly statements received from the mobile operators.

E-commerce revenues are earned primarily from direct sales of consumer products through Sohu’s Web site. We rely on Beijing Sohu to conduct our e-commerce business to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing e-commerce services. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our customers through our Web site, arrange for delivery to our customers. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form. We record product sales net of the estimated amount of returns. We estimate an amount of product returns that is not significant.

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

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $21.2 million net of allowance for doubtful accounts of $0.7 million as of September 30, 2004. If the financial condition of Sohu’s customers or telecom operators were to deteriorate, resulting in their inability to make payments, additional allowance might be required.

As of September 30, 2004, substantially all of our deferred tax assets are related to United States net operating losses. Because substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

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

As of September 30, 2004, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks and customer lists, we amortize the costs over their expected future economic lives. Management judgment is required in the assessment of the economic lives. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determine that the carrying value of intangible assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

As of September 30, 2004, we had not recorded any impairment of our intangibles and goodwill. We are reviewing whether there is any indication of such impairment, which we expect to be completed in the fourth quarter of 2004.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

Total revenues were $25.9 million and $79.1 million for the three and nine months ended September 30, 2004, respectively, as compared to $22.1 million and $55.8 million for the corresponding periods in 2003.

Advertising Revenues

Advertising revenues increased by $6.7 million to $15.5 million for the three months ended September 30, 2004 and increased by $19.8 million to $39.9 million for the nine months ended September 30, 2004 as compared to the corresponding periods in 2003. The increase of $6.7 million for the three months ended September 30, 2004 from the corresponding period in 2003 consisted of: (i) $9.9 million from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $1.3 million net increase in revenues from the advertisers who advertised with us in the three months ended September 30, 2003 and who continued to do so in the three months ended September 30, 2004; and (iii) a $1.0 million increase in fees we receive for listing companies in our search directory, offset by a reduction of $5.5 million in revenues from some of our 2003 advertisers not advertising on our Web site in the three months ended September 30, 2004. The increase of $19.8 million for the nine months ended September 30, 2004 from the corresponding period in 2003 consisted of: (i) $21.4 million from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $4.7 million net increase in revenues from the advertisers who advertised with us in the nine months ended September 30, 2003 and who continued to do so in the nine months ended September 30, 2004; and (iii) a $3.1 million increase in fees we receive for listing companies in our search directory, offset by a reduction of $9.4 million in revenues from some of our 2003 advertisers not advertising on our Web site in the nine months ended September 30, 2004. During the three months ended September 30, 2004, revenues of $2.0 million were generated from our 2004

Olympic channel. No single customer accounted for more than 10% of total advertising revenues for each of the three and nine months ended September 30, 2004 and 2003. Revenue from advertising barter transactions was not recognized but offset cost of advertising revenues. As of September 30, 2004 and 2003, we had $5.4 million and $4.0 million of deferred revenues, respectively.

We expect advertising revenues to be flat or increase in the fourth quarter of 2004 as compared to the third quarter of 2004.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless, e-commerce and other services. Non-advertising revenues decreased by $2.9 million to $10.5 million for the three months ended September 30, 2004 and increased by $3.5 million to $39.3 million for the nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Wireless. Wireless revenues decreased by $3.5 million to $8.1 million for the three months ended September 30, 2004 and increased by $546,000 to $31.7 million for the nine months ended September 30, 2004 as compared to the corresponding periods in 2003. The decrease for the three months ended September 30, 2004 from the corresponding period in 2003 was primarily due to a decrease of $6.9 million in SMS revenue, as a result of the high churn rate of our older products and stricter billing policies enforced by mobile operators, offset by (i) an increase of $1.9 million in revenues from MMS, WAP and IVR and (ii) revenues of $1.5 million as a result of the acquisition of Goodfeel. The increase for the nine months ended September 30, 2004 from the corresponding period in 2003 was primarily due to: (i) an increase of $4.3 million in revenues from MMS, WAP and IVR and (ii) revenues of $2.0 million as a result of the acquisition of Goodfeel, offset by a decrease of $5.8 million in revenues from SMS.

During the three months ended September 30, 2004, wireless revenues of $1.1 million were derived from MMS services. Effective September 1, 2004, our MMS services were temporarily suspended by China Mobile Communication Corporation (“CMCC”) for a one-year period. As a result, we expect no MMS revenues to be derived in the fourth quarter of 2004. We expect SMS revenue to decrease further in the fourth quarter of 2004 as a result of tightened controls over new billing procedures and practices by CMCC and China Unicom Co., Ltd. (“Unicom”). We expect our overall wireless revenues to decrease in the fourth quarter of 2004 as compared to the third quarter of 2004. There could be further decreases in the future.

E-commerce. E-commerce revenues are earned primarily from sales of consumer products through Sohu’s Web site. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 4,000 consumer products, such as books, health care products, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders, arrange for delivery to our customers. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. E-commerce revenues increased by $794,000 to $1.5 million for the three months ended September 30, 2004 and increased by $1.3 million to $4.2 million for the nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Other services mainly include online games, Internet access, and our design of Web sites and provision of Internet software to third parties.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $8.4 million and $26.2 million for the three and nine months ended September 30, 2004, respectively, as compared to $6.9 million and $18.4 million for the corresponding periods in 2003.

Advertising Cost of Revenues

Advertising cost of revenues increased by $1.6 million to $3.6 million for the three months ended September 30, 2004 and increased by $4.4 million to $9.7 million for the nine months ended September 30, 2004 as compared to the corresponding periods in 2003. Advertising cost of revenues includes personnel costs and personnel overhead, content purchases, depreciation and bandwidth. The increase for the three months ended September 30, 2004 from the corresponding period in 2003 was primarily due to a $601,000 increase in office and depreciation expense, a $429,000 increase in content and license fees, a $351,000 increase in personnel expense, a $104,000 increase in retail revenues sharing with partners, a $45,000 increase in traveling and entertainment expenses and a $73,000 increase in other items including training expense and professional fees. The increase for the nine months ended September 30, 2004 from the corresponding period in 2003 was primarily due to a $1.6 million increase in office and depreciation expense, a $1.1 million increase in personnel expense, a $926,000 increase in content and license fees, a $429,000 increase in retail revenues sharing with partners, a $195,000 increase in traveling and entertainment expenses and a $200,000 increase in other items including training expense and professional fees. Our advertising gross margin for the three and nine months ended September 30, 2004 was 77% and 76% as compared to 77% and 73% for the corresponding periods in 2003. Our gross margin for the three months ended September 30, 2004 was unchanged due primarily to the higher cost of sports channels including our 2004 Olympic channel. Our gross margin improved for the nine months ended September 30, 2004 because of the fixed nature of the advertising costs of revenues, which have not increased at the same rate as revenues.

Non-advertising Cost of Revenues

Non-advertising cost of revenues decreased by $117,000 to $4.8 million for the three months ended September 30, 2004 and increased by $3.4 million to $16.5 million for the nine months ended September 30, 2004, as compared to the corresponding periods in 2003. The increases are consistent with revenue growth.

Wireless. Wireless cost of revenues decreased by $855,000 to $3.0 million for the three months ended September 30, 2004 and increased by $1.7 million to $11.3 million for the nine months ended September 30, 2004, as compared to the corresponding periods in 2003. Wireless cost of revenues consists mainly of collection and wireless transmission charges paid to third party network operators, expenses related to notices of penalties and complaints from CMCC subsidiaries based on allegations of the breach of certain provisions of agreements with the mobile network operators, and fees or royalties paid to third party content providers for services and content associated with our wireless services. The collection and transmission charges vary between third party operators and include a gateway fee of $0.006 to $0.0151 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 30% of total fees collected by the third party operators from mobile phone users and paid to us. Content costs are immaterial as compared to collection and transmission charges. Wireless cost of revenues does not include allocations for Web site operating costs. Our wireless gross margin was 63% and 64% for the three and nine months ended September 30, 2004, respectively, as compared to 67% and 69% for the three and nine months ended September 30, 2003. Wireless gross margin decreased primarily because revenues from high gross margin products decreased. We expect wireless gross margins to decrease by a few points in the coming quarters, after which gross margins are expected to stabilize.

E-commerce. E-commerce cost of revenues was $1.5 million and $4.1 million for the three and nine months ended September 30, 2004, as compared to $0.6 million and $2.5 million for the three and nine months ended September 30, 2003, respectively. E-commerce cost of revenues consists mainly of the purchase price of consumer products sold and inbound and outbound shipping charges. E-commerce cost of revenues does not include allocations for Web site operating costs. The change in e-commerce cost of revenues from the comparative period in 2003 is attributable to the change in sales volume. Our e-commerce gross margin was 2% for each of the three and nine months ended September 30, 2004, respectively, as compared to 9% and 11% for the three and nine months ended September 30, 2003. For the three months ended September 30, 2004, approximately 3.5 percentage points of the reduction in gross margin were attributable to our providing free delivery for orders greater than $6 and approximately 3.5 percentage points of the reduction were attributable to our lowering sales prices of our products, both of which we instituted in response to product pricing pressures from our competitors in e-commerce, including Joyo, Bertelsmann Online and Dang Dang, and our initiative to gain market share among consumers in Beijing. For the nine months ended September 30, 2004, approximately 3.5 percentage points of the reduction in gross margin were attributable to our providing free delivery for orders greater than $6 and approximately 5.5 percentage points of the reduction were attributable to our lowering sales prices of our products.

Product Development Expenses

Product development expenses increased by $494,000 to $2.5 million for the three months ended September 30, 2004 and increased by $791,000 to $6.4 million for the nine months ended September 30, 2004, as compared to the corresponding periods in 2003. The increase for the three months ended September 30, 2004 from the corresponding period in 2003 was primarily due to a $560,000 increase in personnel expense for additional employees to support our increased investment in our products and online games development and a $49,000 increase in other items including traveling and entertainment expenses, professional fees and communications, offset by a $115,000 decrease in office and depreciation expense. The increase for the nine months ended September 30, 2004 from the corresponding period in 2003 was primarily due to a $1.1 million increase in personnel expense for additional employees and a $150,000 increase in other items including traveling and entertainment expenses, professional fees and communications, offset by a $461,000 decrease in office and depreciation expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.8 million to $4.6 million for the three months ended September 30, 2004 and increased by $4.6 million to $12.0 million for the nine months ended September 30, 2004, as compared to the corresponding periods in 2003. The increase for the three months ended September 30, 2004 from the corresponding period in 2003 was primarily due to a $972,000 increase in advertising and promotion expense to support our marketing strategy, a $349,000 increase in personnel expenses, primarily the result of increased bonuses and commissions from increased advertising revenues, a $202,000 increase in traveling and entertainment expenses, a $154,000 increase in bad debt expense, and a $84,000 increase in other items including office and depreciation expense and professional fees. The increase for the nine months ended September 30, 2004 from the corresponding period in 2003 was primarily due to a $2.2 million increase in advertising and promotion expense, a $1.1 million increase in personnel expenses, primarily the result of increased bonuses and commissions, a $529,000 increase in traveling and entertainment expenses, a $490,000 increase in bad debt expense, and a $273,000 increase in other items including office and depreciation expense and professional fees.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million to $2.2 million for the three months ended September 30, 2004 and increased by $2.0 million to $5.5 million for the nine months ended September 30, 2004, as compared to the corresponding periods in 2003. The increase for the three months ended September 30, 2004 was primarily due to a $673,000 increase in professional fees, a $170,000 increase in personnel expenses, a $94,000 increase in other items including office, depreciation and training expenses, and a $92,000 increase in traveling and entertainment expenses. The increase for the nine months ended September 30, 2004 was primarily due to a $851,000 increase in professional fees, a $641,000 increase in personnel expenses, a $155,000 increase in traveling and entertainment expenses and a $311,000 increase in other items including office, depreciation and training expenses.

Amortization of Intangibles

Amortization of intangibles of $368,000 and $905,000 for the three and nine months ended September 30, 2004, respectively, was related to the acquisitions of the Focus.cn and 17173.com Web sites in the fourth quarter of 2003 and of Goodfeel in the second quarter of 2004. There was no amortization of intangibles recorded during the three and nine months ended September 30, 2003.

Operating Profit

As a result of the foregoing, we had an operating profit of $7.9 million and $28.0 million for the three and nine months ended September 30, 2004 as compared to $9.2 million and $20.8 million for the three and nine months ended September 30, 2003.

Other Expense

For the three and nine months ended September 30, 2004, other expense of $190,000 and $594,000, respectively, consisted mainly of amortization of the offering costs of our zero coupon convertible senior notes. For the three and nine months ended September 30, 2003, other expense of $552,000 and $743,000, respectively, consisted mainly of valuation allowances for long-term loans to related parties and amortization of the offering costs of our zero coupon convertible senior notes.

Interest Income

For the three and nine months ended September 30, 2004, interest income was $641,000 and $1.8 million, as compared to $532,000 and $1.2 million for the three and nine months ended September 30, 2003. The increases were mainly due to our increased cash balance and marketable securities, as a result of our private placement of zero coupon convertible senior notes in July 2003 and an increase in our profits, and to a lesser extent an increase in interest rates.

Income Tax Expense

Income tax expense decreased to $38,000 and $162,000 for the three and nine months ended September 30, 2004, respectively, as compared to $6.5 million of income tax expense for each of the corresponding periods in 2003. The decreases in income tax expense are the result of a tax restructuring undertaken during the three months ended September 30, 2003.

Net Income

As a result of the foregoing, we had net income of $8.3 million and $29.1 million for the three and nine months ended September 30, 2004, as compared to net income of $2.7 million and $14.8 million for the corresponding periods in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through sales of equity securities and convertible notes, and cash provided by operations. From inception through September 30, 2004, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes, as described below. Sohu invests its excess cash in marketable debt securities of high quality investment grade. As of September 30, 2004, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $137.3 million as compared to $142.6 million as of December 31, 2003.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. We have filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes, which registration statement was declared effective by the Securities and Exchange Commission on July 8, 2004. Because the registration statement was not declared effective by January 10, 2004, we were required to pay liquidated damages of $166,000, consisting of interest on the outstanding principal of the notes at the initial annual rate of 0.25% for the first 90 days after January 10, 2004 and thereafter until July 8, 2004 at the annual rate of 0.50%.

In October 2004, our Board of Directors continued and expanded the stock repurchase program we announced in April 2004. Under the expanded program, we plan to purchase from time to time up to $20.0 million worth of outstanding shares of our common stock in the open market. This includes approximately $12.2 million which remains unspent from the amount approved in April 2004, and an additional $7.8 million approved by the Board in October. Any such purchases will depend upon market conditions. Management does not believe the repurchases will have a material effect on Sohu’s liquidity.

Net cash provided by operating activities was approximately $34.1 million for the nine months ended September 30, 2004, and was primarily attributable to our net income of $29.1 million, depreciation and amortization of other assets of $4.2 million, amortization of intangibles of $905,000, and other adjustments of $587,000 for non-cash activities, offset by $798,000 of cash used as working capital. Net cash provided by operating activities was $29.3 million for the nine months ended September 30, 2003, primarily due to our net income of $14.8 million for the period, tax benefits from stock options of $6.5 million, depreciation and amortization of $3.6 million, other adjustments of $580,000, and a decrease of $3.8 million in working capital.

Net cash used in investing activities was $193,000 for the nine months ended September 30, 2004, and was primarily attributable to $17.0 million used in the acquisition of Goodfeel, the purchase of fixed assets of $5.2 million and the acquisition of other assets of $2.3 million, largely offset by cash received from matured marketable debts of $24.2 million. Net cash used in investing activities was $20.2 million for the nine months ended September 30, 2003, primarily due to long term investments in marketable debt securities of $19.1 million, the purchase of fixed assets for $2.3 million and the acquisition of other assets of $1.4 million, partially offset by $2.6 million in cash included in VIEs.

Net cash used in financing activities was $14.8 million for the nine months ended September 30, 2004 and was attributable to $17.7 million of repurchases of one million shares of our common stock offset by $3.0 million of proceeds from the issuance of common stock pursuant to our stock incentive plan. Net cash provided by financing activities was $89.2 million for the nine months ended September 30, 2003, due to net proceeds of $87.8 million from the private placement of our zero coupon convertible senior notes and proceeds of $1.4 million from issuance of common stock pursuant to our stock incentive plan.

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

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. We had an accumulated deficit of approximately $17.7 million at September 30, 2004. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Although we recorded net profits varying from $112,000 to $11.6 million from the quarter ended September 30, 2002 through the quarter ended September 30, 2004, we may not sustain profitability or our profitability could decrease.

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

We began offering products and services under the www.Sohu.com Web site in February 1998. Accordingly, we have a limited operating history upon which investors can evaluate our business. In addition, our senior management and employees have worked together at our company for only a relatively short period of time. As an early stage company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	increase our online advertising revenues;

•	build our wireless, online game and e-commerce businesses successfully;

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer; and

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings.

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

As a result, we believe that year-to-year and quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, we have experienced very high growth rates in certain business lines in the past and there may be expectations that these growth rates will continue. It is likely that in some future quarter, our operating results will be below the expectations of public market analysts and investors. In this event, the trading price of our common stock may fall.

We face intense competition which could reduce our market share and adversely affect our financial performance.

The PRC Internet market is characterized by an increasing number of entrants because, among other reasons, the barriers to entry are relatively low. The market for Internet services and products, particularly wireless, online advertising, e-commerce and Online search and retrieval services, is intensely competitive. In addition, the Internet industry is relatively new and constantly evolving and, as a result, our competitors may better position themselves to compete in this market as it matures.

There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Our major competitors in China include (i) U.S. listed and China based companies, such as Sina Corporation, Netease, Shanda, Tom Online, Kongzhong, and Linktone; (ii) Hong Kong listed companies such as Tencent; and (iii) major United States Internet companies, such as Yahoo! Inc and Google. These competitors may also improve or enhance their positions in the PRC Internet market through mergers and acquisitions. In addition, we may face competition from existing or new domestic PRC Internet companies. These competitors may have certain advantages over us, including:

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Web sites. Advertising revenues represented approximately 50% and 36% of our total revenues for the nine months ended September 30, 2004 and September 30, 2003, respectively.

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

The development of Web software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. The expansion of advertisement blocking on the Internet may decrease our revenues because when an advertisement is blocked, it is not downloaded from our advertisement server. As a result, such advertisements will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on our websites because of the use by third parties of Internet advertisement blocking software.

We rely on wireless services for a significant portion of our revenues. Wireless revenues decreased in the first, second and third quarters of 2004 and will likely decrease further in the future.

We derive a significant portion of our revenues from wireless services. We derive our wireless revenue from providing SMS, MMS,

WAP and IVR, mainly consisting of alumni club and other community products, e-mail, ringtone and logo downloads and news, to mobile phone users. For the nine months ended September 30, 2004 and September 30, 2003, wireless revenues represented approximately 40% and 56%, respectively, of our total revenues. Wireless revenues decreased in the first, second and third quarters of 2004. Wireless revenues may decrease further in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Currently over 50% of our SMS revenue is from consumers who subscribe for individual services for which we charge a monthly fee ranging from approximately $0.36 to $3.60. During the quarter ended September 30, 2004, we continued to churn out of our old community products, which led to a downward trend of our wireless revenues from SMS services.

•	We rely on revenue growth from new wireless services such as WAP and IVR. We are not certain that revenues from these services will become a significant portion of our total wireless revenues.

•	We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area;

•	Changes in government policy could restrict or curtail the services which we provide; and

•	The maximum SMS fees we are able to charge mobile phone users may be reduced. Certain CMCC subsidiaries have required us to reduce fees in the past, and other CMCC subsidiaries may require us to reduce fees in the future.

•	CMCC and its subsidiaries are establishing a new billing platform, have required us to switch to this platform in certain provinces, and may require us to switch to this platform in other provinces in the near future. The new platform resulted and may result in higher failure rates or lower revenues associated with changes in the billing procedures. As a result, SMS revenues may further decrease.

•	Effective September 1, 2004, our MMS services were temporarily suspended by CMCC for a one-year period. As a result, we expect no MMS revenues to be derived during the suspension period.

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

Our wireless services depend mainly on the cooperation of CMCC and its subsidiaries and Unicom and its subsidiaries. We rely on CMCC and Unicom in the following ways:

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

We face significant risks with respect to our arrangements with CMCC and Unicom, such as the following, which could adversely affect our wireless revenues:

•	We provide wireless services through our Web site and record the delivery of the service in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 86% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur.

•	CMCC and its subsidiaries are establishing a new billing platform, have required to switch to this platform in certain provinces, and may require us to switch to this platform in other provinces in the near future. The new platform resulted and may result in higher failure rates or lower revenues associated with changes in the billing procedures.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our contract with Unicom will expire in March 2005. Our contracts with CMCC expire at various times from November 2004 to May 2006. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. Based on recent communications with an operator, certain subsidiaries of the operator are considering increasing their service fees.

•	We rely on the operators to collect on our behalf the wireless service fees which they have billed to the mobile customers. If an operator refuses to pay us or limits the amount of wireless service fees which can be billed in a month, our revenues could be adversely affected. We also are required to follow the operators’ guidance in setting up wireless service fees. If an operator requires us to reduce the wireless service fees charged to mobile customers, our revenue could decrease significantly.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our wireless services. For example, effective September 1, 2004, our MMS services have been temporarily suspended by CMCC for one year, based on allegations that Beijing Sohu breached certain provisions of its agreement with a CMCC subsidiary.

•	CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time. In the third quarter of 2004, the ranking of Goodfeel went down from first page to second page on the Monternet browser. As a result, the growth of WAP revenues was lower than expected. Our ranking may drop further.

•	If CMCC or Unicom were unwilling to cooperate with us, we would not be able to find substitute partners.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our wireless revenue would be adversely affected.

•	CMCC and Unicom have both recently changed their operating regulations and may make any further changes at any time. Such recent or any such future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreement with CMCC or Unicom under new billing rules or revised operation procedures, or having our service discontinued with or without notice. Changes in these operating regulations could also have a material impact on our revenue. For example, in July 2003, CMCC disallowed us from using third party Web sites which do not have Internet content provider licenses, or Web site union, to promote our e-subscriptions products.

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

We completed the acquisitions of 17173.com and Focus.cn in November 2003 and the acquisition of Goodfeel in May 2004. As a result of the acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of 17173.com, Focus.cn and Goodfeel. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased advertising and wireless revenues.

We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. At September 30, 2004, our goodwill and amortizable intangible assets arising from acquisitions were $51.6 million.

We will not be able to attract visitors, advertisers, wireless, e-commerce and online game customers if we do not maintain and develop the Sohu brand.

Maintaining and further developing our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, wireless, e-commerce and online game customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

Our success in promoting and enhancing our brand, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brand successfully or if visitors to our websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers, and wireless and e-commerce customers.

If we fail to establish and maintain relationships with content and technology providers and mobile network operators, we may not be able to attract and retain users.

We rely on a number of third party relationships to attract traffic and provide content in order to make our websites more attractive to users and advertisers. Some content providers have increased the fees they charge us for their content. This trend could increase our operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. In addition, much of the third party content provided to our websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic and we may lose certain exclusive deals when they are up for renewal.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Zhang, who is the founder, chief executive officer and a major shareholder of our company and the president of Beijing Sohu and High Century. We rely on his expertise in our business operations and on his personal relationships with some of our principal shareholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, High Century, and Hengda. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology and sales staff for the operation of Sohu. Given the competitive nature of the industry, the risk of key technology and sales staff leaving Sohu is high and could have a disruptive impact on our operations.

Rapid growth and a rapidly changing operating environment strain our limited resources.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As our audience and their Internet use increase, as the demands of our audience and the needs of our customers change and as the volume of online advertising, wireless, e-commerce and online gaming activities increases, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	adapt our services and maintain and improve the quality of our services;

•	protect our Web site from hackers and unauthorized access;

•	continue training, motivating and retaining our existing employees and attract and integrate new employees; and

•	develop and improve our operational, financial, accounting and other internal systems and controls.

The relocation of our Beijing head office may adversely affect our business.

We plan to move our Beijing head office to Beijing Zhongguancun Science Park in late 2004 and early 2005. This move may adversely affect our business in a number of ways, including the following:

•	Our current office is located in the mid-eastern part of Beijing, which is a well-developed business district and attracts many well-known international companies, while our new office is in the northwestern part of Beijing, which is a newly-developed area and lacks abundant business facilities. This may inconvenience our business associates when they visit Sohu.

•	Because (i) the new office is located in a relatively remote area, especially when compared to the area where our current office located, and (ii) many employees have purchased real estate near the area where our current office is located, a significant number of our employees may leave Sohu.

•	We may lose some business and our revenue could be affected as a result of the change in address and telephone number caused by the office move.

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

We conduct our Internet and value added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, and VIEs Sohu Internet, Beijing Sohu, Hengda and Goodfeel. We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC and Sohu Era, is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, e-commerce and certain other industries, we have established Beijing Sohu, High Century, Hengda and Sohu Internet, which are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu. As of September 30, 2004, Sohu had invested $5.2 million in Beijing Sohu, High Century, Hengda and Sohu Internet through loans to officers and employees. In 2000, we extended loans of $242,000 to Dr. Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Zhang. In 2001 and 2002, we made loans totaling $4.6 million to Dr. Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In June 2003, we loaned $121,000 to an employee of the company for the purpose of funding an investment in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of Sohu. The $121,000 investment represents a 10% interest in Sohu Internet with High Century and Hengda holding 40% and 50% interests, respectively. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. In July 2004, High Century and Hengda invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Hengda. In October 2004, we loaned $1,208,000 to two employees of the company to purchase the interests in Goodfeel from High Century and Hengda. In November 2004, we loaned $1,208,000 to another two employees of the company to purchase the interests in Hengda from the original shareholders. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda, Sohu Internet or Goodfeel.

The PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. In addition, new PRC Internet laws and regulations were recently adopted. Accordingly, it is possible that the PRC government can ultimately take a view contrary to ours.

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

At September 30, 2004, Sohu had provided long-term loans of $5.2 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Zhang and 20% by certain of our employees, Hengda, which is owned 80% by High Century and 20% by an employee, and Sohu Internet, which is owned 50% by Hengda, 40% by High Century and 20% by an employee. Beijing Sohu, High Century, Hengda and Sohu Internet are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. In addition, in May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. In July 2004, High Century and Hengda invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Hengda. In October 2004, we loaned $1,208,000 to two employees of the company to purchase the interests in Goodfeel from High Century and Hengda. In November 2004, we loaned $1,208,000 to another two employees of the company to purchase the interests in Hengda from the original shareholders.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of Goodfeel, High Century, Hengda, Sohu Internet or Beijing Sohu to us, (ii) the shares of Goodfeel, High Century, Hengda, Sohu Internet or Beijing Sohu cannot be transferred without our approval, and (iii) we have the right to appoint all directors and senior management personnel of Goodfeel, High Century, Hengda, Sohu Internet and Beijing Sohu. Dr. Zhang and the other employee borrowers have pledged all of their shares in Goodfeel, High Century, Hengda, Sohu Internet and Beijing Sohu as collateral for the loans and the loans bear no interest and are due on demand after October 2006, in the case of Goodfeel, after November 2003, in the case of High Century, the earlier of a demand or 2010, in the case of Beijing Sohu, after November 3, 2006, in the case of Hengda, and after June 2004, in the case of Sohu Internet, or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of Goodfeel, Beijing Sohu, Hengda, Sohu Internet and High Century, which is uncertain.

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

Because we conduct our Internet operations only in the PRC, and because we are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, Hengda, High Century, Sohu Internet and Goodfeel in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu and Sohu Internet could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, Hengda, High Century, Sohu Internet and/or Goodfeel fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law, which we cannot assure you would be effective or sufficient.

Dr. Zhang, our chief executive officer and a major shareholder of our company, is also the direct and indirectly majority shareholder of Beijing Sohu, High Century and Sohu Internet. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

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

The Ministry of Information Industry, or MII, has stated that the activities of Internet content providers are subject to regulations not only by MII but also by various other PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulations currently include online advertising, online news reporting, online publishing, online securities trading, wireless and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be wireless subject to regulations in the future.

Our operations may not be consistent with these new regulations when put into effect and, as a result, our business could be severely impaired and we could be subject to severe penalties as discussed above.

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

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to “Sohu.com,” “focus.cn,” “17173,” “Goodfeel” and “Sogou”.

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

We may be subject to, and may expend significant resources in defending against claims based on the content and services we provide over all of our websites.

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

We could be exposed to liability for the selection of listings that may be accessible through our websites or through content and materials that our visitors may post in classifieds, message boards, chat rooms or other interactive services. If any information provided through our services contains errors, third parties may make claims against us for losses incurred in reliance on the information. We also offer Web-based e-mail and subscription services, which expose us to potential liabilities or claims resulting from:

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Beijing ITC, Sohu Era and Sohu Software, are wholly-foreign owned enterprises, or WFOEs, because they are wholly-owned by our indirect subsidiary, Sohu Hong Kong, a foreign person under PRC law. Beijing ITC, Sohu Era and Sohu Software are subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

If tax benefits presently available to certain of our subsidiaries and VIEs located in China were not available, the income tax rate on most of our profits in China could increase from 0% to 33%.

Our China-based subsidiaries Sohu Era and Sohu Software and our VIE Sohu Internet enjoy tax benefits which are available to “new technology enterprises.” Presently, PRC law requires that a company, in order to be considered a “new technology enterprise”: (i) operate in the high-tech industry (which includes the Internet industry), (ii) be incorporated and operating in High and New Technology Development Zones, including Beijing Zhongguancun Science Park, (iii) receive 60% of its revenue from high-tech products or services, and (iv) have at least 20% of its employees involved in technology development. Each year new technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements.

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

We currently expect most of our income to be earned from Sohu Era. In addition to the office in Beijing Zhongguancun Science Park, Sohu Era also has offices outside Beijing Zhongguancun Science Park where portions of its operations are located. We believe that substantially all of Sohu Era’s services are ultimately delivered in Beijing Zhongguancun Science Park. However, the relevant tax authorities could challenge whether Sohu Era is operating outside Beijing Zhongguancun Science Park, which could result in a withdrawal of the approval of the tax benefits by the tax authorities. We plan to move all of Sohu Era’s operations into Beijing Zhongguancun Science Park in early 2005.

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

Currently, Beijing ITC or Sohu Era may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Beijing ITC or Sohu Era may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE. This could affect Beijing ITC’s or Sohu Era’s ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. On July 15, 2003, the trading price of our common stock reached a record high of $43.40. During the nine months ended September 30, 2004, the trading price of our common stock ranged from a low of $13.56 per share to a high of $40.15. On October 29, 2004, the closing price of our common stock was $16.75 per share.

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

There were 36,447,331 shares of our common stock outstanding as of September 30, 2004, as well as options to purchase an additional 3,848,400 shares of our common stock. Of the outstanding shares, 25,424,216 were issued prior to the initial public offering of our common stock. These shares are either freely tradable without restriction under Rule 144(k) under the Securities Act of 1933 or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

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

We issued $90.0 million of zero coupon convertible senior notes due July 2023 which we may not be able to repay in cash and could result in dilution of our basic earnings per share.

In July 2003, we issued $90.0 million aggregate principal amount of zero coupon convertible senior notes due July 2003. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. We may also be required to repurchase all of the notes following a fundamental change of Sohu, such as a change of control, prior to maturity. We may not have enough cash on hand or have the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our basic earnings per share.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our chief executive officer, Dr. Zhang, beneficially owns approximately 23% of the outstanding shares of our common stock and is our largest stockholder. Our chief executive officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 26% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of September 30, 2004, unrealized gains of $67,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

INTEREST RATE RISK

Our investment policy limits our investments of excess cash in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investments in fixed rate debt securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

During the three months ended September 30, 2004, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2004

SOHU.COM INC.
By:	/s/ Carol Yu
Chief Financial Officer (Principal
Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended September 30, 2004

EXHIBITS INDEX

10.1	Preliminary Agreement among Beijing Sohu New Era Information Technology Co. Ltd. and Vision Huaqing (Beijing) Development Co. Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC)

10.2	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng

10.3	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing

10.4	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Jianjun

10.5	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Xin

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu