Form 10-K
period 2004-12-31
SOHU COM INC
filed 2005-03-25
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-30961

SOHU.COM INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0204667
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Level 12, Vision International Center

No. 1 Unit Zhongguancun East Road, Haidian District

Beijing 100084

People’s Republic of China

(Address of principal executive offices)

(011) 8610-6272-6666

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

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2004 as reported on the Nasdaq National Market, was approximately $515 million.

As of February 28, 2005, there were 35,742,314 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2005 Annual Meeting of Stockholders to be filed on or about April 12, 2005 are incorporated into Part III of this report.

SOHU.COM INC

1

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), and Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), and our Variable Interest Entities (or VIEs) Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), Beijing Sohu Internet Information Service Co. Ltd. (or Sohu Internet) and Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel) and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview

We are one of the leading providers of comprehensive online products and services to consumers and businesses in China, through our comprehensive network of Web properties, consisting of the mass portal and leading online media destination www.sohu.com; the leading youth community Website www.chinaren.com; one of the leading games information portals www.17173.com; one of the top real estate Websites www.focus.cn, the wireless value-added services provider www.goodfeel.com.cn; and one of the top search Websites www.sogou.com. Our Web properties offer the vast Sohu user community very broad choices regarding information, entertainment, communication and commerce. According to the China Online Media Research Report published in January 2005 by Shanghai IResearch Co., Ltd., Sohu’s Websites (including sohu.com, chinaren.com, 17173.com, focus.cn and sogou.com) have the highest number of Website visitors as monitored by Alexa Internet.

We were incorporated in Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory and search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name sohu.com and, in September 1999, we re-named our company Sohu.com Inc. On October 18, 2000, we completed the acquisition of ChinaRen Inc., the leading youth community Website in China. On November 24, 2003, we completed the acquisition of Kylie Enterprises Limited, the owner of 17173.com, a Website providing information about multiplayer online games in China. On November 25, 2003, we completed the acquisition of All Honest International Limited, the owner of focus.cn, the Website providing information about real estate in Beijing and Shanghai. On May 31, 2004, we completed the acquisition of Marvel Hero Limited and Goodfeel, a leading Chinese provider of value-added mobile data services for Wireless Application Protocol, or WAP. Through acquisition and successful integration of these companies, we have built one of the most comprehensive matrixes of Web properties in China.

Substantially all of our operations are conducted through our indirect wholly owned PRC subsidiaries Beijing ITC and Sohu Era, and our VIEs Sohu Internet, Beijing Sohu, Hengda and Goodfeel. Over the past three to four years, our business model has expanded from advertising to include certain major business lines - advertising, search and directory, wireless, e-commerce and “others” (which includes online games and Internet access), targeting both corporate clients and individual consumers. We started the e-commerce portion of our business in 2000, selling consumer products through store.sohu.com. In 2001 we began to provide wireless services for mobile phone users through sms.sohu.com. We have since expanded our wireless services to include short messaging services, or SMS, multimedia messaging services, or MMS, interactive voice response, or IVR, Ring Back Tone, or RBT, and WAP. We launched our first multiplayer online game, Knight Online, in 2003. In July 2004 we launched our second multiplayer online game, Blade Online. In August 2004, we introduced our new, all-inclusive, proprietary search engine under the brand name Sogou through sogou.com. On February 25, 2005, we launched our upgraded search engine Sogou 2.0 with an expanded breadth of 500 million Chinese language indexed web pages, higher updating speed and shorter search time.

Properties and Services

We provide an array of products and services to our users through our Web properties, including aggregated content, search and directory, wireless services, e-commerce, online games, free and premium e-mail, and enterprise services. We derive revenue primarily through the sale of advertising, wireless, e-commerce and multiplayer online game services.

Web Properties

We organize our portal around five Internet properties, with Sohu.com being the Website attracting the highest level of Internet traffic. On all of our Websites, we offer basic content to our users free of charge and also provide some of our content on a fee or subscription basis. Sohu.com’s homepage offers a comprehensive guide to aggregate content, communication tools, wireless services, e-commerce services and multiplayer online games. The Website www.chinaren.com offers over 54 million registered users an online alumni club. The 17173.com Website offers comprehensive information and bulletin boards on the online games available in the Chinese market. The Website www.focus.cn offers real estate information and bulletin boards regarding six major Chinese cities. The www.goodfeel.com.cn Website offers a platform for our wireless WAP services.

Aggregated Content

We aggregate content on a variety of topics, organized around 25 main channels. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. We also have regional Websites in 12 different cities in China. As of December 31, 2004, we had over 1000 content partners, which enable us to provide a wide range of content offerings. Our content partners are leading Chinese language media and information providers in a variety of fields with coverage of major cities in China. Our arrangements with our content partners are typically short-term and not exclusive.

All of our channels, including co-branded third party content on our portal, are defined by the following features, that together constitute the distinct Sohu “look and feel”: the Sohu.com logo, our “search fox” mascot that displays different postures in different channels, the navigation bar, the color combination, the size and type of the Chinese characters, the large spacing used in our directories and the reporting style. The first row of the navigation bar remains the same in each channel, listing the 25 main channels; the links in the second row of the navigation bar are selected to reflect users’ interests in that specific channel. Below are descriptions of some of our main channels.

News	Delivers a comprehensive selection of local, national and international news from newspapers, magazines and other information providers throughout China. Full text search is available on each page.

Sports	Provides the latest in national and international sports headlines, results, commentaries and analyses.

Business and Finance	Features business and financial news provided by leading financial information services in China covering both domestic and international market. Users can retrieve real-time stock quotes, exchange rates, annual reports, research reports and other information on selected listed companies in China.

Information Technology	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese companies in the information technology industry. Features information technology news, product reviews and software downloads.

Automobile	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese automakers. Also provides automobile features, news, and product reviews.

Real Estate	Combined with focus.cn, the top real estate Website we acquired in 2003, this site offers directories of apartment and other residential housing listings in six major cities in China, and publishes advice on general real estate matters.

Entertainment	Contains extensive coverage of the entertainment arenas that are of interest to Chinese users, including dining, movies, television programs, plays, operas and popular and classic music.

Music	Provides dedicated news and stories on singers and industry developments, billboard listings for popular songs, and the ability to download the latest albums.

Women	Covers a broad range of lifestyle-related topics that are of particular interest to Chinese women, including fashions and trends, beauty, society, emotion and other areas.

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users that are important in promoting user affinity to our portal network:

Alumni Club	Alumni Club is a data base service containing information on schools, classes and classmates that allows classmates to communicate and find each other. At December 31, 2004, there were approximately 54 million registered users.

Instant Messaging Services	Our “SOQ” offers real time chat.

E-Mail	We offer e-mail to our users with up to two-gigabyte free memory. We also offer e-mail access via mobile phone, for which users pay a monthly subscription fee.

Message Boards	Users can post and exchange information on message boards covering 36 main topics ranging from education and immigration to fashion and sports.

Advertising

The focus of our marketing strategy is to generate brand and product awareness for Sohu.com with advertisers, Chinese Internet users and the Chinese public at large. During the year ended December 31, 2004, we spent approximately $6.1 million in advertising and promotion expenses. As a result of the media attention afforded to us as a pioneer of the PRC Internet industry, we have been able to generate substantial public awareness of Sohu in China.

We rely on both direct sales of our online advertisements by our internal sales force and by advertising agents to sell advertising on our Websites. Our online advertising products include banners, links, logos, buttons and stream advertisements placed on our Websites and sponsorships that typically focus on a particular event or a particular Website area. We charge advertisers daily or hourly rates for banners, links, logos, buttons and stream advertisements. Sponsorship contracts for a particular area of a Website or for a particular event may require fixed payments over the contract period. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our Website. Discounts from standard rates are typically provided for higher-volume, longer-term advertising contracts, and may be provided for promotional purposes.

During the year ended December 31, 2004, approximately 1,000 different companies advertised on our Websites. Our customers included multinational companies that are mainly Fortune 500 companies that have significant operation in Chinese markets, as well as numerous Chinese domestic companies, which are mainly medium or large size companies. We will continue to target Chinese domestic and multinational companies as our key advertisers. In 2004, our five largest advertisers accounted for approximately 8% of total advertising revenues. Sohu has entered into agreements with each of these advertisers. Most of these agreements have a period of less than 12 months and none of these agreements can be terminated prior to expiration without our approval. Also, each agreement requires payment within 60 days following the delivery of the advertising services.

We also include revenues from sponsored search in advertising revenues. Our sponsored search is aimed at small and medium sized enterprises which pay fees to list on our Websites for search results or in our directory. At December 31, 2004, we had approximately 80,000 small and medium enterprises which had paid to list on our Websites for search results and our directory. In addition, we generate sponsored search revenues from bidding listing services, through which the clients bid for placement of their Website links on our Websites.

As of December 31, 2004, our sales and marketing offices were mainly located in Beijing, Shanghai, Guangzhou, Fuzhou and Hong Kong. We intend to further expand and develop our advertising sales organization in the Chinese market. We market our paid search services through our Website and internal sales force, and through the use of distribution agents.

As of December 31, 2004, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $18.0 million, of which $600,000 of services were not required to be provided by December 31, 2005. $17.4 million of such services are considered backlog. Based on our advertisers’ existing contractual obligations, we expect that $600,000 of such obligations will not be fulfilled by December 31, 2005.

As of December 31, 2003, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $14.2 million, of which $1.1 million of services were not required to be provided during the twelve months ended December 31, 2004. Of the total contracted amount of $14.2 million, $1.1 million was not fulfilled by December 31, 2004.

Search

In 2004, we launched our new search engine: www.sogou.com. The new search engine performs a pioneering interactive search through a built-in algorithm that combines the results generated from the hundreds of thousands of manually selected high-quality Websites in Sohu’s directory with hundreds of millions of pages that the engine searched from the World Wide Web. The user is taken through a fast and convenient interactive process to arrive at the most relevant selection of the integrated Website and page search results. On February 25, 2005, we launched our upgraded search engine Sogou 2.0 with an expanded breadth of 500 million Chinese language indexed web pages, higher updating speed and shorter search time.

Wireless

Sohu operates as a service provider to China’s leading mobile operators, offering a wide range of wireless products focused on entertainment, media and communications. We make these products available to our users via a broad choice of technologies - SMS, MMS, WAP, IVR, RBT and K-Java based platforms. We provide wireless services through Chinese mobile network operators, including CMCC and China Unicom Co., Ltd., or Unicom, and their subsidiaries.

We offer a variety of products and services to our users through wireless phones and PDAs. Users can subscribe to receive news, alerts and other information, download ring tones and logos, access email and alumni clubs, participate in dating and friends matching as well as games, and order other mobile related contents. Wireless service fees are charged on a monthly or per message basis. We charge our monthly service users fees ranging from $0.1 to $3.6 per month and we charge our per-message users fees ranging from $0.01 to $0.54 per message. For the year ended December 31, 2004, approximately 80% of our SMS revenue was derived from consumers who subscribe for monthly services.

Pursuant to the agreements with CMCC and Unicom, these mobile network operators collect from mobile phone users the wireless service fees on our behalf and make payments to us after deducting a percentage of revenues as gateway fees and service fees. Because of governmental restrictions on foreign investment in the value-added telecommunications area, we use our VIEs Beijing Sohu, Sohu Internet and Goodfeel to contract with the mobile network operators. We rely heavily on these operators for both billing and collection of fees for wireless services provided to our mobile phone users. Mobile network operators’ service fees range from approximately 10% to 30% of the wireless fees, and are based on contracted rates. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu, Sohu Internet and Goodfeel receive statements from the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement to Beijing Sohu, Sohu Internet and Goodfeel, each operator remits the wireless fees, net of its service fees, for the month to Beijing Sohu, Sohu Internet, and Goodfeel, which then transfer the funds to Sohu Era or Beijing ITC, our indirectly wholly owned subsidiaries.

In December 2002, Goodfeel entered into a one-year agreement with CMCC, whereby CMCC provides a billing and message transmission platform allowing China Mobile users throughout China to use WAP services and content provided by Goodfeel. The agreement was automatically renewed for one year. Pursuant to the agreement, Goodfeel has the right to set fees for its services. Upon collecting fees for Goodfeel services, CMCC remits the service fees 30 days after the month in which the service is delivered. As consideration for providing Goodfeel with use of its billing and collection platform, CMCC retains 15% of total collection fees from mobile users. Goodfeel is responsible for establishing and maintaining its own delivery and content systems, maintaining a connection to CMCC, and providing content and services for mobile users. The agreement between CMCC and Goodfeel expired in December 2004. Goodfeel is in the process of negotiating a new agreement with CMCC.

On May 1, 2004, Sohu Internet signed a five-month agreement with China Mobile (Beijing) Co., Ltd., or BMCC, a CMCC subsidiary, whereby BMCC provides a billing and message transmission platform allowing China Mobile users throughout China to use SMS services and content provided by Sohu Internet. The agreement was automatically renewed for another six months. Pursuant to the agreement, Sohu Internet has the right to set fees for its services at a maximum of $0.25 per message or $3.62 per month. Upon collecting fees for Sohu Internet services, BMCC remits the service fees 30 days after the month in which the service is delivered. As consideration for providing Sohu Internet with use of its billing and collection platform, BMCC charges a gateway fee of $0.006 to $0.012 per message, depending on the total amount of monthly messages, and retains 15% of total collection fees from mobile users. Sohu Internet is responsible for establishing and maintaining its own delivery and content systems, maintaining a connection to BMCC, and providing content and services for mobile users.

On May 26, 2003, Beijing Sohu signed an agreement with CMCC with an expiration date of September 30, 2003, whereby CMCC provides a billing and message transmission platform allowing China Mobile users throughout China to use WAP services and content provided by Beijing Sohu. The agreement was automatically renewed for one year upon expiration. Pursuant to the agreement, Beijing Sohu has the right to set fees for its services. Upon collecting fees for Beijing Sohu services, CMCC remits the service fees 30 days after the month in which the service is delivered. As consideration for providing Beijing Sohu with use of its billing and collection platform, CMCC retains 15% of total collection fees from mobile users. Beijing Sohu is responsible for establishing and maintaining its own delivery and content systems, maintaining a connection to CMCC, and providing content and services for mobile users. The agreement between CMCC and Beijing Sohu expired in September 2004. Beijing Sohu is in the process of negotiating a new agreement with CMCC.

On June 2, 2003, Beijing Sohu signed a one-year agreement with Unicom, whereby Unicom provides a billing and message transmission platform allowing Unicom users throughout China to use SMS services and content provided by Beijing Sohu. The agreement was automatically renewed for one year. On December 1, 2003, Beijing Sohu assigned the agreement to Sohu Internet. Pursuant to the agreement, Sohu Internet has the right to set fees for its services at a maximum of $0.25 per message or $3.62 per month. Upon collecting fees for Sohu Internet services, Unicom remits the service fees 60 to 90 days after the month in which the service is delivered. For use of its delivery platform and collection system, Unicom charges a gateway fee of $0.01 per message, a 12% bad debts and business taxes fee based on the total monthly fees paid to us and a collection fee ranging from 10% to 40%, depending on the volume of messages, of the monthly fees paid to us. Sohu Internet is responsible for establishing and maintaining its own delivery and content system, maintaining the connection to the gateway of Unicom, and providing content and services for mobile users.

For the year ended December 31, 2004, Sohu Internet had contracts expiring at various times from November 2004 to June 2006 with 20 other CMCC subsidiaries, which provide services in their respective provinces under terms similar to those offered by CMCC. Pursuant to such agreements, Sohu Internet has the right to set fees for its services at a maximum of $0.61 per message or $4.80 per month. Upon collecting fees for Sohu Internet services, the CMCC subsidiaries generally remit the service fees 30 days after the month in which the service is delivered. As consideration for providing Sohu Internet with use of its billing and collection platform, CMCC subsidiaries charge a gateway fee of $0.006 to $0.01 per message, depending on the volume of total monthly messages, and retain 15% of total collection fees from mobile users.

E-commerce

On store.sohu.com we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 27,700 consumer products such as videos, compact discs, books, health care products, cosmetics, and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from users through our Websites, arrange for delivery to our customers all over China. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are made on a cash on delivery basis. Our e-commerce revenues are earned primarily from sales of consumer products through Sohu’s Website.

Online Games

We operate two multiplayer online games, Knight Online, which we licensed from a Korean Developer and launched in 2003, and Blade Online, which we co-developed with a Beijing based game studio and launched in 2004. Our online game revenues in 2004 have been included within our other non-advertising revenues and are a relatively small part of our business.

Internet Access Services

In 2002, we established Hengda, a PRC company that is 80% owned by Wang Xin and 20% owned by Wang Jianjun, both of whom are our employees. Hengda is structured as an Internet service provider, or ISP, to provide public Internet access services. During the third quarter of 2002, Hengda began providing Internet access services in Beijing. Revenues from Internet access services are included in our non-advertising revenues.

Competition

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, wireless services, e-commerce transactions and potential partners. The Internet market in China is new and rapidly evolving. Competition is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet market, including Netease, Sina Corporation, Tom Online, Yahoo! China, KongZhong, Linktone, Shanda, Google, Baidu and Tencent. In addition, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities. These competitors may have certain competitive advantages over us in terms of:

•	substantially greater financial and technical resources

•	more extensive and well developed marketing and sales networks;

•	better access to original content;

•	greater global brand recognition among consumers; and

•	larger customer bases.

We compete with other portals in China for advertising, wireless and e-commerce revenues primarily on the following basis:

•	brand recognition;

•	volume of traffic and users;

•	quality of our Websites and content;

•	strategic relationships;

•	quality of online advertising, wireless, online game and e-commerce services;

•	effectiveness of sales and marketing efforts; and

•	price.

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In particular, our search engine faces intensive competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Google, Yahoo! China and Baidu. In addition, operators of leading Websites or Internet service providers, including large corporations such as Yahoo!, Microsoft/MSN and America Online, currently offer, and could expand, their online products and services targeting China. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues. Please refer to “Risk Factors” for a more detailed discussion of the risks we face from our competitors.

Government Regulation and Legal Uncertainties

The following description of PRC laws and regulations is based upon the opinions of TransAsia Lawyers, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

Regulatory Authorities

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered in detail by a number of existing laws and regulations issued by various governmental authorities, including:

•	the Ministry of Information Industry, or MII (formerly the Ministry of Post and Telecommunications, or MPT);

•	the State Administration of Industry and Commerce, or SAIC;

•	the General Administration for Press and Publication, or GAPP (formerly the State Press and Publications Administration, or SPPA);

•	the Ministry of Culture, or MOC;

•	the State Administration for Radio, Film and Television, or SARFT;

•	the Ministry of Public Security; and

•	the State Council Information Office.

Telecommunications Laws and Regulations

The Telecommunications Regulations of the People’s Republic of China, or the Telecom Regulations, implemented on October 1, 2002, require that telecommunications service providers must procure operating licenses as a mandatory precondition for the commencement of operations. A distinction is drawn between “basic telecommunications services” and “value-added telecommunications services.” “Value-added telecommunications services” are defined as telecommunications and information services provided through public networks.

A “Catalogue of Telecommunications Business”, which is attached to the Telecom Regulations and was updated in June 2001 and February 2003, categorizes services as basic or value-added. The Catalogue’s list of value-added services includes online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search.

Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which were issued by the PRC State Council on December 20, 2001, and became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, must be established as Sino-foreign equity joint ventures. FITEs can undertake operations in basic telecom services and value-added telecom services. Under the FITE Regulations and in accordance with WTO-related documentation, the foreign party to a value-added FITE may currently hold up to 50% equity, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

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

Our PRC Corporate Structure

Beijing ITC entered into a series of agreements with Beijing Sohu and its shareholders to provide Internet-related services in compliance with PRC law. Beijing Sohu is a PRC company that is 80% owned by Dr. Charles Zhang, our founder, Chairman and Chief Executive Officer, and 20% owned by He Jinmei, an employee of our company who left Sohu in February 2005. Beijing Sohu is structured as an Internet content provider, or ICP, and has obtained approval from the MII to develop Internet information services.

In 2003, we restructured our PRC vehicles in order to register our companies as hi-tech enterprises. As part of this restructuring, we established Sohu Era as a wholly foreign-owned enterprise owned by Sohu Hong Kong to undertake most of the operations currently being performed by Beijing ITC. Beijing ITC and Sohu Era are each structured as technology-oriented companies engaged in the development of Internet technologies and related software. In 2004, we deregistered Beijing ITC and its affiliated branches. As such, Beijing ITC does not actively engage in any new business.

Sohu Era’s business license was issued on July 25, 2003 by the Beijing Administration of Industry and Commerce, or AIC, and has a 30-year validity term. Its Hi-Tech Enterprise Qualification Certificate was issued on August 18, 2003, by the Beijing Science and Technology Commission and has a 2-year validity term. Sohu Era’s other key license, relating to its provision of online advertising services, is discussed below.

We also established in 2003 a new ICP, Sohu Internet, which will gradually replace Beijing Sohu as our ICP operations center. Sohu Internet is a PRC company that is 40% owned by High Century, 50% owned by Sohu Internet and 10% owned by He Jinmei. We have entered into a series of agreements with Sohu Internet and its two shareholders to provide Internet-related services in compliance with PRC law.

Sohu Internet’s business license was issued on July 31, 2003, by the Beijing AIC and has a 30-year validity term. Its Hi-Tech Enterprise Qualification Certificate was issued on September 5, 2003, by the Beijing Science and Technology Commission and has a 2-year validity term. Other key licenses obtained by Sohu Internet relate to its provision of online services and are discussed below.

In May 2004, High Century and Sohu Internet acquired 73% and 27%, respectively, of the equity interests in Goodfeel, which is a PRC company engaged in technology development and the provision of mobile Internet services. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, to further satisfy PRC regulations, High Century and Sohu Internet transferred their interests in Goodfeel to Deng Xiufeng and Zhou Jing, two Sohu employees. As a result, Deng Xiufeng and Zhou Jing own 58.1% and 41.9% interests in Goodfeel, respectively. Goodfeel’s business license was issued on November 30, 2001 by the Beijing AIC and has a 10-year validity term. We have entered into a series of agreements with Goodfeel and its two shareholders to provide WAP services in compliance with PRC law.

Subject to the promulgation of additional regulations on foreign investment in the PRC telecom sector, we may need to consider other restructuring measures under Chinese law.

Business License and Approval for Foreign Investment

Beijing ITC, Sohu Era and Sohu Software are structured as technology-oriented companies engaged in the development of Internet technologies and related software, and together with Beijing Sohu and Sohu Internet, are engaged in online advertising, wireless and e-commerce activities.

High Century is structured as an investment management and consulting company. Hengda is structured as an Internet access services company. High Century and Hengda have been structured under a number of agreements between their primary shareholders and us, similar to the investment structure of Beijing Sohu and Sohu Internet discussed under “Risks related to Sohu.com”.

Under current PRC law, the legal establishment of such companies must be approved by the relevant local branch of the Ministry of Commerce, and such companies may commence operations only upon the issuance of a business license by the State AIC. In the opinion of TransAsia Lawyers, Beijing ITC, Sohu Era and Sohu Software have satisfied both of the aforementioned requirements and are fully authorized to undertake their business operations.

In the opinion of TransAsia Lawyers, the ownership structures of each of Beijing ITC, Sohu Era, Sohu Software, Beijing Sohu, High Century, Hengda and Sohu Internet as well as the business and operations of those seven companies as described herein comply with all existing laws, rules and regulations of the PRC. In addition, no consent, approval or license other than those already obtained by us is required under any of the existing laws, rules and regulations of the PRC for such ownership structures, business and operations.

Online Advertising

On May 18, 2000, the State AIC issued to Beijing ITC an advertising operating license, which enables us to conduct our online advertising business. The State AIC has renewed this license annually. In September 2003, this license was transferred to Sohu Era as part of our ongoing restructuring. On January 1, 2004, the State AIC issued a new license to Sohu Era with a one-year validity term.

In accordance with the Administrative Regulations for Advertising Licenses and the Implementation Rules for the Administrative Regulations for Advertising Licenses, both of which were issued by State AIC on November 30, 2004 and effective as of January 1, 2005, enterprises (except for broadcast stations, television stations, newspapers and magazines, non-corporate entities and other entities specified in laws or administrative regulations) are generally exempted from the previous requirement to obtain an Advertising License. Exempted enterprises are only required to apply for the inclusion of advertising services in their business license. We have applied for approval to amend Sohu Era’s business license accordingly.

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

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their home page. ICPs are obliged to police their Websites in order to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions that have been promulgated by other ministries over the past few years.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner.

On June 4, 2003, the Beijing Telecommunications Administration, or BTA (the municipal branch of the MII), issued to Beijing Sohu a Telecommunications and Information Services Operating License.

On July 28, 2003, the BTA issued to Sohu Internet a Telecommunications and Information Services Operating License authorizing the provision of Internet information services. On August 18, 2004, the MII issued to Sohu Internet a Value-Added Telecommunications Services Operating License authorizing the provision of mobile-network value-added telecom services nationwide. Both of these permits are valid for five-year terms and are subject to annual inspections. As we complete the transition between these two companies, Sohu Internet will eventually replace Beijing Sohu as our sole ICP.

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

On May 11, 2004, the Information Office of the Beijing Municipal Government (the local arm of the State Council Information Office) granted Sohu Internet the qualification to engage in online news dissemination services.

Internet Medical, Health and Pharmaceuticals Information Services

The Measures for the Administration of Internet Medical and Health Information Services were issued by the Ministry of Health on January 8, 2001. Under these measures, the Ministry of Health, or MOH, is responsible for reviewing the qualifications of Web sites and approving their publication of health-related information. Additionally, in accordance with the Provisional Rules for the Administration of Internet Pharmaceuticals Information Services, issued by the State Drug Administration, or SDA, on July 8, 2004, the formal approval of the SDA or one of its local branches is required before a Web site may disseminate information concerning pharmaceuticals.

According to the aforementioned pieces of legislation, medical, health and pharmaceutical information provided by Web sites must be scientific and accurate, and must indicate the sources of such information. Web sites that are approved to disseminate such information must also publish or reprint health policies, information on epidemics and major health-related incidents, and other health-related information in accordance with law. Furthermore, medical and pharmaceutical advertisements published by such Web sites must not exaggerate the efficacy or promote the medical uses of such products.

Beijing Sohu obtained the aforementioned approvals from and completed registrations with the MOH on June 12, 2002, and we have applied to transfer this registration to Sohu Internet. On October 25, 2004, Sohu Internet received from the State Drug Administration approval to disseminate information concerning pharmaceuticals.

Online Audiovisual Transmission

On July 6, 2004, the SARFT issued the Measures for the Administration of the Transmission of Audiovisual Programs over Information Networks such as the Internet, which came into effect on October 1, 2004. These measures provide that web sites authorized to disseminate news may apply to the SARFT to obtain an Online Audiovisual Programs Transmission Permit allowing the online dissemination of streaming media. In accordance with these pieces of legislation, we have applied to the SARFT for this permit.

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

In this regard, Sohu Internet obtained approval from the Beijing News and Publications Bureau (the local arm of the GAPP) on January 26, 2004, to distribute Internet publications.

Online Games and Cultural Products

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

The MOC issued the Notice Regarding the Strengthening of Network Game Censorship on May 14, 2004. This notice mandates the establishment of a new committee under the MOC that will screen imported online games for politically sensitive content. The committee will censor games that “threaten state security”, “disturb the social order”, “distort historical facts” or infringe on third party intellectual property rights.

In 2003, Beijing Sohu entered into contracts with a Korean computer game production company to import and publish on our Web site one of its games (i.e., Knight Online) within the PRC. In order to meet the legal requirements discussed in the paragraph above, Beijing Sohu entrusted a licensed agency to obtain the GAPP’s approval and register the copyright licensing contract. The agency has completed these procedures, and the relevant licensing and approval codes are posted on the section of our Web site relating to this specific online game. The GAPP also issued an approval for the publication of another computer game (i.e., Blade Online) to us on June 1, 2004.

On March 4, 2003, the MOC issued the Provisional Regulations for the Administration of Online Culture, which took effect on July 1, 2003. This legislation applies to entities engaging in activities related to “online cultural products,” including music and video files; network games; animation features; and audiovisual products, performed plays and artwork converted for dissemination via the Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

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

E-Signatures and E-Commerce

On August 29, 2004, the Standing Committee of the 10th PRC National People’s Congress passed the Electronic Signature Law of the People’s Republic of China, or E-Signature Law, which will take effect as of April 1, 2005. This law details the procedures for the use and verification of electronic signatures, or e-signatures, in order to conclude legally binding documents. In many respects, the law will enact, at a national level, certain provisions that were already effective in Guangdong Province under local legislation.

The E-Signature Law provides that, in order for an e-signature to be legally valid, it must identify the signer, confirm the content of the signed file and be verified by an online signature certification authority. The law also establishes a regulatory framework for the administration of such certification authorities by the Chinese government.

As a legal framework for e-commerce emerges in China, we will adopt necessary measures to ensure our full compliance with PRC law.

Online Audiovisual Products

In accordance with the Measures for the Administration of the Wholesale, Retail and Rental of Audiovisual Products, promulgated by the MOC on March 28, 2002, and effective as of April 10, 2002, the MOC oversees a permit system for the import, wholesale, retail and rental of audiovisual products in China. Article 19 of these measures stipulates that the online sale of audiovisual products shall also be subject to the same permit system.

On August 10, 2004, the Beijing Cultural Bureau (the local arm of the MOC) issued to Sohu Internet an Audiovisual Products Operating Permit authorizing the online distribution of audiovisual products.

In addition, the 2003-2010 Development Plan for the Cultural Market, issued on February 20, 2003, by the MOC, outlines the MOC’s plans to initiate an electronic administration system for the distribution of audiovisual products online. Although no specific legislation has been issued in this regard, we are aware that further administrative approvals may be required in the future in connection with our online audiovisual product business activities.

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

In the opinion of TransAsia Lawyers, each of Beijing ITC, Sohu Era, Sohu Software, Beijing Sohu, High Century, Hengda and Sohu Internet are in proper compliance with all of these requirements.

Internet Access Services

In early 2002, we established Hengda, a PRC company that is currently owned by two of our employees. Hengda is structured as an Internet service provider, or ISP, to provide public Internet access services.

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

In accordance with the Provisional Measures for the Administration of Telecommunications Network Code Resources, promulgated on April 12, 2000 by the MII, businesses that wish to use short access codes (i.e., telephone numbers that are shorter in length than a normal local telephone number) for intra-provincial telecom and information services must apply to the relevant local telecom authority. On May 30, 2002 the BTA authorized Hengda to use a five-digit phone number to provide access to its services in Beijing, and on October 22, 2002, the MII authorized Hengda to use a five digit phone number to provide access to its services in Beijing, Shanghai and Guangzhou.

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

In the opinion of TransAsia Lawyers, Beijing Sohu and Sohu Internet have established an internal security committee and adopted security maintenance measures, employed a full-time BBS supervisor and exchanged information on a regular basis with the local public security bureau with regard to sensitive or censored information and Web sites, and are therefore fully compliant with the aforementioned legislation.

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

In the opinion of TransAsia Lawyers, each of Beijing ITC, Sohu Era, Sohu Software, Beijing Sohu, High Century, Hengda and Sohu Internet are in full compliance with current PRC legislation governing encryption software.

Mobile Internet Services

Beijing Sohu, Sohu Internet and Goodfeel’s business activities include the provision of online services related to mobile Internet services, including SMS, MMS, WAP and IVR.

On April 25, 2004, the MII issued a notice stating that mobile network carriers can only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MII before conducting operations, and that such carriers must terminate mobile network access for those providers who have not secured the required licenses within a 30-day grace period. On the basis of the said notice, China Mobile Communication Corporation, or CMCC, has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of CMCC on April 12, 2004.

On August 13, 2004, we announced the temporary suspension of CMCC’s distribution of MMS for four service providers, including Sohu. These services were suspended for one year effective September 1, 2004.

In August 2004, certain local network operators also informed us that the maximum short messaging service fees should be reduced to RMB 15 per month (from RMB 30 previously) and RMB 1 per message (from RMB 2 previously) effective from August 1, 2004. We are not able to predict whether these new billing rates will be adopted nationwide in the future.

On August 18, 2004, Sohu Internet was granted the license to provide trans-regional value-added telecommunication services.

We are applying for a license for Goodfeel to be allowed to provide trans-regional value-added telecommunications services.

In addition, on January 27, 2005, the SARFT issued a notice prohibiting the broadcasting of television advertisements regarding SMS-based services that use fortune telling or horoscope-related information as content. We are aware of the potential regulatory risk that may be incurred by similar notices in the future that may ban certain types of content found by the PRC government to be objectionable.

Consumer Protection

The MII has set forth various requirements for consumer protection in a notice issued on April 15, 2004, which address certain problems in the telecommunications sector, including ambiguity in billing practices for premium services, poor quality of connections and unsolicited SMS messages, all of which infringe upon the rights of consumers.

In addition, there has been a movement in China toward industry self-regulation to combat the problem of unsolicited e-mails. Specifically, on March 25, 2003, the China Internet Association issued the Anti-Spam E-Mail Guidelines. These guidelines set forth a number of mechanisms that Internet service providers in China may adopt to cut down the use of their systems to send unsolicited e-mail. We have adopted these guidelines in our operations.

We are aware of the increasingly strict legal environment covering consumer protection in China, and are prepared to adopt any legally mandated protections for our customers.

Conclusion

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

We have registered the domain names “www.Sohu.com” and “www.ChinaRen.com” with Network Solutions and are in the process of transferring the domain names “www.sogou.com,” “www.17173.com,” and “www.17173.net” from a domestic domain name registration agency to Network Solutions. We also registered the domain names “www.Sohu.com.cn”, “www.ChinaRen.com.cn”, “www.focus.com.cn”, “www.17173.com.cn”, “www.17173.net.cn” and “www.goodfeel.com.cn” with China Internet Network Information Center, a domain name registration service in China, and have full legal rights over these domain names.

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (2) Sohu.com (stylized), registered on August 1, 2000; and (3) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “Sohu.com” issued by the China Trademark Office in October 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including the Sohu Fox logo, 17173.com, focus.cn, sogou and their corresponding Chinese version marks. We received a registration certificate for the mark “focus.cn” in November 2004, while the others are still under examination by the China Trademark Office. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

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

Technology Infrastructure

We have extended our one-year Bandwidth Provision and Server Hosting Agreement with China Netcom Beijing Communication Corporation, or CNC Beijing (previously the BTA), for another six months, from July 21, 2004 to December 20, 2004. Currently, we are negotiating a renewal of this agreement with CNC Beijing. We also plan to enter into another Bandwidth Provision and Server Hosting Agreement with China Telecom Beijing Corporation, or China Telecom Beijing. Under these agreements, we expect to establish two main service provision centers to maintain most of our servers. In addition, we have established a branch node in the Sichuan Province through China Telecom Sichuan Publish Information Industry Co., Ltd. and a branch node at the Tsinghua University through China Education and Research Network, or CERNET, in order to provide better services to users in southwestern China and users of CERNET, respectively. China Netcom Communication Corporation, or CNC, which is the parent corporation of CNC Beijing, China Telecom Corporation, or China Telecom, which is the parent corporation of China Telecom Beijing, and CERNET are the three largest Internet connection service providers in China and their nodes in Beijing are the central hubs of the ChinaNet backbone.

We have developed a close working relationship with CNC Beijing and CERNET. Our operations depend on the ability of CNC Beijing and CERNET to protect their systems against damage from fire, power loss, telecommunications failure, break-ins, and other events. CNC Beijing and CERNET provide us with support services 24 hours per day, seven days per week. CNC Beijing and CERNET also provide connectivity for our servers through multiple high-speed connections. All facilities are protected by multiple power supplies.

For reliability, availability, and serviceability, we have created an environment in which each server can function separately. Key components of our server architecture are served by multiple redundant machines. We also use in-house and third-party monitoring software. Our reporting and tracking systems generate daily traffic, demographic, and advertising reports. We deploy load balance equipment to avoid single point failure.

Our portal must accommodate a high volume of traffic and deliver frequently updated information. Components or features of our portal have in the past suffered outages or experienced slower response times because of equipment or software down time. These events have not had a material adverse effect on our business to date, but such events could have a material adverse effect in the future.

Employees

As of December 31, 2004, we had 1,315 full-time and part-time employees. We also employ independent contractors to support our finance, research and development, marketing, sales, internal audit and editorial departments. None of our personnel are represented under collective bargaining agreements.

Our senior management, key executives and most full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. In addition, most of our employees have employment agreements with Beijing ITC, Sohu Era, Beijing Sohu and Sohu Internet, our PRC operating entities, which contain similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A significant number of our employees hold stock options in Sohu, which provide additional financial incentives to them. These options generally vest over a period of one to four years.

Available Information

Our Website is located at http://www.sohu.com. In order to link to the portion of the Website written in English, click on the “About Sohu” icon near the bottom of the home page and then click on the word “English” in the lower left corner of the subsequent page. We make available free of charge on or through our Website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. You will find links to copies of these reports, and to copies of Section 16 filings related to Sohu, by clicking on “Investor Relations” on the first full English page. Information contained on our Website is not part of this report or any other report filed with the SEC.

Risk Factors

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on mobile operators for our wireless revenues, the fact that the Chinese Internet industry is in an early stage of development and we are unsure if it will continue to grow or at what rate it will grow, and the fact that we are subject to government regulations that may change at any time with or without notice. We rely on mobile operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our revenues could be reduced significantly. For example, CMCC has barred us from using its network to provide MMS services through August 31, 2005.

As a result, we believe that year-to-year and quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, we have experienced very high growth rates in certain business lines in the past and there may be expectations that these growth rates will continue. In the past, our operating results have sometimes fallen below the expectations of public market analysts and investors, and they may do so again in the future. In this event, the trading price of our common stock may fall.

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

There are many companies that provide or may provide Websites and online destinations targeted at Internet users in China. Our major competitors in China include (i) U.S. listed and China based companies, such as Sina Corporation, Netease, Shanda, Tom Online, Kongzhong, and Linktone; (ii) Hong Kong listed companies such as Tencent; (iii) major United States Internet companies, such as Yahoo! Inc and Google; and (iv) other China based companies, such as Baidu. These competitors may also improve or enhance their positions in the PRC Internet market through mergers and acquisitions. In addition, we may face competition from existing or new domestic PRC Internet companies. These competitors may have certain advantages over us, including:

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Advertising revenues represented approximately 54% and 37% of our total revenues for the year ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, our five largest advertisers accounted for approximately 8% of our total advertising revenues. For the year ended December 31, 2003, our five largest advertisers accounted for approximately 10% of our total advertising revenues.

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

We rely on wireless services for a significant portion of our revenues. Wireless revenues decreased in 2004 and will likely decrease further in the future.

We derive a significant portion of our revenues from wireless services. We derived our wireless revenues in 2004 from providing to mobile phone users SMS, MMS, WAP and IVR, mainly consisting of alumni club, dating and friends matching, e-mail, ringtone and logo downloads and various other related products. For the years ended December 31, 2004 and 2003, wireless revenues represented approximately 35% and 55%, respectively, of our total revenues. Wireless revenues decreased in 2004. Wireless revenues may decrease further in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Currently over 80% of our SMS revenues is from consumers who subscribe for individual services for which we charge a monthly fee ranging from approximately $0.40 to $3.00 per month. During fiscal 2004, we continued to churn out of our old community products, which led to a downward trend of our wireless revenues from SMS services.

•	We rely on revenue growth from new wireless services such as WAP and IVR. We are not certain that revenues from these services will become a significant portion of our total wireless revenues.

•	We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area;

•	Changes in government policy could restrict or curtail the services which we provide;

•	The maximum SMS fee we are able to charge our mobile phone users may be reduced. Certain CMCC subsidiaries have required us to reduce fees in the past, and other CMCC subsidiaries may require us to reduce fees in the future;

•	CMCC and its subsidiaries are establishing a new billing platform, have required us to switch to this platform in certain provinces, and may require us to switch to this platform in other provinces in the near future. The new platform resulted and may result in higher failure rates or lower revenues associated with changes in the billing procedures. As a result, SMS revenues may further decrease; and

•	Effective September 1, 2004, our MMS services were temporarily suspended by CMCC for a one-year period. As a result, we expect no MMS revenues to be derived during the suspension period and we may not be able to generate revenues or market share equivalent to the previous level upon re-entry into the MMS market.

•	In mid 2004, MII began requiring wireless service providers, or SPs, to apply for a trans-regional value-added telecommunications services operating license, or a CP license, in order to provide value-added telecommunication services throughout the PRC. CMCC then issued a notice requiring all SPs to provide evidence of a CP license by October 31, 2004. After October 31, 2004, CMCC and its subsidiaries ceased working with most of the SPs without CP licenses. MII accepted Goodfeel’s application for a CP license in January 2005 and MII is currently reviewing it. It ordinarily takes approximately 60 days after the application is filed before the actual license is issued. We do not expect any problems or complications with respect to obtaining the license. Goodfeel continues to work with CMCC as usual, although CMCC has not settled our accounts receivable since August 2004. As of December 31, 2004, the accounts receivable due from CMCC to Goodfeel amounted to approximately $1.53 million. We did not make any bad debt provision in relation to this receivable amount as we believe there will not be any ultimate collectibility issues based on the good credit standing of CMCC. However, there is no guarantee that a CP license will be granted to Goodfeel, and, as a result, CMCC may cease working with Goodfeel and/or delay or refuse settlement of our accounts.

•	Since late 2004, CMCC and its subsidiaries had not entered into any new agreements, or renewed existing agreements, with SPs with respect to WAP services. As a result, the assignment of Beijing Sohu’s agreement with CMCC, which expired in September 2004 and has not been renewed, to Sohu Internet has not been signed by CMCC, Goodfeel has not renewed its WAP agreements, which expired in December 2004, with CMCC, and Sohu Internet has not yet entered into a written agreement with CMCC for WAP services. However, Sohu Internet and Goodfeel continue to work with CMCC and CMCC continues to provide services and monthly statements to Sohu Internet and Goodfeel. Based on our recent discussions with CMCC, we do not expect the terms of new or renewed agreements with CMCC to materially change from previous agreements. However, there is no guarantee the terms of the agreements will not change in a way that would be unfavorable to us or that these agreements will be entered into at all.

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

Our wireless services depend mainly on the cooperation of CMCC and Unicom and their subsidiaries. We rely on CMCC and Unicom in the following ways:

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

We face significant risks with respect to our arrangements with CMCC and Unicom, such as the following, which could adversely affect our wireless revenues:

•	We provide wireless services through our Website and record the delivery of the service in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 86% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur.

•	CMCC and its subsidiaries are establishing a new billing platform, have required to switch to this platform in certain provinces, and may require us to switch to this platform in other provinces in the near future. The new platform resulted and may result in higher failure rates or lower revenues associated with changes in the billing procedures.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our contract with Unicom will expire in March 2005. Our contracts with CMCC expire at various times from February 2005 to May 2006. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. Based on recent communications with an operator, certain subsidiaries of the operator are considering increasing their service fees.

•	We rely on the operators to collect on our behalf the wireless service fees which they have billed to the mobile customers. If an operator refuses to pay us or limits the amount of wireless service fees which can be billed in a month, our revenues could be adversely affected. We also are required to follow the operators’ guidance in setting up wireless service fees. If an operator requires us to reduce the wireless service fees charged to mobile customers, our revenue could decrease significantly.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our wireless services. For example, effective September 1, 2004, our MMS services have been temporarily suspended by CMCC for one year, based on allegations that Beijing Sohu breached certain provisions of its agreement with a CMCC subsidiary.

•	CMCC set up rules for the ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time. In the third quarter of 2004, the ranking of Goodfeel went down from first page to second page on the Monternet browser. As a result, the growth of WAP revenues was lower than expected. Our ranking could drop again in the future.

•	If CMCC or Unicom were unwilling to cooperate with us, we would not be able to find substitute partners.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our wireless revenues would be adversely affected.

•	CMCC and Unicom have both recently changed their operating rules and may make any further changes at any time. Such recent or any such future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreement with CMCC or Unicom under new billing rules or revised operation procedures, or having our service discontinued with or without notice. Changes in these operating regulations could also have a material impact on our revenue. For example, in July 2003, CMCC disallowed us from using third party Websites which do not have Internet content provider licenses, or Website union, to promote our wireless products.

Many of our current and potential wireless customers have only limited experience using the Internet for subscription purposes, and may not be willing to fully embrace the products and services we offer, which would adversely affect our future revenues and business expansion.

The wireless market is new and rapidly evolving in China. Many of our current and potential wireless customers have limited experience using the Internet for subscription services. Our wireless revenue growth depends upon user acceptance of our existing and new services, such as our wireless dating, e-mail, news, sports and jokes content, mobile alumni club and other products. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage. Customers may not be willing to fully embrace the products and services we offer.

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

The acquisition and integration of 17173.com, Focus.cn and Goodfeel create certain risks and uncertainties.

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

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. We had an accumulated deficit of approximately $11.2 million at December 31, 2004. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Although we recorded net profits from the quarter ended September 30, 2002 through the year ended December 31, 2004, we may not sustain profitability.

We have a limited operating history, which may make it difficult for investors to evaluate our business.

We began offering products and services under the www.Sohu.com Website in February 1998. Accordingly, we have a limited operating history upon which investors can evaluate our business. In addition, our senior management and employees have worked together at our company for only a relatively short period of time. As an early stage company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	increase our online advertising revenues;

•	build our wireless, online game, e-commerce and other businesses successfully;

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer; and

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings.

We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of December 31, 2004, our goodwill and amortizable intangible assets arising from acquisitions were $52 million.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, chief executive officer and a major shareholder of our company and the founder and president of Beijing Sohu, Sohu Internet, High Century, and Hengda. We rely on his expertise in our business operations and on his personal relationships with some of our principal shareholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, Sohu Internet, High Century, and Hengda. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. Victor Koo, our President and Chief Operating Officer, has informed us that he plans to leave Sohu effective March 31, 2005. It could be very difficult to find a qualified replacement for Mr. Koo. Although we have established a team of experienced executives who will take over Mr. Koo’s operational responsibilities, our business might be affected by such transition. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology staff for the operation of Sohu. Given the competitive nature of the industry, the risk of key technology staff leaving Sohu is high and could have a disruptive impact on our operations.

Rapid growth and a rapidly changing operating environment may strain our limited resources.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As our audience and their Internet use increase, as the demands of our audience and the needs of our customers change and as the volume of online advertising, wireless and e-commerce activities increases, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	adapt our services and maintain and improve the quality of our services;

•	protect our Website from hackers and unauthorized access;

•	continue training, motivating and retaining our existing employees and attract and integrate new employees; and

•	develop and improve our operational, financial, accounting and other internal systems and controls.

The relocation of our Beijing head office may adversely affect our business.

We recently moved our Beijing head office to Beijing Zhongguancun Science Park. This move may adversely affect our business in a number of ways, including the following:

•	Our previous office was located in the mid-eastern part of Beijing, which is a well-developed business district and attracts many well-known international companies, while our new office is in the northwestern part of Beijing, which is a newly-developed area and lacks abundant business facilities. This may cause inconvenience to our business associates when they visit Sohu.

•	Because (i) the new office is located in a relatively remote area, especially when compared to the area where our previous office was located, and (ii) many employees have purchased real estate near the area where our previous office was located, a significant number of our employees may leave Sohu.

•	We may lose some business and our revenue could be affected as a result of the change in address and telephone number caused by the office move.

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

We depend on ChinaNet and China Netcom for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

Although private Internet service providers exist in China, almost all access to the Internet is maintained through ChinaNet, currently owned by China Netcom and China Telecom, under the administrative control and regulatory supervision of the MII. In addition, local networks connect to the Internet through a government-owned international gateway. This international gateway is the only channel through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure and China Netcom and China Telecom. to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

Our Bandwidth Provision and Server Hosting Agreement with CNC Beijing, the local branch of China Netcom, has expired on December 20, 2004 and we are negotiating a renewal of this agreement. We also plan to enter into another Bandwidth Provision and Server Hosting Agreement with another operator, China Telecom. Under these agreements, we expect to establish two main service provision centers to maintain most of our servers in Beijing. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

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

Our Website operations are dependent upon Web browsers, Internet service providers, content providers and other Website operators in China, which have experienced significant system failures and system outages in the past. Our users have in the past experienced difficulties due to system failures unrelated to our systems and services. Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce our user satisfaction, future traffic and our attractiveness to users and advertisers.

Our operations are vulnerable to natural disasters and other events, as we only have limited backup systems and do not maintain any backup servers outside of China.

We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. All of our servers and routers are currently hosted in a single location within the premises of Beijing Telecom Administration. We do not have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shutdown. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Websites to mirror our online resources.

Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Website against hackers. We cannot assure you that any measures we may take will be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

We conduct our Internet and value added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Software and Sohu Era, and VIEs Sohu Internet, Beijing Sohu, High Century, Hengda and Goodfeel. We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC and Sohu Era, is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, e-commerce and certain other industries, we have established Beijing Sohu, High Century, Hengda and Sohu Internet, which are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu. As of December 31, 2004, Sohu had invested $7.4 million in Beijing Sohu, High Century, Hengda, Goodfeel and Sohu Internet through loans to officers and employees. In 2000, we extended loans of $242,000 to Dr. Zhang and He Jinmei to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Zhang. In 2001 and 2002, we made loans totaling $4.6 million to Dr. Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In June 2003, we loaned $121,000 to He Jinmei for the purpose of funding an investment in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of Sohu. The $121,000 investment represents a 10% interest in Sohu Internet with High Century and Hengda holding 40% and 50% interests, respectively. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, we loaned $1,208,000 to two employees of the company to purchase the interests in Goodfeel from High Century and Sohu Internet. In November 2004, we loaned $1,208,000 to another two employees of the company to purchase the interests in Hengda from the original shareholders. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda, Sohu Internet or Goodfeel.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Sohu Era’s, Sohu Software’s, Beijing Sohu’s, Hengda’s, High Century’s, Sohu Internet’s or Goodfeel’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Sohu Era’s, Sohu Software’s, Beijing Sohu’s, Hengda’s, High Century’s, Sohu Internet’s and Goodfeel’s current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us, Beijing ITC, Sohu Era, Sohu Software, High Century, Hengda, Beijing Sohu, Sohu Internet or Goodfeel.

If we, Beijing ITC, Sohu Era, Sohu Software, High Century, Beijing Sohu, Hengda, Sohu Internet and Goodfeel were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	Levying fines;

•	confiscating our, Beijing ITC’s, Sohu Era’s, Sohu Software’s, High Century’s, Hengda’s, Beijing Sohu’s, Sohu Internet’s or Goodfeel’s income;

•	revoking our, Beijing ITC’s, Sohu Era’s, Sohu Software’s, High Century’s, Hengda’s, Beijing Sohu’s, Sohu Internet’s or Goodfeel’s business licenses;

•	shutting down our, Beijing ITC’s, Sohu Era’s, Sohu Software’s, Beijing Sohu’s, Sohu Internet’s or Goodfeel’s servers and/or blocking our Websites;

•	requiring us, Beijing ITC, Sohu Era, Sohu Software, High Century, Hengda, Beijing Sohu, Sohu Internet or Goodfeel to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, Sohu Era, Sohu Software, High Century, Hengda, Beijing Sohu, Sohu Internet or Goodfeel to discontinue any portion or all of its Internet and value added telecommunication businesses.

We may rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants.

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

On December 31, 2004, Sohu had provided long-term loans of $7.4 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Zhang and 20% by certain of our employees, Hengda, which is owned by two of our employees, and Sohu Internet, which is owned 50% by Hengda, 40% by High Century and 10% by an employee. Beijing Sohu, High Century, Hengda, Sohu Internet and Goodfeel are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. In addition, in May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, we loaned $1,208,000 to two employees of the company to purchase the interests in Goodfeel from High Century and Sohu Internet. In November 2004, we loaned $1,208,000 to another two employees of the company to purchase the interests in Hengda from the original shareholders.

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

The PRC has enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information, online advertising and value added telecommunication services. In addition, the PRC may promulgate new laws, rules or regulations at any time. If these current or future laws, rules or regulations are interpreted to be inconsistent with our ownership structure and/or our business operations, our business will be severely impaired and we could be subject to severe penalties as discussed above.

Activities of Internet content providers are or will be subject to additional PRC regulations, which have not yet been put into effect. Our operations may not be consistent with these new regulations when put into effect, and, as a result, we could be subject to severe penalties.

The MII has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future.

Our operations may not be consistent with these new regulations when put into effect and, as a result, we could be subject to severe penalties as discussed above.

We may not be able to collect payments of our wireless fees if the PRC government determines that our existing ownership structure does not comply with PRC laws, rules or regulations.

As discussed above, the PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. It is possible that the PRC government will ultimately take a view contrary to ours. If the PRC government were to take a contrary view, we may not be able to collect payments of our wireless fees, which we receive from Beijing Sohu, Sohu Internet and Goodfeel, which in turn collect the fees from mobile network operators.

Even if we are in compliance with PRC governmental regulations relating to licensing and foreign investment prohibitions, the PRC government may prevent us from distributing, and we may be subject to liability for, content that it believes is inappropriate.

The PRC has enacted regulations governing Internet access and the distribution of news and other information. In the past, the PRC government has stopped the distribution of information over the Internet that it believes to violate PRC law, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the PRC government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any Website maintained outside the PRC at its sole discretion. Even if we comply with PRC governmental regulations relating to licensing and foreign investment prohibitions, if the PRC government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business would be harmed.

We are also subject to potential liability for content on our Websites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the MII.

Furthermore, we are required to delete content that clearly violates the laws of the PRC and report content that we suspect may violate PRC law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our Websites.

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to “Sohu.com,” “focus.cn,” “17173,” “Goodfeel” and “Sogou”.

We have applied for the registration of our key marks in the PRC, including but not limited to Sohu.com, focus.cn, 17173, Goodfeel, and Sogou, so as to establish and protect our exclusive rights to the marks. However, we have only succeeded in registering the mark “Sohu.com” in the PRC. The applications for the registration of the other marks are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to a determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources.

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

China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MII has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult to determine the type of content that may result in liability for a Website operator.

Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local Internet service provider to block any Website maintained outside China at its sole discretion. If the PRC government were to take action to limit or eliminate the distribution of information through our portal or to limit or regulate current or future applications available to users of our portal, our business would be affected.

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any Website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Under the applicable regulations, we may be held liable for any content transmitted on our portal. Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it. Moreover, where the transmitted content is considered suspicious, we are required to report such content. We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, we may be shut down. In addition, under recently adopted regulations, Internet companies which provide bulletin board systems, chat rooms or similar services, such as our company, must apply for the approval of the State Secrecy Bureau. As the implementing rules of these new regulations have not been issued, however, we do not know how or when we will be expected to comply, or how our business will be affected by the application of these regulations.

Political and economic policies of the PRC government could affect our business.

All of our business, operating assets and/or fixed assets, and operations are located in China and all of our revenues are derived from our operations in China. Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

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

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because most of our operating and/or fixed assets are located outside of the United States.

Although we are incorporated in the State of Delaware, most of operating and/or our fixed assets are located in the PRC. As a result, it may be difficult for investors to enforce judgments outside the United States obtained in actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, certain of our directors and officers (principally in the PRC) and all or a substantial portion of their assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. We have been advised by our PRC counsel that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

If tax benefits presently available to certain of our subsidiaries and VIEs located in China were not available, the income tax rate on most of our profits in China could increase from 0% to 33%.

Our China-based subsidiary Sohu Era and our VIE Sohu Internet enjoy tax benefits which are available to “new technology enterprises.” Presently, PRC law requires that a company, in order to be considered a “new technology enterprise”: (i) operate in the high-tech industry (which includes the Internet industry), (ii) be incorporated and operating in High and New Technology Development Zones, including Beijing Zhongguancun Science Park, (iii) receive 60% of its revenue from high-tech products or services, and (iv) have at least 20% of its employees involved in technology development. Each year new technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements.

Subject to the approval of the relevant tax authorities, the effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an effective income tax rate of 0% in 2004 and 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. Sohu Era and Sohu Internet obtained approval from the relevant tax authorities for these tax benefits.

Most of our income was earned from Sohu Era for the year ended December 31, 2004 and we currently expect most of our income for the year ended December 31, 2005 to be earned from Sohu Era.

For these tax benefits to no longer be available, there would need to be a change in governmental policy or the governmental regulations concerning requirements necessary to be deemed a new technology enterprise, or we would have to be unable to meet the existing new technology enterprise requirements. If Sohu Era and Sohu Internet did not meet the requirements of a new technology enterprise, we could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in our after-tax income.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2003, the trading price of our common stock ranged from a low of $6.10 per share to a high of $43.40 per share, and during 2004, the trading price of our common stock ranged from a low of $13.56 per share to a high of $40.15 per share. On December 31, 2004, the closing price of our common stock was $17.71 per share.

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

In July 2003, we issued $90 million aggregate principal amount of zero coupon convertible senior notes due July 2023. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. We may also be required to repurchase all of the notes following a fundamental change of Sohu, such as a change of control, prior to maturity. We may not have enough cash on hand or have the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our chief executive officer, Dr. Charles Zhang, beneficially owns approximately 25.1% of the outstanding shares of our common stock and is our largest stockholder. Our chief executive officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 26.9% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and Sohu’s Stockholder Rights Plan could delay or deter a change in control.

Some provisions of our certificate of incorporation and by-laws, as well as various provisions of the Delaware General Corporation Law, may make it more difficult to acquire our company or effect a change in control of our company, even if an acquisition or change in control would be in the interest of our stockholders or if an acquisition or change in control would provide our stockholders with a premium for their shares over then current market prices. For example, our certificate of incorporation provides for the division of the board of directors into two classes with staggered two-year terms and provides that stockholders have no right to take action by written consent and may not call special meetings of stockholders, each of which may make it more difficult for a third party to gain control of our board in connection with, or obtain any necessary stockholder approval for, a proposed acquisition or change in control.

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

ITEM 2. PROPERTIES

In February 2005, we moved our principal executive offices into a new building located in the Zhongguancun area of Beijing, China. We lease the office space, which consists of over 11,000 square meters. The term of the lease is three years, with an option to extend the term for another two years. We also lease sales and marketing office space in Shanghai, Guangzhou, Fuzhou, Wuhan, Chengdu, Tianjin, Chongqing, Hangzhou, Nanjing, Shijiazhuang, Shenyang and Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

Sohu is not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq National Market, under the symbol “SOHU.” Public trading in our common stock commenced on July 12, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq Stock Market for the quarters indicated.

	2004		2003
	High	Low	High	Low
First quarter	$40.15	$22.41	$13.00	$6.10
Second quarter	26.93	15.00	35.63	10.76
Third quarter	21.70	13.56	43.40	26.93
Fourth quarter	21.14	15.91	38.99	27.80

The closing price of our common stock on February 28, 2005 as reported by the Nasdaq National Market was $17.92.

Holders

As of February 28, 2005, there were approximately 54 holders of record of our common stock. We believe that there were approximately 12,094 beneficial holders of our common stock as of that date.

Dividends

Since inception, we have not declared or paid dividends on our common stock and we do not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Additional information required under this item is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K under the heading of “Equity Compensation Plan Information.”

Report of Offering of Securities and Use of Proceeds Therefrom

Initial Public Offering of our Common Stock

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

Through December 31, 2004, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

Stock Repurchase Program

In October 2004, our Board of Directors continued and expanded the stock repurchase program we announced in April 2004. During the three months ended December 31, 2004, the company repurchased 360,500 shares of its common stock at an average price of $16.99 per share including brokerage commissions of $0.03 per share.

The following summarizes the purchases for the three months ended December 31, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 to October 31, 2004	—	$—	—	$—
November 1 to November 30, 2004	360,500	16.99	360,500	13,875,000
December 1 to December 31, 2004	—	—	—	13,875,000

Total	360,500		360,500

(1)	Expanded program, for up to $20,000,000, was announced in October 2004.

In February 2005, we repurchased 885,605 shares at an average price per share of $15.66, including brokerage commissions of $0.03 per share, for total consideration of $13.87 million. This completed the current stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues:
Advertising	$55,748	$29,503	$13,852	$9,245	$5,844
Non-advertising	47,461	50,922	14,877	3,755	109

	103,209	80,425	28,729	13,000	5,953

Cost of revenues:
Advertising	12,987	7,459	5,943	6,644	5,548
Non-advertising	20,998	17,747	7,481	2,769	81

	33,985	25,206	13,424	9,413	5,629

Gross profit	69,224	55,219	15,305	3,587	324

Operating expenses:
Product development	8,820	7,542	5,508	5,365	2,440
Sales and marketing	16,529	10,570	7,973	8,406	10,425
General and administrative	8,521	5,029	3,908	4,792	5,356
Amortization of intangibles	1,360	57	—	12,607	3,335
Impairment of intangibles	—	—	—	17,676	—

Total operating expenses	35,230	23,198	17,389	48,846	21,556
Operating profit (loss)	33,994	32,021	(2,084)	(45,259)	(21,232)
Other expense	(838)	(964)	(217)	(504)	(526)
Interest income	2,444	1,950	1,265	2,176	2,522

Income (loss) before income tax expense	35,600	33,007	(1,036)	(43,587)	(19,236)
Income tax expense	37	(6,650)	—	—	—
Accretion on Series B, C, and D mandatorily redeemable convertible preferred stock	—	—	—	—	(3,914)

Net income (loss) attributable to common stockholders	$35,637	$26,357	$(1,036)	$(43,587)	$(23,150)

Basic net income (loss) per share	$0.98	$0.74	$(0.03)	$(1.22)	$(1.14)

Shares used in computing basic net income (loss) per share	36,369	35,483	35,420	35,626	20,286

Diluted net income (loss) per share	$0.89	$0.66	$(0.03)	$(1.22)	$(1.14)

Shares used in computing diluted net income (loss) per share	41,011	40,351	35,420	35,626	20,286

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments in marketable debt securities	$141,322	$142,570	$44,211	$46,236	$62,593
Working capital	115,405	121,369	20,633	29,764	61,602
Total assets	234,767	205,055	61,972	61,958	105,840
Zero coupon convertible senior notes	90,000	90,000	—	—	—
Total liabilities	126,268	113,416	6,741	4,377	4,771
Total shareholders’ equity	108,499	91,639	55,231	57,581	105,840

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of comprehensive online products and services to consumers and businesses in China, through our comprehensive matrixes of web properties, consisting of the mass portal and leading online media destination www.sohu.com; the online alumni club www.chinaren.com; the games portal www.17173.com; one of the top real estate Websites www.focus.cn; the wireless services provider www.goodfeel.com.cn; and one of the top search Websites www.sogou.com. We offer our user community very broad choices regarding information, entertainment, communication and e-commerce. We derive revenue primarily through the sale of advertising including sponsor search, wireless, e-commerce and multiplayer online game services.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998 we re-launched our Website under the domain name sohu.com and in September 1999 we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, and our VIEs, Sohu Internet, Beijing Sohu, Hengda and Goodfeel.

On November 24, 2003, we acquired Kylie Enterprises Limited, the owner of 17173.com, a Website providing information about multiplayer online games in the PRC. Revenues of $5.2 million and $129,000, and expenses of $941,000 and $132,000, from Kylie Enterprises Limited’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the years ended December 31, 2004 and 2003, respectively.

On November 25, 2003, we completed the acquisition of All Honest International Limited, the owner of focus.cn, a Website providing information about real estate in Beijing and Shanghai. Revenues of $6.1 million and $111,000, and expenses of $1.5 million and $114,000, from All Honest International’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the years ended December 31, 2004 and 2003, respectively.

On May 31, 2004, through Sohu.com Limited and its variable interest entities, High Century and Sohu Internet, we completed the acquisition of all of the outstanding capital stock of Goodfeel and Marvel Hero Limited, a company incorporated in Hong Kong, for total consideration of $18.2 million consisting of a cash purchase price of $18 million and estimated other acquisition costs of $153,000. Goodfeel engages in web application protocol services, consisting mainly of ring tone downloads, that are provided to mobile phone users in the PRC. Revenues of $2.8 million and expenses of $672,000 from Goodfeel and Marvel Hero Limited’s operations after the acquisition date have been included in Sohu’ s consolidated financial statements for the year ended December 31, 2004.

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. We had an accumulated deficit of approximately $11.2 million at December 31, 2004. These losses were funded with private placements of convertible preferred stock and our initial public offering. We intend to continue spending on marketing and brand development, content enhancements, technology and infrastructure. As a result, net losses could occur in the future. We anticipate funding such losses, if any, with the remaining proceeds from our initial public offering and the proceeds of the private placement of zero coupon convertible senior notes that we completed in July 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for advertising revenues, accounting for wireless revenues and cost of revenues, accounting for e-commerce revenues, gross versus net basis of revenue recognition, allowance for doubtful accounts, valuation allowance against deferred tax assets and assessment of impairment for goodwill and other intangible assets represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We generate advertising revenues from advertising, sponsorship and retail contracts, most of which are one year or less in duration. Such contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, we provide advertisement placements on various Website channels and in different formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, we recognize revenue upon payment from the customer.

Sponsorship contracts may include services similar to those in our advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on our Website, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight line basis over the contract period and when collection of the resulting receivable is reasonably assured, provided we are meeting our obligations under the contract. Pursuant to retail advertising contracts, which are normally for relatively low dollar amounts and are with small and medium size enterprises, we provide services which include listings in our search directory or our classified advertisements section, normally for a fixed annual fee, and priority placements on search results for a fixed fee or variable pricing based on bidding by different competitors. For retail advertising contracts, revenue is recognized as the service is provided, which is normally on a straight line basis over the term of the contract, and collection of the resulting receivable is reasonably assured. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Wireless revenues and corresponding cost of revenues are included within non-advertising revenues and cost of revenues. Wireless revenues are derived from providing SMS, MMS, WAP and IVR, mainly consisting of alumni club and other community products, e-mail, ring tone and logo downloads, news, and various other mobile related products, to mobile phone users. Wireless service fees are charged on a monthly or per message basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value added telecommunication services such as wireless, we rely on Beijing Sohu, Sohu Internet and Goodfeel to contract with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu, Sohu Internet or Goodfeel receives a statement from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 120 days after delivering a monthly statement, each operator remits the wireless service fees, net of its service fees, for the month to Beijing Sohu, Sohu Internet or Goodfeel, which is required to transfer the funds to our subsidiary Sohu Era under contractual arrangements. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Beijing Sohu, Sohu Internet or Goodfeel with the monthly statement for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $400,000 (gross margin underestimate of $300,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non-advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records. For the year ended December 31, 2004, 91% of our wireless revenues were confirmed by the monthly statements received from the mobile operators.

E-commerce revenues are earned primarily from direct sales of consumer products through Sohu’ s Website. We rely on Beijing Sohu to conduct our e-commerce business to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing e-commerce services. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 27,700 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our customers through our Website, arrange for delivery to our customers. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form. We record product sales net of the estimated amount of returns. We estimate an amount of product returns that is not significant.

Our management must determine whether to record revenue for our wireless and e-commerce business lines using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, principally whether Sohu is acting as the principal in offering services to the customer or whether Sohu is acting as an agent in the transaction. To the extent Sohu is acting as a principal in a transaction Sohu reports as revenue the payments received on a gross basis and reports as costs of revenue the amounts attributable to goods and services provided by third party operators and other vendors. To the extent Sohu is acting as an agent in a transaction Sohu reports on a net basis reporting as revenue the payments received less commissions and other payments to third parties. The determination of whether Sohu is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

Based on our assessment, our wireless revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the wireless services. The content and nature of the wireless services are designed and developed by us (either independently or with third parties) and originate from our Websites, our links located on third parties’ Websites, or one of our dedicated phone numbers. The mobile operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customer purchases the wireless content, community access or value added services, such as online dating, mobile email and mobile alumni club that Sohu provides. The end customer receives identical services from us regardless of which third party mobile operator is used to deliver the message. In addition, we provide customer services to the end customers directly and we could be requested by the mobile operators to assume the credit risk if the operators are not able to collect fees from the end customers. Sohu has determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile operators set maximum prices that Sohu can charge and that the mobile operators also have the right to set requirements and procedures associated with using their platform. However, Sohu has determined that the gross revenue reporting indicators are stronger, because Sohu is the primary obligor, adds value to the products, has inventory risk related to content and products, and has reasonable pricing latitude.

The majority of our e-commerce revenues are recorded on a gross basis where Sohu is the primary obligor but, depending on the terms of particular contracts with our suppliers, the net basis is also used. We consider Sohu the primary obligor in situations where Sohu has general and physical inventory risk and where we can set prices without any involvement from the suppliers. Transactions related to certain technology products, such as cameras, computers and memory cards, are recorded on a net basis when the suppliers set minimum prices, Sohu does not have inventory risk, Sohu does not maintain inventory to meet estimated customer demand and Sohu orders goods from suppliers only after receiving orders from customers.

To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues, less expenses) flows through operating income. Accordingly, the impact on operating income is the same whether Sohu records the revenue on a gross or net basis.

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $20.9 million net of allowance for doubtful accounts of $1.0 million as of December 31, 2004. If the financial condition of Sohu’ s customers or telecom operators were to deteriorate, resulting in their inability to make payments, or the telecom operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

As of December 31, 2004, substantially all of our deferred tax assets are related to United States net operating losses. Because substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

Our long-lived assets include goodwill and other intangible assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis as of December 31, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units based on our internal reporting structure that reflects the way we manage our business or operations and to which goodwill naturally would be associated, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

In accordance with the results of our impairment assessments, which were based primarily upon estimates of future discounted cash flows over the reporting units’ or assets’ useful lives, there was no impairment of our goodwill and intangibles for the year ended December 31, 2004. The use of different judgements or estimates might have resulted in an impairment charge.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

Total revenues were $103.2 million and $80.4 million for the years ended December 31, 2004 and 2003, respectively.

Advertising Revenues

Advertising revenues were $55.7 million and $29.5 million, or 54% and 37% of total revenues, for the years ended December 31, 2004 and 2003, respectively. The increase of $26.2 million from 2003 to 2004 consisted of: (i) $17.3 million from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $13.0 million increase in revenues from the advertisers who advertised with us in 2003 and who continued to do so in 2004; and (iii) a $4.0 million, or 72%, increase in sponsored search revenue, offset by a reduction of $8.1 million in revenues from some of our 2003 advertisers not advertising on our Website in the year ended December 31, 2004. The 2004 increase in revenue also includes the impact of an increase in rates we charge for advertising ranging from 16% to 20% during the year. For the year ended December 31, 2004, we also generated advertising revenues from our Olympic channels of approximately $1.6 million. Sohu had approximately 1,000 advertisers in 2004 as compared to 800 advertisers in 2003. Sales to Sohu’s five largest advertisers were 8% and 10% of total advertising revenues for the years ended December 31, 2004 and 2003, respectively. Sohu’s advertising customers consisted primarily of companies within the automobile, information technology products, real estate, online games, telecommunication products and education industries in 2004. We expect that our percentage of advertising revenues from dotcom companies and companies within the information technology and financial services industries to increase in 2005, while we anticipate a reduction in percentage of advertising revenues from the automobile, online games and telecommunication industries. Revenues and related cost of revenues from advertising barter transactions were not recognized. As of December 31, 2004 and 2003, we had $4.1 million and $3.5 million of deferred advertising revenues, respectively.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless, e-commerce and other services.

Non-advertising revenues were $47.5 million and $50.9 million, or 46% and 63% of total revenue, for the years ended December 31, 2004 and 2003, respectively. Because of restrictions on foreign companies working in the PRC telecommunications industry, we have used our variable interest entities to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our short messaging fees. Our variable interest entities collect the fees from the operators and then transfer them to our subsidiaries. There was no material impact on our revenues or margins from our reliance on these related party arrangements. On July 1, 2003, we prospectively adopted FIN 46, which resulted in the consolidation of our variable interest entities. Thus, wireless and e-commerce revenues earned by our variable interest entities prior to the date are disclosed as revenue from related parties and are not so disclosed thereafter.

In 2004, non-advertising revenues were derived from wireless services of $36.4 million, e-commerce services of $6.2 million, and other services of $4.9 million. In 2003, non-advertising revenues were derived from wireless services of $44.0 million, e-commerce services of $3.8 million, and other services of $3.1 million. Although we managed to increase our e-commerce and other services revenues by approximately 63% and 59%, respectively, the increases were outweighed by the 17% decrease in our wireless revenues.

Wireless. Our wireless revenues include SMS and MMS services launched in 2003 and other advanced second generation technology, or 2.5G, wireless services such as WAP and IVR . Our wireless services include alumni club, dating and friends matching, e-mail, ring tone and logo downloads and various other related products provided to mobile phone users. Short messaging fees are charged on a monthly or per message basis. For the year ended December 31, 2004, approximately 80% of our SMS revenues were derived from consumers who subscribe for our SMS services on a monthly basis, for which we charge a monthly fixed fee ranging from approximately $0.4 to $3.0.

For the year ended December 31, 2004, our wireless revenues decreased by $7.6 million to $36.4 million as compared to $44.0 million for the year ended December 31, 2003, primarily due to the decrease of $15.8 million in SMS revenues. This decrease was partially offset by an increase of $2.7 million in MMS revenues, $2.6 million in revenues from two new products, WAP and IVR, and revenues of $2.8 million as a result of the acquisition of Goodfeel. The decrease in SMS revenues was the result of the tightened controls over billing procedures and practices by our mobile operators. The increase in MMS revenues was the result of successful product promotion and wider user acceptance of MMS services in China. However, effective September 1, 2004, our MMS services were temporarily suspended by CMCC for a one-year period.

Because of the tightened controls over billing procedures and practices by our mobile operators, we expect SMS revenues to remain flat in the near future, at the level of the fourth quarter of 2004. Due to the suspension of our MMS services by CMCC for a one-year period beginning September 1, 2004, we expect no MMS revenues to be derived in 2005 prior to the lifting of the suspension. We expect our WAP and IVR revenues to grow in 2005 due to our continued market development effort, product diversification and integration of Goodfeel.

In mid 2004, MII began requiring wireless service providers, or SPs, to apply for a trans-regional value-added telecommunications services operating license, or a CP license, in order to provide value-added telecommunication services throughout the PRC. CMCC then issued a notice requiring all SPs to provide evidence of a CP license by October 31, 2004. After October 31, 2004, CMCC and its subsidiaries ceased working with most of the SPs without CP licenses. MII accepted Goodfeel’s application for a CP license in January 2005 and MII is currently reviewing it. It ordinarily takes approximately 60 days after the application is filed before the actual license is issued. We do not expect any problems or complications with respect to obtaining the license. Goodfeel continues to work with CMCC as usual, although CMCC has not settled our accounts receivable since August 2004. As of December 31, 2004, the accounts receivable due from CMCC to Goodfeel amounted to approximately $1.53 million. We did not make any bad debt provision in relation to this receivable amount as we believe there will not be any ultimate collectibility issues based on the good credit standing of CMCC. However, there is no guarantee that a CP license will be granted to Goodfeel, and, as a result, CMCC may cease working with Goodfeel and/or delay or refuse settlement of our accounts receivable.

E-commerce. E-commerce revenues are earned primarily from sales of consumer products through Sohu’ s Website. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 27,700 consumer products, such as books, health care products, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders, arrange for delivery to our customers. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. E-commerce revenues increased by $2.4 million to $6.2 million for the year ended December 31, 2004 as compared to $3.8 million for the year ended December 31, 2003.

Others. Other services mainly include provision of online games, Internet access, and our design of Websites and provision of Internet software to third parties. The increase of $1.8 million to $4.9 million for the year ended December 31, 2004 was primarily due to an increase in revenues from our online games, as we launched our Knight Online and Blade Online in February 2003 and October 2004, respectively.

Cost of Revenues

Total cost of revenues was $34.0 million and $25.2 million for the years ended December 31, 2004 and 2003, respectively.

Advertising Cost of Revenues

Advertising cost of revenues increased by $5.5 million to $13.0 million for the year ended December 31, 2004 as compared to $7.5 million for the year ended December 31, 2003. Advertising cost of revenues includes personnel costs and personnel overhead, content purchases, depreciation and bandwidth. The increase for the year ended December 31, 2004 was primarily due to a $2.2 million increase in office and depreciation expense, a $1.5 million increase in personnel expense, a $882,000 increase in content and license fees, a $609,000 increase in retail revenues sharing with partners, a $217,000 increase in traveling and entertainment expenses and a $92,000 increase in other items, including training expense and professional fees. Our advertising gross margin for the year ended December 31, 2004 was 77% as compared to 75% in 2003. Our gross margin improved for the year ended December 31, 2004 because of the fixed nature of some of the advertising cost components, which have not increased at the same rate as revenues.

Non-advertising Cost of Revenues

Non-advertising cost of revenues increased by $3.3 million to $21.0 million for the year ended December 31, 2004 as compared to $17.7 million for the year ended December 31, 2003.

Wireless. Wireless cost of revenues increased by $300,000 to $13.3 million for the year ended December 31, 2004, as compared to $13.0 million for the year ended December 31, 2003. Wireless cost of revenues consists mainly of collection and wireless transmission charges paid to third party network operators, expenses related to notices of penalties and complaints from CMCC subsidiaries based on allegations of the breach of certain provisions of agreements with the mobile network operators, and fees or royalties paid to third party content providers for services and content associated with our wireless services. The collection and transmission charges vary between third party operators and include a gateway fee of $0.006 to $0.0151 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 10% to 30% of total fees collected by the third party operators from mobile phone users and paid to us. Content costs are immaterial as compared to collection and transmission charges. Wireless cost of revenues does not include allocations for Website operating costs. Our wireless gross margins were 64% and 71% for the years ended December 31, 2004 and 2003, respectively. Wireless gross margin decreased primarily because revenues from high gross margin products decreased. We expect wireless gross margins to stabilize in the coming quarters.

E-commerce. E-commerce cost of revenues was $6.0 million for the year ended December 31, 2004, as compared to $3.4 million for the year ended December 31, 2003. E-commerce cost of revenues consists mainly of the purchase price of consumer products sold and inbound and outbound shipping charges. E-commerce cost of revenues does not include allocations for Website operating costs. The change in e-commerce cost of revenues from the comparative period in 2003 was attributable to the change in sales volume. Our e-commerce gross margin was 2% for the year ended December 31, 2004, as compared to 10% for the year ended December 31, 2003. For the year ended December 31, 2004, approximately 3 percentage points of the reduction in gross margin were attributable to our providing free delivery for orders greater than $6 and approximately 5 percentage points of the reduction were attributable to our lowering sales prices of our products.

Others. Cost of revenues for other services, consisting mainly of fees paid to third parties for design services and related overhead, was $1.7 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively.

Product Development Expenses

Product development expenses increased by $1.3 million to $8.8 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The increase was primarily due to a $1.7 million increase in personnel expense for additional employees and a $59,000 increase in other items including traveling and entertainment expenses, professional fees and communications, offset by a $459,000 decrease in office and depreciation expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $5.9 million to $16.5 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The increase was primarily due to a $2.8 million increase in advertising and promotion expense, a $1.6 million increase in personnel expenses due to increases in headcounts and increases in bonuses and commissions, a $651,000 increase in traveling and entertainment expenses, a $720,000 increase in bad debt expense, and a $129,000 increase in other items including office and depreciation expense and professional fees.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million to $8.5 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The increase was primarily due to a $2.4 million increase in professional fees incurred primarily as a result of compliance work in connection with Section 404 of the Sarbanes-Oxley Act of 2002, a $820,000 increase in personnel expenses due to an increase in headcounts, and a $280,000 increase in traveling and entertainment expenses.

Amortization of Intangibles

Amortization of intangibles of $1.4 million for the year ended December 31, 2004 was related to the acquisitions of the Focus.cn and 17173.com Websites in the fourth quarter of 2003, and of Goodfeel in the second quarter of 2004.

Operating Profit

As a result of the foregoing, our operating profit increased by $2.0 million to $34.0 million for the year ended December 31, 2004, as compared to $32.0 million for the year ended December 31, 2003. Operating profit for the years ended December 31, 2004 and 2003 included $7,000 and $4,000, respectively, for stock-based compensation expense recorded on the grant of certain stock options, which amounts are being amortized over the vesting period of the options, ranging from one to four years.

Other Expense

For the year ended December 31, 2004, other expense of $838,000 consisted mainly of amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003. For the year ended December 31, 2003, other expense of $964,000 consisted mainly of valuation allowances for long-term loans to related parties and amortization of the offering costs of our zero coupon convertible senior notes.

Interest Income

For the year ended December 31, 2004, interest income was $2.4 million, as compared to $2.0 million for the year ended December 31, 2003. The increases were mainly due to our increased average cash balance and marketable securities, as a result of our private placement of zero coupon convertible senior notes in July 2003 and an increase in our profits, and to a lesser extent an increase in interest rates.

Income Tax Expense

For the year ended December 31, 2004, an income tax refund of $37,000 resulted from the reversal of an over-provision for income tax expense. For the year ended December 31, 2003, income tax expense was $6.7 million as a result of a tax restructuring undertaken in 2003.

Effective for the fourth quarter of 2003, most of our income is earned in China by Sohu Era, Sohu Internet and Sohu Software, which, as new technology enterprises, are exempted from income tax for the years ended December 31, 2003, and 2004 and 2005, are subject to a 7.5% tax rate for the years ending December 31, 2006, 2007 and 2008, and are subject to a 15% tax rate for each year thereafter. If Sohu Era, Sohu Internet and Sohu Software do not continue to meet the definition of a new technology enterprise or there are changes in the taxation policies of the PRC government, their income would be subject to taxation at the rate of 33%.

Income earned in the United States, where Sohu.com Inc. is incorporated, is subject to taxation at 34% or 35%. For the foreseeable future, we anticipate the only significant income earned in the United States and subject to United States taxation to be interest income. If dividends are paid by our China or other non-U.S. subsidiaries to Sohu.com Inc., the dividends would be taxed at Sohu.com Inc.’s rate of taxation which is 34% or 35% (as reduced by any applicable “deemed-paid” foreign tax credits for foreign income taxes paid by such subsidiaries). For the foreseeable future, we do not intend for the China or other non-U.S. subsidiaries to pay dividends to Sohu.com Inc.

Net Income

As a result of the foregoing, we had net income of $35.6 million for the year ended December 31, 2004, as compared to net income of $26.4 million for the year ended December 31, 2003.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenues

Total revenues were $80.4 million and $28.7 million for the years ended December 31, 2003 and 2002, respectively.

Advertising Revenues

Advertising revenues were $29.5 million and $13.9 million, or 37% and 48% of total revenues, for the years ended December 31, 2003 and 2002, respectively. The increase of $15.6 million from 2002 to 2003 consisted of (1) $12.7 million from new advertisers, as more companies using the Internet as an advertising medium; (2) a $4.2 million increase in revenues from the advertisers who advertised with us in fiscal year 2002 and who continued to do so in 2003; and (3) $3.1 million increase in fees we received for listing companies in our search directory. These increases were partly offset by a $4.4 million loss in revenues, resulting from some of our 2002 advertisers not advertising on our Website in 2003. The 2003 increase in revenues also includes the impact of an increase in rates we charge for advertising of approximately 25%, or approximately $3.9 million of the $15.6 million increase, from 2002 to 2003. Sohu had approximately 800 advertisers in 2003 as compared to 500 advertisers in 2002. Sohu’s advertising customers consisted primarily of companies within the information technology products, automobile, telecommunication products, healthcare products and education industries in 2003. Sales to Sohu’s five largest advertisers were 10% and 14% of total advertising revenues for the years ended December 31, 2003 and 2002, respectively. There were no advertising revenues from related parties in 2003 or 2002. We have not recorded any revenue from advertising barter transactions. As of December 31, 2003 and 2002, we had $3.5 million and $1.4 million of deferred advertising revenues, respectively.

Non-advertising Revenues

Non-advertising revenues were $51 million and $14.9 million, or 63% and 52%, of total revenue for the years ended December 31, 2003 and 2002, respectively. Non-advertising revenues for the years ended December 31, 2003 and 2002 included non-advertising revenues from our variable interest entities of $28.6 million and $10.1 million, respectively. Because of restrictions on foreign companies working in the PRC telecommunications industry, we have used our variable interest entities to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our short messaging fees. Our variable interest entities collect the fees from the operators and then transfer them to our subsidiaries. There was no material impact on our revenues or margins from our reliance on these related party arrangements. On July 1, 2003, we prospectively adopted FIN 46, which resulted in the consolidation of our variable interest entities. Thus, wireless and e-commerce revenues earned by our variable interest entities prior to the date are disclosed as revenue from related parties and are not so disclosed thereafter.

In 2003, non-advertising revenues were derived from wireless services of $44.0 million, e-commerce services of $3.8 million, and other services of $3.1 million. In 2002, non-advertising revenues were derived from wireless services of $10.1 million, e-commerce services of $4.2 million, and other services of $544,000.

Wireless. Most of the growth in non-advertising revenues was attributable to increases in our wireless revenues which include short messaging services, multi messaging services launched in 2003 and other advanced second generation technology, or 2.5G, wireless services. For the year ended December 31, 2003, wireless revenues increased by $33.9 million from 2002. The increase was attributable to increases in the wireless user base for our Web based products as well as new products for use with mobile phones. Our wireless services included alumni club, dating and friends matching, e-mail, ring tone and logo downloads and various other related products for mobile phone users. Short messaging fees are charged on a monthly or per message basis. For the year ended December 31, 2003, approximately 80% of our SMS revenues were derived from consumers who subscribe for our SMS services on a monthly basis, for which we charged a monthly fixed fee ranging from approximately $0.6 to $4.8.

Our wireless services were introduced in China in late 2000 and our growth in this area during 2003 was mainly attributable to a combination of a number of factors, such as increases in the number of Chinese mobile phone users who had been subscribing for our wireless services and our introduction of new products to the market. As of December 31, 2003, we provided over 500 different monthly subscription wireless services and over 500 services which were charged on a per message basis. We regularly introduced new products and adaptations to our existing products. Depending on the product, subscribers may use the product for as short as one month or may use it on an ongoing basis. As described below, there were certain products and marketing methods which contributed to our growth. Price increases were not a factor in our short messaging growth, because we had many different products and pricing was normally set when the product was launched and remained unchanged during the life of the product. Approximately 25% of our growth in 2003 was attributable to improvements in the short messaging billing and transmission platform, as our approximate billing failure rate for the year ended December 31, 2003 was 25%, as compared to approximately 40% for the year ended December 31, 2002.

In 2003, the largest contributor to our wireless revenues growth was our online dating and friends matching service, which we refer to as “Jiqinggongshe” or “GGMM,” and accounted for approximately 25% of our wireless revenues in 2003. We developed this product in the fourth quarter of 2002, and it accounted for 4% of our wireless revenues for the year ended December 31, 2002. Most of our GGMM subscribers were acquired through Website union, where we used third party Websites to market our products. At the instruction of the mobile operators, we stopped using Website union in July 2003. We also used Website union for marketing numerous other products, which, excluding GGMM, accounted for approximately 15% of our total revenue for the year ended December 31, 2003. As a result of our inability to use Website union to promote our products or acquire subscribers, we experienced substantially lower growth in wireless revenues for the three months ended September 30, 2003 and December 31, 2003 as compared to the three months ended June 30, 2003, March 31, 2003 and December 31, 2002. Our subscriber base for products previously promoted through Website union (especially GGMM) declined, which had a negative impact on our revenue growth. Our GGMM subscribers declined from a high of 2.2 million in April 2003 to 1.5 million at December 31, 2003. We charged a monthly fee of US$0.63 for GGMM.

E-commerce. E-commerce revenue decreased by $400,000 to $3.8 million for the year ended December 31, 2003 because we discontinued sales of cosmetics in 2003.

Others. Other services included our design of Websites and provision of Internet software to third parties.

Cost of Revenues

Total cost of revenues was $25.2 million and $13.4 million for the years ended December 31, 2003 and 2002, respectively.

Advertising cost of revenues

Advertising cost of revenues includes personnel costs and personnel overhead, content purchases, depreciation and bandwidth, which are fairly fixed in nature and accordingly did not tend to increase or decrease proportionately with revenue. Our advertising gross margin for the year ended December 31, 2003 was 75% as compared to 57% for the year ended December 31, 2002. Our gross margins improved because of the fixed nature of the advertising costs of revenues, which did not increase at the same rate as revenue.

Advertising cost of revenues was $7.5 million and $5.9 million for the years ended December 31, 2003 and 2002 respectively. The increase of $1.6 million was primarily due to the increase in personnel costs of $900,000 as a result of growth in headcounts and an increase in spending for content of $600,000, as we expanded our channel offerings.

Non-advertising cost of revenues

Non-advertising cost of revenues was $17.7 million and $7.5 million for the years ended December 31, 2003 and 2002, respectively. The increases were consistent with revenue growth. Prior to our adoption of FIN 46 on July 1, 2003, which resulted in the consolidation of our variable interest entities, substantially all non-advertising cost of revenues was from related parties.

Wireless. Our wireless gross margin for the year ended December 31, 2003 was 70% as compared to 63% for the year ended December 31, 2002. Wireless cost of revenues was $13.0 million and $3.7 million for the years ended December 31, 2003 and 2002, respectively, which consists mainly of subscription collection and wireless transmission charges paid to third party network operators. The fees varied between third party operators and included a gateway fee of $0.006 to $0.012 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 12% to 15%, based on the total fees collected by the third party operators from mobile phone users and paid to us. As the operator fees were charged on a per message basis and as a percentage of revenue, the increase in wireless cost of revenues is consistent with our increase in wireless revenues. Content costs are also included in wireless cost of revenues but are immaterial as compared to collection and transmission charges. Wireless cost of revenues does not include allocations for Website operating costs. Subsequent to the adoption of FIN 46, wireless cost of revenues also includes the business tax paid when VIEs remit to our subsidiaries wireless fees which have been collected by the VIEs. The increase in gross margins was mainly due to a higher mix of monthly subscriptions, which have higher gross margins. There were no significant changes in third party network operator fees in 2003.

E-commerce. Our e-commerce gross margin for the year ended December 31, 2003 was 10% as compared to 16% for the year ended December 31, 2002. Our 2003 gross margin decreased from 2002 due to market price competition and the fact that we started providing free shipping in 2003, which increased our e-commerce cost of revenues. For the years ended December 31, 2003 and 2002, our e-commerce cost of revenues was $3.4 million and $3.5 million, respectively, consisting of the purchase price of consumer products, and inbound and outbound shipping charges. E-commerce cost of revenues did not include allocations for Website operating costs.

Others. Cost of revenues for other services, consisting of employee compensation costs and related overhead, fees paid to third party for design services and, where applicable, the cost of hardware and software, was $1.3 million and $280,000 for the years ended December 31, 2003 and 2002, respectively.

Product Development Expenses

Product development expenses were $7.5 million for the year ended December 31, 2003, as compared to $5.5 million for the year ended December 31, 2002. Product development expenses increased $2.0 million to $7.5 million for the year ended December 31, 2003, primarily due to increased salary expense of $1.6 million for additional employees to support our increased investment in our products and online games development, game license fees of $160,000, traveling and entertainment of $140,000 and training, communications, and office expense of $100,000.

Sales and Marketing Expenses

Sales and marketing expenses were $10.6 million for the year ended December 31, 2003, as compared to $8.0 million for the year ended December 31, 2002. Sales and marketing expenses increased by $2.6 million to $10.6 million for the year ended December 31, 2003, primarily due to increased advertising and promotion expense of $1.7 million to support our marketing strategy, increased personnel expenses of $800,000 due to increases in bonuses and commissions from increased advertising revenues, and traveling, entertainment and office expense of $100,000.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the year ended December 31, 2003, as compared to $3.9 million for the year ended December 31, 2002. General and administrative expenses increased by $1.1 million to $5.0 million for the year ended December 31, 2003, mainly because of the increased professional fees of $1.0 million and salary expenses and office expense of $100,000.

Amortization of Intangible Assets

There was no amortization recorded during the year ended December 31, 2002. Amortization of intangibles for the year ended December 31, 2003 of $57,000 was related to the acquisitions of the Focus.cn and 17173.com Websites during the year.

Operating Profit (Loss)

As a result of the foregoing, we had an operating profit of $32.0 million for the year ended December 31, 2003, as compared to an operating loss of $2.1 million for the year ended December 31, 2002. Operating profit (loss) for the years ended December 31, 2003 and 2002 included $4,000 and $20,000, respectively, for stock-based compensation expense recorded on the grant of certain stock options, which amounts are being amortized over the vesting period of the options, ranging from one to four years.

Other Expense

For the year ended December 31, 2003, other expense of $964,000 included $545,000 for a valuation allowance for long-term loans to related parties for losses incurred by Sohu-Guolian Information Technology Co., Ltd., or Sohu-Guolian, $345,000 for amortization of the offering costs of our zero coupon convertible senior notes and $74,000 of losses on disposal of fixed assets. For the year ended December 31, 2002, other expense was $217,000, which mainly included a $196,000 valuation allowance for long-term loans to related parties for investments in Hengda, High Century and Sohu-Guolian. Prior to the adoption of FIN 46 in July 2003, to the extent losses were incurred by these PRC companies, we accrued for such losses by recording a valuation allowance against long-term loans to related parties.

Interest Income

Interest income was $2.0 million for the year ended December 31, 2003, as compared to $1.3 million for the year ended December 31, 2002. The increase of $700,000 in 2003 was mainly due to our increased cash balance and marketable securities as a result of our private placement of zero coupon convertible senior notes in July 2003 and an increase in our profits from fiscal 2002 to fiscal 2003.

Income Tax Expense

Income tax expense was $6.7 million for the year ended December 31, 2003 and $0 for the year ended December 31, 2002. The increase in income tax expense was due to income tax expense associated with a tax restructuring undertaken during the third quarter of 2003 and other taxable income. We were not profitable in 2002 and, accordingly, had no taxable income. As of December 31, 2003 we had provided a full valuation allowance for our deferred tax assets.

Net Income (Loss)

As a result of the foregoing, we had net income of $26.4 million for the year ended December 31, 2003, as compared to a net loss of $1.0 million for the year ended December 31, 2002.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R which revised SFAS No. 123, Accounting for Stock-Based Compensation and renamed it as Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employee, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). This statement will be effective for Sohu as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We are evaluating the requirements of SFAS 123R, and we expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2004. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
	(Unaudited, in thousands)
Revenues:
Advertising	$15,879	$15,473	$13,382	$11,014	$9,478	$8,748	$6,801	$4,476
Non-advertising:
Wireless	4,663	8,145	11,316	12,245	12,887	11,693	10,979	8,488
E-commerce	1,996	1,486	1,370	1,319	936	692	984	1,175
Other	1,529	836	1,199	1,357	1,284	947	585	272

Subtotal of non-advertising revenues	8,188	10,467	13,885	14,921	15,107	13,332	12,548	9,935

Total revenues	24,067	25,940	27,267	25,935	24,585	22,080	19,349	14,411

Cost of revenues:
Advertising	3,251	3,576	3,372	2,788	2,134	1,973	1,750	1,602
Non-advertising:
Wireless	1,933	3,021	4,132	4,181	3,347	3,876	3,266	2,501
E-commerce	1,963	1,450	1,346	1,286	882	629	891	1,008
Other	592	340	386	368	415	423	364	145

Subtotal of non-advertising cost of revenues	4,488	4,811	5,864	5,835	4,644	4,928	4,521	3,654

Total cost of revenues	7,739	8,387	9,236	8,623	6,778	6,901	6,271	5,256

Gross profit	16,328	17,553	18,031	17,312	17,807	15,179	13,078	9,155

Operating expenses:
Product development	2,387	2,462	2,091	1,880	1,906	1,968	1,926	1,742
Sales and marketing	4,547	4,600	4,261	3,121	3,211	2,839	2,528	1,992
General and administrative	2,987	2,210	1,752	1,572	1,460	1,181	1,312	1,076
Amortization of intangibles	455	368	360	177	57	—	—	—

Total operating expenses	10,376	9,640	8,464	6,750	6,634	5,988	5,766	4,810

Operating profit	5,952	7,913	9,567	10,562	11,173	9,191	7,312	4,345

Other expense	(244)	(190)	(196)	(208)	(202)	(552)	(129)	(81)
Interest income	595	641	578	630	748	532	343	327

Income before income tax expense	6,303	8,364	9,949	10,984	11,719	9,171	7,526	4,591

Income tax expense	199	(38)	(70)	(54)	(150)	(6,500)	—	—

Net income	$6,502	$8,326	$9,879	$10,930	$11,569	$2,671	$7,526	$4,591

Basic net income per share	$0.18	$0.23	$0.27	$0.30	$0.32	$0.07	$0.21	$0.13

Shares used in computing basic net income per share	36,478	36,392	36,349	36,255	36,040	35,824	35,286	34,756

Diluted net income per share	$0.17	$0.21	$0.25	$0.27	$0.28	$0.06	$0.19	$0.12

Shares used in computing diluted net income per share	40,533	40,644	40,893	41,920	42,146	41,643	40,036	39,186

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through sales of equity securities and convertible notes, and cash provided by operations. From inception through December 31, 2004, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes. As of December 31, 2004, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $141.3 million, compared to $142.6 million and $44.2 million as of December 31, 2003 and 2002, respectively.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’ s common stock at a conversion price of $44.76 per share, subject to adjustment. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’ s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’ s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. We have filed a registration statement with the Securities and Exchange Commission to register for resale the notes and the common stock issuable upon conversion of the notes, which registration statement was declared effective by the Securities and Exchange Commission on July 8, 2004. Because the registration statement was not declared effective by January 10, 2004, we were required to pay liquidated damages of $166,000, consisting of interest on the outstanding principal of the notes at the initial annual rate of 0.25% for the first 90 days after January 10, 2004 and thereafter until July 8, 2004 at the annual rate of 0.50%.

Our principal commitments consist of obligations under various operating leases for office facilities in Beijing, Shanghai, Guangzhou and Hong Kong. Our commitments under these leases total approximately $2,276,000, $2,675,000, and $2,290,000 for the years ending December 31, 2005, 2006, and 2007, respectively. We expect that capital expenditures totaling $11 million in 2005 will consist of $7.0 million for purchases of servers, network equipment and software and $4.0 million for leasehold improvements.

As described above, we have entered into arrangements with Dr. Charles Zhang, our Chief Executive Officer, and certain of our employees to satisfy PRC regulations which prohibit or restrict foreign companies from owning or operating telecommunications, Internet content and certain other businesses in China. These arrangements have taken the form of loans to Dr. Zhang and the employees, who then invested the amounts loaned in what are currently our variable interest entities. While the arrangements have taken the form of loans to Dr. Zhang and the employees, they are, in substance, investments in the variable interest entities. Accordingly, we do not expect the loans to have any special effect upon our liquidity. The loan agreements do not contain any material financial covenants.

In October 2004, our Board of Directors continued and expanded the stock repurchase program we announced in April 2004. During the three months ended December 31, 2004, the Company repurchased 360,500 shares of its common stock at an average price of $16.99 per share including brokerage commissions of $0.03 per share. In February 2005, we repurchased 885,605 shares at an average price of $15.66 per share including brokerage commissions of $0.03 per share. This completed the current stock repurchase program. Management does not believe the repurchases have had a material effect on Sohu’s liquidity.

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net cash provided by operating activities	$46,152	$41,896	$5,272
Net cash used in investing activities	(3,412)	(51,012)	(13,725)
Net cash (used in) provided by financing activities	(19,465)	89,296	(1,881)

Net increase(decrease) in cash and cash equivalents	23,275	80,180	(10,334)
Cash and cash equivalents at beginning of year	99,109	18,929	29,263

Cash and cash equivalents at end of year	$122,384	$99,109	$18,929

For the year ended December 31, 2004, net cash provided by operating activities was $46.1 million, and was primarily attributable to our net income of $35.6 million, depreciation and amortization of $6.7 million and a $3.1 million decrease in working capital. For the year ended December 31, 2003, net cash provided by operating activities was $41.9 million, and was primarily attributable to our net income of $26.4 million, tax benefits from stock options of $6.5 million, depreciation and amortization of $4.9 million, provision for loans to related parties and loss incurred by a joint venture of $500,000, and a $3.6 million decrease in working capital. For the year ended December 31, 2002, net cash provided by operating activities of $5.3 million was primarily attributable to our net loss of $1.0 million, depreciation and amortization of $4.9 million, other non-cash expenses of $1.3 million, and a slight increase in working capital of $63,000.

For the year ended December 31, 2004, net cash used in investing activities was $3.4 million, and was primarily attributable to $17.0 million in cash used to acquire Goodfeel, the acquisition of fixed assets of $8.4 million largely due to the move of our offices in Beijing, and the addition of other assets of $2.3 million. This amount was partially offset by $24.3 million received as a result of the maturities of marketable debt securities. For the year ended December 31, 2003, net cash used in investing activities was $51.0 million, and was primarily attributable to $32.2 million in cash used in the 17173.com and focus.cn acquisitions, long term investments in marketable debt securities of $18.7 million, purchase of fixed assets of $3.9 million and addition of other assets of $1.5 million, partially offset by $2.7 million in cash included in variable interest entities and $2.3 million in cash received from the liquidation of Sohu-Guolian. For the year ended December 31, 2002, net cash used in investing activities of $13.7 million was primarily due to long-term investments in marketable debt securities of $7.8 million, the acquisition of fixed assets of $2.3 million, long-term loans to related parties of $3.3 million for financing investments in High Century and Hengda and the acquisition of other assets of $348,000.

For the year ended December 31, 2004, net cash used in financing activities was $19.5 million, and was primarily attributable to $23.8 million used for the repurchase of our common stock. This amount was partially offset by $4.4 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan. Net cash provided by financing activities was $89.3 million for the year ended December 31, 2003, due to net proceeds of $87.4 million from the private placement of our zero coupon convertible senior notes and proceeds of $1.5 million from the issuance of common stock upon the exercise of options granted under our stock incentive plan. Net cash used in financing activities was $1.9 million for the year ended December 31, 2002, primarily due to the repurchase of $2.0 million of shares of our common stock offset by $123,000 from the issuance of common stock upon the exercise of options granted under our stock incentive plan.

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

Tabular Disclosure of Contractual Obligations (in thousands)

The following table sets forth our contractual obligation as of December 31, 2004:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$90,000	$—	$90,000	$—	$—
Operating lease obligations	11,998	2,276	4,965	4,757	—
Purchase obligations	4,341	3,866	475	—	—
Other long-term liabilities	36,268	36,268	—	—	—

Total contractual obligations	$142,607	$42,410	$95,440	$4,757	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Renminbi and a significant portion of our assets and liabilities is denominated in Renminbi. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and Renminbi. If the Renminbi depreciates against the U.S. Dollar, the value of our Renminbi revenues and assets as expressed in our U.S. Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See “Risk Factors—We may suffer currency exchange losses if the Renminbi depreciates relative to the U.S. Dollar.”

The Renminbi is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The effect of foreign exchange rate fluctuations on us for the year ended December 31, 2004 was not material.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, receivables, payables and zero coupon convertible senior notes as of December 31, 2004:

	Expected Maturity Date						Total recorded value	Fair value
	2005	2006	2007	2008	2009	Thereafter
On-balance sheet financial instruments ( in US$ ‘000)
Cash and cash equivalents:
in US$	51,666	—	—	—	—	—	51,666	51,666
in HK$	335	—	—	—	—	—	335	335
in RMB	70,383	—	—	—	—	—	70,383	70,383

Sub-total	122,384	—	—	—	—	—	122,384	122,384

Receivables
in US$	801	—	—	—	—	—	801	801
in RMB	23,202	—	—	—	—	—	23,202	23,202

Sub-total	24,003	—	—	—	—	—	24,003	24,003

Investments in marketable debt securities
in US$	4,494	9,444	5,000	—	—	—	18,938	18,938

Payables
in US$	2,881	—	—	—	—	—	2,881	2,881
in RMB	27,918	—	—	—	—	—	27,918	27,918

Sub-total	30,799	—	—	—	—	—	30,799	30,799

Zero coupon convertible senior notes
in US$	—	—	90,000	—	—	—	90,000	78,480

INVESTMENT RISK

a) Investments in Beijing Sohu, High Century, Hengda, Sohu Internet and Goodfeel

As of December 31, 2004, Sohu had outstanding long-term loans of $7.4 million to Dr. Zhang, Sohu’ s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Zhang and 20% by certain of our employees, Hengda, which is owned by two of our employees, and Sohu Internet, which is owned 50% by Hengda, 40% by High Century and 10% by an employee. Beijing Sohu, High Century, Hengda, Sohu Internet and Goodfeel are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

In addition, in May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, we loaned $1,208,000 to two employees of the company to purchase the interests in Goodfeel from High Century and Sohu Internet.

In November 2004, we loaned $1,208,000 to another two employees of the company to purchase the interests in Hengda from the original shareholders.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by the transfer of the shares of Goodfeel, High Century, Hengda, Sohu Internet or Beijing Sohu to us, (ii) the shares of Goodfeel, High Century, Hengda, Sohu Internet or Beijing Sohu cannot be transferred without our approval, and (iii) we have the right to appoint all directors and senior management personnel of Goodfeel, High Century, Hengda, Sohu Internet and Beijing Sohu. Dr. Zhang and the other employee borrowers have pledged all of their shares in Goodfeel, High Century, Hengda, Sohu Internet and Beijing Sohu as collateral for the loans and the loans bear no interest and are due on demand after October 2006, in the case of Goodfeel, after November 2003, in the case of High Century, the earlier of a demand or 2010, in the case of Beijing Sohu, after November 3, 2006, in the case of Hengda, and after June 2004, in the case of Sohu Internet, or, in any case, at such time as Dr. Zhang or any of the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of Goodfeel, Beijing Sohu, Hengda, Sohu Internet and High Century, which is uncertain.

In addition, under Section 402 of the Sarbanes-Oxley Act of 2002, issuers subject to the act are prohibited from making personal loans to their directors and executive officers. Under Section 402, issuers are permitted to maintain the loans they made to directors and executive officers prior to the effective date of the Sarbanes-Oxley Act. They are not permitted, however, to renew or materially modify such loans. We believe that there is a strong argument that the loans to Dr. Zhang described above are not “personal loans,” in view of our underlying business purpose for making the loans and the lack of a personal benefit to Dr. Zhang from the loans. In the absence of judicial interpretation, an SEC rule, or an SEC staff interpretation confirming our conclusion, however, we intend to treat these loans as if they were “personal loans” under Section 402 of the Sarbanes-Oxley Act. Accordingly, we expect that if we enter into arrangements similar to those described above in the future, any loans made under such arrangements will be made to individuals who are not our directors or executive officers. In addition, should the existing loans to Dr. Zhang, or to the entities in which he is the primary shareholder, need to be renewed or materially modified, such as if we need to advance additional funds to any of these entities, we expect that the entities, the ownership of the entities and/or the loans to the entities will be restructured so that we could not be deemed to be making a loan to Dr. Zhang. The prohibitions set forth in Section 402 have not had any adverse effect on our operations to date, and we do not expect them to have any adverse effect in the future.

(b) Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. As of December 31, 2004, these marketable debt securities amounted to approximately $18.9 million. These securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of December 31, 2004, unrealized gains of $19,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of December 31, 2004.

(US$ ‘000)	Expected Maturity Date						Total recorded value	Fair value
	2005	2006	2007	2008	2009	Thereafter
Investments in marketable securities	4,494	9,444	5,000	—	—	—	18,938	18,938
Average interest rate	2.15%	6.03%	4.40%	—	—	—
Zero coupon convertible senior notes	—	—	90,000	—	—	—	90,000	78,480
Average interest rate	—	—	0%	—	—	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index of Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index of Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 48 of this report and is incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s evaluation of its internal control over financial reporting as of December 31, 2004 has not yet been completed. In connection with this process, the Company has identified certain significant deficiencies that have been or are being remediated. There can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting, additional deficiencies will not be identified or that any deficiencies identified, either alone or in combination with others, will not be considered a material weakness as of December 31, 2004.

Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management’s report on internal control over financial reporting and the associated report on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than April 30, 2005.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Proxy Statement for Sohu’ s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 12, 2005 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2005 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’ s 2005 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders 2000 Stock Incentive Plan	3,274,733	$9.23	1,104,421
Equity compensation plans not approved by security holders	—	—	—

Total	3,274,733	$9.23	1,104,421

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Proxy Statement for Sohu’s 2005 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’ s 2005 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Index to Consolidated Financial Statements

Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

(a)(2) Financial Statement Schedule

Schedule I, Condensed Financial Information of Registrant, is included on page F-24 of this report and is incorporated into this Item 15(a)(2) by reference.

All other financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(c) Exhibits

See the Exhibit Index following the signature pages of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 25, 2005

Sohu.com Inc.

By:	/s/ CAROL YU
Carol Yu Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles Zhang and Carol Yu, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 25, 2005

/s/ CAROL YU Carol Yu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2005

/s/ EDWARD B. ROBERTS Edward B. Roberts	Director	March 25, 2005

/s/ THOMAS GURNEE Thomas Gurnee	Director	March 25, 2005

/s/ CHARLES HUANG Charles Huang	Director	March 25, 2005

/s/ MARY MA Mary Ma	Director	March 25, 2005

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

March 25, 2005

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of
	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$122,384	$99,109
Accounts receivable, net (including $199 and $0 from related parties, respectively)	19,901	12,381
Prepaid and other current assets	4,894	4,050
Current portion of long-term investments in marketable debt securities	4,494	29,245

Total current assets	151,673	144,785
Long-term investments in marketable debt securities	14,444	14,216
Investment in an associate	995	—
Fixed assets, net	12,175	6,846
Goodwill	44,502	31,664
Intangible assets, net	7,503	4,082
Other assets, net	3,475	3,462

	$234,767	$205,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,273	$1,101
Accrued liabilities	33,995	22,315

Total current liabilities	36,268	23,416

Zero coupon convertible senior notes	90,000	90,000

Total liabilities	126,268	113,416

Commitments and contingencies (Note 13)

Shareholders’ equity:

Common stock: $0.001 par value per share (75,400 authorized; 36,537 and 36,101 shares issued and outstanding, respectively)	38	36
Additional paid-in capital	145,481	140,218
Treasury stock (2,561 shares and 1,200 shares, respectively)	(25,839)	(2,003)
Deferred compensation	(2)	(14)
Accumulated other comprehensive income	14	232
Accumulated deficit	(11,193)	(46,830)

Total shareholders’ equity	108,499	91,639

	$234,767	$205,055

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Advertising (including $519, $0, and $0 from related parties, respectively)	$55,748	$29,503	$13,852
Non-advertising:
Wireless (including $0, $19,455, and $10,132 from a related party, respectively)	36,369	44,047	10,132
E-commerce (including $0, $2,159, and $4,201 from a related party, respectively)	6,171	3,787	4,201
Other (including $0, $334, and $0 from a related party, respectively)	4,921	3,088	544

Subtotal of non-advertising revenues	47,461	50,922	14,877

Total revenues	103,209	80,425	28,729

Cost of revenues:
Advertising (including $0, $72, and $145 from a related party, respectively)	12,987	7,459	5,943
Non-advertising:
Wireless (including $0, $5,767, and $3,655 from a related party, respectively)	13,267	12,990	3,655
E-commerce (including $126, $1,899, and $3,546 from related parties, respectively)	6,045	3,411	3,546
Other (including $219, $426, and $0 from related parties, respectively)	1,686	1,346	280

Subtotal of non-advertising cost of revenues	20,998	17,747	7,481

Total cost of revenues	33,985	25,206	13,424

Gross profit	69,224	55,219	15,305

Operating expenses:
Product development	8,820	7,542	5,508
Sales and marketing	16,529	10,570	7,973
General and administrative	8,521	5,029	3,908
Amortization of intangibles	1,360	57	—

Total operating expenses	35,230	23,198	17,389

Operating profit (loss)	33,994	32,021	(2,084)

Other expense	(838)	(964)	(217)
Interest income	2,444	1,950	1,265

Income (loss) before income tax expense	35,600	33,007	(1,036)
Income tax expense	37	(6,650)	—

Net income (loss)	$35,637	$26,357	$(1,036)

Basic net income (loss) per share	$0.98	$0.74	$(0.03)

Shares used in computing basic net income per share	36,369	35,483	35,420

Diluted net income (loss) per share	$0.89	$0.66	$(0.03)

Shares used in computing diluted net income per share	41,011	40,351	35,420

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$35,637	$26,357	$(1,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,962	3,958	3,988
Amortization of other assets	1,382	902	938
Amortization of intangible assets	1,360	57	—
Provision for valuation allowance for long-term loans to related parties	—	209	252
Tax benefits from stock options	—	6,500	—
Other	849	459	1,067
Changes in assets and liabilities:
Accounts receivable	(7,830)	(11,956)	(785)
Accounts receivable from a related party	—	1,962	(1,457)
Prepaid and other current assets	(821)	(2,595)	210
Accounts payable	1,009	243	474
Payable to related parties	—	(1,455)	247
Accrued liabilities	10,711	17,255	1,374
Income taxes paid	(107)	—	—

Net cash provided by operating activities	46,152	41,896	5,272
Cash flows from investing activities:
Investments in marketable debt securities	—	(18,726)	(7,768)
Proceeds from maturities of marketable debt securities	24,304	250	—
Investment in an associate	(995)	—	—
Purchase of other assets	(1,290)	(1,472)	(348)
Purchase of fixed assets	(8,431)	(3,854)	(2,345)
Acquisitions, net of cash acquired	(17,000)	(32,183)	—
Cash received from liquidation of a joint venture	—	2,331	—
Cash included in variable interest entities	—	2,763	—
Long-term loans to related parties	—	(121)	(3,264)

Net cash used in investing activities	(3,412)	(51,012)	(13,725)
Cash flows from financing activities:
Zero coupon convertible senior notes, net	—	87,750	—
Repurchase of common stock	(23,836)	—	(2,004)
Issuance of common stock	4,371	1,546	123

Net cash (used in) provided by financing activities	(19,465)	89,296	(1,881)

Net increase (decrease) in cash and cash equivalents	23,275	80,180	(10,334)
Cash and cash equivalents at beginning of year	99,109	18,929	29,263

Cash and cash equivalents at end of year	$122,384	$99,109	$18,929

Non-cash financing activity:
Issuance of common stock for acquisition	$898	$2,302	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Common stock:
Balance, beginning of year	$36	$35	$36
Issuance of common stock	2	1	(1)

Balance, end of year	38	36	35

Additional paid-in capital:
Balance, beginning of year	140,218	129,881	129,852
Issuance of common stock	5,267	3,862	127
Tax benefit from stock options	—	6,500	—
Compensatory stock options	(4)	(25)	(98)

Balance, end of year	145,481	140,218	129,881

Treasury stock:
Balance, beginning of year	(2,003)	(2,003)	—
Repurchase of common stock	(23,836)	—	(2,003)

Balance, end of year	(25,839)	(2,003)	(2,003)

Deferred compensation:
Balance, beginning of year	(14)	(42)	(160)
Compensatory stock options	12	28	118

Balance, end of year	(2)	(14)	(42)

Accumulated other comprehensive income:
Balance, beginning of year	232	547	4
Net unrealized (losses) gains on marketable debt securities	(215)	(306)	540
Foreign currency translation adjustment	(3)	(9)	3

Balance, end of year	14	232	547

Accumulated deficit:
Balance, beginning of year	(46,830)	(73,187)	(72,151)
Net income (loss)	35,637	26,357	(1,036)

Balance, end of year	(11,193)	(46,830)	(73,187)

Total stockholders’ equity:	$108,499	$91,639	$55,231

Comprehensive income:
Net income (loss)	$35,637	$26,357	$(1,036)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable debt securities	(215)	(306)	540
Foreign currency translation adjustment	(3)	(9)	3

Total comprehensive income (loss)	$35,419	$26,042	$(493)

	Number of Outstanding Shares
Common stock:
Balance, beginning of year	36,101	34,611	35,626
Issuance of common stock	1,797	1,490	185
Repurchase of common stock	(1,361)	—	(1,200)

Balance, end of year	36,537	36,101	34,611

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

The Company and its variable interest entities primarily offer content, advertising, wireless, e-commerce and online game services through the Company’s Internet portal sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.focus.cn, www.17173.com, and www.goodfeel.com.cn. The Company markets its products and services to clients primarily in the PRC.

2. Summary of Significant Accounting Policies

(a) Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America.

(b) Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries from the respective dates of their acquisition or formation, and its variable interest entities, commencing from the later of July 1, 2003 or the respective dates of their acquisition or formation. All intercompany balances and transactions have been eliminated.

Effective July 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Pursuant to FIN 46, Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), Beijing Century High-Tech Investment Co., Ltd. (“High Century”), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Goodfeel Information Technology Co., Ltd. (“Goodfeel”) are variable interest entities of the Company (“VIEs”) and the Company is the primary beneficiary of the VIEs. Accordingly, effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements. The Company has not restated earlier periods for the adoption of FIN 46. Thus, prior to July 1, 2003, these entities were not consolidated in the Company’s financial statements and transactions with and balances related to the VIEs have been disclosed as transactions with related parties. The Company records a valuation allowance against the long-term loans to the extent there are losses in these entities. As a result, the balance of long-term loans to related parties equals the net assets of the related VIEs.

(c) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes its methods of accounting for advertising revenues, accounting for wireless revenues and cost of revenues, accounting for e-commerce revenues, gross versus net basis of revenue recognition, allowance for doubtful accounts, valuation allowance against deferred tax assets and assessment of impairment for goodwill and other intangible assets are among the critical accounting policies which reflect significant judgments and estimates used in the preparation of its consolidated financial statements.

(d) Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from both advertising and non-advertising sources.

i) Advertising revenues

Advertising revenues are derived principally from advertising, sponsorship, and retail contracts, most of which are one year or less in duration. Such contracts establish the fixed price and advertising services to be provided. Pursuant to advertising contracts, the Company provides advertisement placements on various Website channels and in different formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purpose. Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, the Company recognizes revenue upon payment from the customer.

Sponsorship contracts may include services similar to those in the advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on the Website of the Company, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight line basis over the contract period and when collection of the resulting receivable is reasonably assured provided the Company is meeting its obligations under the contract.

Pursuant to retail advertising contracts, which are normally for lower dollar amounts and are with small and medium size enterprises, the Company provides services which include listings in its search directory or its classified advertisements section, normally for a fixed annual fee, and priority placements on search results for a fixed fee or variable pricing based on bidding by different competitors. For retail advertising contracts, revenue is recognized as the service is provided, which is normally on a straight line basis over the term of the contract, and collection of the resulting receivable is reasonably assured.

Revenue and related cost of revenue from advertising barter transactions were not recognized.

ii) Non-advertising revenues

Non-advertising revenues are derived primarily from wireless and e-commerce services. Wireless revenues are derived principally from providing value added wireless services, consisting mainly of short messaging, multimedia messaging, web application protocol, and interactive voice response services, to mobile phone users. The Company contracts with third party mobile operators for wireless services provided to its users and records the fee charged by third party mobile phone operators as cost of revenues. Wireless revenues are recognized in the month in which the service is performed, provided that no significant company obligations remain.

Wireless revenues are recorded on a gross basis as the Company is the primary obligor in the arrangement, which is evidenced by a number of factors including that the content and the nature of the wireless services are designed and developed by the Company (either independently or with third parties) and originates from the Company’s Websites, the links located on third parties’ Websites, or one of the dedicated phone numbers of the Company. Also, the mobile operators that the Company contracts with to deliver these services to the end customers are not involved in the design or development of the services that are provided by the Company, the end customer purchases the wireless content, community access or value added services that the Company provides, and the end customer receives identical services from the Company regardless of which third party mobile operator is used to deliver the message. In addition, the Company provides customer services to the end customers directly and it could be requested by the mobile operators to assume the credit risk if the operators are not able to collect fees from the end customers. The Company is primarily responsible for fulfillment, adds value to the products, has inventory risk related to the content and products and has reasonable latitude in establishing prices.

E-commerce revenues are earned from direct sales of consumer products. Product sales, net of return allowances, are recorded when the products are shipped as there are normally only a few days or less between shipment and delivery and, thus, approximates the amount of the delivered products. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form from the Company. The Company records product sales net of the estimated amount of returns. The amount of estimated product returns is not significant. Outbound shipping charges to customers of $181,000, $256,000, and $181,000 are included in revenue for the year ended December 31, 2004, 2003, and 2002, respectively. Based upon the Company’s credit assessments of its delivery agents prior to entering into contracts and historical experience, the Company determines if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, the Company recognizes revenue upon payment from the delivery agents.

(e) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

(f) Investments in marketable debt securities

The Company invests its excess cash in certain marketable debt securities of high-quality corporate issuers. Prior to September 30, 2002, the marketable debt securities were classified as held-to-maturity and reported at the amortized cost. Subsequent to this date, the Company’s marketable debt securities are classified as available-for-sale and are reported at fair market values with the unrealized gains or losses recorded as accumulated other comprehensive income in shareholders’ equity. Additionally, the Company assesses whether an other-than-temporary impairment loss on investments in marketable debt securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of certain equity investments in the consolidated statement of income.

Investments in marketable debt securities with original maturities greater than twelve months when purchased are considered long-term investments. Long-term investments in marketable securities with maturities less than twelve months from the balance date are recorded as current portion of long-term investments in marketable debt securities.

(g) Associates

Associates are entities over which the Company has significant influence, but which it does not control. Investments in associates are accounted for by the equity method of accounting. Under this method the Company’s share of the post-acquisition profits or losses of associates is recognized in the income statement and its share of post-acquisition movements in reserves is recognized in reserves. Unrealized gains on transactions between the Company and its associates are eliminated to the extent of the Company’s interest in the associates; unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in an associate equals or exceeds its interest in the associates, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the associates.

(h) Fixed assets and depreciation

Fixed assets, comprising computer equipment, office furniture and equipment, vehicle and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years, with no residual value for assets acquired after January 1, 2003. For computer hardware, office furniture and equipment acquired prior to this date, a residual value of five percent was used.

(i) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and variable interest entities.

The Company tests goodwill for impairment at the reporting unit level (operating segment) on an annual basis as of December 31 or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of the goodwill below its carrying amount. The impairment of goodwill is determined by the Company estimating the fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company has taken into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information.

(j) Intangible assets

Intangible assets, comprising customer lists, domain names and trademarks, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years for customer lists and fifteen years for trademarks and domain names, with no residual value. The weighted average amortization period for intangible assets is seven years.

(k) Other assets

Other assets mainly include the offering costs of the Company’s zero coupon convertible senior notes, license fees, and computer software purchased from unrelated third parties. The Company amortizes license fees over the term of the contract, computer software over estimated useful lives of two or three years and the offering costs of the Company’s zero coupon convertible senior notes over a period of four years from the date of their issuance by the Company to the first date when the Company may be required to repurchase all or any portion of their principal amount.

(l) Impairment for long-lived assets

The carrying amounts of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less cost to sell.

(m) Foreign currency translation

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

(n) Cost of revenues

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

ii) Non-advertising

Wireless cost of revenues consists of collection charges and transmission fees paid to third party network operators, and payments to short messaging content suppliers. E-commerce cost of revenues consists of the purchase price of consumer products sold by the Company and inbound and outbound shipping charges.

(o) Product development

Operating, classification and organization of listings, and enhancement costs of the Website are expensed as incurred. Significant direct costs of materials, labor and services incurred during the application development stage of a project are capitalized. Capitalized website development costs are amortized over three years.

(p) Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. Advertising expenses are charged to the statements of operations when incurred. Included in sales and marketing expenses are advertising costs of $6,110,000, $3,361,000, and $1,667,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

(q) Stock-based compensation

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation for the years ended December 31, 2004 and 2003 and the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation for the year ended December 31, 2002 (in thousands except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income as reported:	$35,637	$26,357	$(1,036)
Add: Stock-based compensation expense included in reported net income	7	4	20
Deduct: Stock-based compensation expense determined under fair value based method	(6,119)	(1,601)	(1,049)

Pro forma net income (loss)	$29,525	$24,760	$(2,065)

Basic net income (loss) per share:
As reported	$0.98	$0.74	$(0.03)

Pro forma	$0.81	$0.70	$(0.06)

Diluted net income (loss) per share:
As reported	$0.89	$0.66	$(0.03)

Pro forma	$0.74	$0.62	$(0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2004 and 2003, 2002, with the following assumptions:

Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	1-4.9%	1-6.4%	1.5-6.4%
Expected life (years)	1-4	1-4	1-4
Expected dividend yield	—	—	—
Volatility	94-110%	0-110%	0-110%
Fair value of options at grant date	$0.57-$20.67	$0.03-$19.35	$0.03-$6.56

(r) Income taxes

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

(s) Net income (loss) per share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of zero coupon convertible senior notes.

(t) Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the unrealized gains on investments in marketable debt securities and the cumulative foreign currency translation adjustment.

(u) Segment reporting

In accordance with its internal financial reporting structure, the Company has determined that its business segments constitute its primary reporting segments. The Company mainly operates in three principal segments: advertising, wireless and e-commerce. During the year ended December 31, 2004, the Company adjusted its reportable segments and has reclassified results from e-subscription services other than wireless services to other non-advertising operations and reports wireless as its own segment. Such reclassification amounted to $3.0 million among revenues and $1.3 million among costs of revenues for the year ended December 31, 2003. The Company does not allocate any operating costs, including Website operating costs, or assets to its two principal non-advertising segments as management does not use this information to measure the performance of the operating segments. The segment information has been included in the consolidated statements of operations for the three years ended December 31, 2004, 2003 and 2002.

(v) Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R which revised SFAS No. 123, Accounting for Stock-Based Compensation and renamed it as Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employee, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). This statement will be effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of SFAS 123R, and expects that the adoption of SFAS 123R will have a material impact on the results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

3. Balance Sheet Components (in thousands)

	As of
	December 31, 2004	December 31, 2003
Accounts receivable, net
Accounts receivable	$20,943	$12,833
Allowance for doubtful accounts:
Balance at beginning of year	(452)	(924)
Additional provision for bad debt	(2,177)	(732)
Write-offs	174	514
Cash collection	1,413	690

Balance at end of year	(1,042)	(452)

	$19,901	$12,381

Fixed assets, net
Computer equipment	$21,430	$16,257
Office furniture and equipment	699	381
Vehicle	288	—
Leasehold improvements	4,725	1,950

	27,142	18,588
Accumulated depreciation	(14,967)	(11,742)

	$12,175	$6,846

Other assets, net
Offering costs of zero coupon convertible senior notes	$2,986	$2,763
Computer software	2,737	2,324
Licensing fees	697	697
Agency fee for new office lease	476	—
Prepaid rent	363	—
Others	243	131

	7,502	5,915
Accumulated amortization	(4,027)	(2,453)

	$3,475	$3,462

Accrued liabilities
Business and employee withholding tax payable	$14,285	$9,252
Accrued liabilities to suppliers	7,136	4,039
Deferred revenues	5,469	3,962
Compensation and benefits	2,217	2,186
Accrued liabilities on professional services	1,759	1,052
Payable for acquisitions	1,117	1,205
Others	2,012	619

	$33,995	$22,315

4. Investments in Marketable Debt Securities

The Company’s investment portfolio consists of corporate debt securities that have a maximum maturity of 3 years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale.

The estimated fair value of investments in debt securities classified by date of contractual maturity was as follows (in thousands):

December 31, 2004
Due within one year or less	$4,494
Due after one year through two years	9,444
Due after two years through three years	5,000

$18,938

5. Investment in An Associate

In August 2004, the Company made an investment of $997,000 in Beijing Pixel Software Technology Co. Ltd. (“Pixel”) to acquire 15% of its equity interest (the “Acquisition”), with an option to acquire an additional 15% of its equity interest within six months from the completion date of the Acquisition. The Company has the right to appoint one of four members of the Board of Directors, who has the right to veto any cooperation between Pixel and competitors of the Company. The Company believes that it can exercise a significant influence on Pixel’s operations so that the investment was accounted for under the equity method. During the year ended December 31, 2004, the Company recorded a share of loss of $2,000 in the consolidated statements of operations.

6. Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Advertising	Wireless	Total
Balance as of December 31, 2002	$—	$—	$—
Acquisitions	31,664	—	31,664

Balance as of December 31, 2003	31,664	—	31,664
Acquisitions	162	11,897	12,059
Additional contingent consideration paid	811	—	811
Adjustment upon finalization of appraisal	(135)	—	(135)
Adjustment for actual direct professional fees	103	—	103

Balance as of December 31, 2004	$32,605	$11,897	$44,502

As of December 31, 2004, the Company performed a goodwill impairment test by comparing the book value to the fair value of each reporting unit. Based on our assessment, there was no impairment issue and thus no impairment charge was recorded. In estimating the fair value of a reporting unit, the Company has taken into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information; and based on a present value of estimated future cash flows method. Going forward, the Company will continue to test goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of the goodwill below its carrying amount.

7. Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship	$2,191	$(668)	$1,523	$1,498	$(42)	$1,456
Trademarks and domain names	3,243	(249)	2,994	2,611	(14)	2,597
Developed technologies	1,030	(88)	942	30	(1)	29
Content	1,580	(307)	1,273	—	—	—
Others	876	(105)	771	—	—	—

	$8,920	$(1,417)	$7,503	$4,139	$(57)	$4,082

Amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $1,821,000, $1,777,000, $833,000, $505,000, and $403,000, respectively.

8. Acquisitions

(a) Goodfeel

On May 31, 2004, the Company, through Sohu.com Limited and its variable interest entities, High Century and Sohu Internet, completed the acquisition of all of the outstanding capital stock of Goodfeel and Marvel Hero Limited, a company incorporated in Hong Kong (collectively, the “Goodfeel Group”) for total consideration of $18,153,000 consisting of the purchase price of $18,000,000 in cash and estimated other acquisition costs of $153,000. The Goodfeel Group engages in web application protocol services, consisting mainly of ring tone downloads, to mobile phone users in the PRC. The Company completed the acquisition in order to expand its services in the area of ring tone downloads. The purchase price was determined in arms’ length negotiations between Sohu and Goodfeel.

The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements. The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$2,176
Identifiable intangible assets	4,526
Goodwill	11,897
Liabilities assumed	(446)

Total	$18,153

The excess of purchase price over tangible assets and identifiable intangible assets (mainly including content, platform, customer relationships, trademark and non-compete agreements) acquired and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various methods, including multi-period excess earning method, discounted cash flow method or relief from royalty method, as appropriate.

Prior to the acquisition, Goodfeel did not prepare its financial statements under accounting principles generally accepted in the United States of America. The Company determined that the cost of reconstructing the financial statements of Goodfeel for the periods prior to the acquisition outweighed its benefits. Accordingly, unaudited pro forma consolidated financial information reflecting the results of operations of Goodfeel has not been presented.

(b) 17173.com

On November 24, 2003, the Company, through Sohu.com Limited, completed the acquisition of all of the outstanding capital stock of Kylie Enterprises Limited, a company incorporated in the British Virgin Islands, for total consideration of $20,733,000 comprising $20,500,000 in cash and other acquisition costs of $233,000. Kylie Enterprises Limited is the owner of the 17173.com Website which provides information about online multiplayer games in China.

The Company completed the acquisition in order to expand its services in the area of online multiplayer games. The purchase price was determined in arms’ length negotiations between Sohu and Kylie Enterprises Limited.

The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements. During 2004, upon completion of the valuation of the intangible assets, the Company recorded additional identified intangible assets of $42,000 and the recording of the difference of $73,000 between actual and estimated direct professional fees. The allocation of the consideration is as follows (in thousands):

Fixed assets	$110
Identifiable intangible assets	2,691
Goodwill	17,932

Total	$20,733

The excess of purchase price over tangible and identifiable intangible assets (including customer lists and domain names) acquired was recorded as goodwill. The acquired identifiable intangible assets were valued mainly by discounted cash flow method and relief from royalty method.

(c) Focus.cn

On November 25, 2003, the Company, through Sohu.com Limited, completed the acquisition of all of the outstanding capital stock of All Honest International Limited, a company incorporated in the British Virgin Islands. All Honest International Limited is the owner of the focus.cn Website which provides information about real estate in Beijing, China. Total consideration of $16,201,000 comprised (i) $12.8 million in cash, of which: (1) $10,683,000 was paid at the closing under the Focus Purchase Agreement, (2) $1,000,000 was transferred to an escrow account and was released to the Focus Seller 30 days after the Focus closing, (3) $306,000 will be paid in 2005 and (4) $811,000 will be paid in 2005 based upon revenues contributed from the Focus Website for the year ended December 31, 2004; (ii) 91,549 shares of the common stock of Sohu.com Inc. valued at their market price, totaling approximately $3,200,000 around the dates of November 18, 2003, the commitment date, and November 19, 2003, the date the transaction was publicly announced, of which: (1) 65,852 shares were transferred at closing and (2) 25,697 shares were transferred in 2004; and (iii) $201,000 of other acquisition costs.

The Company completed the acquisition in order to expand its services in the real estate area. The purchase price was determined in arms’ length negotiations between Sohu and All Honest International Limited.

The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements. During 2004, the Company recorded the effects of the materialization of the contingent consideration of $811,000, identification of additional intangible assets of $93,000 and recording of the difference of $30,000 between actual and estimated direct professional fees in connection with the acquisition. The allocation of the consideration is as follows (in thousands):

Fixed assets	$107
Identifiable intangible assets	1,583
Goodwill	14,511

Total	$16,201

The excess of purchase price over tangible and identifiable intangible assets (including customer lists and domain names) acquired was recorded as goodwill. The acquired identifiable intangible assets were valued mainly by relief from royalty method.

(d) Unaudited pro forma information

The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 2003 and 2002, as if the acquisitions of 17173.com and focus.cn Websites had occurred on January 1, 2002, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2002, and may not be indicative of future operating results. Unaudited pro forma net income (loss) has not been included as this financial information for the pre-acquisition period is not available for 17173.com and focus.cn Websites.

	Year Ended December 31,
	2003	2002
	(Unaudited, in thousands)
Revenues	$83,426	$29,404
Operating profit/(loss)	$33,756	$(2,334)

9. Zero Coupon Convertible Senior Notes

The Company completed a private placement on July 14, 2003 of $90,000,000 principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to the Company of approximately $87,350,000 after deduction of the initial purchaser’s discount of $2,250,000 and offering expenses of $400,000. The notes are a senior unsecured obligation of the Company and rank equally in right of payment with all of other unsecured and unsubordinated indebtedness of the Company. The notes do not pay any interest, have a zero yield to maturity, and are convertible into the Company’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of common stock of the Company. Each holder of the notes will have the right, at the holder’s option, to require the Company to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. The Company may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes has the right to require the Company to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

10. China Contribution Plan

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the years ended 2004, 2003 and 2002, the Company contributed a total of $3,223,000, $1,512,000, and $936,000, respectively, to these funds.

11. Profit Appropriation

Pursuant to the laws applicable to China’s Foreign Investment Enterprises, each of the Company’s subsidiaries in China must make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP) until these reserves equal 50% of the amount of paid-in capital; the other fund appropriations are at the Company’s discretion. Since Sohu ITC Information Technology (Beijing) Co., Ltd., under PRC GAAP, is in an accumulated loss position, no appropriations have been made to the general reserve fund. Beijing Sohu Era Information Technology Co., Ltd (“Sohu Era”) has made appropriations of approximately $2.0 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively, to the general reserve fund which, upon certain regulatory approvals and subject to certain limitations, can be used to offset prior year losses, if any, and could be converted into paid-in capital of Sohu Era for PRC GAAP and legal purposes. Other than the appropriations to general reserve fund, the Company did not make any other appropriations for the years ended December 31, 2004 and 2003.

12. Concentration of Risks

The operations of the Company are substantially located in the PRC and accordingly investing in the shares of the Company are subject to among others, the PRC’ s political, economic and legal risks.

Substantially all of the Company’s wireless revenues for all periods presented are derived from providing wireless services. The Company relies on two third party network operators and their subsidiaries for the billing of and collection from mobile phone users. If the annual contracts with these operators were not renewed or were terminated, the Company’s wireless business could be adversely affected. As of December 31, 2004 and 2003, $4,537,000 and $6,070,000 of accounts receivable balances were ultimately due from mobile operators for wireless services.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, and accounts receivable. As of December 31, 2004, approximately 66% of the Company’s cash, cash equivalents, and marketable debt securities were held in 14 financial institutions in mainland China, and 34% of the Company’s cash, cash equivalents, and marketable debt securities were held by financial instituions in the United States, Singapore, or Hong Kong. None of the financial institutions held more than 20% of the total balance. Accounts receivable are typically unsecured, denominated in Chinese RMB, and derived from revenues earned from customers primarily located in the People’s Republic of China. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

13. Commitments and Contingencies

As of December 31, 2004, the Company had future minimum rental lease payments of $2,276,000, $2,675,000 and $2,290,000 for the years ending December 31, 2005, 2006 and 2007 respectively, under various non-cancelable operating leases ending 2009. The Company recognized $2,056,000, $1,001,000, and $779,000 of rent expense for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s China-based subsidiary Sohu Era and variable interest entity Sohu Internet enjoy tax benefits which are available to “new technology enterprises.” The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an effective tax rate of 0% in 2004 and 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. Presently, PRC law requires that a company, in order to be considered a “new technology enterprise”: (i) operate in the high-tech industry (which includes the Internet industry), (ii) be incorporated and operating in Beijing Zhongguancun Science Park, (iii) receive 60% of its revenue from high-tech products or services, and (iv) have at least 20% of its employees involved in technology development. Each year new technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era and Sohu Internet did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct advertising, wireless and e-commerce services, in the People’s Republic of China. Though the People’s Republic of China has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear regarding in what specific segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the People’s Republic of China.

The Company’s sales, purchase and expense transactions are generally denominated in RMB and a significant portion of the Company’s assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China, the central bank of China. Remittances in currencies other than RMB by the Company’s subsidiary in China may require certain supporting documentation in order to effect the remittance.

14. Variable Interest Entities and Related Party Transactions

(a) Variable Interest Entities

The Company has adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To satisfy PRC laws and regulations, the Company conducts its Internet information, wireless, Internet access, e-commerce and certain other businesses in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Company. Capital for the VIEs is funded by the Company through loans provided to Dr. Zhang and the employees, and is initially recorded as loans to related parties. These loans are eliminated for accounting purposes with the capital of VIEs during consolidation.

Under contractual agreements with the Company, Dr. Zhang and the employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of December 31, 2004, the amount of these loans amounted to $7.4 million.

The following is a summary of the VIEs of the Company:

a)	Beijing Sohu

Beijing Sohu was incorporated in the PRC in 2000 and engages in Internet information, wireless and e-commerce services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Dr. Zhang and He Jinmei, another employee of the Company who left Sohu in February 2005, hold 80% and 20% interests in Beijing Sohu, respectively.

b)	High Century

High Century was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Li Wei, another employee of the Company, hold 80% and 20% interests in High Century, respectively.

c)	Hengda

Hengda was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Hengda is $1,210,000. Originally High Century and Li Wei held 80% and 20% interests in Hengda, respectively. In November 2004, to further satisfy PRC regulations, High Century and Li Wei transferred their interests in Hengda to Wang Xin and Wang Jianjun, two employees of the Company. As a result, Wang Xin and Wang Jianjun hold 80% and 20% interests in Hengda, respectively, as of December 31, 2004.

d)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and engages in Internet information and wireless services in the PRC on behalf of the Company. The original registered capital was $605,000 and High Century and He Jinmei held 80% and 20% interests in Sohu Internet, respectively. Hengda made a $605,000 investment in Sohu Internet in December 2003, and, as a result, the registered capital is now $1,210,000, with Hengda, High Century and He Jinmei holding 50%, 40% and 10% interests, respectively.

e)	Goodfeel

Goodfeel was incorporated in the PRC in 2001 and engages in value added telecommunication services in the PRC. The registered capital of Goodfeel is currently $1,208,000. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in Goodfeel, respectively. In July 2004, High Century and Sohu Internet invested an additional $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, to further satisfy PRC regulations, High Century and Sohu Internet transferred their interests in Goodfeel to Deng Xiufeng and Zhou Jing, two employees of the Company. As a result, Deng Xiufeng and Zhou Jing own 58.1% and 41.9% interests in Goodfeel, respectively.

Pursuant to FIN 46, Beijing Sohu, High Century, Hengda, Sohu Internet, and Goodfeel are VIEs, of which the Company is the primary beneficiary. Accordingly, effective July 1, 2003 or the date of acquisition of such VIE, the VIEs have been consolidated in the Company’s financial statements.

As of December 31, 2004, the aggregate accumulated profits of the above VIEs were approximately $672,000 and have been reflected in the consolidated financial statements.

(b) Related Party Transactions

Effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements. The Company has not restated earlier periods for the adoption of FIN 46. Thus, prior to July 1, 2003, the VIEs were not consolidated in the Company’s financial statements and transactions with and balances related to the VIEs have been disclosed as related party transactions.

The following table summarizes related party transactions during the years ended December 31, 2004, 2003 and 2002, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Year Ended December 31,
		2004	2003	2002
Beijing Sohu	Wireless revenues	$—	$19,455	$10,132
	Wireless cost of revenues	—	5,767	3,655
	E-commerce revenues	—	2,159	4,201
	E-commerce cost of revenues	—	1,778	3,496
	Service provided by Beijing Sohu	—	72	145
Hengda	Other revenues from a related party	—	334	—
	Cost of other revenues	—	426	—
Qingfan, a company controlled by Dr. Zhang’s brother	Delivery service provided by Qingfan	126	121	50
An investee of one of the Company’s shareholders	Advertising revenues	453	—	—
A company whose founder, Chief Executive Officer and Chairman is one of the directors of the Company	Advertising revenues	30	—	—
An investee of the Company	Amortization of licensing fee	50	—	—
	Cost of revenues	219	—	—
A company, one of whose directors is also a director of the Company	Hotel reservation service	10	—	—
	Advertising revenues	36	—	—

15. Shareholders’ Equity

(a) Stockholder Rights Plan

The Company adopted a stockholder rights plan (the “Plan”) in 2001. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company’s stockholders. In general, the Plan vests stockholders of Sohu with rights to purchase preferred stock of the Company at a substantial discount to those securities’ fair market value upon a person or group acquiring without the approval of the Board of Directors more than 20% of the outstanding shares of common stock of the Company. Any person or group who triggers the purchase right distribution becomes ineligible to participate in the Plan, causing substantial dilution of such person or group’s holdings. The rights will expire on July 25, 2011.

(b) Treasury Stock

During the year ended December 31, 2004, the Company repurchased 1.36 million shares of its common stock for total consideration of $23.8 million including brokerage commission, to demonstrate the confidence in the health and future prosperity of the Company. During the year ended December 31, 2002, the Company repurchased 1.2 million shares of its common stock for total consideration of $2.0 million including brokerage commission. The 2.56 million shares repurchased by the Company are no longer outstanding, and are being held by the Company as treasury stock. Treasury stock is accounted for under the cost method.

(c) Stock Incentive Plan

The Company has adopted a stock option plan which provides for the issuance of up to 8,000,000 shares of common stock. The maximum term of any issued option is ten years from the grant date. The stock option plan allows for the grant of options qualifying as “incentive stock options” under Section 422 of the U.S. Internal Revenue Code of 1986 and non-qualified stock options, which do not so qualify.

The Company has reserved 8,000,000 shares of common stock for issuance under the Company’s stock option plan. As of December 31, 2004, 1,104,421 options were available for grant under the plan.

The following table summarizes the Company’s stock option activity:

	Year Ended December 31,
	2004		2003		2002
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	4,830,414	$5.02	5,843,966	$2.04	4,978,073	$2.42
Granted	740,450	19.17	1,162,500	15.40	2,318,714	1.21
Exercised	(1,770,497)	2.47	(1,425,065)	1.10	(184,784)	0.69
Canceled	(525,634)	13.55	(750,987)	5.31	(1,268,037)	2.23

Outstanding at end of year	3,274,733	$9.23	4,830,414	$5.02	5,843,966	$2.04

Exercisable at end of year	1,663,901	$5.42	1,930,637	$2.57	2,779,528	$2.34

	Year Ended December 31,
	2004			2003			2002
Exercise Prices (“EP”) and Grant- date Fair Value (“FV”)	Option Granted	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Option Granted	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Option Granted	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value
EP>FV	9,000	$34.51	$31.38	100,000	$8.39	$7.63	87,500	$1.18	$1.07
EP=FV	731,450	18.98	18.98	1,062,500	16.06	16.06	2,231,214	1.21	1.21

	740,450			1,162,500			2,318,714

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.38	5,856	4.45	$0.38	5,856	$0.38
$0.86 - $1.18	1,197,621	6.63	0.96	851,886	0.94
$1.37 - $1.81	151,359	6.45	1.59	90,882	1.70
$2.27 - $3.03	108,222	7.76	2.28	43,929	2.30
$3.846 - $5.77	158,919	5.20	4.53	158,919	4.53
$5.875 - $7.64	518,378	7.65	7.37	272,670	7.13
$8.39	68,750	8.02	8.39	12,500	8.39
$13 - $16.84	585,165	8.82	16.09	111,195	13.21
$23.17 - $34.51	480,463	8.91	29.24	116,064	32.07

	3,274,733			1,663,901

16. Income Taxes

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 17.5% and certain subsidiaries are subject to taxes in the People’s Republic of China as disclosed below. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years and 15% thereafter. Commencing in the third quarter of 2003, the Company’s newly established China based subsidiaries Sohu Era, Sohu Software and its VIE Sohu Internet obtained approval from the relevant tax authorities for these tax benefits available to “new technology enterprises”.

The income before income tax expense of $35.6 million for 2004 represented the China income. There was no United States income for 2004. The components of 2003 income before income tax expense of $33,007,000 include United States income of $11,500,000 and China income of $21,507,000. For the year ended December 31, 2003, the Company recorded U.S. federal income tax expense of $6,650,000 associated with a taxable gain recorded upon a tax restructuring and the United States income of $11,500,000. During the same year, the Company was entitled to a tax deduction related to employees exercising their stock options and accordingly, did not fully utilize existing U.S. federal net operating losses carried forward. The benefit of the stock option deduction has been recorded in additional paid-in capital. No income tax was payable in China because of net operating losses and the new technology enterprises’ tax rate of 0% for 2004 and 2003. For the fiscal years of 2002, the Company was in a loss position in all the jurisdictions and accordingly, no provision or benefit for income taxes have been provided.

The following is a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2004		2003
U.S. federal statutory rate:	34%		35%
Impact of foreign tax rates	(34%	)	(23%	)
Tax gains on transfer of intangibles	—		13%
Change in valuation allowance for deferred tax assets	15%		(7%	)
Other permanent book-tax differences	(15%	)	2%

	—		20%

Significant components of the Company’s deferred tax assets and liabilities consist of the following: (in thousands)
	Year Ended December 31,
	2004		2003
Deferred tax assets:
Net operating loss carrying forwards	$9,938		$4,723

Total deferred tax assets	9,938		4,723
Valuation allowance	(9,938)		(4,723)

Net deferred tax assets	$—		$—

The Company has provided a full valuation allowance against net deferred tax assets due to the uncertainty surrounding their realization.

As of December 31, 2004, the Company had federal net operating loss (“NOL”) of approximately $29 million available to offset future federal income tax liabilities. The U.S. NOL will expire from 2012 to 2024.

The Company does not provide for United States federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or variable interest entities because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. These cumulative undistributed earnings are included in consolidated retained earnings on the balance sheet and amounted to $39.4 million as of December 31, 2004. An estimated $13.4 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes.

17. Financial Instruments

The carrying amount of the Company’ s cash and cash equivalents approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximated their market values based on their short-term maturities. The investments in marketable debt securities are reported at fair market value as of December 31, 2004. The fair market value for the zero coupon convertible senior notes was $78.5 million and $91.2 million as of December 31, 2004 and 2003, respectively.

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the years indicated (in thousands except per share data):

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$35,637	$26,357	$(1,036)
Effect of dilutive securities:
Liquidated damages	166	—	—
Amortization of offering costs for the zero coupon convertible senior notes	776	345	—

Net income (loss) adjusted for dilutive securities	$36,579	$26,702	$(1,036)

Denominator:
Weighted average basic common shares outstanding	36,369	35,483	35,420
Effect of dilutive securities:
Stock options	2,631	3,954	—
Zero coupon convertible senior notes	2,011	914	—

Weighted average diluted common shares outstanding	41,011	40,351	35,420

Basic net income (loss) per share	$0.98	$0.74	$(0.03)

Diluted net income (loss) per share	$0.89	$0.66	$(0.03)

Anti-dilutive options not including in diluted net loss per share	—	—	1,054

19. Subsequent Event

In February 2005, the Company repurchased 885,605 shares of common stock of the Company at an average price per share of $15.66, including a brokerage commission of $0.03 per share, for a total consideration $13.87 million. This completed the current stock repurchase program.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(in thousands)

	As of
	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,626	$52,277
Prepaid and other current assets	623	1,107
Current portion of long-term investments in marketable debt securities	4,494	29,245

Total current assets	45,743	82,629
Due from subsidiaries	16,383	11,880
Long-term investments in marketable debt securities	14,444	14,216
Investments in subsidiaries	133,293	79,543
Other assets, net	1,865	2,418

	$211,728	$190,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$13,229	$9,047

Total current liabilities	13,229	9,047

Zero coupon convertible senior notes	90,000	90,000

Total liabilities	103,229	99,047

Shareholders’ equity:

Common stock: $0.001 par value per share (75,400 authorized, 36,537 and 36,101 shares issued and outstanding, respectively)	38	36
Additional paid-in capital	145,481	140,218
Treasury stock (2,561 shares and 1,200 shares respectively)	(25,839)	(2,003)
Deferred compensation	(2)	(14)
Accumulated other comprehensive income	14	232
Accumulated deficit	(11,193)	(46,830)

Total shareholders’ equity	108,499	91,639

	$211,728	$190,686

SOHU.COM INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31
	2004	2003	2002
Revenues	—	—	—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative	5,098	2,508	1,097

Operating loss	(5,098)	(2,508)	(1,097)

Equity in profit (loss) of subsidiaries and variable interest entities	36,081	34,132	(1,176)
Other expense	(776)	(346)	11
Interest income	5,393	1,729	1,226

Income (loss) before income tax expense	35,600	33,007	(1,036)
Income tax expense	37	(6,650)	—

Net income (loss)	35,637	26,357	(1,036)

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$35,637	$26,357	$(1,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (profit) loss on subsidiaries and variable interest entities	(36,081)	(34,132)	1,176
Amortization of other assets	776	345	1
Tax benefits from stock options	—	6,500	—
Other	(30)	154	30
Changes in assets and liabilities:
Due from subsidiaries	(3,606)	9,163	(3,538)
Prepaid and other current assets	514	(364)	(44)
Accrued liabilities	4,208	5,143	6
Income tax paid	(107)	—	—

Net cash provided by (used in) operating activities	1,311	13,166	(3,405)
Cash flows from investing activities:
Investment in marketable debt securities	—	(18,726)	(7,768)
Proceeds from maturities of marketable debt securities	24,304	250	—
Acquisition of other assets	(131)	(437)	—
Acquisition of fixed assets	—	—	2
Long-term loans to subsidiaries	(17,669)	(39,183)	(500)
Long-term loans to related parties	—	(121)	(3,263)

Net cash provided by (used in) investing activities	6,504	(58,217)	(11,529)
Cash flows from financing activities:
Zero coupon convertible senior notes, net	—	87,750	—
Repurchase of common stock	(23,836)	—	(2,004)
Issuance of common stock	4,371	1,546	123

Net cash (used in) provided by financing activities	(19,465)	89,296	(1,881)

Net (decrease) increase in cash and cash equivalents	(11,650)	44,245	(16,815)
Cash and cash equivalents at beginning of year	52,276	8,031	24,846

Cash and cash equivalents at end of year	$40,626	$52,276	$8,031

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America except for accounting of the Company’s subsidiaries and variable interest entities (“VIEs”) and certain footnote disclosures as described below.

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Such investment and long-term loans to subsidiaries are presented on the balance sheet as interests in subsidiary and the profit or loss of the subsidiaries is presented as equity in profit (loss) of subsidiaries and variable interest entities on the statement of operations. For VIE’s where the Company is the primary beneficiary, the amount of the Company’s investment is included on the balance sheet as Long-term loans to related parties and the profit or loss of the VIEs is included in equity in profit (loss) of subsidiaries and variable interest entities on the statement of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The footnote disclosures contain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the Consolidated Financial Statements of the Company.

2.	As of December 31, 2004 and 2003, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

3.	The Company completed a private placement on July 14, 2003 of $90,000,000 principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to the Company of approximately $87,350,000 after deduction of the initial purchaser’s discount of $2,250,000 and offering expenses of $400,000. The notes are a senior unsecured obligation of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company. The notes do not pay any interest, have a zero yield to maturity, and are convertible into the Company’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of common stock of the Company. Each holder of the notes will have the right, at the holder’s option, to require the Company to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. The Company may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes has the right to require the Company to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Barring any unforeseen circumstances, the earliest repayment date is estimated to be in 2007 unless notes are converted into common stock at a prior date.

As of December 31, 2004 and 2003, except for the zero coupon convertible senior notes, the Company did not have any other long-term obligations.

4.	For each of the years in the three-year period ended December 31, 2004, there were no cash dividends paid to the Company by its consolidated subsidiaries, VIEs or associates.

5.	Related party transactions

a)	In January 2002, the Company entered into a Loan and Share Pledge Agreement with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. At the time, the $242,000 investment represented a 20% interest in Hengda, with High Century holding the remaining 80% interest.

b)	In June 2003, the Company entered into a Loan and Share Pledge Agreement with He Jinmei for the purpose of funding an equity investment of $121,000 by He Jinmei in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of the Company. At the time, the $121,000 investment represented a 20% interest in Sohu Internet, with High Century holding the remaining 80% interest.

c)	In July 2003, the Company assigned certain assets, totaling approximately $16.4 million, to its direct wholly-owned subsidiary, Sohu.com Limited, established in 2003, in exchange for a $9,283,000 equity interest in Sohu.com Limited and a loan from Sohu.com Limited of approximately $19.0 million. The assigned assets included (i) domain names and trademarks which were contributed at their value estimated by the method of discounted cash flow; and (ii) investments in subsidiaries and loans to Dr. Charles Zhang, the Company’s founder, Chairman, Chief Executive Officer and a major Sohu shareholder, and certain employees of the Company’s PRC subsidiaries, which were contributed at book value on the contribution date.

d)	As of December 31, 2004 and 2003, the long-term loans to subsidiaries had a term period of six years at 4.93% interest rate per annum. As of December 31, 2004, the maturity dates for the long-term loans to subsidiaries are beyond five years. For the year ended December 31, 2004 and 2003, the interest income from the loan amounted to $3,735,000 and $0, respectively.

EXHIBIT INDEX

Exhibit No.	Description
2.1(14)	17173 Stock Purchase Agreement dated as of November 14, 2003 by and between Sohu.com Limited and Netdragon Websoft Inc.

2.2(14)	Focus Stock Purchase Agreement dated as of November 18, 2003 by and between Sohu.com Limited and Asia B2B Online Inc.

3.1(4)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(3)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

4.1(6)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent

4.2(11)	Indenture, dated as of July 14, 2003, between Sohu.com Inc. and The Bank of New York

4.3(11)	Registration Rights Agreement, dated as of July 14, 2003, by and between Sohu.com Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.4(14)	Registration Rights Agreement dated as of November 25, 2003 by and among Sohu.com Inc. and the persons listed on Schedule 1 attached thereto.

10.1(18)	2000 Stock Incentive Plan, as amended.

10.2(1)	Form of Stock Option Agreement.

10.3(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.4(1)	English Translation of Form of Employment Agreement for Employees of Beijing ITC.

10.5(1)	Second Amended and Restated Stockholders’ Voting Agreement.

10.6(1)	Third Amended and Restated Investor Rights Agreement.

10.7(1)	Technical Services Agreement between Hikari Tsushin, Inc. and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.8(1)	Technical Services Agreement between Legend (Beijing) Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.9(1)	Technical Services Agreement between PCCW International Marketing Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.10(1)	Assets and Business Restructuring Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services, Ltd.

10.11(1)	Cooperation Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services Ltd.

10.12(1)	Option Agreement among Sohu ITC Information Technology (Beijing) Co. Ltd. and Charles Zhang and Jinmei He.

10.13(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.14(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.15(2)	Interim Loan Agreement, dated as of September 20, 2000, among Sohu.com Inc., as lender, ChinaRen, Inc. as Borrower, and Joseph Chen, Nick Yang and Yunfan Zhou, as pledgors.

10.16(2)	Agreement and Plan of Merger among Sohu.com Inc., Alpha Sub Inc. and ChinaRen, Inc. dated as of September 13, 2000.

10.17(5)	Agreement, dated as of July 12, 2000, between Charles Zhang and Pacific Century Cyberworks.

10.18(7)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.19(8)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.20(8)	Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.21(9)	Lease Agreement dated December 15, 2002 between Samsung Hong Kong Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.22(9)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Charles Zhang.

10.23(9)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Derek Palaschuk.

10.24(10)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Victor Koo.

10.25(12)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.25(16)	Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.26(13)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.27(21)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.28 (21)	Moternet SMS Cooperation Agreement dated May 1, 2004 between Bejing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

10.29 (21)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.30(15)	Resignation Agreement, effective as of June 30, 2004, by and between Sohu.com Inc. and Derek Palaschuk

10.31(15)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.32(17)	Employment Agreement, effective as of March 8, 2004, by and between Sohu.com Inc. and Carol Yu.

10.33(17)	Resignation Letter of Derek Palaschuk, former Chief Financial Officer of Sohu.com Inc.

10.34(19)	Stock Purchase Agreement among Sohu.com Limited, Marvel Hero Limited, the two Shareholders of Marvel (Kim Dong Gu, Kim Zhi Huan), and the two founders of Beijing Goodfeel Information Technology Co., Ltd. ( Li Mingzhe and Yang Xianghua).

10.35(20)	Preliminary Agreement among Beijing Sohu New Era Information Technology Co. Ltd. and Vision Huaqing (Beijing) Development Co. Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.36(20)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.37(20)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.38(20)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Jianjun.

10.39(20)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Xin.

14.1(15)	Code of Ethics and Conduct

21.1(21)	Subsidiaries of the registrant.

23.1(21)	Consent of Independent Registered Public Accounting Firm.

23.2(21)	Consent of TransAsia Lawyers, PRC Counsel

24.1(21)	Power of Attorney (included in signature page to Form 10-K).

31.1(21)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(21)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(21)	Section 1350 Certification of Dr. Charles Zhang.

32.2(21)	Section 1350 Certification of Carol Yu.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).
(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on September 28, 2000.
(3)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2000.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 19, 2001.
(6)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.
(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 28, 2003.
(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2003.
(11)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on July 16, 2003.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.

(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.
(14)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2003.
(15)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(16)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q/A filed on March 26, 2004.
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2004.
(18)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-117412).
(19)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2004.
(20)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(21)	Filed herewith