Form 10-K/A
period 2004-12-31
SOHU COM INC
filed 2005-04-19
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 25, 2005, is being filed to amend Item 9A.

At the time of the Original Filing, the Company elected to utilize the 45 day extension offered to certain registrants by the Securities and Exchange Commission to delay the filing of management’s report on internal control over financial reporting, as required by section 404 of the Sarbanes-Oxley Act of 2002 and for the Company’s independent registered public accounting firm to attest to this report. Management’s report on internal controls over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in this Amendment No. 1 in Item 9A.

As a result of this Amendment No. 1, an additional Consent of Independent Registered Public Accounting Firm dated April 19, 2005 is being filed to cover the report related to our internal control over financial reporting.

Except for the matters disclosed in Item 9A and Exhibits 23.1, 31.1 and 31.2, which are filed herewith pursuant to the requirements of Rule 12b-15 under the Exchange Act, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2004.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sohu.com Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Sohu.com Inc. as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and in our report dated March 25, 2005 we expressed an unqualified opinion thereon.

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

April 19, 2005

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c) Exhibits

See the Exhibit Index following the signature pages of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 19, 2005

Sohu.com Inc.

By:	/s/ CAROL YU
Carol Yu Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 19, 2005

/s/ CAROL YU Carol Yu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 19, 2005

/s/ EDWARD B. ROBERTS Edward B. Roberts	Director	April 19, 2005

/s/ THOMAS GURNEE Thomas Gurnee	Director	April 19, 2005

/s/ CHARLES HUANG Charles Huang	Director	April19, 2005

/s/ MARY MA Mary Ma	Director	April 19, 2005

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.