Form 10-Q
period 2005-03-31
SOHU COM INC
filed 2005-05-02
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Beijing 100084

People’s Republic of China

(011) 8610-6272-6666

(Address, including zip code, of registrant’s principal executive offices and registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2005
Common stock, $.001 par value	35,946,695

SOHU.COM INC

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands)

	As of
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$113,015	$122,384
Accounts receivable, net (including $0 and $199 from related parties, respectively)	19,149	19,901
Prepaid and other current assets	5,118	4,894
Current portion of long-term investments in marketable debt securities	1,493	4,494

Total current assets	138,775	151,673
Long-term investments in marketable debt securities	14,193	14,444
Investment in an associate	1,012	995
Fixed assets, net	14,632	12,175
Goodwill	44,502	44,502
Intangible assets, net	7,047	7,503
Other assets, net	3,164	3,475

	$223,325	$234,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $113 and $110 to related parties, respectively)	$2,162	$2,273
Accrued liabilities	30,450	33,995

Total current liabilities	32,612	36,268

Zero coupon convertible senior notes	90,000	90,000

Total liabilities	122,612	126,268

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized, 35,799 and 36,537 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively)	39	38
Additional paid-in capital	146,005	145,481
Treasury stock (3,446 shares and 2,561 shares, respectively)	(39,686)	(25,839)
Deferred compensation	—	(2)
Accumulated other comprehensive income	(166)	14
Accumulated deficit	(5,479)	(11,193)

Total shareholders’ equity	100,713	108,499

	$223,325	$234,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, In thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Advertising:
Brand advertising (including $0 and $124 from related parties, respectively)	$12,124	$8,993
Sponsored search	2,731	2,021

Subtotal of advertising revenues	14,855	11,014

Non-advertising:
Wireless	5,959	12,245
E-commerce	1,265	1,319
Others	1,646	1,357

Subtotal of non-advertising revenues	8,870	14,921

Total revenues	23,725	25,935
Cost of revenues:
Advertising:
Brand advertising	3,229	2,660
Sponsored search	293	128

Subtotal of advertising cost of revenues	3,522	2,788

Non-advertising:
Wireless	2,205	4,181
E-commerce (including $31 and $35 from related parties, respectively)	1,231	1,286
Others (including $284 and $0 from related parties, respectively)	572	368

Subtotal of non-advertising cost of revenues	4,008	5,835

Total cost of revenues	7,530	8,623

Gross profit	16,195	17,312
Operating expenses:
Product development	3,142	1,880
Sales and marketing	4,734	3,121
General and administrative	2,412	1,572
Amortization of intangibles	456	177

Total operating expenses	10,744	6,750

Operating profit	5,451	10,562

Other expense	(248)	(208)
Interest income	573	630

Income before income tax expense	5,776	10,984

Income tax expense	(62)	(54)

Net income	$5,714	$10,930

Basic net income per share	$0.16	$0.30

Shares used in computing basic net income per share	36,171	36,255

Diluted net income per share	$0.15	$0.27

Shares used in computing diluted net income per share	39,931	41,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, In thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$5,714	$10,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,162	953
Amortization of other assets	357	343
Amortization of intangible assets	456	177
Provision for allowance for doubtful accounts	708	26
Others	125	70
Changes in assets and liabilities:
Accounts receivable	44	(5,031)
Prepaid and other current assets	173	(402)
Accounts payable	(111)	242
Accrued liabilities	(3,028)	1,954

Net cash provided by operating activities	5,600	9,262
Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	3,074	3,122
Purchase of other assets	(46)	(130)
Purchase of fixed assets	(3,289)	(2,075)
Acquisitions, net of cash acquired	(1,330)	(98)

Net cash (used in) provided by investing activities	(1,591)	819
Cash flows from financing activities:
Repurchase of common stock	(13,847)	—
Issuance of common stock	469	645

Net cash (used in) provided by financing activities	(13,378)	645

Net (decrease) increase in cash and cash equivalents	(9,369)	10,726
Cash and cash equivalents at beginning of period	122,384	99,109

Cash and cash equivalents at end of period	$113,015	$109,835

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited, In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Common stock:
Balance, beginning of period	$38	$36
Issuance of common stock	1	—

Balance, end of period	39	36

Additional paid-in capital:
Balance, beginning of period	145,481	140,218
Issuance of common stock	468	648
Tax benefit from stock options	56	54
Compensatory stock options	—	(1)

Balance, end of period	146,005	140,919

Treasury stock:
Balance, beginning of period	(25,839)	(2,003)
Repurchase of common stock	(13,847)	—

Balance, end of period	(39,686)	(2,003)

Deferred compensation:
Balance, beginning of period	(2)	(14)
Compensatory stock options	2	6

Balance, end of period	—	(8)

Accumulated other comprehensive income:
Balance, beginning of period	14	232
Net unrealized (losses) gains on marketable debt securities	(178)	202
Foreign currency translation adjustment	(2)	(3)

Balance, end of period	(166)	431

Accumulated deficit:
Balance, beginning of period	(11,193)	(46,830)
Net income	5,714	10,930

Balance, end of period	(5,479)	(35,900)

Total stockholders’ equity:	$100,713	$103,475

Comprehensive income:
Net income	$5,714	$10,930
Other comprehensive income:
Net unrealized (losses) gains on marketable debt securities	(178)	202
Foreign currency translation adjustment	(2)	(3)

Total comprehensive income	$5,534	$11,129

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	36,537	36,101
Issuance of common stock	148	277
Repurchase of common stock	(886)	—

Balance, end of period	35,799	36,378

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

The Company and its variable interest entities primarily offer content, brand advertising, sponsored search, wireless, e-commerce and online game services through the Company’s Internet portal sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.focus.cn, www.17173.com, and www.goodfeel.com.cn. The Company markets its products and services to customers primarily in the PRC.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company mainly operates in four principal segments: brand advertising, sponsored search, wireless, and e-commerce. During the three months ended March 31, 2005, the Company adjusted its reportable segments and has reclassified results of its sponsored search segment from its advertising operations and reports sponsored search as a separate segment. Such reclassification amounted to approximately $2.0 million in revenues and $128,000 in cost of revenues being reclassified from advertising to sponsored search for the period ended March 31, 2004. Sponsored search cost of revenues primarily consisted of the payments to our partners and does not include allocations of websites operating costs. The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless, e-commerce and other segments as management does not use this information to measure the performance of the operating segments.

The following tables present summarized information by segment (in thousands):

	For the three months ended March 31, 2005
	Brand advertising	Sponsored search	Wireless	E-commerce	Others	Total
Revenues	$12,124	$2,731	$5,959	$1,265	$1,646	$23,725
Cost of Revenues	3,229	293	2,205	1,231	572	7,530

Gross profit	$8,895	$2,438	$3,754	$34	$1,074	$16,195

	For the three months ended March 31, 2004
	Brand advertising	Sponsored search	Wireless	E-commerce	Others	Total
Revenues	$8,993	$2,021	$12,245	$1,319	$1,357	$25,935
Cost of Revenues	2,660	128	4,181	1,286	368	8,623

Gross profit	$6,333	$1,893	$8,064	$33	$989	$17,312

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:

Net income	$5,714	$10,930
Effect of dilutive securities:
Liquidated damages	—	50
Amortization of offering costs for zero coupon convertible senior notes	187	198

Net income adjusted for dilutive securities	$5,901	$11,178

Denominator:
Weighted average basic common shares outstanding	36,171	36,255
Effect of dilutive securities:
Stock options	1,749	3,654
Zero coupon convertible senior notes	2,011	2,011

Weighted average diluted common shares outstanding	39,931	41,920

Basic net income per share	$0.16	$0.30

Diluted net income per income	$0.15	$0.27

4. STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, using Black-Scholes option pricing model, to stock-based employee compensation for the three months ended March 31, 2005 and 2004 (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net income as reported:	$5,714	$10,930
Add: Stock-based compensation expense included in reported net income	1	5
Deduct: Stock-based compensation expense determined under fair value based method	(780)	(1,450)

Pro forma net income	$4,935	$9,485

Basic net income per share:
As reported	$0.16	$0.30

Pro forma	$0.14	$0.26

Diluted net income per share:
As reported	$0.15	$0.27

Pro forma	$0.13	$0.23

5. VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS

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

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of March 31, 2005, the amount of these loans amounted to $7.4 million.

The following is a summary of the VIEs of the Company:

a)	Beijing Sohu

Beijing Sohu Online Network Information Services, Ltd (or Beijing Sohu) was incorporated in the PRC in 2000 and engages in Internet information, wireless and e-commerce services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Dr. Zhang and He Jinmei, an employee of the Company who left Sohu in February 2005, hold 80% and 20% interests in Beijing Sohu, respectively.

b)	High Century

Beijing Century High Tech Investment Co., Ltd. (or High Century) was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Li Wei, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

c)	Hengda

Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda) was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Hengda is $1,210,000. Originally High Century and Li Wei held 80% and 20% interests in Hengda, respectively. In November 2004, to further satisfy PRC regulations, High Century and Li Wei transferred their interests in Hengda to Wang Xin and Wang Jianjun, each of whom is an employee of the Company. As a result, Wang Xin and Wang Jianjun hold 80% and 20% interests in Hengda, respectively.

d)	Sohu Internet

Beijing Sohu Internet Information Service Co. Ltd. (or Sohu Internet) was incorporated in the PRC in 2003 and engages in Internet information and wireless services in the PRC on behalf of the Company. The original registered capital was $605,000, and High Century and He Jinmei held 80% and 20% interests in Sohu Internet, respectively. Hengda made a $605,000 investment in Sohu Internet in December 2003, and, as a result, the registered capital is now $1,210,000, with Hengda, High Century and He Jinmei holding 50%, 40% and 10% interests, respectively.

e)	Goodfeel

Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel) was incorporated in the PRC in 2001 and engages in value added telecommunication services in the PRC. The registered capital of Goodfeel is $1,208,000. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in Goodfeel, respectively. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, to further satisfy PRC regulations, High Century and Sohu Internet transferred their interests in Goodfeel to Deng Xiufeng and Zhou Jing, each of whom is an employee of the Company. As a result, Deng Xiufeng and Zhou Jing own 58.1% and 41.9% interests in Goodfeel, respectively.

In addition to the above VIEs, on March 2, 2005, Beijing Huohu Digital Technology Co., Ltd (or Huohu), was incorporated in the PRC. Huohu engages in software and technology development for gaming business. The registered capital of Huohu is $121,000. Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), one of the indirect China-based subsidiaries of the Company, and an employee of Huohu, hold 75% and 25% interest in Huohu, respectively. The Company provided the employee a non-interest bearing loan amounted to $30,250 to finance his capital contribution to Huohu. The loan can only be repaid through transfer of the employee’s shares in Huohu to Sohu Era, at anytime upon request of the Company or termination of the employment of the employee. Based on the arrangement between the Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Houhu. Accordingly, Huohu is 100% consolidated into the financial statements of the Company.

As of March 31, 2005, the aggregate accumulated losses of the above VIEs were approximately $595,000 and have been reflected in the consolidated financial statements.

(b) Related Party Transactions

The following table summarizes related party transactions during the three months ended March 31, 2005 and 2004, respectively (in thousands):

Name or Description of Related Party	Description of transactions	Three Months Ended March 31,
		2005	2004
Qingfan, a company controlled by Dr Zhang’s brother	Delivery service provided by Qingfan	$31	$35
An investee of one of the Company’s shareholders*	Brand advertising revenues	—	118
A company whose founder, Chief Executive Officer and Chairman is one of the directors of the Company	Brand advertising revenues	—	6
An investee of the Company	Amortization of licensing fee	25	—
	Cost of revenues	284	—

*	This party ceased to be a related party of the Company in November 2004. Accordingly, since then, transactions with this party are not regarded as related party transactions.

6. COMMITMENTS AND CONTINGENCIES

The Company’s indirect China-based subsidiary Sohu Era and variable interest entity Sohu Internet enjoy tax benefits which are available to “new technology enterprises.” The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an effective tax rate of 0% in 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. To be considered a “new technology enterprise” under current PRC law, a company must: (i) operate in the high-tech industry (which includes the Internet industry), (ii) be incorporated and operate in Beijing Zhongguancun Science Park, (iii) receive 60% of its revenue from high-tech products or services, and (iv) have at least 20% of its employees involved in technology development. New technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era and Sohu Internet did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, wireless and e-commerce services, in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

The Company’s sales, purchase and expense transactions are generally denominated in Renminbi (or RMB) and a significant portion of the Company’s assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China, the central bank of China. Remittances in currencies other than RMB by the Company’s subsidiaries in China may require certain supporting documentation in order to effect the remittance.

7. RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123R which revised SFAS No. 123, Accounting for Stock-Based Compensation and renamed it as Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Such cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The effective date of this statement is postponed to the first fiscal year beginning on or after June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. The Company is evaluating the requirements of the transition methods and expects that the adoption of SFAS 123R will have a material impact on the results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

8. SUBSEQUENT EVENTS

In April 2005, the Board of Directors adopted an amendment to Sohu’s 2000 Stock Incentive Plan to increase the number of shares of common stock covered by the 2000 Stock Inventive Plan from an aggregate of 8,000,000 to 9,500,000 shares and to provide for direct purchases of restricted common stock of the Company by directors, officers, employees, consultants and advisors under the Stock Incentive Plan. The amendment is subject to the approval of our shareholders at their annual general meeting.

On April 11, 2005, the Company entered into a definitive agreement to acquire Go2Map Inc. and Go2Map Inc.’s affiliate, Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd., (or Go2Map), one of the leading online mapping service providers in China, for a consideration of $9.3 million in cash and an additional amount, not exceeding $2.5 million, which will be paid over 2 years after the closing of the acquisition, subject to the satisfaction and attainment of certain post closing operating and financial milestones of Go2Map. The acquisition will enable the Company to apply Go2Map’s rich technological expertise in professional location-based information to the Company’s search engine capabilities as well as online website content.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc., and, except where the context requires otherwise, our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), and Beijing Huohu Digital Technology Co., Ltd (or Huohu), which is one of our VIEs, and also other VIEs Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda) and Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading provider of comprehensive online products and services to consumers and businesses in China, through our comprehensive matrixes of web properties, consisting of the mass portal and leading online media destination www.sohu.com; the online alumni club www.chinaren.com; the games portal www.17173.com; one of the top real estate websites www.focus.cn; the wireless services provider www.goodfeel.com.cn; and one of the top search websites www.sogou.com. We offer our user community very broad choices regarding information, entertainment, communication, wireless and e-commerce. We derive revenues primarily through the sale of brand advertising, sponsored search, wireless, e-commerce and multiplayer online game services.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original website, itc.com.cn, in January 1997. During 1997, we developed Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998 we re-launched our website under the domain name sohu.com and in September 1999 we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, Sohu Software and our VIEs, Sohu Internet, Beijing Sohu, Hengda, Goodfeel, High Century and Huohu.

On April 11, 2005, we entered into a definitive agreement to acquire Go2Map, one of the leading online mapping service providers in China, for a consideration of $9.3 million in cash and an additional amount, not exceeding $2.5 million, which will be paid over 2 years after the closing of the acquisition, subject to the satisfaction and attainment of certain post closing operating and financial milestones of Go2Map. The acquisition will enable us to apply Go2Map’s rich technological expertise in professional location-based information to our search engine capabilities as well as online website content.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising revenues, sponsored search revenues, accounting for wireless revenues and cost of revenues, accounting for e-commerce revenues, gross versus net basis of revenue recognition, allowance for doubtful accounts, valuation allowance against deferred tax assets, and assessment of impairment for goodwill and other intangible assets represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Advertising revenues include revenue from brand advertising and sponsored search services.

Brand advertising contracts establish the fixed price and advertising services to be provided. Pursuant to brand advertising contracts, we provide advertisement placements on various website channels and in different formats, including but not limited to banners, links, logos, buttons, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, we recognize revenue upon payment from the customer.

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

Pursuant to sponsored search contracts, which are normally for relatively low dollar amounts and are with small and medium size enterprises, we provide services which include listings in our search directory or our classified advertisements section, normally for a fixed annual fee, and priority placements on search results for a fixed fee or variable pricing based on bidding by different competitors. For sponsored search contracts, revenue is recognized as the service is provided, which is normally on a straight line basis over the term of the contract, and when collection of the resulting receivable is reasonably assured. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Non-advertising revenues include revenue from wireless, e-commerce and game services.

Wireless revenues are derived from providing short messaging services or SMS, Wireless Application Protocol or WAP, interactive voice response or IVR, multi-media messaging services or MMS, and Ring Back Tone or RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads, and various other mobile related products provided, to mobile phone users. Wireless service fees are charged on a monthly or per message basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value added telecommunication services such as wireless, we rely on Beijing Sohu, Sohu Internet and Goodfeel to contract with the mobile operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu, Sohu Internet or Goodfeel receives a statement from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering a monthly statement, each operator remits the wireless service fees, net of its service fees, for the month to Beijing Sohu, Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Beijing Sohu, Sohu Internet or Goodfeel with the monthly statement for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $400,000 (gross margin underestimate of $300,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non-advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records. For the period ended March 31, 2005, 81% of our wireless revenues were confirmed by the monthly statements received from the mobile operators.

E-commerce revenues are earned primarily from direct sales of consumer products through Sohu’s Website. We rely on Beijing Sohu to conduct our e-commerce business to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing e-commerce services. In 2001, we established store.sohu.com, where we undertake fulfillment

e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 37,690 consumer products such as books, health care products, cosmetics, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our customers through our Website, arrange for delivery to our customers. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form. We record product sales net of the estimated amount of returns. We estimate an amount of product returns that is not significant.

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

Based on our assessment, the majority of our wireless revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the wireless services. The content and nature of the wireless services are designed and developed by us (either independently or with third parties) and originate from our websites, our links located on third parties’ websites, or one of our dedicated phone numbers. The mobile operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customer purchases the wireless content, community access or value added services, such as news, weather forecast, chatting, entertainment information, ring tone and logo downloads that Sohu provides. The end customer receives identical services from us regardless of which third party mobile operator is used to deliver the message. In addition, we provide customer services to the end customers directly and we could be requested by the mobile operators to assume the credit risk if the operators are not able to collect fees from the end customers. Sohu has determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile operators set maximum prices that Sohu can charge and that the mobile operators also have the right to set requirements and procedures associated with using their platform. However, Sohu has determined that the gross revenue reporting indicators are stronger, because Sohu is the primary obligor, adds value to the products, has inventory risk related to content and products, and has reasonable pricing latitude.

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

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $20.9 million net of allowance for doubtful accounts of $1.8 million as of March 31, 2005. If the financial condition of Sohu’s customers or telecom operators were to deteriorate, resulting in their inability to make payments, or the telecom operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

As of March 31, 2005, substantially all of our deferred tax assets are related to United States net operating losses. Because substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

Our long-lived assets include goodwill and other intangible assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

As of March 31, 2005, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

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

As of March 31, 2005, we were not aware of any indication of impairment of our intangible assets.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

REVENUES

Total revenues were $23.7 million and $25.9 million for the three months ended March 31, 2005 and 2004, respectively.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $14.8 million and $11.0 million, or 63% and 42% of total revenues for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, advertising revenues consisted of revenues from brand advertising of $12.1 million and from sponsored search of $2.7 million. For the three months ended March 31, 2004, advertising revenues consisted of revenues from brand advertising of $9.0 million and from sponsored search of $2.0 million.

Brand advertising. The increase of $3.1 million from 2004 to 2005 consisted of: (i) $4.8 million from new advertisers, as more companies used the Internet as an advertising medium; (ii) $2.4 million increase in revenues from the advertisers who advertised with us in the three months ended March 31, 2004 and who continued to do so in the three months ended March 31, 2005; and (iii) a $4.1 million reduction in revenues as a result of some of our 2004 advertisers not advertising on our website in the three months ended March 31, 2005. No single customer accounted for more than 10% of total advertising revenues for each of the three months ended March 31, 2005 and 2004. As of March 31, 2005 and March 31, 2004, we had $0.8 million and $1.2 million of deferred brand advertising revenues, respectively. We have not recorded any revenue from advertising barter transactions.

For the three months ended March 31, 2005 and 2004, we had recorded brand advertising revenues of approximately $192,000 and $182,000, respectively, from NetDragon Websoft Inc (“NetDragon”) in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement expiring in November 2006. NetDragon was the previous owner of 17173.com Website prior to our acquisition of 17173.com.

We expect brand advertising revenue to increase in the second quarter of 2005 as compared to the first quarter of 2005.

Sponsored search. Revenue from sponsored search services increased by 35% to $2.7 million for the three months ended March 31, 2005 as compared to the corresponding period of 2004. Sponsored search services primarily include priority placements in our search directory and our classified advertisement section, in addition to the display of text-based links to the websites of our advertisers. We provide the priority placements services normally for a fixed fee over a period. For the three months ended March 31, 2005, the revenue from priority placement services amounted to $2.1 million, representing an increase of 20% over the same period in 2004. Display of text-based links to our advertisers’ websites is charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues from text-based links amounted to $0.6 million, representing a 130% increase from the corresponding period of 2004.

We expect sponsored search revenue to increase in the second quarter of 2005 as compared to the first quarter of 2005.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless, e-commerce and other services.

Non-advertising revenues were $8.9 million and $14.9 million or 37% and 58% of total revenue for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, non-advertising revenues were derived from wireless services of $6.0 million, e-commerce services of $1.3 million, and other services of $1.6 million. For the three months ended March 31, 2004, non-advertising revenues were derived from wireless services of $12.2 million, e-commerce services of $1.3 million, and other services of $1.4 million.

Wireless. Our wireless revenues include SMS, WAP, IVR, MMS and RBT services. Our wireless services include news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message basis. We normally charge monthly fee ranging from $0.2 to $3.0 and per message fee ranging from approximately $0.006 to $0.36.

For the three months ended March 31, 2005, our wireless revenues decreased by $6.2 million to $6.0 million as compared to $12.2 million for the three months ended March 31, 2004, primarily due to the decrease of $8.2 million in SMS revenues and $0.6 million in MMS revenues. This decrease was partially offset by an increase of $2.0 million in WAP revenues, and $0.6 million in revenues from new products, IVR, RBT and others. The decrease in SMS revenues was the result of the tightened controls over billing procedures and practices by our mobile operators and the decrease in MMS revenues was due to the suspension of our MMS services by China Mobile Communications Corporation (or CMCC) for a one-year period beginning September 1, 2004. The increase in WAP revenues was the result of wider user acceptance of WAP services in China and successful integration of Goodfeel, which was acquired on May 31, 2004.

Without considering any further possible regulatory issues, we expect wireless revenues to be up slightly in the second quarter of 2005.

E-commerce. E-commence revenues are earned primarily from sales of consumer products through Sohu’s website. In 2001, we established store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consist of over 37,690 consumer products, such as books, health care products, videos, music and computer equipment. We purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our website, arrange for delivery to our customers. Fulfillment is provided by delivery companies or through postal services. Substantially all sales are done on a cash on delivery basis. For the three months ended March 31, 2005, e-commerce revenues were stable as compared to the same period of 2004, with a slight decrease of $54,000 to $1.3 million.

We expect revenues from e-commence to be flat in the second quarter of 2005.

Others. Our other services consist primarily of provision of online games, Internet access, design of websites and provision of Internet software to third parties. The increase in revenues from other services of $289,000 to $1.6 million for the three months ended March 31, 2005 was primarily due to an increase in revenues from our online games, as we launched Blade Online in October 2004.

Due to the expected launch of new games by our competitors, we expect our revenues from other services will be down slightly in the second quarter of 2005.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $7.5 million and $8.6 million for the three months ended March 31, 2005 and 2004, respectively.

Advertising Cost of Revenues

Advertising cost of revenues increased by $734,000 to $3.5 million for the three months ended March 31, 2005 as compared to $2.8 million for the three months ended March 31, 2004.

Brand advertising. Brand advertising cost of revenues includes personnel costs and personnel overhead, content purchases, depreciation and bandwidth. The increase of $569,000 to $3.2 million for the three months ended March 31, 2005 was primarily due to higher costs with respect to headcount of $314,000, increase of office and depreciation expense of $264,000 and traveling and entertainment of $84,000, offset by a reduction in spending for content of $93,000. Our brand advertising gross margin for the three months ended March 31, 2005 was 73% as compared to 70% for the three months ended March 31, 2004. Our gross margins improved because of the fixed nature of the advertising costs of revenues, which have not increased at the same rate as revenue.

Sponsored search. Sponsored Search cost of revenues consisted primarily of payments to our partners, which increased by $165,000 to $293,000 for the three months ended March 31, 2005 compared to the corresponding period of 2004. Sponsored search cost of revenues does not include allocations of websites operating costs.

Non-advertising Cost of Revenues

Non-advertising cost of revenues were $4.0 million and $5.8 million for the three months ended March 31, 2005 and 2004, respectively.

Wireless. Wireless cost of revenues decreased by $2.0 to $2.2 million for the three months ended March 31, 2005, as compared to $4.2 million for the three months ended March 31, 2004. Wireless cost of revenues consists mainly of collection and wireless transmission charges paid to third party network operators, expenses related to notices of penalties and complaints from CMCC subsidiaries based on allegations of the breach of certain provisions of agreements with the mobile network operators, and fees or royalties paid to third party content providers for services and content associated with our wireless services. The collection and transmission charges vary between third party operators and include a gateway fee of $0.004 to $0.010 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 10% to 35% of total fees collected by the third party operators from mobile phone users and paid to us. Content costs are immaterial as compared to collection and transmission charges. Wireless cost of revenues does not include allocations for website operating costs. Our wireless gross margins were 63% and 66% for the three months ended March 31, 2005 and 2004, respectively. Wireless gross margin decreased primarily because revenues from high gross margin products decreased. We expect wireless gross margins to decrease in the coming quarters mainly because one of the major operators has increased the service fees we pay for using its infrastructure from 10% of revenue to 20% for SMS, starting from April 1, 2005.

E-commerce. E-commerce cost of revenues was $1.2 million for the three months ended March 31, 2005, as compared to $1.3 million for the three months ended March 31, 2004. E-commerce cost of revenues consists mainly of the purchase price of consumer products sold and inbound and outbound shipping charges. E-commerce cost of revenues does not include allocations for website operating costs. Our e-commerce gross margin was 3% for the three months ended March 31, 2005, which remained stable compared with the gross margin for the three months ended March 31, 2004.

Others. Cost of revenues for other services, consisting mainly of payments to game developers, was $572,000 and $368,000 for the three months ended March 31, 2005 and 2004, respectively.

Product Development Expenses

Product development expenses increased by $1.3 million to $3.1 million for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase was primarily due to a $702,000 increase in personnel expense for additional employees, a $452,000 increase in office and depreciation expenses and a $146,000 increase in traveling entertainment expenses, professional fees and communications.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.6 million to $4.7 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase was primarily due to a $682,000 increase in bad debt expense, a $610,000 increase in personnel expense due to increase in headcount and increases in bonuses and commissions, a $164,000 increase in advertising and promotion expense, a $114,000 increase in other items including office and depreciation expense and professional fees and a $30,000 increase in traveling and entertainment expenses.

General and Administrative Expenses

General and administrative expenses increased by $840,000 to $2.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase was primarily due to a $416,000 increase in professional fees incurred primarily as a result of compliance work for 2005 in connection with Section 404 of the Sarbanes-Oxley Act of 2002, a $257,000 increase in office and depreciation expenses, and a $167,000 increase in personnel expense, traveling and entertainment expenses.

Amortization of Intangibles

Amortization of intangibles for the three months ended March 31, 2005 of $456,000 was related to the acquisitions of the Focus.cn, 17173.com and Goodfeel.

Operating Profit

As a result of the foregoing, our operating profit decreased by $5.1 million to $5.5 million for the three months ended March 31, 2005, as compared to $10.6 million for the three months ended March 31, 2004. Operating profit for the three months ended March 31, 2005 and 2004 included $1,000 and $5,000, respectively, for stock-based compensation expense recorded on the grant of certain stock options, which amounts are being amortized over the vesting period of the options, ranging from one to four years.

Other Expense

For the three months ended March 31, 2005, other expense of $248,000 consisted $187,000 amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003, $78,000 of losses on disposal of fixed assets, and offset by shares of profits of $17,000 from our investment in Pixel. For the three months ended March 31, 2004, other expense was $208,000 and included $198,000 for amortization of the offering costs of our zero coupon convertible senior notes and $10,000 of losses on disposal of fixed assets.

Interest Income

For the three months ended March 31, 2005, interest income was $573,000, as compared to $630,000 for the three months ended March 31, 2004. The decrease of $57,000 was mainly due to our decreased average cash balance and marketable securities.

Income Tax Expense

For the three months ended March 31, 2005, income tax expense was $62,000 compared with $54,000 for the same period in 2004.

Effective with the fourth quarter of 2003, most of our income is earned in China by Sohu Era, Sohu Internet and Sohu Software, which, as new technology enterprises, are exempted from income tax for the years ended December 31, 2003, 2004 and 2005, are subject to a 7.5% tax rate for the years ending December 31, 2006, 2007 and 2008, and are subject to a 15% tax rate for each year thereafter. If Sohu Era, Sohu Internet and Sohu Software do not continue to meet the definition of a new technology enterprise or there are changes in the taxation policies of the PRC government, their income would be subject to taxation at the rate of 33%.

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

Net Income

As a result of the foregoing, we had net income of $5.7 million for the three months ended March 31, 2005, as compared to a net income of $10.9 million for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes, and cash provided by operations. From inception through March 31, 2005, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes. As of March 31, 2005, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $128.7 million as compared to $141.3 million as of December 31, 2004.

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

In summary, our cash flows were (in thousands):

	Three months ended March 31,
	2005	2004
Net cash provided by operating activities	$5,600	$9,262
Net cash (used in) provided by investing activities	(1,591)	819
Net cash (used in) provided by financing activities	(13,378)	645

Net (decrease) increase in cash and cash equivalents	(9,369)	10,726
Cash and cash equivalents at beginning of period	122,384	99,109

Cash and cash equivalents at end of period	$113,015	$109,835

For the three months ended March 31, 2005, net cash provided by operating activities was $5.6 million, and was primarily attributable to our net income of $5.7 million, depreciation and amortization of $2.0 million, and provision for allowance for doubtful accounts of $0.7 million, which were offset by a $2.9 million decrease in working capital. For the three months ended March 31, 2004, net cash provided by operating activities was approximately $9.3 million, and was primarily attributable to our net income of $10.9 million and depreciation and amortization of $1.5 million, which were offset by a $3.2 million decrease in working capital.

For the three months ended March 31, 2005, net cash used in investing activities was $1.6 million, and was attributable to $1.3 million in cash used in connection with acquisitions and $3.3 million in cash used to acquire fixed assets, which amount was partially offset by $3.1 million received as a result of the maturities of marketable debt securities. For the three months ended March 31, 2004, net cash provided by investing activities was $0.8 million, and was primarily attributable to cash received from matured marketable debts of $3.1 million, offset by the purchase of fixed assets of $2.1 million and addition of other assets of $0.1 million.

For the three months ended March 31, 2005, net cash used in financing activities was $13.4 million, and was primarily attributable to $13.8 million used for the repurchase of our common stock. This amount was partially offset by $0.5 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan. Net cash provided by financing activities was $0.6 million of proceeds from issuance of common stock for the three months ended March 31, 2004.

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

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. We had an accumulated deficit of approximately $5.5 million at March 31, 2005.

We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Although we recorded net profits varying from $112,000 to $11.6 million from the quarter ended September 30, 2002 through the quarter ended March 31, 2005, we may not sustain profitability.

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

•	increase our brand advertising and sponsored search revenues;

•	build our wireless, online game and e-commerce businesses successfully;

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer; and

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings.

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

There are many companies that provide or may provide websites and online destinations targeted at Internet users in China. In addition, since we continue to expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wider range of different online services. Our major competitors in China include (i) U.S. listed and China based companies, such as Sina, Netease, Shanda, Tom Online, The9, Kongzhong, and Linktone; (ii) Hong Kong listed companies such as Tencent; (iii) major United States Internet companies, such as Yahoo! Inc and Google and (iv) other China based companies such as Baidu. These competitors may also improve or enhance their positions in the PRC Internet market through mergers and acquisitions. In addition, we may face competition from existing or new domestic PRC Internet companies. These competitors may have certain advantages over us, including:

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

We may not be able to compete successfully against our current or future competitors. Moreover, in order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance our capabilities. If we are unable to maintain or expand our customer and user base in the future, our revenues may decline. In addition, our recent acquisition of Go2Map could expose our business to greater competition in the area of search and online mapping services.

We depend on online advertising for a significant portion of our revenues.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our websites. Advertising revenues represented approximately 63% and 42% of our total revenues for the quarter ended March 31, 2005 and 2004, respectively. For the quarter ended March 31, 2005, our five largest advertisers accounted for approximately 17% of our total advertising revenues. For the quarter ended March 31, 2004, our five largest advertisers accounted for approximately 10% of our total advertising revenues.

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

We rely on wireless services for a significant portion of our revenues. Wireless revenues decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We derive our wireless revenues in prior periods from providing to mobile phone users SMS, WAP, IVR, MMS and RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other mobile related products provided to mobile phone users. For the three months ended March 31, 2005 and 2004, wireless revenues represented approximately 25% and 47%, respectively, of our total revenues. Wireless revenues decreased in prior periods. Wireless revenues may decrease further in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis.

•	Consumers may cancel their services at any time without notice.

•	Currently over 68% of our SMS revenues is from consumers who subscribe for individual services for which we charge a monthly fee ranging from approximately $0.2 to $3.0 per month.

•	We rely on revenue growth from new wireless services such as WAP and IVR. We are not certain that revenues from these services will become a significant portion of our total wireless revenues.

•	We face intense competition from a number of companies who may launch competing or better products than ours at any time. In addition, there are limited barriers to entry in this area.

•	Changes in government policy could restrict or curtail the services which we provide.

•	The maximum SMS fees we are able to charge mobile phone users may be reduced. Certain CMCC subsidiaries have required us to reduce fees in the past, and other CMCC subsidiaries may require us to reduce fees in the future.

•	CMCC and its subsidiaries are establishing a new billing platform, have required us to switch to this platform in certain provinces, and may require us to switch to this platform in other provinces in the near future. The new platform resulted and may result in higher failure rates or lower revenues associated with changes in the billing procedures. As a result, SMS revenues may decrease.

•	Effective September 1, 2004, our MMS services were temporarily suspended by CMCC for a one-year period.

•	In mid 2004, MII began requiring wireless service providers, or SPs, to apply for CP license, in order to provide value-added telecommunication services throughout the PRC. CMCC then issued a notice requiring all SPs to provide evidence of a CP license by October 31, 2004. After October 31, 2004, CMCC and its subsidiaries ceased working with most of the SPs without CP licenses. MII accepted Goodfeel’s application for a CP license in January 2005 and the CP license was received by Goodfeel in April 2005. Before getting the CP license from MII, Goodfeel continues to work with CMCC as usual, although CMCC has not settled our accounts receivable since August 2004. As of March 31, 2005, the accounts receivable due from CMCC to Goodfeel amounted to approximately $2.5 million. We did not make any bad debt provision in relation to this receivable amount as we believe there will not be any ultimate collectibility issues based on the good credit standing of CMCC. With the CP license, Goodfeel has proceeded to collect the service fees due from CMCC. However, we have not yet received the payment because it usually takes some time for CMCC to go through its internal payment procedures. We have received from CMCC on April 14, 2005 a confirmation letter, confirming the amount of $2.2 million due to Goodfeel up to February 2005.

•	Since late 2004, CMCC and its subsidiaries had not entered into any new agreements, or renewed existing agreements, with SPs with respect to WAP services. As a result, the assignment of Beijing Sohu’s agreement with CMCC, which expired in September 2004 and has not been renewed, to Sohu Internet has not been signed by CMCC, Goodfeel has not renewed its WAP agreements, which expired in December 2004, with CMCC, and Sohu Internet has not yet entered into a written agreement with CMCC for WAP services. However, Sohu Internet and Goodfeel continue to work with CMCC and CMCC continues to provide services and monthly statements to Sohu

Internet and Goodfeel. Based on our recent discussions with CMCC, we do not expect the terms of new or renewed agreements with CMCC to materially change from previous agreements. However, there is no guarantee the terms of the agreements will not change in a way that would be unfavorable to us or that these agreements will be entered into at all.

•	Unicom has required us to adjust the service fees we pay for using its infrastructure, which used to be 10% of revenue. Because of our limited bargaining power, we have agreed to increase the service fee from 10% to 20% for SMS services, effective April 1, 2005, which may lead to a decrease in our wireless gross margin. We believe this may be a signal of adjustments of service fees by other mobile network operators, including CMCC, Unicom and their various subsidiaries. In the event of such an adjustment, we expect our wireless gross margin could drop further. In addition, there is no assurance that Unicom or other mobile network operators will not make any further adjustments on the service fee on SMS and other wireless services.

•	Effective April 1, 2005, CMCC tightened the controls over billing procedures and practices on WAP service by requiring re-confirmation from users for a subscription. We expect this will have an adverse impact on WAP revenue. Moreover, it is likely that the wireless operators, including CMCC, Unicom and their various subsidiaries, will require re-confirmation from users for subscriptions for other wireless services, including but not limited to WAP, SMS, MMS, IVR etc.

•	With respect to the cooperation agreements with mobile network operators, such as CMCC, Unicom and their various subsidiaries, since we have limited bargaining powers in contract terms negotiation, we may enter into agreements with terms that are not favorable to us.

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

•	CMCC and its subsidiaries are establishing a new billing platform, have required to switch to this platform in certain provinces, and may require us to switch to this platform in other provinces in the near future. The new platform resulted and may result in higher failure rates or lower revenues associated with changes in the billing procedures.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our contract with Unicom expired in March 2005. Our contracts with CMCC expire at various times from February 2005 to May 2006. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. Based on recent communications with an operator, certain subsidiaries of the operator are considering increasing their service fees.

•	We rely on the operators to collect on our behalf the wireless service fees which they have billed to the mobile customers. If an operator refuses to pay us or limits the amount of wireless service fees which can be billed in a month, our revenues could be adversely affected. We also are required to follow the operators’ guidance in setting up wireless service fees. If an operator requires us to reduce the wireless service fees charged to mobile customers, our revenue could decrease significantly.

•	An operator could launch competing services at any time.

•	The refusal of an operator to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our wireless services. For example, effective September 1, 2004, our MMS services have been temporarily suspended by CMCC for one year, based on allegations that Beijing Sohu breached certain provisions of its agreement with a CMCC subsidiary.

•	CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time. In the third quarter of 2004, the ranking of Goodfeel went down from first page to second page on the Monternet browser. As a result, the growth of WAP revenues was lower than expected. Our ranking could drop further. However, in the fourth quarter of 2004, our ranking went up to first page on the Monternet browser.

•	If CMCC or Unicom were unwilling to cooperate with us, we would not be able to find substitute partners.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our wireless revenues would be adversely affected.

•	CMCC and Unicom have both recently changed their operating rules and may make any further changes at any time. Such recent or any such future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreement with CMCC or Unicom under new billing rules or revised operation procedures, or having our service discontinued with or without notice. Changes in these operating regulations could also have a material impact on our revenue. For example, in July 2003, CMCC disallowed us from using third party websites which do not have Internet content provider licenses, or website union, to promote our wireless products.

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

We have invested and intend to invest further in our online game and e-commerce (online shopping) businesses. Online games are currently one of the fastest growing online services in the PRC. The online shopping marketing is small and unproven in the PRC. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. We cannot assure you that we will succeed in these markets despite our investments of time and funds. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profit, and our results and share price could suffer as a result.

Our strategy of acquiring complementary assets, technologies and businesses may fail and result in equity or earnings dilution.

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing portal business. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisitions we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. Considering the fast changing legal environment, our acquisition may be subject to government’s further scrutiny and the acquisition structures we used to adopt may be found to be inappropriate.

The acquisition and integration of 17173.com, Focus.cn, Goodfeel and Go2Map create certain risks and uncertainties.

We completed the acquisitions of 17173.com and Focus.cn in November 2003 and the acquisition of Goodfeel in May 2004. In April 2005, we entered into a definitive agreement to acquire Go2Map. As a result of the acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of 17173.com, Focus.cn and Goodfeel. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased advertising and wireless revenues.

Our failure to manage growth and diversify of our business could harm us.

We have experienced dramatic growth in personnel since our inception and we expect to continue to hire additional personnel in selected areas. This growth requires significant time and resource commitments from us and our senior management. Further, as a result of continuing acquisitions and business expansion, more and more employees are or will be based outside of our Beijing headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth, our business could be adversely affected.

Additionally, our business relies on our financial reporting and data systems (including our systems for billing users of our fee-based services), which have grown increasingly complex in the recent past due to acquisitions and the diversification and complexity of our business. Our ability to operate our business efficiently depends on these systems and if we are unable to adapt to these changes, our business could be adversely affected.

We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of March 31, 2005, our goodwill and amortizable intangible assets arising from acquisitions were $52 million.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, chief executive officer and a major shareholder of our company and the founder and president of Beijing Sohu, Sohu Internet, and High Century. We rely on his expertise in our business operations and on his personal relationships with some of our principal shareholders, the relevant regulatory authorities, our customers and suppliers, Beijing Sohu, Sohu Internet and High Century. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. Victor Koo, our President and Chief Operating Officer, left Sohu effective March 31, 2005. Our business might be adversely affected by the transition from Mr. Koo to the team of executives who have taken over Mr. Koo’s operational responsibilities. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We depend on ChinaNet, China Netcom and China Telecom for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

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

We had signed Bandwidth Provision and Server Hosting Agreement with China Netcom and China Telecom. Under these agreements, we had established two main service provision centers to maintain most of our servers in Beijing. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

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

We conduct our Internet and value added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, and VIEs Sohu Internet, Beijing Sohu, Hengda and Goodfeel. We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC and Sohu Era, is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, e-commerce and certain other industries, we have established Beijing Sohu, High Century, Hengda and Sohu Internet, which are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu. As of March 31, 2005, Sohu had invested $7.4 million in Beijing Sohu, High Century, Hengda,

Goodfeel and Sohu Internet through loans to officers and employees. In 2000, we extended loans of $242,000 to Dr. Zhang and a Sohu employee to set up Beijing Sohu. Pursuant to a restructuring in May 2000, we transferred certain of our assets and operations to Beijing Sohu, a PRC company that is 80% owned by Dr. Zhang. In 2001 and 2002, we made loans totaling $4.6 million to Dr. Zhang and an employee of the company to establish High Century for the purposes of undertaking additional investments in the PRC where foreign ownership is prohibited or restricted. In 2002, we loaned $242,000 to an employee of the company for the purpose of funding an investment in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of Sohu. The $242,000 investment represents a 20% interest in Hengda, with High Century holding the remaining 80% interest. In June 2003, we loaned $121,000 to a Sohu employee for the purpose of funding an investment in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of Sohu. The $121,000 investment represents a 10% interest in Sohu Internet with High Century and Hengda holding 40% and 50% interests, respectively. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, we loaned $1,208,000 to two employees of the company to purchase the interests in Goodfeel from High Century and Sohu Internet. In November 2004, the original loan of $242,000 was transferred to another employee and we loaned $966,000 to another Sohu employee to purchase the interests in Hengda from High Century. We do not have any direct ownership interest in Beijing Sohu, High Century, Hengda, Sohu Internet or Goodfeel.

The PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. In addition, new PRC Internet and foreign exchange laws and regulations were recently adopted. Accordingly, it is possible that the PRC government can ultimately take a view contrary to ours.

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

If we, Beijing ITC, Sohu Era, High Century, Beijing Sohu, Hengda, Sohu Internet and Goodfeel were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, Sohu Era’s, High Century’s, Hengda’s, Beijing Sohu’s, Sohu Internet’s or Goodfeel’s income;

•	revoking our, Beijing ITC’s, Sohu Era’s, High Century’s, Hengda’s, Beijing Sohu’s, Sohu Internet’s or Goodfeel’s business licenses;

•	shutting down our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Sohu Internet’s or Goodfeel’s servers and/or blocking our websites;

•	requiring us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu, Sohu Internet or Goodfeel to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, Sohu Era, High Century, Hengda, Beijing Sohu, Sohu Internet or Goodfeel to discontinue any portion or all of its Internet and value added telecommunication businesses.

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

On March 31, 2005, Sohu had provided long-term loans of $7.4 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu and High Century, which are owned 80% by Dr. Zhang and 20% by certain of our employees, Hengda, which is owned by two of our employees, and Sohu Internet, which is owned 50% by Hengda, 40% by High Century and 10% by an employee. Beijing Sohu, High Century, Hengda, Goodfeel and Sohu Internet are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. In addition, in May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, we loaned $1,208,000 to two employees of the company to purchase the interests in Goodfeel from High Century and Sohu Internet. In November 2004, we loaned $1,208,000 to another two employees of the company to purchase the interests in Hengda from the original shareholders.

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

The PRC has enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information, online advertising and value added telecommunication services. In addition, the PRC may promulgate new laws, rules or regulations at any time. If these current or future laws, rules or regulations regarding Internet-related activities, are interpreted to be inconsistent with our ownership structure and/or our business operations, our business will be severely impaired and we could be subject to severe penalties as discussed above. In addition, we may be required to apply for new license or new qualification, or transfer from an old type of license to a new type of license at any time as a result of the requirement by newly promulgated law or new regulation. From the promulgation of such requirement to the final issuance of the license or qualification, there might be a long pending period. Although the issuance of the new license will finally trace back to the date when filing such application, we may held liable for operating without proper license and may be fined for the operation during the application period.

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

Subject to the approval of the relevant tax authorities, the effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an effective income tax rate of 0% in 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. Sohu Era and Sohu Internet obtained approval from the relevant tax authorities for these tax benefits.

Most of our income was earned from Sohu Era for the three month period ended March 31, 2005 and we currently expect most of our income for the year ended December 31, 2005 to be earned from Sohu Era.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2003, the trading price of our common stock ranged from a low of $6.10 per share to a high of $43.40 per share, and during 2004 and first quarter of 2005, the trading price of our common stock ranged from a low of $13.56 per share to a high of $40.15 per share. On April 29, 2005, the closing price of our common stock was $17.15 per share.

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

Our chief executive officer, Dr. Charles Zhang, beneficially owns approximately 26.1% of the outstanding shares of our common stock and is our largest stockholder. Our chief executive officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 29.5% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

The Renminbi is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure . Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, receivables, payables and zero coupon convertible senior notes as of March 31, 2005:

	Expected Maturity Date						Total recorded value	Fair value
	Before March 31,
	2006	2007	2008	2009	2010	Thereafter
On-balance sheet financial instruments (in US$ ‘000)
Cash and cash equivalents:
in US$	39,745	—	—	—	—	—	39,745	39,745
in HK$	329	—	—	—	—	—	329	329
in RMB	72,941	—	—	—	—	—	72,941	72,941

Sub-total	113,015	—	—	—	—	—	113,015	113,015

Receivables
in US$	1,106	—	—	—	—	—	1,106	1,106
in HK$	80	—	—	—	—	—	80	80
in RMB	22,474	—	—	—	—	—	22,474	22,474

Sub-total	23,660	—	—	—	—	—	23,660	23,660

Investments in marketable debt securities
in US$	1,493	9,271	4,922	—	—	—	15,686	15,686

Payables
in US$	11,870	—	—	—	—	—	11,870	11,870
in HK$	12	—	—	—	—	—	12	12
in RMB	20,730	—	—	—	—	—	20,730	20,730

Sub-total	32,612	—	—	—	—	—	32,612	32,612

Zero coupon convertible senior notes
in US$	—	—	90,000	—	—	—	90,000	66,640

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of March 31, 2005, an unrealized loss of $159,000 was recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of March 31, 2005.

	Expected Maturity Date						Total recorded value	Fair value
	Before March 31,
(US$ ‘000)	2006	2007	2008	2009	2010	Thereafter
Investments in marketable securities	1,493	9,271	4,922	—	—	—	15,686	15,686
Average interest rate	1.50%	4.25%	4.40%	—	—	—
Zero coupon convertible senior notes	—	—	90,000	—	—	—	90,000	66,640
Average interest rate	—	—	0%	—	—	—

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to our knowledge, threatened against us. From time to time we become subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. However, such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

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

During the three months ended March 31, 2005, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

Repurchases of Equity Securities

In the first quarter of 2005, our Board of Directors continued the expanded the stock repurchase program we announced in October 2004. During the three months ended March 31, 2005, the Company repurchased 885,605 shares of its common stock at an average price of $15.66 per share, including brokerage commissions of $0.03 per share. This completed the current stock repurchase program.

The following table summarized the repurchase for the three months ended March 31, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 through January 31, 2005	—	$—		—	$13,875,000
February 1 through February 28, 2005	885,605	15.66	*	885,605	—
March 1 through March 31, 2005	—	—		—	—

Total	885,605			885,605

*	Includes brokerage commissions of $0.03 per share.

IT EM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2005

SOHU.COM INC.

By:	/s/ Carol Yu
Chief Financial Officer (Principal
Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended March 31, 2005

EXHIBITS INDEX

10.1	Termination Agreement between Sohu.com Inc and Victor Koo

10.2	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network

10.3	Hosting Service Agreement Between Sohu Era and China Telecom

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu