Form 10-Q
period 2005-06-30
SOHU COM INC
filed 2005-08-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2005
Common stock, $.001 par value	36,306,194

SOHU.COM INC

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands)

	As of
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$109,118	$122,384
Accounts receivable, net (including $0 and $199 from related parties, respectively)	21,496	19,901
Prepaid and other current assets	3,173	4,894
Current portion of long-term investments in marketable debt securities	1,501	4,494

Total current assets	135,288	151,673
Long-term investments in marketable debt securities	14,214	14,444
Investment in an associate	1,037	995
Fixed assets, net	15,234	12,175
Goodwill	50,700	44,502
Intangible assets, net	7,499	7,503
Other assets, net	6,554	3,475

	$230,526	$234,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $206 and $110 to related parties, respectively)	$1,643	$2,273
Accrued liabilities	29,509	33,995

Total current liabilities	31,152	36,268
Zero coupon convertible senior notes	90,000	90,000

Total liabilities	121,152	126,268

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized, 36,235 and 36,537 shares issued and outstanding, respectively)	39	38
Additional paid-in capital	147,465	145,481
Treasury stock (3,446 shares and 2,561 shares, respectively)	(39,686)	(25,839)
Deferred compensation	—	(2)
Accumulated other comprehensive (loss)/ income	(65)	14
Retained earnings/ (accumulated deficit)	1,621	(11,193)

Total shareholders’ equity	109,374	108,499

	$230,526	$234,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Advertising:
Brand advertising (including $6, $121, $6 and $245 from related parties, respectively)	$13,859	$10,950	$25,983	$19,943
Sponsored search	3,105	2,432	5,836	4,453

Subtotal of advertising revenues	16,964	13,382	31,819	24,396

Non-advertising:
Wireless	6,360	11,316	12,319	23,561
E-commerce	841	1,370	2,106	2,689
Others	1,714	1,199	3,360	2,556

Subtotal of non-advertising revenues	8,915	13,885	17,785	28,806

Total revenues	25,879	27,267	49,604	53,202
Cost of revenues:
Advertising:
Brand advertising	3,835	3,128	7,064	5,788
Sponsored search	453	244	746	372

Subtotal of advertising cost of revenues	4,288	3,372	7,810	6,160

Non-advertising:
Wireless	2,781	4,132	4,986	8,313
E-commerce (including $33, $31, $64 and $66 from related parties, respectively)	783	1,346	2,014	2,632
Others (including $296, $0, $580 and $0 from related parties, respectively)	594	386	1,166	754

Subtotal of non-advertising cost of revenues	4,158	5,864	8,166	11,699

Total cost of revenues	8,446	9,236	15,976	17,859

Gross profit	17,433	18,031	33,628	35,343
Operating expenses:
Product development	3,594	2,091	6,736	3,971
Sales and marketing	4,269	4,261	9,003	7,382
General and administrative	2,399	1,752	4,811	3,324
Amortization of intangibles	474	360	930	537

Total operating expenses	10,736	8,464	21,480	15,214

Operating profit	6,697	9,567	12,148	20,129
Other expense	(102)	(196)	(350)	(404)
Interest income	555	578	1,128	1,208

Income before income tax expense	7,150	9,949	12,926	20,933
Income tax expense	(50)	(70)	(112)	(124)

Net income	$7,100	$9,879	$12,814	$20,809

Basic net income per share	$0.20	$0.27	$0.36	$0.57

Shares used in computing basic net income per share	36,015	36,349	36,093	36,302

Diluted net income per share	$0.18	$0.25	$0.33	$0.52

Shares used in computing diluted net income per share	39,596	40,893	39,764	40,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$12,814	$20,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,395	2,064
Amortization of other assets	800	694
Amortization of intangible assets	930	537
Provision for allowance for doubtful accounts	640	268
Others	163	147
Changes in assets and liabilities:
Accounts receivable	(2,233)	(6,958)
Prepaid and other current assets	794	(542)
Accounts payable	(631)	272
Accrued liabilities	(4,145)	6,780

Net cash provided by operating activities	11,527	24,071
Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	3,149	7,242
Purchase of fixed assets	(5,501)	(3,458)
Purchase of other assets	(304)	(304)
Acquisitions, net of cash acquired	(10,182)	(16,920)

Net cash used in investing activities	(12,838)	(13,440)
Cash flows from financing activities:
Repurchase of common stock	(13,847)	(17,721)
Issuance of common stock	1,892	2,564

Net cash used in financing activities	(11,955)	(15,157)

Net decrease in cash and cash equivalents	(13,266)	(4,526)
Cash and cash equivalents at beginning of period	122,384	99,109

Cash and cash equivalents at end of period	$109,118	$94,583

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
Common stock:
Balance, beginning of period	$38	$36
Issuance of common stock	1	—

Balance, end of period	39	36

Additional paid-in capital:
Balance, beginning of period	145,481	140,218
Issuance of common stock	1,891	2,570
Tax benefit from stock options	93	124
Compensatory stock options	—	(1)

Balance, end of period	147,465	142,911

Treasury stock:
Balance, beginning of period	(25,839)	(2,003)
Repurchase of common stock	(13,847)	(17,721)

Balance, end of period	(39,686)	(19,724)

Deferred compensation:
Balance, beginning of period	(2)	(14)
Compensatory stock options	2	13

Balance, end of period	—	(1)

Accumulated other comprehensive (loss)/ income:
Balance, beginning of period	14	232
Net unrealized losses on marketable debt securities	(74)	(750)
Foreign currency translation adjustment	(5)	2

Balance, end of period	(65)	(516)

Retained earnings/ (accumulated deficit):
Balance, beginning of period	(11,193)	(46,830)
Net income	12,814	20,809

Balance, end of period	1,621	(26,021)

Total shareholders’ equity:	$109,374	$96,685

Comprehensive income:
Net income	$12,814	$20,809
Other comprehensive income:
Net unrealized losses on marketable debt securities	(74)	(750)
Foreign currency translation adjustment	(5)	2

Total comprehensive income	$12,735	$20,061

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	36,537	36,101
Issuance of common stock	584	1,225
Repurchase of common stock	(886)	(1,000)

Balance, end of period	36,235	36,326

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. (the Company or Sohu) is a leading provider of comprehensive online products and services to consumers and businesses in the People’s Republic of China (the PRC or China). The Company, a Delaware corporation, commenced operations in 1996.

The Company and its variable interest entities primarily offer content, brand advertising, sponsored search, wireless, e-commerce and online game services through the Company’s Internet portal sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.17173.com, www.focus.cn, www.goodfeel.com.cn and www.go2map.com. The Company markets its products and services to customers primarily in the PRC.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operates in four principal segments: brand advertising, sponsored search, wireless, and e-commerce. During the six months ended June 30, 2005, the Company adjusted its reportable segments and has reclassified results of its sponsored search segment from its advertising operations and reports sponsored search as a separate segment. Such reclassification amounted to approximately $4.5 million in revenues and $372,000 in cost of revenues being reclassified from advertising to sponsored search for the six months ended June 30, 2004. Sponsored search cost of revenues primarily consisted of the payments to our partners and does not include allocations of websites operating costs. The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless, e-commerce and other segments as management does not use this information to measure the performance of the operating segments.

The following tables present summarized information by segment (in thousands):

	For the three months ended June 30, 2005
	Brand advertising	Sponsored search	Wireless	E-commerce	Others	Total
Revenues	$13,859	$3,105	$6,360	$841	$1,714	$25,879
Cost of revenues	(3,835)	(453)	(2,781)	(783)	(594)	(8,446)

Gross profit	$10,024	$2,652	$3,579	$58	$1,120	$17,433

	For the three months ended June 30, 2004
	Brand advertising	Sponsored search	Wireless	E-commerce	Others	Total
Revenues	$10,950	$2,432	$11,316	$1,370	$1,199	$27,267
Cost of revenues	(3,128)	(244)	(4,132)	(1,346)	(386)	(9,236)

Gross profit	$7,822	$2,188	$7,184	$24	$813	$18,031

	For the six months ended June 30, 2005
	Brand advertising	Sponsored search	Wireless	E-commerce	Others	Total
Revenues	$25,983	$5,836	$12,319	$2,106	$3,360	$49,604
Cost of revenues	(7,064)	(746)	(4,986)	(2,014)	(1,166)	(15,976)

Gross profit	$18,919	$5,090	$7,333	$92	$2,194	$33,628

	For the six months ended June 30, 2004
	Brand advertising	Sponsored search	Wireless	E-commerce	Others	Total
Revenues	$19,943	$4,453	$23,561	$2,689	$2,556	$53,202
Cost of revenues	(5,788)	(372)	(8,313)	(2,632)	(754)	(17,859)

Gross profit	$14,155	$4,081	$15,248	$57	$1,802	$35,343

3. ACQUISITION

On May 31, 2005, the Company completed the acquisition of all of the outstanding capital stock of Go2Map Inc., a company incorporated in Cayman Islands, and all of the registered share capital of Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), a company incorporated in the PRC which was an affiliate of Go2Map Inc. (collectively “Go2Map”) for $9.3 million in cash, and an additional amount, not to exceed $2.5 million, which will be paid over 2 years after the date of the closing of the acquisition, subject to the satisfaction and attainment of certain post closing operating and financial milestones of Go2Map. The estimated other direct acquisition costs were $454,000. Go2Map is one of the leading online mapping service providers in China. The acquisition had been accounted for using the purchase method and the results of operations from the date of the closing of the acquisition have been included in the Company’s consolidated financial statements. The Company considers the acquisition of Go2Map to have been made in the ordinary course of its business.

The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$3,199
Identifiable intangible assets	926
Goodwill	6,198
Liabilities assumed	(569)

Total	$9,754

The excess of the purchase price over tangible and identifiable intangible assets acquired net with liabilities assumed was recorded as goodwill. The purchase price used in the calculation of goodwill excludes the contingent consideration of $2.5 million, which may result in recognition of an additional element of cost of the acquired entity when the contingency is resolved. Identifiable intangible assets associated with the acquisition are amortized over their expected useful lives. The allocation of the purchase price is based on preliminary valuation amounts which are expected to be finalized in the third quarter of 2005. The goodwill associated with the acquisition is related to the sponsored search segment.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$7,100	$9,879	$12,814	$20,809
Effect of dilutive securities:
Liquidated damages	—	107	—	157
Amortization of offering costs for zero coupon convertible senior notes	187	202	374	400

Net income adjusted for dilutive securities	$7,287	$10,188	$13,188	$21,366

Denominator:
Weighted average basic common shares outstanding	36,015	36,349	36,093	36,302
Effect of dilutive securities:
Stock options	1,570	2,533	1,660	2,626
Zero coupon convertible senior notes	2,011	2,011	2,011	2,011

Weighted average diluted common shares outstanding	39,596	40,893	39,764	40,939

Basic net income per share	$0.20	$0.27	$0.36	$0.57

Diluted net income per share	$0.18	$0.25	$0.33	$0.52

5. STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, using Black-Scholes option pricing model, to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported:	$7,100	$9,879	$12,814	$20,809
Add: Stock-based compensation expense included in reported net income	—	7	2	12
Deduct: Stock-based compensation expense determined under fair value based method	(2,113)	(1,478)	(2,893)	(2,947)

Pro forma net income	$4,987	$8,408	$9,923	$17,874

Basic net income per share:
As reported	$0.20	$0.27	$0.36	$0.57

Pro forma	$0.14	$0.23	$0.27	$0.49

Diluted net income per share:
As reported	$0.18	$0.25	$0.33	$0.52

Pro forma	$0.13	$0.21	$0.26	$0.44

6. VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS

(a) Variable Interest Entities (“VIEs”)

FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To satisfy PRC laws and regulations, the Company conducts its Internet information, wireless, Internet access, e-commerce and certain other businesses in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major Sohu shareholder, and certain employees of the Company. Capital for the VIEs is funded by the Company through loans provided to Dr. Zhang and those employees, and is initially recorded as loans to related parties. These loans are eliminated for accounting purposes with the capital of VIEs during consolidation.

Under contractual agreements with the Company, Dr. Zhang and those Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of June 30, 2005, the amount of these loans amounted to $7.2 million.

The following is a summary of the VIEs of the Company:

a)	Beijing Sohu

Beijing Sohu Online Network Information Services, Ltd (or Beijing Sohu) was incorporated in the PRC in 2000 and engages in Internet information, wireless and e-commerce services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Originally, Dr. Zhang and He Jinmei held 80% and 20% interests in Beijing Sohu, respectively. He Jinmei transferred all her shares in Beijing Sohu to High Century in June 2005. As a result, Dr. Zhang and High Century hold 80% and 20% interests in Beijing Sohu, respectively.

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

Beijing Sohu Internet Information Service Co. Ltd. (or Sohu Internet) was incorporated in the PRC in 2003. Sohu Internet engages in Internet information, wireless and advertising services in the PRC on behalf of the Company. The original registered capital was $605,000, and High Century and He Jinmei held 80% and 20% interests in Sohu Internet, respectively. In December 2003, Hengda made a $605,000 investment in Sohu Internet. In April 2005, He Jinmei transferred all her interests in Sohu Internet to High Century, and High Century made a $1,208,000 additional investment in Sohu Internet. As a result, the registered capital of Sohu Internet is now $2,418,000, with High Century and Hengda holding 75% and 25% interests, respectively.

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

f)	Huohu

Beijing Huohu Digital Technology Co., Ltd. (or Huohu) was incorporated in the PRC in 2005. Huohu engages in software and technology development for gaming business. The registered capital of Huohu is $121,000. Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), one of the indirect China-based subsidiaries of the Company, and an employee of Huohu, hold 75% and 25% interest in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $30,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to Sohu Era. Based on the arrangement between the Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Houhu. Accordingly, Huohu is 100% consolidated into the financial statements of the Company.

g)	Tu Xing Tian Xia

Tu Xing Tian Xia was incorporated in the PRC in 1999 and engaged in mapping services in the PRC. The registered capital of Tu Xing Tian Xia is $248,000. In May 2005, in connection with the Company’s acquisition of Go2Map, the Company designated High Century and Sohu Internet as its designees to purchase the outstanding registered capital of Tu Xing Tian Xia. As a result, High Century and Sohu Internet own 56.1% and 43.9% interests in Tu Xing Tian Xia, respectively.

As of June 30, 2005, the aggregate accumulated losses of the above VIEs were approximately $621,000 and have been reflected in the consolidated financial statements.

(b) Related Party Transactions

The following table summarizes related party transactions during the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

Name or Description of Related Party	Description of transactions	Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Qingfan, a company controlled by Dr Zhang’s brother	Delivery service provided by Qingfan	$33	$31	$64	$66
An investee of one of the Company’s shareholders*	Brand advertising revenues	—	97	—	215
A company whose founder, Chief Executive Officer and Chairman is one of the directors of the Company	Brand advertising revenues	—	24	—	30
An investee of the Company	Amortization of licensing fee Cost of revenues	25 296	— —	50 580	— —
An investee of one of the directors of the Company	Brand advertising revenues	6	—	6	—

*	This party ceased to be a related party of the Company in November 2004. Accordingly, since then, transactions with this party are not regarded as related party transactions.

7. COMMITMENTS AND CONTINGENCIES

The Company’s indirect China-based subsidiary Sohu Era and variable interest entity Sohu Internet enjoy tax benefits which are available to “new technology enterprises”. The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an effective tax rate of 0% in 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. To be considered a “new technology enterprise” under current PRC law, a company must: (i) operate in the high-tech industry (which includes the Internet industry), (ii) be incorporated and operate in Beijing Zhongguancun Science Park, (iii) receive 60% of its revenue from high-tech products or services, and (iv) have at least 20% of its employees involved in technology development. New technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era and Sohu Internet did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, wireless, e-commerce services, and online games in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

The Company’s sales, purchase and expense transactions are generally denominated in Renminbi (or RMB) and a significant portion of the Company’s assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB by the Company’s subsidiaries in China may require certain supporting documentation in order to effect the remittance.

The wireless services of the Company are dependent on its cooperation with the major mobile network operators. In late July 2005, China Unicom Corporation Limited (or Unicom) sent notices to several of its major service providers (or SPs), including Sohu Internet. According to the notice to Sohu Internet on July 25, 2005, Unicom had received complaints from subscribers concerning the operation of Sohu Internet which may be in breach of certain provisions of the agreement with Unicom during the period from January 2005 to June 2005. Unicom will carry out an investigation of those complaints. In the meantime, Unicom will temporarily suspend settlement of services fees with Sohu Internet starting from the payment for the month of May 2005. Sohu Internet has subsequently carried out a preliminary self-examination of its wireless service procedures and considered itself to be in compliance with the major provisions of the agreement. The amount of receivable from Unicom as of June 30, 2005 was $864,000. Prior to obtaining the preliminary or final results of Unicom’s investigation, it remains uncertain as to whether the Company may be liable to any penalty and the Company is not in a position to determine the amount and nature of such penalty, if any. Accordingly, no provision was made for this contingency as of June 30, 2005. Potential penalties may include requiring double confirmations from subscribers, suspending certain services, suspending applications for new business, imposing a monetary penalty or terminating the agreement between Unicom and Sohu Internet.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R which revised SFAS No. 123, Accounting for Stock-Based Compensation and renamed it as Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Such cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The effective date of this statement is postponed to the first fiscal year beginning on or after June 15, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. The Company is evaluating the requirements of the transition methods and expects that the adoption of SFAS No. 123R will have a material impact on the results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

9. SUBSEQUENT EVENTS

On July 29, 2005, Beijing Sohu received a formal notice from China Mobile Communications Corporation (or CMCC), which had suspended Beijing Sohu’s multi-media messaging services (or MMS) for a one-year period beginning September 1, 2004, stating that such MMS services on CMCC’s nationwide network would be resumed commencing on August 1, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc., and, except where the context requires otherwise, our subsidiaries ChinaRen Inc. (or ChinaRen), Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Inc., Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), and our VIEs Beijing Sohu Online Network Information Services, Ltd., Beijing Century High Tech Investment Co., Ltd., Beijing Hengda Yitong Internet Technology Development Co., Ltd., Beijing Sohu Internet Information Service Co., Ltd., Beijing Goodfeel Information Technology Co., Ltd., Beijing Huohu Digital Technology Co., Ltd and Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading provider of comprehensive online products and services to consumers and businesses in China, through our comprehensive matrixes of web properties, consisting of the mass portal and leading online media destination www.sohu.com; www.sogou.com, one of the top search websites; the online alumni club www.chinaren.com; the games portal www.17173.com; www.focus.cn, one of the top real estate websites; the wireless services provider www.goodfeel.com.cn and www.go2map.com, one of the top mapping service websites. We offer our user community very broad choices regarding information, entertainment, communication, wireless and e-commerce. We derive revenues primarily through the sale of brand advertising, sponsored search, wireless, e-commerce and multiplayer online game services.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998 we re-launched our website under the domain name sohu.com and in September 1999 we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software and Go2Map Software and our VIEs, Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu and Tu Xing Tian Xia.

On May 31, 2005, we completed the acquisition of all of the outstanding capital stock of Go2Map Inc. and all of the registered share capital of Tu Xing Tian Xia, one of the leading online mapping services provider in China, for $9.3 million in cash and an additional amount, not to exceed $2.5 million, which will be paid over 2 years after the closing of the acquisition, subjected to the satisfaction and attainment of certain post closing operating and financial milestones of Go2Map. The Company considers the acquisition of Go2Map to have been made in the ordinary course of its business.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for wireless revenues and cost of revenues, accounting for e-commerce revenues, gross versus net basis of revenue recognition, allowance for doubtful accounts, valuation allowance against deferred tax assets, and assessment of impairment for goodwill and other intangible assets represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Advertising revenues include revenue from brand advertising and sponsored search services, after deducting the agent rebates and applicable business tax. Revenues from advertising barter transactions were not recognized.

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

Sponsorship contracts may include services similar to those in our brand advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on our websites, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight line basis over the contract period, provided we are meeting our obligations under the contract.

Pursuant to sponsored search contracts, which are normally for relatively low dollar amounts and are with small and medium size enterprises. Sponsored search services mainly include priority placements in our search directory, listing in our classified advertisements section and display of text-based links to the websites of our advertisers. We normally provide the priority placements services and listing in our classified advertisements section for a fixed fee over a period. Revenues of these services are normally recognized on a straight line basis over the service period of the contracts. Display of text-based links to our advertisers’ websites is charged on a cost per click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues of the text-based links services are recognized as the users click on the links. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Non-advertising revenues include revenue principally from wireless, e-commerce and game services and sales of software.

Wireless revenues are derived from providing short messaging services or SMS, Wireless Application Protocol or WAP, interactive voice response or IVR, multi-media messaging services or MMS, and Ring Back Tone or RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads, and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly owned foreign enterprises from providing Internet information and value added telecommunication services such as wireless, we rely on Beijing Sohu, Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu, Sohu Internet, or Goodfeel receives a statement from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering a monthly statement, each operator remits the wireless service fees, net of its service fees, for the month to Beijing Sohu, Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Beijing Sohu, Sohu Internet or Goodfeel with the monthly statement for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $535,000 (gross margin underestimate of $326,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non-advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records. For the three months ended June 30, 2005, 97% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

E-commerce revenues are earned primarily from sales of consumer products through Sohu’s websites. We rely on Beijing Sohu and Sohu Internet to conduct our e-commerce business to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing e-commerce services.

Prior to May 1, 2005, we made direct sales to customers (the “B2C model”). On May 1, 2005, we implemented an additional business model (the “n2N model”) mainly for health care products, cosmetics, gifts, apparel and accessories. Under the B2C model, we purchase products from suppliers, stock the goods in our warehouse and, upon receiving the orders from our customers through our website, arrange for delivery to our customers. Fulfillment is provided by delivery companies or through postal services. Under the B2C model, substantially all sales are done on a cash on delivery basis. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form. Under the B2C model, we record product sales net of the estimated amount of returns, and to date have estimated that the amount of product returns was not significant. Under the n2N model, suppliers list their products on our website, and receive orders directly from customers through the website. The suppliers have the right to set the prices for their products. We engage third party delivery companies to deliver products to and collect payment from customers. Substantially all sales are done on a cash on delivery basis. Under the n2N model, we earn a commission ranging from 10% to 15% of the transaction amount. Currently, we have over 36,000 consumer products listed on our website under the B2C model, consisting mainly of books and videos, and we have over 44,000 products listed on our website under the n2N model, consisting mainly of health care products, cosmetics, gifts, apparel and accessories.

Our management must determine whether to record revenue for our wireless and e-commerce business lines using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, principally whether Sohu is acting as the principal in offering services to the customer or whether Sohu is acting as an agent in the transaction. To the extent Sohu is acting as a principal in a transaction Sohu reports as revenue the payments received on a gross basis and reports as costs of revenue the amounts attributable to goods and services provided by mobile network operators and other vendors. To the extent Sohu is acting as an agent in a transaction, Sohu reports on a net basis reporting as revenue the payments received less commissions and other payments to third parties. The determination of whether Sohu is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

Based on our assessment, the majority of our wireless revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the wireless services. The content and nature of the wireless services are designed and developed by us (either independently or with third parties) and originate from our websites, our links located on third parties’ websites, or one of our dedicated phone numbers. The mobile network operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customer purchases the wireless content, community access or value added services, such as news, weather forecast, chatting, entertainment information, ring tone and logo downloads that Sohu provides. The end customer receives identical services from us regardless of which mobile network operator is used to deliver the message. In addition, we provide customer services to the end customers directly and we could be requested by the mobile network operators to assume the credit risk if the operators are not able to collect fees from the end customers. Sohu has determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile network operators set maximum prices that Sohu can charge and that the mobile network operators also have the right to set requirements and procedures associated with using their platform. However, Sohu has determined that the gross revenue reporting indicators are stronger, because Sohu is the primary obligor, adds value to the products, has inventory risk related to content and products, and has reasonable pricing latitude.

E-commerce revenues generated under the B2C model are recorded on a gross basis where Sohu is the primary obligor, where Sohu has general and physical inventory risk and where we can set prices without any involvement from the suppliers. For revenues generated under the n2N model, our e-commerce revenues are recorded on a net basis as Sohu is not the primary obligor. Instead, Sohu earns an agency commission, assumes no inventory risk and cannot set prices for the products.

To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues, less cost and expenses) flows through operating income. Accordingly, the impact on operating income is the same whether Sohu records the revenue on a gross or net basis.

Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $23.1 million, net of allowance for doubtful accounts of $1.6 million as of June 30, 2005. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

As of June 30, 2005, substantially all of our deferred tax assets are related to United States net operating losses. Because substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, we have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

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

As of June 30, 2005, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, marks and customer lists, we amortize the costs over their expected future economic lives. Management judgment is required in the assessment of the economic lives. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

As of June 30, 2005, we were not aware of any indication of impairment of our intangible assets.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

REVENUES

Total revenues were $25.9 million and $49.6 million for the three and six months ended June 30, 2005, respectively, as compared to $27.3 million and $53.2 million for the corresponding periods in 2004.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $17.0 million and $31.8 million, or 66% and 64% of total revenues for the three and six months ended June 30, 2005, respectively, as compared to $13.4 million and $24.4 million, or 49% and 46% of total revenues for the corresponding periods in 2004. For the three and six months ended June 30, 2005, advertising revenues consisted of revenues from brand advertising of $13.9 million and $26.0 million, and revenues from sponsored search of $3.1 million and $5.8 million, respectively. For the three and six months ended June 30, 2004, advertising revenues consisted of revenues from brand advertising of $11.0 million and $20.0 million, and revenues from sponsored search of $2.4 million and $4.4 million, respectively.

Brand advertising. Brand advertising increased by $2.9 million to $13.9 million for the three months ended June 30, 2005 and increased by $6.0 million to $26.0 million for the six months ended June 30, 2005 as compared to the corresponding periods in 2004. The increase of $2.9 million for the three months ended June 30, 2005 from the corresponding period in 2004 consisted of (i) a $6.3 million increase in revenues from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $2.1 million increase in revenues from the advertisers who advertised with us in the three months ended June 30, 2004 and who continued to do so in the three months ended June 30, 2005; and (iii) a $5.5 million decrease in revenues as a result of some of our advertisers who advertised with us in the three months ended June 30, 2004, not advertising on our websites in the three months ended June 30, 2005. The increase of $6.0 million for the six months ended June 30, 2005 from the corresponding period in 2004 consisted of (i) a $9.8 million increase in revenues from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $4.1 million increase in revenues from the advertisers who advertised with us in the six months ended June 30, 2004 and who continued to do so in the six months ended June 30, 2005; and (iii) a $7.9 million decrease in revenues as a result of some of our advertisers who advertised with us in the six months ended June 30, 2004, not advertising on our websites in the six months ended June 30, 2005. No single customer accounted for more than 10% of total advertising revenues for each of the three and six months ended June 30, 2005 and 2004. As of June 30, 2005 and June 30, 2004, we had $0.9 million and $1.2 million of deferred brand advertising revenues, respectively. We have not recorded any revenue from advertising barter transactions.

For the three and six months ended June 30, 2005, we had recorded brand advertising revenues of approximately $204,000 and $396,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com website. For the three and six months ended June 30, 2004, we recorded brand advertising revenues of approximately $168,000 and $350,000, respectively. Those advertising services are provided pursuant to a three-year advertising framework agreement expiring in November 2006. Fujian Tian Qing was the previous owner of 17173.com website prior to our acquisition of 17173.com.

We expect brand advertising revenue to increase modestly in the third quarter of 2005 as compared to the second quarter of 2005.

Sponsored search. Sponsored search services revenue increased by $0.7 million to $3.1 million for the three months end June 30, 2005 and increased by $1.4 million to $5.8 million for the six months ended June 30, 2005, as compared to the corresponding periods in 2004. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to the display of text-based links to the websites of our advertisers. We normally provide the priority placements services and the listing in our classified advertisement section for a fixed fee over a period. Display of text-based links to our advertisers’ websites is charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. For the three and six months ended June 30, 2005, the revenue from priority placement services and our classified advertisement section amounted to $2.4 million and $4.5 million, representing a 26% and a 23% increase, respectively, over the corresponding periods in 2004. The increase in revenue from priority placement services is mainly due to increase of the number of the customers who purchases more expensive placement positions. For the three and six months ended June 30, 2005, the revenues from text-based links amounted to $0.7 million and $1.3 million, representing 36% and 68% increase from the corresponding period of 2004, respectively. The increase of revenue from text-based links resulted from an increase in the number of sponsored links and a higher average price per click-through for selected keywords.

We expect sponsored search revenue to increase modestly in the third quarter of 2005 as compared to the second quarter of 2005.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless, e-commerce and other services.

Non-advertising revenues were $8.9 million and $17.8 million, or 34% and 36% of total revenues, for the three and six months ended June 30, 2005, respectively, as compared to $13.9 million and $28.8 million, or 51% and 54% of total revenues for the corresponding period in 2004. For the three and six months ended June 30, 2005, non-advertising revenues consisted of revenues from wireless of $6.4 million and $12.3 million, respectively, from e-commerce of $0.8 million and $2.1 million, respectively, and from other services of $1.7 million and $3.4 million, respectively. For the three and six months ended June 30, 2004, non-advertising revenues consisted of revenues from wireless of $11.3 million and $23.6 million, respectively, from e-commerce of $1.4 million and $2.7 million, respectively, and from other services of $1.2 million and $2.5 million, respectively.

Wireless. Our wireless revenues include SMS, WAP, IVR, MMS and RBT services. Our wireless services include news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message basis. For the six months ended June 30, 2005, we normally charged monthly fees ranging from $0.2 to $3.6 and per message fee ranging from approximately $0.006 to $0.423.

For the three months ended June 30, 2005, our wireless revenues decreased by $4.9 million to $6.4 million as compared to $11.3 million for the three months ended June 30, 2004, primarily due to a decrease of $5.5 million in SMS revenues and a decrease of $1.4 million in MMS revenues. This decrease was partially offset by an increase of $1.2 million in WAP revenues, and an increase of $0.8 million in revenues from other products, such as IVR and RBT. The decrease in SMS revenues resulted from tightened controls over billing procedures and practices by our mobile network operators and the decrease in MMS revenues resulted from the suspension of our MMS services by CMCC beginning on September 1, 2004. The increase in WAP revenues was the result of wider user acceptance of WAP services in China and the successful integration of Goodfeel, which we acquired on May 31, 2004. For the six months ended June 30, 2005, our wireless revenues decreased by $11.3 million to $12.3 million as compared to $23.6 million for the six months ended June 30, 2004, primarily due to a decrease of $13.8 million in SMS revenues and a decrease of $2.0 million in MMS revenues. This decrease was partially offset by an increase of $3.1 million in WAP revenues and an increase of $1.4 million in revenues from other products, such as IVR and RBT. The decrease in SMS revenues resulted from tightened controls over billing procedures and practices by our mobile network operators and the decrease in MMS revenues resulted from the suspension of our MMS services by CMCC beginning on September 1, 2004. The increase in WAP revenues was the result of wider user acceptance of WAP services in China and the successful integration of Goodfeel, which we acquired on May 31, 2004.

On July 29, 2005, Beijing Sohu received a formal notice from CMCC stating that MMS service on CMCC’s nationwide network would be resumed on August 1, 2005. As we will need to rebuild our MMS business after eleven months of suspension, we do not expect the resumption of MMS services to have a material impact on our results for the third quarter of 2005.

Without considering any further possible regulatory issues, we expect wireless revenues to be flat or up slightly in the third quarter of 2005.

E-commerce. E-commerce revenues are earned primarily from sales of consumer products through Sohu’s website. For the three months ended June 30, 2005, e-commerce revenue decreased by $0.6 million to $0.8 million compared to $1.4 million for the corresponding period in 2004. For the six months ended June 30, 2005, e-commerce revenue decreased by $0.6 million to $2.1 million compared to $2.7 million for the corresponding period of 2004. The decrease in e-commerce revenue for the three months ended and six months ended June 30, 2005, resulted primarily from our implementation of the n2N business model on May 1, 2005 mainly for certain products. Under the n2N model, suppliers list their products on our website, and receive orders directly from customers through our website. The suppliers have the right to set the prices for their products. Sohu earns a commission ranging from 10% to 15% on the transaction amount, and we recorded these revenues on a net basis.

We expect revenues from e-commerce to increase modestly in the third quarter of 2005.

Others. Our other services consist primarily of online gaming services, Internet access, design of websites and sale of software to third parties. On May 31, 2005, we completed the acquisition of Go2Map. We have included in revenues from sales of software and applications service provider (or ASP) services of $201,000 for the period from May 31, 2005 to June 30, 2005 related to Go2Map.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues were $8.4 million and $16.0 million for the three and six months ended June 30, 2005, respectively, as compared to $9.2 million and $17.9 million for the corresponding periods in 2004.

Advertising Cost of Revenues

Advertising cost of revenues increased by $0.9 million to $4.3 million for the three months ended June 30, 2005, as compared to the corresponding period in 2004, and increased by $1.6 million to $7.8 million for the six months ended June 30, 2005 as compared to the corresponding period in 2004.

Brand advertising. Brand advertising cost of revenues mainly includes personnel costs and personnel overhead, content purchases, payments to our business partners, depreciation and bandwidth costs. Brand advertising cost of revenues was $3.8 million and $7.1 million for the three and six months ended June 30, 2005, respectively, as compared to $3.1 million and $5.8 million for the corresponding periods in 2004. The increase of $707,000 for the three months ended June 30, 2005 from the corresponding period in 2004 consisted of a $377,000 increase in personnel expense, a $120,000 increase in payments to our business partners, a $111,000 increase in office and depreciation expense, a $59,000 increase of bandwidth costs, a $125,000 increase in traveling and entertainment expenses and other items, partially offset by a $85,000 decrease in content purchases. The increase of $1.3 million for the six months ended June 30, 2005 from the corresponding period in 2004 consisted of a $692,000 increase in personnel expense, a $137,000 increase in payments to our business partners, a $357,000 increase in office and depreciation expense, a $112,000 increase of bandwidth costs, a $157,000 increase in traveling and entertainment expenses and other items, partially offset by a $178,000 decrease in content purchases. Our brand advertising gross margin for the three and six months ended June 30, 2005 was 72% and 73%, respectively, as compared to 71% and 71% for the corresponding periods in 2004, respectively. Our brand advertising gross margins improved because most of our cost are the fixed costs, which do not increase at the same rate as revenue.

Sponsored search. Sponsored search cost of revenues consisted primarily of payments to our business partners. Sponsored search cost of revenues was $453,000 and $746,000 for the three and six months ended June 30, 2005, respectively, as compared to $244,000 and $372,000 for the corresponding three and six month periods in 2004. The increase in sponsored search cost of revenues resulted from an increase in map data collection cost and an increase in the effective revenue sharing ratio to websites alliances. Sponsored search cost of revenues does not include allocations of websites operating costs.

Non-advertising Cost of Revenues

Non-advertising cost of revenues were $4.2 million and $8.2 million for the three and six months ended June 30, 2005, respectively, as compared to $5.9 million and $11.7 million for the corresponding three and six month periods in 2004.

Wireless. Wireless cost of revenues decreased by $1.4 million to $2.8 million for the three months ended June 30, 2005, and decreased by $3.3 million to $5.0 million for the six months ended June 30, 2005, as compared to the corresponding three and six month periods in 2004. Wireless cost of revenues consists mainly of collection and wireless transmission charges paid to mobile network operators, expenses related to notices of penalties and complaints from CMCC subsidiaries based on allegations of the breach of certain provisions of agreements with the mobile network operators, and fees or royalties paid to third party content providers for services and content associated with our wireless services. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.0024 to $0.01 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 50% of total fees collected by mobile network operators from mobile phone users and paid to us. Content costs are insignificant as compared to collection and transmission charges. Wireless cost of revenues does not include allocations for website operating costs. Our wireless gross margin was 56% and 60% for the three and six months ended June 30, 2005, respectively, as compared to 63% and 65% for the corresponding periods in 2004. Wireless gross margin decreased primarily due to Unicom’s increasing, effective April 1, 2005, from 10% to 20% the share of our SMS revenue that it retains as a service fee, and, effective June 1, 2005 charging additional services fees for its marketing services. Accordingly, we expect wireless gross margins to decrease slightly in the coming quarters.

E-commerce. E-commerce cost of revenues was $0.8 million and $2.0 million for the three and six months ended June 30, 2005, respectively, as compared to $1.3 million and $2.6 million for the corresponding three and six month periods in 2004. E-commerce cost of revenues consists mainly of the purchase price of consumer products sold and inbound and outbound shipping charges. E-commerce cost of revenues does not include allocations for website operating costs. Our e-commerce gross margin was 7% and 4% for the three and six months ended June 30, 2005, respectively, as compared to 2% in each of the corresponding three and six month periods in 2004. The increase in gross margin resulted from our implementation of the n2N business model for certain products from May 2005. For the n2N business model, where Sohu acts as an agent instead of the primary obligor, we record revenue on a net basis.

Others. Cost of revenues for other services, consisting mainly of payments to game developers, was $594,000 and $1.2 million for the three and six months ended June 30, 2005, respectively, as compared to $386,000 and $754,000 for the corresponding three and six month periods in 2004. Following the acquisition of Go2Map, cost of other revenues also includes the cost of sales of software and the provision of ASP services.

Product Development Expenses

Product development expenses increased by $1.5 million to $3.6 million for the three months ended June 30, 2005 and increased by $2.7 million to $6.7 million for the six months ended June 30, 2005, as compared to the corresponding three and six month periods in 2004. The increase for the three months ended June 30, 2005 from corresponding period in 2004 was primarily due to a $808,000 increase in personnel expense for additional employees, a $250,000 increase in content and license expenses, a $348,000 increase in office and depreciation expenses, and a $96,000 increase in other items. The increase for the six months ended June 30, 2005 from corresponding period in 2004 was primarily due to a $1.5 million increase in personnel expense for additional employees, a $800,000 increase in office and depreciation expenses, a $235,000 increase in content and license expenses, and a $165,000 increase in other items.

Sales and Marketing Expenses

Sales and marketing expenses increased by $8,000 to $4.3 million for the three months ended June 30, 2005 and increased by $1.6 million to $9.0 million for the six months ended June 30, 2005, as compared to the corresponding three and six month periods in 2004. The increase for the three months ended June 30, 2005 was primarily due to a $402,000 increase in personnel expense due to increase in headcount and increases in bonus and commissions, a $23,000 increase in advertising and promotion expense, offset by a $296,000 decrease in bad debt expense, a $11,000 decrease in traveling and entertainment expenses, and a $110,000 decrease in other items. The increase for the six months ended June 30, 2005 was primarily due to a $1.0 million increase in personnel expense due to increase in headcount and increases in bonuses and commissions, a $386,000 increase in bad debt expense, a $188,000 increase in advertising and promotion expense, and a $35,000 increase in other items.

General and Administrative Expenses

General and administrative expenses increased by $647,000 to $2.4 million for the three months ended June 30, 2005 and increase by $1.5 million to $4.8 million for the six months ended June 30, 2005, as compared to the corresponding three and six month periods in 2004. The increase for the three months ended June 30, 2005 was primarily due to a $294,000 increase in professional fees incurred primarily as a result of compliance work for 2005 in connection with Section 404 of the Sarbanes-Oxley Act of 2002, a $178,000 increase in personnel expense, a $138,000 increase in office and depreciation expenses, and a $37,000 increase in traveling and entertainment expenses. The increase for the six months ended June 30, 2005 was primarily due to a $710,000 increase in professional fees incurred primarily as a result of compliance work for 2005 in connection with Section 404 of the Sarbanes-Oxley Act of 2002, a $237,000 increase in personnel expense, a $390,000 increase in office and depreciation expenses, and a $150,000 increase in traveling and entertainment expenses.

Amortization of Intangibles

Amortization of intangibles of $474,000 and $930,000 for the three and six months ended June 30, 2005, respectively, was related to the acquisitions of 17173.com, Focus.cn, Goodfeel and Go2Map. Amortization of intangibles of $360,000 and $537,000 for the three and six months ended June 30, 2004, respectively, was related to the acquisitions of 17173.com, Focus.cn, and Goodfeel.

Operating Profit

As a result of the foregoing, our operating profit decreased by $2.9 million to $6.7 million for the three months ended June 30, 2005, and decreased by $8.0 million to $12.1 million for the six months ended June 30, 2005, as compared to the corresponding three and six month periods in 2004. The operating profit for the three and six months ended June 30, 2005 includes $0 and $2,000, respectively, for stock-based compensation expense recorded on the grant of certain stock options, which amounts are being amortized over the vesting period of the options, ranging from one to four years. The operating profit for the three and six months ended June 30, 2004 includes $7,000 and $12,000, respectively, for stock-based compensation expense recorded on the grant of certain stock options.

Other Expense

For the three months ended June 30, 2005 and 2004, other expense was $102,000 and $196,000, respectively, which mainly consisted $187,000 and $202,000, respectively, of amortization of the offering cost of our zero coupon convertible senior notes issued in July 2003 and losses on disposal of fixed assets, offset by government awards and shares of profits from our investment in our associate. For the six months ended June 30, 2005 and 2004, other expense was $350,000 and $404,000, respectively, which mainly consisted $374,000 and $400,000, respectively, of amortization of the offering costs of our zero coupon convertible senior notes and losses on disposal of fixed assets, offset by government awards and shares of profits from our investment in our associate.

Interest Income

For the three and six months ended June 30, 2005, interest income was $555,000 and $1.1 million, as compared to $578,000 and $1.2 million for the three and six months ended June 30, 2004. The decrease was mainly due to a decreased in our average cash balance and marketable debt securities.

Income Tax Expense

For the three and six months ended June 30, 2005, income tax expense was $50,000 and $112,000, as compared to $70,000 and $124,000 for the three and six months ended June 30, 2004.

Effective from the fourth quarter of 2003, most of our income is earned in China by Sohu Era and Sohu Internet, which, as new technology enterprises, are exempted from income tax for the years ended December 31, 2003, 2004 and 2005, are subject to a 7.5% tax rate for the years ending December 31, 2006, 2007 and 2008, and are subject to a 15% tax rate for each year thereafter. If Sohu Era and Sohu Internet do not continue to meet the definition of a new technology enterprise or there are changes in the taxation policies of the PRC government, their income would be subject to taxation at the rate of 33%.

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

Net Income

As a result of the foregoing, we had net income of $7.1 million and $12.8 million for the three and six months ended June 30, 2005, as compared to net income of $9.9 million and $20.8 million for the three and six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities and convertible notes, and cash provided by operations. From inception through June 30, 2005, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes. As of June 30, 2005, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $124.8 million as compared to $141.3 million as of December 31, 2004.

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

In summary, our cash flows were (in thousands):

	Six months ended June 30,
	2005	2004
Net cash provided by operating activities	$11,527	$24,071
Net cash used in investing activities	(12,838)	(13,440)
Net cash used in financing activities	(11,955)	(15,157)

Net decrease in cash and cash equivalents	(13,266)	(4,526)
Cash and cash equivalents at beginning of period	122,384	99,109

Cash and cash equivalents at end of period	$109,118	$94,583

For the six months ended June 30, 2005, net cash provided by operating activities was $11.5 million, and was primarily attributable to our net income of $12.8 million, depreciation and amortization of $4.1 million, and provision for allowance for doubtful accounts of $640,000, which were offset by net changes in current assets and liabilities of $6.2 million. For the six months ended June 30, 2004, net cash provided by operating activities was approximately $24.1 million, and was primarily attributable to our net income of $20.8 million, depreciation and amortization of $3.3 million, and $415,000 of other adjustments for non-cash activities, offset by net changes in current assets and liabilities of $448,000.

For the six months ended June 30, 2005, net cash used in investing activities was $12.8 million, and was primarily attributable to $9.8 million in cash used in connection with acquisition of Go2Map and $5.8 million in cash used to acquire fixed assets and other assets, which amount was partially offset by $3.1 million received as a result of the maturities of marketable debt securities. For the six months ended June 30, 2004, net cash used in investing activities was $13.4 million, and was primarily attributable to $16.9 million used in the acquisition of Goodfeel, and $3.7 million used to acquire fixed assets and other assets, offset by cash received from matured marketable debts of $7.2 million.

For the six months ended June 30, 2005, net cash used in financing activities was $12.0 million, and was primarily attributable to $13.8 million used for the repurchase of our common stock. This amount was partially offset by $1.9 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan. For the six months ended June 30, 2004, net cash used in financing activities was $15.2 million, and was attributable to $17.8 million of repurchases of one million shares of our common stock offset by $2.6 million of proceeds from the issuance of common stock upon the exercise of options granted under our stock incentive plan.

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

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. We may incur substantial net losses in the future due to the relative high risk associated with our revenue and the high level of planned operating and capital expenditures, including sales and marketing costs, personnel hires, and product development. Although we recorded net profits varying from $112,000 to $11.6 million from the quarter ended September 30, 2002 through the quarter ended June 30, 2005, we may not sustain profitability.

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

We began offering products and services under the www.sohu.com website in February 1998. Accordingly, we have a limited operating history upon which investors can evaluate our business. In addition, our senior management and employees have worked together at our company for only a relatively short period of time. As an early stage company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	increase the revenues derived from our fee-based services and products we offered online;

•	build our wireless, online game and e-commerce businesses successfully;

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer;

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings; and

•	attract and retain qualified personnel.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on mobile network operators for our wireless revenues, the fact that the Chinese Internet industry is in an early stage of development and we are unsure if it will continue to grow or at what rate it will grow, and the fact that we are subject to government regulations that may change at any time with or without notice. We rely on mobile network operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our revenues could be reduced significantly. For example, CMCC has barred us from using its network to provide MMS services for a certain period of time.

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

There are many companies that provide or may provide websites and online destinations targeted at Internet users in China. In addition, since we continue to expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wider range of different online services. Our major competitors in China include (i) U.S. listed and China based companies, such as Sina, Netease, Shanda, The9, Tom Online, Kongzhong, Linktone, Hurray and Baidu; (ii) Hong Kong listed companies such as Tencent; (iii) major United States Internet companies, such as Yahoo, Google and MSN and (iv) other China based Internet companies. These competitors may also improve or enhance their positions in the PRC Internet market through mergers and acquisitions. In addition, we may face competition from existing or new domestic PRC Internet companies. These competitors may have certain advantages over us, including:

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

We may not be able to compete successfully against our current or future competitors. We may not be able to launch new forms of advertisements as quickly and effectively as our competitors do, because of our inability to access new technologies, innovations or contents, or delays in obtaining any required new licenses. Moreover, in order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance our capabilities. If we are unable to maintain or expand our customer and user base in the future, our revenues may decline. In addition, our recent acquisition of Go2Map could expose our business to greater competition in the area of search and online mapping services.

We depend on online advertising for a significant portion of our revenues.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our websites. Advertising revenues represented approximately 66% and 49% of our total revenues for the quarter ended June 30, 2005 and 2004, respectively. For the quarter ended June 30, 2005, our five largest advertisers accounted for approximately 11% of our total advertising revenues. For the quarter ended June 30, 2004, our five largest advertisers accounted for approximately 8% of our total advertising revenues.

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

Our ability to generate and maintain significant online advertising revenues could suffer if any of the real estate, information technology, automobile, online gaming, internet or other major industries does not develop as anticipated.

Our online advertising customers are mainly from several industries in the PRC, namely real estate, information technology, automobile, online gaming, and internet. Brand advertising revenues from these industries accounted for more than 60% of our brand advertising revenues for the quarter ended June 30, 2005. Due to our heavy reliance on advertisers from these industries for online advertising revenues, any downturn in the general economy or in these industries or any regulatory change in these industries may lead to a decline of advertising spending of our customers, and therefore our online advertising revenues may be negatively impacted.

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

We derive a significant portion of our revenues from wireless services. We derived our wireless revenues in prior periods from providing to mobile phone users SMS, WAP, IVR, MMS and RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other mobile related products provided to mobile phone users. For the three months ended June 30, 2005 and 2004, wireless revenues represented approximately 25% and 42%, respectively, of our total revenues. Wireless revenues decreased in prior periods. Wireless revenues may decrease further in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Revenues from new wireless services such as WAP, RBT and IVR may not continue to grow significantly and become a significant portion of our total wireless revenues;

•	Competitors, including mobile network operators, may launch competing or better products than ours at any time;

•	There are limited barriers to entry to the wireless services sector;

•	Changes in government policy could restrict or curtail the services which we provide;

•	Changes in the billing practices or billing and operation policies of mobile network operators, such as CMCC and its subsidiaries, Unicom and its subsidiaries, China Telecom and its subsidiaries, China Netcom and its subsidiaries, on whom we rely for service delivery and fee collection, could have a material impact on our wireless revenue. For example, we have been required by certain CMCC subsidiaries to reduce the maximum SMS fees that we charge on mobile phone users and it is possible that other CMCC subsidiaries may require us to reduce fees in the future, which could affect our SMS revenues. Further, because of our limited bargain power, Unicom has required us to reduce our revenue sharing percentage from 90% to 80%, effective April 1, 2005, which led to a decrease in our wireless gross margin. We believe these changes may be a signal of future revenues sharing adjustments by other mobile network operators, including CMCC, Unicom and their various subsidiaries. In the event of such an adjustment, we expect our wireless gross margin could drop further. In addition, there can be no assurances that Unicom will not make any further adjustments to our revenue sharing arrangement.

•	Mobile network operators may impose penalties on wireless service providers, for violating certain operating policies relating to the provision of wireless services. From September 1, 2004 to July 31, 2005, CMCC suspended our MMS services. On July 7, 2005, we received from China Telecom a penalty notice, under which, we were suspended from access to new products applications for SMS services for a period of six months beginning on July 2005. In late July 2005, Unicom sent notices to several of its major SPs, including Sohu Internet. According to the notice to Sohu Internet on July 25, 2005, Unicom had received complaints from subscribers concerning the operation of Sohu Internet which may be in breach of certain provisions of the agreement with Unicom during the period from January 2005 to June 2005. Unicom will carry out an investigation of those complaints. In the meantime, Unicom will temporarily suspend settlement of services fees with Sohu Internet starting from the payment for the month of May 2005. Sohu Internet has subsequently carried out a preliminary self-examination of its wireless service procedures and considered itself to be in compliance with the major provisions of the agreement. The amount of receivable from Unicom as of June 30, 2005 was $864,000. Prior to obtaining the preliminary or final results of Unicom’s investigation, it remains uncertain as to whether the Company may be liable to any penalty and the Company is not in a position to determine the amount and nature of such penalty, if any. Potential penalties may include requiring double confirmations from subscribers, suspending certain services, suspending applications for new business, imposing a monetary penalty or terminating the agreement between Unicom and Sohu Internet. In addition, there is no guarantee that we will not be subject to similar, or more severe, penalties from Unicom or other mobile network operators in the future. If we are subject to more severe penalties in the future, our wireless business might be significantly impaired and our wireless revenues might be adversely affected.

•	Mobile network operators, including CMCC, Unicom and their various subsidiaries, may require double confirmation from subscription based users for all wireless services, including but not limited to WAP, SMS, MMS, IVR and etc. For example, effective April 1, 2005, CMCC tightened its controls over billing procedures and practices on WAP service by requiring re-confirmation from subscription-based users. We expect this change to have an adverse impact on WAP revenue.

•	Our cooperation agreements with mobile network operators are normally for a period of one year or less. We usually renew these agreements or enter into new ones when the prior agreements expire. However, in some cases, such renewal or signing might be delayed for several months. Upon entering or renewing the agreements, the new or renewed agreements could be changed in a way that would be unfavorable to us because of our limited bargain power.

•	We may enter into cooperation agreements with mobile network operators, such as CMCC, Unicom and their various subsidiaries, on terms that are not favorable to us since we have limited bargaining power to negotiate contract terms. In addition, mobile network operators may unilaterally revise their agreement at any time. As a result of such contract terms, we could be easily found in breach of our agreement with an operator and could be subject to fines.

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

Our wireless services depend mainly on the cooperation of CMCC and its subsidiaries and Unicom and its subsidiaries. We rely on CMCC and Unicom in the following ways:

•	we use CMCC’s and Unicom’s network and gateway to provide wireless services;

•	we use and rely on CMCC’s and Unicom’s billing systems to charge our subscribers through the subscriber’s mobile phone bill;

•	we rely on CMCC’s and Unicom’s collection proxy services to collect payments from subscribers; and

•	we rely on CMCC’s and Unicom’s infrastructure to further develop our wireless services.

We have established cooperation arrangements with CMCC and Unicom and their subsidiaries. These contracts are typically renewed on an annual basis. Under the agreements with CMCC and its subsidiaries, CMCC generally retains 15% of the fees we charge for SMS services provided to our users via their platform. In addition, CMCC deducts gateway fees from our portion of the SMS service fees. The amount of such gateway fee is charged on a per message basis, varies for different products and is dependent upon message volume or our ranking among all wireless service providers using the same operators. Under the agreements with Unicom and its subsidiaries, Unicom generally retains 20% of the fees we charge for SMS services provided to our users via their platform. Unicom also deducts gateway fees for SMS service fees, the amount of which is normally charged on a per message basis.

We face significant risks with respect to our arrangements with CMCC and Unicom, such as the following, which could adversely affect our wireless revenues:

•	We provide wireless services through our website and record the delivery of the service in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate”, which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 89% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. Based on recent communications with an operator, certain subsidiaries of the operator are considering increasing their service fees.

•	We rely on the operators to collect on our behalf the wireless service fees which they have billed to our mobile customers. If an operator refuses to pay us or limits the amount of wireless service fees which can be billed in a month, our revenues could be adversely affected. We also are required to follow the operators’ guidance in setting up wireless service fees. If an operator requires us to reduce the wireless service fees charged to mobile customers, our revenue could decrease significantly. In late July 2005, Unicom sent notices to several of its major SPs, including Sohu Internet. According to the notice to Sohu Internet on July 25, 2005, Unicom had received complaints from subscribers concerning the operation of Sohu Internet which may be in breach of certain provisions of the agreement with Unicom during the period from January 2005 to June 2005. Unicom will carry out an investigation of those complaints. In the meantime, Unicom will temporarily suspend settlement of services fees with Sohu Internet starting from the payment for the month of May 2005. Sohu Internet has subsequently carried out a preliminary self-examination of its wireless service procedures and considered itself to be in compliance with the major provisions of the agreement. The amount of receivable from Unicom as of June 30, 2005 was $864,000. Prior to obtaining the preliminary or final results of Unicom’s investigation, it remains uncertain as to whether the Company may be liable to any penalty and the Company is not in a position to determine the amount and nature of such penalty, if any. Potential penalties may include requiring double confirmations from subscribers, suspending certain services, suspending applications for new business, imposing a monetary penalty or terminating the agreement between Unicom and Sohu Internet.

•	An operator could launch competing services at any time and could work directly with content providers so that SPs’ abilities to diversify their products might be limited. For example, during the second quarter of 2005, CMCC has redesigned its home page on the Monternet browsers to launch its own music channel which could reduce our traffic. As a result, the growth of our WAP revenues was lower than we expected.

•	An operator’s refusal to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our wireless services. For example, CMCC suspended our MMS services from September 1, 2004 to July 31, 2005, based on allegations that Beijing Sohu breached certain provisions of its agreement with a CMCC subsidiary.

•	We may be required to continuously cancel the subscriptions to our wireless services from inactive users who have subscribed our wireless products, but have not accessed to them for a certain period of time. Because of such cancellations, the number of the users might be reduced and therefore our wireless revenues might be impaired.

•	CMCC set up rules for ranking of WAP SPs on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time and may revise its webpage design that could affect the SPs adversely.

•	If CMCC or Unicom were unwilling to cooperate with us, we would not be able to find substitute partners.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our wireless revenues would be adversely affected.

•	CMCC and Unicom have both recently changed their operating rules and may make further changes at any time. Such recent or any future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreement with CMCC or Unicom under new billing rules or revised operation procedures, or having our service discontinued with or without notice. Changes in these operating regulations could also have a material impact on our revenue. For example, in July 2003, CMCC disallowed us from using third party websites which do not have Internet content provider licenses, or website union, to promote our wireless products.

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

We have invested and intend to invest further in our online game and e-commerce (online shopping) businesses. Online games are currently one of the fastest growing online services in the PRC. To date, we have been licensed to operate two online games, namely Knight Online and Blade Online. The online shopping market is small and unproven in the PRC. We face intense competition in these areas, as some of our competitors have entered these markets ahead of us and have achieved significant market positions and more specialization than us. In addition, our business might be significantly affected if there are any changes in the PRC laws or regulations in relation to these businesses. For example, the PRC government may issue a new law to implement restrictions on the online games industry to limit the amount of time that the players may spend online. If the restriction is promulgated, our online game business may be severely impacted and our revenues from online games may be adversely affected. We may not succeed in these markets despite our investment of time and funds. If we fail to achieve a significant market position, we will fail to realize our anticipated returns on these investments. Moreover, if our competitors succeed in achieving a significant market position, our financial performance and share price could suffer.

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

We completed the acquisitions of 17173.com and Focus.cn in November 2003, the acquisition of Goodfeel in May 2004, and the acquisition of Go2Map in May 2005. As a result of these acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of 17173.com, Focus.cn, Goodfeel and Go2Map. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased advertising, wireless and search revenues. In addition, we might be required to obtain additional licenses or approvals from relevant government authorities based on the application laws and regulations and might incur additional costs and expenses in obtaining any such licenses and approvals.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of June 30, 2005, our goodwill and amortizable intangible assets arising from acquisitions were $58 million.

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

Our wireless revenues depend on mobile network operators for message delivery and payment collection. If we were unable to continue this arrangement, our wireless services would be severely disrupted. In addition, since we have limited bargain power with mobile network operators, they may increase the charges that we pay them at any time, and any such increases would reduce our revenues and profitability.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, chief executive officer and a major shareholder of our company and the founder and president of Beijing Sohu, Sohu Internet, and High Century. We rely on his expertise in our business operations and on his personal relationships with some of our principal shareholders, the relevant regulatory authorities, our customers and suppliers. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. Victor Koo, our President and Chief Operating Officer, left Sohu effective March 31, 2005. Our business might be adversely affected by the transition of Mr. Koo’s operational responsibilities to the team of executives which have taken them over. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We recently moved our Beijing head office to Beijing Zhongguancun Science Park. This move may adversely affect our business in a number of ways, including the following:

•	Our previous office was located in the mid-eastern part of Beijing, which is a well-developed business district and attracts many well-known international companies. Our new office is in the northwestern part of Beijing, which is a newly-developed area and lacks abundant business facilities. This may cause inconvenience to our business associates when they visit Sohu.

•	Because (i) the new office is located in a relatively remote area, especially when compared to the area where our previous office was located, and (ii) many employees have purchased real estate near our previous office, a significant number of our employees may leave Sohu.

•	We may lose some business and our revenue may be affected as a result of the change in address and telephone number caused by the office move.

We will not be able to attract visitors, advertisers, wireless, e-commerce and online game customers if we do not maintain and develop the Sohu brand and Sogou brand.

Maintaining and further developing our brands are critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, wireless, e-commerce and online game customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers, wireless and e-commerce customers.

Our failure to keep up with rapid technology changes may severely affects our future success.

The Internet industry undergoes rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media messaging services, wireless games, wireless downloads and other applications. We need to adapt to and support these services to be successful. If we fail to do so, we may lose our market share and our profitability may suffer. In addition, the online game industry is also evolving rapidly. We need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs and our growth may be adversely affected if new technologies render our online games less attractive to users.

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

We have signed Bandwidth Provision and Server Hosting Agreements with China Netcom and China Telecom. Under these agreements, we established two main service provision centers to maintain most of our servers in Beijing. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

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

We conduct our Internet and value added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, and VIEs Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel and Tu Xing Tian Xia. We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC and Sohu Era, is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, e-commerce and certain other industries, our VIEs are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu, rather than by Sohu.

The PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. In addition, new PRC Internet and foreign exchange laws and regulations were recently adopted. Accordingly, it is possible that the PRC government may ultimately take a view contrary to ours.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s, Sohu Internet’s, Goodfeel’s or Tu Xing Tian Xia’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s, Sohu Internet’s, Goodfeel’s and Tu Xing Tian Xia’s current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us, Beijing ITC, Sohu Era, Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel or Tu Xing Tian Xia.

If we, Beijing ITC, Sohu Era, Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel and Tu Xing Tian Xia were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s, Sohu Internet’s, Goodfeel’s or Tu Xing Tian Xia’s income;

•	revoking our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Hengda’s, High Century’s, Sohu Internet’s, Goodfeel’s or Tu Xing Tian Xia’s business licenses;

•	shutting down our, Beijing ITC’s, Sohu Era’s, Beijing Sohu’s, Sohu Internet’s, Goodfeel’s or Tu Xing Tian Xia’s servers and/or blocking our websites;

•	requiring us, Beijing ITC, Sohu Era, Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel and Tu Xing Tian Xia to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, Sohu Era, Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel and Tu Xing Tian Xia to discontinue any portion or all of its Internet and value added telecommunication businesses.

We may rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants.

We are a holding company with no operating assets other than investments in Chinese operating entities, including Beijing ITC, Sohu Era, Sohu Software and Go2Map Software, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our variable interest entities, Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu and Tu Xing Tian Xia. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, Sohu Software and Go2Map Software incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s, Sohu Software and Go2Map Software ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, Sohu Software and Go2Map Software only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era Sohu Software and Go2Map Software are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with Beijing Sohu, High Century, Hengda, Huohu, or Goodfeel.

As of June 30, 2005, Sohu had provided long-term loans of $7.2 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu, which is owned 80% by Dr. Zhang and 20% by High Century, High Century, which is owned 80% by Dr. Zhang and 20% by certain of our employees, Hengda, which is owned by two of our employees, and Huohu, which is owned 75% by Sohu Era and 25% by certain of our employees. Beijing Sohu, High Century and Hengda are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. In addition, in May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, we loaned $1,208,000 to two employees of the company to purchase the interests in Goodfeel from High Century and Sohu Internet. In November 2004, we loaned $1,208,000 to another two employees of the company to purchase the interests in Hengda from the original shareholders.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of Goodfeel, High Century, Hengda, Beijing Sohu, or Huohu to us, (ii) the shares of Goodfeel, High Century, Hengda, Beijing Sohu, or Huohu cannot be transferred without our approval, and (iii) we have the right to appoint all directors and senior management personnel of Goodfeel, High Century, Hengda, Beijing Sohu, and Huohu. Dr. Zhang and the other employee borrowers have pledged all of their shares in Goodfeel, High Century, Hengda, Beijing Sohu, and Huohu as collateral for the loans and the loans bear no interest and are due on demand after October 2006, in the case of Goodfeel, after November 2003, in the case of High Century, the earlier of a demand or 2010, in the case of Beijing Sohu, after November 3, 2006, in the case of Hengda, and in the case of Huohu, or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of Goodfeel, High Century, Hengda, Beijing Sohu and Huohu, which is uncertain.

Furthermore, because of uncertainty associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over Goodfeel, High Century, Hengda, Beijing Sohu and Huohu.

We depend upon contractual arrangements with Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel and Tu Xing Tian Xia for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and because we are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel and Tu Xing Tian Xia in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu and Sohu Internet could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel and/or Tu Xing Tian Xia fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

Dr. Zhang, our chief executive officer and a major shareholder of our company, is also the direct and indirectly majority shareholder of Beijing Sohu, High Century, Sohu Internet and Tu Xing Tian Xia. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arises with him.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, we could be subject to severe penalties.

The PRC has enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information, online advertising and value added telecommunication services. In addition, the PRC may promulgate new laws, rules or regulations at any time. If these current or future laws, rules or regulations regarding Internet-related activities, are interpreted to be inconsistent with our ownership structure and/or our business operations, our business will be severely impaired and we could be subject to severe penalties as discussed above. In addition, we may be required to apply for a new license or new qualification, or transfer from an old type of license to a new type of license at any time as a result of the requirements of newly promulgated laws or new regulations. From the promulgation of such requirement to the final issuance of the license or qualification, there might be a long pending period. Although the issuance of the new license will finally trace back to the date when filing such application, we may held liable for operating without proper license and may be fined for the operation during the application period.

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

Our operations may not be consistent with these new regulations when put into effect and, as a result, we may be subject to severe penalties as discussed above.

We may not be able to collect payments of our wireless fees if the PRC government determines that our existing ownership structure does not comply with PRC laws, rules or regulations.

As discussed above, the PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. It is possible that the PRC government will ultimately contrary to ours. If the PRC government were to take a contrary view, we might not be able to collect payments of our wireless fees, which we receive from Beijing Sohu, Sohu Internet and Goodfeel, which in turn collect the fees from mobile network operators.

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

Furthermore, we are required to delete content that clearly violates the laws of the PRC and report content that we suspect may violate PRC law. We may have difficulty determining the type of content that may result in liability for us and, if we are wrong, we may be prevented from operating our websites.

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to “Sohu.com”, “17173”, “Focus.cn”, “Goodfeel”, “Sogou” and “Go2Map”.

We have applied for the registration of our key marks in the PRC, including but not limited to “Sohu.com”, “17173”, “Focus.cn”, “Goodfeel”, “Sogou” and “Go2Map”, so as to establish and protect our exclusive rights to the marks. However, we have succeeded in registering the marks “Sohu.com”, “Focus.cn” and “Go2Map” in the PRC under certain classes. The applications for the registration of the other marks or some marks under other classes are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to the Trademark Office of PRC’s determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

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

We cannot be certain that our products and services do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question.

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

We could be exposed to liability for the selection of listings that may be accessible through our websites or through content and materials that our visitors may post in classifieds, message boards, chat rooms or other interactive services. If any information provided through our services contains errors, third parties may make claims against us for losses incurred in reliance on the information. We also offer Web-based e-mail and subscription services, which exposes us to potential liabilities or claims resulting from:

•	unsolicited e-mail;

•	lost or misdirected messages;

•	illegal or fraudulent use of e-mail; or

•	interruptions or delays in e-mail service.

Investigating and defending any such claims may be expensive, even if they do not result in liability.

Regulation and censorship of information distribution in China may adversely affect our business.

China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MII has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases a website operator may have difficulty determining the type of content that may subject it to liability.

Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local Internet service provider to block any website maintained outside China at its sole discretion. If the PRC government were to take action to limit or eliminate the distribution of information through our portal or to limit or regulate current or future applications available to users of our portal, our business would be adversely affected.

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Under the applicable regulations, we may be held liable for any content transmitted on our portal. Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it. Moreover, if we consider transmitted content suspicious, we are required to report such content. We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, we may be shut down. In addition, under recently adopted regulations, Internet companies which provide bulletin board systems, chat rooms or similar services, such as our company, must apply for the approval of the State Secrecy Bureau. As the implementing rules of these new regulations have not been issued, however, we do not know how or when we will be expected to comply, or how our business will be affected by the application of these regulations.

Political and economic policies of the PRC government could affect our business.

All of our business, operating assets and/or fixed assets, and operations are located in China and all of our revenues are derived from our operations in China. Accordingly, our business may be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

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

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedent value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Beijing ITC and Sohu Era, are wholly owned foreign enterprises, or WOFEs, which are enterprises incorporated in mainland China and wholly-owned by our indirect subsidiary, Sohu Hong Kong. Beijing ITC and Sohu Era are subject to laws and regulations applicable to foreign investment in mainland China. In addition, our China-based subsidiaries and all of the VIEs are subject to all applicable Chinese laws and regulation. These laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to the imposition of penalties on us if the relevant authority interprets these laws, regulations and legal requirements differently from us. For example, according to current tax laws and regulations, we are required to pay business tax, but may be entitled to a business tax exemption in accordance with relevant tax regulations on a self-filing basis. Certain preferential treatments applicable to us may be subject to different interpretations under the relevant tax laws and regulations. We may therefore be found in violation of tax laws and regulations with regard to the scope of taxable services and the tax rate. As a result, the relevant tax authority may impose penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

For these tax benefits to no longer be available, there would need to be a change in governmental policy or the governmental regulations concerning requirements necessary to be deemed a new technology enterprise, or we would have to be unable to meet the existing new technology enterprise requirements. If Sohu Era and Sohu Internet did not meet the requirements of a new technology enterprise, we may be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in our after-tax income.

Our subsidiaries and VIEs in China are subject to restrictions on paying dividends or making other payments to us.

We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our Chinese subsidiaries and VIEs. As a result, we depend on dividend payments from our subsidiaries in China after they receive payments from our VIEs under various services and other arrangements. It is possible that our Chinese subsidiaries will not continue to receive the payments in accordance with our contracts with our VIEs. To the extent that the VIEs have undistributed after tax net income, we must pay tax on behalf of our employees who hold interests in the VIEs when the VIEs distribute dividends in the future. The current dividend tax rate is 20%. In addition, under PRC law, our subsidiaries are only allowed to pay dividends to us out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Moreover, our Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

The PRC government also imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. If we or any of our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to effectively finance our operations or pay dividends on our shares.

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

We may suffer currency exchange risks if the Renminbi fluctuates relative to the U.S. Dollar.

Our reporting currency is the U.S. Dollar. However, substantially all of revenues are denominated in Renminbi. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The Renminbi is no longer pegged to the U.S. Dollar, and the exchange rate will be subject to a certain degree of fluctuation. As a result of the floating exchange rate regime, if the Renminbi fluctuates relative to the U.S. Dollar, our revenues as expressed in our financial statements will also fluctuate in value since our reporting currency is the U.S. Dollar. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange gains or losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2003, the trading price of our common stock ranged from a low of $6.10 per share to a high of $43.40 per share, and during 2004 and six months ended June 30, 2005, the trading price of our common stock ranged from a low of $13.56 per share to a high of $40.15 per share. On July 29, 2005, the closing price of our common stock was $18.18 per share.

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

In July 2003, we issued $90 million aggregate principal amount of zero coupon convertible senior notes due July 2023. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. We may also be required to repurchase all of the notes following a fundamental change of Sohu, such as a change of control, prior to maturity. We may not have enough cash on hand or have the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in a reduction of our earnings per share.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our chief executive officer, Dr. Charles Zhang, beneficially owns approximately 26.3% of the outstanding shares of our common stock and is our largest stockholder. Our chief executive officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 30.1% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the U.S. Dollar, to date virtually all of our revenues and costs are denominated in Renminbi and a significant portion of our assets and liabilities are denominated in Renminbi. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and Renminbi. If the Renminbi depreciates against the U.S. Dollar, the value of our Renminbi revenues and assets as expressed in our U.S. Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See “Risk Factors—We may suffer currency exchange risks if the Renminbi fluctuates relative to the U.S. Dollar.”

The Renminbi is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the Renminbi is no longer pegged to the U.S. Dollar. The exchange rate of the U.S. Dollar against the Renminbi was adjusted to 8.11 yuan per U.S. Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the U.S. Dollar traded against the Renminbi in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the Renminbi on the following business day. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, receivables, payables and zero coupon convertible senior notes as of June 30, 2005:

	Expected Maturity Date
	Before June 30,						Total recorded value	Fair value
	2006	2007	2008	2009	2010	Thereafter
On-balance sheet financial instruments (in US$ ‘000)
Cash and cash equivalents:
in US$	32,649	—	—	—	—	—	32,649	32,649
in HK$	129	—	—	—	—	—	129	129
in RMB	76,340	—	—	—	—	—	76,340	76,340

	Expected Maturity Date
	Before June 30,						Total recorded value	Fair value
	2006	2007	2008	2009	2010	Thereafter
Sub-total	109,118	—	—	—	—	—	109,118	109,118

Receivables
in US$	543	—	—	—	—	—	543	543
in HK$	36	—	—	—	—	—	36	36
in RMB	23,495	—	—	—	—	—	23,495	23,495

Sub-total	24,074	—	—	—	—	—	24,074	24,074

Investments in marketable debt securities
in US$	1,501	9,258	4,956	—	—	—	15,715	15,715

Payables
in US$	8,381	—	—	—	—	—	8,381	8,381
in HK$	6	—	—	—	—	—	6	6
in RMB	22,765	—	—	—	—	—	22,765	22,765

Sub-total	31,152	—	—	—	—	—	31,152	31,152

Zero coupon convertible senior notes
in US$	—	—	90,000	—	—	—	90,000	68,970

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of June 30, 2005, an unrealized loss of $55,000 was recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of June 30, 2005.

	Expected Maturity Date
	Before June 30,						Total recorded value	Fair value
(US$ ‘000)	2006	2007	2008	2009	2010	Thereafter
Investments in marketable securities	1,501	9,258	4,956	—	—	—	15,715	15,715
Average interest rate	1.50%	4.39%	4.40%	—	—	—
Zero coupon convertible senior notes	—	—	90,000	—	—	—	90,000	68,970
Average interest rate	—	—	0%	—	—	—

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

During the six months ended June 30, 2005, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

In 2005, our Board of Directors continued the expanded the stock repurchase program we announced in October 2004. In February 2005, the Company repurchased 885,605 shares of its common stock at an average price of $15.66 per share, including brokerage commissions of $0.03 per share. This completed the current stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2005, Sohu held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Charles Zhang (with 29,520,709 affirmative votes and 51,500 votes withheld), Charles Huang (with 29,368,575 affirmative votes and 203,634 votes withheld), Dave Qi (with 29,523,184 affirmative votes and 49,025 votes withheld) and Shi Wang (with 29,173,559 affirmative votes and 398,650 votes withheld).

The stockholders also approved an amendment to Sohu’s 2000 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan from 8,000,000 to 9,500,000 and to provide for direct purchases of shares of common stock of the Corporation by directors, officers, employees, consultants and advisors under the plan (with 15,370,727 shares voting for, 1,138,428 against, 33,423 abstaining and 13,029,631 broker non-votes).

The stockholders also ratified the appointment of PricewaterhouseCoopers Zhong Tian CPAs Limited Company as Sohu’s independent accountants for the fiscal year ending December 31, 2005 (with 29,510,428 shares voting for, 44,537 against, and 17,244 abstaining).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005

SOHU.COM INC.

By:	/s/ Carol Yu
Chief Financial Officer (Principal Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended June 30, 2005

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu