Form 10-Q
period 2005-09-30
SOHU COM INC
filed 2005-11-09
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2005
Common stock, $.001 par value	36,608,994

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands)

	As of
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$118,476	$122,384
Accounts receivable, net (including $0 and $199 from related parties, respectively)	23,281	19,901
Prepaid and other current assets	4,206	4,894
Current portion of long-term investments in marketable debt securities	—	4,494

Total current assets	145,963	151,673
Long-term investments in marketable debt securities	14,071	14,444
Investment in an associate	1,086	995
Fixed assets, net	15,752	12,175
Goodwill	50,918	44,502
Intangible assets, net	6,992	7,503
Other assets, net	6,255	3,475

	$241,037	$234,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $134 and $110 to related parties, respectively)	$1,629	$2,273
Accrued liabilities	29,114	33,995

Total current liabilities	30,743	36,268
Zero coupon convertible senior notes	90,000	90,000

Total liabilities	120,743	126,268

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized, 36,568 and 36,537 shares issued and outstanding, respectively)	40	38
Additional paid-in capital	148,241	145,481
Treasury stock (3,446 shares and 2,561 shares, respectively)	(39,686)	(25,839)
Deferred compensation	—	(2)
Accumulated other comprehensive income	2,048	14
Retained earnings/(accumulated deficit)	9,651	(11,193)

Total shareholders’ equity	120,294	108,499

	$241,037	$234,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Advertising:
Brand advertising (including $0, $104, $0 and $349 from related parties, respectively)	$15,618	$12,932	$41,601	$32,875
Sponsored search	3,172	2,541	9,008	6,994

Subtotal of advertising revenues	18,790	15,473	50,609	39,869

Non-advertising:
Wireless	6,762	8,145	19,081	31,706
E-commerce	879	1,486	2,985	4,175
Others	1,847	836	5,207	3,392

Subtotal of non-advertising revenues	9,488	10,467	27,273	39,273

Total revenues	28,278	25,940	77,882	79,142
Cost of revenues:
Advertising:
Brand advertising	4,122	2,987	10,339	8,160
Sponsored search	813	339	1,993	884

Subtotal of advertising cost of revenues	4,935	3,326	12,332	9,044

Non-advertising:
Wireless	3,353	3,147	8,546	11,702
E-commerce (including $51, $28, $115 and $94 from related parties, respectively)	1,014	1,468	3,052	4,138
Others (including $326, $0, $906 and $0 from related parties, respectively)	626	446	1,974	1,362

Subtotal of non-advertising cost of revenues	4,993	5,061	13,572	17,202

Total cost of revenues	9,928	8,387	25,904	26,246

Gross profit	18,350	17,553	51,978	52,896
Operating expenses:
Product development	3,439	2,462	10,175	6,433
Sales and marketing	4,615	4,600	13,618	11,982
General and administrative	2,813	2,210	7,712	5,534
Amortization of intangibles	509	368	1,439	905

Total operating expenses	11,376	9,640	32,944	24,854

Operating profit	6,974	7,913	19,034	28,042
Other income / (expense)	358	(190)	96	(594)
Interest income	617	641	1,745	1,849

Income before income tax expense	7,949	8,364	20,875	29,297
Income tax expense	81	(38)	(31)	(162)

Net income	$8,030	$8,326	$20,844	$29,135

Basic net income per share	$0.22	$0.23	$0.58	$0.80

Shares used in computing basic net income per share	36,417	36,392	36,202	36,332

Diluted net income per share	$0.21	$0.21	$0.54	$0.73

Shares used in computing diluted net income per share	39,750	40,644	39,760	40,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$20,844	$29,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,994	3,193
Amortization of other assets	1,256	1,035
Amortization of intangible assets	1,439	905
Provision for allowance for doubtful accounts	821	413
Others	319	174
Changes in current assets and liabilities:
Accounts receivable	(3,908)	(8,800)
Prepaid and other current assets	(132)	(1,335)
Accounts payable	(682)	39
Accrued liabilities	(5,219)	9,298

Net cash provided by operating activities	18,732	34,057
Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	4,724	24,231
Purchase of fixed assets	(7,547)	(5,193)
Purchase of other assets	(418)	(2,279)
Acquisitions, net of cash acquired	(10,250)	(16,952)

Net cash used in investing activities	(13,491)	(193)
Cash flows from financing activities:
Repurchase of common stock	(13,847)	(17,721)
Issuance of common stock	2,762	2,956

Net cash used in financing activities	(11,085)	(14,765)
Effect of exchange rate change on cash	1,936	—

Net (decrease) / increase in cash and cash equivalents	(3,908)	19,099
Cash and cash equivalents at beginning of period	122,384	99,109

Cash and cash equivalents at end of period	$118,476	$118,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Common stock:
Balance, beginning of period	$38	$36
Issuance of common stock	2	—

Balance, end of period	40	36

Additional paid-in capital:
Balance, beginning of period	145,481	140,218
Issuance of common stock	2,760	2,962
Tax benefit from stock options	—	153
Compensatory stock options	—	(1)

Balance, end of period	148,241	143,332

Treasury stock:
Balance, beginning of period	(25,839)	(2,003)
Repurchase of common stock	(13,847)	(17,721)

Balance, end of period	(39,686)	(19,724)

Deferred compensation:
Balance, beginning of period	(2)	(14)
Compensatory stock options	2	10

Balance, end of period	—	(4)

Accumulated other comprehensive income:
Balance, beginning of period	14	232
Net unrealized losses on marketable debt securities	(144)	(168)
Foreign currency translation adjustment	2,178	(2)

Balance, end of period	2,048	62

Retained earnings/ (accumulated deficit):
Balance, beginning of period	(11,193)	(46,830)
Net income	20,844	29,135

Balance, end of period	9,651	(17,695)

Total shareholders’ equity:	$120,294	$106,007

Comprehensive income:
Net income	$20,844	$29,135
Other comprehensive income:
Net unrealized losses on marketable debt securities	(144)	(168)
Foreign currency translation adjustment	2,178	(2)

Total comprehensive income	$22,878	$28,965

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	36,537	36,101
Issuance of common stock	917	1,346
Repurchase of common stock	(886)	(1,000)

Balance, end of period	36,568	36,447

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

The Company and its subsidiaries and variable interest entities primarily offer content, brand advertising, sponsored search, wireless, e-commerce and online game services through the Company’s Internet portal sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.17173.com, www.focus.cn, www.goodfeel.com.cn and www.go2map.com. The Company markets its products and services to customers primarily in the PRC.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operates in four principal segments: brand advertising, sponsored search, wireless, and e-commerce. During the nine months ended September 30, 2005, the Company adjusted its reportable segments and has reclassified results of its sponsored search segment from its advertising operations and reports sponsored search as a separate segment. Such reclassification amounted to approximately $7.0 million in revenues and $884,000 in cost of revenues being reclassified from advertising to sponsored search for the nine months ended September 30, 2004.

In previous periods, the Company had included all of its website operating cost in cost of revenues of brand advertising. Beginning July 1, 2005, in order to improve the measurement of performance of each segment, the Company began allocating website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, the Company reclassified the cost of revenues amongst each segment for previous periods presented to conform with current period classification. The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless, e-commerce and other segments as management does not use this information to measure the performance of the operating segments.

The following tables present summarized information by segment (in thousands):

	For the three months ended September 30, 2005
	Brand advertising	Sponsored search	Wireless	E-commerce	Others*	Total
Revenues	$15,618	$3,172	$6,762	$879	$1,847	$28,278
Cost of revenues	4,122	813	3,353	1,014	626	9,928

Gross profit	$11,496	$2,359	$3,409	$(135)	$1,221	$18,350

	For the three months ended September 30, 2004
	Brand advertising	Sponsored search	Wireless	E-commerce	Others	Total
Revenues	$12,932	$2,541	$8,145	$1,486	$836	$25,940
Cost of revenues	2,987	339	3,147	1,468	446	8,387

Gross profit	$9,945	$2,202	$4,998	$18	$390	$17,553

	For the nine months ended September 30, 2005
	Brand advertising	Sponsored search	Wireless	E-commerce	Others*	Total
Revenues	$41,601	$9,008	$19,081	$2,985	$5,207	$77,882
Cost of revenues	10,339	1,993	8,546	3,052	1,974	25,904

Gross profit	$31,262	$7,015	$10,535	$(67)	$3,233	$51,978

	For the nine months ended September 30, 2004
	Brand advertising	Sponsored search	Wireless	E-commerce	Others	Total
Revenues	$32,875	$6,994	$31,706	$4,175	$3,392	$79,142
Cost of revenues	8,160	884	11,702	4,138	1,362	26,246

Gross profit	$24,715	$6,110	$20,004	$37	$2,030	$52,896

*	Revenues of Go2Map since the date of acquisition, mainly comprising sales of software and provision of application services, are included in others.

3. OTHER INCOME / (EXPENSE)

The following table summarizes the Company’s other income / (expense) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reversal of certain tax previously accrued (a)	$531	$—	$531	$—
Amortization of offering costs for zero coupon convertible senior notes	(187)	(189)	(561)	(589)
Shares of profits from investment in an associate	25	—	67	—
Others	(11)	(1)	59	(5)

Other income/(expense)	$358	$(190)	$96	$(594)

(a) During the three months ended September 30, 2005, one of the Company’s China-based subsidiaries obtained an exemption regarding payment of certain taxes. The Company reversed the related accrual and recorded approximately $531,000 of other income after netting off professional fees directly attributable to obtaining the exemption.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$8,030	$8,326	$20,844	$29,135
Effect of dilutive securities:
Liquidated damages	—	9	—	166
Amortization of offering costs for zero coupon convertible senior notes	187	189	561	589

Net income adjusted for dilutive securities	$8,217	$8,524	$21,405	$29,890

Denominator:
Weighted average basic common shares outstanding	36,417	36,392	36,202	36,332
Effect of dilutive securities:
Stock options	1,322	2,241	1,547	2,429
Zero coupon convertible senior notes	2,011	2,011	2,011	2,011

Weighted average diluted common shares outstanding	39,750	40,644	39,760	40,772

Basic net income per share	$0.22	$0.23	$0.58	$0.80

Diluted net income per share	$0.21	$0.21	$0.54	$0.73

5. STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, using Black-Scholes option pricing model, to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported:	$8,030	$8,326	$20,844	$29,135
Add: Stock-based compensation expense included in reported net income	—	(3)	2	10
Deduct: Stock-based compensation expense determined under fair value based method	(2,599)	(2,031)	(5,492)	(4,978)

Pro forma net income	$5,431	$6,292	$15,354	$24,167

Basic net income per share:
As reported	$0.22	$0.23	$0.58	$0.80

Pro forma	$0.15	$0.17	$0.42	$0.67

Diluted net income per share:
As reported	$0.21	$0.21	$0.54	$0.73

Pro forma	$0.14	$0.16	$0.41	$0.61

6. ACQUISITION

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

The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$3,199
Identifiable intangible assets	926
Goodwill	6,412
Liabilities assumed	(783)

Total	$9,754

The excess of purchase price over tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Purchase price used in the calculation of goodwill excludes contingent consideration of $2.5 million, which may result in recognition of an additional element of cost of the acquired entity when the outcome of the contingency is materialized. Identifiable intangible assets associated with the acquisition are amortized over their expected useful lives. The valuation and purchase price allocation were finalized during the three months ended September 30, 2005. An additional liability $214,000 with a related increase in goodwill were recognized under purchase method accounting during the three months ended September 30, 2005.

Goodwill associated with the acquisition is related to the sponsored search segment.

7. VARIABLE INTEREST ENTITIES AND RELATED PARTY TRANSACTIONS

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

Under contractual agreements with the Company, Dr. Zhang and those Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of September 30, 2005, the amount of these loans amounted to $7.3 million.

The following is a summary of the VIEs of the Company:

a)	Beijing Sohu

Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu) was incorporated in the PRC in 2000 and engages in Internet information, wireless and e-commerce services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Originally, Dr. Zhang and He Jinmei held 80% and 20% interests in Beijing Sohu, respectively. He Jinmei transferred all her shares in Beijing Sohu to High Century in June 2005. As a result, Dr. Zhang and High Century hold 80% and 20% interests in Beijing Sohu, respectively.

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

Beijing Huohu Digital Technology Co., Ltd. (or Huohu) was incorporated in the PRC in 2005. Huohu engages in software and technology development for gaming business. The registered capital of Huohu is $121,000. Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), one of the indirect China-based subsidiaries of the Company, and an employee of Huohu, hold 75% and 25% interest in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $31,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to Sohu Era. Based on the arrangement between the Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Houhu. Accordingly, Huohu is 100% consolidated into the financial statements of the Company.

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

As of September 30, 2005, the aggregate accumulated losses of the above VIEs were approximately $1.6 million and have been reflected in the consolidated financial statements.

(b) Related Party Transactions

The following table summarizes related party transactions during the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

Name or Description of Related Party	Description of transactions	Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
Qingfan, a company controlled by Dr Zhang’s brother	Delivery service provided by Qingfan	$51	$28	$115	$94
An investee of one of the Company’s shareholders*	Brand advertising revenues	—	104	—	319
A company whose founder, Chief Executive Officer and Chairman is one of the directors of the Company	Brand advertising revenues	—	—	—	30
An investee of the Company	Amortization of licensing fee	25	—	75	—
	Cost of revenues	326	—	906	—

*	This party ceased to be a related party of the Company in November 2004. Accordingly, since then, transactions with this party are not regarded as related party transactions.

8. COMMITMENTS AND CONTINGENCIES

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

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, wireless, e-commerce, and online game services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunication, information and media. In September 2005, The State Council Information Office issued Administrative Regulations for Internet News Information Services, which impose certain restrictions on news reporting. Regulatory risks also encompass the interpretation by the tax authorities on current tax laws and regulations, including the applicability of certain preferential tax treatments. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB ratified the Emerging Issues Task Forces’ Issue No.05-06, Determining the Amortization Period for Leasehold Improvements (“EITF No. 05-06”). EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 should be applied to leasehold improvements (within the scope of this issue) that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company believes the adoption of EITF No. 05-06 will not have a significant impact on its financial statements.

10. SUBSEQUENT EVENT

In November 2005, the Board of Directors of the Company approved a stock repurchase program pursuant to which the Company may purchase from time to time up to $15 million worth of outstanding shares of its common stock in the open market.

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

OVERVIEW

We are a leading provider of comprehensive online products and services to consumers and businesses in China, through our comprehensive matrixes of web properties, consisting of the mass portal and leading online media destination www.sohu.com; www.sogou.com, one of the top search websites; the online alumni club www.chinaren.com; the games portal www.17173.com; www.focus.cn, one of the top real estate websites; the wireless services provider www.goodfeel.com.cn and www.go2map.com, one of the top mapping service websites. We offer our user community very broad choices regarding information, entertainment, communication, wireless and e-commerce. We derive revenues primarily through the sale of brand advertising, sponsored search, wireless, e-commerce and multiplayer online game services. We also sponsor major events to further enhance our viewership and create branding effects.

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

On May 31, 2005, we completed the acquisition of all of the outstanding capital stock of Go2Map Inc. and all of the registered share capital of Tu Xing Tian Xia, one of the leading online mapping service providers in China, for $9.3 million in cash and an additional amount, not to exceed $2.5 million, which will be paid over 2 years after the date of the closing of the acquisition, subjected to the satisfaction and attainment of certain post closing operating and financial milestones of Go2Map.

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

Advertising revenues include revenue from brand advertising and sponsored search services, after deducting agent rebates and applicable business tax. No revenues from advertising barter transactions were recognized.

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

Pursuant to sponsored search contracts, which are normally for relatively low dollar amounts and are with small and medium size enterprises, sponsored search services mainly include priority placements in our search directory, listing in our classified advertisements section and pay-for-click services of displaying the text-based links to the websites of our advertisers. We normally provide the priority placements services and listing in our classified advertisements section for a fixed fee over a period. Revenues of these services are normally recognized on a straight line basis over the service period of the contracts. Pay-for-click services of displaying the text-based links to our advertisers’ websites is charged on a cost per click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues of the pay-for-click services are recognized as the users click on the links.

Material differences could result in the amount and timing of our advertising revenue for any period if management made different judgments or utilized different estimates.

Non-advertising revenues include revenue principally from wireless, e-commerce and game services.

Wireless revenues are derived from providing short messaging services or SMS, Wireless Application Protocol or WAP, interactive voice response or IVR, multi-media messaging services or MMS, and Ring Back Tone or RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads, and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly owned foreign enterprises from providing Internet information and value added telecommunication services such as wireless, we rely on Beijing Sohu, Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu, Sohu Internet, or Goodfeel receives a statement from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering a monthly statement, each operator remits the wireless service fees, net of its service fees, for the month to Beijing Sohu, Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Beijing Sohu, Sohu Internet or Goodfeel with the monthly statement for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $535,000 (gross margin underestimate of $326,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non-advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records. For the three months ended September 30, 2005, 93% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

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

To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues, less costs and expenses) flows through operating income. Accordingly, the impact on operating income is the same whether Sohu records the revenue on a gross or net basis.

Our management must make estimates of the collectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $25.1 million, net of allowance for doubtful accounts of $1.8 million as of September 30, 2005. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, an additional allowance might be required.

As of September 30, 2005, our deferred tax assets were mainly related to United States net operating losses. Because substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, we have recorded a full valuation allowance against our gross deferred tax assets for United States in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

Our long-lived assets include goodwill and other intangible assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of September 30, 2005, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

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

As of September 30, 2005, we were not aware of any indication of impairment of our intangible assets.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

REVENUES

Total revenues were $28.3 million and $77.9 million for the three and nine months ended September 30, 2005, respectively, as compared to $25.9 million and $79.1 million for the corresponding periods in 2004.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $18.8 million and $50.6 million, or 66% and 65% of total revenues, for the three and nine months ended September 30, 2005, respectively, as compared to $15.5 million and $39.9 million, or 60% and 50% of total revenues, for the corresponding periods in 2004. For the three and nine months ended September 30, 2005, advertising revenues consisted of revenues from brand advertising of $15.6 million and $41.6 million, and revenues from sponsored search of $3.2 million and $9.0 million, respectively. For the three and nine months ended September 30, 2004, advertising revenues consisted of revenues from brand advertising of $12.9 million and $32.9 million, and revenues from sponsored search of $2.5 million and $7.0 million, respectively.

Brand advertising. Brand advertising increased by $2.7 million to $15.6 million for the three months ended September 30, 2005 and increased by $8.7 million to $41.6 million for the nine months ended September 30, 2005 as compared to the corresponding periods in 2004. The increase of $2.7 million for the three months ended September 30, 2005 from the corresponding period in 2004 consisted of (i) a $7.6 million increase in revenues from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $1.2 million increase in revenues from the advertisers who advertised with us in the three months ended September 30, 2004 and who continued to do so in the three months ended September 30, 2005; and (iii) a $6.1 million decrease in revenues as a result of some of the advertisers who advertised with us in the three months ended September 30, 2004, not advertising on our websites in the three months ended September 30, 2005. The increase of $8.7 million for the nine months ended September 30, 2005 from the corresponding period in 2004 consisted of (i) a $13.6 million increase in revenues from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $5.7 million increase in revenues from the advertisers who advertised with us in the nine months ended September 30, 2004 and who continued to do so in the nine months ended September 30, 2005; and (iii) a $10.6 million decrease in revenues as a result of some of our advertisers who advertised with us in the nine months ended September 30, 2004, not advertising on our websites in the nine months ended September 30, 2005. No single customer accounted for more than 10% of total advertising revenues for each of the three and nine months ended September 30, 2005 and 2004. As of September 30, 2005 and September 30, 2004, we had $0.8 million and $1.8 million of receipts in advance from advertisers, respectively. We have not recorded any revenue from advertising barter transactions.

For the three and nine months ended September 30, 2005, we had recorded brand advertising revenues of approximately $145,000 and $541,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com website. For the three and nine months ended September 30, 2004, we recorded brand advertising revenues of approximately $160,000 and $510,000, respectively. Those advertising services are provided pursuant to a three-year advertising framework agreement expiring in November 2006. Fujian Tian Qing was the previous owner of 17173.com website prior to our acquisition of 17173.com.

We expect brand advertising revenue to remain flat or to increase slightly in the fourth quarter of 2005 as compared to the third quarter of 2005.

Sponsored search. Sponsored search services revenue increased by $0.6 million to $3.2 million for the three months ended September 30, 2005 and increased by $2.0 million to $9.0 million for the nine months ended September 30, 2005, as compared to the corresponding periods in 2004. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to pay-for-click services of displaying the text-based links to the websites of our advertisers. We normally provide the priority placements services and the listing in our classified advertisement section for a fixed fee over a period. Pay-for-click services of displaying the text-based links to our advertisers’ websites is charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. For the three and nine months ended September 30, 2005, the revenue from priority placement services and our classified advertisement section amounted to $2.5 million and $6.9 million, representing a 20% and a 22% increase, respectively, over the corresponding periods in 2004. The increase in revenue from priority placement services is mainly due to an increase of average spending per customer. For the three and nine months ended September 30, 2005, the revenues from pay-for-click services amounted to $0.7 million and $2.1 million, representing a 44% and a 59% increase, respectively, from the corresponding periods of 2004. The increase in revenue from pay-for-click services resulted from an increase in the number of sponsored links.

We expect sponsored search revenue to increase modestly in the fourth quarter of 2005 as compared to the third quarter of 2005.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless, e-commerce and other services.

Non-advertising revenues were $9.5 million and $27.3 million, or 34% and 35% of total revenues for the three and nine months ended September 30, 2005, respectively, as compared to $10.5 million and $39.3 million, or 40% and 50% of total revenues for the corresponding period in 2004. For the three and nine months ended September 30, 2005, non-advertising revenues consisted of revenues from wireless of $6.8 million and $19.1 million, respectively, from e-commerce of $0.9 million and $3.0 million, respectively, and from other services of $1.8 million and $5.2 million, respectively. For the three and nine months ended September 30, 2004, non-advertising revenues consisted of revenues from wireless of $8.1 million and $31.7 million, respectively, from e-commerce of $1.5 million and $4.2 million, respectively, and from other services of $0.8 million and $3.4 million, respectively.

Wireless. Our wireless revenues include SMS, WAP, IVR, MMS and RBT services. Our wireless services include news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message basis. For the nine months ended September 30, 2005, we normally charged monthly fees ranging from $0.062 to $3.707 and per message fee ranging from approximately $0.006 to $0.423.

For the three months ended September 30, 2005, our wireless revenues decreased by $1.3 million to $6.8 million as compared to $8.1 million for the three months ended September 30, 2004, primarily due to a decrease of $0.5 million in SMS revenues, a decrease of $0.9 million in MMS revenues and a decrease of $0.1 million in revenues from other products. This decrease was partially offset by an increase of $0.2 million in RBT revenues. The decrease in SMS revenues resulted from tightened controls over billing procedures and practices by our mobile network operators and the decrease in MMS revenues resulted from the suspension of our MMS services by China Mobile Communications Corporation (or CMCC) beginning on September 1, 2004. On August 1, 2005, our MMS service on CMCC’s nationwide network had been resumed. As we need to rebuild our MMS business after eleven months of suspension, the resumption of MMS services did not have a material impact on our results for the third quarter of 2005. For the nine months ended September 30, 2005, our wireless revenues decreased by $12.6 million to $19.1 million as compared to $31.7 million for the nine months ended September 30, 2004, primarily due to a decrease of $14.3 million in SMS revenues and a decrease of $2.6 million in MMS revenues. This decrease was partially offset by an increase of $3.0 million in WAP revenues and an increase of $1.3 million in revenues from other products, such as IVR and RBT. The decrease in SMS revenues resulted from tightened controls over billing procedures and practices by our mobile network operators and the decrease in MMS revenues resulted from the suspension of our MMS services by CMCC beginning on September 1, 2004. The increase in WAP revenues was resulted from wider user acceptance of WAP services in China and the successful integration of Goodfeel, which we acquired on May 31, 2004.

We expect wireless revenues to be up slightly in the fourth quarter of 2005 if there are no regulatory changes.

E-commerce. E-commerce revenues are earned primarily from sales of consumer products through Sohu’s website. For the three months ended September 30, 2005, e-commerce revenue decreased by $0.6 million to $0.9 million compared to $1.5 million for the corresponding period in 2004. For the nine months ended September 30, 2005, e-commerce revenue decreased by $1.2 million to $3.0 million compared to $4.2 million for the corresponding period of 2004. The decrease in e-commerce revenue for the three months ended and nine months ended September 30, 2005, resulted primarily from our implementation of the n2N business model on May 1, 2005 for certain products. Under the n2N model, suppliers list their products on our website and receive orders directly from customers through our website. The suppliers have the right to set the prices for their products. Sohu earns a commission ranging from 10% to 15% on the transaction amount, and we recorded these revenues on a net basis.

We will further implement n2N business model to majority of the products by the end of 2005. Accordingly, we expect our e-commerce revenue will decrease in fourth quarter as a result of using net basis for revenue recognition under n2N business model.

Others. Our other services consist primarily of online game services, Internet access, design of websites and sale of software to third parties. On May 31, 2005, we completed the acquisition of Go2Map. We have included in revenues from sales of software and applications service provider (or ASP) services of $380,000 and $581,000 for the three and nine months ended September 30, 2005 related to Go2Map.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues were $9.9 million and $25.9 million for the three and nine months ended September 30, 2005, respectively, as compared to $8.4 million and $26.2 million for the corresponding periods in 2004.

In previous periods, we had included all of our website operating cost in cost of revenues of brand advertising. Beginning July 1, 2005, in order to improve the measurement of performance of each segment, we began allocating website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, we reclassified the cost of revenues amongst each segment for previous periods presented to conform with current period classification. In general, the impact of this re-allocation has not materially affected the trend of gross profit of each segment.

Advertising Cost of Revenues

Advertising cost of revenues increased by $1.6 million to $4.9 million for the three months ended September 30, 2005, as compared to the corresponding period in 2004, and increased by $3.3 million to $12.3 million for the nine months ended September 30, 2005 as compared to the corresponding period in 2004.

Brand advertising. Brand advertising cost of revenues mainly includes personnel costs and personnel overhead, content purchases, payments to our business partners, relevant depreciation and bandwidth cost. Brand advertising cost of revenues was $4.1 million and $10.3 million for the three and nine months ended September 30, 2005, respectively, as compared to $3.0 million and $8.2 million for the corresponding periods in 2004. The increase of $1.1 million for the three months ended September 30, 2005 from the corresponding period in 2004 consisted of a $477,000 increase in personnel expense, a $671,000 increase in payments to our business partners, a $194,000 increase in bandwidth costs, and a $66,000 increase in office and depreciation expense, offset by a $275,000 decrease in content purchases and traveling and entertainment expense. The increase of $2.1 million for the nine months ended September 30, 2005 from the corresponding period in 2004 consisted of a $1.1 million increase in personnel expense, a $934,000 increase in payments to our business partners, a $306,000 increase in bandwidth costs, and a $191,000 increase in office and depreciation expense, offset by a $422,000 decrease in content purchases and traveling and entertainment expense. Our brand advertising gross margin for the three and nine months ended September 30, 2005 was 74% and 75%, respectively, as compared to 77% and 75% for the corresponding periods in 2004, respectively. Our brand advertising gross margin decreased slightly for the three months ended September 30, 2005 mainly because of increased expenditures directly attributable to promotional events for advertisers in the third quarter of 2005.

Sponsored search. Sponsored search cost of revenues consisted primarily of payments to our business partners, data collection cost, relevant depreciation and bandwidth cost. Sponsored search cost of revenues was $0.8 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, as compared to $339,000 and $884,000 for the corresponding three and nine month periods in 2004. The increase in sponsored search cost of revenues resulted from an increase in map data collection cost and an increase in relevant depreciation and bandwidth cost.

Non-advertising Cost of Revenues

Non-advertising cost of revenues were $5.0 million and $13.6 million for the three and nine months ended September 30, 2005, respectively, as compared to $5.1 million and $17.2 million for the corresponding three and nine month periods in 2004.

Wireless. Wireless cost of revenues increased by $0.2 million to $3.4 million for the three months ended September 30, 2005, while decreased by $3.2 million to $8.5 million for the nine months ended September 30, 2005, as compared to the corresponding three and nine month periods in 2004. Wireless cost of revenues consists mainly of collection and wireless transmission charges paid to mobile network operators, expenses related to notices of penalties and complaints based on allegations of the breach of certain provisions of agreements with mobile network operators, fees or royalties paid to third party content providers for services and content associated with our wireless services, relevant depreciation and bandwidth cost. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.0025 to $0.03 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 60% of total fees collected by mobile network operators from mobile phone users and paid to us. Content costs are insignificant as compared to collection and transmission charges. Our wireless gross margin was 50% and 55% for the three and nine months ended September 30, 2005, respectively, as compared to 61% and 63% for the corresponding periods in 2004. Wireless gross margin decreased primarily due to penalties of $241,000 paid to China Unicom Corporation Limited (or Unicom). In addition, there is an increase in Unicom’s share of our SMS revenue that Unicom retains as a service fee from 10% to 20% to its favor, effective April 1, 2005. Furthermore, effective June 1, 2005, Unicom began charging additional services fees for its marketing services. We expect wireless gross margins to be flat or increase slightly in the coming quarters.

E-commerce. E-commerce cost of revenues was $1.0 million and $3.1 million for the three and nine months ended September 30, 2005, respectively, as compared to $1.5 million and $4.1 million for the corresponding three and nine month periods in 2004. E-commerce cost of revenues consists mainly of the purchase price of consumer products sold and inbound and outbound shipping charges.

Our cost of revenues for e-commerce decreased because of our implementation of the n2N business model for certain products beginning in May 2005. Under the n2N business model, we act as an agent instead of the primary obligor and record revenue on a net basis. Accordingly, under n2N business model, both revenue and cost of revenues declined, but gross margin increased compared with that under B2C business model. During the three months ended September 30, 2005, management made the decision to terminate the B2C business model for majority of the products. As a result, it was determined that the carrying cost of certain inventories and related cost will not be recoverable and a provision of $151,000 was recorded. As we will implement the n2N business model for majority of the products by the end of 2005, we expect cost of revenues for e-commerce to decrease further and gross profit to increase.

Others. Cost of revenues for other services, consisting mainly of payments to game developers, was $626,000 and $2.0 million for the three and nine months ended September 30, 2005, respectively, as compared to $446,000 and $1.4 million for the corresponding three and nine month periods in 2004. Following the acquisition of Go2Map, cost of other revenues also includes personnel and other expenses in connection with software customization and provision of ASP services. For the three and nine months ended September 30, 2005, the cost of sales of software and provision of ASP services was $109,000 and $152,000, respectively.

Product Development Expenses

Product development expenses increased by $977,000 to $3.4 million for the three months ended September 30, 2005 and increased by $3.7 million to $10.2 million for the nine months ended September 30, 2005, as compared to the corresponding three and nine month periods in 2004. The increase for the three months ended September 30, 2005 from the corresponding period in 2004 was primarily due to a $589,000 increase in personnel expense, a $256,000 increase in office and depreciation expenses, and a $132,000 increase in traveling and entertainment expenses and others. The increase for the nine months ended September 30, 2005 from the corresponding period in 2004 was primarily due to a $2.1 million increase in personnel expense, a $1.0 million increase in office and depreciation expenses, and a $586,000 increase in traveling and entertainment expenses and others.

Sales and Marketing Expenses

Sales and marketing expenses increased by $15,000 to $4.6 million for the three months ended September 30, 2005 and increased by $1.6 million to $13.6 million for the nine months ended September 30, 2005, as compared to the corresponding three and nine month periods in 2004. The increase for the three months ended September 30, 2005 was primarily due to a $166,000 increase in personnel expense, a $48,000 increase in bad debts, offset by a $197,000 decrease in advertising and promotion expense, and a $2,000 decrease in other expense. The increase for the nine months ended September 30, 2005 was primarily due to a $1.2 million increase in personnel expense, a $434,000 increase in bad debt expense, and a $24,000 increase in other expense.

General and Administrative Expenses

General and administrative expenses increased by $603,000 to $2.8 million for the three months ended September 30, 2005 and increase by $2.2 million to $7.7 million for the nine months ended September 30, 2005, as compared to the corresponding three and nine month periods in 2004. The increase for the three months ended September 30, 2005 was primarily due to a $136,000 increase in personnel expense, a $71,000 increase in professional fees, a $119,000 increase in office and depreciation expenses, a $56,000 increase in traveling and entertainment expenses and a $266,000 increase in loss on fixed assets disposal, offset by a $45,000 decrease in other expense. The increase for the nine months ended September 30, 2005 was primarily due to a $361,000 increase in personnel expense, a $782,000 increase in professional fees, a $510,000 increase in office and depreciation expenses, a $205,000 increase in traveling and entertainment expenses and a $354,000 increase in loss on fixed assets disposal, offset by a $34,000 decrease in other expense.

Amortization of Intangibles

Amortization of intangibles of $509,000 and $1.4 million for the three and nine months ended September 30, 2005, respectively, was related to the acquisitions of 17173.com, Focus.cn, Goodfeel and Go2Map. Amortization of intangibles of $368,000 and $905,000 for the three and nine months ended September 30, 2004, respectively, was related to the acquisitions of 17173.com, Focus.cn, and Goodfeel.

Operating Profit

As a result of the foregoing, our operating profit decreased by $939,000 to $7.0 million for the three months ended September 30, 2005, and decreased by $9.0 million to $19.0 million for the nine months ended September 30, 2005, as compared to the corresponding three and nine month periods in 2004. The operating profit for the three and nine months ended September 30, 2005 includes $0 and $2,000, respectively, for stock-based compensation expense recorded on the grant of certain stock options, which amounts are being amortized over the vesting period of the options, ranging from one to four years. The operating profit for the three and nine months ended September 30, 2004 includes a reversal of $3,000 and an expense of $10,000, respectively, for stock-based compensation expense recorded on the grant of certain stock options.

Other Income / (Expense)

For the three months ended September 30, 2005, other income of $358,000 mainly consisted of the reversal of certain tax previously accrued of $531,000 and profits from our investment in our associate amounting to $25,000, which was offset by $187,000 amortization of the offering costs attributable to our zero coupon convertible senior notes issued in July 2003 and other expense of $11,000. During the three months ended September 30, 2005, one of the Company’s China-based subsidiaries obtained an exemption regarding payment of certain taxes. The Company reversed the related accrual and recorded approximately $531,000 of other income after netting off professional fees directly attributable to obtaining the exemption. For the nine months ended September 30, 2005, other income of $96,000 mainly consisted of $531,000 reversal of certain tax previously accrued, profits from our investment in our associate amounting to $67,000 and other income of $59,000, which was offset by $561,000 amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003.

For the three and nine months ended September 30, 2004, other expense was $190,000 and $594,000, respectively, which mainly consisted of $189,000 and $589,000 of amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003.

Interest Income

For the three and nine months ended September 30, 2005, interest income was $617,000 and $1.7 million, as compared to $641,000 and $1.8 million for the three and nine months ended September 30, 2004. The decrease was mainly due to a decrease of our average cash balance and marketable debt securities, while the interest rates increased.

Income Tax Expense

For the three months ended September 30, 2005, we had an income tax benefit of $81,000, which was primarily due to a reversal of income tax charge previously made. For nine months ended September 30, 2005, income tax expense was $31,000, as compared to $38,000 and $162,000 for the three and nine months ended September 30, 2004.

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

Income earned in the United States, where Sohu.com Inc. is incorporated, is subject to taxation at 34% or 35%. For the foreseeable future, we anticipate the major source of income earned in the United States and subject to United States taxation to be interest income. If dividends are paid by our China or other non-U.S. subsidiaries to Sohu.com Inc., the dividends would be taxed at Sohu.com Inc.’s rate of taxation which is 34% or 35% (as reduced by any applicable “deemed-paid” foreign tax credits for foreign income taxes paid by such subsidiaries). For the foreseeable future, we do not intend for the China or other non-U.S. subsidiaries to pay dividends to Sohu.com Inc.

Net Income

As a result of the foregoing, we had net income of $8.0 million and $20.8 million for the three and nine months ended September 30, 2005, as compared to net income of $8.3 million and $29.1 million for the three and nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through private sales of equity securities, public offering of common shares, and convertible notes, and cash provided by operations. From inception through September 30, 2005, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes. As of September 30, 2005, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $132.5 million as compared to $141.3 million as of December 31, 2004.

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

In summary, our cash flows were (in thousands):

	Nine months ended September 30,
	2005	2004
Net cash provided by operating activities	$18,732	$34,057
Net cash used in investing activities	(13,491)	(193)
Net cash used in financing activities	(11,085)	(14,765)
Effect of exchange rate change on cash	1,936	—

Net (decrease) / increase in cash and cash equivalents	(3,908)	19,099
Cash and cash equivalents at beginning of period	122,384	99,109

Cash and cash equivalents at end of period	$118,476	$118,208

For the nine months ended September 30, 2005, net cash provided by operating activities was $18.7 million, and was primarily attributable to our net income of $20.8 million, depreciation and amortization of $6.7 million, provision for allowance for doubtful accounts of $821,000, and loss on disposal of fixed assets of $354,000, which were offset by net changes in current assets and liabilities of $9.9 million. For the nine months ended September 30, 2004, net cash provided by operating activities was approximately $34.1 million, and was primarily attributable to our net income of $29.1 million, depreciation and amortization of $5.1 million and $587,000 of other adjustments for non-cash activities, offset by net changes in current assets and liabilities of $798,000.

For the nine months ended September 30, 2005, net cash used in investing activities was $13.5 million, and was primarily attributable to $10.3 million in cash used in connection with acquisition of Go2Map and $7.9 million in cash used to acquire fixed assets and other assets, which was partially offset by $4.7 million received as a result of the maturities of marketable debt securities. For the nine months ended September 30, 2004, net cash used in investing activities was $193,000, and was primarily attributable to $17.0 million used in the acquisition of Goodfeel, and $7.5 million used to acquire fixed assets and other assets, offset by cash received from matured marketable debts securities of $24.2 million.

For the nine months ended September 30, 2005, net cash used in financing activities was $11.1 million, and was primarily attributable to $13.8 million used for the repurchase of our common stock. This amount was partially offset by $2.8 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan. For the nine months ended September 30, 2004, net cash used in financing activities was $14.8 million, and was attributable to $17.7 million of repurchases of our common stock offset by $3.0 million of proceeds from the issuance of common stock upon the exercise of options granted under our stock incentive plan.

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

RISK FACTORS

We are a relatively new company subject to the risks associated with operating in a new and evolving market.

As a fairly young company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract a larger audience to our portal by expanding the type and technical sophistication of the content and services we offer;

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings; and

•	increase the revenues derived from our fee-based services and products we offered online;

•	build our wireless, online game and e-commerce businesses successfully;

•	attract and retain qualified personnel.

We face intense competition which could reduce our market share and adversely affect our financial performance.

The PRC Internet market is characterized by an increasing number of entrants because, among other reasons, the barriers to entry are relatively low. The market for Internet services and products, particularly wireless, online advertising, e-commerce, online search and retrieval services, is intensely competitive. In addition, the Internet industry is relatively new and constantly evolving and, as a result, our competitors may better position themselves to compete in this market as it matures.

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

We may not be able to compete successfully against our current or future competitors. We may not be able to launch new form of advertisement because of lacking relevant new licenses while our competitors may have. Moreover, in order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance our capabilities. If we are unable to maintain or expand our customer and user base in the future, our revenues may decline. In addition, our recent acquisition of Go2Map could expose our business to greater competition in the area of search and online mapping services. Recent merger and acquisitions activities, disposal of business and initial public offering by our competitors may also affect the competition landscape of the PRC Internet industry to our disadvantage.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on advertisers in certain industries for brand advertising revenues, our reliance on certain key third party distributors for sponsored search revenues and our reliance on mobile network operators for our wireless revenues. Chinese Internet industry is in an early stage of development and we are unsure if it will continue to grow or at what rate it will grow, and the fact that we are subject to government regulations that may change at any time with or without notice. Fluctuations in the industries of our key advertisers may affect our brand advertising revenues materially, because they may cut their spending on online marketing if there is any downturn in their industries. We rely on certain third party distributors to sell our sponsored search products. If we lose any of our key distributors, our business may be materially affected. We rely on mobile network operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our wireless revenues could be reduced significantly. For example, CMCC has barred us from using its network to provide MMS services for a certain period of time.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our websites. Advertising revenues represented approximately 66% and 60% of our total revenues for the quarter ended September 30, 2005 and 2004, respectively. For the quarter ended September 30, 2005, our five largest advertisers accounted for approximately 16% of our total advertising revenues. For the quarter ended September 30, 2004, our five largest advertisers accounted for approximately 12% of our total advertising revenues.

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

We derive a significant portion of our revenues from wireless services. We derived our wireless revenues in prior periods from providing to mobile phone users SMS, WAP, IVR, MMS and RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other mobile related products provided to mobile phone users. For the three months ended September 30, 2005 and 2004, wireless revenues represented approximately 24% and 31%, respectively, of our total revenues. Wireless revenues decreased in prior periods. Wireless revenues may decrease further in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Revenues from new wireless services such as WAP, IVR and RBT may not continue to grow significantly and become a significant portion of our total wireless revenues;

•	Competitors, including mobile network operators, may launch competing or better products than ours at any time.

•	There are limited barriers to entry to the wireless services sector;

•	Changes in government policy could restrict or curtail the services which we provide;

•	Changes in the billing practices or billing and operation policies of mobile network operators, such as CMCC and its subsidiaries and Unicom and its subsidiaries, on whom we rely for service delivery and fee collection, could have a material impact on our wireless revenue. For example, we have been required by certain CMCC subsidiaries to reduce the maximum SMS fees that we charge on mobile phone users and it is possible that other CMCC subsidiaries may require us to reduce fees in the future, which could affect our SMS revenues. Further, because of our limited bargain power, Unicom has required us to reduce our revenue sharing percentage from 90% to 80%, effective April 1, 2005, which led to a decrease in our wireless gross margin. We believe these changes can be a signal of future revenues sharing adjustments by other mobile network operators, including CMCC, Unicom, China Telecom, China Netcom, and their various subsidiaries. In the event of such an adjustment, we expect our wireless gross margin could drop further. In addition, there can be no assurances that these mobile network operators will not make any further adjustments to our revenue sharing arrangement.

•	Mobile network operators may impose penalties on wireless service providers, or SPs, for violating certain operating policies relating to the provision of wireless services. For the period from September 1, 2004 to July 31, 2005, our MMS services were suspended by CMCC. In early July, we received from China Telecom a penalty notice under which we were suspended from access to new products applications for SMS services for a period of six months beginning on July 2005. On September 6, 2005, we received from Unicom a penalty notice, under which Unicom imposed on us a fine as a penalty and temporarily suspended our new products application for SMS for a period of 30 days. Unicom imposed these penalties as a result of user complaints that we had charged fees without obtaining such users’ subscriptions. In addition, there is no guarantee that we will not be subject to similar, or more severe, penalties from Unicom or other mobile network operators in the future. If we are subject to more severe penalties in the future, our wireless business might be significantly impaired and our wireless revenues might be adversely affected.

•	Mobile network operators, including CMCC, Unicom, China Telecom, China Netcom and their various subsidiaries, may require double confirmation from subscription-based users for all wireless services, including but not limited to SMS, WAP, IVR, MMS and etc. For example, effective April 1, 2005, CMCC tightened its controls over billing procedures and practices on WAP service by requiring re-confirmation from subscription-based users. We expect this change to have an adverse impact on WAP revenue.

•	Mobile network operators may not enter into new agreements or renew existing agreements with SPs with respect to wireless services. However, those mobile network operators will continue work with us to provide services and monthly statements. New or renewed agreements could change in a way that would be unfavorable to us, or such agreements may not be entered into at all.

•	We may enter into cooperation agreements with mobile network operators on terms that are not favorable to us since we have limited bargaining power to negotiate contract terms. In addition, mobile network operators may unilaterally revise their agreement at any time. As a result of such contract terms, we could be easily found in breach of our agreement with an operator and could be subject to fines.

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

We face significant risks with respect to our arrangements with CMCC and Unicom, such as the following, which could adversely affect our wireless revenues:

•	We provide wireless services through our website and record the delivery of the service in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 96% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur.

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our negotiating power is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. Based on recent communications with an operator, certain subsidiaries of the operator are considering increasing their service fees.

•	We rely on the operators to collect on our behalf the wireless service fees which they have billed to our mobile customers. If an operator refuses to pay us or limits the amount of wireless service fees which can be billed in a month, our revenues could be adversely affected. We also are required to follow the operators’ guidance in setting up wireless service fees. If an operator requires us to reduce the wireless service fees charged to mobile customers, our revenue could decrease significantly. On September 6, 2005, we received from Unicom a penalty notice, under which Unicom imposed on us a fine as a penalty and temporarily suspended our new products application for SMS for a period of 30 days. Unicom imposed these penalties as a result of user complaints that we had charged fees without obtaining such users’ subscriptions.

•	An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited.

•	An operator’s refusal to allow us to supply certain services or its refusal to allow us to charge our desired prices for our services could disrupt our wireless services. For example, for the period from September 1, 2004 to July 31, 2005, our MMS services were temporarily suspended by CMCC for one year, based on allegations that Beijing Sohu breached certain provisions of its agreement with a CMCC subsidiary.

•	CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five and may revise the webpage design so as to in fact reduce rank of non CMCC companies. As a result, the growth of our WAP revenues was lower than expected and we may lose our first position because of lower visit rates.

•	If CMCC or Unicom were unwilling to cooperate with us, we would not be able to find substitute partners.

•	Pursuant to the regulations of CMCC and Unicom, Sohu has the right to charge consumers who have registered to be billed on a monthly basis even if they do not use our services in any month or on a regular basis. If CMCC and Unicom were to disallow us from billing consumers who do not actively use our services, our wireless revenues would be adversely affected.

•	CMCC and Unicom have both recently changed their operating rules and may make further changes at any time. Such recent or any future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreement with CMCC or Unicom under new billing rules or revised operation procedures, or having our service discontinued with or without notice. Changes in these operating regulations could also have a material impact on our revenue.

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

We have invested and intend to invest further in our online game and e-commerce (online shopping) businesses. Online games are currently one of the fastest growing online services in the PRC. We currently rely on licenses from third party game companies. Under the terms of these licenses, the license will typically last for a fixed period of time. In the event that a license expires and we wish to renew such license, the licensor may only agree to renew such license upon an increase in the license fee that we pay to such licensor. To date, we have been licensed to operate two online games, namely Knight Online and Blade Online. The online shopping marketing is small and unproven in the PRC. We face intense competition in these areas, as some of our competitors have entered these markets ahead of us and have achieved significant market positions and more specialization than us. In addition, our business might be significantly affected if there is any changes in the PRC laws or regulations in relation to these businesses. For example, the PRC government has issued a new law to implement restrictions and further regulation on the online games industry. Based on these rules, online game companies are encouraged to install a so-called “anti-fatigue system”, which discourages the game participants from playing games for more than five hours. As a result, our online game business may be severely impacted and our revenues from online games may be adversely affected. We may not succeed in these markets despite our investment of time and funds. If we fail to achieve a significant market position, we will fail to realize our anticipated returns on these investments. Moreover, if our competitors succeed in achieving a significant market position, our financial performance and share price could suffer.

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

The acquisition and integration of Goodfeel and Go2Map create certain risks and uncertainties.

We completed the acquisition of Goodfeel in May 2004, and the acquisition of Go2Map in May 2005. As a result of these acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of Goodfeel and Go2Map. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased advertising, wireless and search revenues. In addition, we might be required to obtain additional licenses or approvals from relevant government authorities based on the application laws and regulations and might incur additional costs and expenses in obtaining any such licenses and approvals.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of September 30, 2005, our goodwill and amortizable intangible assets arising from acquisitions were approximately $58 million.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company and the founder and president of Beijing Sohu, Sohu Internet, and High Century. We rely on his expertise in our business operations and on his personal relationships with some of our principal shareholders, the relevant regulatory authorities, our customers and suppliers. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We will not be able to attract visitors, advertisers, wireless, e-commerce and online game customers if we do not maintain and develop our brands.

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

Our failure to keep up with rapid technology changes may severely affect our future success.

The Internet industry undergoes rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the evolution of Web 2.0, Internet users may shift to new modes of information sharing, such as blogs. With the development of search engine technologies, Internet users may choose to access information, news and content through search engine rather than portals. In addition, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media messaging services, wireless games, wireless downloads and other applications. Accordingly, we need to adapt our business to cope with the changes and support these new services to be successful. If we fail to do so, we may lose our market share and our profitability may suffer. In addition, the online game industry is also evolving rapidly. We need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs and our growth may be adversely affected if new technologies render our online games less attractive to users.

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

Although private Internet service providers exist in China, almost all access to the Internet is maintained through ChinaNet, currently owned by China Netcom and China Telecom, under the administrative control and regulatory supervision of the Ministry of Information Industry (or “MII”). In addition, local networks connect to the Internet through a government-owned international gateway. This international gateway is the only channel through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure and China Netcom and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

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

We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. Most of our servers and routers are currently hosted in a single location within the premises of Beijing Telecom Administration (or “BTA”). We do not have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shutdown. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our websites to mirror our online resources.

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

We conduct our Internet and value added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC and Sohu Era, and VIEs Sohu Internet, Beijing Sohu, High Century, Hengda, Goodfeel and Tu Xing Tian Xia. We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC and Sohu Era, is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, e-commerce and certain other industries, our VIEs are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu, rather than by Sohu.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our, Beijing ITC’s, Sohu Era’s, Sohu Internet’s, Beijing Sohu’s, High Century’s, Hengda’s, Goodfeel’s or Tu Xing Tian Xia’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our, Beijing ITC’s, Sohu Era’s, Sohu Internet’s, Beijing Sohu’s, High Century’s, Hengda’s, Goodfeel’s and Tu Xing Tian Xia’s current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us, Beijing ITC, Sohu Era, Beijing ITC and Sohu Era, and VIEs Sohu Internet, Beijing Sohu, High Century, Hengda, Goodfeel or Tu Xing Tian Xia.

If we, Beijing ITC and Sohu Era, and VIEs Sohu Internet, Beijing Sohu, High Century, Hengda, Goodfeel and Tu Xing Tian Xia were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our, Beijing ITC’s, Sohu Era’s, Sohu Internet’s, Beijing Sohu’s, High Century’s, Hengda’s, Goodfeel’s or Tu Xing Tian Xia’s income;

•	revoking our, Beijing ITC’s, Sohu Era’s, Sohu Internet’s, Beijing Sohu’s, High Century’s, Hengda’s, Goodfeel’s or Tu Xing Tian Xia’s business licenses;

•	shutting down our, Beijing ITC’s, Sohu Era’s, Sohu Internet’s, Beijing Sohu’s, High Century’s, Hengda’s, Goodfeel’s or Tu Xing Tian Xia’s servers and/or blocking our websites;

•	requiring us, Beijing ITC, Sohu Era, Sohu Internet, Beijing Sohu, High Century, Hengda, Goodfeel or Tu Xing Tian Xia to restructure its ownership structure or operations; and

•	requiring us, Beijing ITC, Sohu Era, Sohu Internet, Beijing Sohu, High Century, Hengda, Goodfeel or Tu Xing Tian Xia to discontinue any portion or all of its Internet and value added telecommunication businesses.

We may rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants. Any dividend received by Sohu.com Inc. would be subject to US tax at 34% or 35%.

We are a holding company with no operating assets other than investments in Chinese operating entities, including Beijing ITC, Sohu Era, and Sohu Software, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our variable interest entities, Sohu Internet, Beijing Sohu, High Century, Hengda, Goodfeel and Tu Xing Tian Xia. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, and Sohu Software incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s and Sohu Software’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, and Sohu Software only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era and Sohu Software are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with Beijing Sohu, High Century, Hengda, Huohu, or Goodfeel.

As of September 30, 2005, Sohu had provided long-term loans of $7.3 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu, which is owned 80% by Dr. Zhang and 20% by High Century, High Century, which is owned 80% by Dr. Zhang and 20% by certain of our employees, Hengda, which is owned by two of our employees, and Huohu, which is owned 75% by Sohu Era and 25% by certain of our employees. Beijing Sohu, High Century and Hengda are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. In addition, in May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in Goodfeel. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, we loaned $1,208,000 to two employees of the company to purchase the interests in Goodfeel from High Century and Sohu Internet. In November 2004, we loaned $1,208,000 to another two employees of the company to purchase the interests in Hengda from the original shareholders.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of Goodfeel, High Century, Hengda, Beijing Sohu, or Huohu to us, (ii) the shares of Goodfeel, High Century, Hengda, Beijing Sohu, or Huohu cannot be transferred without our approval, and (iii) we have the right to appoint all directors and senior management personnel of Goodfeel, High Century, Hengda, Beijing Sohu, and Huohu. Dr. Zhang and the other employee borrowers have pledged all of their shares in Goodfeel, High Century, Hengda, Beijing Sohu, and Huohu as collateral for the loans and the loans bear no interest and are due on demand after October 2006, in the case of Goodfeel, after November 2003, in the case of High Century, the earlier of a demand or 2010, in the case of Beijing Sohu, after November 3, 2006, in the case of Hengda, and after June 2004, in the case of Huohu, or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

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

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to “Sohu.com,” “Focus.cn,” “17173,” “Goodfeel”, “Sogou” and “Go2Map”.

We have applied for the registration of our key marks in the PRC, including but not limited to Sohu.com, Focus.cn, 17173, Goodfeel, Sogou and Go2Map, so as to establish and protect our exclusive rights to the marks. However, we have succeeded in registering the marks “Sohu.com”, “Focus.cn” and “Go2Map” in the PRC under certain classes. The applications for the registration of the other marks or some marks under other classes are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to the Trademark Office of PRC’s determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

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

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party websites, which may be protected by law. In a recent judgment in China, which has not come into effect yet, a court has found that one of the industry participants infringed the rights of copyright owners for its MP3 download services and ordered it to pay compensation. This judgment has increased our exposure to copyright infringement and therefore, we may face increasing amounts of claims or lawsuits relating to our MP3 services.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiary, Beijing ITC, and Sohu Era, are wholly-foreign owned enterprises, or WFOEs, which are enterprises incorporated in mainland China and wholly-owned by our indirect subsidiary, Sohu Hong Kong. Beijing ITC, and Sohu Era are subject to laws and regulations applicable to foreign investment in mainland China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulation. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

Our reporting currency is the U.S. Dollar. However, substantially all of revenues are denominated in Renminbi. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Renminbi is no longer be pegged to the US dollars and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the Renminbi depreciates relative to the U.S. Dollar, our revenues as expressed in our U.S. Dollar financial statements will decline in value. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2003, the trading price of our common stock ranged from a low of $6.10 per share to a high of $43.40 per share, and during 2004 and nine months ended September 30, 2005, the trading price of our common stock ranged from a low of $13.56 per share to a high of $40.15 per share. On October 31, 2005, the closing price of our common stock was $15.14 per share.

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

Our chief executive officer, Dr. Charles Zhang, beneficially owns approximately $26.2% of the outstanding shares of our common stock and is our largest stockholder. Our chief executive officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 30.1% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

The Company’s functional currency is U.S. Dollar. Functional currency of the Company’s subsidiaries and VIEs in China is Renminbi. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management judgment is essential in determination of the functional currency by assessing various indicators, such as cash flow, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries are translated into U.S. Dollar, the functional currency of the Company, at exchange rate in effect at balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of September 30, 2005 and December 31, 2004 was a gain of $2.2 million and a loss of $6,000, respectively.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, receivables, payables and zero coupon convertible senior notes as of September 30, 2005:

	Expected Maturity Date						Total recorded value	Fair value
	Before September 30,
	2006	2007	2008	2009	2010	Thereafter
On-balance sheet financial instruments (in US$ ‘000)
Cash and cash equivalents:
in US$	27,575	—	—	—	—	—	27,575	27,575
in HK$	154	—	—	—	—	—	154	154
in RMB	90,747	—	—	—	—	—	90,747	90,747

Sub-total	118,476	—	—	—	—	—	118,476	118,476

Receivables
in US$	1,017	—	—	—	—	—	1,017	1,017
in HK$	35	—	—	—	—	—	35	35
in RMB	26,045	—	—	—	—	—	26,045	26,045

Sub-total	27,097	—	—	—	—	—	27,097	27,097

Investments in marketable debt securities
in US$	—	9,155	4,916	—	—	—	14,071	14,071

Payables
in US$	8,643	—	—	—	—	—	8,643	8,643
in HK$	6	—	—	—	—	—	6	6
in RMB	22,094	—	—	—	—	—	22,094	22,094

Sub-total	30,743	—	—	—	—	—	30,743	30,743

Zero coupon convertible senior notes
in US$	—	90,000	—	—	—	—	90,000	78,975

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of September 30, 2005, an unrealized loss of $125,000 was recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of September 30, 2005.

	Expected Maturity Date						Total recorded value	Fair value
	Before September 30,
(US$ ‘000)	2006	2007	2008	2009	2010	Thereafter
Investments in marketable securities	—	9,155	4,916	—	—	—	14,071	14,071
Average interest rate	—	4.92%	4.40%	—	—	—
Zero coupon convertible senior notes	—	90,000	—	—	—	—	90,000	78,975
Average interest rate	—	0%	—	—	—	—

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to our knowledge, threatened against us. From time to time we become subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our email, message boards, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. However, such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

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

During the nine months ended September 30, 2005, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005

SOHU.COM INC.

By:	/s/ Carol Yu
Chief Financial Officer (Principal Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended September 30, 2005

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu