Form 10-K
period 2005-12-31
SOHU COM INC
filed 2006-02-28
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2005 as reported on the Nasdaq National Market, was approximately $570 million.

As of February 22, 2006, there were 36,609,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2005 Annual Meeting of Stockholders to be filed on or about April 14, 2006 are incorporated into Part III of this report.

SOHU.COM INC

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou.com Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), and our Variable Interest Entities (or VIEs) Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang), and Beijing Sogou Information Services Co., Ltd. (or Sogou Information) and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview

Sohu is one of China’s premier Internet media companies providing millions of Chinese consumers with their daily source of information, communication and entertainment. We have built one of the most comprehensive matrices of Chinese languages Web properties and proprietary search engines, consisting of:

•	www.sohu.com, a leading mass portal and online media destination;

•	www.sogou.com, an interactive proprietary search engine with two billion retrieved pages and one billion indexed pages;

•	www.chinaren.com, a leading online alumni club;

•	www.17173.com, a leading games information portal;

•	www.focus.cn, a top real estate Website;

•	www.goodfeel.com.cn, a leading wireless service provider; and

•	www.go2map.com, a leading online mapping service provider.

Our Web properties offer the Sohu user community a broad range of choices of information, communication entertainment and commerce. According to the China Online Media Research Report published in December 2005 by Shanghai IResearch Co., Ltd., Sohu’s Websites (including Sohu.com, Sogou.com, Chinaren.com, 17173.com, and Focus.cn) have the highest number of visitors in China as monitored by Alexa.com.

We were incorporated in Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory and search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. On October 18, 2000, we completed the acquisition of ChinaRen, the leading youth community Website in China. On November 24, 2003, we completed the acquisition of Kylie Enterprises Limited, the owner of 17173.com, a Website providing information about multiplayer online games in China. On November 25, 2003, we completed the acquisition of All Honest International Limited, the owner of Focus.cn, a Website providing information about real estate in Beijing and Shanghai. On May 31, 2004, we completed the acquisition of Marvel Hero Limited and Goodfeel, a leading provider of value-added mobile data services for Wireless Application Protocol, or WAP, in China. On May 31, 2005, we completed the acquisition of Go2Map Inc. (and its affiliate, Tu Xing Tian Xia) one of the leading online mapping service providers in China. Through our acquisition and successful integration of these companies, we have built one of the most comprehensive networks of Web properties in China.

Substantially all of our operations are conducted through our indirect wholly owned PRC subsidiaries, Beijing ITC and Sohu Era, and our Chinese VIEs, Beijing Sohu, Hengda, Sohu Internet, Goodfeel, and Tu Xing Tian Xia. Since our inception, our business model has expanded to include other major business lines, including brand advertising, sponsored search, wireless services and other businesses, including online games and e-commerce.

We generate revenues through the sale of brand advertising, sponsored search, wireless services, e-commerce and online games.

In 2000, we started the e-commerce business, selling consumer products through store.sohu.com. In 2001, we began to provide wireless services for mobile phone users through sms.sohu.com. We have since expanded our wireless services to include short messaging services, or SMS, Wireless Application Protocol, or WAP, interactive voice response, or IVR, multimedia messaging services, or MMS, Ring Back Tone, or RBT. In 2003, we launched our first multiplayer online game, Knight Online. In July 2004 we launched our second multiplayer online game, Blade Online. In August 2004, developed upon the existing directory search capabilities, we introduced our new, all-inclusive, proprietary search engine under the brand name Sogou through Sogou.com. On February 25, 2005, we launched our upgraded search engine Sogou 2.0 with an expanded breadth of 500 million Chinese language indexed web pages, higher updating speed and shorter search time. On November 30, 2005, we launched Sogou version 2.5, which offers more advanced search functionality and an expanded database capacity covering two billion retrieved pages and one billion indexed pages.

Official Internet Content Service Sponsor for Beijing 2008 Olympic Games

In November 2005, we were selected as the official sponsor of Internet Content Services (or ICS) for the Beijing 2008 Olympic Games. According to the Sponsorship Agreement we entered into with Beijing Organizing Committee for the Games of the XXIX Olympiad (or BOCOG), we will provide exclusive services to BOCOG to construct, operate and host the official BOCOG Website, www.beijing2008.com, for this historic event.

Our Web Properties

We have matrices of seven Web properties, with Sohu.com being the Website attracting the highest level of Internet traffic. On all of our Websites, we offer basic content to our users on a free of charge basis.

Mass Portal - Sohu.com

Sohu.com’s portal consists of sophisticated Chinese language Web navigational capabilities, 24 main content channels, Web-based communications and community services and a platform for e-commerce and short messaging services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment and sports. We also offer free Web-based e-mail services. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features of our portal include proprietary Web navigational capabilities that reflect particular cultural characteristics and viewing habits of PRC Internet users.

Proprietary Search Engine - Sogou.com

Sogou, which means “Search Dog”, is Sohu’s proprietary search engine launched in August 2004. Sogou performs interactive searches of billions of Web pages using advanced algorithms. The user is taken through a fast and convenient interactive process to arrive at the most relevant selection of the integrated Website and page search results. On February 25, 2005, we launched our upgraded search engine Sogou 2.0 with an expanded breadth of one billion Chinese language indexed web pages, higher updating speed and shorter search time. In November 2005, we announced the launch of Sogou version 2.5, a further upgrade for our proprietary search engine. This newly upgraded Sogou 2.5 is more sophisticated with advanced spider technology and more intelligent in terms of crawling, selecting and ranking capabilities so as to provide more relevant, accurate and up-to-date Web search results. We intend to integrate Sogou 2.5 with the content strength of our comprehensive Internet platform and our community based product offering, which will enable us to obtain knowledge of our users’ online habits and interests, in order to optimize the overall search experience for our users.

Vertical Sites

Chinaren.com

We acquired ChinaRen in October 2000. ChinaRen is the largest online youth community in China, with over sixty-six million registered users as of December 2005. Schools and universities in China generally do not have alumni offices to cater to the needs of former students to organize their classes into long-term communities. As in other Asian societies, Chinese people hold strong ties of friendship and loyalty with their fellow alumni, which form the basis of their personal and professional relationship networks. ChinaRen has leveraged a critical mass of loyal users to create one of the leading on-line alumni networks in China.

17173.com

The Sohu games portal www.17173.com was launched in 2000 as the first online games portal in China and was acquired by Sohu in November 2003. 17173.com is a leading online destination for game players seeking information on games and feedback from other players on the sites message boards. With over 100 game zones and millions of registered users supported by alliances with over 10,000 Internet cafés, 17173.com is the largest online games information and community Website in China. The games portal www.17173.com is widely recognized as a market leader among the games Websites in China, with strong expertise in running the Website, building a game community and developing relationships with advertising clients in the online games industry.

Focus.cn

Focus.cn is a leading real estate Website in China. Focus.cn attracts many users who are homeowners with high income and real estate professionals. Launched in 1999, Focus.cn has developed into what we believe is one of the most influential Websites serving the Beijing market. The Focus.cn platform serves as a basis for regional expansion in other key urban areas where Internet penetration is highest in China. Since our acquisition of Focus.cn in November 2003, the Website has successfully rolled out into nine cities. Real estate is the number one advertising category for print media and we expect online media to gain market share in this area in coming years.

Goodfeel.com.cn

Goodfeel is a leading WAP service provider in China, offering various WAP services including ring tone and picture download. Goodfeel.com was founded in November 2001 and was acquired by us in May 2004. Goodfeel has since been integrated with our WAP business. We believe it is important for Sohu to maintain a presence on the wireless side, and more specifically in WAP, in anticipation of the imminent launch of third generation of mobile network in China in the future and the burgeoning market that it will bring.

Go2Map.com

Go2Map is one of the leading online mapping services providers in China founded in 1999. Go2Map mapping information platform enables online mapping services through different Internet/Intranet platforms, mobile phones, call centers and PDAs. Go2Map’s database covers points of interests in more than 200 cities across China, which has enabled it to develop multiple business applications, including sales of software and map information resources. Go2Map also provides Web surfers a free on-line mapping inquiry system in large Chinese cities. We acquired Go2Map in May 2005, and believe that Go2Map’s expertise in professional location-based information will enhance our search engine capabilities as well as online Website content.

Our Products and Services

Products and Services for Businesses

Brand Advertising

In brand advertising, we enjoy a strong competitive position as one of the top portals in China. We provide brand advertising services across our matrices of Web properties. Our offerings enable advertisers to post their advertisement in different forms, including textual, rich media and graphic advertisement, and in different locations on our portals and our affiliate Websites. Our brand advertising products include banners, links, logos, buttons and stream advertisements placed on our Websites and sponsorships that typically focus on a particular event or a particular Website area. We charge advertisers daily or hourly rates for banners, links, logos, buttons and stream advertisements. Sponsorship contracts for a particular area of a Website or for a particular event may require fixed payments over the contract period. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our Website. Discounts from standard rates are typically provided for higher-volume, longer-term advertising contracts, and may be provided for promotional purposes.

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Websites. During the year ended December 31, 2005, approximately 800 companies advertised on our Websites. Our customers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies, which are mainly medium or large size companies. We plan to continue focusing on Chinese domestic and multinational companies as our key advertisers. In 2005, our five largest advertisers accounted for approximately 17% of total brand advertising revenues. Sohu has entered into agreements with each of these advertisers. Most of these agreements have terms of less than 12 months.

The focus of our marketing strategy is to generate brand and product awareness for Sohu.com in China with advertisers, Internet users and the general public. During the year ended December 31, 2005, we spent approximately $7.6 million in advertising and promotion expenses. As a pioneer of the PRC Internet industry, we have been able to generate substantial public awareness of Sohu in China. In September 2005, we were ranked by the Financial Times among the “Top 10 Chinese Global Corporate Brands”.

As of December 31, 2005, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $5.5 million, of which $0.2 million of services were not required to be provided during the twelve months ended December 31, 2006. $5.3 million of such services are considered backlog. Based on our advertisers’ existing contractual obligations, we expect that $0.2 million of such obligations will not be fulfilled by December 31, 2006.

Sponsored Search

We offer a series of sponsored search offerings, aiming at small and medium sized enterprises that pay fees to list on our search results, in our directory. Through our sponsored search services, we provide advertisers a cost-effective way to deliver advertisement to targeted customers by displaying advertisements in response to user actions, such as a keyword search. We offer both paid listing and bid listing on our search engine and online directory, as well as listings in our classified advertisement section. For paid listing, advertisers pay fixed lump-sum fees based on priority and keywords within a certain period. For bid listing, advertisers pay us according a cost per click bidding price set by the advertisers.

Revenues from sponsored search are derived from a fixed fee model of paid listing, listing in our classified advertisement section and a pay-for-click model of bid listing services. We market our paid search services through the use of approximately 250 distribution agents as well as our internal sales force. We also have a Website Alliance network with more than 5000 members, whereby our bid listing advertisers could choose to also post their links in different Websites of the Website Alliance members so as to increase the chance of click-through.

As of December 31, 2005, approximately 39,000 small and medium enterprises had paid to list on our Websites for search results and our directory.

Products and Services for Users

We provide an array of products and services to our users through our Web properties, including aggregated content, communication and community, search and directory, wireless services, e-commerce and online games.

Aggregated Content

We also are a leading aggregator of content, and provide contents on a variety of topics. We organized around 24 main channels on the Sohu portal. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. We also have regional Websites in sixteen different cities in China. As of December 31, 2005, we had over one thousand content partners, which enable us to provide a wide range of content offerings. Our content partners are leading Chinese language media and information providers in a variety of fields with coverage of major cities in China. Our arrangements with content partners are normally short-term and non-exclusive. In addition, we have established exclusive partnership/sponsorships with some of our important content partners and sponsors, including NBA, Disney, Formula One, Sprite and China Tennis Open. Such exclusive content partnerships or sponsorships enable us to differentiate our brand advertising offering from other brands and to improve and strengthen our brand.

All of our channels, including co-branded third party content on our portal, are defined by the following features, that together constitute the distinct Sohu “look and feel”: the Sohu.com logo, the “Search Fox” mascot that displays different postures in different channels, the navigation bar, the color combination, the size and type of the Chinese characters, the spacing of the characters used in our directories and the reporting style. Below are descriptions of some of our main channels.

News	Delivers a comprehensive selection of local, national and international news from newspapers, magazines and other information providers throughout China. Full text search is available on each page.

Business and Finance	Features business and financial news provided by leading financial information services in China covering both domestic and international markets. Users can retrieve real-time stock quotes, exchange rates, annual reports, research reports and other information on selected listed companies in China.

Automobile	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese automakers. Also provides automobile features, news, and product reviews.

Real Estate	Together with Focus.cn, this channel offers directories of apartment, residential housing and commercial housing listings in nine major cities in China, and publishes advice and information on general real estate and home furnishing matters.

Sports	Provides the latest in national and international sports headlines, results, commentaries and analyses.

Information Technology	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese companies in the information technology industry. Features information technology news, product reviews and software downloads.

Entertainment	Contains extensive coverage of the entertainment arenas that are of interest to Chinese users, including dining, movies, television programs, plays, operas and popular and classic music.

Music	Provides dedicated news and stories on singers and industry developments, and billboard listings for popular songs.

Women	Covers a broad range of lifestyle-related topics that are of particular interest to Chinese women, including fashions and trends, beauty, society, emotion and other areas.

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users that are important in promoting user affinity to our portal network:

Alumni Club	Alumni Club is a database service containing information on schools, classes and classmates that allows classmates to communicate and find each other. As of December 31, 2005, there were approximately sixty-six million registered users.

E-Mail	We offer e-mail services to our users with up to two-gigabyte free memory. We also offer e-mail access via mobile phone, for which users pay a monthly subscription fee.

Blogs	Blogs in an interactive platform for users to build their own space by posting their articles and pictures, and allow sharing of information amongst users.

Picture Gallery	Offers a space for users to post their favorite pictures and allow interaction with other users. Organizes the collected pictures in categories and offers searching function to users for locating different pictures.

Message Boards	Users can post and exchange information on message boards covering 16 main topics ranging from education and travel to fashion and sports.

Instant Messaging Services	Our “SOQ” offers real time chat.

Search and Directory Services

We started as China’s first online search company in 1997 under the brand Sohu, which means Search Fox, and have continuously developed our in-house search technology. We launched our search brand, Sogou, which means Search Dog, in 2004. Currently, we provide both keyword search services and search directory services to our users. Under the keyword search, the end users type in the keyword in the search box on the Website, and a list of Website linkages that are related to the searched keyword will be shown in the search results page. The search directory is structured as a search engine by categories. The end user can choose the search type from the nine categories and are linked to the corresponding Websites to continue the search process.

Over the years, our in-house directory of Websites have been continuously maintained and expanded. With a search database of two billion retrieved web pages and one billion indexed pages, we believe Sohu has the world’s largest online search database in the Chinese language. In addition to the Website search services, we offer to our users the following featured search services through our search engine to help users find relevant information quickly and easily.

News Search	Our News Search gathers information from over 2000 sources, provides links to local, national and international news and updates our gathering every minute, which enable users to get the most updated information.

Music Search	Music Search enables people to easily find music, songs, lyrics, ring tones and other multimedia files on the Internet. The users can also sort our Music Search links by various categories, such as lists of top pop songs and singers, which are updated automatically every week based on the number of clicks.

Picture Search	Picture search enable users a convenient method to search for relevant pictures by keywords.

Say Board	Our Say Board provides users with a query-based searchable community to exchange views and share knowledge and experiences. Users can search, read and browse Internet message boards and post messages to other members of the community.

Map Search	With advanced technology, our Map Search helps users search maps, get directions, and find locations quickly and easily in China.

Search Directory	Through our Search Directory, users are able to browse and search categorized Websites. Our directory contains over 50,000 categories and over 500,000 selected Websites.

Shopping Search	Our Shopping Search helps people to find commodities online. We help users locate stores that sell the items they are seeking and point them directly to the Websites where they can shop.

Wireless Services

We also operate as a service provider to China’s leading mobile operators, offering a wide range of wireless products focused on entertainment, information and communications. These products are available to end users via a broad choice of technologies, such as SMS, WAP, IVR, MMS and RBT services. We provide wireless services through all of the four Chinese mobile network operators and their provincial subsidiaries.

We offer a variety of products and services to our users through our Websites, mobile phones by utilizing the contents of our portals to create fee-based services. Users can purchase our wireless services through our Websites or through mobile phones and pay for such services on a monthly subscription basis or per-message basis. Users may subscribe to receive news, alerts and other information, download ring tones and logos, access email and alumni clubs, participate in dating and friends matching as well as play games, and order other mobile related contents. We provide our services mainly pursuant to our cooperation arrangements with mobile network operators. We do not directly bill and collect fees from users. Instead, we rely on mobile network operators to bill and collect our service fees. Pursuant to our cooperation arrangement with mobile network operators, the monthly service fees charged on users range from $0.062 to $3.715 per month and single message fees range from $0.006 to $0.495 per message. For the year ended December 31, 2005, approximately 56% of our SMS revenue was derived from consumers who subscribe for monthly services. After collecting service fees from users on behalf of Sohu, mobile network operators will deduct a percentage of such revenue as gateway fees and service fees before paying the balance to us. Such percentages normally ranges from 10%- 60% based on contract rates.

E-commerce

We started the e-commerce portion of our business in 2000, selling products at store.sohu.com. We made direct sales to customers (the B2C model). Under the B2C model, we purchased products from suppliers, stocked the goods in our warehouse, and, upon receiving orders from customers through our Websites arranged for delivery. In 2005, we implemented an additional business model, n2N model. Under the n2N model, suppliers list their products on our Website, and receive orders directly from customers through the Website. We do not keep any inventory. Currently, the consumer products listed on our Website consist of various categories, such as books, music disks, videos, health care products, cosmetics, gifts, apparel and accessories. We are now in the process of converting our remaining e-commerce businesses under B2C model to n2N model.

Online Games

We currently operate two multiplayer online role playing games (MMORPG games), namely, Knight Online and Blade Online. The former was licensed from a Korean developer and launched in 2003. The latter was co-developed with a Beijing-based game studio and launched in 2004. In addition to MMORPG games, we also operate a casual game platform on our portal, mainly consisting of self-developed chess and board games. Our online games revenues have been included within our other non-advertising revenues and are a relatively small part of our business. In October 2005, we started to offer our Knight Online free of charge with virtual products offered to users to generate income.

Competition

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, wireless services, e-commerce transactions and potential partners. The Internet market in China is relatively new and rapidly evolving. Competition is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet market, including Sina, Netease, Tecent, Baidu, Tom Online, KongZhong, Linktone, Shanda, Google and Yahoo! China. In addition, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities. These private and government sponsored competitors may have certain competitive advantages over us in terms of:

•	substantially greater financial and technical resources;

•	more extensive and well developed marketing and sales networks;

•	better access to original content and information;

•	greater global brand recognition among consumers; and

•	larger customer bases.

We compete with other portals in China primarily on the following basis:

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of our Websites and content;

•	strategic relationships;

•	quality of our services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	price.

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In particular, our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, Google and Yahoo! China. In addition, operators of leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and America Online, currently offer, and could expand, their online products and services targeting China. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues. Please refer to “Risk Factors” for a more detailed discussion of the risks we face from our competitors.

Government Regulation and Legal Uncertainties

The following description of PRC laws and regulations is based upon the opinions of TransAsia Lawyers, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

Regulatory Authorities

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered extensively by a number of existing laws and regulations issued by various PRC governmental authorities, including:

•	the Ministry of Information Industry, or MII (formerly the Ministry of Post and Telecommunications, or MPT);

•	the Ministry of Culture, or MOC;

•	the Ministry of Public Security;

•	the State Administration of Industry and Commerce, or State AIC;

•	the General Administration for Press and Publication, or GAPP (formerly the State Press and Publications Administration, or SPPA);

•	the State Administration for Radio, Film and Television, or SARFT; and

•	the State Council Information Office, or SCIO.

Telecommunications Laws and Regulations

Among all of the applicable laws and regulations, the Telecommunications Regulations of the People’s Republic of China, or the Telecom Regulations, implemented on September 25, 2000 is the primary governing law, which sets out the general framework for the provision of telecommunication services by domestic PRC companies. According to the Telecom Regulations, it is a requirement that telecommunications service providers procure operating licenses prior to their commencement of operations. The Telecom Regulations draws a distinction between “basic telecommunications services” and “value-added telecommunications services.” Value-added telecommunications services are defined as telecommunications and information services provided through public networks. A “Catalogue of Telecommunications Business,” was issued as an attachment to the Telecom Regulations to categorize telecommunications services as basic or value-added. In February 2003, the Catalogue was updated, which categorized online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search as value-added telecommunications services. Accordingly, there are various types of telecommunications services in which Sohu is engaged that are regulated as value-added telecommunications services.

Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which were issued by the PRC State Council on December 11, 2001, and became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, must be established as Sino-foreign equity joint ventures. FITEs can undertake operations in basic telecommunications services and value-added telecommunications services. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to an FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

In view of the restrictions on foreign direct investment in the telecommunications sector, we established several domestic Variable Interest Entities, or VIEs, to engage in value-added telecommunications services. For a detailed discussion of our VIEs, please refer to below “Our PRC Corporate Structure”. In accordance with the FITE Regulations and Sino-Foreign Equity Joint Venture Law, we may consider establishing a foreign-invested telecom entity at an appropriate time.

On December 26, 2001, the MII promulgated the Administrative Measures for Telecommunications Business Operating Licenses, or Telecom License Measures, to supplement the Telecom Regulations. The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China (including FITEs), namely, licenses for basic telecommunications services and licenses for value-added telecommunications services. With respect to the latter, a distinction is made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities of the enterprise to which it was granted. An approved telecommunication services operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded on its Telecommunications Services Operating License.

On August 18, 2004 and May 30, 2005, the MII issued to Sohu Internet and Goodfeel, respectively, a Value-Added Telecommunications Services Operating License each of which authorized the provision of value-added telecommunication services nationwide. Both of these licenses have a valid term of five years and are subject to annual inspections. In addition to the Value-Added Telecommunications Services Operating License, we are required to obtain various types of other licenses and permits so as to provide Internet-related services in China. For a detailed discussion, please refer below to “Classified Regulations”.

Our PRC Corporate Structure

We have the following wholly owned subsidiaries in China:

•	Beijing ITC, established in 1997 by Sohu Hong Kong;

•	Sohu Era, established in 2003 by Sohu Hong Kong;

•	Sohu Software, established in 2003 by Sohu Hong Kong; and

•	Go2Map Software, acquired in 2005 as a result of the acquisition of Go2Map Inc.

Beijing ITC, Sohu Era, Sohu Software and Go2Map Software are structured as wholly foreign-owned companies engaged in the development of Internet technologies and related software. Under current PRC law, the legal establishment of wholly foreign-owned companies must be approved by the relevant local branch of the MOC, and such companies may commence operations only upon the issuance of a business license by the relevant local branch of the State AIC, such as the Beijing AIC, Beijing ITC, Sohu Era, Sohu Software and Go2Map Software have been issued business licenses by Beijing AIC, and each of them has obtained a New Technology Enterprise Qualification Certificate issued by Beijing Science and Technology Commission.

In the opinion of TransAsia Lawyers, Beijing ITC, Sohu Era, Sohu Software and Go2Map Software have presently satisfied both of the aforementioned requirements.

As mentioned above, telecommunications value-added services business is an area in which foreign investment is restricted. Thus, we have established the following VIEs through contractual arrangements with our subsidiaries to perform certain value-added telecommunications services.

•	Beijing Sohu, a PRC company established in 1998, and 80% owned by Dr. Charles Zhang, our founder, Chairman and Chief Executive Officer, and 20% owned by High Century. Beijing Sohu is structured to provide Internet-related services in China;

•	High Century, a PRC company established in 2001, and 80% owned by Dr. Charles Zhang, our founder, Chairman and Chief Executive Officer, and 20% owned by one of our non-executive employees. High Century is structured as an investment management and consulting company in China;

•	Hengda, a PRC company established in 2002, that is owned by two of our non-executive employees. Hengda is structured to provide Internet-related services in China;

•	Sohu Internet, a PRC company established in 2003, that is 75% owned by High Century and 25% owned by Hengda. Sohu Internet is structured to provide Internet-related services in China;

•	Goodfeel, a PRC company we acquired in 2004. Goodfeel is owned by two of our non-executive employees and has entered into a series of agreements to provide wireless services in China;

•	Huohu, a PRC company established in 2005. Huohu is owned by Sohu Era and an employee of Sohu. Huohu is structured to engage in software and technology development for the gaming business;

•	Tu Xing Tian Xia, a PRC companies we acquired in 2005. High Century and Sohu Internet own 56.1% and 43.9% interests in Tu Xing Tian Xia, respectively. Tu Xing Tian Xia is structure to provide online mapping service in China;

•	Feng Yang Tian Lang, a PRC company that we established in December 2005. High Century and Sohu Internet each holds 50% of the equity interests in Feng Yang Tian Lang, which is structured to engage in the online advertising business; and

•	Sogou Information, a PRC company that we established in December 2005. Sogou Information is owned by two of our non-executive employees and is structured to provide Internet-related services in China.

Sohu has extended interest-free loans to those individuals to fund their capital investment in these VIEs. We have also entered into a series of agreements with the individual shareholders to transfer their shares in the VIEs to us when required to do so. All of our VIEs presently have valid business licenses issued by the relevant local branch of the State AIC. In addition, Hengda, Sohu Internet, Goodfeel, Tu Xing Tian Xian, and Huohu have been issued New Technology Enterprise Qualification Certificates by Beijing Science and Technology Commission.

In the opinion of TransAsia Lawyers, the ownership structures of each of Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information comply with all existing laws, rules and regulations of the PRC and each of the thirteen companies as described herein has the full legal right, power and authority, and has been duly approved to carry on and engage in the business as described in its business license.

Classified Regulations

Online Advertising

On May 18, 2000, the State AIC issued to Beijing ITC an advertising operating license, which enables us to conduct our online advertising business. The State AIC has renewed this license annually. In September 2003, this license was transferred to Sohu Era as part of our restructuring. On January 1, 2004, the State AIC issued a new license to Sohu Era with a one-year term.

In accordance with the Administrative Regulations for Advertising Licenses and the Implementation Rules for the Administrative Regulations for Advertising, both of which were issued by the State AIC on November 30, 2004 and effective as of January 1, 2005, enterprises (except for broadcast stations, television stations, newspapers and magazines, non-corporate entities and other entities specified in laws or administrative regulations) are generally exempted from the previous requirement to obtain an Advertising License. Exempted enterprises are only required to apply for the inclusion of advertising services in their business license. In 2005, we applied for approval to amend Sohu Era’s business license accordingly.

In 2005, we established Feng Yang Tian Lang to provide online advertising services. Feng Yang Tian Lang has been issued a business license and its business scope includes the provision of online advertising services.

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

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their home page. ICPs are required to police their Websites in order to remove certain prohibited content. This obligation reiterates Internet content restrictions that have been promulgated by other PRC ministries.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner.

On June 4, 2003, the Beijing Telecommunications Administration, or BTA (the municipal branch of the MII), issued to Beijing Sohu a Telecommunications and Information Services Operating License (or “ICP license”). On July 28, 2003, the BTA issued to Sohu Internet an ICP license. On June 10, 2004, Goodfeel obtained an ICP license issued by BTA. On April 21, 2005, Tu Xing Tian Xia was issued an ICP license by BTA. On December 3, 2005, the BTA issued to Sogou Information an ICP license. All of these ICP licenses have a valid term of five years and are subject to annual inspections.

Online News Dissemination

On September 25, 2005, the Administrative Regulations for Internet News Information Services (or “News Regulation”) were jointly promulgated by the State Council Information Office and MII to replace the previous Provisional Rules for the Administration of the Operation of News Publication Services by Web Sites (or “Old News Rules”) issued November 7, 2000. The News Regulations stipulate that general Websites established by non-news organizations, such as Sohu, may publish news released by certain official news agencies if such Websites satisfy the requirements set forth in Article 8 of the regulations, but may not publish news items produced by themselves or other news sources. The aforementioned requirements include the following:

•	they must comply with the constitution, laws and regulations of the PRC, not mislead but to uphold the correct direction and properly guide the society’s public opinion, and safeguard national and public interests;

•	they must have sound administrative rules and regulations concerning Internet news services; they must have the necessary premises, equipment and legally-raised funds;

•	they must have ten or more professional news editors, at least five of whom having worked at a news agency for a minimum of three years;

•	they must be legal persons that have been legally established for at least two years, engaged in the operation of Internet news services and have not had administrative penalties imposed due to violation of laws and regulations on the administration of Internet news services within the last two years.

•	if the applicant is an enterprise legal person, its registered capital must not be less than RMB 10,000,000; and

•	they must only republish or disseminate news published by State news agencies or news agencies directly subordinate to the respective governments of the provinces, autonomous regions or directly-administered municipalities without distorting the original news information regarding current events and political affairs to the public, and indicate the source of such news information; and shall not publish news gathered and edited by themselves.

The aforementioned rules also require the general Websites of non-news organizations to apply to the SCIO at the national level for approval after securing the consent of the SCIO at the provincial level before they commence providing news dissemination services. Also, general Websites intending to publish news released by the aforementioned news agencies or bureaus must enter into agreements with them and submit copies of those agreements to the relevant administration department.

On May 11, 2004, Sohu Internet obtained the permit to engage in online news dissemination services, which was issued by the Information Office of the Beijing Municipal Government (the local arm of the SCIO) under the Old News Rules. Although the News Regulation was promulgated in 2005, to date, the permit issued under the Old News Rules is still valid. We have made the necessary preparations to apply for the new permit as and when required.

Internet Medical, Health and Pharmaceuticals Information Services

The Measures for the Administration of Internet Medical and Health Information Services were issued by the Ministry of Health , or MOH, on January 8, 2001. Under these measures, the MOH is responsible for reviewing the qualifications of Websites and approving their publication of health-related information. Additionally, in accordance with the Provisional Rules for the Administration of Internet Pharmaceuticals Information Services, issued by the State Food and Drug Administration, or SFDA, on July 8, 2004, the formal approval of the SFDA or one of its local branches is required before a Website may disseminate information concerning pharmaceuticals.

According to the aforementioned regulations, medical, health and pharmaceutical information provided by Websites must be scientific and accurate, and must indicate the sources of such information. Websites that are approved to disseminate such information must also publish or reprint health policies, information on epidemics and major health-related incidents, and other health-related information in accordance with law. Furthermore, medical and pharmaceutical advertisements published by such Websites must not exaggerate the efficacy or promote the medical uses of such products.

Beijing Sohu obtained the aforementioned approvals from and completed registrations with the MOH on June 12, 2002. On October 25, 2004, Sohu Internet received from the SFDA approval to disseminate information concerning pharmaceuticals.

Online Audiovisual Transmission

On July 6, 2004, the SARFT issued the Measures for the Administration of the Transmission of Audiovisual Programs over Information Networks such as the Internet, which came into effect on October 11, 2004. These measures provide that Websites authorized to disseminate news may apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs allowing the online dissemination of streaming media. In accordance with these measures, we have applied to the SARFT for this permit in 2005.

Internet Publishing

The Rules for the Administration of the Publications Market, issued by the GAPP on July 16, 2003, define the online distribution of publications as the offering of online subscriptions for, and the purchase, storage, shipment, and sale of, publications over the Internet. On June 27, 2002, the GAPP and MII jointly issued the Provisional Rules for the Administration of Internet Publishing, or Internet Publishing Rules, which define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works primarily include content or articles formally published publicly in other press such as: (a) books, newspapers, periodicals, audio-visual products and electronic publications and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited. Under the Internet Publishing Rules, Web portals such as ours are required to apply to and register with the GAPP before distributing Internet publications.

In this regard, Sohu Internet obtained approval from the Beijing News and Publications Bureau (the local arm of the GAPP) on January 26, 2004, to distribute Internet publications.

Online Games and Cultural Products

On December 30, 1997, the SPPA (renamed as the GAPP) issued the Rules for the Administration of Electronic Publications, or Electronic Publication Rules, which took effect as of January 1, 1998. The Electronic Publication Rules outline a licensing system for business operations involving electronic publications, which are currently interpreted by the GAPP to include online games. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of, and register the copyright licensing contract with the GAPP.

On May 10, 2003, the MOC issued the Provisional Regulations for the Administration of Online Culture, which took effect on July 1, 2003. This regulation applies to entities engaging in activities related to “online cultural products,” including music and video files, network games, animation features and audiovisual products, performed plays and artwork converted for dissemination via the Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

•	the production, duplication, importation, wholesale, retail, leasing or broadcasting of online cultural products;

•	the dissemination of online cultural products on the Internet or transmission thereof to computers, fixed-line or mobile phones, radios, television sets or gaming consoles for the purpose of browsing, reading, using or downloading such products; or

•	the exhibition or holding of contests related to online cultural products.

On May 14, 2004, the MOC issued the Notice Regarding the Strengthening of Network Game Censorship. This notice mandates the establishment of a new committee under the MOC that will screen imported online games for politically sensitive content. The committee will censor games that “threaten state security”, “disturb the social order”, “distort historical facts” or infringe on third party intellectual property rights.

On July 12, 2005, the MOC and the MII promulgated the Opinions on the Development and Administration of Online Gaming, reflecting the Chinese government’s intent to foster and control the development of the online gaming industry in China.

On September 5, 2003, the MOC issued an Online Culture Operating Permit to Sohu Internet, authorizing us to provide online game services. This permit is subject to annual inspection.

In 2003, Beijing Sohu entered into contracts with a Korean computer game production company to import and publish on our Website one of its games, Knight Online within the PRC. In order to meet the legal requirements discussed in the paragraph above, Beijing Sohu obtained the GAPP’s approval and registered the copyright licensing contract. The agency has completed these procedures, and the relevant licensing and approval codes are posted on the section of our Website relating to this specific online game. On June 1, 2004, the GAPP also issued an approval for the publication of another computer game, Blade Online to us.

In addition, we are prepared to adopt any measure that may be required by the relevant authorities in response to the government’s intention to strengthen its control over the online gaming industry.

E-Signatures and E-Commerce

On August 29, 2004, the Standing Committee of the 10th PRC National People’s Congress passed the Electronic Signature Law of the People’s Republic of China, or E-Signature Law, which took effect as of April 1, 2005. This law details the procedures for the use and verification of electronic signatures, or e-signatures, in order to conclude legally binding documents. In many respects, the law will enact, at a national level, certain provisions that are already effective in Guangdong Province under local legislation.

The E-Signature Law provides that, in order for an e-signature to be legally valid, it must identify the signer, confirm the content of the signed file and be verified by an online signature certification authority. The law also establishes a regulatory framework for the administration of such certification authorities by the Chinese government.

Between June 10 and June 30, 2005, the People’s Bank of China presented the Draft Administration Measures on Payment and Settlement Organizations for public comment. Such measures are still undergoing revision and are expected to be promulgated in the near future.

As the legal framework in this area develops, we will attempt to adopt the necessary measures to ensure our full and continued compliance with PRC law.

Online Audiovisual Products

In accordance with the Measures for the Administration of the Wholesale, Retail and Rental of Audiovisual Products, promulgated by the MOC on March 28, 2002, and effective as of April 10, 2002, the MOC oversees a permit system for the importation, wholesale, retail and rental of audiovisual products in China. Article 19 of these measures stipulates that the online sale of audiovisual products shall also be subject to the same permit system.

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

Under the above regulations, any entity wishing to access international connections for their computer information networks in the PRC must comply with the following requirements:

•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections through an international communications gateway established with the approval of the MII.

We adopted the relevant measures to ensure that we are in proper compliance with all of these requirements.

Information Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000); and

•	Measures for the Administration of Commercial Website Filings for the Record (2002) and their Implementing Rules (2002).

These pieces of legislation specifically prohibit the use of Internet infrastructure where it results in a breach of public security, the provision of socially destabilizing content or the divulgence of State secrets, as follows:

•	“A breach of public security” includes breach of national security or disclosure of state secrets; infringement on state, social or collective interests or the legal rights and interests of citizens or illegal or criminal activities.

•	“Socially destabilizing content” includes any action that incites defiance or violation of Chinese laws; incites subversion of state power and the overturning of the socialist system; fabricates or distorts the truth, spreads rumors or disrupts social order; advocates cult activities; or spreads feudal superstition, involves obscenities, pornography, gambling, violence, murder, or horrific acts or instigates criminal acts.

•	“State secrets” are defined as “matters that affect the security and interest of the state.” The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and “other State secrets that the State Secrecy Bureau has determined should be safeguarded.”

According to the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them to update regularly with the local public security bureau regarding information security and censorship systems for their Websites. In this regard, the Detailed Implementing Rules for the Measures for the Administration of Commercial Website Filings for the Record, promulgated in September 1, 2000 by the Beijing AIC, state that Websites must comply with the following requirements:

•	they must file with the Beijing AIC and obtain electronic registration marks;

•	they must place the registration marks on their Websites’ homepages; and

•	they must register their Website names with the Beijing AIC.

Beijing Sohu and Sohu Internet successfully registered their Websites with the Beijing AIC on January 6, 2001, and September 11, 2003, respectively. Accordingly, the electronic registration mark is prominently placed on its homepage.

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

Accordingly, we have established an internal security committee and adopted security maintenance measures, employed a full-time supervisor and exchanged information on a regular basis with the local public security bureau with regard to sensitive or censored information and Websites.

Encryption Software

In October 1999, the State Encryption Administration Commission promulgated the Regulations for the Administration of Commercial Encryption, followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission. Both of these regulations address the use in China of software with encryption functions. According to these regulations, encryption products purchased for use must be reported. Violation of the encryption regulations may result in the issuance of a warning, levying of a penalty, confiscation of the encryption products and even criminal liabilities. On March 18, 2000, the Office of the State Commission for the Administration of Cryptography issued a public announcement regarding the implementation of those regulations. The announcement clarifies the encryption regulations as follows:

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

We are in full compliance with current PRC legislation governing encryption software.

Wireless Services

Sohu Internet and Goodfeel’s business activities include the provision of online services related to wireless services, including SMS, WAP, IVR, MMS, and RBT.

On April 25, 2004, the MII issued a notice stating that mobile network operators can only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MII before conducting operations, and that such carriers must terminate mobile network access for those providers who have not secured the required licenses within a thirty-day grace period. On the basis of the said notice, China Mobile Communication Corporation, or CMCC, has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of CMCC on April 12, 2004.

Sohu Internet and Goodfeel were granted the license to provide trans-regional value-added telecommunication services on August 18, 2004 and March 30, 2005, respectively.

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

Consumer Protection and E-mail Services

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

We also understand that the MII will most likely promulgate a new regulation in the near future, the Measures for the Administration of the E-mails, to administer the provision of e-mail services by ICPs.

According to this proposed new regulation, the “opt-in” system is expected to be introduced into the area of e-mail services to protect users’ information. Moreover, ICPs are required to procure the necessary permit from the authorities for their provision of any e-mail services. We will apply for such permit after the new regulation comes into effect.

We are aware of the increasingly strict legal environment covering consumer protection in China, and we attempt to adopt all necessary measures to ensure that our business complies with these evolving standards.

Conclusion

In the opinion of TransAsia Lawyers, our companies are approved to engage in the specific online services (categorized and addressed in the above sections) as described in the respective scopes indicated in the corresponding licenses and/or permits issued to the respective companies.

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

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (2) Sohu.com (stylized), registered on August 1, 2000; and (3) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “Sohu.com” issued by the China Trademark Office in October 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including the Sohu Fox logo, 17173.com, Focus.cn, Goodfeel, Sogou, Go2Map and their corresponding Chinese version marks. We received a registration certificate for the mark “Focus.cn” in November 2004, while the others are still under examination by the China Trademark Office. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

Many parties are actively developing chat, homepage, search and related Web technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies may arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

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

Technology Infrastructure

Currently, we have established two main service provision centers in Beijing through China Netcom Communication Corporation, or CNC, to maintain most of our servers. In addition, we have established a branch node in the Sichuan Province through China Telecom Sichuan Publish Information Industry Co., Ltd., a branch node in Shanghai through Shanghai Telecom, and a branch node at the Tsinghua University through China Education and Research Network, or CERNET, in order to provide better services to users in southwestern China and users of CERNET, respectively. CNC, China Telecom Corporation, or China Telecom, and CERNET are three largest Internet connection service providers in China and their nodes in Beijing are the central hubs of the ChinaNet backbone.

We have developed a close working relationship with CNC and its Beijing Subsidiary, China Telecom and CERNET. Our operations depend on the ability of CNC’s Beijing Subsidiary, China Telecom and CERNET to protect their systems against damage from fire, power loss, telecommunications failure, break-ins and other events. CNC’s Beijing Subsidiary, China Telecom and CERNET provide us with support services twenty-four hours per day, seven days per week. CNC’s Beijing Subsidiary, China Telecom and CERNET also provide connectivity for our servers through multiple high-speed connections. All facilities are protected by multiple power supplies.

For reliability, availability, and serviceability, we have created an environment in which each server can function separately. Key components of our server architecture are served by multiple redundant machines. We also use in-house and third-party monitoring software. Our reporting and tracking systems generate daily traffic, demographic and advertising reports. We deploy load balance equipment to avoid single point failure.

Our portal must accommodate a high volume of traffic and deliver frequently updated information. Components or features of our portal have in the past suffered outages or experienced slower response times because of equipment or software down time. These events have not had a material adverse effect on our business to date, but such events could have a material adverse effect in the future.

Employees

As of December 31, 2005, we had 1,634 full-time and part-time employees. We also employ independent contractors to support our research and development, marketing, sales and editorial departments. None of our personnel are represented under collective bargaining agreements.

Our senior management, key executives and most full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. In addition, most of our employees have employment agreements with Beijing ITC, Sohu Era, Beijing Sohu, Sohu Internet and Go2Map Software, our PRC operating entities, which contain similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A significant number of our employees hold stock options in Sohu, which provide additional financial incentives to them. These options generally vest over a period of one to four years.

Available Information

Our corporate Website is located at http://corp.sohu.com. We make available free of charge on or through our corporate Website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. You will find links to copies of these reports, and to copies of Section 16 filings related to Sohu, by clicking on “Investor Relations” on the first full English page. Information contained on our corporate Website is not part of this report or any other report filed with the SEC.

Item 1A RISK FACTORS

Risks Related to Our Business

We are a relatively young company subject to the risks associated with operating in a new and evolving market.

As a relatively young company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract a larger audience to our matrices of Web properties and proprietary search engines by expanding the type and technical sophistication of the content and services we offer;

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our sponsored search, wireless, online games and e-commerce businesses successfully; and

•	attract and retain qualified personnel.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on advertisers in certain industries for brand advertising revenues, our reliance on certain key third party distributors for sponsored search revenues and our reliance on mobile network operators for our wireless revenues. The Chinese Internet industry is in an early stage of development and we are unsure if it will continue to grow or at what rate it will grow, and we are subject to government regulations that may change at any time with or without notice. Fluctuations in the industries of our key advertisers may affect our brand advertising revenues materially, because they may cut their spending on online marketing if there is any downturn in their industries. We rely on certain third party distributors to sell our sponsored search products. If we lose any of our key distributors, our business may be materially affected. We rely on mobile network operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our wireless revenues could be reduced significantly.

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

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, wireless services, e-commerce transactions and potential partners. The Internet market in China is relatively new and rapidly evolving. Competition is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet market, including Sina, Netease, Tecent, Baidu, Tom Online, KongZhong, Linktone, Shanda, Google and Yahoo! China. In addition, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities. These private and government sponsored competitors may have certain competitive advantages over us in terms of:

•	substantially greater financial and technical resources;

•	more extensive and well developed marketing and sales networks;

•	better access to original content and information;

•	greater global brand recognition among consumers; and

•	larger customer bases.

We compete with other portals in China primarily on the following basis:

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of our Websites and content;

•	strategic relationships;

•	quality of our services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	price.

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In particular, our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, Google and Yahoo! China. In addition, operators of leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and America Online, currently offer, and could expand, their online products and services targeting China. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues.

If we fail to successfully develop and introduce new products and services, our competitive position and ability to generate revenues could be harmed.

We are continuously developing new products and services for our users. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue.

Our business depends on a strong brand, thus we will not be able to attract user, customers and clients of our products and offerings if we do not maintain and develop our brands.

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, wireless, e-commerce and online games customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. Accordingly, our revenues will need to increase at least proportionately, in order for us to maintain our current levels of profitability.

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

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the evolution of Web 2.0, Internet users may shift to new modes of information sharing, such as blogs. With the development of search engine technologies, Internet users may choose to access information, news and contents through search engines rather than portals. In addition, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media messaging services, wireless games, wireless downloads and other applications. Accordingly, we will need to adapt our business to cope with the changes and support these new services to be successful. In addition, the online games industry is evolving rapidly, so we will need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs if new technologies render our online games less attractive to users.

We depend on online advertising for a significant portion of our revenues, but the online advertisement market includes many uncertainties, which could cause our advertising and revenues to decline.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Advertising revenues represented approximately 65% and 54% of our total revenues for the years ended December 31, 2005 and 2004, respectively. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many risk factors.

•	Online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising.

•	Advertising clients that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts.

•	The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of online advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines.

In addition, our ability to generate and maintain significant online advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of online advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems; and

•	the resistance pressure on online advertising prices and limitations on inventory.

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

Our failure to retain key distributors or attract additional distributors for our sponsored search customers could have an adverse impact on our business.

Sponsored search is at an early stage of development in China and is not as widely accepted by or available to businesses in China as in the United States. As a result, we rely heavily on our nationwide distribution network of third-party distributors for our sales to, and collection of payment from, our sponsored search customers. If our distributors do not provide quality services to our customers or otherwise breach their contracts with them, we may lose customers. We do not have long-term agreements with any of our distributors, including our key distributors, and cannot assure that we will continue to maintain favorable relationships with them.

We rely on our Website Alliance members for a significant portion of our revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.

By posting bid listing links on their Websites, we share with our Website Alliance members the revenues generated from clicks by users. For the year ended December 31, 2005, the total revenues generated from Website Alliance accounted for 81% of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenue may decline.

We rely on wireless services for a significant portion of our revenues. Wireless revenues decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We derived our wireless revenues in prior periods from providing to mobile phone and Personal Handy-phone System (or PHS) users SMS, WAP, IVR, MMS and RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other mobile related products provided to mobile phone users. For the years ended December 31, 2005 and 2004, wireless revenues represented approximately 24% and 35%, respectively, of our total revenues. Wireless revenues decreased in certain prior periods. Wireless revenues may decrease in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Revenues from new wireless services such as WAP, IVR, MMS and RBT may not continue to grow significantly and become a significant portion of our total wireless revenues;

•	Competitors, including mobile network operators, may launch competing or better products than ours at any time;

•	There are limited barriers to entry to the wireless services sector;

•	Changes in government policy could restrict or curtail the services which we provide;

•	Changes in the billing practices or operation rules and procedures of any of the four mobile network operators, namely CMCC, Unicom Corporation Limited (or Unicom), CNC and China Telecom, on whom we rely for service delivery and fee collection, could have a material impact on our wireless revenue;

•	Mobile network operators may impose penalties on wireless service providers, or SPs, for violating certain operating policies relating to the provision of wireless services. We have received several penalty notices from mobile network operators, claiming our breach of cooperation contracts and imposing both service suspension sanctions for a period of not more than a year and/or monetary penalties. There is no guarantee that we will not be subject to similar, or more severe penalties from mobile network operators in the future, which could significantly impair our wireless business;

•	We may enter into cooperation agreements with the mobile network operators, on terms that are not favorable to us since we have limited bargaining power to negotiate contract terms. In addition, mobile network operators may unilaterally revise their agreement at any time. As a result of such contract terms, we could be easily found in breach of our agreement with an operator and could be subject to penalties; and

•	Mobile network operators may not enter new agreements or renew existing agreements with SPs with respect to wireless services. However, those mobile network operators will continue work with us to provide services and monthly statements. New or renewed agreements with mobile operators could change in a way that would be unfavorable to us, or such agreements may not be entered into at all.

We rely on contracts with the mobile network operators in a number of ways with respect to our wireless services, including billing of, and collection from, mobile phone users of wireless service fees. If our arrangements with mobile network operators were to be terminated, altered or not renewed, or if such operators did not provide continuous or adequate service, our revenues could be reduced.

Our wireless services depend mainly on the cooperation of mobile network operators such as CMCC and its subsidiaries and Unicom and its subsidiaries. We rely on mobile network operators in the following ways:

•	we use mobile network operators’ networks and gateways to provide wireless services;

•	we use and rely on mobile network operators’ billing systems to charge our subscribers through the subscribers’ mobile phone bills;

•	we rely on mobile network operators’ collection proxy services to collect payments from subscribers; and

•	we rely on mobile network operators’ infrastructure to further develop our wireless services.

We face significant risks with respect to our arrangements with mobile network operators’, such as the following, which could adversely affect our wireless revenues:

•	Mobile network operators have both recently changed their operating rules and may make further changes at any time. Such recent or any future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreement with the mobile network operators under new or revised operation rules and procedures, or having our service discontinued with or without notice. Changes in these operating rules and regulations could also have a material impact on our revenues;

•	We provide wireless services through our Website and record the delivery of the service in our internal systems. However, in order to recognize revenue and receive payment for services provided, we rely on billing confirmations from mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 96% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur;

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our negotiation leverage is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. Based on recent communications with an operator, certain subsidiaries of the operator are considering increasing their service fees;

•	We are required to follow the operators’ guidance in setting up wireless service fees. We also rely on the mobile network operators to collect the fees on our behalf which they have billed to our mobile customers. If an operator requires us to reduce the wireless service fees charged to mobile customers, disallows us from billing of certain inactive customers, refuses to pay us or limits the amount of wireless service fees which can be billed or requires us to comply with any new billing rules, our revenues could be adversely affected;

•	An operator’s refusal to allow us to supply certain services could disrupt our wireless services. For example, for the period from September 1, 2004 to July 31, 2005, our MMS services were temporarily suspended by CMCC, based on allegations that Beijing Sohu breached certain provisions of its agreement with a CMCC subsidiary;

•	An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners; and

•	CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our first position because of lower visit rate.

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

We have invested and may invest further in our online games and e-commerce businesses. Online gaming is currently one of the fastest growing online services in the PRC. We currently rely on licenses from third party game companies. Our licenses of Knight Online and Blade Online will expire in November and September 2006, respectively. In the event that a license expires and we wish to renew such license, the licensor may only agree to renew such license upon an increase in the license fee that we pay to such licensor. The e-commerce business is small and unproven in the PRC. We face intense competition in these areas. In addition, our business might be significantly affected if there are any changes in the PRC laws or regulations in relation to these businesses. For example, the PRC government has issued a new law to implement restrictions and further regulation on the online games industry. Based on these rules, online games companies are encouraged to install a so-called “anti-fatigue system”, which discourages the game participants from playing games for more than five hours per day. As a result, our online games business may be severely impacted and our revenues from online games may be adversely affected. We may not succeed in these markets despite our investment of time and funds. If we fail to achieve a significant market position, we will fail to realize our anticipated returns on these investments.

Our strategy of acquiring complementary assets, technologies and businesses may fail and result in equity or earnings dilution.

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing portal business. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisition we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. Considering the fast changing legal environment, our acquisition may be subject to government’s further scrutiny and the acquisition structures we used to adopt may be found to be inappropriate.

The acquisition and integration of 17173.com, Focus.cn, Goodfeel and Go2Map create certain risks and uncertainties.

We completed the acquisitions of 17173.com and Focus.cn in November 2003, the acquisition of Goodfeel in May 2004, and the acquisition of Go2Map in May 2005. As a result of these acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of 17173.com, Focus.cn, Goodfeel and Go2Map. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased advertising, wireless and search revenues. During the year ended December 31, 2005, Go2Map was operating at a loss. In addition, we might be required to obtain additional licenses or approvals from relevant government authorities based on the application laws and regulations and might incur additional costs and expenses in obtaining any such licenses and approvals.

We may be required to record a charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of December 31, 2005, our goodwill and amortizable intangible assets arising from acquisitions were approximately $59 million.

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

Our business also depends significantly on relationships with leading technology and infrastructure providers and the licenses that the technology providers have granted to us. Our competitors may establish the same relationships as we have, which may adversely affect us. We may not be able to maintain these relationships or replace them on commercially attractive terms.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company and of the direct and indirect majority shareholder of Beijing Sohu, High Century, Sohu Internet, Tu Xing Tian Xia and Feng Yang Tian Lang. We rely on his expertise in our business operations, and on his personal relationships with the relevant regulatory authorities, our customers and suppliers. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Both executive officers have entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology staff for the operation of Sohu. Given the competitive nature of the industry, the risk of key technology staff leaving Sohu is high and could have a disruptive impact on our operations.

Rapid growth and a rapidly changing operating environment strain our limited resources.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As the demands of our audience and the needs of our customers change and as the number of our users and volume of online advertising, wireless and e-commerce activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	adapt our services and maintain and improve the quality of our services;

•	protect our Website from hackers and unauthorized access;

•	continue training, motivating and retaining our existing employees and attract and integrate new employees; and

•	develop and improve our operational, financial, accounting and other internal systems and controls.

Risks Related to China’s Telecommunications infrastructure

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

Although private Internet service providers exist in China, almost all access to the Internet is maintained through ChinaNet, currently owned by China Netcom and China Telecom, under the administrative control and regulatory supervision of the Ministry of Information Industry (or MII). In addition, local networks connect to the Internet through a government-owned international gateway. This international gateway is the only channel through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure and China Netcom and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

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

We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. Most of our servers and routers are currently hosted in a single location within the premises of Beijing Telecom Administration (or BTA). We do not have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shutdown. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Websites to mirror our online resources.

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

Risks Related to China’s Regulation Environment

If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

We conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software and Go2Map Software (or collectively PRC subsidiaries), and VIEs Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information (or collectively VIEs). We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC, Sohu Era, Sohu Software and Go2Map Software is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, e-commerce and certain other industries, our VIEs are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu, rather than by Sohu.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of the Sohu PRC subsidiaries’ and Sohu VIEs’ existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC subsidiaries and VIEs current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us and our PRC subsidiaries and VIEs.

If we or any of our PRC subsidiaries and VIEs were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our income;

•	revoking our business licenses;

•	shutting down our servers and/or blocking our Websites;

•	requiring us to restructure its ownership structure or operations; and

•	requiring us to discontinue any portion or all of its Internet and value-added telecommunication businesses.

We may rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants. For any dividend received by Sohu.com Inc., it would be subject to US tax at 34% to 35%.

We are a holding company with no operating assets other than investments in Chinese operating entities, including Beijing ITC, Sohu Era, Sohu Software and Go2Map Software, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our VIEs, Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, Sohu Software and Go2Map Software incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s, Sohu Software’s and Go2Map Software’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, Sohu Software and Go2Map Software only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era, Sohu Software and Go2Map Software are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information.

As of December 31, 2005, Sohu had outstanding long-term loans of $9.8 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu, which is owned 80% by Dr. Zhang and 20% by High Century, High Century, which are owned 80% by Dr. Zhang and 20% by an employee, Hengda, which is owned by two of our employees, Goodfeel, which is owned by two of our employees, Huohu, which is owned 75% by Sohu Era and 25% by an employee. Sogou Information, which is owned by two of our employees. Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu or Sogou Information to us, (ii) the shares of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu or Sogou Information cannot be transferred without our approval, and (iii) we have the right to appoint all directors and senior management personnel of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information. Dr. Zhang and the other employee borrowers have pledged all of their shares in Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, after June 2004, in the case of Huohu, after August 12, 2006, in the case of Sogou Information, after October 2006, in the case of Goodfeel, after November 3, 2006, in the case of Hengda and the earlier of a demand or 2010, in the case of Beijing Sohu, or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information which is uncertain.

Furthermore, because of uncertainties associated with the PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information.

We depend upon contractual arrangements with Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu and Sohu Internet could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, Hengda, High Century, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and/or Sogou Information fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

Dr. Zhang, our chief executive officer and a major shareholder of our company, is also the direct and indirect majority shareholder of Beijing Sohu, High Century, Sohu Internet, Tu Xing Tian Xia and Feng Yang Tian Lang. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict with him arises.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, we could be subject to severe penalties.

The PRC has enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information, online advertising and value-added telecommunication services. In addition, the PRC may promulgate new laws, rules or regulations at any time. If these current or future laws, rules or regulations regarding Internet-related activities, are interpreted to be inconsistent with our ownership structure and/or our business operations, our business will be severely impaired and we could be subject to severe penalties. In addition, we may be required to apply for a new license or new qualification, or transfer from an old type of license to a new type of license at any time as a result of the requirements of newly promulgated laws or new regulations. From the promulgation of such requirement to the final issuance of the license or qualification, there might be a long pending period. Although the issuance of the new license will finally trace back to the date when filing such application, we may held liable for operating without proper license and may be fined for the operation during the application period.

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

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party Websites, which may be protected by law. In a recent judgment in China, which has not come into effect yet, a court has found that one of the industry participants infringed the rights of copyright owners for its MP3 search services and ordered it to pay compensation. This judgment has increased our exposure to copyright infringement and therefore, we may face increasing amounts of claims or lawsuits relating to our MP3 services.

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

China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MII has published implementing regulations that subject online information providers to potential liability for contents included in their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases a Website operator may have difficulties determining the type of content that may subject it to liability.

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

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any Website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Under the applicable regulations, we may be held liable for any content transmitted on our portal. Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it. Moreover, if we consider transmitted content suspicious, we are required to report such content. We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, we may be shut down. In addition, under recently adopted regulations, Internet companies which provide bulletin board systems, chat rooms or similar services, such as our company, must apply for the approval of the State Secrecy Bureau. As the implementing rules of these new regulations have not been issued, we do not know how or when we will be expected to comply, or how our business will be affected by the application of these regulations.

Political and economic policies of the PRC government could affect our business.

All of our business, operating assets, fixed assets and operations are located in China and all of our revenues are derived from our operations in China. Accordingly, our business may be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Beijing ITC and Sohu Era, are wholly-foreign owned enterprises, or WFOEs, which are enterprises incorporated in mainland China and wholly-owned by our indirect subsidiary, Sohu Hong Kong. Beijing ITC and Sohu Era are subject to laws and regulations applicable to foreign investment in mainland China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulation. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because most of our operating and/or fixed assets are located outside of the United States.

Although we are incorporated in the State of Delaware, most of our operating and fixed assets are located in the PRC. As a result, it may be difficult for investors to enforce judgments outside the United States obtained in actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, certain of our directors and officers (principally based in the PRC) and all or a substantial portion of their assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. We have been advised by our PRC counsel that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

If tax benefits presently available to certain of our subsidiaries and VIEs located in China were not available, the income tax rate on most of our profits in China could increase to 33%.

Our China-based subsidiary Sohu Era and our VIE Sohu Internet enjoy tax benefits which are available to “new technology enterprises.” Presently, PRC law requires that a company, in order to be considered a “new technology enterprise”: (i) operate in the high-tech industry (which includes the Internet industry); (ii) be incorporated and operating in High and New Technology Development Zones, including Beijing Zhongguancun Science Park; (iii) receive 60% of its revenue from high-tech products or services; and (iv) have at least 20% of its employees involved in technology development. Each year new technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements.

Subject to the approval of the relevant tax authorities, the effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Providing there is no change in the new technology enterprise status or change in relevant regulations, most of the major operating subsidiaries in the PRC will be subject to an applicable tax rate of 7.5% in 2006, 2007 and 2008 and 15% thereafter.

For these tax benefits to no longer be available, there would need to be a change in governmental policy or the governmental regulations concerning requirements necessary to be deemed a new technology enterprise, or we would have to be unable to meet the existing new technology enterprise requirements. If we did not meet the requirements of a new technology enterprise, we may be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in our after-tax income.

Our subsidiaries and VIEs in China are subject to restrictions on paying dividends or making other payments to our overseas entities.

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

The PRC government also imposes controls on the convertibility of Renminbi (or RMB) into foreign currencies and, in certain cases, the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If we or any of our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to effectively finance our operations or pay dividends on our shares.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in RMB. The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment.

Currently, Beijing ITC or Sohu Era may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends, without the approval of the State Administration for Foreign Exchange (or SAFE). Beijing ITC or Sohu Era may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be in the form of RMB, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE. This could affect Beijing ITC’s or Sohu Era’s ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

We may suffer currency exchange losses if the RMB depreciates relative to the US Dollar.

Our reporting currency is the US Dollar. However, substantially all of revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. RMB is no longer be pegged to the US dollars and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2004, the trading price of our common stock ranged from a low of $13.56 per share to a high of $40.15 per share, and during 2005, the trading price of our common stock ranged from a low of $14.66 per share to a high of $23.74 per share. On February 22, 2006, the closing price of our common stock was $22.33 per share.

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

In July 2003, we issued $90 million aggregate principal amount of zero coupon convertible senior notes due July 2023. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. During the year ended December 31, 2005, we had repurchased a portion of our zero coupon convertible senior notes with face value of $15,220,000 from market. We may also be required to repurchase all of the outstanding notes following a fundamental change of Sohu, such as a change of control, prior to maturity. We may not have enough cash on hand or the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in a reduction of our earnings per share.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our chief executive officer, Dr. Charles Zhang, beneficially owns approximately 26.5% of the outstanding shares of our common stock and is our largest stockholder. Our chief executive officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 29.5% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In February 2005, we moved our principal executive offices into a new building located in the Zhongguancun area of Beijing, China. We lease the office space, which consists of over 15,000 square meters. The term of the lease is five years, with an option to extend the term for another three years. We also lease sales and marketing office space in Shanghai, Guangzhou, Fuzhou, Wuhan, Chengdu, Tianjin, Chongqing, Hangzhou, Nanjing, Shijiazhuang, Shenyang and Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

Sohu is not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq National Market, under the symbol “SOHU”. Public trading in our common stock commenced on July 12, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq Stock Market for the quarters indicated.

	2005		2004
	High	Low	High	Low
First quarter	$19.90	$14.66	$40.15	$22.41
Second quarter	23.35	16.08	26.93	15.00
Third quarter	23.74	16.36	21.70	13.56
Fourth quarter	20.77	15.07	21.14	15.91

The closing price of our common stock on February 22, 2006 as reported by the Nasdaq National Market was $22.33.

Holders

As of February 22, 2006, there were approximately 52 holders of record of our common stock. As of November 15, 2005, the latest practicable date, there were approximately 15,600 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2005, we have not repurchased any equity securities.

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

Through December 31, 2005, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

In November 2005, the Board of Directors of the Company approved a stock repurchase program pursuant to which the Company can purchase from time to time up to $15 million worth of outstanding shares of its common stock from open market. As of December 31, 2005, the Company had not repurchased any common stock under this new program.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

In previous years, we had included all of our Website operating costs in cost of revenues of brand advertising. In 2005, in order to improve the measurement of performance of each segment, we began allocating Website operating costs to the cost of revenues of each segment based on actual usage. Accordingly, we reclassified the cost of revenues amongst each segment for 2004 and 2003 presented to conform with current year classification. In general, the impact of this re-allocation has not materially affected the trend of gross profit of each segment.

We did not make such reclassification on cost of revenues for 2002 and 2001 because the cost of reclassification for the two years outweighed its benefits.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Advertising	$70,897	$55,748	$29,503	$13,852	$9,245
Non-advertising	37,451	47,461	50,922	14,877	3,755

	108,348	103,209	80,425	28,729	13,000

Cost of revenues:
Advertising	17,688	12,058	7,187	5,943	6,644
Non-advertising	18,632	21,927	18,019	7,481	2,769

	36,320	33,985	25,206	13,424	9,413

Gross profit	72,028	69,224	55,219	15,305	3,587

Operating expenses:
Product development	13,730	8,820	7,542	5,508	5,365
Sales and marketing	21,342	16,529	10,570	7,973	8,406
General and administrative	10,163	8,521	5,029	3,908	4,792
Amortization of intangible assets	1,948	1,360	57	—	12,607
Impairment of intangible assets	—	—	—	—	17,676

Total operating expenses	47,183	35,230	23,198	17,389	48,846

Operating profit (loss)	24,845	33,994	32,021	(2,084)	(45,259)

Other income (expenses)	2,447	(838)	(964)	(217)	(504)
Interest income	2,500	2,444	1,950	1,265	2,176

Income (loss) before income tax expense	29,792	35,600	33,007	(1,036)	(43,587)
Income tax (expense) benefit	(11)	37	(6,650)	—	—

Net income (loss)	$29,781	$35,637	$26,357	$(1,036)	$(43,587)

Basic net income (loss) per share	$0.82	$0.98	$0.74	$(0.03)	$(1.22)

Shares used in computing basic net income (loss) per share	36,309	36,369	35,483	35,420	35,626

Diluted net income (loss) per share	$0.77	$0.89	$0.66	$(0.03)	$(1.22)

Shares used in computing diluted net income (loss) per share	39,680	41,011	40,351	35,420	35,626

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments in marketable debt securities	$133,086	$141,322	$142,570	$44,211	$46,236
Restricted cash	991	—	—	—	—
Working capital	116,962	115,405	121,369	20,633	29,764
Total assets	239,681	234,767	205,055	61,972	61,958
Zero coupon convertible senior notes	74,780	90,000	90,000	—	—
Total liabilities	109,833	126,268	113,416	6,741	4,377
Total shareholders’ equity	129,848	108,499	91,639	55,231	57,581

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading online media, search and mobile value-added services company providing comprehensive online products and services to consumers and businesses in China, through our comprehensive matrices of web properties, consisting of the mass portal and leading online media destination www.sohu.com; the search Websites www.sogou.com; the leading online alumni club www.chinaren.com; the leading games information portal www.17173.com; one of the top real estate Websites www.focus.cn; the wireless services provider www.goodfeel.com.cn; and one of the top mapping service Websites www.go2map.com. We offer our user community very broad choices regarding information, entertainment, communication, wireless and e-commerce. We derive revenue primarily through the sale of brand advertising, sponsored search, wireless, e-commerce and multiplayer online games services. We also sponsor major events to further enhance our viewership and create branding effects.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name Sohu.com and in September 1999, we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software and Go2Map Software and our VIEs, Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information.

On November 24, 2003, we acquired Kylie Enterprises Limited, the owner of 17173.com, a Website providing information about multiplayer online games in the PRC. Revenues of $6.1 million, $5.2 million and $129,000, costs and expenses of $2.7 million, $2.3 million and $178,000, from Kylie Enterprises Limited’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, respectively.

On November 25, 2003, we completed the acquisition of All Honest International Limited, the owner of Focus.cn, a Website providing information about real estate in Beijing and Shanghai. Revenues of $9.7 million, $6.1 million and $111,000, costs and expenses of $3.2 million, $1.9 million and $124,000, from All Honest International’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, respectively.

On May 31, 2004, we completed the acquisition of all of the outstanding capital stock of Goodfeel and Marvel Hero Limited, a company which engages in web application protocol services, consisting mainly of ring tone downloads, that are provided to mobile phone users in the PRC. Revenues of $3.2 million and $2.8 million, costs and expenses of $1.7 million and $2.0 million, from Goodfeel and Marvel Hero Limited’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the years ended December 31, 2005 and 2004, respectively.

On May 31, 2005, we completed the acquisition of all of the outstanding capital stock of Go2Map Inc., and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc (collectively “Go2Map”). Go2Map is one of the leading online mapping service providers in China. Revenues of $968,000, costs and expenses of $1.6 million, from Go2Map’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the year ended December 31, 2005.

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. These losses were funded with private placements of convertible preferred stock and our initial public offering. As of December 31, 2005, we had retained earnings of $18.6 million. However, we intend to continue spending on content enhancements, technology and infrastructure and marketing and brand development. As a result, net losses could occur in the future. We anticipate funding such losses in excess of our retained earnings, if any, with cash flows from operating activities, the remaining proceeds from our initial public offering and the proceeds of the private placement of zero coupon convertible senior notes that we completed in July 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for wireless revenues and cost of revenues, accounting for e-commerce revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, valuation allowance against deferred tax assets, and assessment of impairment for goodwill and other intangible assets represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Advertising revenues include revenue from brand advertising and sponsored search services, after deducting agent rebates and applicable business tax. No revenues from advertising barter transactions were recognized.

Brand advertising contracts establish the fixed price and advertising services to be provided. Pursuant to brand advertising contracts, we provide advertisement placements on various Website channels and in different formats, including but not limited to banners, links, logos, buttons, rich media, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, we recognize revenue upon payment from the customer.

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

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium size enterprises, sponsored search services mainly include priority placements in our search directory, listing in our classified advertisements section and pay-for-click services of displaying the text-based links to the Websites of our advertisers. We normally provide the priority placements services and listing in our classified advertisements section for a fixed fee over a period. Revenues from these services are normally recognized on a straight line basis over the service period of the contracts. Pay-for-click services of displaying the text-based links to our advertisers’ Websites is charged on a cost per click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues from the pay-for-click services are recognized as the users click on the links.

Material differences could result in the amount and timing of our advertising revenue for any period if management made different judgments or utilized different estimates.

Non-advertising revenues include revenues principally from wireless, e-commerce and online game services.

Wireless revenues are derived from providing SMS, WAP, IVR, MMS and RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Beijing Sohu, Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 90 days after the end of each month, Beijing Sohu, Sohu Internet or Goodfeel receives a statement from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering a monthly statement, each operator remits the wireless service fees, net of its service fees, for the month to Beijing Sohu, Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Beijing Sohu, Sohu Internet or Goodfeel with the monthly statement for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $535,000 (gross margin underestimate of $326,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non-advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records. For the year ended December 31, 2005, 99% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

E-commerce revenues are earned primarily from sales of consumer products through Sohu’s Website. We rely on Beijing Sohu and Sohu Internet to conduct our e-commerce business to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing e-commerce services.

Prior to May 1, 2005, we made direct sales to customers (the “B2C model”). On May 1, 2005, we implemented an additional business model (the “n2N model”) mainly for health care products, cosmetics, gifts, apparel and accessories. Under the B2C model, we purchased products from suppliers, stocked the goods in our warehouse and, upon receiving the orders from our customers through our Website, arranged for delivery to our customers. Fulfillment was provided by delivery companies or through postal services. Product sales included the right of return within 10 days after the goods had been received if the products had quality problems and the buyer had retained the original order form. Under the B2C model, we recorded product sales net of the estimated amount of returns, and to date have estimated that the amount of product returns was not significant. Under the n2N model, suppliers list their products on our Website and receive orders directly from customers through the Website. The suppliers have the right to set the prices for their products. We engage third party delivery companies to deliver products to and collect payment from customers. Under the n2N model, we earn a commission ranging from 10% to 15% of the transaction amount.

Our management must determine whether to record revenue for our wireless and e-commerce business lines using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, principally whether Sohu is acting as the principal in offering services to the customer or whether Sohu is acting as an agent in the transaction. To the extent Sohu is acting as a principal in a transaction, Sohu reports as revenue the payments received on a gross basis and reports as costs of revenue the amounts attributable to goods and services provided by mobile network operators and other vendors. To the extent Sohu is acting as an agent in a transaction, Sohu reports on a net basis reporting as revenue the payments received less commissions and other payments to third parties. The determination of whether Sohu is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

Based on our assessment, the majority of our wireless revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the wireless services. The content and nature of the wireless services are designed and developed by us (either independently or with third parties) and originate from our Websites, our links located on third parties’ Websites, or one of our dedicated phone numbers. The mobile network operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customer purchases the wireless content, community access or value-added services, such as news, weather forecast, chatting, entertainment information, ring tone and logo downloads that Sohu provides. The end customer receives identical services from us regardless of which mobile network operator is used to deliver the message. In addition, we provide customer services to the end customers directly and we could be requested by the mobile operators to assume the credit risk if the operators are not able to collect fees from the end customers. Sohu has determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile network operators set maximum prices that Sohu can charge and that the mobile network operators also have the right to set requirements and procedures associated with using their platform. However, Sohu has determined that the gross revenue reporting indicators are stronger, because Sohu is the primary obligor, adds value to the products, has inventory risk related to content and products, and has reasonable pricing latitude.

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

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flow, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollar, our reporting currency, at exchange rate in effect at balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of December 31, 2005 and December 31, 2004 was a gain of $2.4 million and a loss of $6,000, respectively.

Our management must make estimates for the collectability of our accounts receivables. Management specifically analyzes accounts receivables, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $20.6 million, net of allowance for doubtful accounts of $1.3 million as of December 31, 2005. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, an additional allowance might be required.

As of December 31, 2005, the majority of our deferred tax assets are related to net operating losses that would apply to United States income taxes. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from net operating losses will not be realized. The remaining deferred tax assets are related to China-based subsidiaries and VIEs, resulting from net operating losses and temporary differences between accounting and tax base. We believe that it is more likely than not that the balance will not be realized. We have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of December 31, 2005, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks and customer lists, we amortize the costs over their expected future economic lives. Fixed assets comprise computer equipment, office furniture and equipment, vehicles and leasehold improvement, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include the offering costs of the zero coupon convertible senior notes, computer software purchased from unrelated third parties and license fees. We amortize the offering costs of the zero coupon convertible senior notes over a period of four years, computer software over estimated useful lives and license fees over the term of the contracts. Management judgment is required in the assessment of the economic lives of the intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management to commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of December 31, 2005, we did not believe that there is any material impairment of our intangible assets, fixed assets and other assets.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Revenues

Total revenues were $108.3 million and $103.2 million for the years ended December 31, 2005 and 2004, respectively.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $70.9 million and $55.7 million, or 65% and 54% of total revenues, for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, advertising revenues consisted of revenues from brand advertising of $58.5 million, and revenues from sponsored search of $12.4 million. For the year ended December 31, 2004, advertising revenues consisted of revenues from brand advertising of $46.1 million, and revenues from sponsored search of $9.7 million.

Brand advertising. Brand advertising revenues increased by $12.4 million to $58.5 million for the year ended December 31, 2005 as compared to $46.1 million for the year ended December 31, 2004. The increase of $12.4 million from 2004 to 2005 consisted of: (i) a $13.1 million in revenues from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $11.3 million increase in revenues from the advertisers who advertised with us in 2004 and who continued to do so in 2005; and (iii) a $12.0 million decrease in revenues as some of the advertisers who advertised with us during the year ended December 31, 2004 did not advertise on our Websites during the year ended December 31, 2005. The 2005 increase in revenue also includes the impact of an increase in rates we charge for advertising ranging from 16% to 20% during the year. Sohu had approximately 800 advertisers in 2005 as compared to 1000 advertisers in 2004. Sales to Sohu’s five largest advertisers comprised 17% and 9% of total brand advertising revenues for the years ended December 31, 2005 and 2004, respectively. Sohu’s advertising customers consisted primarily of companies within the information technology, automobile, real estate, online gaming, financial services and e-commerce in 2005. We expect that our percentage of brand advertising revenues from financial services and fast moving consumer goods industries to increase in 2006, while we anticipate a reduction in percentage of brand advertising revenues from online gaming and telecommunication. As of December 31, 2005 and 2004, we had each $1.5 million of receipts in advance from advertisers. We have not recorded any revenue from advertising barter transactions.

For the years ended December 31, 2005 and 2004, we had recorded brand advertising revenues of approximately $626,000 and $686,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement expiring in November 2006. Fujian Tian Qing was the previous owner of 17173.com Website prior to our acquisition of 17173.com.

Sponsored search. Sponsored search services revenue increased by $2.7 million to $12.4 million for the year ended December 31, 2005 as compared to $9.7 million for the year ended December 31, 2004. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to pay-for-click services of displaying the text-based links to the Websites of our advertisers. We normally provide the priority placement services and the listing in our classified advertisement section for a fixed fee over a period. Pay-for-click services of displaying the text-based links to our advertiser’s Websites is charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. For the year ended December 31, 2005, the revenue from priority placement services and our classified advertisement section amounted to $9.3 million, a 21% increase from the year ended December 31, 2004. The increase in revenue from priority placement services is mainly due to an increase of average spending per customer. For the year ended December 31, 2005, the revenues from pay-for-click services amounted to $3.1 million, a 55% increase from the year ended December 31, 2004. The revenue from pay-for-click service accounted for 25% of the total sponsored search revenue in 2005 as compared to 21% in 2004. The increase in revenue from pay-for-click services mainly resulted from an increase in the number of sponsored links, a higher average price per click-through, an increase in the clicks of the sponsored links due to increased traffic and expansion of Website Alliance network.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless, e-commerce and other services.

Non-advertising revenues were $37.5 million and $47.5 million, or 35% and 46% of total revenues for the years ended December 31, 2005 and 2004, respectively. Because of restrictions on foreign companies operating in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our fees from customers. Our VIEs collect the fees from the operators. Then, we transfer the fees to our subsidiaries on a periodical basis. There was no material impact on our revenues or margins from our reliance on these related party arrangements.

For the year ended December 31, 2005, non-advertising revenues consisted of revenues from wireless of $26.3 million, from e-commerce of $3.8 million, and from other services of $7.3 million. For the year ended December 31, 2004, non-advertising revenues consist of revenues from wireless of $36.4 million, from e-commerce of $6.2 million, and from other services of $4.9 million.

Wireless. Our wireless revenues include SMS, WAP, IVR, MMS and RBT services. Our wireless services include news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the year ended December 31, 2005, we normally charged monthly fees ranging from $0.062 to $3.715 and per message/download fee ranging from approximately $0.006 to $0.495.

For the year ended December 31, 2005, our wireless revenues decreased by $10.1 million to $26.3 million as compared to $36.4 million for the year ended December 31, 2004, primarily due to a decrease of $12.9 million in SMS revenues and a decrease of $2.3 million in MMS revenues. This decrease was partially offset by an increase of $3.7 million in WAP revenues and $1.4 million in IVR and RBT products. The decrease in SMS revenues primarily resulted from tightened controls over billing procedures and practices by our mobile network operators and the decrease in MMS revenues resulted from the suspension of our MMS services by CMCC beginning on September 1, 2004. On August 1, 2005, our MMS service on CMCC’s nationwide network had been resumed. The increase of WAP, IVR and RBT products in 2005 was because of our continued market development effort, product diversification and integration of Goodfeel.

E-commerce. E-commerce revenues are earned primarily from sales of consumer products through Sohu’s Website. Prior to May 1, 2005, we made direct sales to customers through Sohu’s Website store.sohu.com (the “B2C model”). On May 1, 2005, we implemented an additional business model (the “n2N model”) mainly for health care products, cosmetics, gifts, apparel and accessories. For the year ended December 31, 2005, e-commerce revenues decreased by $2.4 million to $3.8 million as compared to $6.2 million for the year ended December 31, 2004. The decrease in e-commerce revenue for the year ended December 31, 2005, resulted primarily from our implementation of the n2N business model. Under the n2N model, suppliers list their products on our Website and receive orders directly from customers through our Website. The suppliers have the right to set the prices for their products. Sohu earns a commission ranging from 10% to 15% on the transaction amount, and we recorded these revenues on a net basis.

Others. Other services consist primarily of online games service, sale of software, Internet access and design of Websites for third parties. On May 31, 2005, we completed the acquisition of Go2Map. We have included in revenues the sales of software and applications service provider (or ASP) services of $1.0 million for the year ended December 31, 2005 related to Go2Map.

Cost of Revenues

Total cost of revenues was $36.3 million and $34.0 million for the years ended December 31, 2005 and 2004, respectively.

In previous years, we had included all of our Website operating costs in cost of revenues of brand advertising. In 2005, in order to improve the measurement of performance of each segment, we began allocating Website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, we reclassified the cost of revenues amongst each segment for previous years presented to conform with current year classification. In general, the impact of this re-allocation has not materially affected the trend of gross profit of each segment.

Advertising Cost of Revenues

Advertising cost of revenues increased by $5.6 million to $17.7 million for the year ended December 31, 2005 as compared to $12.1 million for the year ended December 31, 2004.

Brand advertising. Brand advertising cost of revenues mainly includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Brand advertising cost of revenues was $14.6 million and $10.8 million for the years ended December 31, 2005 and 2004. The increase of $3.8 million consisted of a $1.7 million increase in personnel expense, a $1.4 million increase in payments to our business partners, a $540,000 increase in bandwidth leasing costs, and a $472,000 increase in office and depreciation expense, offset by a $312,000 decrease in content purchases and traveling and entertainment expense. Our brand advertising gross margin for the years ended December 31, 2005 and 2004 was 75% and 77%, respectively. Our brand advertising gross margin decreased slightly for the year ended December 31, 2005 mainly because of increased expenditures directly attributable to promotional events for advertisers in 2005.

Sponsored search. Sponsored search cost of revenues consisted primarily of payments to our Website alliance, data collection cost, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Sponsored search cost of revenues was $3.1 million for the year ended December 31, 2005 as compared to $1.3 million for the year ended December 31, 2004. The increase in sponsored search cost of revenues resulted from an increase in payment to Website alliances, an increase in map data collection cost and an increase in relevant depreciation and bandwidth leasing costs.

Non-advertising Cost of Revenues

Non-advertising cost of revenues decreased by $3.3 million to $18.6 million for the year ended December 31, 2005 as compared to $21.9 million for the year ended December 31, 2004.

Wireless. Wireless cost of revenues decreased by $1.8 million to $12.0 million for the year ended December 31, 2005, as compared to $13.8 million for the year ended December 31, 2004. Wireless cost of revenues consists mainly of collection and wireless transmission charges paid to mobile network operators, expenses related to notices of penalties and complaints based on allegations of the breach of certain provisions of agreements with mobile network operations, fees or royalties paid to third party content providers for services and content associated with our wireless services, relevant depreciation of servers and computer equipment and bandwidth leasing costs. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.0024 to $0.03 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 10% to 60% of total fees collected by mobile network operators from mobile phone users and paid to us in the year of 2005. Content costs are immaterial as compared to collection and transmission charges. Our wireless gross margins were 54% and 62% for the years ended December 31, 2005 and 2004, respectively. Wireless gross margin decreased primarily due to the increased collection and transmission fees charged by mobile network operators.

E-commerce. E-commerce cost of revenues was $3.9 million for the year ended December 31, 2005, as compared to $6.1 million for the year ended December 31, 2004. E-commerce cost of revenues consists mainly of the purchase price of consumer products sold and inbound and outbound shipping charges.

Our cost of revenues for e-commerce decreased because of our implementation of the n2N business model for a number of products beginning in May 2005. Under the n2N business model, we act as an agent instead of the primary obligor and record revenue on a net basis. Accordingly, under n2N business model, both revenue and cost of revenues declined, but gross margin increased compared with that under B2C business model. During the year ended December 31, 2005, management had decided to terminate the B2C business model for majority of the products. As a result, we made additional inventory provision and identified uncollectible receivables of $256,000 for the year ended December 31, 2005.

Others. Cost of revenues for other services, was $2.7 million and $2.1 million for the years ended December 31, 2005 and 2004, respectively, consisting mainly of payments to game developers. Following the acquisition of Go2Map, cost of other revenues also includes personnel and other expenses in connection with sale of software business and provision of ASP services. For the year ended December 31, 2005, the cost of sales of software and provision of ASP services was $0.3 million.

Product Development Expenses

Product development expenses increased by $4.9 million to $13.7 million for the year ended December 31, 2005, as compared to $8.8 million for the year ended December 31, 2004. The increase was primarily due to a $2.9 million increase in personnel expense as a result of increase in headcount and salary increment, a $1.3 million increase in office and depreciation expense and a $700,000 increase in traveling expense and others. The increase in product and development expenses is a result of our increased investment in the long-term growth opportunities of the Company.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.8 million to $21.3 million for the year ended December 31, 2005, as compared to $16.5 million for the year ended December 31, 2004. The increase was primarily consists a $2.7 million increase in personnel expenses as a result of increase in headcount and salary increment, a $1.2 million increase in advertising and promotion expenses, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category, a $547,000 increase in bad debts, and a $353,000 increase in professional fee and office expenses.

Increase of personnel expenses included the increase of sales commission. Sales commission is paid to our sales teams after the corresponding proceeds of an advertising contract are collected. In view of our implementation of tighter credit controls and increase in the overall credit worthiness of our customers, the historical pattern of amount of commission paid was generally in line with the amount of commission associated with advertising contract concluded. As of December 31, 2005, we determined that sales commissions is earned by employees and recorded as an expense upon recognizing the corresponding advertising revenue, rather than upon actual cash collection of the revenue as in previous periods. As a result, we recorded an accounting adjustment of $0.7 million of sales commission relating to revenue recorded but not yet collected.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million to $10.2 million for the year ended December 31, 2005, as compared to $8.5 million for the year ended December 31, 2004. The increase was primarily due to a $584,000 increase in personnel expenses, a $955,000 increase in office and depreciation expenses, a $218,000 increase in traveling and entertainment expenses and a $448,000 increase in loss on fixed assets disposal due to office relocation, offset by a $444,000 decrease in professional fees and a $61,000 decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets of $1.9 million for the year ended December 31, 2005 was related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map. Amortization of intangible assets of $1.4 million for the year ended December 31, 2004 was related to the acquisitions of the Focus.cn and 17173.com Websites in the fourth quarter of 2003, and of Goodfeel in the second quarter of 2004.

Operating Profit

As a result of the foregoing, our operating profit decreased by $9.2 million to $24.8 million for the year ended December 31, 2005, as compared to $34.0 million for the year ended December 31, 2004. The operating profit for the year ended December 31, 2005 and 2004 includes $2,000 and $7,000, respectively, for stock-based compensation expenses recorded on the grant of certain stock options, which amounts are being amortized over the vesting period of the options, ranging from one to four years.

Other Income (Expenses)

For the year ended December 31, 2005, other income of $2.4 million mainly included a gain of $1.2 million arising from our repurchase of zero coupon convertible senior notes with face value of $15.22 million from the market at a discount, after deducting the related portion of unamortized offering costs. In addition, due to an exemption regarding payment of certain taxes and receipts of tax refunds by our China-based subsidiaries, we have also recorded approximately $1.7 million gain of other income. Other income was offset by the amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003 of $724,000. For the year ended December 31, 2004, other expenses consisted mainly amortization of the offering costs of zero coupon convertible senior notes amounting to $776,000.

Interest Income

For the year ended December 31, 2005, interest income was $2.5 million, as compared to $2.4 million for the year ended December 31, 2004. The increase was mainly due to the increase of interest rate, while our average cash balance and marketable debt securities decreased.

Income Tax (Expense) Benefit

For the year ended December 31, 2005, we had an income tax expense of $11,000. For the year ended December 31, 2004, an income tax refund of $37,000 resulted from the reversal of an over-provision for income tax expense.

Most of our income is earned in China by Sohu Era and Sohu Internet, which, as new technology enterprises, are exempted from income tax for the years ended December 31, 2004 and 2005, are subject to a 7.5% tax rate for the years ending December 31, 2006, 2007 and 2008, and are subject to a 15% tax rate for each year thereafter. If Sohu Era and Sohu Internet do not continue to meet the definition of a new technology enterprise or there are changes in the taxation policies of the PRC government, their income would be subject to taxation at the rate of 33%.

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

Net Income

As a result of the foregoing, we had net income of $29.8 million for the year ended December 31, 2005, as compared to net income of $35.6 million for the year ended December 31, 2004.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

Total revenues were $103.2 million and $80.4 million for the years ended December 31, 2004 and 2003, respectively.

Advertising Revenues

Advertising revenues were $55.7 million and $29.5 million, or 54% and 37% of total revenues for the years ended December 31, 2004 and 2003, respectively. For the year end December 31, 2004, advertising revenues consisted of revenues from brand advertising of $46.1 million, and revenues from sponsored search of $9.7 million. For the year ended December 31, 2003, advertising revenues consisted of revenues from brand advertising of $23.9 million, and revenues from sponsored search of $5.6 million.

Brand advertising. Brand advertising revenues increased by $22.2 million to $46.1 million as compared to $23.9 million for the year ended December 31, 2003. The increase of $22.2 million from 2003 to 2004 consisted of: (i) a $17.3 million in revenues from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $13.0 million increase in revenues from the advertisers who advertised with us in 2003 and who continued to do so in 2004; and (iii) a $8.1 million decrease in revenues as a result of some of the advertisers who advertised with us in the year ended December 31, 2003, not advertising on our Websites in the year ended December 31, 2004. The 2004 increase in revenue also includes the impact of an increase in rates we charge for advertising ranging from 16% to 20% during the year. Sohu had approximately 1,000 advertisers in 2004 as compared to 800 advertisers in 2003. Sales to Sohu’s five largest advertisers were 9% and 12% of total brand advertising revenues for the years ended December 31, 2004 and 2003, respectively. Sohu’s advertising customers consisted primarily of companies within the automobile, information technology, real estate, online gaming, telecommunication and education industries in 2004. Revenues and related cost of revenues from advertising barter transactions were not recognized. As of December 31, 2004 and 2003, we had $1.5 million and $1.3 million of receipts in advance from advertisers, respectively.

Sponsored search. Sponsored search services revenue increased by $4.1 million to $9.7 million for the year ended December 31, 2004 as compared to $5.6 million for the year ended December 31, 2003. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to pay-for-click services of displaying the text-based links to the Websites of our advertisers. We normally provide the priority placements services and the listing in our classified advertisement section for a fixed fee over a period. Pay-for-click services of displaying the text-based links to our advertiser’s Websites is charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. For the year ended December 31, 2004, the increase of sponsored search revenue was resulted from increasing acceptance of this targeted marketing medium in the PRC.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless, e-commerce and other services.

Non-advertising revenues were $47.5 million and $50.9 million, or 46% and 63% of total revenues for the years ended December 31, 2004 and 2003, respectively. Because of restrictions on foreign companies working in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our short messaging fees. Our VIEs collect the fees from the operators and then transfer them to our subsidiaries. There was no material impact on our revenues or margins from our reliance on these related party arrangements. On July 1, 2003, we prospectively adopted FIN 46R, which resulted in the consolidation of our VIEs. Thus, wireless and e-commerce revenues earned by our VIEs prior to the date are disclosed as revenue from related parties and are not so disclosed thereafter.

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

Wireless. Our wireless revenues included SMS and MMS services launched in 2003 and other advanced second generation technology, or 2.5G, wireless services such as WAP, and IVR. Our wireless services include alumni club, dating and friends matching, e-mail, ring tone and logo downloads and various other related products provided to mobile phone users. Short messaging fees are charged on a monthly or per message basis. For the year ended December 31, 2004, approximately 80% of our SMS revenues were derived from consumers who subscribe for our SMS services on a monthly basis, for which we charge a monthly fixed fee ranging from approximately $0.4 to $3.0.

For the year ended December 31, 2004, our wireless revenues decreased by $7.6 million to $36.4 million as compared to $44.0 million for the year ended December 31, 2003, primarily due to the decrease of $15.8 million in SMS revenues. This decrease was partially offset by an increase of $2.7 million in MMS revenues, $2.6 million in revenues from two products, WAP and IVR, and revenues of $2.8 million as a result of the acquisition of Goodfeel. The decrease in SMS revenues was the result of the tightened controls over billing procedures and practices by our mobile operators. The increase in MMS revenues was the result of successful product promotion and wider user acceptance of MMS services in China. However, effective September 1, 2004, our MMS services were temporarily suspended by CMCC for a one-year period.

E-commerce. E-commerce revenues are earned primarily from sales of consumer products through Sohu’s Website, store.sohu.com, where we undertake fulfillment e-commerce activities and conduct e-commerce transactions. Our e-commerce products consisted of over 27,700 consumer products, such as books, health care products, videos, music and computer equipment. We purchased products from suppliers, stock the goods in our warehouse and, upon receiving the orders, arrange for delivery to our customers. Fulfillment was provided by delivery companies or through postal services. Substantially all sales were done on a cash on delivery basis. E-commerce revenues increased by $2.4 million to $6.2 million for the year ended December 31, 2004 as compared to $3.8 million for the year ended December 31, 2003.

Others. Other services mainly included provision of online games, Internet access, and our design of Websites and provision of Internet software to third parties. The increase of $1.8 million to $4.9 million for the year ended December 31, 2004 was primarily due to an increase in revenues from our online games, as we launched our Knight Online and Blade Online in February 2003 and October 2004, respectively.

Cost of Revenues

Total cost of revenues was $34.0 million and $25.2 million for the years ended December 31, 2004 and 2003, respectively.

In 2005, in order to improve the measurement of performance of each segment, we began allocating Website operating costs to the cost of revenues of each segment based on actual usage. Accordingly, we reclassified the cost of revenues amongst each segment for previous years presented to conform with current year classification. In general, the impact of this re-allocation has not materially affected the trend of gross profit of each segment.

Advertising Cost of Revenues

Advertising cost of revenues increased by $4.9 million to $12.1 million for the year ended December 31, 2004 as compared to $7.2 million for the year ended December 31, 2003.

Brand advertising. Brand advertising cost of revenues mainly includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Brand advertising cost of revenues was $10.8 million and $6.7 million for the year ended December 31, 2004 and 2003. The increase of $4.1 million consisted of a $1.4 million increase in personnel expense, a $162,000 increase in payments to our business partners, a $151,000 increase in bandwidth leasing costs, a $1.2 million increase in office and depreciation expense, and a $1.2 million increase in content purchases and traveling and entertainment expense. Our brand advertising gross margin for the year ended December 31, 2004 and 2003 was 77% and 72%, respectively. Our brand advertising gross margin improved for the year ended December 31, 2004 because of the fixed nature of some of the brand advertising cost components, which had not increased at the same rate as revenue.

Sponsored search. Sponsored search cost of revenues consisted primarily of payments to our Website alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Sponsored search cost of revenues was $1.3 million for year ended December 31, 2004 as compared to $0.5 million for the year ended December 31, 2003. The increase in sponsored search cost of revenues resulted from an increase of $0.6 million in payments to our Website alliances.

Non-advertising Cost of Revenues

Non-advertising cost of revenues increased by $3.9 million to $21.9 million for the year ended December 31, 2004 as compared to $18.0 million for the year ended December 31, 2003.

Wireless. Wireless cost of revenues increased by $0.7 million to $13.8 million for the year ended December 31, 2004, as compared to $13.1 million for the year ended December 31, 2003. Wireless cost of revenues consists mainly of collection and wireless transmission charges paid to third party network operators, expenses related to notices of penalties and complaints from CMCC subsidiaries based on allegations of the breach of certain provisions of agreements with the mobile network operators, fees or royalties paid to third party content providers for services and content associated with our wireless services, relevant depreciation of servers and computer equipment and bandwidth leasing costs. The collection and transmission charges vary between third party operators and include a gateway fee of $0.006 to $0.0151 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 10% to 30% of total fees collected by the third party operators from mobile phone users and paid to us. Content costs were immaterial as compared to collection and transmission charges. Our wireless gross margins were 62% and 70% for the years ended December 31, 2004 and 2003, respectively. Wireless gross margin decreased primarily because revenues from high gross margin products decreased.

E-commerce. E-commerce cost of revenues was $6.1 million for the year ended December 31, 2004, as compared to $3.4 million for the year ended December 31, 2003. E-commerce cost of revenues consists mainly of the purchase price of consumer products sold and inbound and outbound shipping charges. The change in e-commerce cost of revenues from the comparative period in 2003 was attributable to the change in sales volume. Our e-commerce gross margin was 1% for the year ended December 31, 2004, as compared to 9% for the year ended December 31, 2003. For the year ended December 31, 2004, approximately 3 percentage points of the reduction in gross margin were attributable to our providing free delivery for orders greater than $6 and approximately 5 percentage points of the reduction were attributable to our lowering sales prices of our products.

Others. Cost of revenues for other services, consisting mainly of fees paid to third parties for design services and related overhead, was $2.1 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively.

Product Development Expenses

Product development expenses increased by $1.3 million to $8.8 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The increase was primarily due to a $1.7 million increase in personnel expense for additional employees and a $59,000 increase in other items including traveling expenses, professional fees and communications, offset by a $459,000 decrease in office and depreciation expenses.

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

Amortization of Intangible Assets

Amortization of intangible assets of $1.4 million for the year ended December 31, 2004 was related to the acquisitions of the Focus.cn and 17173.com Websites in the fourth quarter of 2003, and of Goodfeel in the second quarter of 2004. Amortization of intangible assets for the year ended December 31, 2003 of $57,000 was related to the acquisitions of the Focus.cn and 17173.com Websites during the year.

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

Other Expenses

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

Income Tax Benefit (Expense)

For the year ended December 31, 2004, an income tax refund of $37,000 resulted from the reversal of an over-provision for income tax expense. For the year ended December 31, 2003, income tax expense was $6.7 million as a result of a tax restructuring exercise undertaken in 2003.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (or SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

Sohu will adopt SFAS 123R and related FASB Staff Positions (or FSPs) on January 1, 2006. We will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, and will recognize compensation expense on an accelerated basis over the requisite service period. We will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R. We estimate the stock option compensation expense for the first quarter of 2006, due to the effect of adoption of SFAS 123R, to be between $1.7 million to $1.8 million.

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

In June 2005, the FASB ratified the Emerging Issues Task Forces’ Issue No.05-06, Determining the Amortization Period for Leasehold Improvements (or EITF No. 05-06). EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 should be applied to leasehold improvements (within the scope of this issue) that are purchased or acquired in reporting periods beginning after June 29, 2005. We believe the adoption of EITF No. 05-06 will not have a significant impact on its financial statements.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2005. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
	(unaudited, in thousands, expect per share data)
Revenues:
Advertising:
Brand advertising	$16,882	$15,618	$13,859	$12,124	$13,187	$12,932	$10,950	$8,993
Sponsored search	3,406	3,172	3,105	2,731	2,692	2,541	2,432	2,021

Subtotal of advertising revenues	20,288	18,790	16,964	14,855	15,879	15,473	13,382	11,014

Non-advertising:
Wireless	7,249	6,762	6,360	5,959	4,663	8,145	11,316	12,245
E-commerce	816	879	841	1,265	1,996	1,486	1,370	1,319
Others	2,113	1,847	1,714	1,646	1,529	836	1,199	1,357

Subtotal of non-advertising revenues	10,178	9,488	8,915	8,870	8,188	10,467	13,885	14,921

Total revenues	30,466	28,278	25,879	23,725	24,067	25,940	27,267	25,935

Cost of revenues:
Advertising:
Brand advertising	4,272	4,122	3,407	2,810	2,626	2,987	2,796	2,377
Sponsored search	1,084	813	699	481	388	339	342	203

Subtotal of advertising cost of revenues	5,356	4,935	4,106	3,291	3,014	3,326	3,138	2,580

Non-advertising:
Wireless	3,437	3,353	2,871	2,322	2,054	3,147	4,259	4,296
E-commerce	849	1,014	794	1,244	1,977	1,468	1,366	1,304
Others	774	626	675	673	694	446	473	443

Subtotal of non-advertising cost of revenues	5,060	4,993	4,340	4,239	4,725	5,061	6,098	6,043

Total cost of revenues	10,416	9,928	8,446	7,530	7,739	8,387	9,236	8,623

Gross profit	20,050	18,350	17,433	16,195	16,328	17,553	18,031	17,312
Operating expenses:
Product development	3,555	3,439	3,594	3,142	2,387	2,462	2,091	1,880
Sales and marketing	7,724	4,615	4,269	4,734	4,547	4,600	4,261	3,121
General and administrative	2,451	2,813	2,409	2,490	2,987	2,210	1,752	1,572
Amortization of intangible assets	509	509	474	456	455	368	360	177

Total operating expenses	14,239	11,376	10,746	10,822	10,376	9,640	8,464	6,750

Operating profit	5,811	6,974	6,687	5,373	5,952	7,913	9,567	10,562
Other income (expenses)	2,351	358	(92)	(170)	(244)	(190)	(196)	(208)
Interest income	755	617	555	573	595	641	578	630

Income before income tax expenses	8,917	7,949	7,150	5,776	6,303	8,364	9,949	10,984
Income tax benefit (expense)	20	81	(50)	(62)	199	(38)	(70)	(54)

Net income	$8,937	$8,030	$7,100	$5,714	$6,502	$8,326	$9,879	$10,930

Basic net income per share	$0.24	$0.22	$0.20	$0.16	$0.18	$0.23	$0.27	$0.30

Shares used in computing basic net income per share	36,626	36,417	36,015	36,171	36,478	36,392	36,349	36,255

Diluted net income per share	$0.23	$0.21	$0.18	$0.15	$0.17	$0.21	$0.25	$0.27

Shares used in computing diluted net income per share	39,435	39,750	39,596	39,931	40,533	40,644	40,893	41,920

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through sales of equity securities, public offering of common shares, and convertible notes, and cash provided by operations. From inception through December 31, 2005, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes. As of December 31, 2005, we had cash and cash equivalents, and investments in marketable debt securities totaling approximately $133.1 million, compared to $141.3 million and $142.6 million as of December 31, 2004 and 2003, respectively.

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

Our principal commitments consist of obligations under various operating leases for office facilities in Beijing, Shanghai, Guangzhou and Hong Kong. Our commitments under these leases total approximately $3,280,000, $3,314,000, $3,354,000 and $3,297,000 for the years ending December 31, 2006, 2007, 2008 and 2009, respectively. We expect that capital expenditures totaling $7.8 million in 2006 will consist of $6.3 million for purchases of servers, network equipment and software and $1.5 million for others. In addition, Sohu was selected as the official sponsor of ICS category for the Beijing 2008 Olympic Games, and entered into Sponsorship Agreement with BOCOG. Under the Sponsorship Agreement, Sohu is obliged to provide services regarding the construction, operation and maintenance of the Official Website for Beijing 2008 Olympic Games throughout the sponsorship period ending December 31, 2008.

As described above, we have entered into arrangements with Dr. Charles Zhang, our Chief Executive Officer, and certain of our employees to satisfy PRC regulations which prohibit or restrict foreign companies from owning or operating telecommunications, Internet content and certain other businesses in China. These arrangements have taken the form of loans to Dr. Zhang and the employees, who then invested the amounts loaned in what are currently our VIEs. While the arrangements have taken the form of loans to Dr. Zhang and the employees, they are, in substance, investments in the VIEs. Accordingly, we do not expect the loans to have any special effect upon our liquidity. The loan agreements do not contain any material financial covenants.

During the year ended December 31, 2005, we repurchased 885,605 shares of our common stock for a total consideration of $13.8 million including brokerage commission. In addition, during the year ended December 31, 2005, we had repurchased our zero coupon convertible senior notes with face value of $15,220,000 from the market at a weighted average price of 90.4%. We believe that the repurchase of our shares and convertible notes will not have any special effect upon our liquidity as of December 31, 2005.

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$35,922	$46,152	$41,896
Net cash used in investing activities	(17,093)	(3,412)	(51,012)
Net cash (used in) provided by financing activities	(24,308)	(19,465)	89,296
Effect of exchange rate change on cash and cash equivalents	2,186	—	—

Net (decrease) increase in cash and cash equivalents	(3,293)	23,275	80,180
Cash and cash equivalents at beginning of year	122,384	99,109	18,929

Cash and cash equivalents at end of year	$119,091	$122,384	$99,109

For the year ended December 31, 2005, net cash provided by operating activities was $35.9 million, and was primarily attributable to our net income of $29.8 million, depreciation and amortization of $8.6 million, provision for allowance for doubtful accounts of $1.3 million, netted off by gains on repurchase of zero coupon convertible senior notes of $1.3 million, and a $2.9 million increase in working capital. For the year ended December 31, 2004, net cash provided by operating activities was $46.1 million, and was primarily attributable to our net income of $35.6 million, depreciation and amortization of $6.7 million, provision for allowance for doubtful accounts of $764,000 and a $3.1 million decrease in working capital. For the year ended December 31, 2003, net cash provided by operating activities was $41.9 million, and was primarily attributable to our net income of $26.4 million, tax benefits from stock options of $6.5 million, depreciation and amortization of $4.9 million, provision for loans to related parties and loss incurred by a joint venture of $500,000, and a $3.6 million decrease in working capital.

For the year ended December 31, 2005, net cash used in investing activities was $17.1 million, and was primarily attributable to $10.3 million in cash used to acquire Go2Map and earn-out payment for Focus.cn, the acquisition of fixed assets of $8.1 million largely due to the relocation of our offices in Beijing, and the addition of intangible assets and other assets of $2.4 million and the addition of restricted cash of $991,000. This amount was partially offset by $4.7 million received as a result of the maturities of marketable debt securities. For the year ended December 31, 2004, net cash used in investing activities was $3.4 million, and was primarily attributable to $17.0 million in cash used to acquire Goodfeel, the acquisition of fixed assets of $8.4 million largely due to the relocation of our offices in Beijing, and the addition of other assets of $2.3 million. This amount was partially offset by $24.3 million received as a result of the maturities of marketable debt securities. For the year ended December 31, 2003, net cash used in investing activities was $51.0 million, and was primarily attributable to $32.2 million in cash used in the 17173.com and Focus.cn acquisitions, long term investments in marketable debt securities of $18.7 million, purchase of fixed assets of $3.9 million and addition of other assets of $1.5 million, partially offset by $2.7 million in cash included in VIEs and $2.3 million in cash received from the liquidation of Sohu-Guolian.

For the year ended December 31, 2005, net cash used in financing activities was $24.3 million, and was primarily attributable to $13.8 million used for the repurchase of our common stock and $13.8 million used for the repurchase of our zero coupon convertible senior notes. This amount was partially offset by $3.3 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan. For the year ended December 31, 2004, net cash used in financing activities was $19.5 million, and was primarily attributable to $23.8 million used for the repurchase of our common stock. This amount was partially offset by $4.4 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan. Net cash provided by financing activities was $89.3 million for the year ended December 31, 2003, due to net proceeds of $87.4 million from the private placement of our zero coupon convertible senior notes and proceeds of $1.5 million from the issuance of common stock upon the exercise of options granted under our stock incentive plan.

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

Tabular Disclosure of Contractual Obligations (in thousands)

The following table sets forth our contractual obligations as of December 31, 2005:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$74,780	$—	$74,780	$—	$—
Operating lease obligations	13,245	3,280	6,668	3,297	—
Purchase obligations	2,656	1,756	700	200	—

Total contractual obligations	$90,681	$5,036	$82,148	$3,497	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the US Dollar, to date virtually all of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues and assets as expressed in our US Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See “Risk Factors—We may suffer currency exchange risks if the RMB fluctuates relative to the US Dollar.”

The RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the US Dollar. The exchange rate of the US Dollar against the RMB was adjusted to 8.11 yuan per US Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the US Dollar traded against the Reminbi in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, receivables, payables and zero coupon convertible senior notes as of December 31, 2005:

	Expected Maturity Date						Total recorded value	Fair value
	Before December 31,
	2006	2007	2008	2009	2010	Thereafter
On-balance sheet financial instruments ( in US$ ‘000)
Cash and cash equivalents
in US$	36,630	—	—	—	—	—	36,630	36,630
in RMB	82,270	—	—	—	—	—	82,270	82,270
in HK$	191	—	—	—	—	—	191	191

Sub-total	119,091	—	—	—	—	—	119,091	119,091

Restricted cash
in RMB	—	—	991	—	—	—	991	991

Receivables
in US$	489	—	—	—	—	—	489	489
in RMB	22,899	—	—	—	—	—	22,899	22,899
In HK$	42	—	—	—	—	—	42	42

Sub-total	23,430	—	—	—	—	—	23,430	23,430

Investments in marketable debt securities
in US$	9,095	4,900					13,995	13,995

Payables
in US$	8,090	—	—	—	—	—	8,090	8,090
in RMB	26,957	—	—	—	—	—	26,957	26,957
in HK$	6	—	—	—	—	—	6	6

Sub-total	35,053	—	—	—	—	—	35,053	35,053

Zero coupon convertible senior notes
In US$	—	74,780	—	—	—	—	74,780	67,676

INVESTMENT RISK

a) Investments in Beijing Sohu, High Century, Hengda, Goodfeel, Huohu, and Sogou Information

As of December 31, 2005, Sohu had outstanding long-term loans of $9.8 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu, which is owned 80% by Dr. Zhang and 20% by High Century, High Century, which is owned 80% by Dr. Zhang and 20% by an employee, Hengda, which is owned by two of our employees, Goodfeel, which is owned by two of our employees, Huohu, which is owned 75% by Sohu Era and 25% by an employee. Sogou Information, which is owned by two of our employees. Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu or Sogou Information to us, (ii) the shares of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu or Sogou Information cannot be transferred without our approval, and (iii) we have the right to appoint all directors and senior management personnel of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information. Dr. Zhang and the other employee borrowers have pledged all of their shares in Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information as collateral for the loans and the loans bear no interest and are due on demand after November 2003, in the case of High Century, after June 2004, in the case of Huohu, after August 12, 2006, in the case of Sogou Information, after October 2006, in the case of Goodfeel, after November 3, 2006, in the case of Hengda and the earlier of a demand or 2010, in the case of Beijing Sohu, or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu, and Sogou Information, which is uncertain.

Furthermore, because of uncertainties associated with the PRC law, ultimate enforcement of the loan agreements in uncertain. Accordingly, we may never be able to collect these loans or exercise influence over Beijing Sohu, High Century, Hengda, Goodfeel, Huohu, and Sogou Information.

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

(b) Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. As of December 31, 2005, these marketable debt securities amounted to approximately $14.0 million. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of December 31, 2005, an unrealized loss of $235,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of December 31, 2005.

(US$ ‘000)	Expected Maturity Date						Total recorded value	Fair value
	Before December 31,
	2006	2007	2008	2009	2010	Thereafter
Investments in marketable securities	9,095	4,900	—	—	—	—	13,995	13,995
Average interest rate	6.03%	4.40%	—	—	—	—
Zero coupon convertible senior notes	—	74,780	—	—	—	—	74,780	67,676
Average interest rate	—	0%	—	—	—	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index of Consolidated Financial Statements which appear on page F-1 of this report. The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedules which are listed in the Index of Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 49 of this report and is incorporated into this Item 8.

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

Management’s Report on Internal Control over Financial Reporting

Our management’s annual report on internal control over financial reporting and the related report of our independent registered public accounting firm are included in this Report on pages F-2 and F-3, respectively.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Proxy Statement for Sohu’s 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 14, 2006 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2006 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2006 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders 2000 Stock Incentive Plan	3,585,858	$14.44	1,264,336
Equity compensation plans not approved by security holders	—	—	—

Total	3,585,858	$14.44	1,264,336

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Proxy Statement for Sohu’s 2006 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2006 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(a)(2) Financial Statement Schedule

Schedule I, Condensed Financial Information of Registrant, is included on page F-27 of this report and is incorporated into this Item 15(a)(2) by reference.

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

Date: February 28, 2006

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2006

/s/ CAROL YU Carol Yu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2006

/s/ EDWARD B. ROBERTS Edward B. Roberts	Director	February 28, 2006

/s/ THOMAS GURNEE Thomas Gurnee	Director	February 28, 2006

/s/ CHARLES HUANG Charles Huang	Director	February 28, 2006

/s/ MARY MA Mary Ma	Director	February 28, 2006

/s/ DAVE QI Dave Qi	Director	February 28, 2006

/s/ SHI WANG Shi Wang	Director	February 28, 2006

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated Financial Statements or Notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sohu.com Inc.:

We have completed integrated audits of Sohu.com Inc’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s report on internal control over financial reporting appearing on Page F-2 of Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

February 28, 2006

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of
	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$119,091	$122,384
Accounts receivable, net (including $358 and $199 from related parties, respectively)	19,283	19,901
Prepaid and other current assets	4,546	4,894
Current portion of long-term investments in marketable debt securities	9,095	4,494

Total current assets	152,015	151,673
Long-term investments in marketable debt securities	4,900	14,444
Investment in an associate	1,124	995
Fixed assets, net	15,745	12,175
Goodwill	50,918	44,502
Intangible assets, net	8,244	7,503
Restricted cash	991	—
Other assets, net	5,744	3,475

	$239,681	$234,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $81 and $0 to a related party, respectively)	$1,683	$2,273
Accrued liabilities	33,370	33,995

Total current liabilities	35,053	36,268

Zero coupon convertible senior notes	74,780	90,000

Total liabilities	109,833	126,268

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 36,680 and 36,537 shares issued and outstanding, respectively)	40	38
Additional paid-in capital	148,780	145,481
Treasury stock (3,446 shares and 2,561 shares, respectively)	(39,686)	(25,839)
Deferred compensation	—	(2)
Accumulated other comprehensive income	2,126	14
Retained earnings (accumulated deficit)	18,588	(11,193)

Total shareholders’ equity	129,848	108,499

	$239,681	$234,767

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Advertising:
Brand advertising (including $0, $519 and $0 from related parties, respectively)	$58,483	$46,062	$23,878
Sponsored search	12,414	9,686	5,625

Subtotal of advertising revenues	70,897	55,748	29,503

Non-advertising:
Wireless (including $0, $0 and $19,455 from a related party, respectively)	26,330	36,369	44,047
E-commerce (including $0, $0 and $2,159 from a related party, respectively)	3,801	6,171	3,787
Others (including $0, $0 and $334 from a related party, respectively)	7,320	4,921	3,088

Subtotal of non-advertising revenues	37,451	47,461	50,922

Total revenues	108,348	103,209	80,425

Cost of revenues:
Advertising:
Brand advertising (including $0, $0 and $72 to a related party, respectively)	14,611	10,786	6,711
Sponsored search	3,077	1,272	476

Subtotal of advertising cost of revenues	17,688	12,058	7,187

Non-advertising:
Wireless (including $0, $0 and $5,767 to a related party, respectively)	11,983	13,756	13,051
E-commerce (including $184, $126 and $1,899 to related parties, respectively)	3,901	6,115	3,441
Others (including $1,288, $219 and $426 to related parties, respectively)	2,748	2,056	1,527

Subtotal of non-advertising cost of revenues	18,632	21,927	18,019

Total cost of revenues	36,320	33,985	25,206

Gross profit	72,028	69,224	55,219

Operating expenses:
Product development	13,730	8,820	7,542
Sales and marketing	21,342	16,529	10,570
General and administrative	10,163	8,521	5,029
Amortization of intangible assets	1,948	1,360	57

Total operating expenses	47,183	35,230	23,198

Operating profit	24,845	33,994	32,021

Other income (expenses)	2,447	(838)	(964)
Interest income	2,500	2,444	1,950

Income before income tax expense	29,792	35,600	33,007
Income tax (expense) benefit	(11)	37	(6,650)

Net income	$29,781	$35,637	$26,357

Basic net income per share	$0.82	$0.98	$0.74

Shares used in computing basic net income per share	36,309	36,369	35,483

Diluted net income per share	$0.77	$0.89	$0.66

Shares used in computing diluted net income per share	39,680	41,011	40,351

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$29,781	$35,637	$26,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,865	3,962	3,958
Amortization of intangible assets and other assets	3,735	2,742	959
Provision for valuation allowance for long-term loans to related parties	—	—	209
Provision for allowance for doubtful accounts	1,282	764	42
Tax benefits from stock options	—	—	6,500
Gains on repurchase of zero coupon convertible senior notes	(1,247)	—	—
Others	357	85	417
Changes in current assets and liabilities:
Accounts receivable	(261)	(7,631)	(11,956)
Accounts receivable from related parties	(159)	(199)	1,962
Prepaid and other current assets	(507)	(821)	(2,595)
Accounts payable	(708)	1,009	243
Payable to related parties	81	—	(1,455)
Accrued liabilities	(1,276)	10,711	17,255
Income taxes paid	(21)	(107)	—

Net cash provided by operating activities	35,922	46,152	41,896
Cash flows from investing activities:
Investments in marketable debt securities	—	—	(18,726)
Proceeds from maturities of marketable debt securities	4,688	24,304	250
Investment in an associate	—	(995)	—
Purchase of fixed assets	(8,114)	(8,431)	(3,854)
Purchase of intangible assets and other assets	(2,413)	(1,290)	(1,472)
Increase of restricted cash	(991)	—	—
Acquisitions, net of cash acquired	(10,263)	(17,000)	(32,183)
Cash received from liquidation of a joint venture	—	—	2,331
Cash included in variable interest entities	—	—	2,763
Long-term loans to related parties	—	—	(121)

Net cash used in investing activities	(17,093)	(3,412)	(51,012)
Cash flows from financing activities:
Repurchase of zero coupon convertible senior notes	(13,762)	—	—
Issuance of zero coupon convertible senior notes	—	—	87,750
Repurchase of common stock	(13,847)	(23,836)	—
Issuance of common stock	3,301	4,371	1,546

Net cash (used in) provided by financing activities	(24,308)	(19,465)	89,296
Effect of exchange rate change on cash and cash equivalents	2,186	—	—

Net (decrease) increase in cash and cash equivalents	(3,293)	23,275	80,180
Cash and cash equivalents at beginning of year	122,384	99,109	18,929

Cash and cash equivalents at end of year	$119,091	$122,384	$99,109

Non-cash financing activity:
Issuance of common stock for acquisition	$—	$898	$2,302

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Common stock:
Balance, beginning of year	$38	$36	$35
Issuance of common stock	2	2	1

Balance, end of year	40	38	36

Additional paid-in capital:
Balance, beginning of year	145,481	140,218	129,881
Issuance of common stock	3,299	5,267	3,862
Tax benefit from stock options	—	—	6,500
Compensatory stock options	—	(4)	(25)

Balance, end of year	148,780	145,481	140,218

Treasury stock:
Balance, beginning of year	(25,839)	(2,003)	(2,003)
Repurchase of common stock	(13,847)	(23,836)	—

Balance, end of year	(39,686)	(25,839)	(2,003)

Deferred compensation:
Balance, beginning of year	(2)	(14)	(42)
Compensatory stock options	2	12	28

Balance, end of year	—	(2)	(14)

Accumulated other comprehensive income:
Balance, beginning of year	14	232	547
Net unrealized losses on marketable debt securities	(255)	(215)	(306)
Foreign currency translation adjustment	2,367	(3)	(9)

Balance, end of year	2,126	14	232

Retained earnings (accumulated deficit):
Balance, beginning of year	(11,193)	(46,830)	(73,187)
Net income	29,781	35,637	26,357

Balance, end of year	18,588	(11,193)	(46,830)

Total stockholders’ equity	$129,848	$108,499	$91,639

Comprehensive income:
Net income	$29,781	$35,637	$26,357
Other comprehensive income (losses):
Net unrealized losses on marketable debt securities	(255)	(215)	(306)
Foreign currency translation adjustment	2,367	(3)	(9)

Total comprehensive income	$31,893	$35,419	$26,042

	Number of Outstanding Shares
Common stock:
Balance, beginning of year	36,537	36,101	34,611
Issuance of common stock	1,029	1,797	1,490
Repurchase of common stock	(886)	(1,361)	—

Balance, end of year	36,680	36,537	36,101

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Sohu.com Inc. (the “Company” or “Sohu”) is a leading online media, search and mobile value-added services company providing comprehensive online products and services to consumers and businesses in the People’s Republic of China (the “PRC” or “China”). The Company, a Delaware corporation, commenced operations in 1996.

The Company and its variable interest entities (“VIEs”) primarily offer content, brand advertising, sponsored search, wireless, e-commerce and online games services through the Company’s Internet portal sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.17173.com, www.focus.cn, www.goodfeel.com.cn and www.go2map.com. The Company markets its products and services to customers primarily in the PRC.

2. Summary of Significant Accounting Policies

(a) Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America.

(b) Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries from the respective dates of their acquisition or formation, and its VIEs, commencing from the later of July 1, 2003 or the respective dates of their acquisition or formation. All intercompany balances and transactions have been eliminated.

Effective July 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Pursuant to FIN 46R, Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing Goodfeel Information Technology Co., Ltd. (“Goodfeel”), Beijing Huohu Digital Technology Co., Ltd. (“Huohu”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”) are VIEs of the Company and the Company is the primary beneficiary of the VIEs. Accordingly, effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements. The Company has not restated earlier periods for the adoption of FIN 46R. Thus, prior to July 1, 2003, these entities were not consolidated in the Company’s financial statements and transactions with and balances related to the VIEs have been disclosed as transactions with related parties. The Company records a valuation allowance against the long-term loans to the extent there are losses in these entities. As a result, the balance of long-term loans to related parties equals the net assets of the related VIEs.

(c) Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for wireless revenues and cost of revenues, accounting for e-commerce revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, valuation allowance against deferred tax assets, and assessment of impairment for goodwill and other intangible assets represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Brand advertising contracts establish the fixed price and advertising services to be provided. Pursuant to brand advertising contracts, the Company provides advertisement placements on various Website channels and in different formats, including but not limited to banners, links, logos, buttons, rich media, content integration and email marketing. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, the Company recognizes revenue upon payment from the customer.

Sponsorship contracts may include services similar to those in the brand advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on the Websites of the Company, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight line basis over the contract period and when collection of the resulting receivable is reasonably assured, provided the Company is meeting its obligations under the contract.

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium size enterprises, sponsored search services mainly include priority placements in the Company’s search directory, listing in the classified advertisements section and pay-for-click services of displaying the text-based links to the Websites of the Company’s advertisers. The Company normally provides the priority placements services and listing in its classified advertisements section for a fixed fee over a period. Revenues of these services are normally recognized on a straight line basis over the service period of the contracts. Pay-for-click services of displaying the text-based links to the Company’s advertisers’ Websites is charged on a cost per click basis, so that an advertiser pays the Company only when a user clicks on the displayed link. Revenues of the pay-for-click services are recognized as the users click on the links.

ii) Non-advertising revenues

Non-advertising revenues include revenue principally from wireless, e-commerce and online game services.

Wireless revenues are derived from providing short messaging services or SMS, Wireless Application Protocol or WAP, interactive voice response or IVR, multi-media messaging services or MMS, and Ring Back Tone or RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads, and various other mobile related products provided to mobile phone users. The Company contracts with third party mobile network operators for wireless services provided to its users and records the fee charged by third party mobile network operators as cost of revenues. Wireless revenues are recognized in the month in which the service is performed, provided that no significant company obligations remain.

Wireless revenues are recorded on a gross basis as the Company is the primary obligor in the arrangement, which is evidenced by a number of factors including that the content and the nature of the wireless services are designed and developed by the Company (either independently or with third parties) and originates from the Company’s Websites, the links located on third parties’ Websites, or one of the dedicated phone numbers of the Company. Also, the mobile network operators that the Company contracts with to deliver these services to the end customers are not involved in the design or development of the services that are provided by the Company. The end customer purchases the wireless content, community access or value-added services that the Company provides. The end customer receives identical services from the Company regardless of which third party mobile network operator is used to deliver the message. In addition, the Company provides customer services to the end customers directly and it could be requested by the mobile network operators to assume the credit risk if the operators are not able to collect fees from the end customers. The Company is primarily responsible for fulfillment, adds value to the products, has inventory risk related to the content and products, and has reasonable pricing latitude.

E-commerce revenues are derived from direct sales to customers (the “B2C model”) and new n2N business model (the “n2N model”). Under B2C model, the Company purchase products from suppliers, stock the goods in the warehouse and, upon receiving the orders from customers through the Company’s Website, arrange for delivery to customers. Fulfillment is provided by delivery companies or through postal services. Product sales include the right of return within 10 days after the goods have been received if the products have quality problems and the buyer has retained the original order form. E-commerce revenues generated under the B2C model are recorded on a gross basis, under which the Company records product sales net of the estimated amount of return. Under n2N model, the Company provides a platform for customers and suppliers and earns an agency commission. The Company arranges for delivery to customers. Fulfillment is provided by delivery companies or through postal services. E-commerce revenues generated under the n2N model are recorded on a net basis as the Company is not a primary obligor.

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

Investments in marketable debt securities with original maturities greater than twelve months when purchased are considered long-term investments. Long-term investments in marketable securities with maturities less than twelve months from the balance sheet date are recorded as current portion of long-term investments in marketable debt securities.

(g) Associates

Associates are entities over which the Company has significant influence, but which it does not control. Investments in associates are accounted for by the equity method of accounting. Under this method, the Company’s share of the post-acquisition profits or losses of associates is recognized in the income statement and its share of post-acquisition movements in reserves is recognized in reserves. Unrealized gains on transactions between the Company and its associates are eliminated to the extent of the Company’s interest in the associates; unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in an associate equals or exceeds its interest in the associates, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the associates.

(h) Fixed assets and depreciation

Fixed assets, comprising computer equipment, office furniture and equipment, vehicles and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years, with no residual value for assets acquired after January 1, 2003. For computer equipment, office furniture and equipment acquired prior to this date, a residual value of five percent was used.

(i) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs.

The Company tests goodwill for impairment at the reporting unit level (operating segment) on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of the goodwill below its carrying amount. The impairment of goodwill is determined by the Company estimating the fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company has taken into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information.

(j) Intangible assets

Intangible assets, comprising customer lists, trademarks, domain names, marketing rights and others, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years for customer lists, fifteen years for trademarks, domain names and thirty-eight months for marketing rights, with no residual value. The weighted average amortization period for intangible assets is seven years.

(k) Other assets

Other assets mainly include the offering costs of the Company’s zero coupon convertible senior notes, computer software purchased from unrelated third parties and license fees. The Company amortizes the offering costs of the Company’s zero coupon convertible senior notes over a period of four years from the date of their issuance by the Company to the first date when the Company may be required to repurchase all or any portion of their principal amount, computer software over estimated useful lives of two or three years and license fees over the term of the contracts.

(l) Impairment for long-lived assets

The carrying amounts of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

The Company’s functional and reporting currency is the US Dollar. The functional currency of the Company’s subsidiaries in China is the Renminbi (“RMB”). Sales and purchase and other expense transactions are generally denominated in RMB. Accordingly, assets and liabilities of the China subsidiaries are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded in a separate component of shareholders’ equity. Foreign currency translation adjustments are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity for the years presented.

(n) Cost of revenues

i) Advertising

Advertising cost of revenues consists of compensation and related overhead costs for employees, depreciation expenses, fees for bandwidth leasing charges, content and services. Royalties paid to content providers are expensed as incurred and included as cost of revenues. Contracts with content providers generally range from one to two years in duration and may be terminated by either party upon notice.

ii) Non-advertising

Wireless cost of revenues consists of collection charges and transmission fees paid to third party network operators, payments to third party content suppliers, penalties, depreciation expenses, and fees for bandwidth leasing charges. E-commerce cost of revenues consists of the purchase price of consumer products sold by the Company and inbound and outbound shipping charges.

(o) Product development

Operating, classification and organization of listings, and enhancement costs of the Website are expensed as incurred. Significant direct costs of materials, labor and services incurred during the application development stage of a project are capitalized.

(p) Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. Advertising expenses are charged to the statements of operations when incurred. Included in sales and marketing expenses are advertising costs of $7,567,000, $6,110,000 and $3,361,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003 (in thousands except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income as reported:	$29,781	$35,637	$26,357
Add: Stock-based compensation expense included in reported net income	2	7	4
Deduct: Stock-based compensation expense determined under fair value based method	(7,660)	(6,119)	(1,601)

Pro forma net income	$22,123	$29,525	$24,760

Basic net income per share:
As reported	$0.82	$0.98	$0.74

Pro forma	$0.61	$0.81	$0.70

Diluted net income per share:
As reported	$0.77	$0.89	$0.66

Pro forma	$0.59	$0.74	$0.62

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2005, 2004 and 2003, the fair value of options granted was estimated with the following assumptions:

	Year ended December 31,
	2005	2004	2003
Risk-free interest rate	2.7-4.5%	1-1.3%	1-1.3%
Expected life (years)	1-5.2	2.5	2.5
Expected dividend yield	—	—	—
Volatility	51%-92%	94%	110%
Fair value of options at grant date	$6.07-$10.84	$9.24-$17.27	$4.73-$20.67

(r) Income taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not more likely than not be realized.

(s) Net income per share

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

(u) Segment reporting

In accordance with its internal financial reporting structure, the Company has determined that its business segments constitute its primary reporting segments. In previous years, the Company mainly has three reportable segments: advertising, wireless and e-commerce. During the year ended December 31, 2005, the Company adjusted its reportable segments and has reclassified results of its sponsored search segment from its advertising operations and reports sponsored search as a separate segment. Accordingly, the Company reclassified the related revenue and cost of revenue for previous years presented to conform with current year classification.

In previous years, the Company had included all of its Website operating cost in cost of revenues of brand advertising. In 2005, in order to improve the measurement of performance of each segment, the Company began allocating Website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, the Company reclassified the cost of revenues amongst each segment for previous years presented to conform with current year classification.

The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless, e-commerce and other segments as management does not use this information to measure the performance of the operating segments.

(v) Recent accounting pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

The Company will adopt SFAS 123R and related FASB Staff Position (“FSPs”) on January 1, 2006. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, and will recognize compensation expense on an accelerated basis over the requisite service period. The Company will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options upon adoption of SFAS 123R. The Company estimates the stock option compensation expense for the first quarter of 2006, due to the effect of adoption of SFAS 123R, to be between $1.7 million to $1.8 million.

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

3. Segment Information

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operates in four principal segments: brand advertising, sponsored search, wireless, and e-commerce. During the year ended December 31, 2005, the Company adjusted its reportable segments and has reclassified results of its sponsored search segment from its advertising operations and reports sponsored search as a separate segment. Such reclassification amounted to approximately $9.7 million and $5.6 million in revenues, $1.3 million and $476,000 in cost of revenues being reclassified from advertising to sponsored search for the years ended December 31, 2004 and 2003, respectively.

In previous years, the Company had included all of its Website operating cost in cost of revenues of brand advertising. In 2005, in order to improve the measurement of performance of each segment, the Company began allocating Website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, the Company reclassified the cost of revenues amongst each segment for previous years presented to conform with current year classification. The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless, e-commerce and other segments as management does not use this information to measure the performance of the operating segments.

The following tables present summarized information by segment (in thousands):

	Year ended December 31, 2005
	Brand Advertising	Sponsored Search	Wireless	E-commerce	Others*	Total
Revenues	$58,483	$12,414	$26,330	$3,801	$7,320	$108,348
Cost of revenues	14,611	3,077	11,983	3,901	2,748	36,320

Gross profit	$43,872	$9,337	$14,347	$(100)	$4,572	$72,028

	Year ended December 31, 2004
	Brand Advertising	Sponsored Search	Wireless	E-commerce	Others	Total
Revenues	$46,062	$9,686	$36,369	$6,171	$4,921	$103,209
Cost of revenues	10,786	1,272	13,756	6,115	2,056	33,985

Gross profit	$35,276	$8,414	$22,613	$56	$2,865	$69,224

	Year ended December 31, 2003
	Brand Advertising	Sponsored Search	Wireless	E-commerce	Others	Total
Revenues	$23,878	$5,625	$44,047	$3,787	$3,088	$80,425
Cost of revenues	6,711	476	13,051	3,441	1,527	25,206

Gross profit	$17,167	$5,149	$30,996	$346	$1,561	$55,219

*	Revenues of Go2Map since the date of acquisition, mainly comprising sales of software and provision of application services, are included in others.

4. Other Income (Expenses)

The following table summarizes the Company’s other income (expenses) (in thousands):

	Year ended December 31,
	2005	2004	2003
Reversal of certain taxes previously accrued and receipts of tax refunds*	$1,734	$—	$—
Gains on repurchase of zero coupon convertible senior notes	1,247	—	—
Amortization of offering costs for zero coupon convertible senior notes	(724)	(776)	(345)
Shares of profits (losses) from investment in an associate	102	(2)	(544)
Others	88	(60)	(75)

	$2,447	$(838)	$(964)

*	During the year ended December 31, 2005, due to an exemption regarding payment of certain taxes and receipts of tax refunds by our China-based subsidiaries, we have recorded approximately $1.7 million gain of other income.

5. Balance Sheet Components (in thousands)

	As of
	December 31, 2005	December 31, 2004
Accounts receivable, net
Accounts receivable	$20,616	$20,943
Allowance for doubtful accounts:
Balance at beginning of year	(1,042)	(452)
Additional provision for bad debt	(2,884)	(2,177)
Write-offs	991	174
Cash collection	1,602	1,413

Balance at end of year	(1,333)	(1,042)

	$19,283	$19,901

Fixed assets, net
Computer equipment	$24,806	$21,430
Office furniture and equipment	649	699
Vehicles	598	288
Leasehold improvements	5,248	4,725

	31,301	27,142
Accumulated depreciation	(15,556)	(14,967)

	$15,745	$12,175

Other assets, net
Offering costs of zero coupon convertible senior notes	$929	$1,865
Computer software (net of accumulated amortization of $2,843 and $2,335, respectively)	2,982	402
License fees (net of accumulated amortization of $691 and $410, respectively)	287	287
Rental deposits	861	—
Agency fee for office lease	387	476
Prepaid rent	273	339
Others	25	106

	$5,744	$3,475

Accrued liabilities
Business and employee withholding tax payable	$8,422	$14,285
Accrued liabilities to suppliers	10,601	7,136
Receipts in advance	5,875	5,469
Contract deposits from customer	3,057	1,744
Compensation and benefits	3,931	2,217
Accrued liabilities on professional services	998	1,759
Payable for acquisitions	306	1,117
Others	180	268

	$33,370	$33,995

6. Investments in Marketable Debt Securities

The Company’s investment portfolio consists of corporate debt securities that have a maximum maturity of two years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale.

7. Investment in An Associate

In August 2004, the Company made an investment of $997,000 in Beijing Pixel Software Technology Co. Ltd. (“Pixel”) to acquire 15% of its equity interest (the “Acquisition”), with an option to acquire an additional 15% of its equity interest within six months from the completion date of the Acquisition. The Company has the right to appoint one of four members of the Board of Directors, who has the right to veto any cooperation between Pixel and competitors of the Company. The Company believes that it can exercise a significant influence on Pixel’s operations so that the investment was accounted for under the equity method. During the years ended December 31, 2005 and 2004, the Company recorded a share of profit of $102,000 and loss of $2,000 in the consolidated statements of operations, respectively. In addition, the Company did not exercise its option to acquire additional shareholding in 2005.

8. Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Brand Advertising	Sponsored Search	Wireless	Others	Total
Balance as of December 31, 2003	$31,664	$—	$—	$—	$31,664
Acquisitions	—	—	11,897	162	12,059
Additional contingent consideration paid	811	—	—	—	811
Adjustment upon finalization of appraisal	(135)	—	—	—	(135)
Adjustment for actual direct professional fees	103	—	—	—	103

Balance as of December 31, 2004	32,443	—	11,897	162	44,502
Acquisitions	—	6,412	—	—	6,412
Foreign currency translation adjustment	—	—	—	4	4

Balance as of December 31, 2005	$32,443	$6,412	$11,897	$166	$50,918

As of December 31, 2005, the Company performed a goodwill impairment test by comparing the book value to the fair value of each reporting unit. Based on our assessment, there was no impairment issue and thus no impairment charge was recorded. In estimating the fair value of a reporting unit, the Company has taken into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information; and based on a weighted valuation method comprising income approach and market approach. Going forward, the Company will continue to test goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of the goodwill below its carrying amount.

9. Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	As of December 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship	$2,343	$(1,420)	$923	$2,191	$(668)	$1,523
Trademarks and domain names	3,600	(520)	3,080	3,243	(249)	2,994
Developed technologies	1,030	(228)	802	1,030	(88)	942
Content	1,580	(834)	746	1,580	(307)	1,273
Marketing rights and others	3,155	(462)	2,693	876	(105)	771

	$11,708	$(3,464)	$8,244	$8,920	$(1,417)	$7,503

Amortization expense for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $2,582,000, $1,635,000, $1,217,000, $455,000 and $366,000, respectively.

10. Acquisitions

(a) Go2Map

On May 31, 2005, the Company completed the acquisition of all of the outstanding capital stock of Go2Map Inc., a company incorporated in Cayman Islands, and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc. (collectively “Go2Map”) for $9.3 million in cash, and an additional amount, not to exceed $2.5 million, which will be paid over 2 years after the date of the closing of the acquisition, subject to the satisfaction and attainment of certain post closing operating and financial milestones of Go2Map. The other direct acquisition costs were $454,000. Go2Map is one of the leading online mapping service providers in China. The Company considers the acquisition of Go2Map to have been made in the ordinary course of its business. The purchase price was determined in arms’ length negotiations between Sohu and Go2Map.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements. The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$3,199
Identifiable intangible assets	926
Goodwill	6,412
Liabilities assumed	(783)

Total	$9,754

The excess of purchase price over tangible and identifiable intangible assets (mainly trade name, non-compete agreements and customer relationship) acquired and liabilities assumed was recorded as goodwill relating to sponsored search segment. Purchase price used in the calculation of goodwill excludes contingent consideration of $2.5 million, which may result in recognition of an additional element of cost of the acquired entity when the outcome of the contingency is materialized. The acquired identifiable intangible assets were valued by various approaches, including income approach, market approach and replacement cost approach, as appropriate. Identifiable intangible assets were amortized over a weighted average period of six years.

Prior to the acquisition, Go2Map did not prepare its financial statements under accounting principles generally accepted in the United States of America. The Company determined that the cost of reconstructing the financial statements of Go2Map for the periods prior to the acquisition outweighed its benefits. Accordingly, unaudited pro forma consolidated financial information reflecting the results of operations of Go2Map has not been presented.

(b) Goodfeel

On May 31, 2004, the Company, through Sohu.com Limited and its VIEs, High Century and Sohu Internet, completed the acquisition of all of the outstanding capital stock of Goodfeel and Marvel Hero Limited, a company incorporated in Hong Kong (collectively, “Goodfeel Group”) for total consideration of $18,153,000 consisting of the purchase price of $18,000,000 in cash and other acquisition costs of $153,000. The Goodfeel Group engages in web application protocol services, consisting mainly of ring tone downloads, to mobile phone users in the PRC. The Company completed the acquisition in order to expand its services in the area of ring tone downloads. The purchase price was determined in arms’ length negotiations between Sohu and Goodfeel.

The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements. The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$2,176
Identifiable intangible assets	4,526
Goodwill	11,897
Liabilities assumed	(446)

Total	$18,153

The excess of purchase price over tangible assets and identifiable intangible assets (mainly including content, platform, customer relationships, trademark and non-compete agreements) acquired and liabilities assumed was recorded as goodwill relating to wireless segment. The acquired identifiable intangible assets were valued by various methods, including multi-period excess earning method, discounted cash flow method or relief from royalty method, as appropriate. The identifiable intangible assets were amortized over a weighted average period of five years.

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

(c) 17173.com

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

The excess of purchase price over tangible and identifiable intangible assets (including customer lists and domain names) acquired was recorded as goodwill relating to brand advertising segment. The acquired identifiable intangible assets were valued mainly by discounted cash flow method and relief from royalty method; and were amortized over a weighted average period of nine years.

(d) Focus.cn

On November 25, 2003, the Company, through Sohu.com Limited, completed the acquisition of all of the outstanding capital stock of All Honest International Limited, a company incorporated in the British Virgin Islands. All Honest International Limited is the owner of the Focus.cn Website which provides information about real estate in Beijing, China. Total consideration of $16,201,000 comprised (i) $12.8 million in cash, of which: (1) $10,683,000 was paid at the closing under the Focus Purchase Agreement, (2) $1,000,000 was transferred to an escrow account and was released to the Focus Seller 30 days after the Focus closing, (3) $306,000 will be paid in 2006 and (4) $811,000 had been paid in 2005 based upon revenues contributed from the Focus Website for the year ended December 31, 2004; (ii) 91,549 shares of the common stock of Sohu.com Inc. valued at their market price, totaling approximately $3,200,000 around the dates of November 18, 2003, the commitment date, and November 19, 2003, the date the transaction was publicly announced, of which: (1) 65,852 shares were transferred at closing and (2) 25,697 shares were transferred in 2004; and (iii) $201,000 of other acquisition costs.

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

The excess of purchase price over tangible and identifiable intangible assets (including customer lists and domain names) acquired was recorded as goodwill relating to brand advertising segment. The acquired identifiable intangible assets were valued mainly by relief from royalty method, and were amortized over a weighted average period of fourteen years.

(e) Unaudited pro forma information

The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended December 31, 2003, as if the acquisitions of 17173.com and Focus.cn Websites had occurred on January 1, 2003, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2003, and may not be indicative of future operating results. Unaudited pro forma net income has not been included as this financial information for the pre-acquisition period is not available for the 17173.com and Focus.cn Websites.

Year Ended December 31, 2003
(unaudited, in thousands)
Revenues	$83,426
Operating profit	$33,756

11. Zero Coupon Convertible Senior Notes

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

During the year ended December 31, 2005, the Company had repurchased a portion of its zero coupon convertible senior notes with face value of $15,220,000 from the market at a discount.

As of December 31, 2005 and 2004, the outstanding zero coupon convertible senior notes amounted to $74.8 million and $90.0 million, respectively.

12. China Contribution Plan

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the years ended December 31, 2005, 2004 and 2003, the Company contributed a total of $4,820,000, $3,223,000 and $1,512,000, respectively, to these funds.

13. Profit Appropriation

Pursuant to the laws applicable to China’s Foreign Investment Enterprises, each of the Company’s subsidiaries in China must make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP) until these reserves equal 50% of the amount of paid-in capital; the other fund appropriations are at the Company’s discretion. Since Sohu ITC Information Technology (Beijing) Co., Ltd., (“Beijing ITC”), Beijing Sohu Interactive Software Co., Ltd (“Sohu Software”) and Go2Map Software (Beijing) Co., Ltd (“Go2Map Software”) under PRC GAAP, are in an accumulated loss position, no appropriations have been made to the general reserve fund. Beijing Sohu Era Information Technology Co., Ltd (“Sohu Era”) has made appropriations of approximately $1.7 million and $2.0 million for the years ended December 31, 2005 and 2004, respectively, to the general reserve fund which, upon certain regulatory approvals and subject to certain limitations, can be used to offset prior year losses, if any, and could be converted into paid-in capital of Sohu Era for PRC GAAP and legal purposes. Other than the appropriations to general reserve fund, the Company did not make any other appropriations for the years ended December 31, 2005 and 2004.

14. Concentration of Risks

The operations of the Company are substantially located in the PRC and accordingly, investing in the shares of the Company are subject to among others, the PRC’s political, economic and legal risks.

Substantially all of the Company’s wireless revenues for all periods presented are derived from providing wireless services. The Company relies on two major third party mobile network operators and their subsidiaries for the billing of and collection from mobile phone users. If the annual contracts with these operators were not renewed or were terminated, the Company’s wireless business could be adversely affected. As of December 31, 2005 and 2004, $3,603,000 and $4,537,000 of accounts receivable balances were ultimately due from mobile network operators for wireless services.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, marketable debt securities and accounts receivable. As of December 31, 2005, approximately 69% of the Company’s cash and cash equivalents, and marketable debt securities were held in 13 financial institutions in mainland China, and 31% of the Company’s cash and cash equivalents, and marketable debt securities were held by financial institutions in the United States, Singapore, or Hong Kong. None of the financial institutions held more than 30% of the total balance. Accounts receivable are typically unsecured, denominated in RMB, and derived from revenues earned from customers primarily located in the People’s Republic of China. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

15. Commitments and Contingencies

As of December 31, 2005, the Company had future minimum rental lease payments of $3,280,000, $3,314,000, $3,354,000 and $3,297,000 for the years ending December 31, 2006, 2007, 2008 and 2009, respectively, under various non-cancelable operating leases ending 2009. The Company recognized $3,195,000, $2,056,000 and $1,001,000 of rent expense for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company was selected as the official sponsor of Internet Content Services (“ICS”) category for the Beijing 2008 Olympic Games, and entered into Sponsorship Agreement with Beijing Organizing Committee for the Games of the XXIX Olympiad (“BOCOG”). Under the Sponsorship Agreement, the Company is obliged to provide services regarding the construction, operation and maintenance of the Official Website for Beijing 2008 Olympic Games throughout the sponsorship period ending December 31, 2008.

During the year ended December 31, 2005, Sohu had deposited $991,000 in a restricted bank account as a guarantee to issue a performance bond required under a marketing right contract.

The Company’s China-based subsidiary Sohu Era and VIE Sohu Internet enjoy tax benefits which are available to “new technology enterprises”. The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, will be subject to an income tax rate of 0% in 2005, 7.5% in 2006, 2007 and 2008 and 15% thereafter. To be considered a “new technology enterprise” under current PRC law, a company must: (i) operate in the high-tech industry (which includes the Internet industry), (ii) be incorporated and operate in Beijing Zhongguancun Science Park, (iii) receive 60% of its revenue from high-tech products or services, and (iv) have at least 20% of its employees involved in technology development. New technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era and Sohu Internet did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, wireless, e-commerce, and online games services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunication, information and media. In September 2005, the State Council Information Office issued Administrative Regulations for Internet News Information Services, which impose certain restrictions on news reporting. Regulatory risks also encompass the interpretation by the tax authorities on current tax laws and regulations, including the applicability of certain preferential tax treatments. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

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

16. VIEs and Related Party Transactions

(a) VIEs

FIN 46R “Consolidation of Variable Interest Entities” requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To satisfy PRC laws and regulations, the Company conducts its Internet information, wireless, e-commerce and certain other businesses in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Company. Capital for the VIEs is funded by the Company through loans provided to Dr. Zhang and those employees, and is initially recorded as loans to related parties. These loans are eliminated for accounting purposes with the capital of VIEs during consolidation.

Under contractual agreements with the Company, Dr. Zhang and those Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of December 31, 2005, the amount of these loans amounted to $9.8 million.

The following is a summary of the VIEs of the Company:

a)	Beijing Sohu

Beijing Sohu was incorporated in the PRC in 1998 and engages in Internet information, wireless and e-commerce services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Originally, Dr. Zhang and He Jinmei held 80% and 20% interests in Beijing Sohu, respectively. He Jinmei transferred all her shares in Beijing Sohu to High Century in June 2005. As a result, Dr. Zhang and High Century hold 80% and 20% interests in Beijing Sohu, respectively.

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

Sohu Internet was incorporated in the PRC in 2003. Sohu Internet engages in Internet information, wireless and advertising services in the PRC on behalf of the Company. The original registered capital was $605,000, and High Century and He Jinmei held 80% and 20% interests in Sohu Internet, respectively. In December 2003, Hengda made a $605,000 investment in Sohu Internet. In April 2005, He Jinmei transferred all her interests in Sohu Internet to High Century, and High Century made a $1,208,000 additional investment in Sohu Internet. As a result, the registered capital is now $2,418,000, with High Century and Hengda holding 75% and 25% interests, respectively.

e)	Goodfeel

Goodfeel was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. The registered capital of Goodfeel is currently $1,208,000. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in Goodfeel, respectively. In July 2004, High Century and Sohu Internet invested an additional $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interests owned by Sohu Internet. In October 2004, to further satisfy PRC regulations, High Century and Sohu Internet transferred their interests in Goodfeel to Deng Xiufeng and Zhou Jing, each of whom is an employee of the Company. As a result, Deng Xiufeng and Zhou Jing own 58.1% and 41.9% interests in Goodfeel, respectively.

f)	Huohu

Huohu was incorporated in the PRC in 2005. Huohu engages in software and technology development for gaming business. The registered capital of Huohu is $121,000. Sohu Era, one of the indirect China-based subsidiaries of the Company, and an employee of Huohu, hold 75% and 25% interest in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $31,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to Sohu Era. Based on the arrangement between Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Houhu. Accordingly, Huohu is 100% consolidated into the financial statements of the Company.

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

h)	Feng Yang Tian Lang

Feng Yang Tian Lang was incorporated in the PRC in 2005 and engaged in advertising service in the PRC. The registered capital of Feng Yang Tian Lang is $248,000. Sohu Internet and High Century each holds 50% interests in Feng Yang Tian Lang.

i)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and engaged in Internet information services in the PRC. The registered capital of Sogou Information is $2,480,000. Zhou Jing and Li Wei, each of whom is an employee of the Company, respectively owns 50% interests in Sogou Information.

Pursuant to FIN 46R, Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information are VIEs, of which the Company is the primary beneficiary. Accordingly, effective July 1, 2003 or the date of acquisition of such VIE, the VIEs have been consolidated in the Company’s financial statements.

As of December 31, 2005 and 2004, the above VIEs have aggregated accumulated losses of approximately $2,377,000 and profits of approximately $672,000, respectively, and have been reflected in the consolidated financial statements.

(b) Related Party Transactions

Effective July 1, 2003, the VIEs have been consolidated in the Company’s financial statements. The Company has not restated earlier periods for the adoption of FIN 46R. Thus, prior to July 1, 2003, the VIEs were not consolidated in the Company’s financial statements and transactions with and balances related to the VIEs have been disclosed as related party transactions.

The following table summarizes related party transactions during the years ended December 31, 2005, 2004 and 2003, respectively (in thousands):

Name or Description of Related Party	Description of transactions	Year Ended December 31,
		2005	2004	2003
Beijing Sohu	Wireless revenues	$—	$—	$19,455
	Wireless cost of revenues	—	—	5,767
	E-commerce revenues	—	—	2,159
	Service provided by Beijing Sohu	—	—	72
	E-commerce cost of revenues	—	—	1,778
Hengda	Other revenues from a related party	—	—	334
	Cost of other revenues	—	—	426
Qingfan, a company controlled by Dr Zhang’s brother	Delivery service provided by Qingfan	184	126	121
An investee of one of the Company’s shareholders *	Brand advertising revenues	—	453	—
A company whose founder, Chief Executive Officer and Chairman is one of the directors of the Company	Brand advertising revenues	—	30	—
An investee of the Company	Amortization of licensing fee	100	50	—
	Cost of revenues	1,288	219	—
A company, one of whose directors is also a director of the Company	Hotel reservation service	—	10	—
	Brand advertising revenues	—	36	—

*	This party ceased to be a related party of the Company in November 2004. Accordingly, since then, transactions with this party are not regarded as related party transactions.

17. Shareholders’ Equity

(a) Stockholder Rights Plan

The Company adopted a stockholder rights plan (the “Plan”) in 2001. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company’s stockholders. In general, the Plan vests stockholders of Sohu with rights to purchase preferred stock of the Company at a substantial discount from those securities’ fair market value upon a person or group acquiring without the approval of the Board of Directors more than 20% of the outstanding shares of common stock of the Company. Any person or group who triggers the purchase right distribution becomes ineligible to participate in the Plan, causing substantial dilution of such person or group’s holdings. The rights will expire on July 25, 2011.

(b) Treasury Stock

During the year ended December 31, 2005, the Company repurchased 885,605 shares of its common stock for total consideration of $13.8 million including brokerage commission, to demonstrate the confidence in the health and future prosperity of the Company. During the year ended December 31, 2004, the Company repurchased 1.36 million shares of its common stock for total consideration of $23.8 million including brokerage commission. The shares repurchased by the Company are no longer outstanding, and are being held by the Company as treasury stock. Treasury stock is accounted for under the cost method.

(c) Stock Incentive Plan

The Company has adopted a stock option plan which provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued option is ten years from the grant date. The stock option plan allows for the grant of options qualifying as “incentive stock options” under Section 422 of the U.S. Internal Revenue Code of 1986 and non-qualified stock options, which do not so qualify.

The Company has reserved 9,500,000 shares of common stock for issuance under the Company’s stock option plan. As of December 31, 2005, 1,264,336 options were available for grant under the plan.

The following table summarizes the Company’s stock option activity:

	Year Ended December 31,
	2005		2004		2003
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	3,274,733	$9.23	4,830,414	$5.02	5,843,966	$2.04
Granted	1,779,400	17.76	740,450	19.17	1,162,500	15.40
Exercised	(1,028,547)	3.21	(1,770,497)	2.47	(1,425,065)	1.10
Canceled	(439,728)	15.36	(525,634)	13.55	(750,987)	5.31

Outstanding at end of year	3,585,858	$14.44	3,274,733	$9.23	4,830,414	$5.02

Exercisable at end of year	1,481,181	$10.21	1,663,901	$5.42	1,930,637	$2.57

	Year Ended December 31,
	2005			2004			2003
Exercise Prices (“EP”) and Grant- date Fair Value (“FV”)	Options Granted	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value of Stock Options	Options Granted	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value of Stock Options	Options Granted	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value of Stock Options
EP>FV	30,000	$22.86	$10.34	9,000	$34.51	$16.59	100,000	$8.39	$5.20
EP=FV	1,749,400	17.67	9.40	731,450	18.98	10.47	1,062,500	16.06	9.95

	1,779,400			740,450			1,162,500

	Options Outstanding as of December 31, 2005			Options Exercisable as of December 31, 2005
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.38	2,400	3.45	$0.38	2,400	$0.38
$0.86 - $1.18	512,761	5.60	0.95	475,183	0.94
$1.37 - $1.81	46,563	6.61	1.44	28,064	1.43
$2.27 - $3.03	81,326	6.80	2.27	56,276	2.27
$3.846 - $5.77	77,990	3.92	3.85	77,990	3.85
$5.875 - $7.64	349,943	6.48	7.24	280,155	7.14
$8.39	37,500	7.02	8.39	6,250	8.39
$13 - $16.84	489,062	8.29	16.12	189,662	15.64
$17 - $22.86	1,578,273	9.35	17.88	136,099	17.85
$23.17 - $34.51	410,040	7.94	28.74	229,102	29.47

	3,585,858			1,481,181

18. Income Taxes

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 17.5% and certain subsidiaries are subject to taxes in the People’s Republic of China as disclosed below. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years and 15% thereafter. During the year ended December 31, 2005, most operations of the Company in the PRC are exempted from Chinese state corporate income tax as new technology enterprises. No material income tax was paid in 2005. Providing there is no change in the new technology enterprise status or change in relevant regulations, most of the major operating subsidiaries in the PRC will be subject to an applicable tax rate of 7.5% in 2006, 2007 and 2008 and 15% thereafter.

The income before income tax expense of $29.8 million and $35.6 million for 2005 and 2004 both represented the China income. There was no United States income for 2005 and 2004. The components of 2003 income before income tax expense of $33.0 million include United States income of $11.5 million and China income of $21.5 million. Income tax related with China income of 2005 is $11,000. This mainly resulted from taxable income of Goodfeel, a VIE of Sohu with applicable tax rate of 7.5% for the year of 2005.

The following is a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2005	2004	2003
U.S. federal statutory rate:	34%	34%	35%
Impact of foreign tax rates	(31)%	(34)%	(23)%
Tax gains on transfer of intangible assets	—	—	13%
Change in valuation allowance for deferred tax assets	18%	15%	(7)%
Other permanent book-tax differences	(21)%	(15)%	2%

	—	—	20%

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$14,766	$9,938
Others	681	—

Total deferred tax assets	15,447	9,938
Less: Valuation allowance	(15,447)	(9,938)

Net deferred tax assets	$—	$—

Deferred tax liabilities
Intangible assets from an acquisition	$(211)	$—
Others	(3)	—

Total deferred tax liabilities	$(214)	$—

The Company has provided a full valuation allowance against net deferred tax assets due to the uncertainties surrounding their realization.

As of December 31, 2005, the Company had federal net operating loss (“NOL”) of approximately $42 million available to offset against future federal income tax liabilities. The U.S. NOL will expire beginning 2020.

The Company does not provide for United States federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or VIEs because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. As of December 31, 2005 and 2004, these cumulative undistributed earnings are included in consolidated retained earnings on the balance sheet and amounted to $66.9 million and $39.4 million, respectively. An estimated $22.8 million and $13.4 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2005 and 2004.

19. Financial Instruments

The carrying amount of the Company’s cash and cash equivalents approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximated their market value based on their short-term maturities. The investments in marketable debt securities are reported at fair market value as of the balance sheet dates. The fair market value for the zero coupon convertible senior notes was $67.7 million and $78.5 million as of December 31, 2005 and 2004, respectively.

20. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands except per share data):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income	$29,781	$35,637	$26,357
Effect of dilutive securities:
Liquidated damages	—	166	—
Amortization of offering costs for the zero coupon convertible senior notes	724	776	345

Net income adjusted for dilutive securities	$30,505	$36,579	$26,702

Denominator:
Weighted average basic common shares outstanding	36,309	36,369	35,483
Effect of dilutive securities:
Stock options	1,402	2,631	3,954
Zero coupon convertible senior notes	1,969	2,011	914

Weighted average diluted common shares outstanding	39,680	41,011	40,351

Basic net income per share	$0.82	$0.98	$0.74

Diluted net income per share	$0.77	$0.89	$0.66

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(in thousands)

	As of
	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,218	$40,626
Prepaid and other current assets	483	623
Current portion of long-term investments in marketable debt securities	9,095	4,494

Total current assets	21,796	45,743
Due from subsidiaries	8,480	16,383
Long-term investments in marketable debt securities	4,900	14,444
Interests in subsidiaries	176,112	133,293
Other assets, net	929	1,865

	$212,217	$211,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$7,589	$13,229

Total current liabilities	7,589	13,229
Zero coupon convertible senior notes	74,780	90,000

Total liabilities	82,369	103,229

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 36,680 and 36,537 shares issued and outstanding, respectively)	40	38
Additional paid-in capital	148,780	145,481
Treasury stock (3,446 shares and 2,561 shares respectively)	(39,686)	(25,839)
Deferred compensation	—	(2)
Accumulated other comprehensive income	2,126	14
Retained earnings (accumulated deficit)	18,588	(11,193)

Total shareholders’ equity	129,848	108,499

	$212,217	$211,728

SOHU.COM INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31
	2005	2004	2003
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative	4,066	5,098	2,508

Operating loss	(4,066)	(5,098)	(2,508)

Equity in profit of subsidiaries and variable interest entities	27,520	36,081	34,132
Other income (expenses)	523	(776)	(346)
Interest income	5,804	5,393	1,729

Income before income tax expense	29,781	35,600	33,007
Income tax benefit (expense)	—	37	(6,650)

Net income	$29,781	$35,637	$26,357

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$29,781	$35,637	$26,357
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries and variable interest entities	(27,520)	(36,081)	(34,132)
Gains on repurchase of zero coupon convertible senior notes	(1,247)	—	—
Amortization of other assets	724	776	345
Tax benefits from stock options	—	—	6,500
Others	(2)	(30)	154
Changes in current assets and liabilities:
Due from subsidiaries	4,166	(3,606)	9,163
Prepaid and other current assets	150	514	(364)
Accrued liabilities	(5,640)	4,208	5,143
Income tax paid	—	(107)	—

Net cash provided by operating activities	412	1,311	13,166
Cash flows from investing activities:
Investment in marketable debt securities	—	—	(18,726)
Proceeds from maturities of marketable debt securities	4,688	24,304	250
Receipts from collections of loans to a subsidiary	100	—	—
Acquisition of other assets	—	(131)	(437)
Long-term loans to subsidiaries	(9,300)	(17,669)	(39,183)
Long-term loans to related parties	—	—	(121)

Net cash (used in) provided by investing activities	(4,512)	6,504	(58,217)
Cash flows from financing activities:
Repurchase of zero coupon convertible senior notes	(13,762)	—	—
Issuance of zero coupon convertible senior notes	—	—	87,750
Repurchase of common stock	(13,847)	(23,836)	—
Issuance of common stock	3,301	4,371	1,546

Net cash (used in) provided by financing activities	(24,308)	(19,465)	89,296

Net (decrease) increase in cash and cash equivalents	(28,408)	(11,650)	44,245
Cash and cash equivalents at beginning of year	40,626	52,276	8,031

Cash and cash equivalents at end of year	$12,218	$40,626	$52,276

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America except for accounting of the Company’s subsidiaries and VIEs and certain footnote disclosures as described below.

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Such investment and long-term loans to subsidiaries are presented on the balance sheet as interests in subsidiaries and the profit or loss of the subsidiaries is presented as equity in profit of subsidiaries and VIEs on the statement of operations.

For VIEs where the Company is the primary beneficiary, the amount of the Company’s investment is included on the balance sheet as long-term loans to related parties and the profit or loss of the VIEs is included in equity in profit or loss of subsidiaries and VIEs on the statement of operations.

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

2.	As of December 31, 2005 and 2004, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

3.	The Company completed a private placement on July 14, 2003 of $90,000,000 principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to the Company of approximately $87,350,000 after deduction of the initial purchaser’s discount of $2,250,000 and offering expenses of $400,000. The notes are a senior unsecured obligation of the Company and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company. The notes do not pay any interest, have a zero yield to maturity, and are convertible into the Company’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of common stock of the Company. Each holder of the notes will have the right, at the holder’s option, to require the Company to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. The Company may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes has the right to require the Company to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Barring any unforeseen circumstances, the earliest repayment date is estimated to be in 2007 unless notes are converted into common stock at a prior date.

During 2005, the Company had repurchased its zero coupon convertible senior notes with face value of $15,220,000 from the market at a discount.

As of December 31, 2005 and 2004, except for the zero coupon convertible senior notes, the Company did not have any other long-term obligations.

4.	For each of the years in the three-year period ended December 31, 2005, there were no cash dividends paid to the Company by its consolidated subsidiaries, VIEs or associates.

5.	Related party transactions

a)	In January 2002, the Company entered into a Loan and Share Pledge Agreement with Li Wei for the purpose of funding an equity investment of $242,000 by Li Wei in Hengda, a company incorporated in the PRC which engages in Internet access services in the PRC on behalf of the Company. At the time, the $242,000 investment represented a 20% interest in Hengda, with High Century holding the remaining 80% interest.

b)	In June 2003, the Company entered into a Loan and Share Pledge Agreement with He Jinmei for the purpose of funding an equity investment of $121,000 by He Jinmei in Sohu Internet, a company incorporated in the PRC which engages in Internet information services in the PRC on behalf of the Company. At the time, the $121,000 investment represented a 20% interest in Sohu Internet, with High Century holding the remaining 80% interest.

c)	In July 2003, the Company assigned certain assets, totaling approximately $16.4 million, to its direct wholly-owned subsidiary, Sohu.com Limited, established in 2003, in exchange for a $9,283,000 equity interest in Sohu.com Limited and a loan from Sohu.com Limited of approximately $19.0 million. The assigned assets included (i) domain names and trademarks which were contributed at their value estimated by the method of discounted cash flow; and (ii) investments in subsidiaries and loans to Dr. Zhang, the Company’s founder, Chairman, Chief Executive Officer and a major Sohu shareholder, and certain employees of the Company’s PRC subsidiaries, which were contributed at book value on the contribution date. Also, in 2003, the Company had granted long-term loan of $46.5 million to Sohu .com Limited for a term period of five years at 4.93% interest rate per annum.

d)	During the year ended December 31, 2005, the Company had granted a long-term loan of $9.3 million to Sohu.com Limited for a term period of five years at 4.93% interest rate per annum. In addition, loan balance amounting to $100,000 was repaid by Sohu.com Limited during the year ended December 31, 2005. During the year ended December 31, 2004, the Company had granted a long-term loan of $17.7 million to Sohu.com Limited for a term period of five years at 4.93% interest rate per annum.

e)	As of December 31, 2005 and 2004, the long-term loans to subsidiaries bore an interest rate of 4.93% per annum. As of December 31, 2005, the maturity dates for the long-term loans to subsidiaries are three to five years. For the years ended December 31, 2005 and 2004, the interest income from the loans amounted to $4,550,000 and $3,735,000, respectively.

EXHIBIT INDEX

Exhibit No.	Description

2.1(14)	17173 Stock Purchase Agreement dated as of November 14, 2003 by and between Sohu.com Limited and Netdragon Websoft Inc.

2.2(14)	Focus Stock Purchase Agreement dated as of November 18, 2003 by and between Sohu.com Limited and Asia B2B Online Inc.

3.1(4)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(3)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

4.1(6)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent

4.2(11)	Indenture, dated as of July 14, 2003, between Sohu.com Inc. and The Bank of New York

4.3(11)	Registration Rights Agreement, dated as of July 14, 2003, by and between Sohu.com Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.4(14)	Registration Rights Agreement dated as of November 25, 2003 by and among Sohu.com Inc. and the persons listed on Schedule 1 attached thereto.

10.1(18)	2000 Stock Incentive Plan, as amended.

10.2(1)	Form of Stock Option Agreement.

10.3(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.4(1)	English Translation of Form of Employment Agreement for Employees of Beijing ITC.

10.5(1)	Second Amended and Restated Stockholders’ Voting Agreement.

10.6(1)	Third Amended and Restated Investor Rights Agreement.

10.7(1)	Technical Services Agreement between Hikari Tsushin, Inc. and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.8(1)	Technical Services Agreement between Legend (Beijing) Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.9(1)	Technical Services Agreement between PCCW International Marketing Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.10(1)	Assets and Business Restructuring Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services, Ltd.

10.11(1)	Cooperation Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services Ltd.

10.12(1)	Option Agreement among Sohu ITC Information Technology (Beijing) Co. Ltd. and Charles Zhang and Jinmei He.

10.13(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.14(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.15(2)	Interim Loan Agreement, dated as of September 20, 2000, among Sohu.com Inc., as lender, ChinaRen, Inc. as Borrower, and Joseph Chen, Nick Yang and Yunfan Zhou, as pledgors.

10.16(2)	Agreement and Plan of Merger among Sohu.com Inc., Alpha Sub Inc. and ChinaRen, Inc. dated as of September 13, 2000.

10.17(5)	Agreement, dated as of July 12, 2000, between Charles Zhang and Pacific Century Cyberworks.

10.18(7)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.19(8)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.20(8)

Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

Exhibit No.	Description

10.21(9)	Lease Agreement dated December 15, 2002 between Samsung Hong Kong Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.22(9)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Charles Zhang.

10.23(9)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Derek Palaschuk.

10.24(10)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Victor Koo.

10.25(12)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.25(16)

Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.26(13)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.27(22)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network

10.28(22)	Hosting Service Agreement between Sohu Era and China Telecom

10.29(21)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.30(21)	Moternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

10.31 (21)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.32(15)	Resignation Agreement, effective as of June 30, 2004, by and between Sohu.com Inc. and Derek Palaschuk

10.33(22)	Termination Agreement between Sohu.com Inc, and Victor Koo

10.34(15)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.35(17)	Employment Agreement, effective as of March 8, 2004, by and between Sohu.com Inc. and Carol Yu.

10.36(17)	Resignation Letter of Derek Palaschuk, former Chief Financial Officer of Sohu.com Inc.

10.37(19)

Stock Purchase Agreement among Sohu.com Limited, Marvel Hero Limited, the two Shareholders of Marvel (Kim Dong Gu, Kim Zhi Huan), and the two founders of Beijing Goodfeel Information Technology Co., Ltd. ( Li Mingzhe and Yang Xianghua).

10.38(20)

Preliminary Agreement among Beijing Sohu New Era Information Technology Co. Ltd. and Vision Huaqing (Beijing) Development Co. Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.39(20)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.40(20)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.41(20)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Jianjun.

10.42(20)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Xin.

14.1(15)	Code of Ethics and Conduct

21.1(23)	Subsidiaries of the registrant.

23.1(23)	Consent of Independent Registered Public Accounting Firm.

23.2(23)	Consent of TransAsia Lawyers, PRC Counsel

24.1(23)	Power of Attorney (included in signature page to Form 10-K).

31.1(23)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(23)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(23)	Section 1350 Certification of Dr. Charles Zhang.

32.2(23)	Section 1350 Certification of Carol Yu.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).
(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on September 28, 2000.
(3)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2000.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 19, 2001.
(6)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.
(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 28, 2003.
(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2003.
(11)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on July 16, 2003.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.
(14)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2003.
(15)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(16)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q/A filed on March 26, 2004.
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2004.
(18)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-117412).
(19)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2004.
(20)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(21)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005
(22)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 8-K filed on May 2, 2005.
(23)	Filed herewith