Form 10-K/A
period 2005-12-31
SOHU COM INC
filed 2006-03-20
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

SOHU.COM INC

Form 10-K/A

Amendment No. 1

PAGE
Explanatory Note	1

Item 15. Exhibits, Financial Statement Schedules	2

Signature	3

Exhibit 23.1- Consent of Independent Registered Public Accounting Firm

Exhibit 31- Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32- Section 1350 Certifications

Explanatory Note

This Amendment No. 1 to Sohu’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”) is being filed solely to amend Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm).

Except as described above, no other changes have been made to the Annual Report and this Amendment No. 1 does not amend, update or change any other information contained in the Annual Report. This Amendment No. 1 does not reflect events occurring after the filing of the Annual Report. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Annual Report on February 28, 2005. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report, including any amendments to those filings.

1

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit 23

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith)

Exhibit 31

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang (Filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu (Filed herewith)

Exhibit 32

32.1	Section 1350 Certification of Dr. Charles Zhang (Filed herewith)

32.2	Section 1350 Certification of Carol Yu (Filed herewith)

2

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 20, 2006

Sohu.com Inc.

By:	/s/ CAROL YU
Carol Yu Chief Financial Officer

3