Form 10-Q
period 2006-03-31
SOHU COM INC
filed 2006-05-02
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                            Accelerated filer   ☒                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2006
Common stock, $.001 par value	36,853,312

SOHU.COM INC

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$123,530	$119,091
Accounts receivable, net (including $537 and $358 from a related party, respectively)	24,851	19,283
Prepaid and other current assets	4,254	4,546
Current portion of long-term investments in marketable debt securities	9,042	9,095

Total current assets	161,677	152,015
Long-term investments in marketable debt securities	4,884	4,900
Investment in an associate	1,169	1,124
Fixed assets, net	16,144	15,745
Goodwill	50,920	50,918
Intangible assets, net	10,483	11,251
Restricted cash	998	991
Other assets, net	2,469	2,737

	$248,744	$239,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $100 and $81 to a related party, respectively)	$2,202	$1,683
Accrued liabilities	32,459	33,370

Total current liabilities	34,661	35,053
Zero coupon convertible senior notes	74,780	74,780

Total liabilities	109,441	109,833

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 36,853 and 36,680 shares issued and outstanding, respectively)	40	40
Additional paid-in capital	151,537	148,780
Treasury stock (3,446 shares and 3,446 shares, respectively)	(39,686)	(39,686)
Accumulated other comprehensive income	2,786	2,126
Retained earnings	24,626	18,588

Total shareholders’ equity	139,303	129,848

	$248,744	$239,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31
	2006	2005
Revenues:
Advertising:
Brand advertising	$16,675	$12,124
Sponsored search	3,450	2,731

Subtotal of advertising revenues	20,125	14,855

Non-advertising:
Wireless	8,009	5,959
E-commerce	838	1,265
Others	2,280	1,646

Subtotal of non-advertising revenues	11,127	8,870

Total revenues	31,252	23,725
Cost of revenues:
Advertising:
Brand advertising (includes share-based compensation expense under SFAS 123(R) of $339 and $0, respectively)	4,331	2,810
Sponsored search (includes share-based compensation expense under SFAS 123(R) of $22 and $0, respectively)	1,092	481

Subtotal of advertising cost of revenues	5,423	3,291

Non-advertising:
Wireless	3,812	2,322
E-commerce	830	1,244
Others (includes share-based compensation expense under SFAS 123(R) of $5 and $0, respectively)	792	673

Subtotal of non-advertising cost of revenues	5,434	4,239

Total cost of revenues	10,857	7,530

Gross profit	20,395	16,195

Operating expenses:
Product development (includes share-based compensation expense under SFAS 123(R) of $493 and $0, respectively)	4,243	3,142
Sales and marketing (includes share-based compensation expense under SFAS 123(R) of $448 and $0, respectively)	6,547	4,734
General and administrative (includes share-based compensation expense under SFAS 123(R) of $424 and $0, respectively)	3,076	2,490
Amortization of intangible assets	509	456

Total operating expenses	14,375	10,822

Operating profit	6,020	5,373
Other expenses	(68)	(170)
Interest income	529	573

Income before income tax expense	6,481	5,776
Income tax expense	(443)	(62)

Net income	$6,038	$5,714

Basic net income per share	$0.16	$0.16

Shares used in computing basic net income per share	36,768	36,171

Diluted net income per share	$0.16	$0.15

Shares used in computing diluted net income per share	39,384	39,931

Effective from January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (or SFAS 123(R)), which requires all share-based awards to employees and directors to be recognized in the financial statements based on their grant date fair values. Net income for the three months ended March 31, 2006 included share-based compensation expense under SFAS 123(R) of $1.73 million. Please refer to Note 5 to the Condensed Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,038	$5,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,293	1,162
Amortization of intangible assets and other assets	1,040	813
Provision for allowance for doubtful accounts	237	708
Share-based compensation expense due to the implementation of SFAS 123(R)	1,731	—
Others	428	125

Changes in assets and liabilities:
Accounts receivable	(5,685)	44
Prepaid and other current assets	334	173
Accounts payable	519	(111)
Accrued liabilities	(1,160)	(3,028)

Net cash provided by operating activities	4,775	5,600

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	—	3,074
Purchase of fixed assets	(1,853)	(3,289)
Purchase of other assets	(55)	(46)
Acquisitions, net of cash acquired	—	(1,330)

Net cash used in investing activities	(1,908)	(1,591)

Cash flows from financing activities:
Repurchase of common stock	—	(13,847)
Issuance of common stock	1,026	469

Net cash provided by (used in) financing activities	1,026	(13,378)
Effect of exchange rate change on cash and cash equivalents	546	—

Net increase (decrease) in cash and cash equivalents	4,439	(9,369)
Cash and cash equivalents at beginning of period	119,091	122,384

Cash and cash equivalents at end of period	$123,530	$113,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Common stock:
Balance, beginning of period	$40	$38
Issuance of common stock	—	1

Balance, end of period	40	39

Additional paid-in capital:
Balance, beginning of period	148,780	145,481
Issuance of common stock	1,026	468
Tax benefit from stock options	—	56
Compensatory stock options	1,731	—

Balance, end of period	151,537	146,005

Treasury stock:
Balance, beginning of period	(39,686)	(25,839)
Repurchase of common stock	—	(13,847)

Balance, end of period	(39,686)	(39,686)

Deferred compensation:
Balance, beginning of period	—	(2)
Compensatory stock options	—	2

Balance, end of period	—	—

Accumulated other comprehensive income:
Balance, beginning of period	2,126	14
Net unrealized losses on marketable debt securities	(7)	(178)
Foreign currency translation adjustment	667	(2)

Balance, end of period	2,786	(166)

Retained earnings (accumulated deficit):
Balance, beginning of period	18,588	(11,193)
Net income	6,038	5,714

Balance, end of period	24,626	(5,479)

Total stockholders’ equity	$139,303	$100,713

Comprehensive income:
Net income	$6,038	$5,714
Other comprehensive income:
Net unrealized losses on marketable debt securities	(7)	(178)
Foreign currency translation adjustment	667	(2)

Total comprehensive income	$6,698	$5,534

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	36,680	36,537
Issuance of common stock	173	148
Repurchase of common stock	—	(886)

Balance, end of period	36,853	35,799

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

The Company and its variable interest entities (or VIEs) primarily offer content, brand advertising, sponsored search, wireless, e-commerce and online game services through the Company’s Internet sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.17173.com, www.focus.cn, www.goodfeel.com.cn and www.go2map.com. The Company markets its products and services to consumers and businesses primarily in the PRC.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Accounting Policies on Share-based Payments Effective from January 1, 2006

Effective from January 1, 2006, the Company adopted SFAS 123(R), which requires all share-based awards to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled. In March 2005, the Securities and Exchange Commission (or SEC) issued Staff Accounting Bulletin No. 107 (or SAB 107) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to January 1, 2006, the Company accounted for share-based payments in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (or APB 25), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (or SFAS 123). In general, compensation cost under APB 25 was recognized based on the difference, if any, between the estimated fair value of the common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Pro forma information was disclosed to illustrate the effects on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the reporting periods.

Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of options granted to employees and directors. Under the transition provisions of SFAS 123(R), the Company recognizes compensation expense on options granted prior to SFAS 123(R) on an accelerated basis over the requisite service period, which is consistent with the methods the Company adopted when preparing pro forma information under SFAS 123. Under SFAS 123(R), the number of share-based awards for which the service is not expected to be rendered for the requisite period should be estimated, and the related compensation cost not recorded for that number of awards. For pro forma disclosure under SFAS 123, the effect of forfeitures was accounted for only as the forfeitures occurred. The Company applied the modified prospective transition method, and therefore has not restated prior periods’ results. There were no options or other share-based awards granted during the three months ended March 31, 2006.

Reclassification

During the three months ended March 31, 2006, the Company reclassified software and domain names from other assets to intangible assets for better presentation. To conform with current period presentation, the relevant amounts as of December 31, 2005 have been reclassified. Such reclassification has increased the net balance of intangible assets and decreased the net balance of other assets by $3.0 million.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company mainly operates in four principal segments: brand advertising, sponsored search, wireless and e-commerce.

In years prior to 2005, the Company had included all of its Website operating cost in cost of revenues of brand advertising. In July 2005, in order to improve measurement of the performance of each segment, the Company began allocating Website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, the Company reclassified the cost of revenues amongst each segment for the previous period presented to conform with the current period classification. The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless, e-commerce and other segments as management does not use this information to measure the performance of the operating segments.

The following tables present summary information by segment (in thousands):

	For the three months ended March 31, 2006
	Brand Advertising	Sponsored Search	Wireless	E-commerce	Others*	Total
Revenues	$16,675	$3,450	$8,009	$838	$2,280	$31,252
Cost of revenues
Share-based compensation expense under SFAS 123(R)	339	22	—	—	5	366
Others	3,992	1,070	3,812	830	787	10,491

Subtotal	4,331	1,092	3,812	830	792	10,857

Gross profit	$12,344	$2,358	$4,197	$8	$1,488	$20,395

	For the three months ended March 31, 2005
	Brand Advertising	Sponsored Search	Wireless	E-commerce	Others	Total
Revenues	$12,124	$2,731	$5,959	$1,265	$1,646	$23,725
Cost of revenues	2,810	481	2,322	1,244	673	7,530

Gross profit	$9,314	$2,250	$3,637	$21	$973	$16,195

*	Revenues of Go2Map since May 31, 2005, the date of acquisition, mainly comprising sales of software and provision of application services, are included in others.

3. INCOME TAX EXPENSE

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 17.5% and certain subsidiaries are subject to taxes in China as disclosed below. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years and 15% thereafter.

Starting from January 1, 2006, most operations of the Company in the PRC have finished their tax exemption periods, and therefore are subject to a 7.5% PRC income tax rate. Total PRC income tax expense for the three months ended March 31, 2006 and 2005 amounted to $459,000 and $6,000, respectively.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$6,038	$5,714
Effect of dilutive securities:
Amortization of offering costs for zero coupon convertible senior notes	155	187

Net income adjusted for dilutive securities	$6,193	$5,901

Denominator:
Weighted average basic common shares outstanding	36,768	36,171

Effect of dilutive securities:
Stock options	945	1,749
Zero coupon convertible senior notes	1,671	2,011

Weighted average diluted common shares outstanding	39,384	39,931

Basic net income per share	$0.16	$0.16

Diluted net income per share	$0.16	$0.15

5. SHARE-BASED COMPENSATION EXPENSE

The Company has adopted the 2000 Stock Incentive Plan that provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s stock incentive plan. As of March 31, 2006, 1,404,640 shares were available for grant under the plan.

In accordance with SFAS 123(R), effective from January 1, 2006, all share-based payments to employees and directors are recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of options granted. Under the transition provisions of SFAS 123(R), the Company recognizes compensation expense on options granted prior to SFAS 123(R) on an accelerated basis over the vesting period of the underlying options, generally ranging from one to four years. Risk free interest rates are decided based on the yield to maturity of US government bonds as at the respective dates of grant of options. Expected life is the number of years that the Company estimates, based primarily on the history, using “plain-vanilla” method, that options will be outstanding prior to settlement. Volatility is measured using historical daily price changes of the Company’s stock over the respective expected life of the options. Forfeiture rate is estimated based on historical forfeiture patterns and adjusted in accordance with our expectation for the future. There were no options or other share-based awards granted during the three months ended March 31, 2006.

Estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

A summary of option activity under the plan as of March 31, 2006, and changes during the period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,585,858	$14.44	7.99
Granted	—	—	—
Exercised	(173,259)	5.92	—
Forfeited or expired	(139,891)	17.82	—

Outstanding at March 31, 2006	3,272,708	14.74	7.78	$40,418

Vested and expected to vest at March 31, 2006*	2,497,040	13.91	7.56	$32,893

Exercisable at March 31, 2006	1,676,717	11.88	6.86	$25,751

*	These are options outstanding as of March 31, 2006 that are already vested and expected to vest in the future.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $26.69 as of March 31, 2006.

The total intrinsic value of options exercised during the three months period ended March 31, 2006 was $2.7 million.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding as of March 31, 2006			Options Exercisable as of March 31, 2006
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.38	400	3.20	$0.38	400	$0.38
$0.86 - $1.18	426,861	5.36	0.95	418,751	0.95
$1.37 - $1.81	41,955	6.36	1.44	30,282	1.44
$2.27 - $3.03	68,017	6.56	2.27	52,723	2.27
$3.846 - $5.77	75,800	3.68	3.85	75,800	3.85
$5.875 - $7.64	321,794	6.19	7.21	271,971	7.13
$8.39	37,500	6.78	8.39	12,500	8.39
$13 - $16.84	446,341	8.09	16.14	183,672	15.79
$17 - $22.86	1,452,456	9.11	17.89	383,035	17.91
$23.17 - $34.51	401,584	7.70	28.66	247,583	29.32

	3,272,708			1,676,717

The effects of application of SFAS 123(R) on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 is summarized as follows (in thousands except per share data):

	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Gross profit	$20,761	$(366)	$20,395
Operating profit	7,751	(1,731)	6,020
Income before income tax expense	8,212	(1,731)	6,481
Net income	7,769	(1,731)	6,038
Basic net income per share	0.21	(0.05)	0.16
Diluted net income per share	0.20	(0.04)	0.16
Cash flows from operating activities	4,775	—	4,775
Cash flows from financing activities	1,026	—	1,026

As of March 31, 2006, there was $7.17 million of total unrecognized compensation cost related to share-based awards for which services had not been provided. That cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of options expensed during the three months ended March 31, 2006 was $1.73 million.

There were no capitalized share-based compensation costs during the three months ended March 31, 2006 and 2005.

During three months ended March 31, 2006, total cash received from the exercise of stock options amounted to $1.0 million.

Pro Forma Information under SFAS 123 for Prior Period

The following table illustrates the effects on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123, using the Black-Scholes option pricing model, to share-based employee compensation for the three months ended March 31, 2005 (in thousands except per share data):

Three Months Ended March 31, 2005
Net income as reported:	$5,714
Add: Share-based compensation expense included in reported net income under APB 25	2
Deduct: Share-based compensation expense determined under fair value based method under SFAS 123	(780)

Pro forma net income	$4,936

Basic net income per share:
As reported	$0.16

Pro forma	$0.14

Diluted net income per share:
As reported	$0.15

Pro forma	$0.13

The fair value of each option granted during the three months ended March 31, 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2005
Risk-free interest rate	2.70%
Expected life (in years)	2.5
Expected dividend yield	—
Volatility	92%

6. VIEs

FIN 46R “Consolidation of Variable Interest Entities” requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To satisfy PRC laws and regulations, the Company conducts its Internet information, wireless, e-commerce and certain other businesses in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (or Dr. Zhang), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Company. Capital for the VIEs is funded by the Company through loans provided to Dr. Zhang and the employees, and is initially recorded as loans to related parties. These loans are eliminated for accounting purposes with the capital of VIEs during consolidation.

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of March 31, 2006, the aggregate amount of these loans was $9.8 million.

The following is a summary of the VIEs of the Company:

a)	Beijing Sohu

Beijing Sohu Online Network Information Services, Ltd (or Beijing Sohu) was incorporated in the PRC in 1998 and engages in Internet information, wireless and e-commerce services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Originally, Dr. Zhang and He Jinmei held 80% and 20% interests in Beijing Sohu, respectively. He Jinmei transferred all of her shares in Beijing Sohu to High Century in June 2005. As a result, Dr. Zhang and High Century hold 80% and 20% interests in Beijing Sohu, respectively.

b)	High Century

Beijing Century High Tech Investment Co., Ltd. (or High Century) was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Li Wei, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

c)	Hengda

Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda) was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Hengda is $1,210,000. Originally, High Century and Li Wei held 80% and 20% interests in Hengda, respectively. In November 2004, to further satisfy PRC regulations, High Century and Li Wei transferred their interests in Hengda to Wang Xin and Wang Jianjun, each of whom is an employee of the Company. As a result, Wang Xin and Wang Jianjun hold 80% and 20% interests in Hengda, respectively.

d)	Sohu Internet

Beijing Sohu Internet Information Service Co. Ltd. (or Sohu Internet) was incorporated in the PRC in 2003 and engages in Internet information, wireless and advertising services in the PRC on behalf of the Company. The original registered capital was $605,000, and High Century and He Jinmei held 80% and 20% interests in Sohu Internet, respectively. In December 2003, Hengda made a $605,000 investment in Sohu Internet. In April 2005, He Jinmei transferred all her interests in Sohu Internet to High Century, and High Century made a $1,208,000 additional investment in Sohu Internet. As a result, the registered capital is now $2,418,000, with High Century and Hengda holding 75% and 25% interests, respectively.

e)	Goodfeel

Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel) was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. The registered capital of Goodfeel is $1,208,000. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in Goodfeel, respectively. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, to further satisfy PRC regulations, High Century and Sohu Internet transferred their interests in Goodfeel to Deng Xiufeng and Zhou Jing, each of whom is an employee of the Company. As a result, Deng Xiufeng and Zhou Jing own 58.1% and 41.9% interests in Goodfeel, respectively.

f)	Huohu

Huohu was incorporated in the PRC in 2005. Huohu engages in software and technology development for the games business. The registered capital of Huohu is $121,000. Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), one of the indirect China-based subsidiaries of the Company, and an employee of Huohu, hold 75% and 25% interests in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $31,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to Sohu Era. Based on the arrangement between Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Houhu. Accordingly, Huohu is 100% consolidated into the financial statements of the Company.

g)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia) was incorporated in the PRC in 1999 and engages in mapping services in the PRC. The registered capital of Tu Xing Tian Xia is $248,000. In May 2005, in connection with the Company’s acquisition of Go2Map, the Company designated High Century and Sohu Internet as its designees to purchase the outstanding registered capital of Tu Xing Tian Xia. As a result, High Century and Sohu Internet own 56.1% and 43.9% interests in Tu Xing Tian Xia, respectively.

h)	Feng Yang Tian Lang

Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang) was incorporated in the PRC in 2005 and engages in advertising services in the PRC. The registered capital of Feng Yang Tian Lang is $248,000. Sohu Internet and High Century each holds a 50% interest in Feng Yang Tian Lang.

i)	Sogou Information

Beijing Sogou Information Services Co., Ltd. (or Sogou Information) was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. The registered capital of Sogou Information is $2,480,000. Zhou Jing and Li Wei, each of whom is an employee of the Company, each owns a 50% interest in Sogou Information.

Pursuant to FIN 46R, Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements.

As of March 31, 2006, the above VIEs have aggregate accumulated profits of approximately $704,000 which have been reflected in the consolidated financial statements.

7. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions during the three months ended March 31, 2006 and 2005, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Accounting Caption	Three Months Ended March 31,
			2006	2005
Qingfan, a company controlled by Dr Zhang’s brother	Delivery service provided by Qingfan	Cost of revenues	$18	$31
An investee of the Company	Amortization of licensing fee	Product development expenses	26	25
	Revenue sharing	Cost of revenues	446	284

8. COMMITMENTS AND CONTINGENCIES

The Company’s China-based subsidiary Sohu Era and VIE Sohu Internet enjoy tax benefits which are available to “new technology enterprises.” The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the status of a new technology enterprise. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2003 to 2005, 7.5% in 2006 to 2008 and 15% thereafter. To be considered a “new technology enterprise” under current PRC law, a company must: (i) operate in the high-tech industry (which includes the information technology industry); (ii) be incorporated and operate in Beijing Zhongguancun Science Park; (iii) receive 60% of its revenue from high-tech products or services; and (iv) have at least 20% of its employees involved in technology development. New technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era and Sohu Internet did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, wireless, e-commerce and online game services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunication, information and media. Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

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

During the three months ended March 31, 2006, Sohu Internet entered into an agreement and committed to invest $1.2 million in a newly established China-based investment holding company. The registered capital of the investee is $62 million. After the investment, Sohu Internet will hold 2% of equity interests in the investee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology) and our VIEs Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd (or Feng Yang Tian Lang), and Beijing Sogou Information Services Co., Ltd. (or Sogou Information) and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading online media, search and mobile value-added services company providing comprehensive online products and services to consumers and businesses in China, through our comprehensive matrices of web properties, consisting of the mass portal and leading online media destination www.sohu.com; interactive search engine www.sogou.com; the leading online alumni club www.chinaren.com; the leading games information portal www.17173.com; one of the top real estate Websites www.focus.cn; the wireless value-added services provider www.goodfeel.com.cn; and a leading online mapping service Website www.go2map.com. We offer our user community very broad choices regarding information, entertainment, communication, wireless and e-commerce. We derive revenues primarily through the sale of brand advertising, sponsored search, wireless, e-commerce and multiplayer online game services. We also sponsor major events to further enhance our viewership and create branding effects.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name sohu.com. In September 1999, we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software and Sogou Technology and our VIEs, Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for wireless revenues and cost of revenues, accounting for e-commerce revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, valuation allowance against deferred tax assets, assessment of impairment for goodwill and other intangible assets and determination of share-based compensation expense represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Sponsorship contracts may include services similar to those in our advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on our Websites, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premiere placements. Sponsorship advertisement revenues are normally recognized on a straight line basis over the contract period, provided we are meeting our obligations under the contract.

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium size enterprises, sponsored search services mainly include priority placements in our search directory, listing in our classified advertisements section and pay-for-click services consisting of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide the priority placements services and listing in our classified advertisements section for a fixed fee over the service period of the contracts. Pay-for-click services of displaying the text-based links to our advertisers’ Websites are charged on a cost per click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues from the pay-for-click services are recognized as the users click on the links.

Material differences could result in the amount and timing of our advertising revenue for any period if management made different judgments or utilized different estimates.

Non-advertising revenues include revenues principally from wireless, e-commerce and online game services.

Wireless revenues are derived from providing short messaging services (or SMS), Wireless Application Protocol (or WAP), interactive voice response (or IVR), multi-media messaging services (or MMS), and Ring Back Tone (or RBT), mainly consisting of news, weather forecast, chatting, entertainment information, ring tones and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 90 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate,” which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $535,000 (gross margin underestimate of $326,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, material differences could result in the amount and timing of our revenue and non-advertising cost of revenue for any period because of differences between the actual failure rate per an operator’s statement and our internal records. For the period ended March 31, 2006, 91% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

E-commerce revenues are earned primarily from sales of consumer products through Sohu’s Website. We rely on Sohu Internet to conduct our e-commerce business to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing e-commerce services.

Prior to May 1, 2005, we made direct sales to customers (the “B2C model”) for all kinds of products. On May 1, 2005, we implemented an additional business model (the “n2N model”) mainly for health care products, cosmetics, gifts, apparel and accessories. Under the B2C model, we purchased products from suppliers, stocked the goods in our warehouse and, upon receiving orders from our customers through our Website, arranged for delivery to our customers. Fulfillment was provided by delivery companies or through postal services. Product sales included the right of return within 7 to 10 days after the goods had been received if the products had quality problems and the buyer had retained the original order form. Under the B2C model, we recorded product sales net of estimated amount of returns, and to date have estimated that the amount of product returns was not significant. Under the n2N model, suppliers list their products on our Website and receive orders directly from customers through the Website. The suppliers have the right to set the prices for their products. We engage third party delivery companies to deliver products to and collect payment from customers. Under the n2N model, we earn a commission ranging from 10% to 15% of the transaction amount.

Our management must determine whether to record revenue for our wireless and e-commerce business lines using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, principally whether Sohu is acting as the principal in offering services to the customer or whether Sohu is acting as an agent in the transaction. To the extent Sohu is acting as a principal in a transaction, Sohu reports as revenue the payments received on a gross basis, and reports as costs of revenue the amounts attributable to goods and services provided by mobile network operators and other vendors. To the extent Sohu is acting as an agent in a transaction, Sohu reports on a net basis reporting as revenue the payments received less commission and other payments to third parties. The determination of whether Sohu is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

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

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flow, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollars, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of March 31, 2006 and December 31, 2005 was a gain of $3.0 million and $2.4 million, respectively.

Our management must make estimates of the collectability of our accounts receivables. Management specifically analyzes accounts receivables, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $26.4 million, net of allowance for doubtful accounts of $1.5 million as of March 31, 2006. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

As of March 31, 2006, the majority of our deferred tax assets are related to net operating losses that would apply to United States income taxes. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from net operating losses will not be realized. The remaining deferred tax assets are related to China-based subsidiaries and VIEs, resulting from net operating losses and temporary differences between accounting basis and tax basis. We believe that it is more likely than not that the balance will not be realized. We have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of March 31, 2006, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise computer equipment, office furniture and equipment, vehicles and leasehold improvement, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include the offering costs of the zero coupon convertible senior notes and rental deposits. We amortize the offering costs of the zero coupon convertible senior notes over a period of four years. Management judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management to commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of March 31, 2006, we were not aware of any indication of impairment of our intangible assets, fixed assets and other assets.

Effective from January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to SFAS 123(R), we accounted for share-based payments in accordance with APB 25, and complied with the disclosure provisions of SFAS 123. In general, compensation cost under APB 25 was recognized based on the difference, if any, between the estimated fair value of our common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Pro forma information was disclosed to illustrate the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the reporting periods.

As of January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. The fair value of the options granted before January 1, 2006 is determined based on the Black-Scholes valuation model, which is consistent with the valuation techniques utilized when we prepared pro forma information under SFAS 123. Such fair value of the options is recognized as share-based payments over the requisite service period, net of estimated forfeitures on an accelerated basis under SFAS 123(R). There were no options or other share-based awards granted during the three months ended March 31, 2006.

The determination of the fair value of share-based awards and related share-based compensation expense requires input of subjective assumptions, including but not limited to the valuation model adopted, risk-free interest rate, expected life of the share-based awards, stock price volatility, and expected forfeiture rate. The selection of an appropriate valuation technique or model depends on the substantive characteristics of the instrument being valued. Risk free interest rates are decided based on the yield to maturity of US government bonds as at respective dates of grant of options. Expected life is the number of years that we estimate, based primarily on the history, using “plain-vanilla” method, that options will be outstanding prior to settlement. Volatility is measured using historical daily price changes of our stock over the respective expected life of the option. Forfeiture rate is estimated based on historical forfeiture pattern and adjusted in accordance with our expectation for the future.

Our input assumptions were based on historical experience, with consideration to developing expectations about the future. The assumptions used in calculating the fair value of share-based awards and related share-based compensation represent management’s best estimations, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change or we utilize different assumptions, our share-based compensation expense could be materially different for any period.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

REVENUES

Total revenues were $31.3 million and $23.7 million for the three months ended March 31, 2006 and 2005, respectively.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $20.1 million and $14.8 million, or 64% and 63% of total revenues for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, advertising revenues consisted of revenues from brand advertising of $16.7 million, and revenues from sponsored search of $3.4 million. For the three months ended March 31, 2005, advertising revenues consisted of revenues from brand advertising of $12.1 million, and revenues from sponsored search of $2.7 million.

Brand advertising. Brand advertising revenues increased by $4.6 million to $16.7 million for the three months ended March 31, 2006 as compared to $12.1 million for the three months ended March 31, 2005. The increase of $4.6 million from 2005 to 2006 consisted of: (i) a $6.2 million from advertisers who advertised with us during the three months ended March 31, 2006 did not advertise on our Website during the three months ended March 31, 2005; (ii) a $2.4 million increase in revenues from the advertisers who advertised with us in the three months ended March 31, 2005 and who continued to do so in the three months ended March 31, 2006; and were offset by (iii) a $4.0 million decrease in revenues as some of the advertisers who advertised with us during the three months ended March 31, 2005 did not advertise on our Website during the three months ended March 31, 2006. No single customer accounted for more than 10% of total brand advertising revenues for each of the three months ended March 31, 2006 and 2005. As of March 31, 2006 and 2005, we had $1.1 million and $0.8 million of receipt in advance from advertisers, respectively. We have not recorded any revenue from advertising barter transactions.

For the three months ended March 31, 2006 and 2005, we recorded brand advertising revenues of approximately $40,000 and $192,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement expiring in November 2006. Fujian Tian Qing was the previous owner of 17173.com Website prior to our acquisition of 17173.com.

We expect brand advertising revenues to increase in the second quarter of 2006 as compared to the first quarter of 2006.

Sponsored search. Sponsored search services revenues increased by $0.7 million to $3.4 million for the three months ended March 31, 2006 as compared to $2.7 million for the three months ended March 31, 2005. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide priority placement services and listings in our classified advertisement section for a fixed fee over a period. Pay-for-click services displaying the text-based links to our advertiser’s Websites are charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link on our Websites or on our Website Alliance network. The priority of the display of text-based links is based on the bidding price of different advertisers. For the three months ended March 31, 2006, revenues from priority placement services and our classified advertisement section amounted to $2.4 million, a 16% increase from the three months ended March 31, 2005. The increase in revenues from priority placement services was mainly due to an increase of average spending per customer. For the three months ended March 31, 2006, revenues from pay-for-click services amounted to $1.0 million, a 61% increase from the three months ended March 31, 2005. Revenues from pay-for-click services accounted for 30% of the total sponsored search revenues in the first quarter of 2006 as compared to 24% in the first quarter of 2005. The increase in revenues from pay-for-click services mainly resulted from an increase in the number of sponsored links, a higher average price per click-through, and an increase in the clicks of the sponsored links due to increased traffic and expansion of Website Alliance network.

We expect sponsored search revenues to increase in the second quarter of 2006 as compared to the first quarter of 2006.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless, e-commerce and other services.

Non-advertising revenues were $11.1 million and $8.9 million or 36% and 37% of total revenues for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, non-advertising revenues consisted of revenues from wireless of $8.0 million, from e-commerce of $0.8 million, and from other services of $2.3 million. For the three months ended March 31, 2005, non-advertising revenues consisted of revenues from wireless of $6.0 million, from e-commerce of $1.3 million, and from other services of $1.6 million.

Wireless. Our wireless revenues include SMS, WAP, IVR, MMS and RBT services. Our wireless services include news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the three months ended March 31, 2006, we normally charge monthly fee ranging from $0.112 to $3.733 and per message/download fee ranging from approximately $0.006 to $0.498.

For the three months ended March 31, 2006, our wireless revenues increased by $2.0 million to $8.0 million as compared to $6.0 million for the three months ended March 31, 2005, primarily due to an increase of $1.4 million in SMS revenues and $0.9 million in WAP, MMS and RBT revenues. This increase was partially offset by a decrease of $0.3 million in IVR revenues. The increase in SMS revenues was primarily due to further cooperation with mobile network operators, and the increase in WAP and RBT revenues was the result of our product enhancement and improvement of our ranking in Monternet. The increase in MMS revenues was resulted from the resumption of our MMS revenues services by China Mobile Communications Corporation (or CMCC) beginning on August 1, 2005. The decrease in IVR revenues was mainly due to the tightened operator control over practices by our mobile network operators.

In early April 2006, one of the mobile network operators issued a new policy applicable to all service providers, in which it set price ceilings for SMS monthly fees and per message subscription fees. This became effective on April 17, 2006 and will likely reduce our SMS revenue from this mobile network operator. We expect this will have a negative impact on our SMS revenue in second quarter of 2006.

Without considering any further possible regulatory issues, we expect wireless revenues to be flat or up slightly in the second quarter of 2006.

E-commerce. E-commerce revenues are earned primarily from sales of consumer products through Sohu’s Website. Prior to May 1, 2005, we mainly made direct sales to customers through Sohu’s Website store.sohu.com (the “B2C model”). On May 1, 2005, we implemented an additional business model (the “n2N model”) mainly for health care products, cosmetics, gifts, apparel and accessories. For the three months ended March 31, 2006, e-commerce revenues decreased by $0.5 million to $0.8 million as compared to $1.3 million for the three months ended March 31, 2005. The decrease was resulted primarily from our implementation of the n2N business model. Under the n2N model, Sohu earns a commission ranging from 10% to 15% on the transaction amount and we record these revenues on a net basis.

Others. Our other services consist primarily of online game services, Internet access and design of Websites for third parties. On May 31, 2005, we completed the acquisition of Go2Map. We have included in revenues the sales of software and applications service provider (or ASP) services of $140,000 for the three months ended March 31, 2006 related to Go2Map.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $10.9 million and $7.5 million for the three months ended March 31, 2006 and 2005, respectively.

Advertising Cost of Revenues

Advertising cost of revenues increased by $2.1 million to $5.4 million for the three months ended March 31, 2006 as compared to $3.3 million for the three months ended March 31, 2005.

Brand advertising. Brand advertising cost of revenues includes personnel costs and personnel overheads relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Brand advertising cost of revenues was $4.3 million and $2.8 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $1.5 million consisted of a $410,000 increase in personnel expense, a $339,000 expense of share-based compensation due to the adoption of SFAS 123(R), a $262,000 increase in payments to our business partners, a $270,000 increase in bandwidth leasing costs, a $183,000 increase in content purchases and traveling and entertainment expense, and a $36,000 increase in office and depreciation expense. Our brand advertising gross margin for the three months ended March 31, 2006 and 2005 was 74% and 77%, respectively. Our brand advertising gross margin decreased slightly for the three months ended March 31, 2006 mainly because of the required expensing of share-based compensation cost due to the adoption of SFAS 123(R) starting from January 1, 2006.

Sponsored search. Sponsored search cost of revenues consisted primarily of payments to our Website Alliance, data collection cost, personnel cost, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Sponsored search cost of revenues was $1.1 million for the three months ended March 31, 2006 as compared to $481,000 for the three months ended March 31, 2005. The increase in sponsored search cost of revenues resulted from an increase in payment to Website Alliances of $217,000, an increase in map data collection cost of $171,000, an increase in relevant depreciation and bandwidth leasing costs of $209,000, and the expensing of share-based compensation cost of $22,000 due to the adoption of SFAS 123(R).

Non-advertising Cost of Revenues

Non-advertising cost of revenues increased by $1.2 million to $5.4 million for the three months ended March 31, 2006 as compared to $4.2 million for the three months ended March 31, 2005.

Wireless. Wireless cost of revenues increased by $1.5 million to $3.8 million for the three months ended March 31, 2006, as compared to $2.3 million for the three months ended March 31, 2005. Wireless cost of revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations for the breach of certain provisions of agreements with mobile network operations, fees or royalties paid to third party content providers for services and content associated with our wireless services, relevant depreciation of servers and computer equipment and bandwidth leasing costs. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.002 to $0.031 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 60% of total fees collected by mobile network operators from mobile phone users and paid to us in the first quarter of 2006. Our wireless gross margins were 52% and 61% for the three months ended March 31, 2006 and 2005, respectively. Wireless gross margin decreased primarily because one of the major mobile network operators has increased the service fees we pay for using their infrastructure from 10% to 20% of SMS revenue, starting from April 1, 2005. In addition, we increased our re-investment in content.

E-commerce. E-commerce cost of revenues was $0.8 million for the three months ended March 31, 2006, as compared to $1.2 million for the three months ended March 31, 2005. E-commerce cost of revenues mainly consists of the purchase price of consumer products sold and inbound and outbound shipping charges. Our e-commerce gross margins were 1% and 2% for the three months ended March 31, 2006 and 2005, respectively.

Others. Cost of revenues for other services, was $792,000 and $673,000 for the three months ended March 31, 2006 and 2005, respectively, mainly consisting of payments to game developers. Following the acquisition of Go2Map, cost of other revenues also includes personnel and other expenses in connection with sale of software business and provision of ASP services. For the three months ended March 31, 2006, the cost of sales of software and provision of ASP services was $71,000.

Product Development Expenses

Product development expenses increased by $1.1 million to $4.2 million for the three months ended March 31, 2006, as compared to $3.1 million for the three months ended March 31, 2005. The increase was primarily due to a $640,000 increase in personnel expenses resulted from increases in headcount and salary increment, $493,000 of the required expensing of share-based compensation cost under SFAS 123(R), and were offset by a $33,000 decrease in office and depreciation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.8 million to $6.5 million for the three months ended March 31, 2006 as compared to $4.7 million for the three months ended March 31, 2005. The increase was primarily consists a $617,000 increase in personnel expenses resulted from increases in headcount and salary increment, $448,000 of the required expensing of share-based compensation cost under SFAS 123(R), a $847,000 increase in advertising and promotion expense, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category, a $120,000 increase in traveling and entertainment expenses, a $199,000 increase in depreciation and facilities expenses, a $39,000 increase in other expenses, and were offset by a $470,000 decrease in bad debt expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million to $3.1 million for the three months ended March 31, 2006 as compared to $2.5 million for the three months ended March 31, 2005. The increase was primarily due to a $578,000 increase in personnel expenses, $424,000 of the required expensing of share-based compensation cost under SFAS 123(R), a $102,000 increase in traveling and entertainment expense, offset by a $301,000 decrease in professional fees, a $102,000 decrease in office and depreciation expenses, a $77,000 decrease in loss on fixed assets disposal, and a $24,000 decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets of $509,000 for the three months ended March 31, 2006 was related to the acquisition of the 17173.com, Focus.cn, Goodfeel and Go2Map. Amortization of intangible assets of $456,000 for the three months ended March 31, 2005 was related to the acquisitions of the 17173.com, Focus.cn and Goodfeel.

Operating Profit

As a result of the foregoing, our operating profit increased by $600,000 to $6.0 million for the three months ended March 31, 2006, as compared to $5.4 million for the three months ended March 31, 2005. The operating profit for the three months ended March 31, 2006 included $1.7 million of share-based compensation expense recorded under SFAS 123(R). The operating profit for the three months ended March 31, 2005 included $2,000 of share-based compensation expense recorded under APB 25.

Other Expenses

For the three months ended March 31, 2006, other expenses of $68,000 mainly consisted of $155,000 amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003, which was offset by our share of profits of $38,000 from our investment in Pixel, an associate, $19,000 gain from a government gift and $30,000 of miscellaneous other income. For the three months ended March 31, 2005, other expenses of $170,000 included $187,000 for amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003, which was offset by share of profits of $17,000 from our investment in Pixel.

Interest Income

For the three months ended March 31, 2006, interest income was $529,000, as compared to $573,000 for the three months ended March 31, 2005.

Income Tax Expense

For the three months ended March 31, 2006, income tax expense was $443,000 compared with $62,000 for the same period in 2005. The increase was because major operating subsidiaries and VIEs are now subject to an applicable income tax rate of 7.5% starting from January 1, 2006.

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

Net Income

As a result of the foregoing, we had net income of $6.0 million for the three months ended March 31, 2006, as compared to net income of $5.7 million for the three months ended March 31, 2005. The net income for the three months ended March 31, 2006 included $1.7 million of share-based compensation expense recorded under SFAS 123(R). The net income for the three months ended March 31, 2005 included $2,000 of share-based compensation expense recorded under APB 25.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through private sales of equity securities, the initial public offering of our common stock, a private placement of zero coupon convertible senior notes, and cash provided by operations. From inception through March 31, 2006, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes has been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. During the year ended December 31, 2005, we have repurchased from the market at a discount $15,220,000 in aggregate face value of our zero coupon convertible senior notes.

In summary, our cash flows were (in thousands):

	Three months ended March 31,
	2006	2005
Net cash provided by operating activities	$4,775	$5,600
Net cash used in investing activities	(1,908)	(1,591)
Net cash provided by (used in) financing activities	1,026	(13,378)
Effect of exchange rate change on cash and cash equivalents	546	—

Net increase (decrease) in cash and cash equivalents	4,439	(9,369)
Cash and cash equivalents at beginning of period	119,091	122,384

Cash and cash equivalents at end of period	$123,530	$113,015

For the three months ended March 31, 2006, net cash provided by operating activities was $4.8 million, and was primarily attributable to our net income of $6.0 million, depreciation and amortization of $2.3 million, share-based compensation of $1.7 million, provision for allowance for doubtful accounts of $237,000, which were offset by a $5.4 million decrease in working capital. For the three months ended March 31, 2005, net cash provided by operating activities was $5.6 million, and was primarily attributable to our net income of $5.7 million, depreciation and amortization of $2.0 million, and provision for allowance for doubtful accounts of $0.7 million, which were offset by a $2.9 million decrease in working capital.

For the three months ended March 31, 2006, net cash used in investing activities was $1.9 million, and was primarily attributable to $1.9 million used in acquiring fixed assets. For the three months ended March 31, 2005, net cash used in investing activities was $1.6 million, and was attributable to $1.3 million in cash used in connection with acquisitions and $3.3 million in cash used to acquire fixed assets, which was offset by $3.1 million received as a result of the maturities of marketable debt securities.

For the three months ended March 31, 2006, $1.0 million net cash provided by financing activities was from issuance of common stock upon the exercise of options granted under our stock incentive plan. For the three months ended March 31, 2005, net cash used in financing activities was $13.4 million, and was primarily attributable to $13.8 million used for the repurchase of our common stock, which was offset by $0.5 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan.

As of March 31, 2006, we had cash and cash equivalents of $123.5 million, and investments in marketable debt securities of $14.0 million, totaling approximately $137.5 million as compared to $133.1 million as of December 31, 2005.

We believe that current total cash balance will be sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Our business depends on a strong brand, thus we will not be able to attract users, customers and clients of our products and offerings if we do not maintain and develop our brands.

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

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our Websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers, wireless, e-commerce and online game customers.

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

We depend on online advertising for a significant portion of our revenues, but the online advertisement market includes many uncertainties, which could cause our advertising revenues to decline.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Advertising revenues represented approximately 64% and 63% of our total revenues for the quarters ended March 31, 2006 and 2005, respectively. For the quarters ended March 31, 2006 and 2005, our five largest advertisers accounted for approximately 18% and 20% of our total brand advertising revenues, respectively. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many risk factors as follows:

•	The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising.

•	Advertising clients that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts.

•	The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of online advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines.

In addition, our ability to generate and maintain significant online advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of online advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems; and

•	the resistance pressure on online advertising prices and limitations on inventory.

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

We rely on our Website Alliance members for a significant portion of our sponsored search revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.

By posting bid listing links on their Websites, we share with our Website Alliance members the revenues generated from clicks by users. For the quarter ended March 31, 2006, the total revenues generated from Website Alliance accounted for 76 % of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenues may decline.

We rely on wireless services for a significant portion of our revenues. Wireless revenues decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We derived our wireless revenues in prior periods from providing to mobile phone and Personal Handy-phone System (or PHS) users SMS, WAP, IVR, MMS and RBT, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone and logo downloads and various other mobile related products provided to mobile phone users. For the quarters ended March 31, 2006 and 2005, wireless revenues represented approximately 26% and 25%, respectively, of our total revenues. Wireless revenues decreased in certain prior periods. Wireless revenues may decrease in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Revenues from new wireless services such as WAP, IVR, MMS and RBT may not continue to grow significantly and become a significant portion of our total wireless revenues;

•	Competitors, including mobile network operators, may launch competing or better products than ours at any time;

•	There are limited barriers to entry to the wireless services sector;

•	Changes in government policy could restrict or curtail the services which we provide;

•	Changes in the billing practices or operation rules and procedures of any of the four mobile network operators, namely CMCC, Unicom Corporation Limited (or Unicom), China Netcom Communication Corporation (or CNC) and China Telecom Corporation (or China Telecom), on whom we rely for service delivery and fee collection, could have a material impact on our wireless revenue;

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

•	We may enter into cooperation agreements with the mobile network operators, on terms that are not favorable to us since we have limited bargaining power to negotiate contract terms. In addition, mobile network operators may unilaterally revise their agreement at any time. As a result of such contract terms, we could be easily found in breach of our agreement with an operator and could be subject to penalties; and

•	Mobile network operators may not enter new agreements or renew existing agreements with SPs with respect to wireless services. However, those mobile network operators will continue work with us to provide services and monthly statements. New or renewed agreements with mobile network operators could change in a way that would be unfavorable to us, or such agreements may not be entered into at all.

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

We face significant risks with respect to our arrangements with mobile network operators, such as the following, which could adversely affect our wireless revenues:

•	Mobile network operators have both recently changed their operating rules and may make further changes at any time. Such recent or any future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreement with the mobile network operators under new or revised operation rules and procedures, or having our service discontinued with or without notice. Changes in these operating rules and regulations could also have a material impact on our revenues;

•	We provide wireless services through our Website and record the delivery of the service in our internal systems. However, in order to recognize revenues and receive payment for services provided, we rely on billing confirmations from mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 97% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur;

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our negotiation leverage is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. Based on recent communications with an operator, certain subsidiaries of the operator are considering increasing their service fees;

•	We are required to follow the operators’ guidance in setting up wireless service fees. We also rely on the mobile network operators to collect the fees on our behalf which they have billed to our mobile customers. If an operator requires us to reduce the wireless service fees charged to mobile customers, disallows us from billing of certain inactive customers, refuses to pay us, limits the amount of wireless service fees which can be billed or requires us to comply with any new billing rules, our revenues could be adversely affected;

•	An operator’s refusal to allow us to supply certain services could disrupt our wireless services. For example, for the period from September 1, 2004 to July 31, 2005, our MMS services were temporarily suspended by CMCC, based on allegations that Beijing Sohu breached certain provisions of its agreement with a CMCC subsidiary;

•	An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners; and

•	CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our first position because of lower visit rates.

Many of our current and potential wireless customers have only limited experience using the Internet for subscription purposes, and may not be willing to fully embrace the products and services we offer, which would adversely affect our future revenues and business expansion.

The wireless market is new and rapidly evolving in China. Many of our current and potential wireless customers have limited experience using the Internet for subscription services. The growth in our wireless revenues depends upon user acceptance of our existing and new services, such as our wireless dating, e-mail, news, sports and jokes content, mobile alumni club and other products. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage. Customers may not be willing to fully embrace the products and services we offer.

Our investment in online games and e-commerce businesses may not be successful.

We have invested and may invest further in our online games and e-commerce businesses. Online gaming is currently one of the fastest growing online services in the PRC. We currently rely on licenses from third party game companies. Our licenses of Knight Online and Blade Online will expire in November and September 2006, respectively. In the event that a license expires and we wish to renew such license, the licensor may only agree to renew such license upon an increase in the license fee that we pay to such licensor. The e-commerce business is small and unproven in the PRC. We face intense competition in these areas. In addition, our business might be significantly affected if there are any changes in the PRC laws or regulations in relation to these businesses. For example, the PRC government has issued a new law to implement restrictions and further regulations on the online games industry. Based on these rules, online games companies are encouraged to install a so-called

“anti-fatigue system”, which discourages the game participants from playing games for more than five hours per day. As a result, our online games business may be severely impacted and our revenues from online games may be adversely affected. We may not succeed in these markets despite our investment of time and funds. If we fail to achieve a significant market position, we will fail to realize our anticipated returns on these investments.

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

We completed the acquisitions of 17173.com and Focus.cn in November 2003, the acquisition of Goodfeel in May 2004, and the acquisition of all of the outstanding capital stock of Go2Map Inc., and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc (collectively “Go2Map”) in May 2005. As a result of these acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of 17173.com, Focus.cn, Goodfeel and Go2Map. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased advertising, wireless and search revenues. During the three months ended March 31, 2006, Go2Map was operating at a loss. In addition, we might be required to obtain additional licenses or approvals from relevant government authorities based on the application laws and regulations and might incur additional costs and expenses in obtaining any such licenses and approvals.

We may be required to record a charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of March 31, 2006, our goodwill and amortizable intangible assets arising from acquisitions were approximately $61 million.

Effective from January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments to employees and directors to be recognized in the financial statements based on their grant date fair values, and there is no assurance that the compensation expense recognized accurately measures the value of our share-based awards, and the recognition of the compensation expense could cause the trading price of our common stock to decline.

Effective from January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards based on estimated fair values. As a result, starting from January 1, 2006, our operating results contain a charge for share-based compensation expense. The determination of fair value of share-based awards and related share-based compensation expense requires input of subjective assumptions, including but not limited to the valuation model adopted, risk-free interest rate, expected life of the share-based awards, stock price volatility, and expected forfeiture rate. Our input assumptions were based on historical experience, with consideration to developing expectations about the future. The assumptions used in calculating the fair value of share-based awards represent management’s best estimations, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change or we utilize different assumptions, our share-based compensation expense could be materially different for any period. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer or willing seller market transaction.

As a result of the adoption of SFAS 123(R), for three months ended March 31, 2006, our net income is lower than it would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

Our failure to manage growth and diversify our business could harm us.

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

We rely on a number of third party relationships to attract traffic and provide content in order to make our Websites more attractive to users and advertisers. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. Some content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our premier content providers. If we are not able to renew our exclusive deals or premier content become exclusive to our competitors, our attractiveness to users would be severely impaired. Except for the exclusive content, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company and of the direct and indirect majority shareholder of Beijing Sohu, High Century, Sohu Internet, Tu Xing Tian Xia and Feng Yang Tian Lang. We rely on his expertise in our business operations, and on his personal relationships with the relevant regulatory authorities, our customers and suppliers. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Both executive officers have entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Website against hackers. We cannot assure you that any measure we may take will be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

Risks Related to China’s Regulation Environment

If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

We conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software and Sogou Technology (or collectively PRC subsidiaries), and VIEs Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information (or collectively VIEs). We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC, Sohu Era and Sohu Software is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, e-commerce and certain other industries, our VIEs are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu, rather than by Sohu.

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

We are a holding company with no operating assets other than investments in Chinese operating entities, including Beijing ITC, Sohu Era, Sohu Software, Go2Map Software and Sogou Technology, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our VIEs, Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, Sohu Software, Go2Map Software and Sogou Technology incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s, Sohu Software’s, Go2Map Software’s and Sogou Technology’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, Sohu Software, Go2Map Software and Sogou Technology only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software and Sogou Technology are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information.

As of March 31, 2006, Sohu had outstanding long-term loans of $9.8 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu, which is owned 80% by Dr. Zhang and 20% by High Century, High Century, which is owned 80% by Dr. Zhang and 20% by an employee, Hengda, which is owned by two of our employees, Goodfeel, which is owned by two of our employees, Huohu, which is owned 75% by Sohu Era and 25% by an employee, and Sogou Information, which is owned by two of our employees. Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu or Sogou Information to us; (ii) the shares of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu or Sogou Information cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information. Dr. Zhang and the other employee borrowers have pledged all of their shares in Beijing Sohu, High Century, Hengda, Goodfeel, Huohu and Sogou Information as collateral for the loans and the loans bear no interest and are due on demand after November 2003 in the case of High Century; after November 2005 in the case of Huohu; after August 12, 2006 in the case of Sogou Information; after October 2006 in the case of Goodfeel; after November 3, 2006 in the case of Hengda and the earlier of a demand or 2010 in the case of Beijing Sohu; or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

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

We depend upon contractual arrangements with Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu and Sohu Internet could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, High Century, Hengda, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and/or Sogou Information fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

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

The PRC has enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information, online advertising and value-added telecommunication services. In addition, the PRC may promulgate new laws, rules or regulations at any time. If these current or future laws, rules or regulations regarding Internet-related activities, are interpreted to be inconsistent with our ownership structure and/or our business operations, our business will be severely impaired and we could be subject to severe penalties. In addition, we may be required to apply for a new license or new qualification, or transfer from an old type of license to a new type of license at any time as a result of the requirements of newly promulgated laws or new regulations. From the promulgation of such requirement to the final issuance of the license or qualification, there might be a long pending period. Although the issuance of the new license will finally trace back to the date when filing such application, we may be held liable for operating without proper license and may be fined for the operation during the application period.

We may not be able to collect payments of our wireless fees if the PRC government determines that our existing ownership structure does not comply with PRC laws, rules or regulations.

As discussed above, the PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. It is possible that the PRC government’s view will ultimately be contrary to ours. If the PRC government were to take a contrary view, we might not be able to collect payments of our wireless fees, which we receive from Sohu Internet and Goodfeel, which in turn collect the fees from mobile network operators.

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

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to “Sohu.com”, “Sogou”, “17173”, “Focus.cn”, “Goodfeel” and “Go2Map”.

We have applied for the registration of our key marks in the PRC, including but not limited to Sohu.com, Sogou, 17173, Focus.cn, Goodfeel and Go2Map, so as to establish and protect our exclusive rights to the marks. We have succeeded in registering the marks “Sohu.com”, “Focus.cn” and “Go2Map” in the PRC under certain classes. The applications for the registration of the other marks or some marks under other classes are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to the Trademark Office of PRC’s determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

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

The PRC government also imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If we or any of our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to effectively finance our operations or pay dividends on our shares.

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

Our reporting currency is the US Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. RMB is no longer be pegged to the US dollars and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2004, the trading price of our common stock ranged from a low of $13.56 per share to a high of $40.15 per share. During 2005, the trading price of our common stock ranged from a low of $14.66 per share to a high of $23.74 per share and during the three months ended March 31, 2006, the trading price of our common stock ranged from a low of $18.20 per share to a high of $26.78 per share. On April 28, 2006, the closing price of our common stock was $27.75 per share.

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

In July 2003, we issued $90 million aggregate principal amount of zero coupon convertible senior notes due July 2023. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. During the year ended December 31, 2005, we had repurchased a portion of our zero coupon convertible senior notes with face value of $15,220,000 from market. We may also be required to repurchase all of the outstanding notes following a fundamental change of Sohu, such as a change of control, prior to maturity. We may not have enough cash on hand or the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in a reduction of our earnings per share. We had repurchased our zero coupon convertible senior notes with face value of $15,220,000 from the market in 2005. As of March 31, 2006, the face value of remaining outstanding zero coupon convertible senior notes was $74.8 million.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our chief executive officer, Dr. Zhang, beneficially owns approximately 26.4% of the outstanding shares of our common stock and is our largest stockholder. Our chief executive officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 29.9% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the US dollar, to date virtually all of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues and assets as expressed in our US Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See “Risk Factors—We may suffer currency exchange losses if the RMB fluctuates relative to the US Dollar.”

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the US Dollar. The exchange rate of the RMB against the US Dollar was adjusted to RMB 8.11 per US Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the US Dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, receivables, payables and zero coupon convertible senior notes as of March 31, 2006:

	Expected Maturity Date						Total recorded value	Fair value
	Before March 31,
	2007	2008	2009	2010	2011	Thereafter
On-balance sheet financial instruments
(in US$ ‘000)
Cash and cash equivalents:
in US$	45,432	—	—	—	—	—	45,432	45,432
in RMB	77,915	—	—	—	—	—	77,915	77,915
in HK$	183	—	—	—	—	—	183	183

Sub-total	123,530	—	—	—	—	—	123,530	123,530

Restricted cash
in RMB	—	—	998	—	—	—	998	998

Receivables
in US$	518	—	—	—	—	—	518	518
in RMB	28,277	210	—	—	—	—	28,487	28,487
in HK$	185	—	—	—	—	—	185	185

Sub-total	28,980	210	—	—	—	—	29,190	29,190

Investments in marketable debt securities
in US$	9,042	4,884	—	—	—	—	13,926	13,926

Payables
in US$	5,565	—	—	—	—	—	5,565	5,565
in RMB	29,076	—	—	—	—	—	29,076	29,076
in HK$	20	—	—	—	—	—	20	20

Sub-total	34,661	—	—	—	—	—	34,661	34,661

Zero coupon convertible senior notes
In US$	—	74,780	—	—	—	—	74,780	71,976

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of March 31, 2006, an unrealized loss of $242,000 was recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of March 31, 2006.

	Expected Maturity Date						Total recorded value	Fair value
	Before March 31,
(US$ ‘000)	2007	2008	2009	2010	2011	Thereafter
Investments in marketable securities	9,042	4,884	—	—	—	—	13,926	13,926
Average interest rate	6.01%	4.40%	—	—	—	—
Zero coupon convertible senior notes	—	74,780	—	—	—	—	74,780	71,976
Average interest rate	—	0%	—	—	—	—

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

During the three months ended March 31, 2006, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

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

Dated: May 2, 2006

SOHU.COM INC.

By:	/s/ Carol Yu
Chief Financial Officer (Principal
Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended March 31, 2006

EXHIBITS INDEX

10.1	Employment Agreement between Sohu.com Inc and Dr. Charles Zhang

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu