Form 10-Q
period 2006-06-30
SOHU COM INC
filed 2006-08-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2006
Common stock, $.001 par value	37,077,222

SOHU.COM INC

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$119,018	$119,091
Accounts receivable, net (including $325 and $358 from a related party, respectively)	23,749	19,283
Prepaid and other current assets	4,045	4,546
Current portion of long-term investments in marketable debt securities	9,004	9,095

Total current assets	155,816	152,015
Long-term investments in marketable debt securities	4,876	4,900
Investment in an associate	1,214	1,124
Fixed assets, net	16,717	15,745
Goodwill	51,440	50,918
Intangible assets, net	9,688	11,251
Restricted cash	1,001	991
Other assets, net	3,438	2,737

	$244,190	$239,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $45 and $81 to a related party, respectively)	$1,421	$1,683
Accrued liabilities	33,501	33,370

Total current liabilities	34,922	35,053
Zero coupon convertible senior notes	59,780	74,780

Total liabilities	94,702	109,833

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,006 and 36,680 shares issued and outstanding, respectively)	40	40
Additional paid-in capital	154,205	148,780
Treasury stock (3,446 shares and 3,446 shares, respectively)	(39,686)	(39,686)
Accumulated other comprehensive income	3,131	2,126
Retained earnings	31,798	18,588

Total shareholders’ equity	149,488	129,848

	$244,190	$239,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Advertising:
Brand advertising	$19,304	$13,859	$35,979	$25,983
Sponsored search	3,526	3,105	6,976	5,836

Subtotal of advertising revenues	22,830	16,964	42,955	31,819

Non-advertising:
Wireless	8,994	6,360	17,003	12,319
Others	2,250	1,714	4,530	3,360

Subtotal of non-advertising revenues	11,244	8,074	21,533	15,679

Total revenues	34,074	25,038	64,488	47,498
Cost of revenues:
Advertising:
Brand advertising (includes share-based compensation expense under SFAS 123(R) of $264, $0, $603 and $0, respectively)	5,610	3,407	9,941	6,217
Sponsored search (includes share-based compensation expense under SFAS 123(R) of $22, $0, $44 and $0, respectively)	1,247	699	2,339	1,180

Subtotal of advertising cost of revenues	6,857	4,106	12,280	7,397

Non-advertising:
Wireless	4,464	2,871	8,276	5,193
Others (includes share-based compensation expense under SFAS 123(R) of $5, $0, $10 and $0, respectively)	826	675	1,618	1,348

Subtotal of non-advertising cost of revenues	5,290	3,546	9,894	6,541

Total cost of revenues	12,147	7,652	22,174	13,938

Gross profit	21,927	17,386	42,314	33,560
Operating expenses:
Product development (includes share-based compensation expense under SFAS 123(R) of $369, $0, $862 and $0, respectively)	4,617	3,594	8,860	6,736
Sales and marketing (includes share-based compensation expense under SFAS 123(R) of $298, $0, $746 and $0, respectively)	7,033	4,012	13,407	8,439
General and administrative (includes share-based compensation expense under SFAS 123(R) of $313, $0, $737 and $0, respectively)	3,199	2,409	6,275	4,899
Amortization of intangible assets	509	474	1,018	930

Total operating expenses	15,358	10,489	29,560	21,004

Operating profit	6,569	6,897	12,754	12,556
Other income (expenses)	711	(92)	643	(262)
Interest income	787	555	1,316	1,128

Income before income tax expense	8,067	7,360	14,713	13,422
Income tax expense	(303)	(50)	(746)	(112)

Income from continuing operations	7,764	7,310	13,967	13,310
Loss from discontinued e-commerce operations (Note 1)	(592)	(210)	(757)	(496)

Net income	$7,172	$7,100	$13,210	$12,814

Basic net income per share (Note 5)	$0.19	$0.20	$0.36	$0.36

Shares used in computing basic net income per share	36,943	36,015	36,856	36,093

Diluted net income per share (Note 5)	$0.19	$0.18	$0.34	$0.33

Shares used in computing diluted net income per share	39,474	39,596	39,430	39,764

Effective from January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (or SFAS 123(R)), which requires all share-based awards to employees and directors to be recognized in the financial statements based on their grant date fair values. Net income for the three and six months ended June 30, 2006 included share-based compensation expense under SFAS 123(R) of $1.3 million and $3.0 million, respectively. Please refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$13,210	$12,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,664	2,395
Amortization of intangible assets and other assets	2,041	1,730
Provision for allowance for doubtful accounts	756	640
Share-based compensation expense due to the implementation of SFAS 123(R)	3,002	—
Gains on early redemption of zero coupon convertible senior notes	(793)	—
Others	208	51
Changes in assets and liabilities:
Accounts receivable	(4,932)	(2,233)
Prepaid and other current assets	(58)	794
Accounts payable	(262)	(631)
Accrued liabilities	(181)	(4,033)

Net cash provided by operating activities	15,655	11,527
Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	—	3,149
Purchase of fixed assets	(3,711)	(5,501)
Purchase of other assets	(854)	(304)
Acquisitions, net of cash acquired	(306)	(10,182)

Net cash used in investing activities	(4,871)	(12,838)
Cash flows from financing activities:
Repurchase of common stock	—	(13,847)
Early redemption of zero coupon convertible senior notes	(14,062)	—
Issuance of common stock	2,424	1,892

Net cash used in financing activities	(11,638)	(11,955)
Effect of exchange rate change on cash and cash equivalents	781	—

Net decrease in cash and cash equivalents	(73)	(13,266)
Cash and cash equivalents at beginning of period	119,091	122,384

Cash and cash equivalents at end of period	$119,018	$109,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Common stock:
Balance, beginning of period	$40	$38
Issuance of common stock	—	1

Balance, end of period	40	39

Additional paid-in capital:
Balance, beginning of period	148,780	145,481
Issuance of common stock	2,423	1,891
Tax benefit from stock options	—	93
Compensatory stock options	3,002	—

Balance, end of period	154,205	147,465

Treasury stock:
Balance, beginning of period	(39,686)	(25,839)
Repurchase of common stock	—	(13,847)

Balance, end of period	(39,686)	(39,686)

Deferred compensation:
Balance, beginning of period	—	(2)
Compensatory stock options	—	2

Balance, end of period	—	—

Accumulated other comprehensive income:
Balance, beginning of period	2,126	14
Net unrealized gains (losses) on marketable debt securities	10	(74)
Foreign currency translation adjustment	995	(5)

Balance, end of period	3,131	(65)

Retained earnings (accumulated deficit):
Balance, beginning of period	18,588	(11,193)
Net income	13,210	12,814

Balance, end of period	31,798	1,621

Total stockholders’ equity	$149,488	$109,374

Comprehensive income:
Net income	$13,210	$12,814
Other comprehensive income:
Net unrealized gains (losses) on marketable debt securities	10	(74)
Foreign currency translation adjustment	995	(5)

Total comprehensive income	$14,215	$12,735

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	36,680	36,537
Issuance of common stock	326	584
Repurchase of common stock	—	(886)

Balance, end of period	37,006	36,235

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

The Company and its variable interest entities (or VIEs) primarily offer content, brand advertising, sponsored search, wireless and online game services through the Company’s Internet sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.17173.com, www.focus.cn, www.goodfeel.com.cn and www.go2map.com. The Company markets its products and services to consumers and businesses primarily in the PRC.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Discontinuance of E-commerce Operation

The Company discontinued its e-commerce platform of physical consumer goods on June 20, 2006, in order to focus on profitable segments. As a result of the disposal, the e-commerce business is accounted for as a discontinued operation. Accordingly, the Company’s statements of operations separate the discontinued operation for all periods presented. For the three and six months ended June 30, 2006, revenues from e-commerce operation amounted to $37,000 and $875,000, respectively, as compared to $841,000 and $2.1 million during the three and six months ended June 30, 2005. For the three and six months ended June 30, 2006, net loss from e-commerce operation amounted to $592,000 and $757,000, respectively, as compared to $210,000 and $496,000 during the three and six months ended June 30, 2005.

At the discontinuance of e-commerce operation, the Company had performed a specific review on all the assets related to e-commerce segment, and provided full provisions for doubtful receivables and the entire inventory balances. As the fixed assets previously used by the e-commerce operation could generally be used by other segments, we did not dispose significant fixed assets nor provide impairment on the fixed assets.

Accounting Policies on Share-based Payments Effective from January 1, 2006

Effective from January 1, 2006, the Company adopted SFAS 123(R), which requires all share-based awards to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted before the adoption of SFAS 123(R) whose related requisite services had not been provided,

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and to awards which were subsequently modified or cancelled. In March 2005, the Securities and Exchange Commission (or SEC) issued Staff Accounting Bulletin No. 107 (or SAB 107) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to January 1, 2006, the Company accounted for share-based payments in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (or APB 25), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (or SFAS 123). In general, compensation cost under APB 25 was recognized based on the difference, if any, between the estimated fair value of the common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Pro forma information was disclosed to illustrate the effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the reporting periods.

Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of option granted to employees and directors. Under the transition provisions of SFAS 123(R), the Company recognizes compensation expense on options granted prior to the adoption of SFAS 123(R) on an accelerated basis over the requisite service period, which is consistent with the methods the Company adopted when preparing pro forma information under SFAS 123. Under SFAS 123(R), the number of share-based awards for which the service is not expected to be rendered for the requisite period should be estimated, and the related compensation cost not recorded for that number of awards. For pro forma disclosure under SFAS 123, the effect of forfeitures was accounted for only as the forfeitures occurred. The Company applied the modified prospective transition method, and therefore has not restated prior periods’ results. There were no options or other share-based awards granted during the six months ended June 30, 2006.

Reclassification

In January 2006, the Company reclassified software and domain names from other assets to intangible assets for better presentation. To conform with the current period presentation, the relevant amounts as of December 31, 2005 have been reclassified. Such reclassification has increased the net balance of intangible assets and decreased the net balance of other assets as of December 31, 2005 by $3.0 million.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operated in four principal segments during the six months ended June 30, 2006: brand advertising, sponsored search, wireless and e-commerce. In June 2006, the Company had terminated its e-commerce business. Accordingly, the results of operations for e-commerce have been reclassified as loss from discontinued operation for all periods presented.

In years prior to 2005, the Company had included all of its Website operating cost in cost of revenues of brand advertising. In July 2005, in order to improve measurement of the performance of each segment, the Company began allocating Website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, the Company reclassified the cost of revenues amongst each segment for the previous period presented to conform with the current period classification. The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless and other segments as management does not use this information to measure the performance of the operating segments. Management does not consider share-based compensation for their segment reporting as shown in the tables, as such information does not impact the decisions on resource allocation and segment performance evaluation.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present summary information by segment (in thousands):

	For the three months ended June 30, 2006
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$19,304	$3,526	$8,994	$2,250	$34,074
Segment cost of revenues	(5,346)	(1,225)	(4,464)	(821)	(11,856)

Segment gross profit	$13,958	$2,301	$4,530	$1,429	22,218

Share-based compensation expense under SFAS 123(R)					(291)

Gross Profit					$21,927

	For the three months ended June 30, 2005
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$13,859	$3,105	$6,360	$1,714	$25,038
Segment cost of revenues	(3,407)	(699)	(2,871)	(675)	(7,652)

Segment gross profit	$10,452	$2,406	$3,489	$1,039	$17,386

	For the six months ended June 30, 2006
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$35,979	$6,976	$17,003	$4,530	$64,488
Segment cost of revenues	(9,338)	(2,295)	(8,276)	(1,608)	(21,517)

Segment gross profit	$26,641	$4,681	$8,727	$2,922	42,971

Share-based compensation expense under SFAS 123(R)					(657)

Gross Profit					$42,314

	For the six months ended June 30, 2005
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$25,983	$5,836	$12,319	$3,360	$47,498
Segment cost of revenues	(6,217)	(1,180)	(5,193)	(1,348)	(13,938)

Segment gross profit	$19,766	$4,656	$7,126	$2,012	$33,560

*	Revenues of Go2Map since May 31, 2005, the date of acquisition, mainly comprising sales of software and provision of application services, are included in others.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. OTHER INCOME (EXPENSES)

The following table summarizes the Company’s other income (expenses) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Gains on early redemption of zero coupon convertible senior notes*	$793	$—	$793	$—
Amortization of offering costs for zero coupon convertible senior notes	(134)	(187)	(289)	(374)
Shares of profits from investment in an associate	42	25	80	42
Others	10	70	59	70

	$711	$(92)	$643	$(262)

*	During the three months ended June 30, 2006, the Company made an early redemption of zero coupon convertible senior notes with face value of $15.0 million at a discount, resulting in a gain of $793,000.

4. INCOME TAX EXPENSE

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 17.5% and certain subsidiaries are subject to taxes in China as disclosed below. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction, at the rate of 7.5%, for the subsequent three years and 15% thereafter.

Starting from January 1, 2006, most operations of the Company in the PRC have finished their tax exemption periods, and therefore are subject to a 7.5% PRC income tax rate. Total PRC income tax expense for the three and six months ended June 30, 2006 amounted to $303,000 and $762,000, respectively, as compared to $7,000 and $13,000 for the corresponding three and six month periods in 2005.

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

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$7,764	$7,310	$13,967	$13,310
Loss from discontinued e-commerce operations	(592)	(210)	(757)	(496)

Net income	7,172	7,100	13,210	12,814

Effect of dilutive securities:
Amortization of offering costs for zero coupon convertible senior notes	134	187	289	374

Net income adjusted for dilutive securities	$7,306	$7,287	$13,499	$13,188

Denominator:
Weighted average basic common shares outstanding	36,943	36,015	36,856	36,093
Effect of dilutive securities:
Stock options	1,081	1,570	1,013	1,660
Zero coupon convertible senior notes	1,450	2,011	1,561	2,011

Weighted average diluted common shares outstanding	39,474	39,596	39,430	39,764

Basic income per share from continuing operations	$0.21	$0.20	$0.38	$0.37
Basic loss per share from discontinued e-commerce operations	(0.02)	(0.00)	(0.02)	(0.01)

Basic net income per share	$0.19	$0.20	$0.36	$0.36

Diluted income per share from continuing operations	$0.20	$0.19	$0.36	$0.34
Diluted loss per share from discontinued e-commerce operations	(0.01)	(0.01)	(0.02)	(0.01)

Diluted net income per share	$0.19	$0.18	$0.34	$0.33

6. SHARE-BASED COMPENSATION EXPENSE

The Company’s 2000 Stock Incentive Plan provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of June 30, 2006, 1,471,383 shares were available for grant under the plan.

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

Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of options granted. Under the transition provisions of SFAS 123(R), the Company recognizes compensation

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

expense on options granted prior to SFAS 123(R) on an accelerated basis over the vesting period of the underlying options, generally ranging from one to four years. Risk free interest rates are decided based on the yield to maturity of US government bonds as at the respective dates of grant of options. Expected life is the number of years that the Company estimates, based primarily on the history, using the “plain-vanilla” method, that options will be outstanding prior to settlement. Volatility is measured using historical daily price changes of the Company’s stock over the respective expected life of the options. Forfeiture rate is estimated based on historical forfeiture patterns and adjusted in accordance with our expectation for the future. There were no options or other share-based awards granted during the six months ended June 30, 2006.

Estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

A summary of option activity under the plan as of June 30, 2006, and changes during the six month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,585,858	$14.44	7.99
Granted	—	—	—
Exercised	(325,860)	7.44	—
Forfeited or expired	(206,634)	18.29	—

Outstanding at June 30, 2006	3,053,364	14.92	7.56	$34,649

Vested and expected to vest at June 30, 2006*	2,639,773	14.56	7.40	$31,086

Exercisable at June 30, 2006	1,687,171	12.43	6.75	$23,630

*	These are options outstanding as of June 30, 2006 that are already vested and expected to vest in the future.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $25.79 as of June 30, 2006.

The total intrinsic value of options exercised during the six month period ended June 30, 2006 was $5.3 million.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding as of June 30, 2006			Options Exercisable as of June 30, 2006
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.86 - $1.18	374,471	5.14	$0.96	371,181	$0.96
$1.37 - $1.81	39,666	6.05	1.44	34,765	1.43
$2.27	59,000	6.31	2.27	52,402	2.27
$3.846	70,841	3.43	3.85	70,841	3.85
$5.875 - $7.64	303,636	5.89	7.18	271,090	7.13
$8.39	37,500	6.53	8.39	18,750	8.39
$13 - $16.84	413,082	7.88	16.15	183,608	15.9
$17 - $22.86	1,365,433	8.86	17.91	425,071	17.9
$23.17 - $34.51	389,735	7.45	28.55	259,463	29.11

	3,053,364			1,687,171

The effects of application of SFAS 123(R) on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 are summarized as follows (in thousands, except per share data):

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Decrease in net income from continuing operations	$1,271	$3,002
Decrease in income before income tax expense	1,271	3,002
Decrease in net income	1,271	3,002
Decrease in basic net income per share	0.04	0.08
Decrease in diluted net income per share	0.03	0.08

During the three and six months ended June 30, 2006, the adoption of SFAS 123(R) did not result in any impact on the cash flows from operating activities, investing activities and financing activities.

As of June 30, 2006, there was $5.9 million of total unrecognized compensation cost related to share-based awards for which services had not been provided. That cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of options expensed during the three months ended June 30, 2006 was $1.3 million.

There were no capitalized share-based compensation costs during the three and six months ended June 30, 2006 and 2005.

During the three and six months ended June 30, 2006, total cash received from the exercise of stock options amounted to $1.4 million and $2.4 million, respectively.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pro Forma Information under SFAS 123 for Prior Period

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123, using the Black-Scholes option pricing model, to share-based employee compensation for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported:	$7,100	$12,814
Add: Share-based compensation expense included in reported net income under APB 25	—	2
Deduct: Share-based compensation expense determined under fair value based method under SFAS 123	(2,113)	(2,893)

Pro forma net income	$4,987	$9,923

Basic net income per share:
As reported	$0.20	$0.36

Pro forma	$0.14	$0.27

Diluted net income per share:
As reported	$0.18	$0.33

Pro forma	$0.13	$0.26

The fair value of each option granted during the six months ended June 30, 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30, 2005
Risk-free interest rate	2.70%
Expected life (in years)	2.42
Expected dividend yield	—
Volatility	92%

7. VIEs

FIN 46R “Consolidation of Variable Interest Entities” requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To satisfy PRC laws and regulations, the Company conducts its Internet information, wireless and certain other businesses in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (or Dr. Zhang), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Company. Capital for the VIEs is funded by the Company through loans provided to Dr. Zhang and the employees, and is initially recorded as loans to related parties. These loans are eliminated for accounting purposes with the capital of VIEs during consolidation.

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of June 30, 2006, the amount aggregate of these loans was $9.8 million.

The following is a summary of the VIEs of the Company:

a) Beijing Sohu

Beijing Sohu Online Network Information Services, Ltd (or Beijing Sohu) was incorporated in the PRC in 1998 and engages in Internet information and wireless services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Originally, Dr. Zhang and He Jinmei held 80% and 20% interests in Beijing Sohu, respectively. He Jinmei transferred all of her shares in Beijing Sohu to High Century in June 2005. As a result, Dr. Zhang and High Century hold 80% and 20% interests in Beijing Sohu, respectively.

b) High Century

Beijing Century High Tech Investment Co., Ltd. (or High Century) was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Li Wei, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

c) Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment), formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd (or Hengda) was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1,210,000. Originally, High Century and Li Wei held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further satisfy PRC regulations, High Century and Li Wei transferred their interests in Sohu Entertainment to Wang Xin and Wang Jianjun, each of whom is an employee of the Company. As a result, Wang Xin and Wang Jianjun hold 80% and 20% interests in Sohu Entertainment, respectively.

d) Sohu Internet

Beijing Sohu Internet Information Service Co. Ltd. (or Sohu Internet) was incorporated in the PRC in 2003 and engages in Internet information, wireless and advertising services in the PRC on behalf of the Company. The original registered capital was $605,000, and High Century and He Jinmei held 80% and 20% interests in Sohu Internet, respectively. In December 2003, Sohu Entertainment made a $605,000 investment in Sohu Internet. In April 2005, He Jinmei transferred all her interests in Sohu Internet to High Century, and High Century made a $1,208,000 additional investment in Sohu Internet. As a result, the registered capital is now $2,418,000, with High Century and Sohu Entertainment holding 75% and 25% interests, respectively.

e) Goodfeel

Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel) was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. The registered capital of Goodfeel is

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Pursuant to FIN 46R, Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements.

As of June 30, 2006, the above VIEs have aggregate accumulated net profits of approximately $4.4 million which have been reflected in the consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions during the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Accounting Captions	Three Months Ended June 30,		Six Months Ended June 30,
			2006	2005	2006	2005
Qingfan, a company controlled by Dr Zhang’s brother	Delivery service provided by Qingfan	Cost of revenues	$9	$33	$27	$64
An investee of the Company	Amortization of licensing fee	Product development expenses	26	25	52	50
	Revenue sharing	Cost of revenues	435	296	881	580

9. COMMITMENTS AND CONTINGENCIES

The Company’s China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology) and Sogou Information enjoy tax benefits which are available to “new technology enterprises”. The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the status of a new technology enterprise. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction, at the rate of 7.5%, for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2003 to 2005, 7.5% in 2006 to 2008 and 15% thereafter. Sogou Information was incorporated in 2005 and Sogou Technology was incorporated in 2006 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2006 to 2008, 7.5% in 2009 to 2011 and 15% thereafter. To be considered a “new technology enterprise” under current PRC law, a company must: (i) operate in the high-tech industry (which includes the information technology industry); (ii) be incorporated and operate in Beijing Zhongguancun Science Park; (iii) receive 60% of its revenue from high-tech products or services; and (iv) have at least 20% of its employees involved in technology development. New technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era, Sohu Internet, Sogou Technology and Sogou Information did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, wireless and online game services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place or are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunication, information and media. Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company had entered in certain sponsorship agreements, under which the Company is obliged to provide advertising services and Website construction, operation and maintenance services to third parties during the contract periods.

During the six months ended June 30, 2006, Sohu Internet entered into an agreement and committed to invest $1.2 million in a newly established China-based investment holding company. The registered capital of the investee is $62 million. After the investment, Sohu Internet will hold 2% of equity interests in the investee.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.

11. SUBSEQUENT EVENTS

In October 2005, the board of directors approved the Company’s repurchase of outstanding shares of its common stock from the open market, on an opportunistic basis, up to $15 million. As of August 1, 2006, the Company had repurchased a total of 690,581 shares, fully utilizing the $15 million available under this initial program. On July 25, 2006, the board of directors approved an additional $15 million stock repurchase program.

In July 2006, the Company granted approximately 420,000 restricted stock units to its employees and directors under the 2000 Stock Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu New Media) and our VIEs Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd, or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd (or Feng Yang Tian Lang), and Beijing Sogou Information Services Co., Ltd. (or Sogou Information) and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading online media, search and mobile value-added services company providing comprehensive online products and services to consumers and businesses in China, through our comprehensive matrices of web properties, consisting of the mass portal and leading online media destination www.sohu.com; interactive search engine www.sogou.com; the leading online alumni club www.chinaren.com; the leading games information portal www.17173.com; one of the top real estate Websites www.focus.cn; the wireless value-added services provider www.goodfeel.com.cn; and a leading online mapping service Website www.go2map.com. We offer our user community very broad choices regarding information, entertainment, communication and wireless. We derive revenues primarily through the sale of brand advertising, sponsored search, wireless and online game services. We also sponsor major events to further enhance our viewership and create a positive branding impact.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name sohu.com. In September 1999, we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu New Media and our VIEs, Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, valuation allowance against deferred tax assets, assessment of impairment for goodwill and other intangible assets and determination of share-based compensation expense represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Advertising Revenues

Advertising revenues include revenue from brand advertising and sponsored search services, after deducting agent rebates and applicable business tax. No revenues from advertising-for-advertising barter transactions were recognized.

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

Sponsorship contracts may include services similar to those in our advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on our Websites, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premiere placements. Sponsorship advertisement revenues are normally recognized on a straight-line basis over the contract period, provided we are meeting our obligations under the contract.

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium size enterprises, sponsored search services mainly include priority placements in our search directory, listing in our classified advertisements section and pay-for-click services consisting of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide the priority placements services and listing in our classified advertisements section for a fixed fee over the service period of the contracts. Revenues on priority placements and listing in our classified advertisements section are normally recognized on a straight-line basis over the contract period provided we are meeting our obligation under the contract. Pay-for-click services of displaying the text-based links to our advertisers’ Websites are charged on a cost per click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues from the pay-for-click services are recognized as the users click on the links.

Material differences could result in the amount and timing of our advertising revenue for any period if management made different judgments or utilized different estimates.

Non-Advertising Revenues

Non-advertising revenues include revenues principally from wireless and online game services.

Wireless revenues are derived from providing short messaging services (or SMS), Wireless Application Protocol (or WAP), multi-media messaging services (or MMS), Ring Back Tone (or RBT), and interactive voice response (or IVR), mainly consisting of news, weather forecast, chatting, entertainment information, ring tones and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 90 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $535,000 (gross margin underestimate of $326,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate per an operator’s statement and our internal records could result in material differences in the amount and timing of our revenue and non-advertising cost of revenue for any period. For the three months ended June 30, 2006, 87% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, principally whether Sohu is acting as the principal in offering services to the customer or whether Sohu is acting as an agent in the transaction. To the extent Sohu is acting as a principal in a transaction, Sohu reports as revenue the payments received on a gross basis, and reports as costs of revenue the amounts attributable to services provided by mobile network operators and other vendors. To the extent Sohu is acting as an agent in a transaction, Sohu reports on a net basis reporting as revenue the payments received less commission and other payments to third parties. The determination of whether Sohu is serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

Based on our assessment, the majority of our wireless revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the wireless services. The content and nature of the wireless services are designed and developed by us (either independently or with third parties) and originate from our Websites, our links located on third parties’ Websites, or one of our dedicated phone numbers. The mobile network operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customer purchases the wireless content, community access or value-added services, such as news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads that Sohu provides. The end customer receives identical services from us regardless of which mobile network operator is used to deliver the message. In addition, we provide customer services to the end customers directly and we could be requested by the mobile network operators to assume the credit risk if the operators are not able to collect fees from the end customers. Sohu has determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile network operators set maximum prices that Sohu can charge and that the mobile network operators also have the right to set requirements and procedures associated with using their platform. However, Sohu has determined that the gross revenue reporting indicators are stronger, because Sohu is the primary obligor, adds value to the products, has inventory risk related to content and products, and has reasonable pricing latitude.

To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as costs or expenses so that the net amount (gross revenues, less costs and expenses) flows through to operating income. Accordingly, the impact on operating income is the same whether Sohu records the revenue on a gross or net basis.

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flow, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollars, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of June 30, 2006 and December 31, 2005 was a gain of $3.4 million and $2.4 million, respectively.

Allowance for Doubtful Accounts Receivables

Our management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivables, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $25.6 million, net of allowance for doubtful accounts of $1.9 million as of June 30, 2006. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Allowance for Deferred Tax Assets

As of June 30, 2006, the majority of our deferred tax assets are related to net operating losses that would apply to United States income taxes. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from net operating losses will not be realized. The remaining deferred tax assets are related to China-based subsidiaries and VIEs, resulting from net operating losses and temporary differences between accounting basis and tax basis. We believe that it is more likely than not that the balance will not be realized. We have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of June 30, 2006, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise computer equipment, office furniture and equipment, vehicles and leasehold improvement, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include the offering costs of the zero coupon convertible senior notes and rental deposits. We amortize the offering costs of the zero coupon convertible senior notes over a period of four years. Management judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management to commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of June 30, 2006, we were not aware of any indication of impairment of our intangible assets, fixed assets and other assets.

Share-Based Compensation

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

As of January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. The fair value of the options granted before January 1, 2006 is determined based on the Black-Scholes valuation model, which is consistent with the valuation techniques utilized when we prepared pro forma information under SFAS 123. Such fair value of the options is recognized as share-based payments over the requisite service period, net of estimated forfeitures on an accelerated basis under SFAS 123(R). There were no options or other share-based awards granted during the six months ended June 30, 2006.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Demonstrating our full dedication to our core business of brand advertising and sponsored search, on June 20, 2006, we had discontinued our unprofitable e-commerce business. As a result of the disposal, the e-commerce business is accounted for as a discontinued operation. Accordingly, our income statement separates the discontinued operation for all periods presented.

REVENUES

Total revenues were $34.1 million and $64.5 million for the three and six months ended June 30, 2006, respectively, as compared to $25.0 million and $47.5 million for the corresponding periods in 2005.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $22.8 million and $43.0 million, or 67% of total revenues for both the three and six months ended June 30, 2006, as compared to $17.0 million and $31.8 million, or 68% and 67% of total revenues for the corresponding periods in 2005. For the three and six months ended June 30, 2006, advertising revenues consisted of revenues from brand advertising of $19.3 million and $36.0 million, and revenues from sponsored search of $3.5 million and $7.0 million. For the three and six months ended June 30, 2005, advertising revenues consisted of revenues from brand advertising of $13.9 million and $26.0 million, and revenues from sponsored search of $3.1 million and $5.8 million.

Brand advertising. Brand advertising revenues increased by $5.4 million to $19.3 million for the three months ended June 30, 2006 and increased by $10.0 million to $36.0 million for the six months ended June 30, 2006 as compared to the corresponding three and six month periods in 2005. The increase of $5.4 million for the three months ended June 30, 2006 from the corresponding period in 2005 consisted of: (i) a $6.9 million increase from advertisers who advertised with us during the three months ended June 30, 2006 but did not advertise on our Website during the three months ended June 30, 2005; (ii) a $4.7 million increase in revenues from the advertisers who advertised with us in the three months ended June 30, 2005 and continued to do so in the three months ended June 30, 2006; and were offset by (iii) a $6.2 million decrease in revenues as some of the advertisers who advertised with us during the three months ended June 30, 2005 did not advertise on our Website during the three months ended June 30, 2006. The increase of $10.0 million for the six months ended June 30, 2006 from the corresponding period in 2005 consisted of: (i) a $11.0 million increase from advertisers who advertised with us during the six months ended June 30, 2006 but did not advertise on our Website during the six months ended June 30, 2005; (ii) a $8.3 million increase in revenues from the advertisers who advertised with us in the six months ended June 30, 2005 and continued to do so in the six months ended June 30, 2006; and were offset by (iii) a $9.3 million decrease in revenues as some of the advertisers who advertised with us during the six months ended June 30, 2005 did not advertise on our Website during the six months ended June 30, 2006. No single customer accounted for more than 10% of total brand advertising revenues for each of the three and six months ended June 30, 2006 and 2005. As of June 30, 2006 and 2005, we had $1.2 million and $0.9 million of receipt in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the three and six months ended June 30, 2006, we recorded brand advertising revenues of approximately $0 and $40,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. For the three and six months ended June 30, 2005, we recorded brand advertising revenues of approximately $204,000 and $396,000, respectively. Those advertising services are provided pursuant to a three-year advertising framework agreement expiring in November 2006. Fujian Tian Qing was the previous owner of 17173.com Website prior to our acquisition of 17173.com.

We expect brand advertising revenues to increase in the third quarter of 2006 as compared to the second quarter of 2006.

Sponsored search. Sponsored search services revenues increased by $0.4 million to $3.5 million for the three months ended June 30, 2006 and increased by $1.2 million to $7.0 million for the six months ended June 30, 2006, as compared to the corresponding three and six month periods in 2005. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide priority placement services and listings in our classified advertisement section for a fixed fee over a period. Pay-for-click services displaying the text-based links to our advertiser’s Websites charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link on our Websites or on our Website Alliance network. The priority of the display of text-based links is based on the bidding price of different advertisers. For the three and six months ended June 30, 2006, revenues from priority placement services and our classified advertisement section amounted to $2.5 million and $5.0 million, being flat from the corresponding three month period in 2005 and a 11% increase over the corresponding six month period in 2005, respectively. For the three and six months ended June 30, 2006, revenues from pay-for-click services amounted to $1.0 million and $2.0 million, respectively, representing a 43% and 54% increase from the corresponding periods of 2005. Revenues from pay-for-click services accounted for approximately 30% of the total sponsored search revenues for both the three and six month periods ended June 30, 2006 as compared to 23% for the corresponding periods in 2005. The increase in revenues from pay-for-click services mainly resulted from an increase in the number of sponsored links, a higher average price per click-through, and an increase in the clicks of the sponsored links due to increased traffic and expansion of Website Alliance network.

We expect sponsored search revenues to be flat or up slightly in the third quarter of 2006 as compared to the second quarter of 2006.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless and other services.

Non-advertising revenues were $11.2 million and $21.5 million or 33% of total revenues for both the three and six months ended June 30, 2006, as compared to $8.1 million and $15.7 million, or 32% and 33% of total revenues for the corresponding three and six month periods in 2005. For the three and six months ended June 30, 2006, non-advertising revenues consisted of wireless revenues of $9.0 million and $17.0 million, and from other services of $2.2 million and $4.5 million, respectively. For the three and six months ended June 30, 2005, non-advertising revenues consisted of revenues from wireless of $6.4 million and $12.3 million, and from other services of $1.7 million and $3.4 million, respectively.

Wireless. Our wireless revenues include SMS, WAP, MMS, RBT and IVR services. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the six months ended June 30, 2006, we normally charge monthly fees ranging from $0.062 to $3.747 and per message/download fees ranging from approximately $0.006 to $0.500.

For the three months ended June 30, 2006, our wireless revenues increased by $2.6 million to $9.0 million as compared to $6.4 million for the three months ended June 30, 2005, primarily due to an increase of $1.9 million in SMS revenues and $1.2 million in WAP, MMS and RBT revenues. This increase was partially offset by a decrease of $0.5 million in IVR revenues. For the six months ended June 30, 2006, our wireless revenues increased by $4.7 million to $17.0 million as compared to $12.3 million for the six months ended June 30, 2005, primarily due to an increase of $3.3 million in SMS revenues and $2.2 million in WAP, MMS and RBT revenues. This increase was partially offset by a decrease of $0.8 million in IVR revenues. The increase in SMS revenues was primarily due to further cooperation with mobile network operators, and the increase in WAP and RBT revenues was the result of our product enhancement and improvement of our ranking in Monternet. The increase in MMS revenues resulted from the resumption of our MMS revenues services by China Mobile Communications Corporation (or CMCC) beginning on August 1, 2005. The decrease in IVR revenues was mainly due to our limited marketing activities for this product.

In early July 2006, the two major mobile network operators in China, CMCC and Unicom Corporation Limited (or Unicom), introduced new policies on wireless value added services, including extension of trial periods and double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscription to monthly subscriptions. For the three months ended June 30, 2006, wireless revenue from CMCC amounted to $4.6 million, out of which about $1.6 million is related to services and products which are affected by the new policies. Similarly, wireless revenue from Unicom amounted to $4.0 million, out of which $2.1 million can be expected to be affected. Without any additional measure or changes in policies and regulations, we expect such new policies will reduce our wireless revenues by $1.5 million to $2.5 million per quarter for the third and fourth quarter of 2006.

Others. Our other services consist primarily of online game services and design of Website for third parties. On May 31, 2005, we completed the acquisition of Go2Map. We have included in revenues the sales of software and applications service provider (or ASP) services of $110,000 and $250,000 for the three and six months ended June 30, 2006 related to Go2Map, as compared to $201,000 for the period from May 31, 2005 to June 30, 2005.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues were $12.1 million and $22.2 million for the three and six months ended June 30, 2006, respectively, as compared to $7.7 million and $13.9 million for the corresponding three and six month periods in 2005.

Advertising Cost of Revenues

Advertising cost of revenues increased by $2.8 million to $6.9 million for the three months ended June 30, 2006 as compared to the corresponding period in 2005, and increased by $4.9 million to $12.3 million for the six months ended June 30, 2006 as compared to the corresponding period in 2005.

Brand advertising. Brand advertising cost of revenues includes personnel costs and personnel overheads relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Brand advertising cost of revenues was $5.6 million and $9.9 million for the three and six months ended June 30, 2006, respectively, as compared to $3.4 million and $6.2 million for the corresponding three and six month periods in 2005. The increase of $2.2 million for the three months ended June 30, 2006 from the corresponding period in 2005 consisted of a $765,000 increase in content purchases, a $449,000 increase in bandwidth leasing costs due to the requirement of the expanded business, a $315,000 increase in personnel expense, a $264,000 expense of share-based compensation due to the adoption of SFAS 123(R), a $217,000 increase in office and depreciation expense and a $190,000 increase in payments to our business partners. The increase of $3.7 million for the six months ended June 30, 2006 from the corresponding period in 2005 consisted of a $903,000 increase in content purchases, a $725,000 increase in personnel expense, a $719,000 increase in bandwidth leasing costs, a $603,000 expense of share-based compensation due to the adoption of SFAS 123(R), a $452,000 increase in payments to our business partners, and a $298,000 increase in office and depreciation expense. Our brand advertising gross margin for the three and six months ended June 30, 2006 was 71% and 72%, respectively, as compared to 75% and 76% for the corresponding periods in 2005, respectively. Our brand advertising gross margin decreased for the three months and six months ended June 30, 2006 mainly because of the required expensing of share-based compensation cost due to the adoption of SFAS 123(R) starting from January 1, 2006, and more spending on content purchases, personal costs and bandwidth leasing costs.

Sponsored search. Sponsored search cost of revenues consisted primarily of payments to our Website Alliance, data collection costs, personnel costs, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Sponsored search cost of revenues was $1.2 million and $2.3 million for the three and six months ended June 30, 2006, respectively, as compared to $699,000 and $1.2 million for the corresponding three and six month periods in 2005. The increase of $500,000 in sponsored search cost of revenues for the three months ended June 30, 2006 as compared to the corresponding period in 2005 resulted from an increase of $282,000 in relevant depreciation and bandwidth leasing costs, an increase of $148,000 in payment to Website Alliances, the expensing of share-based compensation cost of $22,000 due to the adoption of SFAS 123(R) and an increase of $48,000 in other expenses. The increase of $1.1 million in sponsored search cost of revenues for the six months ended June 30, 2006 as compared to the corresponding period in 2005 resulted from an increase of $535,000 in relevant depreciation and bandwidth leasing costs, an increase of $366,000 in payment to Website Alliances, the expensing of share-based compensation cost of $44,000 due to the adoption of SFAS 123(R) and an increase of $155,000 in other expenses. Our sponsored search gross margin for the three and six months ended June 30, 2006 was 65% and 66%, respectively, as compared to 77% and 80% for the corresponding periods in 2005, respectively. Our sponsored search gross margin decreased for the three months and six months ended June 30, 2006 mainly due to increased server depreciation and bandwidth leasing costs.

Non-advertising Cost of Revenues

Non-advertising cost of revenues were $5.3 million and $9.9 million for the three and six months ended June 30, 2006, respectively, as compared to $3.5 million and $6.5 million for the corresponding three and six month periods in 2005.

Wireless. Wireless cost of revenues increased by $1.6 million to $4.5 million for the three months ended June 30, 2006, and increased by $3.1 million to $8.3 million for the six months ended June 30, 2006, as compared to the corresponding three and six month periods in 2005. Wireless cost of revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations for the breach of certain provisions of agreements with mobile network operations, fees or royalties paid to third party content providers for services and content associated with our wireless services, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Our wireless gross margins were 50% and 51% for the three and six months ended June 30, 2006, respectively, as compared to 55% and 58% for the corresponding periods in 2005. Wireless gross margin for the six months ended June 30, 2006 decreased compared to the corresponding period in 2005 primarily because of the reduced price ceiling set by a mobile network operator on SMS fees and increased wireless content expenses.

Others. Cost of revenues for other services, was $826,000 and $1.6 million for the three and six months ended June 30, 2006, respectively, as compared to $675,000 and $1.3 million for the corresponding three and six month periods in 2005. Cost of revenues for other services mainly consists of payments to game developers. Following the acquisition of Go2Map, cost of other revenues also includes personnel and other expenses in connection with sale of software business and provision of ASP services. For the three and six months ended June 30, 2006, the cost of sales of software and provision of ASP services was $105,000 and $176,000, respectively, as compared to $44,000 for the period from May 31, 2005, the acquisition date of Go2Map, to June 30, 2005.

Product Development Expenses

Product development expenses increased by $1.0 million to $4.6 million for the three months ended June 30, 2006, and increased by $2.2 million to $8.9 million for the six months ended June 30, 2006, as compared to the corresponding three and six month periods in 2005. The increase for the three months ended June 30, 2006 from the corresponding period in 2005 was due to a $888,000 increase in personnel expenses resulting from an increase in headcount and salary increment and $369,000 of the required expensing of share-based compensation cost under SFAS 123(R), which amounts were offset by a decrease in other expenses of $257,000. The increase for the six months ended June 30, 2006 from corresponding period in 2005 was primarily due to a $1.5 million increase in personnel expenses resulted from an increase in headcount and salary increment and $863,000 of the required expensing of share-based compensation cost under SFAS 123(R), which amounts were offset by a $163,000 decrease in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.0 million to $7.0 million for the three months ended June 30, 2006, and increased by $5.0 million to $13.4 million for the six months ended June 30, 2006, as compared to the corresponding three and six month periods in 2005. The increase for the three months ended June 30, 2006 from the corresponding period in 2005 was primarily due to a $1.2 million increase in advertising and promotion expense, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category and our exclusive rights to provide 2006 FIFA World Cup online video content, a $540,000 increase in personnel expenses resulted from increases in headcount and salary increment, a $422,000 increase in bad debt expense, $298,000 of the required expensing of share-based compensation cost under SFAS 123(R), a $241,000 increase in depreciation and facilities expenses, a $151,000 increase in traveling and entertainment expenses, and a $148,000 increase in other expenses. The increase for the six months ended June 30, 2006 from corresponding period in 2005 primarily consisted of a $2.1 million increase in advertising and promotion which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category and our exclusive rights to provide 2006 FIFA World Cup online video content, a $1.2 million increase in personnel expenses resulted from increases in headcount and salary increment, $746,000 of the required expensing of share-based compensation cost under SFAS 123(R), a $455,000 increase in depreciation and facilities expenses, a $271,000 increase in traveling and entertainment expenses and a $228,000 increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million to $3.2 million for the three months ended June 30, 2006, and increased by $1.4 million to $6.3 million for the six months ended June 30, 2006, as compared to the corresponding three and six month periods in 2005. The increase for the three months ended June 30, 2006 from corresponding period in 2005 was primarily due to a $342,000 increase in personnel expenses, $313,000 of the required expensing of share-based compensation cost under SFAS 123(R) and a

$145,000 increase in other expenses. The increase for the six months ended June 30, 2006 from corresponding period in 2005 was primarily due to a $919,000 increase in personnel expenses, $737,000 of the required expensing of share-based compensation cost under SFAS 123(R) and a $256,000 decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets were $509,000 and $1.0 million for the three and six months ended June 30, 2006, respectively, as compared to $474,000 and $930,000 for the three and six months ended June 30, 2005, which were related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit decreased by $0.3 million to $6.6 million for the three months ended June 30, 2006, and increased by $0.2 million to $12.8 million for the six months ended June 30, 2006, as compared to the corresponding three and six month periods in 2005. The operating profit for the three and six months ended June 30, 2006 included $1.3 million and $3.0 million, respectively, for share-based compensation expense recorded under SFAS 123(R). The operating profit for the three and six months ended June 30, 2005 included $0 and $2,000, respectively, for share-based compensation expense recorded under APB 25.

Other Income (Expenses)

For the three and six months ended June 30, 2006, other income of $711,000 and $643,000 mainly consisted of $793,000 of income from early redemption of zero coupon convertible senior notes. For the three and six months ended June 30, 2005, other expenses of $92,000 and $262,000 mainly consisted of $187,000 and $374,000 of amortization of the offering cost of our zero coupon convertible senior note issued in July 2003.

Interest Income

For the three and six months ended June 30, 2006, interest income was $787,000 and $1.3 million, as compared to $555,000 and $1.1 million for the three and six months ended June 30, 2005, mainly due to the changes in market interest rates.

Income Tax Expense

For the three and six months ended June 30, 2006, income tax expense was $303,000 and $746,000, as compared to $50,000 and $112,000 for the three and six months ended June 30, 2005. The increase was because some of our major operating subsidiaries and VIEs are now subject to an applicable income tax rate of 7.5% starting from January 1, 2006.

Most of our income is earned in China by Sohu Era, Sohu Internet, Sogou Technology and Sogou Information. As new technology enterprises, Sohu Era and Sohu Internet are exempted from income tax for the years ended December 31, 2003, 2004 and 2005, are subject to a 7.5% tax rate for the years ending December 31, 2006, 2007 and 2008, and are subject to a 15% tax rate for each year thereafter. Sogou Technology and Sogou Information are exempted from income tax for the years ended December 31, 2006, 2007 and 2008, are subject to a 7.5% tax rate for the years ending December 31, 2009, 2010 and 2011, and are subject to a 15% tax rate for each year thereafter. If Sohu Era, Sohu Internet, Sogou Technology and Sogou Information and do not continue to meet the definition of a new technology enterprise or there are changes in the taxation policies of the PRC government, their income would be subject to taxation at the rate of 33%.

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

Income from Continuing Operations

For the three and six months ended June 30, 2006, income from continuing operations was $7.8 million and $14.0 million, as compared to $7.3 million and $13.3 million for the three and six months ended June 30, 2005.

Loss from Discontinued E-commerce Operations

In June 2006, we discontinued our e-commerce business. For the three and six months ended June 30, 2006, loss from discontinued e-commerce operations was $592,000 and $757,000, as compared to $210,000 and $496,000 for the three and six months ended June 30, 2005. The increase of loss from discontinued e-commerce operations is due to additional provisions made for receivables and inventories for e-commerce business when we discontinued the business in June 2006. At the discontinuance of e-commerce operation, we had performed a specific review on all the assets related to e-commerce segment. During the three months ended June 30, 2006, we provided an additional allowance for doubtful receivables amounting to $154,000, and allowance on all inventory balances amounting to $134,000. As the fixed assets previously used by the e-commerce operation could generally be used by other segments, we did not dispose significant fixed assets nor provide impairment on the fixed assets.

Net Income

As a result of the foregoing, we had net income of $7.2 million and $13.2 million for the three and six months ended June 30, 2006, as compared to net income of $7.1 million and $12.8 million for the three and six months ended June 30, 2005. The net income for the three and six months ended June 30, 2006 included $1.3 million and $3.0 million of share-based compensation expense recorded under SFAS 123(R). The net income for the three and six months ended June 30, 2005 included $0 and $2,000 of share-based compensation expense recorded under APB 25.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through private sales of equity securities, the initial public offering of our common stock, a private placement of zero coupon convertible senior notes, and cash provided by operations. From inception through June 30, 2006, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes has been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. During the three months ended June 30, 2006, we have early redeemed a portion of our zero coupon convertible senior notes from the market at a discount for $15,000,000 in aggregate face value. As of June 30, 2006, total face value of outstanding zero coupon convertible senior notes was $59,780,000.

In summary, our cash flows were (in thousands):

	Six months ended June 30,
	2006	2005
Net cash provided by operating activities	$15,655	$11,527
Net cash used in investing activities	(4,871)	(12,838)
Net cash used in financing activities	(11,638)	(11,955)
Effect of exchange rate change on cash and cash equivalents	781	—

Net decrease in cash and cash equivalents	(73)	(13,266)
Cash and cash equivalents at beginning of period	119,091	122,384

Cash and cash equivalents at end of period	$119,018	$109,118

For the six months ended June 30, 2006, net cash provided by operating activities was $15.7 million, and was primarily attributable to our net income of $13.2 million, depreciation and amortization of $4.7 million, share-based compensation of $3.0 million, provision for allowance for doubtful accounts of $756,000, which were offset by gains on early redemption of zero coupon convertible senior notes of $793,000 and net changes in current assets and liabilities of $5.4 million. For the six months ended June 30, 2005, net cash provided by operating activities was $11.5 million, and was primarily attributable to our net income of $12.8 million, depreciation and amortization of $4.1 million, and provision for allowance for doubtful accounts of $640,000, which were offset by net changes in current assets and liabilities of $6.2 million.

For the six months ended June 30, 2006, net cash used in investing activities was $4.9 million, and was primarily attributable to $4.6 million used in purchasing fixed assets and other assets, and $306,000 spent on acquisition. For the six months ended June 30, 2005, net cash used in investing activities was $12.8 million, and was primarily attributable to $9.8 million in cash used in connection with acquisition of Go2Map and $5.8 million in cash used to purchase fixed assets and other assets, which amount was partially offset by $3.1 million received as a result of the maturities of marketable debt securities.

For the six months ended June 30, 2006, net cash used in financing activities was $11.6 million, and was primarily attributable to $14.1 million used in early redemption of zero coupon convertible senior notes partially offset by $2.4 million cash collection from issuance of common stock upon the exercise of options granted under our stock incentive plan. For the six months ended June 30, 2005, net cash used in financing activities was $12.0 million, and was primarily attributable to $13.8 million used for the repurchase of our common stock. This amount was partially offset by $1.9 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan.

As of June 30, 2006, we had cash and cash equivalents of $119.0 million, and investments in marketable debt securities of $13.9 million, totaling approximately $132.9 million as compared to $133.1 million as of December 31, 2005.

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

As a relatively young company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract a larger audience to our matrices of Web properties and proprietary search engines by expanding the type and technical sophistication of the content and services we offer;

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our sponsored search, wireless, and online games businesses successfully; and

•	attract and retain qualified personnel.

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

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, wireless services, online game users and potential partners. The Internet market in China is relatively new and rapidly evolving. Competition is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet market, including Sina, Netease, Tencent, Baidu, Tom Online, KongZhong, Linktone, Shanda, Google and Yahoo! China. In addition, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities. These private and government sponsored competitors may have certain competitive advantages over us in terms of:

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

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, wireless, and online games customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. Accordingly, our revenues will need to increase at least proportionately, in order for us to maintain our current levels of profitability.

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our Websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers, wireless, and online game customers.

Our failure to keep up with rapid technology changes may severely affect our future success.

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the evolution of Web 2.0, Internet users may shift to new modes of information sharing, such as blogs. With the development of search engine technologies, Internet users may choose to access information, news and contents through search engines rather than portals. In addition, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media message services, wireless games, wireless downloads and other applications. Accordingly, we will need to adapt our business to cope with the changes and support these new services to be successful. In addition, the online games industry is evolving rapidly, so we will need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs if new technologies render our online games less attractive to users.

We depend on online advertising for a significant portion of our revenues, but the online advertisement market includes many uncertainties, which could cause our advertising revenues to decline.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Advertising revenues represented approximately 67% and 67% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, our five largest advertisers accounted for approximately 17% and 16% of our total brand advertising revenues, respectively. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many risk factors as follows:

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

By posting bid listing links on their Websites, we share with our Website Alliance members the revenues generated from clicks by users. For the quarter ended June 30, 2006, the total revenues generated from Website Alliance accounted for 75% of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenues may decline.

We rely on wireless services for a significant portion of our revenues. Wireless revenues decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We derived our wireless revenues in prior periods from providing to mobile phone and Personal Handy-phone System (or PHS) users SMS, WAP, MMS, RBT and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, ring tone, music, picture and logo downloads and various other mobile related products provided to mobile phone users. For the quarters ended June 30, 2006 and 2005, wireless revenues represented approximately 26% and 25%, respectively, of our total revenues. Wireless revenues decreased in certain prior periods. Wireless revenues may decrease in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Revenues from new wireless services such as WAP, MMS, RBT and IVR may not continue to grow significantly and become a significant portion of our total wireless revenues;

•	Competitors, including mobile network operators, may launch competing or better products than ours at any time;

•	There are limited barriers to entry to the wireless services sector;

•	Changes in government policy could restrict or curtail the services which we provide;

•	Changes in the billing practices or operation rules and procedures of any of the four mobile network operators, namely CMCC, Unicom, China Netcom Communication Corporation (or China Netcom) and China Telecom Corporation (or China Telecom), on whom we rely for service delivery and fee collection, could have a material impact on our wireless revenue. In July 2006, two major mobile network operators, CMCC and Unicom, introduced new policies on wireless value-added services including extension of trial period, double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscription to monthly subscriptions. We believe that our wireless revenues will be adversely affected by the implementation of the new policies;

•	Mobile network operators may impose penalties on wireless service providers, or SPs, for violating certain operating policies relating to the provision of wireless services. We have received several penalty notices from mobile network operators, claiming our breach of cooperation contracts and imposing both service suspension sanctions for a period of not more than a year and/or monetary penalties. There is no guarantee that we will not be subject to similar, or more severe penalties from mobile network operators in the future, which could significantly impair our wireless business;

•	We may enter into cooperation agreements with the mobile network operators, on terms that are not favorable to us since we have limited bargaining power to negotiate contract terms. In addition, mobile network operators may unilaterally revise their agreement at any time. As a result of such contract terms, we could be easily found in breach of our agreement with an operator and could be subject to penalties; and

•	Mobile network operators may not enter into new agreements or renew existing agreements with SPs with respect to wireless services. However, those mobile network operators will continue to work with us to provide services and monthly statements. New or renewed agreements with mobile network operators could change in a way that would be unfavorable to us, or such agreements may not be entered into at all.

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

Our wireless services depend mainly on the cooperation of mobile network operators such as CMCC, Unicom, China Netcom, China Telecom and their respective subsidiaries. We rely on mobile network operators in the following ways:

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

We face significant risks with respect to our arrangements with mobile network operators, such as the following, which could adversely affect our wireless revenues:

•	Mobile network operators have changed their operating rules and may make further changes at any time. Such previous or any future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreements with the mobile network operators under new or revised operation rules, or having our service discontinued with or without notice. Changes in these operating rules could also have a material impact on our revenues;

•	We provide wireless services through our Website and record the delivery of the service in our internal systems. However, in order to recognize revenues and receive payment for services provided, we rely on billing confirmations from mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 98% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur;

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our negotiation leverage is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. Based on recent communications with an operator, certain subsidiaries of the operator are considering increasing their service fees;

•	We are required to follow the operators’ guidance in setting up wireless service fees. We also rely on the mobile network operators to collect the fees on our behalf which they have billed to our mobile customers. If an operator requires us to reduce the wireless service fees charged to mobile customers, disallows us from billing of certain inactive customers, refuses to pay us, or, limits the amount of wireless service fees which can be billed or requires us to comply with any new billing rules, our revenues could be adversely affected;

•	An operator’s refusal to allow us to supply certain services could disrupt our wireless services. For example, for the period from September 1, 2004 to July 31, 2005, our MMS services were temporarily suspended by CMCC, based on allegations that Beijing Sohu breached certain provisions of its agreement with a CMCC subsidiary;

•	An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. For example, in July 2006, CMCC introduced M.Music, an integrated music service platform which CMCC works directly with music record companies to provide downloads of various songs and music. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners; and

•	CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our first position because of lower visit rates.

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

Our investment in online games businesses may not be successful.

We have invested and may invest further in our online games businesses. Online game is currently one of the fastest growing online services in the PRC. We currently rely on licenses from third party game companies. Our licenses of Knight Online and Blade Online will expire in November 2006 and September 2007, respectively. In the event that a license expires and we wish to renew such license, the licensor may only agree to renew such license upon an increase in the license fee that we pay to such licensor. In addition, our business might be significantly affected if there are any changes in the PRC laws or regulations in relation to these businesses. For example, the PRC government has issued a new law to implement restrictions and further regulation on the online games industry. Based on these rules, online games companies are required to install an “anti-fatigue system”, which discourages the game participants from playing games for more than five hours per day. In addition, it is possible that the PRC government will make a compulsory requirement for online game users to register their real names and provide ID numbers when playing games. Also, upon the requirement of the real name registration for online game users, the government will implement a rating system for online games. For those online games rated as not suitable for child under 18, such child will be not able to access the game if a real name registration is in place. As a result, our revenues from online games may be adversely affected. We may not succeed in these markets despite our investment of time and funds. If we fail to achieve a significant market position, we will fail to realize our anticipated returns on these investments.

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

We completed the acquisitions of Goodfeel in May 2004 and the acquisition of all of the outstanding capital stock of Go2Map Inc., and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc. (collectively “Go2Map”) in May 2005. As a result of these acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of Goodfeel and Go2Map. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased wireless and search revenues. During the three months ended June 30, 2006, Go2Map was operating at a loss. In addition, we might be required to obtain additional licenses or approvals from relevant government authorities based on the application laws and regulations and might incur additional costs and expenses in obtaining any such licenses and approvals.

We may be required to record a charge to earnings if impairment is determined when we reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of June 30, 2006, our goodwill and amortizable intangible assets arising from acquisitions were approximately $61 million.

Changes in accounting rules for share-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

Our performance is largely dependent on talented and highly skilled individuals. Our future success depends on our continuing ability to identify, develop, motivate and retain highly skilled personnel for all areas of our organization. We have a history of using employee stock options to align employees’ interest with the interests of our shareholders and encourage quality employees to join us and retain our quality employees by providing competitive compensation packages. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our operating results contain a charge for share-based compensation expense related to employee stock options and employee stock purchases. The recognition of share-based compensation in our statement of operations would have a negative effect on our reported results and earnings per share, which could in turn negatively affect our stock price. On the other hand, if we alter our employee stock option scheme to minimise the share-based compensation expenses, it may limit our ability to continue to use stock options as a tool to attract and retain our employees, and it may adversely affect our operations.

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

We rely on a number of third party relationships to attract traffic and provide content in order to make our Websites more attractive to users and advertisers. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. Some content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our premier content providers. If we are not able to renew our exclusive deals or premier content become exclusive to our competitors, our attractiveness to users will be severely impaired. Except for the exclusive content, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

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

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As the demands of our audience and the needs of our customers change and as the number of our users and volume of online advertising, and wireless activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

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

We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. Most of our servers and routers are currently hosted in a single location within the premises of Beijing Telecom Administration (or BTA). Our disaster recovery plan cannot fully ensure safety in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shutdown. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Websites to mirror our online resources.

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

Risks Related to China’s Regulation Environment

If our current ownership structure is found to be in violation of existing or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC value-added telecommunication operations, we could be subject to severe penalties.

We conduct our value-added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software and Sogou Technology (or collectively PRC subsidiaries), and VIEs Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information (or collectively VIEs). We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC, Sohu Era and Sohu Software is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, and certain other industries, our VIEs are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu, rather than by Sohu.

The PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC value-added telecommunication operations laws and regulations. In addition, new PRC telecommunication and foreign exchange laws and regulations were recently adopted. Accordingly, it is possible that the PRC government may ultimately take a view contrary to ours.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of the Sohu PRC subsidiaries’ and Sohu VIEs’ existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC telecommunication sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC subsidiaries and VIEs current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us and our PRC subsidiaries and VIEs.

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

We are a holding company with no operating assets other than investments in Chinese operating entities, including Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu New Media, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our VIEs, Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu New Media incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s, Sohu Software’s, Go2Map Software’s, Sogou Technology’s and Sohu New Media’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu New Media only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu New Media are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information.

As of June 30, 2006, Sohu had outstanding long-term loans of $9.8 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu, which is owned 80% by Dr. Zhang and 20% by High Century, High Century, which is owned 80% by Dr. Zhang and 20% by an employee, Sohu Entertainment, which is owned by two of our employees, Goodfeel, which is owned by two of our employees, Huohu, which is owned 75% by Sohu Era and 25% by an employee; and Sogou Information, which is owned by two of our employees. Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu or Sogou Information to us; (ii) the shares of Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu or Sogou Information cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information. Dr. Zhang and the other employee borrowers have pledged all of their shares in Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information as collateral for the loans and the loans bear no interest and are due on demand after November 2003 in the case of High Century; after November 2005 in the case of Huohu; after August 12, 2006 in the case of Sogou Information; after October 2006 in the case of

Goodfeel; after November 3, 2006 in the case of Sohu Entertainment and the earlier of a demand or 2010 in the case of Beijing Sohu; or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information which is uncertain.

Furthermore, because of uncertainties associated with the PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information.

We depend upon contractual arrangements with Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, Beijing Sohu and Sohu Internet could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and/or Sogou Information fail to perform their obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

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

We are also subject to potential liabilities for content on our Websites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the MII, such potential liabilities including but not limited to imposition of fines, or, even shut-down of the Website.

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

Our China-based subsidiaries Sohu Era, Sogou Technology and our VIEs Sohu Internet and Sogou Information enjoy tax benefits which are available to “new technology enterprises.” Presently, PRC law requires that a company, in order to be considered a “new technology enterprise”: (i) operate in the high-tech industry (which includes the Internet industry); (ii) be incorporated and operating in High and New Technology Development Zones, including Beijing Zhongguancun Science Park; (iii) receive 60% of its revenue from high-tech products or services; and (iv) have at least 20% of its employees involved in technology development. Each year new technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements.

Subject to the approval of the relevant tax authorities, the effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Providing there is no change in the new technology enterprise status or change in relevant regulations, Sohu Era and Sohu Internet will be subject to an applicable tax rate of 7.5% in 2006 to 2008 and 15% thereafter, while Sogou Technology and Sogou Information will be subject to an applicable tax rate of 0% in 2006 to 2008, 7.5% in 2009 to 2011 and 15% thereafter.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2004, the trading price of our common stock ranged from a low of $13.56 per share to a high of $40.15 per share. During 2005, the trading price of our common stock ranged from a low of $14.66 per share to a high of $23.74 per share and during the six months ended June 30, 2006, the trading price of our common stock ranged from a low of $18.20 per share to a high of $29.43 per share. On July 31, 2006, the closing price of our common stock was $21.10 per share.

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

In July 2003, we issued $90 million aggregate principal amount of zero coupon convertible senior notes due July 2023. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. We had early redeemed our zero coupon convertible senior notes with face value of $30,220,000 from the market in 2005 and 2006. As of June 30, 2006, the face value of remaining outstanding zero coupon convertible senior notes was $59.8 million. We may also be required to repurchase all of the outstanding notes following a fundamental change of Sohu, such as a change of control, prior to maturity. We may not have enough cash on hand or the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in a reduction of our earnings per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the US dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues and assets as expressed in our US Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See “Risk Factors—We may suffer currency exchange losses if the RMB fluctuates relative to the US Dollar.”

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

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, restricted cash, receivables, investments in marketable debt securities, payables and zero coupon convertible senior notes as of June 30, 2006:

	Expected Maturity Date						Total recorded value	Fair value
	Before June 30,
	2007	2008	2009	2010	2011	Thereafter
On-balance sheet financial instruments (in US$ ‘000)
Cash and cash equivalents
in US$	32,418	—	—	—	—	—	32,418	32,418
in RMB	86,325	—	—	—	—	—	86,325	86,325
in HK$	275	—	—	—	—	—	275	275

Sub-total	119,018	—	—	—	—	—	119,018	119,018

Restricted cash
in RMB	—	—	1,001	—	—	—	1,001	1,001

Receivables
in US$	440	90	—	—	—	—	530	530
in RMB	27,207	783	—	—	—	—	27,990	27,990
in HK$	18	624	—	—	—	—	642	642

Sub-total	27,665	1,497	—	—	—	—	29,162	29,162

Investments in marketable debt securities
in US$	9,004	4,876	—	—	—	—	13,880	13,880

Payables
in US$	5,126	—	—	—	—	—	5,126	5,126
in RMB	29,758	—	—	—	—	—	29,758	29,758
in HK$	38	—	—	—	—	—	38	38

Sub-total	34,922	—	—	—	—	—	34,922	34,922

Zero coupon convertible senior notes
In US$	—	59,780	—	—	—	—	59,780	56,041

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of June 30, 2006, an unrealized loss of $225,000 was recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of June 30, 2006.

(US$ ‘000)	Expected Maturity Date						Total recorded value	Fair value
	Before June 30,
	2007	2008	2009	2010	2011	Thereafter
Investments in marketable securities	9,004	4,876	—	—	—	—	13,880	13,880
Average interest rate	5.97%	4.40%	—	—	—	—
Zero coupon convertible senior notes	—	59,780	—	—	—	—	59,780	56,041
Average interest rate	—	0%	—	—	—	—

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that all material information relating to Sohu required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months ended June 30, 2006, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

In October 2005, the board of directors approved our repurchase of outstanding shares of our common stock from the open market, on an opportunistic basis, up to $15 million. As of August 1, 2006, we had repurchased a total of 690,581 shares, fully utilizing the $15 million available under this initial program. On July 25, 2006, the board of directors approved an additional $15 million stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2006, Sohu held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Ms. Mary Ma (with 25,826,563 affirmative votes and 4,090,966 votes withheld) and Dr. Edward B. Roberts (with 29,534,739 affirmative votes and 382,790 votes withheld).

The stockholders also approved an amendment to Sohu’s 2000 Stock Incentive Plan to include restricted stock units among the types of incentives that may be granted to Sohu’s directors, officers, employees, consultants and advisors under the plan (with 11,443,840 shares voting for, 7,394,626 against, 16,238 abstaining and 11,062,825 broker non-votes).

The stockholders also ratified the appointment of PricewaterhouseCoopers Zhong Tian CPAs Limited Company as Sohu’s independent accountants for the fiscal year ending December 31, 2006 (with 29,845,749 shares voting for, 65,306 against, and 6,474 abstaining).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2006

SOHU.COM INC.

By:	/s/ CAROL YU
Chief Financial Officer (Principal Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended June 30, 2006

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu