Form 10-Q
period 2006-09-30
SOHU COM INC
filed 2006-11-06
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2006
Common stock, $.001 par value	36,496,569

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$106,019	$119,091
Accounts receivable, net (including $282 and $358 from a related party, respectively)	25,919	19,283
Prepaid and other current assets	5,221	4,546
Current portion of long-term investments in marketable debt securities	9,002	9,095

Total current assets	146,161	152,015
Long-term investments in marketable debt securities	4,929	4,900
Investment in an associate	1,272	1,124
Fixed assets, net	20,316	15,745
Goodwill	51,442	50,918
Intangible assets, net	9,050	11,251
Restricted cash	4,762	991
Other assets, net	3,978	2,737

	$241,910	$239,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $0 and $81 to a related party, respectively)	$1,415	$1,683
Accrued liabilities	35,499	33,370
Zero coupon convertible senior notes	59,780	—

Total current liabilities	96,694	35,053

Zero coupon convertible senior notes	—	74,780

Total liabilities	96,694	109,833

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 36,497 and 36,680 shares issued and outstanding, respectively)	41	40
Additional paid-in capital	157,404	148,780
Treasury stock (4,137 shares and 3,446 shares, respectively)	(54,686)	(39,686)
Accumulated other comprehensive income	4,058	2,126
Retained earnings	38,399	18,588

Total shareholders’ equity	145,216	129,848

	$241,910	$239,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Advertising:
Brand advertising	$21,024	$15,618	$57,003	$41,601
Sponsored search	2,852	3,172	9,828	9,008

Subtotal of advertising revenues	23,876	18,790	66,831	50,609

Non-advertising:
Wireless	8,839	6,762	25,842	19,081
Others	2,683	1,847	7,213	5,207

Subtotal of non-advertising revenues	11,522	8,609	33,055	24,288

Total revenues	35,398	27,399	99,886	74,897
Cost of revenues:
Advertising:
Brand advertising (includes share-based compensation expense under SFAS 123(R) of $403, $0, $1,006 and $0, respectively)	6,181	4,122	16,122	10,339
Sponsored search (includes share-based compensation expense under SFAS 123(R) of $24, $0, $68 and $0, respectively)	1,221	813	3,560	1,993

Subtotal of cost of advertising revenues	7,402	4,935	19,682	12,332

Non-advertising:
Wireless	4,104	3,353	12,380	8,546
Others (includes share-based compensation expense under SFAS 123(R) of $5, $0, $15 and $0, respectively)	910	626	2,528	1,974

Subtotal of cost of non-advertising revenues	5,014	3,979	14,908	10,520

Total cost of revenues	12,416	8,914	34,590	22,852

Gross profit	22,982	18,485	65,296	52,045
Operating expenses:
Product development (includes share-based compensation expense under SFAS 123(R) of $495, $0, $1,357 and $0, respectively)	5,037	3,439	13,897	10,175
Sales and marketing (includes share-based compensation expense under SFAS 123(R) of $445, $0, $1,191 and $0, respectively)	7,236	4,318	20,643	12,757
General and administrative (includes share-based compensation expense under SFAS 123(R) of $563, $0, $1,300 and $0, respectively)	4,094	2,813	10,369	7,712
Amortization of intangible assets	509	509	1,527	1,439

Total operating expenses	16,876	11,079	46,436	32,083

Operating profit	6,106	7,406	18,860	19,962
Other (expenses) income (Note 3)	(78)	358	565	96
Interest income	951	617	2,267	1,745

Income before income tax expense	6,979	8,381	21,692	21,803
Income tax expense (Note 4)	(351)	81	(1,097)	(31)

Income from continuing operations	6,628	8,462	20,595	21,772
Loss from discontinued e-commerce operations (Note 1)	(27)	(432)	(784)	(928)

Net income	$6,601	$8,030	$19,811	$20,844

Basic net income per share (Note 5)	$0.18	$0.22	$0.54	$0.58

Shares used in computing basic net income per share	36,640	36,417	36,783	36,202

Diluted net income per share (Note 5)	$0.17	$0.21	$0.52	$0.54

Shares used in computing diluted net income per share	38,787	39,750	39,214	39,760

Effective from January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (or SFAS 123(R)), which requires all share-based awards to employees and directors to be recognized in the financial statements based on their grant date fair values. Net income for the three and nine months ended September 30, 2006 included share-based compensation expense under SFAS 123(R) of $1.9 million and $4.9 million, respectively. Please refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$19,811	$20,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,156	3,994
Amortization of intangible assets and other assets	3,073	2,695
Provision for allowance for doubtful accounts	1,145	821
Share-based compensation expense due to the implementation of SFAS 123(R)	4,937	—
Gains on early redemption of zero coupon convertible senior notes	(793)	—
Others	149	319
Changes in assets and liabilities:
Accounts receivable	(7,820)	(3,908)
Prepaid and other current assets	(1,798)	(132)
Accounts payable	(268)	(682)
Accrued liabilities	(307)	(5,219)

Net cash provided by operating activities	22,285	18,732
Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	—	4,724
Purchase of fixed assets	(6,724)	(7,547)
Purchase of other assets	(1,050)	(418)
Increase of restricted cash	(3,750)	—
Acquisitions, net of cash acquired	(306)	(10,250)

Net cash used in investing activities	(11,830)	(13,491)
Cash flows from financing activities:
Repurchase of common stock	(15,000)	(13,847)
Early redemption of zero coupon convertible senior notes	(14,062)	—
Issuance of common stock	3,688	2,762

Net cash used in financing activities	(25,374)	(11,085)
Effect of exchange rate change on cash and cash equivalents	1,847	1,936

Net decrease in cash and cash equivalents	(13,072)	(3,908)
Cash and cash equivalents at beginning of period	119,091	122,384

Cash and cash equivalents at end of period	$106,019	$118,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Common stock:
Balance, beginning of period	$40	$38
Issuance of common stock	1	2

Balance, end of period	41	40

Additional paid-in capital:
Balance, beginning of period	148,780	145,481
Issuance of common stock	3,687	2,760
Compensatory stock awards	4,937	—

Balance, end of period	157,404	148,241

Treasury stock:
Balance, beginning of period	(39,686)	(25,839)
Repurchase of common stock	(15,000)	(13,847)

Balance, end of period	(54,686)	(39,686)

Deferred compensation:
Balance, beginning of period	—	(2)
Compensatory stock options	—	2

Balance, end of period	—	—

Accumulated other comprehensive income:
Balance, beginning of period	2,126	14
Net unrealized gains (losses) on marketable debt securities	123	(144)
Foreign currency translation adjustment	1,809	2,178

Balance, end of period	4,058	2,048

Retained earnings (accumulated deficit):
Balance, beginning of period	18,588	(11,193)
Net income	19,811	20,844

Balance, end of period	38,399	9,651

Total stockholders’ equity	$145,216	$120,294

Comprehensive income:
Net income	$19,811	$20,844
Other comprehensive income:
Net unrealized gains (losses) on marketable debt securities	123	(144)
Foreign currency translation adjustment	1,809	2,178

Total comprehensive income	$21,743	$22,878

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	36,680	36,537
Issuance of common stock	508	917
Repurchase of common stock	(691)	(886)

Balance, end of period	36,497	36,568

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Discontinuance of E-commerce Operation

The Company discontinued its e-commerce platform of physical consumer goods on June 20, 2006, in order to focus on profitable segments. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, the Company’s statements of operations separate the discontinued operation for all periods presented. For the three and nine months ended September 30, 2006, revenues from e-commerce operation amounted to $262,000 and $1.1 million, respectively, as compared to $879,000 and $3.0 million during the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2006, net loss from e-commerce operation amounted to $27,000 and $784,000, respectively, as compared to $432,000 and $928,000 during the three and nine months ended September 30, 2005.

As of the date the Company discontinued its e-commerce operation, the Company had performed a specific review on all the assets related to e-commerce segment, and provided full provisions for doubtful receivables and the entire inventory balances. As the fixed assets previously used by the e-commerce operation could generally be used by other segments, the Company did not dispose significant fixed assets nor provide impairment on the fixed assets.

Accounting Policies on Share-based Payments Effective from January 1, 2006

Effective from January 1, 2006, the Company adopted SFAS 123(R), which requires all share-based awards to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled. In March 2005, the Securities and Exchange Commission (or SEC) issued Staff Accounting Bulletin No. 107 (or SAB 107) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to January 1, 2006, the Company accounted for share-based payments in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (or APB 25), and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (or SFAS 123). In general, compensation cost under APB 25 was recognized based on the difference, if any, between the estimated fair value of the common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Pro forma information was disclosed to illustrate the effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the reporting periods.

Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of options granted to employees and directors. Under the transition provisions of SFAS 123(R), the Company recognizes compensation expense on options granted prior to the adoption of SFAS 123(R) on an accelerated basis over the requisite service period, which is consistent with the methods the Company adopted when preparing pro forma information under SFAS 123. For the three months ended September 30, 2006, the Company granted 405,900 restricted stock units to its employees and directors. Restricted stock units are measured based on the fair market value of the underlying stock on the dates of grant. The Company recognizes the relevant share-based compensation expenses on an accelerated basis over the requisite service period.

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

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operated in four principal segments during the nine months ended September 30, 2006: brand advertising, sponsored search, wireless and e-commerce. In June 2006, the Company terminated its e-commerce business. Accordingly, the results of operations for e-commerce have been reclassified as loss from discontinued operation for all periods presented.

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

The following tables present summary information by segment (in thousands):

	For the Three Months Ended September 30, 2006
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$21,024	$2,852	$8,839	$2,683	$35,398
Segment cost of revenues	(5,778)	(1,197)	(4,104)	(905)	(11,984)

Segment gross profit	$15,246	$1,655	$4,735	$1,778	$23,414

Share-based compensation expense under SFAS 123(R)					(432)

Gross profit					$22,982

	For the Three Months Ended September 30, 2005
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$15,618	$3,172	$6,762	$1,847	$27,399
Segment cost of revenues	(4,122)	(813)	(3,353)	(626)	(8,914)

Segment gross profit	$11,496	$2,359	$3,409	$1,221	$18,485

	For the Nine Months Ended September 30, 2006
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$57,003	$9,828	$25,842	$7,213	$99,886
Segment cost of revenues	(15,116)	(3,492)	(12,380)	(2,513)	(33,501)

Segment gross profit	$41,887	$6,336	$13,462	$4,700	$66,385

Share-based compensation expense under SFAS 123(R)					(1,089)

Gross profit					$65,296

	For the Nine Months Ended September 30, 2005
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$41,601	$9,008	$19,081	$5,207	$74,897
Segment cost of revenues	(10,339)	(1,993)	(8,546)	(1,974)	(22,852)

Segment gross profit	$31,262	$7,015	$10,535	$3,233	$52,045

*	Revenues of Go2Map since May 31, 2005, the date of acquisition, mainly comprising sales of software and provision of application services, are included in others.

3. OTHER (EXPENSES) INCOME

The following table summarizes the Company’s other (expenses) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gains on early redemption of zero coupon convertible senior notes *	$—	$—	$793	$—
Reversal of certain taxes previously accrued	—	531	—	531
Amortization of offering costs for zero coupon convertible senior notes	(124)	(187)	(413)	(561)
Share of profits from investment in an associate	44	25	124	67
Others	2	(11)	61	59

	$(78)	$358	$565	$96

*	During the nine months ended September 30, 2006, the Company had early redeemed its zero coupon convertible senior notes with face value of $15.0 million at a discount, resulting in a gain of $793,000.

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

Starting from January 1, 2006, most operations of the Company in the PRC have finished their tax exemption periods, and therefore are subject to a 7.5% PRC income tax rate. Total PRC income tax expense for the three and nine months ended September 30, 2006 amounted to $351,000 and $1.1 million, respectively, as compared to $18,000 and $31,000 for the corresponding three and nine month periods in 2005.

5. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of share-based awards (using the treasury stock method) and zero coupon convertible senior notes.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$6,628	$8,462	$20,595	$21,772
Loss from discontinued e-commerce operations	(27)	(432)	(784)	(928)

Net income	6,601	8,030	19,811	20,844

Effect of dilutive securities:
Amortization of offering costs for zero coupon convertible senior notes	124	187	413	561

Net income adjusted for dilutive securities	$6,725	$8,217	$20,224	$21,405

Denominator:
Weighted average basic common shares outstanding	36,640	36,417	36,783	36,202
Effect of dilutive securities:
Stock options and restricted stock units	811	1,322	946	1,547
Zero coupon convertible senior notes	1,336	2,011	1,485	2,011

Weighted average diluted common shares outstanding	38,787	39,750	39,214	39,760

Basic income per share from continuing operations	$0.18	$0.23	$0.56	$0.60
Basic loss per share from discontinued e-commerce operations	—	(0.01)	(0.02)	(0.02)

Basic net income per share	$0.18	$0.22	$0.54	$0.58

Diluted income per share from continuing operations	$0.17	$0.22	$0.54	$0.56
Diluted loss per share from discontinued e-commerce operations	—	(0.01)	(0.02)	(0.02)

Diluted net income per share	$0.17	$0.21	$0.52	$0.54

6. SHARE-BASED COMPENSATION EXPENSE

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of September 30, 2006, 1,136,446 shares were available for grant under the plan.

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

Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of options granted. Risk free interest rates are decided based on the yield to maturity of US government bonds as at the respective dates of grant of options. Expected life is the number of years that the Company estimates, based primarily on the history, using the “plain-vanilla” method, that options will be outstanding prior to settlement. Volatility is measured using historical daily price changes of the Company’s stock over the respective expected life of the options. Restricted stock units are measured based on fair market value of the underlying stock on the dates of grant. The Company recognizes compensation expense on all share-based awards on an accelerated basis over the vesting period of the underlying awards, generally ranging from one to four years. Forfeiture rate is estimated based on historical forfeiture patterns and adjusted in accordance with our expectation for the future.

Estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

A summary of option activity under the plan as of September 30, 2006, and changes during the nine month period then ended is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,586	$14.44	7.99
Granted	—	—	—
Exercised	(508)	7.27	—
Forfeited or expired	(265)	18.14	—

Outstanding at September 30, 2006	2,813	15.38	7.36	$21,187

Vested and expected to vest at September 30, 2006*	2,465	15.09	7.22	$19,589

Exercisable at September 30, 2006	1,663	13.38	6.67	$16,319

*	These are options outstanding as of September 30, 2006 that are already vested and expected to vest in the future.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $22.02 as of September 30, 2006.

The total intrinsic value of options exercised during the nine month period ended September 30, 2006 was $8.3 million.

A summary of restricted stock unit activity under the plan as of September 30, 2006, and changes during the nine month period then ended is presented below:

Restricted Stock Units	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2006	—	$—
Granted	406	23.86
Forfeited	(12)	24.07

Unvested at September 30, 2006	394	23.85

Expected to vest at September 30, 2006	287	23.78

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding as of September 30, 2006			Options Exercisable as of September 30, 2006
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.86 - $1.18	300	4.86	$0.95	300	$0.95
$1.37 - $1.81	31	5.78	1.43	31	1.43
$2.27	43	6.05	2.27	43	2.27
$3.846	68	3.18	3.85	68	3.85
$5.875 - $7.64	273	5.58	7.13	257	7.10
$8.39	38	6.28	8.39	25	8.39
$13 - $16.84	365	7.59	16.13	177	15.87
$17 - $22.86	1,312	8.61	17.92	484	17.87
$23.17 - $34.51	383	7.20	28.50	278	29.00

	2,813			1,663

The effects of application of SFAS 123(R) on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 are summarized as follows (in thousands, except per share data):

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Decrease in net income from continuing operations	$1,935	$4,937
Decrease in income before income tax expense	1,935	4,937
Decrease in net income	1,935	4,937
Decrease in basic net income per share	0.05	0.13
Decrease in diluted net income per share	0.05	0.12

During the three and nine months ended September 30, 2006, the adoption of SFAS 123(R) did not result in any impact on the cash flows from operating activities, investing activities and financing activities.

As of September 30, 2006, there was $4.8 million of total unrecognized compensation cost related to options for which services had not been provided. That cost is expected to be recognized over a weighted average period of 1.0 year. The total fair value of options expensed during the three and nine months ended September 30, 2006 was $1.1 million and $4.1 million, respectively.

As of September 30, 2006, there was $6.2 million of unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.3 years. Total fair value of restricted stock units expensed during the three and nine months ended September 30, 2006 was both $0.8 million.

To the extent actual forfeiture rate is different than the Company has anticipated, the number of share-based awards expected to vest would be different from our expectations.

There were no capitalized share-based compensation costs during the three and nine months ended September 30, 2006 and 2005.

During the three and nine months ended September 30, 2006, total cash received from the exercise of stock options amounted to $1.3 million and $3.7 million, respectively.

Pro Forma Information under SFAS 123 for Prior Period

The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123, using the Black-Scholes option pricing model, to share-based employee compensation for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported:	$8,030	$20,844
Add: Share-based compensation expense included in reported net income under APB 25	—	2
Deduct: Share-based compensation expense determined under fair value based method under SFAS 123	(2,599)	(5,492)

Pro forma net income	$5,431	$15,354

Basic net income per share:
As reported	$0.22	$0.58

Pro forma	$0.15	$0.42

Diluted net income per share:
As reported	$0.21	$0.54

Pro forma	$0.14	$0.41

The fair value of each option granted during the nine months ended September 30, 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30, 2005
Risk-free interest rate	3.15%
Expected life (in years)	2.82
Expected dividend yield	—
Volatility	84%

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

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of September 30, 2006, the aggregated amount of these loans was $9.9 million.

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

Beijing Huohu Digital Technology Co., Ltd. (or Huohu) was incorporated in the PRC in 2005. Huohu engages in software and technology development for the games business. The registered capital of Huohu is $121,000. Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), one of the indirect China-based subsidiaries of the Company, and an employee of Huohu, hold 75% and 25% interests in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $32,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to Sohu Era. Based on the arrangement between Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Huohu. Accordingly, Huohu is 100% consolidated into the financial statements of the Company.

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

As of September 30, 2006, the above VIEs have aggregate accumulated net profits of approximately $9.2 million which have been reflected in the consolidated financial statements.

8. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions during the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

			Three Months Ended September 30,		Nine Months Ended September 30,
Name or Description of Related Party	Description of Transactions	Accounting Captions	2006	2005	2006	2005
Qingfan, a company controlled by Dr Zhang’s brother	Delivery service provided by Qingfan	Cost of revenues	$—	$51	$27	$115
An investee of the Company	Amortization of licensing fee	Product development expenses	17	25	69	75
	Revenue sharing	Cost of revenues	480	326	1,361	906

9. COMMITMENTS AND CONTINGENCIES

The Company’s China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Sogou Information, Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology) and Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu New Media) enjoy tax benefits which are available to “new technology enterprises”. The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the status of a new technology enterprise. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction, at the rate of 7.5%, for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2003 to 2005, 7.5% in 2006 to 2008 and 15% thereafter. Sogou Information was incorporated in 2005, Sogou Technology and Sohu New Media were incorporated in 2006 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2006 to 2008, 7.5% in 2009 to 2011 and 15% thereafter. To be considered a “new technology enterprise” under current PRC law, a company must: (i) operate in the high-tech industry (which includes the information technology industry); (ii) be incorporated and operate in Beijing Zhongguancun Science Park; (iii) receive 60% of its revenue from high-tech products or services; and (iv) have at least 20% of its employees involved in technology development. New technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era, Sohu Internet, Sogou Information, Sogou Technology and Sohu New Media did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, wireless and online game services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunication, information and media. Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

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

From time to time, we become subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights in connection with the content published on our websites. We had provided the amount of loss, if there is information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company had entered in certain sponsorship agreements, under which the Company is obliged to provide advertising services and Website construction, operation and maintenance services to third parties during the contract periods.

As of September 30, 2006, the Company had future minimum content purchase commitments of $2.1 million, $1.3 million and $0.6 million for the years ended September 30, 2007, 2008 and 2009, respectively. As of September 30, 2006, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

During the nine months ended September 30, 2006, Sohu Internet entered into an agreement and committed to invest $1.2 million in a newly established China-based investment holding company. After the investment, Sohu Internet will hold 2% of equity interests in the investee.

During the three months ended September 30, 2006, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong) entered into an agreement to invest $2.8 million in a China based entertainment company. After the investment, Sohu Hong Kong will hold 70% of equity interests in the investee.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (or FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.

In June 2006, Emerging Issues Task Force (or EITF) issued No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (or EITF 06-3). EITF 06-3 requires disclosure of the presentation of taxes on either a gross or a net basis as an accounting policy decision. The provisions are effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of EITF 06-3 on its financial statements.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements (or SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (or SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu New Media) and our VIEs Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd ,or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd (or Feng Yang Tian Lang), and Beijing Sogou Information Services Co., Ltd. (or Sogou Information) and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of

1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Wireless revenues are derived from providing short messaging services (or SMS), Wireless Application Protocol (or WAP), multi-media messaging services (or MMS), Ring Back Tone (or RBT), and interactive voice response (or IVR), mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tones, pictures and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations from Sohu remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 90 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $535,000 (gross margin underestimate of $326,000) to an overestimation of $160,000 (gross margin overestimate of $120,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate per an operator’s statement and our internal records could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended September 30, 2006, 85% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

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

To the extent revenues are recorded gross, any commission or other payment to third parties are recorded as costs or expenses so that the net amount (gross revenues, less costs and expenses) flows through to operating income. Accordingly, the impact on operating income is the same whether Sohu records the revenue on a gross or net basis.

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of September 30, 2006 and December 31, 2005 was a gain of $4.2 million and $2.4 million, respectively.

Allowance for Doubtful Accounts Receivables

Our management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivables, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $27.7 million, net of allowance for doubtful accounts of $1.8 million as of September 30, 2006. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Allowance for Deferred Tax Assets

As of September 30, 2006, the majority of our deferred tax assets are related to net operating losses that would apply to United States income taxes. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from net operating losses will not be realized. The remaining deferred tax assets are related to China-based subsidiaries and VIEs, resulting from net operating losses and temporary differences between accounting basis and tax basis. We believe that it is more likely than not that the balance will not be realized. We have recorded a full valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of September 30, 2006, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise computer equipment, office furniture and equipment, vehicles and leasehold improvement, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include long-term prepayment for content purchases and rental deposits. Management judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management to commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of September 30, 2006, we were not aware of any indication of impairment of our intangible assets, fixed assets and other assets.

Share-Based Compensation

Effective from January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to SFAS 123(R), we accounted for share-based payments in accordance with APB 25, and complied with the disclosure provisions of SFAS 123. In general, compensation cost under APB 25 was recognized based on the difference, if any, between the estimated fair value of our common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Pro forma information was disclosed to illustrate the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the reporting periods.

As of January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. The fair value of the options granted before January 1, 2006 is determined based on the Black-Scholes valuation model, which is consistent with the valuation techniques utilized when we prepared pro forma information under SFAS 123. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Fair value of the share-based awards is recognized as share-based compensation cost over the requisite service period, net of estimated forfeitures on an accelerated basis under SFAS 123(R).

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Demonstrating our full dedication to our core business of online advertising, on June 20, 2006, we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our income statement separates the discontinued operation for all periods presented.

REVENUES

Total revenues were $35.4 million and $99.9 million for the three and nine months ended September 30, 2006, respectively, as compared to $27.4 million and $74.9 million for the corresponding periods in 2005.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $23.9 million and $66.8 million, or 67% of total revenues for both the three and nine months ended September 30, 2006, as compared to $18.8 million and $50.6 million, or 69% and 68% of total revenues for the corresponding periods in 2005. For the three and nine months ended September 30, 2006, advertising revenues consisted of revenues from brand advertising of $21.0 million and $57.0 million, and revenues from sponsored search of $2.9 million and $9.8 million. For the three and nine months ended September 30, 2005, advertising revenues consisted of revenues from brand advertising of $15.6 million and $41.6 million, and revenues from sponsored search of $3.2 million and $9.0 million.

Brand advertising. Brand advertising revenues increased by $5.4 million to $21.0 million for the three months ended September 30, 2006 and increased by $15.4 million to $57.0 million for the nine months ended September 30, 2006 as compared to the corresponding three and nine month periods in 2005. The increase of $5.4 million for the three months ended September 30, 2006 from the corresponding period in 2005 consisted of: (i) a $7.9 million increase from advertisers who advertised with us during the three months ended September 30, 2006 but did not advertise on our Website channels during the three months ended September 30, 2005; (ii) a $3.0 million increase in revenues from the advertisers who advertised with us in the three months ended September 30, 2005 and continued to do so in the three months ended September 30, 2006; and were offset by (iii) a $5.5 million decrease in revenues as some of the advertisers who advertised with us during the three months ended September 30, 2005 did not advertise on our Website during the three months ended September 30, 2006. The increase of $15.4 million for the nine months ended September 30, 2006 from the corresponding period in 2005 consisted of: (i) a $13.8 million increase from advertisers who advertised with us during the nine months ended September 30, 2006 but did not advertise on our Website during the nine months ended September 30, 2005; (ii) a $13.7 million increase in revenues from the advertisers who advertised with us in the nine months ended September 30, 2005 and continued to do so in the nine months ended September 30, 2006; and were offset by (iii) a $12.1 million decrease in revenues as some of the advertisers who advertised with us during the nine months ended September 30, 2005 did not advertise on our Website during the nine months ended September 30, 2006. No single customer accounted for more than 10% of total brand advertising revenues for each of the three and nine months ended September 30, 2006 and 2005. As of September 30, 2006 and 2005, we had $1.0 million and $0.8 million of receipt in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the three and nine months ended September 30, 2006, we recorded brand advertising revenues of $0 and approximately $40,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. For the three and nine months ended September 30, 2005, we recorded brand advertising revenues of approximately $145,000 and $541,000, respectively. Those advertising services are provided pursuant to a three-year advertising framework agreement expiring in November 2006. Fujian Tian Qing was the previous owner of 17173.com Website prior to our acquisition of 17173.com.

We expect brand advertising revenues to be flattish in the fourth quarter of 2006 as compared to the third quarter of 2006.

Sponsored search. Sponsored search services revenues decreased by $0.3 million to $2.9 million for the three months ended September 30, 2006 and increased by $0.8 million to $9.8 million for the nine months ended September 30, 2006, as compared to the corresponding three and nine month periods in 2005. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide priority placement services and listings in our classified advertisement section for a fixed fee over a period. Pay-for-click services displaying the text-based links to our advertiser’s Websites charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link on our Websites or on our Website Alliance network. The priority of the display of text-based links is based on the bidding price of different advertisers. For the three and nine months ended September 30, 2006, revenues from priority placement services and our classified advertisement section amounted to $2.1 million and $7.1 million, representing a 15% decrease over the corresponding three month period in 2005 and a 2% increase over the corresponding nine month period in 2005, respectively. Decrease of revenues from priority placement services and classified advertisement section was mainly because of the decrease on traffic on the Sohu Search (old search engine). For the three and nine months ended September 30, 2006, revenues from pay-for-click services amounted to $0.8 million and $2.7 million, respectively, representing a 8% and 33% increase from the corresponding periods of 2005. Revenues from pay-for-click services accounted for approximately 30% of the total sponsored search revenues for both the three and nine month periods ended September 30, 2006 as compared to 23% for the corresponding periods in 2005. The increase in revenues from pay-for-click services mainly resulted from an increase in the number of sponsored links, and an increase in the clicks of the sponsored links due to increased traffic and expansion of Website Alliance network.

We expect sponsored search revenues to be flattish in the fourth quarter of 2006 as compared to the third quarter of 2006.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless and other services.

Non-advertising revenues were $11.5 million and $33.1 million or 33% of total revenues for both the three and nine months ended September 30, 2006, as compared to $8.6 million and $24.3 million, or 31% and 32% of total revenues for the corresponding three and nine month periods in 2005. For the three and nine months ended September 30, 2006, non-advertising revenues consisted of wireless revenues of $8.8 million and $25.9 million, and from other services of $2.7 million and $7.2 million, respectively. For the three and nine months ended September 30, 2005, non-advertising revenues consisted of revenues from wireless of $6.8 million and $19.1 million, and from other services of $1.8 million and $5.2 million, respectively.

Wireless. Our wireless revenues include SMS, WAP, MMS, RBT and IVR services. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tones, pictures and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the nine months ended September 30, 2006, we normally charge monthly fees ranging from $0.062 to $3.779 and per message/download fees ranging from approximately $0.006 to $0.504.

For the three months ended September 30, 2006, our wireless revenues increased by $2.0 million to $8.8 million as compared to $6.8 million for the three months ended September 30, 2005, primarily due to an increase of $0.9 million in SMS revenues and $1.1 million in WAP, MMS, RBT and IVR revenues. For the nine months ended September 30, 2006, our wireless revenues increased by $6.8 million to $25.9 million as compared to $19.1 million for the nine months ended September 30, 2005, primarily due to an increase of $4.3 million in SMS revenues and $3.3 million in WAP, MMS and RBT revenues. This increase was partially offset by a decrease of $0.8 million in IVR revenues. The increase in SMS revenues was primarily due to further cooperation with mobile network operators, and the increase in WAP and RBT revenues was the result of our product enhancement and improvement of our ranking in Monternet. The increase in MMS revenues resulted from the resumption of our MMS revenues services by China Mobile Communications Corporation (or CMCC) beginning on August 1, 2005. The decrease in IVR revenues was mainly due to our limited marketing activities for this product.

In early July 2006, the two major mobile network operators in China, CMCC and Unicom Corporation Limited (or Unicom), introduced new policies on wireless value-added services, including double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscription to monthly subscriptions. Due to vigilance in managing our wireless business, and identifying new revenue sources, our wireless revenues for the three months ended September 30, 2006 only decreased slightly as compared to the second quarter despite those new policies. In October 2006, Ministry of Information Industry (or MII) issued further guidelines regulating the wireless value-added services industry. Based on current trend, it appears that the mobile network operators and regulator may continue to tighten or change the operation policies. Without any additional measure or changes in policies and regulations, we expect wireless revenue to decrease in the fourth quarter of 2006 as compared to third quarter of 2006. In the long run, we believe the industry’s overall development will benefit from those regulations.

Others. Our other services consist primarily of online game services and design of Website for third parties. On May 31, 2005, we completed the acquisition of Go2Map. We have included in revenues the sales of software and applications service provider (or ASP) services of $423,000 and $673,000 for the three and nine months ended September 30, 2006 related to Go2Map, as compared to $380,000 for the three months ended September 30, 2005 and $581,000 for the period from May 31, 2005, the acquisition date of Go2Map, to September 30, 2005.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues were $12.4 million and $34.6 million for the three and nine months ended September 30, 2006, respectively, as compared to $8.9 million and $22.9 million for the corresponding three and nine month periods in 2005.

Cost of Advertising Revenues

Cost of advertising revenues increased by $2.5 million to $7.4 million for the three months ended September 30, 2006 as compared to the corresponding period in 2005, and increased by $7.4 million to $19.7 million for the nine months ended September 30, 2006 as compared to the corresponding period in 2005.

Brand advertising. Cost of brand advertising revenues includes personnel costs and personnel overheads relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $6.2 million and $16.1 million for the three and nine months ended September 30, 2006, respectively, as compared to $4.1 million and $10.3 million for the corresponding three and nine month periods in 2005. The increase of $2.1 million for the three months ended September 30, 2006 from the corresponding period in 2005 consisted of a $718,000 increase in content purchases, a $543,000 increase in personnel expense, a $403,000 expense of share-based compensation due to the adoption of SFAS 123(R), a $379,000 increase in office and depreciation expense and other costs, a $346,000 increase in bandwidth leasing costs due to our expanded business, which amounts were offset by a $289,000 decrease in payments to our business partners. The increase of $5.8 million for the nine months ended September 30, 2006 from the corresponding period in 2005 consisted of a $1.6 million increase in content purchases, a $1.3 million increase in personnel expense, a $1.1 million increase in bandwidth leasing costs, a $1.0 million expense of share-based compensation due to the adoption of SFAS 123(R), a $637,000 increase in depreciation expense and other costs and a $163,000 increase in payments to our business partners. Our brand advertising gross margin for the three and nine months ended September 30, 2006 was 71% and 72%, respectively, as compared to 74% and 75% for the corresponding periods in 2005, respectively. Our brand advertising gross margin decreased for the three and nine months ended September 30, 2006 mainly because of the required expensing of share-based compensation cost due to the adoption of SFAS 123(R) starting from January 1, 2006, and more spending on content purchases, personal costs and bandwidth leasing costs.

Sponsored search. Cost of sponsored search revenues consisted primarily of payments to our Website Alliance, data collection costs, personnel costs, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of sponsored search revenues was $1.2 million and $3.6 million for the three and nine months ended September 30, 2006, respectively, as compared to $813,000 and $2.0 million for the corresponding three and nine month periods in 2005. The increase of $408,000 in cost of sponsored search revenues for the three months ended September 30, 2006 as compared to the corresponding period in 2005 resulted from an increase of $333,000 in relevant depreciation and bandwidth leasing costs, an increase of $34,000 in payment to Website Alliances, the expensing of share-based compensation cost of $24,000 due to the adoption of SFAS 123(R) and an increase of $17,000 in other expenses. The increase of $1.6 million in cost of sponsored search revenues for the nine months ended September 30, 2006 as compared to the corresponding period in 2005 resulted from an increase of $813,000 in relevant depreciation and bandwidth leasing costs, an increase of $400,000 in payment to Website Alliances, an increase of salary and benefits expense of $190,000, the expensing of share-based compensation cost of $68,000 due to the adoption of SFAS 123(R) and an increase of $129,000 in other expenses. Our sponsored search gross margin for the three and nine months ended September 30, 2006 was 57% and 64%, respectively, as compared to 74% and 78% for the corresponding periods in 2005, respectively. The decrease of gross margin for the three and nine months ended September 30, 2006 mainly due to increase in server depreciation and bandwidth leasing costs as a result of the increase in traffic.

Cost of Non-advertising Revenues

Cost of non-advertising revenues were $5.0 million and $14.9 million for the three and nine months ended September 30, 2006, respectively, as compared to $4.0 million and $10.5 million for the corresponding three and nine month periods in 2005.

Wireless. Cost of wireless revenues increased by $0.7 million to $4.1 million for the three months ended September 30, 2006, and increased by $3.9 million to $12.4 million for the nine months ended September 30, 2006, as compared to the corresponding three and nine month periods in 2005. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations for the breach of certain provisions of agreements with mobile network operations, fees or royalties paid to third party content providers for services and content associated with our wireless services, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Our wireless gross margins were 54% and 52% for the three and nine months ended September 30, 2006, respectively, as compared to 50% and 55% for the corresponding periods in 2005. Wireless gross margin for the three months ended September 30, 2006 increased, compared to the corresponding period in 2005, primarily due to the increase of mix of higher margin revenues and an increase in gross margin of certain SMS products. Wireless gross margin for the nine months ended September 30, 2006 decreased, compared to the corresponding period in 2005, primarily because of the reduced price ceiling set by a mobile network operator on SMS fees and increased wireless content expenses.

Others. Cost of revenues for other services, was $910,000 and $2.5 million for the three and nine months ended September 30, 2006, respectively, as compared to $626,000 and $2.0 million for the corresponding three and nine month periods in 2005. Cost of revenues for other services mainly consists of payments to game developers. Following the acquisition of Go2Map, cost of other revenues also includes personnel and other expenses in connection with sale of software business and provision of ASP services. For the three and nine months ended September 30, 2006, the cost of sales of software and provision of ASP services was $172,000 and $348,000, respectively, as compared to $109,000 for the three months ended September 30, 2005 and $152,000 for the period from May 31, 2005, the acquisition date of Go2Map, to September 30, 2005.

Product Development Expenses

Product development expenses increased by $1.6 million to $5.0 million for the three months ended September 30, 2006, and increased by $3.7 million to $13.9 million for the nine months ended September 30, 2006, as compared to the corresponding three and nine month periods in 2005. The increase for the three months ended September 30, 2006 from the corresponding period in 2005 was due to a $766,000 increase in personnel expenses resulting from an increase in headcount and salary increment and $495,000 of the required expensing of share-based compensation cost under SFAS 123(R), and a increase in other expenses of $339,000. The increase for the nine months ended September 30, 2006 from corresponding period in 2005 was primarily due to a $2.3 million increase in personnel expenses resulted from an increase in headcount and salary increment and $1.4 million of the required expensing of share-based compensation cost under SFAS 123(R).

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.9 million to $7.2 million for the three months ended September 30, 2006, and increased by $7.8 million to $20.6 million for the nine months ended September 30, 2006, as compared to the corresponding three and nine month periods in 2005. The increase for the three months ended September 30, 2006 from the corresponding period in 2005 was primarily due to a $1.3 million increase in advertising and promotion expense, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category and our exclusive rights to provide 2006 FIFA World Cup online video content, a $797,000 increase in personnel expenses resulted from an increase in headcount and salary increment, a $445,000 of the required expensing of share-based compensation cost under SFAS 123(R), a $184,000 increase in depreciation and facilities expenses, and a $174,000 increase in other expenses. The increase for the nine months ended September 30, 2006 from corresponding period in 2005 primarily consisted of a $3.4 million increase in advertising and promotion which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category and our exclusive portal rights to provide 2006 FIFA World Cup online video content, a $2.0 million increase in personnel expenses resulted from an increase in headcount and salary increment, a $1.2 million of the required expensing of share-based compensation cost under SFAS 123(R), a $638,000 increase in depreciation and facilities expenses, a $369,000 increase in traveling and entertainment expenses, and a $193,000 increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $4.1 million for the three months ended September 30, 2006, and increased by $2.7 million to $10.4 million for the nine months ended September 30, 2006, as compared to the corresponding three and nine month periods in 2005. The increase for the three months ended September 30, 2006 from corresponding period in 2005 was primarily due to a $563,000 of the required expensing of share-based compensation cost under SFAS 123(R), a $417,000 increase in personnel expenses and a $320,000 increase in other expenses. The increase for the nine months ended September 30, 2006 from corresponding period in 2005 was primarily due to a $1.3 million increase in personnel expenses, $1.3 million of the required expensing of share-based compensation cost under SFAS 123(R) and a $100,000 increase in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets were $509,000 and $1.5 million for the three and nine months ended September 30, 2006, respectively, as compared to $509,000 and $1.4 million for the three and nine months ended September 30, 2005, which were related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit decreased by $1.3 million to $6.1 million for the three months ended September 30, 2006, and decreased by $1.1 million to $18.9 million for the nine months ended September 30, 2006, as compared to the corresponding three and nine month periods in 2005. The operating profit for the three and nine months ended September 30, 2006 included $1.9 million and $4.9 million, respectively, for share-based compensation expense recorded under SFAS 123(R). The operating profit for the three and nine months ended September 30, 2005 included $0 and $2,000, respectively, for share-based compensation expense recorded under APB 25.

Other (Expenses) Income

For the three months ended September 30, 2006, other expenses of $78,000 mainly consisted of amortization of the offering cost of our zero coupon convertible senior note issued in July 2003. For the nine months ended September 30, 2006, other income of $565,000 mainly consisted of $793,000 of gain from early redemption of zero coupon convertible senior notes. For the three months ended September 30, 2005, other income of $358,000 mainly consisted of the reversal of certain taxes previously accrued of $531,000, which was offset by $187,000 amortization of the offering costs attributable to our zero coupon convertible senior notes issued in July 2003. For the nine months ended September 30, 2005, other income of $96,000 mainly consisted of $531,000 reversal of certain taxes previously accrued, which was offset by $561,000 amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003.

Interest Income

Interest income includes net interest income and foreign currency exchange gains. For the three and nine months ended September 30, 2006, interest income was $951,000 and $2.3 million, respectively, as compared to $617,000 and $1.7 million for the three and nine months ended September 30, 2005, respectively. The increase was mainly due to increase in market interest rates and RMB appreciation.

Income Tax Expense

For the three and nine months ended September 30, 2006, income tax expense was $351,000 and $1.1 million. For the three months ended September 30, 2005, we had an income tax benefit of $81,000, which was primarily due to a reversal of income tax charge previously made. For the nine months ended September 30, 2005, income tax expense was $31,000. The increase was because some of our major operating subsidiaries and VIEs are now subject to an applicable income tax rate of 7.5% starting from January 1, 2006.

Most of our income is earned by our China-based subsidiaries and VIEs. Our China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Sogou Information, Sogou Technology and Sohu New Media enjoy tax benefits which are available to “new technology enterprises” beginning with their first year of operations. Sohu Era and Sohu Internet are exempted from income tax for the years ended December 31, 2003, 2004 and 2005, are subject to a 7.5% tax rate for the years ending December 31, 2006, 2007 and 2008, and are subject to a 15% tax rate for each year thereafter. Sogou Information, Sogou Technology and Sohu New Media are exempted from income tax for the years ended December 31, 2006, 2007 and 2008, are subject to a 7.5% tax rate for the years ending December 31, 2009, 2010 and 2011, and are subject to a 15% tax rate for each year thereafter.

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

Income from Continuing Operations

For the three and nine months ended September 30, 2006, income from continuing operations was $6.6 million and $20.6 million, as compared to $8.5 million and $21.8 million for the three and nine months ended September 30, 2005.

Loss from Discontinued E-commerce Operations

In June 2006, we discontinued our e-commerce business. For the three and nine months ended September 30, 2006, loss from discontinued e-commerce operations was $27,000 and $784,000, as compared to $432,000 and $928,000 for the three and nine months ended September 30, 2005. As of the date we discontinued our e-commerce operation, we had performed a specific review on all the assets related to e-commerce segment. During the nine months ended September 30, 2006, we provided an additional allowance for doubtful receivables amounting to $84,000, and allowance on all inventory balances amounting to $21,000. All these provisions were made when we discontinued the business in June 2006. As the fixed assets previously used by the e-commerce operation could generally be used by other segments, we did not dispose significant fixed assets nor provide impairment on the fixed assets.

Net Income

As a result of the foregoing, we had net income of $6.6 million and $19.8 million for the three and nine months ended September 30, 2006, as compared to net income of $8.0 million and $20.8 million for the three and nine months ended September 30, 2005. The net income for the three and nine months ended September 30, 2006 included $1.9 million and $4.9 million of share-based compensation expense recorded under SFAS 123(R). The net income for the three and nine months ended September 30, 2005 included $0 and $2,000 of share-based compensation expense recorded under APB 25.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through private sales of equity securities, the initial public offering of our common stock, a private placement of zero coupon convertible senior notes, and cash provided by operations. From inception through September 30, 2006, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes has been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. During the nine months ended September 30, 2006, we have early redeemed a portion of our zero coupon convertible senior notes from the market at a discount for $15,000,000 in aggregate face value. As of September 30, 2006, total face value of outstanding zero coupon convertible senior notes was $59,780,000, which was classified as a current liability, as it was probable that note holders would exercise their options to require us to repurchase the outstanding balance on July 14, 2007.

In summary, our cash flows were (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$22,285	18,732
Net cash used in investing activities	(11,830)	(13,491)
Net cash used in financing activities	(25,374)	(11,085)
Effect of exchange rate change on cash and cash equivalents	1,847	1,936

Net decrease in cash and cash equivalents	(13,072)	(3,908)
Cash and cash equivalents at beginning of period	119,091	122,384

Cash and cash equivalents at end of period	$106,019	118,476

For the nine months ended September 30, 2006, net cash provided by operating activities was $22.3 million, and was primarily attributable to our net income of $19.8 million, depreciation and amortization of $7.2 million, share-based compensation of $4.9 million, provision for allowance for doubtful accounts of $1.1 million, which were offset by gains on early redemption of zero coupon convertible senior notes of $793,000 and net changes in current assets and liabilities of $10.2 million. For the nine months ended September 30, 2005, net cash provided by operating activities was $18.7 million, and was primarily attributable to our net income of $20.8 million, depreciation and amortization of $6.7 million, and provision for allowance for doubtful accounts of $821,000, which were offset by net changes in current assets and liabilities of $9.9 million.

For the nine months ended September 30, 2006, net cash used in investing activities was $11.8 million, and was primarily attributable to $7.8 million used in purchasing fixed assets and other assets, $3.8 million increase of restricted cash and $306,000 contingent payment for an acquisition. For the nine months ended September 30, 2005, net cash used in investing activities was $13.5 million, and was primarily attributable to $10.3 million in cash used in connection with acquisition of Go2Map and $7.9 million in cash used to acquire fixed assets and other assets, which was partially offset by $4.7 million received as a result of the maturities of marketable debt securities.

For the nine months ended September 30, 2006, net cash used in financing activities was $25.4 million, and was primarily attributable to $15.0 million used in repurchase of common stock, $14.1 million used in early redemption of zero coupon convertible senior notes and was partially offset by $3.7 million cash collection from issuance of common stock upon the exercise of options granted under our stock incentive plan. For the nine months ended September 30, 2005, net cash used in financing activities was $11.1 million, and was primarily attributable to $13.8 million used for the repurchase of our common stock. This amount was partially offset by $2.8 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan.

As of September 30, 2006, we had cash and cash equivalents of $106.0 million, and investments in marketable debt securities of $13.9 million, totaling approximately $119.9 million as compared to $133.1 million as of December 31, 2005.

We believe that current total cash balance will be sufficient to meet anticipated working capital needs (net cash used in operating activities), potential required repurchase of zero coupon convertible senior notes if the note holders exercise their options, commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In particular, our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, Google and Yahoo! China. In addition, operators of leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and America Online, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organisations, such as telecommunication operators in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market. For example, on September 19, 2006, China Telecom Corporation (or China Telecom) and Microsoft announced an agreement pursuant to which Microsoft will provide Windows Live search service to 25 million users of China Telecom. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues.

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

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the evolution of Web 2.0, Internet users may shift to new modes of information sharing, such as blogs. Moreover we have used peer-to-peer steaming technology on video content to promote our online video. Our competitors may develop their own peer-to-peer steaming technology or update their existing technology to exceed us. With the development of search engine technologies, Internet users may choose to access information, news and content through search engines rather than portals. In addition, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media message services, wireless games, wireless downloads and other applications. Accordingly, we will need to adapt our business to cope with the changes and support these new services to be successful. In addition, the online games industry is evolving rapidly, so we will need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs if new technologies render our online games less attractive to users.

We depend on online advertising for a significant portion of our revenues, but the online advertisement market includes many uncertainties, which could cause our advertising revenues to decline.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Advertising revenues represented approximately 67% and 68% of our total revenues for the nine months ended September 30, 2006 and September 30, 2005, respectively. For the nine months ended September 30, 2006 and September 30, 2005, our five largest advertisers accounted for approximately 15% and 14% of our total brand advertising revenues, respectively. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

•	The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising.

•	Changes in government policy could restrict or curtail our online advertising services. For example, since July 2006, the PRC government has enacted a series of regulations that restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients.

•	Advertising clients that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts.

•	The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of online advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines.

In addition, our ability to generate and maintain significant online advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of online advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems; and

•	the resistance pressure on online advertising prices and limitations on inventory.

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

By posting bid listing links on their Websites, we share with our Website Alliance members the revenues generated from clicks by users. For the quarter ended September 30, 2006, the total revenues generated from Website Alliance accounted for approximately 75% of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our sponsored search revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenues may decline.

We rely on wireless services for a significant portion of our revenues. Wireless revenues have decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We have derived our wireless revenues in prior periods from providing SMS, WAP, MMS, RBT and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tones, pictures and logo downloads and various other mobile related products to mobile phone users and Personal Handy-phone System (or PHS) users. For the nine months ended September 30, 2006 and September 30, 2005, wireless revenues represented approximately 26% and 25%, respectively, of our total revenues.

Wireless revenues decreased in certain prior periods. Wireless revenues may decrease in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Revenues from new wireless services such as WAP, MMS, RBT and IVR may not continue to grow significantly and become a significant portion of our total wireless revenues;

•	Competitors, including mobile network operators, may launch competing or better products than ours at any time;

•	There are limited barriers to entry to the wireless services sector;

•	Changes in the billing practices or operational rules and procedures of any of the four mobile network operators, namely CMCC, Unicom, China Netcom Communication Corporation (or CNC) and China Telecom on whom we rely for service delivery and fee collection, could have a material impact on our wireless revenues. For instance, in July 2006, two major mobile network operators, CMCC and Unicom, introduced new policies on wireless value-added service including extension of trial period, double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscriptions. In October 2006, the MII issued a guideline to regulate wireless value-added services, which reiterated polices carried on by major mobile network operators, including double confirmation, billing reminder and etc. We believe that our wireless revenues would be negatively affected by the implementation of these policies in the near term;

•	Changes in government policy could restrict or curtail the services which we provide. The MII has proposed requiring all handset users (including pre-paid mobile phone users) to register using their real names. If this requirement is implemented, it may cause the decrease of new customers, and in turn, reducing our wireless revenues;

•	Mobile network operators may impose penalties on wireless service providers, or SPs, for violating certain operating policies relating to the provision of wireless services. We have received several penalty notices from mobile network operators, claiming our breach of cooperation contracts and imposing both service suspension sanctions for a period of not more than a year and/or monetary penalties. There is no guarantee that we will not be subject to similar, or more severe penalties from mobile network operators in the future, which could significantly impair our wireless business;

•	We may enter into cooperation agreements with the mobile network operators, on terms that are not favorable to us since we have limited bargaining power to negotiate contract terms. In addition, mobile network operators may unilaterally revise their agreement at any time. As a result of such contract terms, we could be easily found in breach of our agreement with an operator and could be subject to penalties; and

•	Mobile network operators may not enter new agreements or renew existing agreements with SPs with respect to wireless services. However, those mobile network operators will continue work with us to provide services and monthly statements. New or renewed agreements with mobile network operators could change in a way that would be unfavorable to us, or such agreements may not be entered into at all.

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

Our wireless services depend mainly on the cooperation of mobile network operators such as CMCC, Unicom, CNC, China Telecom and their respective subsidiaries. We rely on mobile network operators in the following ways:

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

We face significant risks with respect to our arrangements with mobile network operators, such as the following, which could adversely affect our wireless revenues:

•	Mobile network operators have changed their operating rules and may make further changes at any time. Such previous or any future changes could result in our being required to pay penalties for breaching or being alleged to have breached certain provisions of our agreements with the mobile network operators under new or revised operation rules, or having our service discontinued with or without notice. Changes in these operating rules could also have a material impact on our wireless revenues;

•	We provide wireless services through our Website and record the delivery of the service in our internal systems. However, in order to recognize revenues and receive payment for services provided, we rely on billing confirmations from mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 98% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur;

•	The service fees we pay for using an operator’s infrastructure are set based on the negotiation of annual contracts. Our negotiation leverage is limited and if an operator increases its service fees, or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. It is possible that some subsidiaries of the mobile network operators may consider increasing their service fees;

•	We are required to follow the operators’ guidance in setting up wireless service fees. We also rely on the mobile network operators to collect the fees on our behalf which they have billed to our mobile customers. If an operator requires us to reduce the wireless service fees charged to mobile customers, disallows us from billing of certain inactive customers, refuses to pay us, or, limits the amount of wireless service fees which can be billed or requires us to comply with any new billing rules, our wireless revenues could be adversely affected;

•	An operator’s refusal to allow us to supply certain services could disrupt our wireless services. For example, for the period from September 1, 2004 to July 31, 2005, our MMS services were temporarily suspended by CMCC, based on allegations that Beijing Sohu breached certain provisions of its agreement with a CMCC subsidiary;

•	An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. For example, in July 2006, CMCC introduced M.Music, an integrated music service platform which CMCC works directly with music record companies to provide downloads of various songs and music. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners; and

•	CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our existing ranking because of lower visit rates.

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

Our investment in online games business may not be successful.

We have invested and may invest further in our online games business. Online games is currently one of the fastest growing online services in the PRC. We currently rely on licenses from third party game companies. Our licenses of Knight Online and Blade Online will expire in November 2006 and September 2007, respectively. In the event that a license expires and we wish to renew such license, the licensor may only agree to renew such license upon an increase in the license fee that we pay to such licensor. In addition, our business might be significantly affected if there are any changes in the PRC laws or regulations in relation to these businesses. For example, the PRC government has issued a new law to implement restrictions and further regulation on the online games industry. Based on these rules, online games companies are required to install an “anti-fatigue system”, which discourages the game participants from playing games for more than five hours per day. In addition, the PRC government is planning to make a compulsory requirement for online game users to register their real names and provide ID numbers when playing games. Also, upon the requirement of the real name registration for online game users, the government will implement a rating system for online games. For those online games rated as not suitable for child under 18, such child will be not able to access the game if a real name registration is in place. As a result, our revenues from online games may be adversely affected. We may not succeed in these markets despite our investment of time and funds. If we fail to achieve a significant market position, we will fail to realize our anticipated returns on these investments.

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

We completed the acquisitions of Goodfeel in May 2004, and the acquisition of all of the outstanding capital stock of Go2Map Inc., and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc (collectively “Go2Map”) in May 2005. As a result of these acquisitions, we continue to spend considerable time and effort in integrating into our company the employees, organization, customers and operations of Goodfeel and Go2Map. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased brand advertising, sponsored search and wireless revenues. During the nine months ended September 30, 2006, Go2Map was operating at a loss. In addition, we might be required to obtain additional licenses or approvals from relevant government authorities based on the application laws and regulations and might incur additional costs and expenses in obtaining any such licenses and approvals.

We may be required to record a charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of September 30, 2006, our goodwill and amortizable intangible assets arising from acquisitions were approximately $59 million.

Changes in accounting rules for share-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

Our performance is largely dependent on talented and highly skilled individuals. Our future success depends on our continuing ability to identify, develop, motivate and retain highly skilled personnel for all areas of our organization. We have a history of using employee stock options and restricted stock units to align employees’ interest with the interests of our shareholders and encourage quality employees to join us and retain our quality employees by providing competitive compensation packages. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our operating results contain a charge for share-based compensation expense related to employee stock options and restricted stock units. The recognition of share-based compensation in our statement of operations would have a negative effect on our reported results and earnings per share, which could in turn negatively affect our stock price. On the other hand, if we alter our employee stock incentive plan to minimise the share-based compensation expenses, it may limit our ability to continue to use share-based awards as a tool to attract and retain our employees, and it may adversely affect our operations.

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

If we fail to establish and maintain relationships with content and technology providers and infrastructure providers, we may not be able to attract and retain users.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company and a direct and indirect majority shareholder of Beijing Sohu, High Century, Sohu Internet, Tu Xing Tian Xia and Feng Yang Tian Lang. We rely on his expertise in our business operations, and on his personal relationships with the relevant regulatory authorities, our customers and suppliers. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

Risks Related to China’s Regulatory Environment

If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

We conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu New Media (or collectively PRC subsidiaries), and VIEs, Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information (or collectively VIEs). We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC, Sohu Era, Sohu Software and Sohu New Media, is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, and certain other industries, our VIEs are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu, rather than by Sohu.

The PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. The PRC government may issue new interpretations of the regulations regarding supervision of the Information industry from time to time. In July 2006, the MII issued a notice to strengthen management of foreign investment in and operation of value-added telecommunication services. The notice emphasizes that foreign investors who wish to engage in value-added telecommunication services must strictly follow the relevant rules and regulations on foreign investment in telecommunication sectors. The notice also prohibits domestic telecommunication services providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in China. According to the notice, either the holder of a value-added telecommunication service license or its shareholders must directly own the domain names and trademarks used by such license holders in their daily operations. The notice further requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered by its license. Value-added services license holders are required to evaluate the compliance with the requirements set forth in the notice. We anticipate that we may need to modify certain aspects of our business structure in order to further comply with these requirements. In addition, new PRC Internet and foreign exchange laws and regulations were recently adopted. Accordingly, it is possible that the PRC government may ultimately take a view contrary to ours.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of the Sohu PRC subsidiaries’ and Sohu VIEs’ existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC subsidiaries’ and VIEs’ current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us and our PRC subsidiaries and VIEs.

If we or any of our PRC subsidiaries and VIEs were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•	levying fines;

•	confiscating our income;

•	revoking our licenses;

•	shutting down our servers and/or blocking our Websites;

•	requiring us to restructure its ownership structure or operations; and

•	requiring us to discontinue any portion or all of its Internet and value-added telecommunication businesses.

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

As of September 30, 2006, Sohu had outstanding long-term loans of $9.9 million to Dr. Zhang, Sohu’s chief executive officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in Beijing Sohu, which is owned 80% by Dr. Zhang and 20% by High Century; High Century, which is owned 80% by Dr. Zhang and 20% by an employee; Sohu Entertainment, which is owned by two of our employees; Goodfeel, which is owned by two of our employees; Huohu, which is owned 75% by Sohu Era and 25% by an employee; and Sogou Information, which is owned by two of our employees. Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

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

Because we conduct our Internet operations only in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and Sogou Information in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang and/or Sogou Information fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

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

The PRC has enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online advertising and value-added telecommunication services. In addition, the PRC may promulgate new laws, rules or regulations at any time. If these current or future laws, rules or regulations regarding Internet-related activities, are interpreted to be inconsistent with our ownership structure and/or our business operations, our business will be severely impaired and we could be subject to severe penalties. In addition, we may be required to apply for a new license or new qualification, or transfer from an old type of license to a new type of license at any time as a result of the requirements of newly promulgated laws or new regulations. From the promulgation of such requirement to the final issuance of the license or qualification, there might be a long pending period. Although the issuance of the new license will finally trace back to the date when filing such application, we may be held liable for operating without proper license and may be fined for the operation during the application period.

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

The MII has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. Other aspects of our online operations may be subject to regulations in the future.

Our operations may not be consistent with these new regulations when put into effect and, as a result, we may be subject to severe penalties as discussed above.

Regulation and censorship of information distribution in China may adversely affect our business.

China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MII has published implementing regulations that subject online information providers to potential liability for contents included in their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Furthermore, the MII may implement a requirement that users of blogs register under their real names. If such a regulation is implemented, our business may be negatively affected due to a decrease in the number of blog users. Furthermore, because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases a Website operator may have difficulties determining the type of content that may subject it to liability.

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

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the PRC government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict what effects the economic reform and macroeconomic measures adopted by the PRC government may have on our business or results of operations.

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

Subject to the approval of the relevant tax authorities, the effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. Currently, our China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Sogou Information, Sogou Technology and Sohu New Media enjoy tax benefits which are available to “new technology enterprises”. Providing there is no change in the new technology enterprise status or change in relevant regulations, Sohu Era and Sohu Internet will be subject to an applicable tax rate of 7.5% in 2008 and 15% thereafter, while Sogou Information, Sogou Technology and Sohu New Media will be subject to applicable tax rate of 0% in 2006 to 2008, 7.5% in 2009 to 2011 and 15% thereafter.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2004, the trading price of our common stock ranged from a low of $13.56 per share to a high of $40.15 per share. During 2005, the trading price of our common stock ranged from a low of $14.66 per share to a high of $23.74 per share and during the nine months ended September 30, 2006, the trading price of our common stock ranged from a low of $18.20 per share to a high of $29.43 per share. On October 31, 2006, the closing price of our common stock was $22.84 per share.

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

In July 2003, we issued $90 million aggregate principal amount of zero coupon convertible senior notes due July 2023. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. We had early redeemed our zero coupon convertible senior notes with face value of $30,220,000 from the market in 2005 and 2006. As of September 30, 2006, the face value of outstanding zero coupon convertible senior notes was $59.8 million. All of the outstanding notes were classified as current liability as of September 30, 2006. We may also be required to repurchase all of the outstanding notes following a fundamental change of Sohu, such as a change of control, prior to maturity. We will continue to repurchase the outstanding notes on an ongoing and opportunistic basis. However, we may not have enough cash on hand or the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in a reduction of our earnings per share.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our chief executive officer, Dr. Zhang, beneficially owns approximately 23.4% of the outstanding shares of our common stock and is our largest stockholder. Our chief executive officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 26.6% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the US dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollar and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues and assets as expressed in our US Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See “Risk Factors—We may suffer currency exchange losses if the RMB depreciates relative to the US Dollar.”

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

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, restricted cash, receivables, investments in marketable debt securities, payables and zero coupon convertible senior notes as of September 30, 2006:

	Expected Maturity Date Before September 30,						Total recorded Value	Fair value
On-balance sheet financial instruments (in US$ ‘000)	2007	2008	2009	2010	2011	Thereafter
Cash and cash equivalents
in US$	39,213	—	—	—	—	—	39,213	39,213
in RMB	66,603	—	—	—	—	—	66,603	66,603
in HK$	203	—	—	—	—	—	203	203

Sub-total	106,019	—	—	—	—	—	106,019	106,019

Restricted cash
in US$	1,000	1,250	1,500	—	—	—	3,750	3,750
in RMB	—	—	1,012	—	—	—	1,012	1,012

Sub-total	1,000	1,250	2,512	—	—	—	4,762	4,762

Receivables
in US$	1,348	—	—	—	—	—	1,348	1,348
in RMB	29,499	—	—	—	—	—	29,499	29,499
in HK$	37	—	—	—	—	—	37	37

Sub-total	30,884	—	—	—	—	—	30,884	30,884

Investments in marketable debt securities
in US$	9,002	4,929	—	—	—	—	13,931	13,931

Payables
in US$	4,761	—	—	—	—	—	4,761	4,761
in RMB	32,108	—	—	—	—	—	32,108	32,108
in HK$	45	—	—	—	—	—	45	45

Sub-total	36,914	—	—	—	—	—	36,914	36,914

Zero coupon convertible senior notes
In US$	59,780	—	—	—	—	—	59,780	56,157

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of September 30, 2006, an unrealized loss of $112,000 was recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of September 30, 2006.

	Expected Maturity Date Before September 30,						Total recorded value	Fair value
(US$ ‘000)	2007	2008	2009	2010	2011	Thereafter
Investments in marketable securities	9,002	4,929	—	—	—	—	13,931	13,931
Average interest rate	5.82%	4.40%	—	—	—	—
Zero coupon convertible senior notes	59,780	—	—	—	—	—	59,780	56,157
Average interest rate	0%	—	—	—	—	—

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

During the nine months ended September 30, 2006, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

Repurchases of Equity Securities

In October 2005, the board of directors approved the Company’s repurchase of outstanding shares of its common stock from the open market, on an opportunistic basis, up to $15 million. During the three months ended September 30, 2006, we had repurchased 690,581 shares at an average price of $21.72, utilizing the $15 million available under this program. On July 25, 2006, the board of directors approved an additional $15 million stock repurchase program.

The following table summarized the repurchase for the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands)
July 1 through July 31, 2006	284,002	$21.84	284,002	$23,797
August 1 through August 31, 2006	406,579	21.64	406,579	15,000
September 1 through September 30, 2006	—	—	—	15,000

Total	690,581		690,581

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

Dated: November 6, 2006

SOHU.COM INC.

By:	/s/ Carol Yu
Chief Financial Officer (Principal Financial Officer)

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended September 30, 2006

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu