Form 10-K
period 2006-12-31
SOHU COM INC
filed 2007-03-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-30961

SOHU.COM INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0204667
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Level 12, Sohu.com Internet Plaza

No. 1 Unit Zhongguancun East Road, Haidian District

Beijing 100084

People’s Republic of China

(Address of principal executive offices)

(011) 8610-6272-6666

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $0.001 Par Value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

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

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2006 as reported on the Nasdaq National Market, was approximately $679 million.

As of January 31, 2007, there were 36,683,052 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2006 Annual Meeting of Stockholders to be filed on or about April 30, 2007 are incorporated into Part III of this report.

SOHU.COM INC

PART I

As used in this report, references to “us”, “we”, “our”, “our company”, “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (or 21 East HK), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology) and Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media), and our variable interest entities (or VIEs) Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd ,or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang), Beijing Sogou Information Services Co., Ltd. (or Sogou Information), Guangzhou Sohu Interactive Network Technology Co., Ltd. (or Guangzhou Interactive) and Beijing 21 East Culture Development Co., Ltd (21 East Beijing), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS

Overview

Sohu is one of China’s premier Internet media companies providing millions of Chinese consumers with their daily source of information, entertainment and communication. We have built one of the most comprehensive matrices of Chinese languages Web properties and proprietary search engines, consisting of:

•	www.sohu.com, a leading mass portal and online media destination;

•	www.sogou.com, an interactive proprietary search engine with an expanded database capacity of more than ten billion retrieved web pages;

•	www.chinaren.com, a leading online alumni club;

•	www.17173.com, a leading games information portal;

•	www.focus.cn, a top real estate Website;

•	www.goodfeel.com.cn, a wireless service provider; and

•	www.go2map.com, one of the leading online mapping service providers.

Sohu corporate services consist of brand advertising on its matrix of Websites as well as paid listing and bid listing on its in-house developed search directory and engines. Sohu also offers two types of consumer services. Sohu offers wireless value-added services such as news, information, music, ringtone and picture content sent over mobile phones. The company also operates a massive multi-player online role-playing game and a casual game platform.

We were incorporated in Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory and search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. On October 18, 2000, we completed the acquisition of ChinaRen, the leading youth community Website in China. On November 24, 2003, we completed the acquisition of Kylie Enterprises Limited, the owner of 17173.com, a Website providing information about multiplayer online games in China. On November 25, 2003, we completed the acquisition of All Honest International Limited, the owner of Focus.cn, a Website providing information about real estate in Beijing and Shanghai. On May 31, 2004, we completed the acquisition of Marvel Hero Limited and Goodfeel, a leading provider of value-added mobile data services for Wireless Application Protocol, or WAP, in China. On May 31, 2005, we completed the acquisition of Go2Map Inc. (and its affiliate, Tu Xing Tian Xia) one of the leading online mapping service providers in China. On November 1, 2006, we completed the acquisition of 21 East HK and its subsidiary 21 East Beijing, an entertainment provider in China. Through our acquisition and successful integration of these companies, we have built one of the most comprehensive networks of Web properties in China.

Substantially all of our operations are conducted through our indirect wholly owned PRC subsidiaries, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and 21 East Beijing. Since our inception, our business model has expanded to include other major business lines, including brand advertising, sponsored search, wireless services and other businesses, including online games.

We derive revenues from the sale of brand advertising, sponsored search, wireless and online game services.

In 2000, we started the e-commerce business, selling consumer products through store.sohu.com. We discontinued the e-commerce business on June 20, 2006 in order to focus on profitable segments. In 2001, we began to provide wireless services for mobile phone users through sms.sohu.com. We then expanded our wireless services to include short messaging services, or SMS, Wireless Application Protocol, or WAP, multimedia messaging services, or MMS, Ring Back Tone, or RBT and interactive voice response, or IVR. In 2003, we launched our first multiplayer online game, Knight Online. Because the license to Knight Online expired in November 2006, we discontinued the operation of the game since then. In 2004, we launched our second multiplayer online game, Blade Online. In August 2004, developed from the existing directory search capabilities, we introduced our new, all-inclusive, proprietary search engine under the brand name Sogou through Sogou.com. On January 1, 2007, we announced the launch of Sogou version 3.0, which offers further enhanced updating speeds, shortened search times and more accurate search results, based on an expanded database capacity of more than ten billion retrieved web pages.

Official Internet Content Service Sponsor for Beijing 2008 Olympic Games

In November 2005, we were selected as the official sponsor of Internet Content Services (or ICS) for the Beijing 2008 Olympic Games. According to the sponsorship agreement we entered into with the Beijing Organizing Committee for the Games of the XXIX Olympiad (or BOCOG), we will provide exclusive services to BOCOG to construct, operate and host the official BOCOG Website, www.beijing2008.com, for this historic event.

Our Web Properties

We have matrices of seven Web properties, with Sohu.com being the Website attracting the highest level of Internet traffic. On all of our Websites, we offer basic content to our users on a free of charge basis.

Mass Portal - Sohu.com

Sohu.com’s portal consists of sophisticated Chinese language Web navigational capabilities, 31 main content channels, Web-based communications and community services and short messaging services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business, entertainment and sports. We also offer free Web-based e-mail services. We offer a universal registration system, whereby a user that has registered for our e-mail service is automatically registered for our chat, bulletin board and other services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features of our portal include proprietary Web navigational capabilities that reflect particular cultural characteristics and viewing habits of PRC Internet users.

Proprietary Search Engine - Sogou.com

Sogou, which means “Search Dog”, is Sohu’s proprietary search engine launched in August 2004. Sogou performs interactive searches of billions of Web pages using advanced algorithms. The user is taken through a fast and convenient interactive process to arrive at the most relevant selection of the integrated Website and page search results. On February 25, 2005, we launched our upgraded search engine Sogou 2.0 with an expanded breadth of one billion Chinese language indexed web pages, higher updating speed and shorter search time. In November 2005, we announced the launch of Sogou version 2.5, a further upgrade for our proprietary search engine. This upgraded Sogou 2.5 was more sophisticated with advanced spider technology and more intelligent in terms of crawling, selecting and ranking capabilities so as to provide more relevant, accurate and up-to-date Web search results. On January 1, 2007, we announced the launch of Sogou 3.0, a newly upgraded version for our intelligent search engine. This new version of Sogou can provide our users with higher updating speeds, shortened search times and more accurate search results based on an expanded database capacity of more than ten billion retrieved pages. We intend to integrate Sogou 3.0 with the content strength of our comprehensive Internet platform and our community based product offering, which will enable us to obtain knowledge of our users’ online habits and interests, in order to optimize the overall search experience for our users.

Vertical Sites

Chinaren.com

We acquired ChinaRen in October 2000. ChinaRen is the largest online youth community in China, with over seventy-seven million registered users as of December 2006. Schools and universities in China generally do not have alumni offices to cater to the needs of former students to organize their classes into long-term communities. As in other Asian societies, Chinese people hold strong ties of friendship and loyalty with their fellow alumni, which form the basis of their personal and professional relationship networks. ChinaRen has leveraged a critical mass of loyal users to create one of the leading on-line alumni networks in China.

17173.com

The Sohu games portal www.17173.com was launched in 2000 as the first online games portal in China and was acquired by Sohu in November 2003. 17173.com is a leading online destination for game players seeking information on games and feedback from other players on the site’s message boards. With over 100 game zones and millions of registered users supported by alliances with over 10,000 Internet cafés, 17173.com is the largest online games information and community Website in China. The games portal www.17173.com is widely recognized as a market leader among the games Websites in China, with strong expertise in running the Website, building a game community and developing relationships with advertising clients in the online games industry.

Focus.cn

Focus.cn is one of the leading real estate Websites in China. Focus.cn attracts many users who are homeowners with high incomes and real estate professionals. Launched in 1999, Focus.cn has developed into what we believe is one of the most influential Websites serving the Beijing market. The Focus.cn platform serves as a basis for regional expansion in other key urban areas where Internet penetration is highest in China. As of December 31, 2006, the Website has successfully rolled out into 16 cities.

Goodfeel.com.cn

Goodfeel is a leading WAP service provider in China, offering various WAP services including ring tone and picture download. Goodfeel.com was founded in November 2001 and was acquired by us in May 2004. Goodfeel has since been integrated with our WAP business. We believe it is important for Sohu to maintain a presence on the wireless side, and more specifically in WAP, in anticipation of the imminent launch of the third generation of mobile networks in China in the future and the burgeoning market that it will bring.

Go2Map.com

Go2Map is one of the leading online mapping services providers in China founded in 1999. Go2Map mapping information platform enables online mapping services through different Internet/Intranet platforms, mobile phones, call centers and PDAs. Go2Map’s database covers points of interests in more than 307 cities across China, which has enabled it to develop multiple business applications, including sales of software and map information resources. Go2Map also provides Web surfers a free online mapping inquiry system in large Chinese cities. We acquired Go2Map in May 2005 and believe that Go2Map’s expertise in professional location-based information will enhance our search engine capabilities as well as online Website content.

Our Products and Services

Products and Services for Businesses

Brand Advertising

In brand advertising, we enjoy a strong competitive position as one of the top portals in China. We provide brand advertising services across our matrices of Web properties. Our offerings enable advertisers to post their advertisements in different forms, including textual, rich media and graphic advertisements, and in different locations on the Sohu matrix of Web properties. Our brand advertising products include but are not limited to banners, links, logos, buttons and stream advertisements placed on our Websites and sponsorships that typically focus on a particular event or a particular Website area. We charge advertisers daily or hourly rates for banners, links, logos, buttons and stream advertisements. Sponsorship contracts for a particular area of a Website or for a particular event may require fixed payments over the contract period. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our Website. Discounts from standard rates are typically provided for higher-volume, longer-term advertising contracts, and may be provided for promotional purposes.

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Websites. During the year ended December 31, 2006, approximately 850 companies advertised on our Websites. Our customers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies, which are mainly large or medium size companies. We plan to continue focusing on multinational and Chinese domestic companies as our key advertisers. In 2006, our five largest advertisers accounted for approximately 14% of total brand advertising revenues. Sohu has entered into agreements with each of these advertisers. Most of these agreements have terms of less than 12 months.

The focus of our marketing strategy is to generate brand and product awareness for Sohu.com in China with advertisers, Internet users and the general public. During the year ended December 31, 2006, we spent approximately $10.6 million in advertising expenses. As a pioneer of the PRC Internet industry, we have been able to generate substantial public awareness of Sohu in China.

As of December 31, 2006, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $3.4 million, of which $2.0 million of services were required to be provided during the year ended December 31, 2007.

Sponsored Search

We offer a series of sponsored search offerings, aiming at small and medium sized enterprises that pay fees to list on our search results, in our directory. Through our sponsored search services, we provide advertisers a cost-effective way to deliver advertisement to targeted customers by displaying advertisements in response to user actions, such as a keyword search. We offer both paid listing and bid listing on our search engine and online directory, as well as listings in our classified advertisement section. For paid listing, advertisers pay fixed lump-sum fees based on priority and keywords within a certain period. For bid listing, advertisers pay us according to a cost per click bidding price set by the advertisers.

We market our paid search services through the use of approximately 550 distribution agents as well as our internal sales force. We also have a Website Alliance network with more than 5,600 members, whereby our bid listing advertisers could choose to also post their links in different Websites of the Website Alliance members so as to increase the chance of click-through.

In 2006, we had more than 48,000 customers for our sponsored search business.

Products and Services for Users

We provide an array of products and services to our users through our Web properties, including aggregated content, communication and community, search and directory, wireless services and online games.

Aggregated Content

We also are a leading aggregator of content, and provide content on a variety of topics. We organize our content around 31 main channels on the Sohu portal. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. We also have regional Websites in four different cities in China. As of December 31, 2006, we had over one thousand and five hundred content partners, which enables us to provide a wide range of content offerings. Our content partners are leading Chinese language media and information providers in a variety of fields with coverage of major cities in China. Our arrangements with content partners are normally short-term and non-exclusive. In addition, we have established exclusive partnership/sponsorships with some of our important content partners and sponsors, including the Beijing 2008 Olympic Games, NBA, Team China Football, Team China Basketball, the fifteenth Asian Games and the sixth Inner City Games of PRC. Such exclusive content partnerships or sponsorships enable us to differentiate our brand advertising offering from other brands and to improve and strengthen our brand.

All of our channels, including co-branded third party content on our portal, are defined by the following features, that together constitute the distinct Sohu “look and feel”: the Sohu.com logo, the “Search Fox” mascot that displays different postures in different channels, the navigation bar, the color combination, the size and type of the Chinese characters, the spacing of the characters used in our directories and the reporting style. Below are descriptions of some of our main channels:

News	Delivers a comprehensive selection of local, national and international news from newspapers, magazines and other information providers throughout China. Full text search is also available on each page.

Entertainment	Contains extensive coverage of entertainment arenas that are of interest to Chinese users, including movies, television programs, plays, operas and popular and classical music.

Sports	Provides the latest in national and international sports headlines, results, commentaries and analyses as well as exclusive contents obtained from exclusive partners, such as NBA, Team China Football and Team China Basketball.

Business and Finance	Features business and financial news provided by leading financial information services in China covering both domestic and international markets. Users can retrieve real-time stock quotes, exchange rates, annual reports, research reports and other information on selected listed companies in China.

Automobile	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese automakers. Also provides automobile features, news, and product previews.

Real Estate	Together with Focus.cn, this channel offers directories of apartment, residential housing and commercial housing listings in nine major cities in China, and publishes advice and information on general real estate and home furnishing matters.

Information Technology	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese companies in the information technology industry. Features information technology news, product reviews and software downloads.

Women	Covers a broad range of lifestyle-related topics that are of particular interest to Chinese women, including fashion and trends, beauty, society, emotion and other areas.

Online Video – V.Sohu.com and S.Sohu.com

In addition to providing traditional text and picture-based content, we have focused on developing new media technologies. We have launched two online TV-like channels, V.Sohu for entertainment and S.Sohu for sports, specifically geared for video content. In addition to watching pre-set programs with broadcasting schedules, users can also enjoy programs on an on-demand basis.

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users that are important in promoting user affinity to our portal network:

Alumni Club	Alumni Club is a database service containing information on schools, classes and classmates that allows classmates to communicate and find each other. As of December 31, 2006, there were approximately seventy-seven million registered users.

Blogs	Blogs in an interactive platform for users to build their own space by posting their articles and pictures, and allow sharing of information amongst users. As a “customized portal”, we offer blog services to our users with “Fun and Personalization” features, such as, unique facility for personalized blog’s front page layout, interactive communication facilities for blog users and services integrated with a selection of Sohu products.

E-Mail	We offer e-mail services to our users with up to two-gigabyte free memory.

Picture Gallery	Offers users to post their favorite pictures and allows interaction with other users. Organizes the collected pictures in categories and offers searching function to users for locating different pictures.

Message Boards	Users can post and exchange information on message boards covering 16 main topics, ranging from education and travel to fashion, sports and all news web pages.

Search and Directory Services

In 1997, we started as China’s first online search company under the brand, Sohu, which means Search Fox in Chinese, and have continuously developed our in-house search technology. In 2004, we launched our search brand, Sogou, which means Search Dog in Chinese. Currently, we provide both keyword search services and search directory services to our users.

Under the keyword search, the end users type in the keyword in the search box on the Website, and a list of Website links related to the searched keyword will be shown as search results. The search directory is structured as a search engine by categories. The end users can choose the search type from the nine categories and are linked to the corresponding Websites to continue the search process.

Over the years, our in-house directory of Websites has been continuously expanded. With a search database of more than ten billion retrieved web pages, we believe Sohu has one of the world’s largest Chinese language online search databases. We offer our users the following search services:

Web Page Search	Our Web Page Search is based on our latest search technology, with an expanded database capacity of more than ten billion retrieved web pages. Our web page search provides users a better experience by increasing updating speed and higher relevancy for search results.

Music Search	Music Search enables people to easily find music, songs, lyrics, ring tones and other multimedia files on the Internet. The users can also sort our Music Search links by various categories, such as lists of top pop songs and singers, which are updated automatically every week based on the number of clicks.

News Search	Our News Search gathers information from over 2,000 sources, provides links to local, national and international news which are updated every minute.

Say Board	Our Say Board provides users with a query-based searchable community to exchange views and share knowledge and experiences. Users can search, read and browse Internet message boards and post messages.

Picture Search	Picture Search enables users a convenient method to search for relevant pictures by keywords.

Map Search	With advanced technology, our Map Search helps users search for maps, get directions, and find locations quickly and easily within China.

Wireless Services

We operate as a service provider to China’s leading mobile network operators, offering a wide range of wireless products focused on entertainment, information and communications. These products are available to end users via a broad choice of technologies, such as SMS, WAP, MMS, RBT and IVR services. We provide wireless services mainly pursuant to our cooperation arrangements with all of the four Chinese mobile network operators and their provincial subsidiaries.

We offer a variety of products and services to our users by utilizing the content of our portals to create fee-based services. Users can purchase our wireless services through our Websites or through mobile phones and pay for such services on a monthly subscription basis or per-message basis. Users may subscribe to receive news, alerts and other information, download ring tones and logos and alumni clubs, participate in dating and friends matching as well as play games, and order other mobile related content. Pursuant to our cooperation arrangement with mobile network operators, the monthly service fees charged on users range from $0.062 to $3.835 per month and single message fees range from $0.006 to $0.511 per message. For the year ended December 31, 2006, approximately 61% of our SMS revenues was derived from consumers who subscribe for monthly services. We do not directly bill and collect fees from users. Instead, we rely on mobile network operators to bill and collect our service fees. After collecting service fees from users on behalf of Sohu, mobile network operators will deduct a percentage of such revenue as gateway fees and service fees before paying the balance to us. Such percentages normally ranges from 15%-55% based on contract rates.

Online Games

In 2006, we operated two multiplayer online role playing games (MMORPG games), namely, Knight Online and Blade Online. The former was licensed from a Korean developer and launched in 2003. The latter was co-developed with a Beijing-based game studio and launched in 2004. In addition to MMORPG games, we also operate a casual game platform on our portal, mainly consisting of self-developed chess and board games. Our online games revenues have been included within our other non-advertising revenues and are a relatively small part of our business. In November 2006, we terminated the operation of Knight Online when the license contract expired. We will maintain servers for Knight Online until March 20, 2007. In December 2006, we announced the launch of Blade Hero Online, which is the upgraded version of Blade Online. Blade Hero Online was offered on a free-to-play basis and we sell virtual products in the game to generate income.

E-commerce

We started the e-commerce portion of our business in 2000, selling products at store.sohu.com. We made direct sales to customers (the B2C model). Under the B2C model, we purchased products from suppliers, stocked the goods in our warehouse, and, upon receiving orders from customers through our Websites, arranged for delivery. In 2005, we implemented an additional business model - the n2N model. Under the n2N model, suppliers list their products on our Website and receive orders directly from customers through the Website. On June 20, 2006, we discontinued the e-commerce platform of physical consumer goods in order to focus on profitable segments.

Competition

The Internet and Internet-related markets in China are relatively new and rapidly evolving. There are many companies in the domestic and international markets that distribute online content, value-added telecommunications services targeting Chinese users. We now are facing more intense competition from both domestic and international competitors for providing content and services over the Internet, including brand advertising, content, community tools, search engines, web directories, wireless services and online games. For example, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by private and PRC government entities. As an Internet portal, we compete with these portals, including but not limited to Sina, Tencent, Netease and Tom Online, and vertical sites, such as SouFun. Our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, ZhongSou, Google and Yahoo! China. In addition, we compete with pure-play services providers, such as, KongZhong and Linktone; operators of global leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and AOL; and other online games operators including Shanda and The9, currently offer, and could expand, their online products and services targeting China. These sites compete with us for visitor traffic, advertising dollars, Internet services, wireless services and potential partners.

In the PRC Internet market, competition is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market. Our competitors may have certain competitive advantages over us in terms of:

•	substantially greater financial and technical resources;

•	more extensive and well developed marketing and sales networks;

•	better access to original content and information;

•	greater global brand recognition among consumers; and

•	larger customer bases.

We compete with other portals in China primarily on the following basis:

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of our Websites and content;

•	strategic relationships;

•	quality of our services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	price.

Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media — such as newspapers, magazines, radio and television — for advertisers, advertising revenues and content. Some of these traditional media have extended their businesses into the Internet market such as CCTV.com and XinHuaNet. Accordingly, we will face more intense competition with traditional media companies in both their traditional media, and in the Internet-related markets.

Government Regulation and Legal Uncertainties

The following description of PRC laws and regulations is based upon the opinions of TransAsia Lawyers, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see “Risk Factors”.

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

Telecommunications Laws and Regulations

Among all of the applicable laws and regulations, the Telecommunications Regulations of the People’s Republic of China, or the Telecom Regulations, implemented on September 25, 2000, is the primary governing law, and sets out the general framework for the provision of telecommunication services by domestic PRC companies. Under the Telecom Regulations, it is a requirement that telecommunications service providers procure operating licenses prior to their commencement of operations. The Telecom Regulations draw a distinction between “basic telecommunications services” and “value-added telecommunications services”. Value-added telecommunications services are defined as telecommunications and information services provided through public networks. A “Catalogue of Telecommunications Business” was issued as an attachment to the Telecom Regulations to categorize telecommunications services as basic or value-added. In February 2003, the Catalogue was updated, and categorizing online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search as value-added telecommunications services. Accordingly, there are various types of telecommunications services, in which Sohu is engaged that are regulated as value-added telecommunications services.

Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which were issued by the PRC State Council on December 11, 2001, and became effective on January 1, 2002. The FITE Regulations stipulate that telecommunications enterprises in the PRC with foreign investors, or FITEs, must be established as Sino-foreign equity joint ventures. FITEs can undertake operations in basic telecommunications services and value-added telecommunications services. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to an FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

In view of the restrictions on foreign direct investment in the telecommunications sector, we established several domestic Variable Interest Entities, or VIEs, to engage in value-added telecommunications services. For a detailed discussion of our VIEs, please refer to below “Our PRC Corporate Structure”. In view of the FITE Regulations and Sino-Foreign Equity Joint Venture Law, we may consider establishing a foreign-invested telecom entity at an appropriate time.

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

On August 18, 2004 and May 30, 2005, the MII issued to Sohu Internet and Goodfeel, respectively, a Value-Added Telecommunications Services Operating License each of which authorized the provision of value-added telecommunication services nationwide. Both of these licenses have a valid term of five years and are subject to annual inspections. In addition to the Value-Added Telecommunications Services Operating License, we require various other licenses and permits so as to provide Internet-related services in China. For a detailed discussion, please refer below to “Classified Regulations”.

Our PRC Corporate Structure

We have the following subsidiaries in China:

•	Beijing ITC, established in 1997 by Sohu Hong Kong;

•	Sohu Era, established in 2003 by Sohu Hong Kong;

•	Sohu Software, established in 2003 by Sohu Hong Kong;

•	Go2Map Software, acquired in 2005 as a result of the acquisition of Go2Map Inc;

•	Sogou Technology, established in 2006 by Sogou BVI; and

•	Sohu Media, established in 2006 by Sohu Hong Kong.

Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media are structured as wholly foreign-owned companies engaged in the development of Internet technologies and related software. Under current PRC law, the establishment of wholly foreign-owned companies must be approved by the relevant local branch of the MOC, and such companies may commence operations only upon the issuance of a business license by the relevant local branch of the State AIC, such as the Beijing AIC. Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media have been issued business licenses by Beijing AIC, and Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media have obtained a New Technology Enterprise Qualification Certificate issued by Beijing Science and Technology Commission.

In the opinion of TransAsia Lawyers, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media have presently satisfied both of the aforementioned requirements.

As mentioned above, the telecommunications value-added services business is an area in which foreign investment is restricted. Thus, we have established the following VIEs through contractual arrangements with our subsidiaries to perform certain value-added telecommunications services.

•

High Century, a PRC company established in 2001, and 80% owned by Dr. Zhang, our founder, Chairman and Chief Executive Officer, and 20% owned by one of our employees. High Century is structured as an investment management and consulting company in China;

•

Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd, or Hengda, a PRC company established in 2002, that is owned by two of our employees. Hengda is structured to provide Internet-related services in China. The company’s name of Hengda was changed to Sohu Entertainment as of June 9, 2006;

•	Sohu Internet, a PRC company established in 2003, that is 75% owned by High Century and 25% owned by Sohu Entertainment. Sohu Internet is structured to provide Internet-related services in China;

•	Goodfeel, a PRC company we acquired in 2004. Goodfeel is owned by two of our employees and has entered into a series of agreements to provide wireless services in China;

•	Huohu, a PRC company established in 2005. Huohu is owned by Sohu Era and an employee of Sohu. Huohu is structured to engage in software and technology development for the gaming business;

•

Tu Xing Tian Xia, a PRC company we acquired in 2005. High Century and Sohu Internet own 56.1% and 43.9% interests in Tu Xing Tian Xia, respectively. Tu Xing Tian Xia is structured to provide online mapping service in China;

•

Feng Yang Tian Lang, a PRC company that we established in December 2005. High Century and Sohu Internet each hold 50% of the equity interests in Feng Yang Tian Lang, which is structured to engage in the online advertising business;

•	Sogou Information, a PRC company that we established in December 2005. Sogou Information is owned by two of our employees and is structured to provide Internet-related services in China;

•

Guangzhou Interactive, a PRC company that we established in November 2006. Guangzhou Interactive is 50% owned by Sohu Internet and 50% owned by High Century. Guangzhou Interactive is structured to provide Internet-related and wireless services in Guangdong; and

•

21 East Beijing, a PRC company engaging in entertainment business in China. We acquired 70% interests in 21 East Beijing through High Century in October 2006. The remaining 30% interests in 21 East Beijing were owned by third party individuals.

Sohu has extended interest-free loans to the individual shareholders of the VIEs to fund their capital investment in the VIEs. We have also entered into a series of agreements with the individual shareholders to transfer their shares in the VIEs to us when required to do so. All of our VIEs presently have valid business licenses issued by the relevant local branch of the State AIC. In addition, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia and Sogou Information have been issued New Technology Enterprise Qualification Certificates by Beijing Science and Technology Commission.

In February 2007, we completed the liquidation of one of our former VIEs, Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), a PRC company that was 80% owned by Dr. Zhang, our founder, Chairman and Chief Executive Officer, and 20% owned by High Century. In addition, Beijing ITC is in the process of liquidation.

The MII promulgated on July 13, 2006 a Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services. The notice is designed to strengthen the administration of foreign investment in PRC telecommunication businesses, particularly those involving value-added telecommunications services, which encompass a wide variety of activities related to the provision of service/content via telecommunications networks. As such, the notice requires the following: Telecom companies (or their shareholders) must hold the domain names and trademarks that they use in their provision of value-added telecommunication services, and must hold necessary business premises and facilities (including servers) within the region covered by their ICP licenses and correspond to the ICP services.

In compliance with the Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services, an enterprise holding an ICP permit must be the entity that possesses the key intellectual property rights, e.g., domain names and trademarks. In this connection, Sohu Era is in the process of transferring several of its domain names and trademarks to Sohu Internet, which will license the same to Sohu Era and Sohu Media.

In the opinion of TransAsia Lawyers, the ownership structures of each of Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology, Sohu Media, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and 21East Beijing comply with all existing laws, rules and regulations of the PRC and each of the sixteen companies as described herein has the full legal right, power and authority, and has been duly approved to carry on and engage in the business as described in its business license.

Classified Regulations

Online Advertising

Under the Administrative Regulations for Advertising Licenses and the Implementation Rules for the Administrative Regulations for Advertising, both of which were issued by the State AIC on November 30, 2004 and effective as of January 1, 2005, enterprises (except for broadcast stations, television stations, newspapers and magazines, non-corporate entities and other entities specified in laws or administrative regulations) are generally exempted from the previous requirement to obtain an advertising license. Exempted enterprises are only required to apply for the inclusion of advertising services in their business license.

We established Feng Yang Tian Lang and Sohu Media in 2005 and 2006, respectively. Both companies had included the provision of advertising services in their business scope on their business licenses.

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

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in conspicuous locations on their home pages. ICPs are required to police their Websites and remove certain prohibited content. This obligation reiterates Internet content restrictions that have been promulgated by other PRC ministries.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner.

On July 28, 2003, the BTA issued to Sohu Internet a Telecommunications and Information Services Operating License (or ICP license). On June 10, 2004, Goodfeel obtained an ICP license issued by BTA. On April 21, 2005, Tu Xing Tian Xia was issued an ICP license by BTA. On December 3, 2005, the BTA issued to Sogou Information an ICP license. All of these ICP licenses have a term of five years and are subject to annual inspections.

Online News Dissemination

On September 25, 2005, the Administrative Regulations for Internet News Information Services (or News Regulations) were jointly promulgated by the State Council Information Office and MII to replace the previous Provisional Rules for the Administration of the Operation of News Publication Services by Web Sites (or Old News Rules) issued on November 7, 2000. The News Regulations stipulate that general Websites established by non-news organizations, such as Sohu, may publish news released by certain official news agencies if such Websites satisfy the requirements set forth in Article 8 of the regulations but may not publish news items produced by themselves or other news sources. The aforementioned requirements include the following:

•	they must comply with the constitution, laws and regulations of the PRC, uphold and not mislead the society’s public opinion, and safeguard national and public interests;

•	they must have sound administrative rules and regulations concerning Internet news services;

•	they must have the necessary premises, equipment and legally-raised funds;

•	they must have ten or more professional news editors, at least five of whom have worked at a news agency for a minimum of three years;

•

they must be legal persons who have been legally established for at least two years, engaged in the operation of Internet news services and have not had administrative penalties imposed due to violation of laws and regulations on the administration of Internet news services within the last two years;

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

On May 11, 2004, Sohu Internet obtained the permit to engage in online news dissemination services, which was issued by the Information Office of the Beijing Municipal Government (the local arm of the SCIO) under the Old News Rules. On June 6, 2006, such permit was updated by the SCIO in accordance with the News Regulations.

Internet Medical, Health and Pharmaceuticals Information Services

The Measures for the Administration of Internet Medical and Health Information Services were issued by the Ministry of Health, or MOH, on January 8, 2001. Under these measures, the MOH is responsible for reviewing the qualifications of Websites and approving their publication of health-related information. Additionally, in accordance with the Provisional Rules for the Administration of Internet Pharmaceuticals Information Services, issued by the State Food and Drug Administration, or SFDA, on July 8, 2004, the formal approval of the SFDA or one of its local branches is required before a Website may disseminate information concerning pharmaceuticals.

According to the aforementioned regulations, medical, health and pharmaceutical information provided by Websites must be scientific and accurate and must indicate the sources of such information. Websites that are approved to disseminate such information must also publish or reprint health policies, information on epidemics and major health-related incidents, and other health-related information in accordance with law. Furthermore, medical and pharmaceutical advertisements published by such Websites must not exaggerate the efficacy or promote the medical uses of such products.

Sohu Internet obtained the aforementioned approvals from and completed registration with the MOH on November 17, 2005. On October 25, 2004, Sohu Internet received from the SFDA approval to disseminate information concerning pharmaceuticals.

Online Audiovisual Transmission

On July 6, 2004, the SARFT issued the Measures for the Administration of the Transmission of Audiovisual Programs over Information Networks such as the Internet, which came into effect on October 11, 2004. These measures provide that Websites authorized to disseminate news may apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs allowing the online dissemination of streaming video. In accordance with these measures, we have applied to the SARFT for this permit in 2005. We also understand that the SARFT is adjusting its regulatory system in this area and may promulgate new legislation in 2007.

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

Online Games and Cultural Products

On December 30, 1997, the SPPA (renamed as the GAPP) issued the Rules for the Administration of Electronic Publications, or Electronic Publication Rules, which took effect as of January 1, 1998. The Electronic Publication Rules outline a licensing system for business operations involving electronic publications, which are currently interpreted by the GAPP to include online games. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of, and register the copyright license contract with GAPP. On July 27, 2004, the GAPP issued a Notice for the Implementation of the State Council Decision for Centralization of the Approval Power of the Electronic, which required that foreign games be imported through the holder of Permit for Internet Publishing. At the end of 2006, the GAPP further required the holder of the Permit for the Internet Publishing to submit a monthly report stating that any foreign online game which it publishes has not had significant changes in content since the approval.

On May 10, 2003, the MOC issued the Provisional Regulations for the Administration of Online Culture, which took effect on July 1, 2003. This regulation applies to entities engaging in activities related to “online cultural products”, including music and video files, network games, animation features and audiovisual products, performed plays and artwork converted for dissemination via the Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

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

Online Audiovisual Products Distribution

On November 25, 2006, the newly amended Measures for the Administration of the Wholesale Retail and Rental of Audiovisual Products were promulgated by the Ministry of Culture as Decree No.40 and were effective as of December 1, 2006; the original Measures for the Administration of the Wholesale, Retail and Rental of Audiovisual Products were repealed. The new measures substantially amend the old measures by lowering the requirements related to market access, business premises size and number of full-time staff, by canceling restrictions on the registered capital of entities distributing audiovisual products, and by encouraging diversity in business models. On August 10, 2004, the Beijing Cultural Bureau (the local arm of the MOC) issued to Sohu Internet an Audiovisual Products Operating Permit authorizing the online distribution of audiovisual products.

In addition, the 2003-2010 Development Plan for the Cultural Market, issued on February 20, 2003 by the MOC, outlines the MOC’s plans to initiate an electronic administration system for the distribution of audiovisual products online. Although no specific legislation has been issued in this regard, we are aware that further administrative approvals may be required in the future in connection with our online audiovisual product business activities.

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

•

“State secrets” are defined as “matters that affect the security and interest of the state”. The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and “other State secrets that the State Secrecy Bureau has determined should be safeguarded.”

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

Sohu Internet successfully registered its Website with the Beijing AIC on September 11, 2003. Accordingly, the electronic registration mark is prominently placed on its homepage.

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

Encryption Software

In October 1999, the State Encryption Administration Commission promulgated the Regulations for the Administration of Commercial Encryption, followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission. Both of these regulations address the use in China of software with encryption functions. According to these regulations, encryption products purchased for use must be reported. Violation of the encryption regulations may result in the issuance of a warning, levying of a penalty, confiscation of the encryption products and even criminal liabilities. On March 18, 2000, the Office of the State Commission for the Administration of Cryptography issued a public announcement regarding the implementation of those regulations. The announcement clarifies that:

•

Only specialized hardware and software, the core functions of which are encryption and decoding, fall within the administrative scope of the regulations as “encryption products and equipment containing encryption technology”. Other products such as wireless telephone, Windows software and browsers do not fall within this scope.

•

The State Commission for the Administration of Cryptography changed its name to the State Cryptography Administration Bureau (SCAB) in March 2005. The SCAB maintains authority over the importation, research, production, sale and use of cryptographic products in China (“products” are defined to include any cryptographic technologies and products to be applied in the encryption or secure authentication of information other than state secrets). Legislation was issued to restrict the importation, research, production and sale of encryption products and requiring that the encryption functions of such products be placed in escrow with the SCAB for reasons of national security.

We are in full compliance with current PRC legislation governing encryption software.

Wireless Services

Sohu Internet and Goodfeel’s business activities include the provision of online services related to wireless services, including SMS, WAP, MMS, RBT and IVR.

On April 25, 2004, the MII issued a notice stating that mobile network operators can only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MII before conducting operations, and that such carriers must terminate mobile network access for those providers who have not secured the required licenses within a thirty-day grace period. On the basis of the notice, China Mobile Communication Corporation, or CMCC, has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of CMCC on April 12, 2004.

Sohu Internet and Goodfeel were granted the license to provide trans-regional value-added telecommunication services on August 18, 2004 and March 30, 2005, respectively.

Consumer Protection and E-mail Services

The MII has set forth various requirements for consumer protection in a notice issued on April 15, 2004, which addresses certain problems in the telecommunications sector, including ambiguity in billing practices for premium services, poor quality of connections and unsolicited SMS messages, all of which infringe upon the rights of consumers.

This trend was continued with the issuance of the Notice Regarding the Ratification and Administration of Mobile Information Services Fees and Charges Method by MII on May 23, 2006.

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

On February 20, 2006, the MII promulgated the Measures for the Administration of Internet E-mails Services, effective as of March 30, 2006. Under these new regulations, the “Opt-in” System is expected to be introduced into the area of e-mail services, whereby e-mails containing commercial advertisements are not delivered unless specifically requested by users. Furthermore, the subject line of all e-mails containing commercial advertisements will be required to have the label of “advertisement” or “AD”. In addition, the IP address of each server that supports e-mail will be registered in order to facilitate the tracing and identification of spam sources. We have adjusted our e-mail systems and forms to fulfill the relevant requirements.

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

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (ii) Sohu.com (stylized), registered on August 1, 2000; and (iii) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “Sohu.com” issued by the China Trademark Office in October 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including the Sohu Fox logo, 17173.com, Focus.cn, Goodfeel, Sogou, Go2Map and their corresponding Chinese version marks. We received registration certificate for the marks “Focus.cn” and “Go2Map”, respectively, in November 2004 and November 2000, and transfer certificates for the marks “17173” and “GoodFeel”, respectively, in February 2005 and June 2006, while the others are still under examination by the China Trademark Office. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

Many parties are actively developing chat, homepage, search and related Web technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies may arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims, from time to time, relating to the intellectual property of others in the ordinary course of our business.

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

Technology Infrastructure

Currently, we have established two main service provision centers in Beijing through China Netcom Communication Corporation, or CNC, to maintain most of our servers. In addition, we have established a branch node in the Sichuan Province through China Telecom Sichuan Publish Information Industry Co., Ltd., a branch node in Shanghai through Shanghai Telecom, and a branch node at the Tsinghua University through China Education and Research Network, or CERNET, in order to cover different areas and provide better services to users in China. CNC, China Telecom Corporation, or China Telecom, and CERNET are three largest Internet connection service providers in China and their nodes in Beijing are the central hubs of the ChinaNet backbone.

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

Employees

As of December 31, 2006, we had 1,971 full-time and part-time employees. We also employ independent contractors to support our research and development, marketing, sales and editorial departments. None of our personnel are represented under collective bargaining agreements.

Our senior management, key executives and most full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. In addition, most of our employees have employment agreements with Sohu Era, Sohu Software, Sohu Internet and Go2Map Software, our PRC operating entities, which contain similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A significant number of our employees hold share-based awards in Sohu, which provides additional financial incentives to them. These options generally vest over a period of one to four years.

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

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on advertisers in certain industries for brand advertising revenues, our reliance on certain key third party distributors for sponsored search revenues and our reliance on mobile network operators for our wireless revenues. The Chinese Internet industry is at an early stage of development. We are unsure if it will continue to grow, and if it does, the rate at which it will grow. In addition, we are subject to government regulations that may change at any time with or without notice. Fluctuations in the industries of our key advertisers may affect our brand advertising revenues materially, because they may cut their spending on online marketing if there is any downturn in their industries. We rely on certain third party distributors to sell our sponsored search products. If we lose any of our key distributors, our business may be materially affected. We rely on mobile network operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our wireless revenues could be reduced significantly.

As a result, we believe that year-to-year and quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In addition, we have experienced very high growth rates in certain business lines in the past, and there may be expectations that these growth rates will continue. In the past, our operating results have sometimes fallen below the expectations of public market analysts and investors, and they may do so again in the future. In this event, the trading price of our common stock may fall.

We face intense competition which could reduce our market share and adversely affect our financial performance.

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, wireless services, online game users and potential partners. The Internet market in China is relatively new and rapidly evolving. Competition is intense and expected to increase significantly in the future, because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet market, including Sina, Netease, Tencent, Baidu, Tom Online, KongZhong, Linktone, Shanda, The9, Google and Yahoo! China. In addition, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities. These private and government sponsored competitors may have certain competitive advantages over us in terms of:

•	substantially greater financial and technical resources;

•	more extensive and well developed marketing and sales networks;

•	better access to original content and information;

•	greater global brand recognition among consumers; and

•	larger customer bases.

We compete with other portals in China primarily on the following bases:

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of our Websites and content;

•	strategic relationships;

•	quality of our services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	price.

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share. It is also possible that new competitors may emerge and acquire significant market share. In particular, our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, Google and Yahoo! China. In addition, operators of leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and America Online, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations, such as telecommunication operators, in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market. For example, on September 19, 2006, China Telecom Corporation (or China Telecom) and Microsoft announced an agreement pursuant to which Microsoft will provide Windows Live search service to 25 million users of China Telecom. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues.

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

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, wireless, and online games customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. Accordingly, our revenues will need to increase at least proportionately in order for us to maintain our current levels of profitability.

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

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the evolution of Web 2.0, Internet users may shift to new modes of information sharing, such as blogs. Moreover, we have used peer-to-peer streaming technology on video content to promote our online video. Our competitors may develop their own peer-to-peer streaming technology or update their existing technology to surpass us. With the development of search engine technologies, Internet users may choose to access information, news and content through search engines rather than portals. In addition, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media message services, wireless games, wireless downloads and other applications. Accordingly, we will need to adapt our business to cope with the changes and support these new services to be successful. In addition, the online games industry is evolving rapidly, so we need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs if our new online games are less attractive to users. In addition, the MII is cooperating with other administrations, including the Ministry of Public Security, the Ministry of Culture and the Ministry of Justice, to draft industry standards or regulations regarding Spyware software. If we cannot adapt to new industry standards, more technical expenses could be required in the future.

We depend on online advertising for a significant portion of our revenues, but the online advertisement market includes many uncertainties, which could cause our advertising revenues to decline.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Advertising revenues represented approximately 68% of our total revenues for both the years ended December 31, 2006 and 2005. For the years ended December 31, 2006 and 2005, our five largest advertisers accounted for approximately 14% and 17% of our total brand advertising revenues, respectively. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

•

The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising.

•

Changes in government policy could restrict or curtail our online advertising services. For example, since July 2006, the PRC government has enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients.

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

By posting bid listing links on their Websites, we share the revenues generated from clicks by users with our Website Alliance members. For the year ended December 31, 2006, the total revenues generated from Website Alliance accounted for approximately 75% of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our sponsored search revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenues may decline.

We rely on wireless services for a significant portion of our revenues. Wireless revenues have decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We have derived our wireless revenues in prior periods from providing SMS, WAP, MMS, RBT and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other mobile related products to mobile phone users and Personal Handy-phone System (or PHS) users. For the years ended December 31, 2006 and 2005, wireless revenues represented approximately 24% and 25%, respectively, of our total revenues.

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

•

Changes in the billing practices or operational rules and procedures of any of the four mobile network operators on whom we rely for service delivery and fee collection — namely, CMCC, Unicom Corporation Limited (or Unicom), CNC and China Telecom — could have a material impact on our wireless revenues. For instance, in July 2006, two major mobile network operators, CMCC and Unicom, introduced new policies on wireless value-added service, including extension of the trial period, double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscriptions. In October 2006, the MII issued a guideline to regulate wireless value-added services, which reiterated policies carried on by major mobile network operators, including double confirmation, billing reminders, etc. On January 1, 2007, a notice of the MII , which focuses on the protection of mobile phone users’ right to select services and the strengthening of regulation on billing procedure, came into effect. We believe that our wireless revenues would be negatively affected by the implementation of these policies in the near term;

•

Changes in government policy could restrict or curtail the services which we provide. The MII has proposed requiring all handset users (including pre-paid mobile phone users) to register using their real names. If this requirement is implemented, it may cause the decrease of new customers, and in turn, reducing our wireless revenues;

•

Mobile network operators may impose penalties on wireless service providers, or SPs, for violating certain operating policies relating to the provision of wireless services. We have received several penalty notices from mobile network operators, claiming a breach of cooperation contracts and imposing both service suspension sanctions for a period of not more than a year and/or monetary penalties. There is no guarantee that we will not be subject to similar, or more severe, penalties from mobile network operators in the future, which could significantly impair our wireless business;

•

We may enter into cooperation agreements with mobile network operators on terms that are not favorable to us since we have limited bargaining power to negotiate contract terms. In addition, mobile network operators may unilaterally revise their agreement at any time. As a result of such contract terms, we could easily be found in breach of our agreement with an operator and may be subject to penalties; and

•

Mobile network operators may not enter new agreements or renew existing agreements with SPs with respect to wireless services. However, those mobile network operators will continue work with us to provide services and monthly statements. New or renewed agreements with mobile network operators could change in a way that would be unfavorable to us, or such agreements may not be entered into at all.

We rely on contracts with the mobile network operators in a number of ways with respect to our wireless services, including the billing of, and collection from, mobile phone users of wireless service fees. If our arrangements with mobile network operators were to be terminated, altered or not renewed, or if such operators did not provide continuous or adequate service, our revenues could be reduced.

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

We face significant risks with respect to our arrangements with mobile network operators which could adversely affect our wireless revenues. Such risks include the following:

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

•

The service fees we pay for using an operator’s infrastructure are set on the basis of negotiation of annual contracts. Our negotiation leverage is limited and if an operator increases its service fees or does not comply with the terms of our contract, our gross margin and profitability could be materially reduced. It is possible that some subsidiaries of the mobile network operators may consider increasing their service fees;

•

We are required to follow the operators’ guidance in setting up wireless service fees. We also rely on the mobile network operators to collect the fees on our behalf which they have billed to our mobile customers. If an operator requires us to reduce the wireless service fees charged to mobile customers, disallows us from billing of certain inactive customers, refuses to pay us, requires us to share bad debts expenses, or, limits the amount of wireless service fees which can be billed or requires us to comply with any new billing rules, our wireless revenues could be adversely affected;

•

An operator’s refusal to allow us to supply certain services could disrupt our wireless services. For example, during the period from September 1, 2004 to July 31, 2005, our MMS services were temporarily suspended by CMCC, based on allegations that Beijing Sohu, which was one of our VIEs at the time, breached certain provisions of its agreement with a CMCC subsidiary;

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

The wireless market is new and rapidly evolving in China. Many of our current and potential wireless customers have limited experience using the Internet for subscription services. The growth in our wireless revenues depends upon user acceptance of our existing and new services, such as our wireless dating, news, sports and jokes content, mobile alumni club and other products. Because these services are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth or usage. Customers may not be willing to fully embrace the products and services we offer.

Our investment in the online games business may not be successful.

We have invested and may invest further in our online games business. The offering of online games is currently one of the fastest growing online services in the PRC. We currently rely on licenses from third party game companies. Our license of Knight Online expired in November 2006, and we discontinued our operation of Knight Online when the license contract expired. Our license of Blade Online will expire in September 2008. In the event that a license expires and we wish to renew such license, the licensor may only agree to renew such license upon an increase in the license fee that we pay to such licensor. In addition, our business might be significantly affected if there are any changes in the PRC laws or regulations in relation to these businesses. For example, the PRC government has issued a new law to implement restrictions and further regulation on the online games industry. Based on these rules, online games companies are required to install an “anti-fatigue system”, which discourages game participants from playing games for more than five hours per day. In addition, the PRC government is planning to make a compulsory requirement for online game players to register their real names and provide ID numbers when playing games. Also, with the requirement of the real name registration for online game players, the government will implement a rating system for online games. For those online games rated as not suitable for children under the age of 18, children under the age of 18 will be unable to access such game if a real name registration is in place. As a result, our revenues from online games may be adversely affected. We may not succeed in these markets despite our investment of time and funds. If we fail to achieve a significant market position, we will fail to realize our anticipated returns on these investments.

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

The acquisition and integration of Go2Map create certain risks and uncertainties.

We completed the acquisitions of all of the outstanding capital stock of Go2Map Inc., and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc (collectively “Go2Map”) in May 2005. As a result of these acquisitions, we continue to spend considerable time and effort integrating into our company the employees, organization, customers and operations of Go2Map. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased sponsored search revenues. During the year ended December 31, 2006, Go2Map was operating at a loss. In addition, we might be required to obtain additional licenses or approvals from relevant government authorities based on the application laws and regulations and might incur additional costs and expenses in obtaining any such licenses and approvals.

We may be required to record a charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of December 31, 2006, our goodwill and amortizable intangible assets arising from acquisitions were approximately $62.0 million.

Changes in accounting rules for share-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

Our performance is largely dependent on talented and highly skilled individuals. Our future success depends on our continuing ability to identify, develop, motivate and retain highly skilled personnel for all areas of our organization. We have a history of using employee stock options and restricted stock units to align employees’ interest with the interests of our shareholders and encourage quality employees to join us and retain our quality employees by providing competitive compensation packages. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (or SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our operating results contain a charge for share-based compensation expense related to employee stock options and restricted stock units. The recognition of share-based compensation in our statement of operations would have a negative effect on our reported results and earnings per share, which could in turn negatively affect our stock price. On the other hand, if we alter our employee stock incentive plan to minimize the share-based compensation expenses, it may limit our ability to continue to use share-based awards as a tool to attract and retain our employees, and it may adversely affect our operations.

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

Additionally, our business relies on our financial reporting and data systems (including our systems for billing users of our fee-based services), which have grown increasingly complex in the recent past due to acquisitions and the diversification and complexity of our business. Our ability to operate our business efficiently depends on these systems, and if we are unable to adapt to these changes, our business could be adversely affected.

If we fail to establish and maintain relationships with content and technology providers and infrastructure providers, we may not be able to attract and retain users.

Although, we may secure more attractive, high-quality music and content after the acquisition of 21 East, we will still need to rely on a number of third party relationships to attract traffic and provide content in order to make our Websites more attractive to users and advertisers. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. Some content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our premier content providers. If we are not able to renew our exclusive deals or premier content become exclusive to our competitors, our attractiveness to users will be severely impaired. Except for the exclusive content, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

Our business also depends significantly on relationships with leading technology and infrastructure providers and the licenses that the technology providers have granted to us. Our competitors may establish the same relationships as we have, which may adversely affect us. We may not be able to maintain these relationships or replace them on commercially attractive terms. For example, there are uncertainties in the wireless industry, such as the delayed issuance of 3G licenses and rumors concerning the possible restructuring of state-owned telecommunication companies, that increase our risk in maintaining co-operation relationship with mobile network operators.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company and a direct and indirect major shareholder of High Century, Sohu Internet, Tu Xing Tian Xia and Feng Yang Tian Lang. We rely on his expertise in our business operations, and on his personal relationships with the relevant regulatory authorities, our customers and suppliers. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology staff for the operation of Sohu. Given the competitive nature of the industry, the risk of key technology staff leaving Sohu is high and could have a disruptive impact on our operations.

Rapid growth and a rapidly changing operating environment strain our limited resources.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As the demands of our audience and the needs of our customers change, and as the number of our users and volume of online advertising, and wireless activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

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

We depend on ChinaNet, CNC and China Telecom for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

Although private Internet service providers exist in China, almost all access to the Internet is maintained through ChinaNet, currently owned by CNC and China Telecom, under the administrative control and regulatory supervision of the MII. We rely on this infrastructure and CNC and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

We have signed Bandwidth Provision and Server Hosting Agreements with CNC and China Telecom. Under these agreements, we established two main service provision centers to maintain most of our servers in Beijing. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

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

We conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media (or collectively PRC subsidiaries), and VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and 21 East Beijing. We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Beijing ITC, Sohu Era, Sohu Software and Sohu Media, is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, and certain other industries, our VIEs are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu, rather than by Sohu.

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

The notice emphasizes that foreign investors who wish to engage in value-added telecommunication services must strictly follow the relevant rules and regulations on foreign investment in telecommunication sectors. The notice also prohibits domestic telecommunication services providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in China. According to the notice, either the holder of a value-added telecommunication service license or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of Value-added Telecommunication Services. The notice further requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered by its license. Value-added services license holders are required to evaluate the compliance with the requirements set forth in the notice. We are in the process of transferring several of our domain names and trademarks to Sohu Internet, which licensed the same to Sohu Era and Sohu Media, and we may modify other certain aspects of our business structure in order to further comply with these requirements. In addition, new PRC Internet and foreign exchange laws and regulations were recently adopted. Accordingly, it is possible that the PRC government may ultimately take a view contrary to ours.

In addition, under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization, or WTO, regulation of foreign investment in PRC Internet services is to be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter. China officially entered the WTO on December 11, 2001. However, the implementation of China’s WTO accession agreements is still subject to various conditions.

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

If we or any of our PRC subsidiaries and VIEs were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violations, including, without limitation, the following:

•	levying fines;

•	confiscating our income;

•	revoking our licenses;

•	shutting down our servers and/or blocking our Websites;

•	requiring us to restructure our ownership structure or operations; and

•	requiring us to discontinue any portion or all of its Internet and value-added telecommunication businesses.

We may rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants. For any dividend received by Sohu.com Inc., it may be subject to US tax at 34% to 35%.

We are a holding company with no operating assets other than investments in Chinese operating entities, including Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and 21 East Beijing. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s, Sohu Software’s, Go2Map Software’s, Sogou Technology’s and Sohu Media’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, subject to possible reduction to the extent that our PRC subsidiaries pay a tax in China and would therefore be entitled to a foreign tax credit, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive.

As of December 31, 2006, Sohu had outstanding long-term loans of $9.9 million to Dr. Zhang, Sohu’s Chief Executive Officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in High Century; High Century, which is owned 80% by Dr. Zhang and 20% by an employee; Sohu Entertainment, which is owned by two of our employees; Goodfeel, which is owned by two of our employees; Huohu, which is owned 75% by Sohu Era and 25% by an employee; Sogou Information, which is owned by two of our employees, and Guangzhou Interactive, which is owned 50% by Sohu Internet and 50% by High Century. High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. As of December 31, 2006, the loans also included amounts used to finance investments in Beijing Sohu, which was owned 80% by Dr. Zhang and 20% by High Century, and was liquidated in February 2007.

The loan agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information or Guangzhou Interactive to us; (ii) the shares of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information or Guangzhou Interactive cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive. Dr. Zhang and the other employee borrowers have pledged all of their shares in High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive as collateral for the loans and the loans bear no interest and are due on demand after November 2003 in the case of High Century; after November 2005 in the case of Huohu; after August 12, 2006 in the case of Sogou Information; after October 2006 in the case of Goodfeel; after November 3, 2006 in the case of Sohu Entertainment and the earlier of a demand or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive is uncertain.

Furthermore, because of uncertainties associated with the PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive.

We depend upon contractual arrangements with High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Guangzhou Interactive for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Guangzhou Interactive, in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Guangzhou Interactive fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

Dr. Zhang, our Chief Executive Officer and a major shareholder of our company, is also the direct and indirect majority shareholder of High Century, Sohu Internet, Tu Xing Tian Xia, Feng Yang Tian Lang and Guangzhou Interactive. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict with him arises.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, we could be subject to severe penalties.

The PRC has enacted regulations that apply to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online advertising and value-added telecommunication services. In addition, the PRC may promulgate new laws, rules or regulations at any time. If these current or future laws, rules or regulations regarding Internet-related activities, are interpreted to be inconsistent with our ownership structure and/or our business operations, our business will be severely impaired and we could be subject to severe penalties. In addition, we may be required to apply for a new license or new qualification or transfer from an old type of license to a new type of license at any time as a result of the requirements of newly promulgated laws or new regulations. From the promulgation of such requirements to the final issuance of the license or qualification, there might be a long pending period. Although the issuance of the new license will finally trace back to the date of filing of the application, we may be held liable for operating without a proper license and may be fined for the operation during the application period.

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

The PRC has enacted regulations governing Internet access and the distribution of news and other information. In the past, the PRC government has stopped the distribution of information over the Internet that it believes to violate PRC law, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the PRC government. Furthermore, the Ministry of Public Security has the authority to make any local Internet service provider block any Website maintained outside the PRC at its sole discretion. Even if we comply with PRC governmental regulations relating to licensing and foreign investment prohibitions, if the PRC government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business would be harmed.

We are also subject to potential liabilities for content on our Websites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the MII, such potential liabilities including, but not limited to, the imposition of fines or even the shutting down of the Website.

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

We have applied for the registration of our key marks in the PRC, including but not limited to Sohu.com, Sogou, 17173, Focus.cn, Goodfeel and Go2Map, so as to establish and protect our exclusive rights to the marks. We have succeeded in registering the marks “Sohu.com”, “17173”, “Focus.cn”, “GoodFeel” and “Go2Map” in the PRC under certain classes. The applications for the registration of the other marks or some marks under other classes are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to the Trademark Office of PRC’s determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

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

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. For example, during 2006 five United States movie companies commenced a lawsuit against us in the PRC alleging that a free movie download service we had been providing infringed their copyrights in the movies. In December 2006, the PRC court decided the case against us, and ordered us to pay damages of approximately $138,000 to the U.S. movie companies. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party Websites, which may be protected by law. Although, in a recent judgment in China, the court deemed that one of the industry participants was not infringed the rights of copyright owners for its MP3 search services, we still may face risks of increasing amounts of claims or lawsuits relating to our MP3 services in the future.

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

The MII has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, online or wireless music providing, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. For instance, the MOC issued Several Opinions of Development and Supervision of Online Music in November 2006. In accordance with requirement of the MOC, we may submit all online music, which we distributed in the PRC through online or wireless ways, to the MOC for censoring and recording, and may be held liable for supervising nonprofit users’ distribution of online music on our portal. If we fail to comply with these requirements, we may be fined. Other aspects of our online operations may be subject to regulations in the future.

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

Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. The Ministry of Public Security has the authority to require any local Internet service provider to block any Website maintained outside China at its sole discretion. If the PRC government were to take action to limit or eliminate the distribution of information through our portal or to limit or regulate current or future applications available to users of our portal, our business would be adversely affected.

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

All of our business, operating assets, fixed assets and operations are located in China, and all of our revenues are derived from our operations in China. Accordingly, our business may be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•	structure;

•	level of government involvement;

•	level of development;

•	level of capital reinvestment;

•	growth rate;

•	control of foreign exchange; and

•	methods of allocating resources.

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the PRC government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict the future effects of the economic reform and macroeconomic measures adopted by the PRC government on our business or results of operations.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media are wholly-foreign owned enterprises, or WFOEs, which are enterprises incorporated in mainland China and wholly-owned by our indirect subsidiary, Sohu Hong Kong. Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media are subject to laws and regulations applicable to foreign investment in mainland China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulation. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

Subject to the approval of the relevant tax authorities, the effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the new technology enterprise status. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5%, for the subsequent three years and 15% thereafter. Currently, our China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Sogou Information, Sogou Technology and Sohu Media enjoy tax benefits which are available to “new technology enterprises” beginning with their first year of operations. Providing there is no change in the new technology enterprise status or change in relevant regulations, Sohu Era and Sohu Internet are exempted from income tax for the years ended December 31, 2003, 2004 and 2005, are subject to a 7.5% tax rate for the year ended December 31, 2006 and the years ending December 31, 2007 and 2008, and are subject to a 15% tax rate for each year thereafter. Sogou Information, Sogou Technology and Sohu Media are exempted from income tax for the year ended December 31, 2006 and the years ending December 31, 2007 and 2008, are subject to a 7.5% tax rate for the years ending December 31, 2009, 2010 and 2011, and are subject to a 15% tax rate for each year thereafter.

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

Our reporting currency is the US Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the US dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2005, the trading price of our common stock ranged from a low of $14.66 per share to a high of $23.74 per share. During 2006, the trading price of our common stock ranged from a low of $18.20 per share to a high of $29.43 per share. On March 6, 2007, the closing price of our common stock was $22.82 per share.

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

In July 2003, we issued $90 million aggregate principal amount of zero coupon convertible senior notes due July 2023. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. We had early redeemed our zero coupon convertible senior notes with face value of $30,220,000 from the market in 2005 and 2006. We may also be required to repurchase all of the outstanding notes following a fundamental change of Sohu, such as a change of control, prior to maturity. As of December 31, 2006, the face value of outstanding zero coupon convertible senior notes was $59.8 million. All of the outstanding notes were classified as current liability as of December 31, 2006. We will continue to repurchase the outstanding notes on an ongoing and opportunistic basis. However, we may not have enough cash on hand or the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in a reduction of our earnings per share.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our Chief Executive Officer, Dr. Zhang, beneficially owns approximately 23.3% of the outstanding shares of our common stock and is our largest stockholder. Our Chief Executive Officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 26.5% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and Sohu’s Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and Sohu’s Stockholder Rights Plan could delay or deter a change in control.

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

Our principal executive offices are located in the Sohu.com Internet Plaza in the Zhongguancun area of Beijing, China. On January 27, 2007 we entered into agreements with Vision Huaqing (Beijing) Development Co. Ltd., our then landlord, to purchase the premises we then occupied, at a purchase price of approximately $35.3 million. The premises consist of approximately 18,265 square meters. The actual transfer of title to the premises from Vision Huaqing (Beijing) Development Co. Ltd. to us was effective and approval from the Beijing Municipal Bureau of State Land and Resources and Beijing Municipal Construction Committee was obtained on February 14, 2007. We also lease sales and marketing office space in Shanghai, Guangzhou, Fuzhou, Wuhan, Chengdu, Tianjin, Chongqing, Hangzhou, Nanjing, Shijiazhuang, Shenyang and Hong Kong.

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

No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2006.

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

	2006		2005
	High	Low	High	Low
First quarter	$26.78	$18.20	$19.90	$14.66
Second quarter	29.43	23.03	23.35	16.08
Third quarter	26.54	20.21	23.74	16.36
Fourth quarter	25.68	20.42	20.77	15.07

The closing price of our common stock on March 6, 2007 as reported by the Nasdaq National Market was $22.82.

Holders

As of February 8, 2007, there were approximately 50 holders of record of our common stock. As of February 8, 2007, the latest practicable date, there were approximately 10,700 beneficial holders of our common stock.

Dividends

Since our inception, we have not declared or paid dividends on our common stock and we do not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Additional information required under this item is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K under the heading of “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2006, we have not repurchased any equity securities.

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

Through December 31, 2006, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

In October 2005, the board of directors approved our repurchase of outstanding shares of our common stock from the open market, on an opportunistic basis, up to $15 million. During the year ended December 31, 2006, we repurchased 690,580 shares at an average price of $21.72, utilizing the $15 million available under the program. In addition, on July 25, 2006, the board of directors approved an additional $15 million stock repurchase program. As of December 31, 2006, we had not repurchased any common stock under this new program.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the Nasdaq Stock Market (U.S. companies) Index (or the Nasdaq Market Index) and the Hemscott Group Index for Internet Information Providers (or Hemscott Group Index). The graph covers the period from July 12, 2000 to December 31, 2006. The graph assumes that $100 was invested on July 12, 2000 in our common stock, the Nasdaq Market Index and the Hemscott Group Index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARE CUMULATIVE TOTAL RETURN

AMONG SOHU.COM INC.,

NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON JULY 12, 2000

ASSUMES DIVIDED REINVESTED

FISCAL YEAR ENDING DEC. 31, 2006

	Sohu.com Inc.	Hemscott Group Index	Nasdaq Market Index
07/12/2000	100.00	100.00	100.00
12/31/2000	18.27	47.26	62.01
12/31/2001	9.23	25.81	49.43
12/31/2002	49.23	21.57	34.48
12/31/2003	230.08	60.00	51.84
12/31/2004	136.23	87.82	56.20
12/31/2005	141.08	133.47	57.44
12/31/2006	184.62	130.22	63.33

The Stock Performance Graph is not “soliciting material”, is not deemed filed with the Securities and Exchange Commission and is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing of the Company under the Securities Act of 1933, or any filing under the Securities Exchange Act of 1934, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference.

Information used on the graphs was obtained from Ipreo, LLC (Hemscott, Inc.), a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

In previous years, we had included all of our Website operating costs in cost of revenues of brand advertising. In 2005, in order to improve the measurement of performance of each segment, we began allocating Website operating costs to the cost of revenues of each segment based on actual usage. Accordingly, we reclassified the cost of revenues amongst each segment for 2004 and 2003 presented to conform with current year classification. In general, the impact of this re-allocation has not materially affected the trend of gross profit of each segment. We did not make such reclassification on cost of revenues for 2002 and because the cost of reclassification for the year outweighed its benefits.

On June 20, 2006, we discontinued our e-commerce platform of physical consumer goods, in order to focus on profitable segments. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all years presented.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Advertising	$91,758	$70,897	$55,748	$29,503	$13,852
Non-advertising	42,478	33,650	41,290	47,135	10,676

	134,236	104,547	97,038	76,638	24,528
Cost of revenues:
Advertising	28,457	17,688	12,058	7,187	5,943
Non-advertising	18,672	14,731	15,812	14,578	3,935

	47,129	32,419	27,870	21,765	9,878

Gross profit	87,107	72,128	69,168	54,873	14,650

Operating expenses:
Product development	18,885	13,730	8,820	7,542	5,508
Sales and marketing	28,532	20,110	15,488	9,514	6,908
General and administrative	13,092	10,153	8,521	5,029	3,908
Amortization of intangible assets	1,993	1,948	1,360	57	—

Total operating expenses	62,502	45,941	34,189	22,142	16,324

Operating profit (loss)	24,605	26,187	34,979	32,731	(1,674)

Other income (expenses)	477	2,447	(838)	(964)	(217)
Interest income	3,216	2,500	2,444	1,950	1,265

Income (loss) before income tax expense	28,298	31,134	36,585	33,717	(626)
Income tax expense	(1,579)	(11)	37	(6,650)	—

Income (loss) from continuing operations	26,719	31,123	36,622	27,067	(626)
Minority interests	7	—	—	—	—

Net income (loss) from continuing operations	26,726	31,123	36,622	27,067	(626)
Loss from discontinued e-commerce operations	(841)	(1,342)	(985)	(710)	(410)

Net income (loss)	$25,885	$29,781	$35,637	$26,357	$(1,036)

Basic net income (loss) per share	$0.70	$0.82	$0.98	$0.74	$(0.03)

Shares used in computing basic net income (loss) per share	36,730	36,309	36,369	35,483	35,420

Diluted net income (loss) per share	$0.68	$0.77	$0.89	$0.66	$(0.03)

Shares used in computing diluted net income (loss) per share	39,105	39,680	41,011	40,351	35,420

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments in marketable debt securities	$129,698	$133,086	$141,322	$142,570	$44,211
Restricted cash	4,774	991	—	—	—
Working capital	61,909	116,962	115,405	121,369	20,633
Total assets	253,591	239,681	234,767	205,055	61,972
Zero coupon convertible senior notes	59,780	74,780	90,000	90,000	—
Total liabilities	97,575	109,833	126,268	113,416	6,741
Minority interests	53	—	—	—	—
Total shareholders’ equity	155,963	129,848	108,499	91,639	55,231

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading online media, search and mobile value-added services company providing comprehensive online products and services to consumers and businesses in China, through our comprehensive matrices of web properties, consisting of the mass portal and leading online media destination www.sohu.com; interactive search engine www.sogou.com; the leading online alumni club www.chinaren.com; the leading games information portal www.17173.com; one of the top real estate Websites www.focus.cn; the wireless value-added services provider www.goodfeel.com.cn; and a leading online mapping service Website www.go2map.com. We offer our user community very broad choices regarding information, entertainment, communication and wireless services. We derive revenue primarily through the sale of brand advertising, sponsored search, wireless and online games services. We also sponsor major events to further enhance our viewership and create a positive branding impact.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name sohu.com. In September 1999, we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and 21 East Beijing.

On May 31, 2004, we completed the acquisition of all of the outstanding capital stock of Goodfeel and Marvel Hero Limited, a company which engages in web application protocol services, consisting mainly of ring tone downloads, that are provided to mobile phone users in the PRC. Revenues of $1.5 million, $3.2 million and $2.8 million, costs and expenses of $1.3 million, $1.7 million and $2.0 million, from Goodfeel and Marvel Hero Limited’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, respectively.

On May 31, 2005, we completed the acquisition of all of the outstanding capital stock of Go2Map Inc., and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc (collectively “Go2Map”). Go2Map is one of the leading online mapping service providers in China. Revenues of $1.2 million and $968,000, costs and expenses of $2.8 million and $1.6 million, from Go2Map’s operations after the acquisition date have been included in Sohu’s consolidated financial statements for the year ended December 31, 2006 and 2005, respectively.

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. These losses were funded with private placements of convertible preferred stock and our initial public offering. As of December 31, 2006, we had retained earnings of $44.5 million. However, we intend to continue spending on content enhancements, technology and infrastructure and marketing and brand development. As a result, net losses could occur in the future. We anticipate funding such losses in excess of our retained earnings, if any, with cash flows from operating activities and the remaining proceeds from our initial public offering.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, valuation allowance against deferred tax assets, assessment of impairment for goodwill, intangible assets, fixed assets and other assets and determination of share-based compensation expense represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Advertising Revenues

Advertising revenues include revenues from brand advertising and sponsored search services, after deducting agent rebates and applicable business tax. No revenues from advertising-for-advertising barter transactions were recognized.

Brand advertising contracts establish the fixed price and advertising services to be provided. Pursuant to brand advertising contracts, we provide advertisement placements on various Website channels and in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, we recognize revenue upon payment from the customer.

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

Wireless revenues are derived from providing SMS, WAP, MMS, RBT and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations from Sohu remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 90 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $535,000 (gross margin underestimate of $326,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate per an operator’s statement and our internal records could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended December 31, 2006, 95% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

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

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of December 31, 2006 and December 31, 2005 was a gain of $5.2 million and $2.4 million, respectively.

Allowance for Doubtful Accounts Receivables

Our management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivables, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $25.4 million, net of allowance for doubtful accounts of $1.6 million as of December 31, 2006. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Allowance for Deferred Tax Assets

As of December 31, 2006, the majority of our deferred tax assets are related to net operating losses that would apply to United States income taxes. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from net operating losses will not be realized. The remaining deferred tax assets are related to China-based subsidiaries and VIEs, resulting from net operating losses and temporary differences between accounting and tax base. We believe that it is more likely than not that the balance will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of December 31, 2006, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise computer equipment, office furniture and equipment, vehicles and leasehold improvement, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include long-term prepayment for content purchases and rental deposits. Management judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management to commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of December 31, 2006, we were not aware of any indication of impairment of our intangible assets, fixed assets and other assets.

Share-Based Compensation

Effective from January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (or SAB 107) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to SFAS 123(R), we accounted for share-based payments in accordance with Accounting Principles Board Opinions No. 25, Accounting for Stock Issued to Employees (or APB 25), and complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (or SFAS 123). In general, compensation cost under APB 25 was recognized based on the difference, if any, between the estimated fair value of our common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Pro forma information was disclosed to illustrate the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the reporting periods.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Demonstrating our full dedication to our core business of online advertising, on June 20, 2006, we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all periods presented.

Revenues

Total revenues were $134.2 million and $104.5 million for the years ended December 31, 2006 and 2005, respectively.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $91.8 million and $70.9 million, or both 68% of total revenues for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, advertising revenues consisted of revenues from brand advertising of $79.0 million, and revenues from sponsored search of $12.8 million. For the year ended December 31, 2005, advertising revenues consisted of revenues from brand advertising of $58.5 million, and revenues from sponsored search of $12.4 million.

Brand advertising. Brand advertising revenues increased by $20.5 million to $79.0 million for the year ended December 31, 2006 as compared to $58.5 million for the year ended December 31, 2005. The increase of revenues in 2006 was attributable to increase of the number of advertisers and increase of price. The increase of $20.5 million from 2005 to 2006 consisted of: (i) a $15.2 million increase from advertisers who advertised with us during the year ended December 31, 2006 but did not advertise on our Website channels during the year ended December 31, 2005; (ii) a $17.9 million increase in revenues from the advertisers who advertised with us in 2005 and continued to do so in 2006; and (iii) a $12.6 million decrease in revenues as some of the advertisers who advertised with us during the year ended December 31, 2005 did not advertise on our Websites during the year ended December 31, 2006. Sohu had approximately 850 advertisers in 2006 as compared to 800 advertisers in 2005. Sales to Sohu’s five largest advertisers comprised 14% and 17% of total brand advertising revenues for the years ended December 31, 2006 and 2005, respectively. No single customer accounted for more than 10% of total brand advertising revenues for the years ended December 31, 2006 and 2005. Sohu’s advertising customers consisted primarily of companies within automobile, real estate, information technology, online gaming, financial services and telecommunication industries. The fastest growing sectors for brand advertising were fast moving consumer goods and financial services industries in 2006. As of December 31, 2006 and 2005, we had $2.2 million and $1.5 million of receipt in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the years ended December 31, 2006 and 2005, we recorded brand advertising revenues of approximately $42,000 and $626,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. Those advertising services were provided pursuant to a three-year advertising framework agreement which expired in November 2006. That advertising framework agreement had been extended to November 2009. Fujian Tian Qing was the previous owner of 17173.com Website prior to our acquisition of 17173.com.

Sponsored search. Sponsored search services revenue increased by $0.4 million to $12.8 million for the year ended December 31, 2006 as compared to $12.4 million for the year ended December 31, 2005. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide priority placement services and listings in our classified advertisement section for a fixed fee over a period. Pay-for-click services displaying the text-based links to our advertiser’s Websites charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link on our Websites or on our Website Alliance network. The priority of the display of text-based links is based on the bidding price of different advertisers. For the year ended December 31, 2006, revenues from priority placement services and our classified advertisement section amounted to $9.2 million, a 1% decrease from the year ended December 31, 2005. For the year ended December 31, 2006, the revenues from pay-for-click services amounted to $3.6 million, a 16% increase from the year ended December 31, 2005. Revenues from pay-for-click services accounted for approximately 28% of the total sponsored search revenues in 2006 as compared to 25% in 2005. The increase in revenues from pay-for-click services mainly resulted from an increase in the number of sponsored links, and an increase in the clicks of the sponsored links due to increased traffic, while average price remained stable in 2006 when compared with 2005.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless and other services.

Non-advertising revenues were $42.5 million and $33.7 million, or both 32% of total revenues for the years ended December 31, 2006 and 2005, respectively.

For the year ended December 31, 2006, non-advertising revenues consisted of revenues from wireless of $32.6 million and from other services of $9.9 million. For the year ended December 31, 2005, non-advertising revenues consisted of revenues from wireless of $26.3 million and from other services of $7.3 million.

Wireless. Our wireless revenues include SMS, WAP, MMS, RBT and IVR services. Because of restrictions on foreign companies operating in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our fees from customers. Our VIEs collect the fees from the operators. Then, we transfer the fees to our subsidiaries on a periodic basis. There was no material impact on our revenues or margins from our reliance on these related party arrangements. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the year ended December 31, 2006, we normally charged monthly fees ranging from approximately $0.062 to $3.835 and per message/download fee ranging from approximately $0.006 to $0.511.

For the year ended December 31, 2006, our wireless revenues increased by $6.3 million to $32.6 million as compared to $26.3 million for the year ended December 31, 2005, primarily due to the increase of $3.2 million in SMS revenues, $1.4 million in WAP revenues, $1.0 million in MMS revenues, and a $1.4 million in RBT revenues. This increase was partially offset by a decrease of $0.7 million in IVR revenues. The increase of SMS, WAP, MMS and RBT products in 2006 was because of our continued market development effort and product diversification, the decrease in IVR revenues was primarily due to our limited marketing activities for this product.

In early July 2006, the two major mobile network operators in China, CMCC and Unicom, introduced new policies on wireless value-added services, including double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscription to monthly subscriptions. In October 2006, the Ministry of Information Industry (or MII) issued further guidelines regulating the wireless value-added services industry. Based on current trends, it appears that the mobile network operators and regulator may continue to tighten or change the operation policies. Our wireless revenue for the second half of year 2006 was negatively impacted by such regulations. In the long run, we believe the industry’s overall development will benefit from those regulations.

Others. Other services consist primarily of online games service and sales of software to third parties. For the year ended December 31, 2006, online games revenues were $8.5 million, including $380,000 of revenue recognized upon the forfeiture of expired game points. On May 31, 2005, we completed the acquisition of Go2Map. We have included in revenues the sales of software and applications service provider (or ASP) services of $1.1 million for the year ended December 31, 2006 related to Go2Map, as compared to $1.0 million for the period from May 31, 2005, the acquisition date of Go2Map, to December 31, 2005.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $47.1 million and $32.4 million for the years ended December 31, 2006 and 2005, respectively.

Cost of Advertising Revenues

Cost of advertising revenues increased by $10.8 million to $28.5 million for the year ended December 31, 2006 as compared to $17.7 million for the year ended December 31, 2005.

Brand advertising. Cost of brand advertising revenues includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $23.2 million and $14.6 million for the years ended December 31, 2006 and 2005. The increase of $8.6 million consisted of a $2.6 million increase in content purchases, a $1.9 million increase in personnel expense, a $1.5 million increase in bandwidth leasing cost to our expanded business, a $1.4 million expense of share-based compensation due to the adoption of SFAS 123(R), a $1.2 million increase in depreciation expense and other costs. Our brand advertising gross margin for the years ended December 31, 2006 and 2005 was 71% and 75%, respectively. Our brand advertising gross margin decreased for the year ended December 31, 2006 mainly because of the required expensing of share-based compensation cost due to the adoption of SFAS 123(R) starting from January 1, 2006, and more spending on content purchases, personnel costs and bandwidth leasing costs.

Sponsored search. Cost of sponsored search revenues consisted primarily of payments to our Website Alliance, data collection cost, personnel costs, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of sponsored search revenues was $5.2 million for the year ended December 31, 2006 as compared to $3.1 million for the year ended December 31, 2005. The increase in cost of sponsored search revenues resulted from an increase of $1.4 million in relevant depreciation and bandwidth leasing costs, an increase of $500,000 in payment to Website alliances and an increase of $200,000 in salary and benefits costs.

Cost of Non-advertising Revenues

Cost of non-advertising revenues was $18.7 million and $14.7 million for the years ended December 31, 2006 and 2005, respectively.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party content providers for services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues increased by $3.4 million to $15.4 million for the year ended December 31, 2006, as compared to $12.0 million for the year ended December 31, 2005. The increase in cost of wireless revenues was resulted from an increase of $2.3 million of collection charges, transmission charges and expenses related to penalties paid to mobile network operators and an increase of $1.1 million paid to third party wireless service alliances and content providers. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.002 to $0.031 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 55% of total fees collected by mobile network operators from mobile phone users and paid to us in the year of 2006. Our wireless gross margins were 53% and 54% for the years ended December 31, 2006 and 2005, respectively.

Others. Cost of revenues for other services, was $3.2 million and $2.7 million for the years ended December 31, 2006 and 2005, respectively, consisting mainly of payments to game developers. Following the acquisition of Go2Map, cost of other revenues also includes personnel and other expenses in connection with sale of software business and provision of ASP services. For the year ended December 31, 2006, the cost of sales of software and provision of ASP services was $0.5 million, as compared to $0.3 million for the period from May 31, 2005, the acquisition date of Go2Map, to December 31, 2005.

Product Development Expenses

Product development expenses increased by $5.2 million to $18.9 million for the year ended December 31, 2006, as compared to $13.7 million for the year ended December 31, 2005. The increase was primarily due to a $3.0 million increase in personnel expenses resulting from an increase in headcount and salary increment and $1.9 million of the required expensing of share-based compensation cost under SFAS 123(R), and an increase in other expenses of $300,000.

Sales and Marketing Expenses

Sales and marketing expenses increased by $8.4 million to $28.5 million for the year ended December 31, 2006, as compared to $20.1 million for the year ended December 31, 2005. The increase primarily consisted of a $3.9 million increase in advertising and promotion expenses, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category and marketing activities of 2006 FIFA World Cup, a $1.6 million from the required expensing of share-based compensation cost under SFAS 123(R), a $1.5 million increase in personnel expenses resulting from an increase in headcount and salary increment, a $811,000 increase in traveling and entertainment expenses, and a $589,000 increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.9 million to $13.1 million for the year ended December 31, 2006, as compared to $10.2 million for the year ended December 31, 2005. The increase was primarily due to a $1.7 million increase in personnel expenses and $1.4 million in required expensing of share-based compensation cost under SFAS 123(R), which was offset by a $200,000 decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $2.0 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively, which were mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit decreased by $1.6 million to $24.6 million for the year ended December 31, 2006, as compared to $26.2 million for the year ended December 31, 2005. The operating profit for the year ended December 31, 2006 included $6.9 million for share-based compensation expense recorded under SFAS 123(R). The operating profit for the year ended December 31, 2005 included $2,000 for share-based compensation expense recorded under APB 25.

Other Income (Expenses)

For the year ended December 31, 2006, other income of $477,000 mainly consisted of $793,000 of gains from early redemption of zero coupon convertible senior notes with face value of $15.0 million and our share of profits of $151,000 from our investment in Pixel. Other income was offset by the amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003 of $537,000. For the year ended December 31, 2005, other income of $2.4 million mainly included a gain of $1.2 million arising from early redemption of zero coupon convertible senior notes with face value of $15.22 million. In addition, due to an exemption regarding payment of certain taxes and receipts of tax refunds by our China-based subsidiaries, we have also recorded approximately $1.7 million gain of other income. Other income was offset by the amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003 of $724,000.

Interest Income

Interest income includes net interest income and foreign currency exchange gains. For the year ended December 31, 2006, interest income was $3.2 million, as compared to $2.5 million for the year ended December 31, 2005. The increase was mainly due to an increase in market interest rates and RMB appreciation.

Income Tax Expense

For the year ended December 31, 2006, income tax expense was $1.6 million. For the year ended December 31, 2005, income tax expense was $11,000.

Most of our income is earned by our China-based subsidiaries and VIEs. Our China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Sogou Information, Sogou Technology and Sohu Media enjoy tax benefits which are available to “new technology enterprises” beginning with their first year of operations. Sohu Era and Sohu Internet are exempted from income tax for the years ended December 31, 2003, 2004 and 2005, are subject to a 7.5% tax rate for the year ended December 31, 2006 and the years ending December 31, 2007 and 2008, and are subject to a 15% tax rate for each year thereafter. Sogou Information, Sogou Technology and Sohu Media are exempted from income tax for the year ended December 31, 2006 and the years ending December 31, 2007 and 2008, are subject to a 7.5% tax rate for the years ending December 31, 2009, 2010 and 2011, and are subject to a 15% tax rate for each year thereafter.

Income earned in the United States, where Sohu.com Inc. is incorporated, is subject to taxation at 34% or 35%. For the foreseeable future, we anticipate the major source of income earned in the United States and subject to United States taxation to be interest income. If dividends are paid by our China or other non-U.S. subsidiaries to Sohu.com Inc., the dividends would be taxed at Sohu.com Inc.’s rate of taxation, which is 34% or 35% (as reduced by any applicable “deemed-paid” foreign tax credits for foreign income taxes paid by such subsidiaries). For the foreseeable future, we do not intend for the China or other non-U.S. subsidiaries to pay dividends to Sohu.com Inc.

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in our consolidated financial statements, resulting in minority interests of $7,000.

Net Income from Continuing Operations

For the year ended December 31, 2006, income from continuing operations was $26.7 million, as compared to $31.1 million for the year ended December 31, 2005.

Loss from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the year ended December 31, 2006, loss from discontinued e-commerce operations was $841,000, as compared to $1.3 million for the year ended December 31, 2005. As of the date we discontinued our e-commerce operations, we had performed a specific review on all the assets related to e-commerce segment. We provided an additional allowance for doubtful receivables amounting to $154,000 and allowance on all inventory balances amounting to $134,000 in June 2006 when we discontinued e-commerce business. As the fixed assets previously used by the e-commerce operation could generally be used by other segments, we did not dispose of significant fixed assets nor provide any impairment charge.

Net Income

As a result of the foregoing, we had net income of $25.9 million for the year ended December 31, 2006, as compared to net income of $29.8 million for the year ended December 31, 2005. The net income for the year ended December 31, 2006 included $6.9 million of share-based compensation expense recorded under SFAS 123(R). The net income for the year ended December 31, 2005 included $2,000 of share-based compensation expense recorded under APB 25.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Demonstrating our full dedication to our core business of online advertising, on June 20, 2006, we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all periods presented. E-commerce revenues were $3.8 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively. Cost of e-commerce revenues was $3.9 million and $6.1 million for the years ended December 31, 2005 and 2004, respectively.

Revenues

Total revenues were $104.5 million and $97.0 million for the years ended December 31, 2005 and 2004, respectively.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $70.9 million and $55.7 million, or 68% and 57% of total revenues, for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, advertising revenues consisted of revenues from brand advertising of $58.5 million, and revenues from sponsored search of $12.4 million. For the year ended December 31, 2004, advertising revenues consisted of revenues from brand advertising of $46.1 million, and revenues from sponsored search of $9.7 million.

Brand advertising. Brand advertising revenues increased by $12.4 million to $58.5 million for the year ended December 31, 2005 as compared to $46.1 million for the year ended December 31, 2004. The increase of $12.4 million from 2004 to 2005 consisted of: (i) a $13.1 million in revenues from new advertisers, as more companies used the Internet as an advertising medium; (ii) a $11.3 million increase in revenues from the advertisers who advertised with us in 2004 and who continued to do so in 2005; and (iii) a $12.0 million decrease in revenues as some of the advertisers who advertised with us during the year ended December 31, 2004 did not advertise on our Websites during the year ended December 31, 2005. The 2005 increase in revenue also included the impact of an increase in rates we charge for advertising ranging from 16% to 20% during the year. Sohu had approximately 800 advertisers in 2005 as compared to 1000 advertisers in 2004. Sales to Sohu’s five largest advertisers comprised 17% and 9% of total brand advertising revenues for the years ended December 31, 2005 and 2004, respectively. Sohu’s advertising customers consisted primarily of companies within the information technology, automobile, real estate, online gaming, financial services and e-commerce in 2005. As of December 31, 2005 and 2004, we had each $1.5 million of receipts in advance from advertisers. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the years ended December 31, 2005 and 2004, we had recorded brand advertising revenues of approximately $626,000 and $686,000, respectively, from Fujian Tian Qing, in connection with its advertisements on our 17173.com Website.

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

Non-advertising revenues were $33.7 million and $41.3 million, or 32% and 43% of total revenues for the years ended December 31, 2005 and 2004, respectively. Because of restrictions on foreign companies operating in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our fees from customers. Our VIEs collect the fees from the operators. Then, we transfer the fees to our subsidiaries on a periodical basis. There was no material impact on our revenues or margins from our reliance on these related party arrangements.

For the year ended December 31, 2005, non-advertising revenues consisted of revenues from wireless of $26.3 million and from other services of $7.3 million. For the year ended December 31, 2004, non-advertising revenues consisted of revenues from wireless of $36.4 million and from other services of $4.9 million.

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

For the year ended December 31, 2005, our wireless revenues decreased by $10.1 million to $26.3 million as compared to $36.4 million for the year ended December 31, 2004, primarily due to a decrease of $12.9 million in SMS revenues and a decrease of $2.3 million in MMS revenues. This decrease was partially offset by an increase of $3.7 million in WAP revenues and $1.4 million in IVR and RBT products. The decrease in SMS revenues occurred primarily because (i) in the third quarter of 2004, a mobile network operator reduced the price ceiling on SMS products, thus lowering the price that could be charged to the users; and (ii) beginning in the third quarter of 2004, a mobile network operator rolled out a new billing system to its various provincial subsidiaries, which resulted in termination of certain subscription relationships (i.e., customer contracts) between the users and Sohu that did not meet the revised criteria of active subscribers under the more stringent definition set by the mobile network operator. The decrease in MMS revenues resulted from the suspension of our MMS services by CMCC beginning on September 1, 2004. On August 1, 2005, our MMS service on CMCC’s nationwide network resumed. The increase of WAP, IVR and RBT products in 2005 was because of our continued market development effort, product diversification and integration of Goodfeel.

Others. Other services consist primarily of online games service, sale of software, Internet access and design of Websites for third parties. On May 31, 2005, we completed the acquisition of Go2Map. We have included in revenues the sales of software and ASP services of $1.0 million for the year ended December 31, 2005 related to Go2Map.

Cost of Revenues

Total cost of revenues was $32.4 million and $27.9 million for the years ended December 31, 2005 and 2004, respectively.

In previous years, we had included all of our Website operating costs in cost of brand advertising revenues. In 2005, in order to improve the measurement of performance of each segment, we began allocating Website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, we reclassified the cost of revenues amongst each segment for previous years presented to conform with current year classification. In general, the impact of this re-allocation has not materially affected the trend of gross profit of each segment.

Cost of Advertising Revenues

Cost of advertising revenues increased by $5.6 million to $17.7 million for the year ended December 31, 2005 as compared to $12.1 million for the year ended December 31, 2004.

Brand advertising. Cost of brand advertising revenues mainly includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $14.6 million and $10.8 million for the years ended December 31, 2005 and 2004. The increase of $3.8 million consisted of a $1.7 million increase in personnel expense, a $1.4 million increase in payments to our business partners, a $540,000 increase in bandwidth leasing costs, and a $472,000 increase in office and depreciation expense, offset by a $312,000 decrease in content purchases and traveling and entertainment expense. Our brand advertising gross margin for the years ended December 31, 2005 and 2004 was 75% and 77%, respectively. Our brand advertising gross margin decreased slightly for the year ended December 31, 2005 mainly because of increased expenditures directly attributable to promotional events for advertisers in 2005.

Sponsored search. Cost of sponsored search revenues consisted primarily of payments to our Website Alliance, data collection cost, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of sponsored search revenues was $3.1 million for the year ended December 31, 2005 as compared to $1.3 million for the year ended December 31, 2004. The increase in cost of sponsored search revenues resulted from an increase in payment to Website alliances, an increase in map data collection cost and an increase in relevant depreciation and bandwidth leasing costs.

Cost of Non-advertising Revenues

Cost of non-advertising revenues decreased by $1.1 million to $14.7 million for the year ended December 31, 2005 as compared to $15.8 million for the year ended December 31, 2004.

Wireless. Cost of wireless revenues consists mainly of collection and wireless transmission charges paid to mobile network operators, expenses related to notices of penalties and complaints based on allegations of the breach of certain provisions of agreements with mobile network operations, fees or royalties paid to third party content providers for services and content associated with our wireless services, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues decreased by $1.8 million to $12.0 million for the year ended December 31, 2005, as compared to $13.8 million for the year ended December 31, 2004. The decrease in cost of wireless revenues was resulted from a decrease of $1.5 million in collection charges, transmission charges and expenses related to penalties paid to mobile network operators and a decrease of $300,000 paid to third party content providers. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.0024 to $0.03 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 10% to 60% of total fees collected by mobile network operators from mobile phone users and paid to us in the year of 2005. Content costs are immaterial as compared to collection and transmission charges. Our wireless gross margins were 54% and 62% for the years ended December 31, 2005 and 2004, respectively. Wireless gross margin decreased primarily due to the increased collection and transmission fees charged by mobile network operators.

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

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.6 million to $20.1 million for the year ended December 31, 2005, as compared to $15.5 million for the year ended December 31, 2004. The increase was primarily consists a $2.4 million increase in personnel expenses as a result of increase in headcount and salary increment, a $1.5 million increase in advertising and promotion expenses, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category and a $700,000 increase in other expense.

Increase of personnel expenses included the increase of sales commission. Sales commission is paid to our sales teams after the corresponding proceeds of an advertising contract are collected. In view of our implementation of tighter credit controls and increase in the overall credit worthiness of our customers, the historical pattern of amount of commission paid was generally in line with the amount of commission associated with advertising contract concluded. As of December 31, 2005, we determined that sales commissions is earned by employees and recorded as an expense upon recognizing the corresponding advertising revenue, rather than upon actual cash collection of the revenue as in previous periods. As a result, we recorded an accounting adjustment of $700,000 of sales commission relating to revenue recorded but not yet collected.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million to $10.2 million for the year ended December 31, 2005, as compared to $8.5 million for the year ended December 31, 2004. The increase was primarily due to a $955,000 increase in office and depreciation expenses, a $584,000 increase in personnel expenses, a $448,000 increase in loss on fixed assets disposal due to office relocation and a $218,000 increase in traveling and entertainment expenses, offset by a $444,000 decrease in professional fees and a $61,000 decrease in other expenses.

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

Operating Profit

As a result of the foregoing, our operating profit decreased by $8.8 million to $26.2 million for the year ended December 31, 2005, as compared to $35.0 million for the year ended December 31, 2004. The operating profit for the years ended December 31, 2005 and 2004 included $2,000 and $7,000, respectively, for stock-based compensation expenses recorded on the grant of certain stock options, which amounts are being amortized over the vesting period of the options, ranging from one to four years.

Other Income (Expenses)

For the year ended December 31, 2005, other income of $2.4 million mainly included a gain of $1.2 million arising from early redemption of zero coupon convertible senior notes with face value of $15.22 million from the market at a discount, after deducting the related portion of unamortized offering costs. In addition, due to an exemption regarding payment of certain taxes and receipts of tax refunds by our China-based subsidiaries, we have also recorded approximately $1.7 million gain of other income. Other income was offset by the amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003 of $724,000. For the year ended December 31, 2004, other expenses consisted mainly amortization of the offering costs of zero coupon convertible senior notes amounting to $776,000.

Interest Income

For the year ended December 31, 2005, interest income was $2.5 million, as compared to $2.4 million for the year ended December 31, 2004. The increase was mainly due to the increase of interest rate, while our average cash balance and marketable debt securities decreased.

Income Tax Expense

For the year ended December 31, 2005, we had an income tax expense of $11,000. For the year ended December 31, 2004, an income tax refund of $37,000 resulted from the reversal of an over-provision for income tax expense.

Most of our income is earned in China by Sohu Era and Sohu Internet, which, as new technology enterprises, are exempted from income tax for the years ended December 31, 2004 and 2005, are subject to a 7.5% tax rate for the year ended December 31, 2006 and the years ending December 31, 2007 and 2008, and are subject to a 15% tax rate for each year thereafter. If Sohu Era and Sohu Internet do not continue to meet the definition of a new technology enterprise or there are changes in the taxation policies of the PRC government, their income would be subject to taxation at the rate of 33%.

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

Net Income from Continuing Operations

For the year ended December 31, 2005, net income from continuing operations was $31.1 million, as compared to $36.6 million for the year ended December 31, 2004.

Loss from Discontinued E-commerce Operations

In June 2006, we discontinued our e-commerce business. For the year ended December 31, 2005, loss from discontinued e-commerce operations was $1.3 million, as compared to $985,000 for the year ended December 31, 2004.

Net Income

As a result of the foregoing, we had net income of $29.8 million for the year ended December 31, 2005, as compared to net income of $35.6 million for the year ended December 31, 2004.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (or FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the potential impact of FIN 48 on our financial statements.

In June 2006, the Emerging Issues Task Force (or EITF) issued No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (or EITF 06-3). EITF 06-3 requires disclosure of the presentation of taxes on either a gross or a net basis as an accounting policy decision. The provisions are effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the provisions of EITF 06-3 to have a material impact on our financial position and results of operations.

QUARTERLY RESULTS OF OPERATIONS

Demonstrating our full dedication to our core business of online advertising, on June 20, 2006, we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operations. Accordingly, our statements of operations separate the discontinued operation for all periods presented.

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

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2006. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
	(unaudited, in thousands, except per share data)
Revenues:
Advertising:
Brand advertising	$21,990	$21,024	$19,304	$16,675	$16,882	$15,618	$13,859	$12,124
Sponsored search	2,937	2,852	3,526	3,450	3,406	3,172	3,105	2,731

Subtotal of advertising revenues	24,927	23,876	22,830	20,125	20,288	18,790	16,964	14,855

Non-advertising:
Wireless	6,750	8,839	8,994	8,009	7,249	6,762	6,360	5,959
Others	2,673	2,683	2,250	2,280	2,113	1,847	1,714	1,646

Subtotal of non-advertising revenues	9,423	11,522	11,244	10,289	9,362	8,609	8,074	7,605

Total revenues	34,350	35,398	34,074	30,414	29,650	27,399	25,038	22,460
Cost of revenues:
Advertising:
Brand advertising	7,089	6,181	5,610	4,331	4,272	4,122	3,407	2,810
Sponsored search	1,686	1,221	1,247	1,092	1,084	813	699	481

Subtotal of cost of advertising revenues	8,775	7,402	6,857	5,423	5,356	4,935	4,106	3,291

Non-advertising:
Wireless	3,061	4,104	4,464	3,812	3,437	3,353	2,871	2,322
Others	703	910	826	792	774	626	675	673

Subtotal of cost of non-advertising revenues	3,764	5,014	5,290	4,604	4,211	3,979	3,546	2,995

Total cost of revenues	12,539	12,416	12,147	10,027	9,567	8,914	7,652	6,286
Gross profit	21,811	22,982	21,927	20,387	20,083	18,485	17,386	16,174
Operating expenses:
Product development	4,988	5,037	4,617	4,243	3,555	3,439	3,594	3,142
Sales and marketing	7,889	7,236	7,033	6,374	7,353	4,318	4,012	4,427
General and administrative	2,723	4,094	3,199	3,076	2,441	2,813	2,409	2,490
Amortization of intangible assets	466	509	509	509	509	509	474	456

Total operating expenses	16,066	16,876	15,358	14,202	13,858	11,079	10,489	10,515

Operating profit	5,745	6,106	6,569	6,185	6,225	7,406	6,897	5,659
Other (expenses) income	(88)	(78)	711	(68)	2,351	358	(92)	(170)
Interest income	949	951	787	529	755	617	555	573

Income before income tax expenses	6,606	6,979	8,067	6,646	9,331	8,381	7,360	6,062
Income tax expense	(482)	(351)	(303)	(443)	20	81	(50)	(62)

Income from continuing operations	6,124	6,628	7,764	6,203	9,351	8,462	7,310	6,000
Minority interests	7	—	—	—	—	—	—	—

Net income from continuing operations	6,131	6,628	7,764	6,203	9,351	8,462	7,310	6,000
Loss from discontinued e-commerce operations	(57)	(27)	(592)	(165)	(414)	(432)	(210)	(286)

Net income	$6,074	$6,601	$7,172	$6,038	$8,937	$8,030	$7,100	$5,714

Basic net income per share	$0.17	$0.18	$0.19	$0.16	$0.24	$0.22	$0.20	$0.16

Shares used in computing basic net income per share	36,574	36,640	36,943	36,768	36,626	36,417	36,015	36,171

Diluted net income per share	$0.16	$0.17	$0.19	$0.16	$0.23	$0.21	$0.18	$0.15

Shares used in computing diluted net income per share	38,780	38,787	39,474	39,384	39,435	39,750	39,596	39,931

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through sales of equity securities, public offering of common shares, and convertible notes, and cash provided by operations. From inception through December 31, 2006, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes. As of December 31, 2006, we had cash and cash equivalents, and investments in marketable debt securities totaling approximately $129.7 million, compared to $133.1 million and $141.3 million as of December 31, 2005 and 2004, respectively.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. During the year ended December 31, 2006, we redeemed early from the market a portion of our zero coupon convertible senior notes at a discount for $15,000,000 in aggregate face value. As of December 31, 2006, the total face value of outstanding zero coupon convertible senior notes was $59,780,000, which was classified as a current liability, as it was probable that note holders would exercise their options to require us to repurchase the outstanding balance on July 14, 2007. During the year ended December 31, 2005, we redeemed early from the market a portion of our zero coupon convertible senior notes with face value of $15,220,000 at a discount.

Our principal commitments consist of obligations under various operating leases for office facilities in Beijing, Shanghai, Guangzhou and Hong Kong. Our commitments under these leases total approximately $3.6 million, $3.6 million and $3.4 million for the years ending December 31, 2007, 2008 and 2009, respectively. Subsequent to December 31, 2006, we purchased the premises currently occupied as our corporate headquarters at a purchase price of approximately $35.3 million. Accordingly, rental commitments of $2.6 million, $2.8 million and $2.8 million will no longer be paid for the years ending December 31, 2007, 2008 and 2009, respectively. We expect that capital expenditures, other than the purchase of corporate headquarter, totaling $7.9 million in 2007 will consist of $6.0 million for purchases of servers, network equipment and software and $1.9 million for miscellaneous purchases. In addition, Sohu was selected as the official sponsor of the ICS category for the Beijing 2008 Olympic Games, and entered into a sponsorship agreement with the BOCOG. Under the sponsorship agreement, Sohu is obliged to provide services regarding the construction, operation and maintenance of the Official Website for the Beijing 2008 Olympic Games throughout the sponsorship period ending December 31, 2008.

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

During the year ended December 31, 2006, we repurchased 690,581 shares of our common stock for a total consideration of $15 million including brokerage commission. We believe that the repurchase of our shares and convertible notes will not have any significant effect upon our liquidity as of December 31, 2006.

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$36,765	$35,922	$46,152
Net cash used in investing activities	(10,245)	(17,093)	(3,412)
Net cash used in financing activities	(23,801)	(24,308)	(19,465)
Effect of exchange rate change on cash and cash equivalents	2,946	2,186	—

Net increase (decrease) in cash and cash equivalents	5,665	(3,293)	23,275
Cash and cash equivalents at beginning of year	119,091	122,384	99,109

Cash and cash equivalents at end of year	$124,756	$119,091	$122,384

For the year ended December 31, 2006, net cash provided by operating activities was $36.8 million, and was primarily attributable to our net income of $25.9 million, depreciation and amortization of $10.0 million, share-based compensation expense of $6.9 million due to the implementation of SFAS 123(R), provision for allowance for doubtful accounts of $1.1 million, offset by gains on early redemption of zero coupon convertible senior notes of $793,000, excess tax benefits of $431,000 from share-based payment arrangements and a $5.9 million increase in working capital. For the year ended December 31, 2005, net cash provided by operating activities was $35.9 million, and was primarily attributable to our net income of $29.8 million, depreciation and amortization of $8.6 million, provision for allowance for doubtful accounts of $1.3 million, netted off by gains on early redemption of zero coupon convertible senior notes of $1.3 million, and a $2.9 million increase in working capital. For the year ended December 31, 2004, net cash provided by operating activities was $46.1 million, and was primarily attributable to our net income of $35.6 million, depreciation and amortization of $6.7 million, provision for allowance for doubtful accounts of $764,000 and a $3.1 million decrease in working capital.

For the year ended December 31, 2006, net cash used in investing activities was $10.2 million, and was primarily attributable to the acquisition of fixed assets of $11.3 million, $3.8 million for acquisition of 21 East and earn-out payment for Focus.cn, an increase in restricted cash of $3.8 million, and the addition of intangible assets and other assets of $359,000. This amount was partially offset by $9.0 million received as a result of the maturities of marketable debt securities. For the year ended December 31, 2005, net cash used in investing activities was $17.1 million, and was primarily attributable to $10.3 million in cash used to acquire Go2Map and earn-out payment for Focus.cn, the acquisition of fixed assets of $8.1 million largely due to the relocation of our offices in Beijing, and the addition of intangible assets and other assets of $2.4 million and the addition of restricted cash of $991,000. This amount was partially offset by $4.7 million received as a result of the maturities of marketable debt securities. For the year ended December 31, 2004, net cash used in investing activities was $3.4 million, and was primarily attributable to $17.0 million in cash used to acquire Goodfeel, the acquisition of fixed assets of $8.4 million largely due to the relocation of our offices in Beijing, and the addition of other assets of $2.3 million. This amount was partially offset by $24.3 million received as a result of the maturities of marketable debt securities.

For the year ended December 31, 2006, net cash used in financing activities was $23.8 million, and was primarily attributable to $15 million used for the repurchase of our common stock and $14.1 million used for early redemption of our zero coupon convertible senior notes. This amount was partially offset by $4.8 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan, and $431,000 in excess tax benefits from share-based payment arrangements. For the year ended December 31, 2005, net cash used in financing activities was $24.3 million, and was primarily attributable to $13.8 million used for the repurchase of our common stock and $13.8 million used for early redemption of our zero coupon convertible senior notes. This amount was partially offset by $3.3 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan. For the year ended December 31, 2004, net cash used in financing activities was $19.5 million, and was primarily attributable to $23.8 million used for the repurchase of our common stock. This amount was partially offset by $4.4 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan.

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

Tabular Disclosure of Contractual Obligations (in thousands)

The following table sets forth our contractual obligations as of December 31, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$59,780	$59,780	$—	$—	$—
Operating lease obligations	10,635	3,590	7,045	—	—
Purchase obligations	10,852	8,114	2,738	—	—

Total contractual obligations	$81,267	$71,484	$9,783	$—	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, restricted cash, receivables, investments in marketable debt securities, payables and zero coupon convertible senior notes as of December 31, 2006:

	Expected Maturity Date
	Before December 31,
	2007	2008	2009	2010	2011	Thereafter	Total Recorded Value	Fair Value
On-balance sheet financial instruments (in US$ ‘000)
Cash and cash equivalents
in US$	46,659	—	—	—	—	—	46,659	46,659
in RMB	77,353	—	—	—	—	—	77,353	77,353
in HK$	744	—	—	—	—	—	744	744

Sub-total	124,756	—	—	—	—	—	124,756	124,756

Restricted cash
in US$	1,625	1,375	750	—	—	—	3,750	3,750
in RMB	—	—	1,024	—	—	—	1,024	1,024

Sub-total	1,625	1,375	1,774	—	—	—	4,774	4,774

Receivables
in US$	904	—	—	—	—	—	904	904
in RMB	28,875	—	—	—	—	—	28,875	28,875
in HK$	7	—	—	—	—	—	7	7

Sub-total	29,786				—	—	29,786	29,786

Investments in marketable debt securities
in US$	4,942	—	—	—	—	—	4,942	4,942

Payables
in US$	5,098	—	—	—	—	—	5,098	5,098
in RMB	32,526	—	—	—	—	—	32,526	32,526
in HK$	171	—	—	—	—	—	171	171

Sub-total	37,795	—	—	—	—	—	37,795	37,795

Zero coupon convertible senior notes
in US$	59,780	—	—	—	—	—	59,780	57,762

INVESTMENT RISK

(a) Investments in Beijing Sohu, High Century, Sohu Entertainment, Goodfeel, Huohu, and Sogou Information

As of December 31, 2006, Sohu had outstanding long-term loans of $9.9 million to Dr. Zhang, Sohu’s Chief Executive Officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in High Century, which is owned 80% by Dr. Zhang and 20% by an employee; Sohu Entertainment, which is owned by two of our employees; Goodfeel, which is owned by two of our employees; Huohu, which is owned 75% by Sohu Era and 25% by an employee; and Sogou Information, which is owned by two of our employees. High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted. As of December 31, 2006, the loans also included amounts used to finance investments in Beijing Sohu, which was owned 80% by Dr. Zhang and 20% by High Century, and was liquidated in February 2007.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, Goodfeel, Huohu or Sogou Information to us; (ii) the shares of High Century, Sohu Entertainment, Goodfeel, Huohu or Sogou Information cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information. Dr. Zhang and the other employee borrowers have pledged all of their shares in High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information as collateral for the loans and the loans bear no interest and are due on demand after November 2003 in the case of High Century; after November 2005 in the case of Huohu; after August 12, 2006 in the case of Sogou Information; after October 2006 in the case of Goodfeel; after November 3, 2006 in the case of Sohu Entertainment; or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information which is uncertain.

Furthermore, because of uncertainties associated with the PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Sohu Entertainment, Goodfeel, Huohu and Sogou Information.

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

(b) Investment in marketable debt securities

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. As of December 31, 2006, these marketable debt securities amounted to approximately $4.9 million. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of December 31, 2006, an unrealized loss of $58,000 were recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of December 31, 2006.

(US$ ‘000)	Expected Maturity Date						Total Recorded Value	Fair Value
	Before December 31,
	2007	2008	2009	2010	2011	Thereafter
Investments in marketable securities	4,942	—	—	—	—	—	4,942	4,942
Average interest rate	4.40%	—	—	—	—	—
Zero coupon convertible senior notes	59,780	—	—	—	—	—	59,780	57,762
Average interest rate	0%	—	—	—	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements which appear on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statements Schedules which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 49 of this report and is incorporated into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that all material information relating to Sohu required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s annual report on internal control over financial reporting and the related report of our independent registered public accounting firm are included in this Report on pages F-2 and F-3, respectively.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 30, 2007 and is incorporated herein by reference.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)
Equity compensation plans approved by security holders-2000 Stock Incentive Plan
Stock Options	2,580	$15.69
Restricted Stock Units	529	$—

Subtotal	3,109		1,084
Equity compensation plans not approved by security holders	—	—	—

Total	3,109		1,084

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a)(1) Index to Consolidated Financial Statements

Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

(a)(2) Financial Statements Schedule

Schedule I, Condensed Financial Information of Registrant, is included on page F-29 of this report and is incorporated into this Item 15(a)(2) by reference.

All other financial statements schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(c) Exhibits

See the Exhibit Index following the signature pages of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 8, 2007

Sohu.com Inc.

By:	/s/ CAROL YU
Carol Yu Co-President and Chief Financial Officer

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

SIGNATURE	TITLE	DATE

/S/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 8, 2007

/S/ CAROL YU Carol Yu	Co-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2007

/S/ EDWARD B. ROBERTS Edward B. Roberts	Director	March 8, 2007

/S/ CHARLES HUANG Charles Huang	Director	March 8, 2007

/S/ MARY MA Mary Ma	Director	March 8, 2007

/S/ DAVE QI Dave Qi	Director	March 8, 2007

SHI WANG	Director	March 8, 2007

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2006.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sohu.com Inc.:

We have completed integrated audits of Sohu.com Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. and its subsidiaries at December 31, 2006 and December 31, 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2(r) to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in management’s report on internal control over financial reporting appearing on Page F-2 of Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

March 8, 2007

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$124,756	$119,091
Accounts receivable, net (including $286 and $358 from a related party, respectively)	23,825	19,283
Prepaid and other current assets	5,961	4,546
Current portion of long-term investments in marketable debt securities	4,942	9,095

Total current assets	159,484	152,015
Long-term investments in marketable debt securities	—	4,900
Investment in an associate	1,296	1,124
Fixed assets, net	21,453	15,745
Goodwill	54,986	50,918
Intangible assets, net	8,360	11,251
Restricted cash	4,774	991
Other assets, net	3,238	2,737

	$253,591	$239,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $0 and $81 to a related party, respectively)	$1,177	$1,683
Accrued liabilities	36,618	33,370
Zero coupon convertible senior notes	59,780	—

Total current liabilities	97,575	35,053
Zero coupon convertible senior notes	—	74,780

Total liabilities	97,575	109,833

Commitments and contingencies (Note 17)
Minority interests	53	—
Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 36,647 and 36,680 shares issued and outstanding, respectively)	41	40
Additional paid-in capital	161,033	148,780
Treasury stock (4,137 shares and 3,446 shares, respectively)	(54,686)	(39,686)
Accumulated other comprehensive income	5,102	2,126
Retained earnings	44,473	18,588

Total shareholders’ equity	155,963	129,848

	$253,591	$239,681

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Advertising:
Brand advertising (including $0, $0 and $519 from related parties, respectively)	$78,993	$58,483	$46,062
Sponsored search	12,765	12,414	9,686

Subtotal of advertising revenues	91,758	70,897	55,748

Non-advertising:
Wireless	32,592	26,330	36,369
Others	9,886	7,320	4,921

Subtotal of non-advertising revenues	42,478	33,650	41,290

Total revenues	134,236	104,547	97,038
Cost of revenues:
Advertising:
Brand advertising	23,211	14,611	10,786
Sponsored search	5,246	3,077	1,272

Subtotal of cost of advertising revenues	28,457	17,688	12,058

Non-advertising:
Wireless	15,441	11,983	13,756
Others (including $1,761, $1,288 and $219 to a related party, respectively)	3,231	2,748	2,056

Subtotal of cost of non-advertising revenues	18,672	14,731	15,812

Total cost of revenues	47,129	32,419	27,870

Gross profit	87,107	72,128	69,168

Operating expenses:
Product development	18,885	13,730	8,820
Sales and marketing	28,532	20,110	15,488
General and administrative	13,092	10,153	8,521
Amortization of intangible assets	1,993	1,948	1,360

Total operating expenses	62,502	45,941	34,189

Operating profit	24,605	26,187	34,979

Other income (expenses)	477	2,447	(838)
Interest income	3,216	2,500	2,444

Income before income tax expense	28,298	31,134	36,585
Income tax expense	(1,579)	(11)	37

Income from continuing operations	26,719	31,123	36,622
Minority interests	7	—	—

Net income from continuing operations	26,726	31,123	36,622
Loss from discontinued e-commerce operations	(841)	(1,342)	(985)

Net income	$25,885	$29,781	$35,637

Basic net income per share	$0.70	$0.82	$0.98

Shares used in computing basic net income per share	36,730	36,309	36,369

Diluted net income per share	$0.68	$0.77	$0.89

Shares used in computing diluted net income per share	39,105	39,680	41,011

Effective from January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires all share-based awards to employees and directors to be recognized in the financial statements based on their grant date fair values. Net income for the year ended December 31, 2006 included share-based compensation expense under SFAS 123(R) of $6.9 million, of which $1.5 million is included in cost of revenues, $1.9 million is included in product development expenses, $1.6 million is included in sales and marketing expenses, and $1.9 million is included in general and administrative expenses. Please refer to Note 19 to the Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$25,885	$29,781	$35,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,969	4,865	3,962
Amortization of intangible assets and other assets	4,085	3,735	2,742
Provision for allowance for doubtful accounts	1,067	1,282	764
Share-based compensation expense due to the implementation of SFAS 123 (R)	6,939	—	—
Gains on early redemption of zero coupon convertible senior notes	(793)	(1,247)	—
Minority interests	(7)	—	—
Excess tax benefits from share-based payment arrangements	(431)	—	—
Others	57	357	85
Changes in current assets and liabilities:
Accounts receivable	(5,756)	(261)	(7,631)
Accounts receivable from a related party	72	(159)	(199)
Prepaid and other current assets	(2,497)	(507)	(821)
Accounts payable	(425)	(708)	1,009
Payable to a related party	(81)	81	—
Accrued liabilities	2,681	(1,297)	10,604

Net cash provided by operating activities	36,765	35,922	46,152
Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	9,000	4,688	24,304
Investment in an associate	—	—	(995)
Purchase of fixed assets	(11,303)	(8,114)	(8,431)
Purchase of intangible assets and other assets	(359)	(2,413)	(1,290)
Increase of restricted cash	(3,750)	(991)	—
Acquisitions, net of cash acquired	(3,833)	(10,263)	(17,000)

Net cash used in investing activities	(10,245)	(17,093)	(3,412)
Cash flows from financing activities:
Early redemption of zero coupon convertible senior notes	(14,062)	(13,762)	—
Repurchase of common stock	(15,000)	(13,847)	(23,836)
Issuance of common stock	4,830	3,301	4,371
Excess tax benefits from share-based payment arrangements	431	—	—

Net cash used in financing activities	(23,801)	(24,308)	(19,465)
Effect of exchange rate change on cash and cash equivalents	2,946	2,186	—

Net increase (decrease) in cash and cash equivalents	5,665	(3,293)	23,275
Cash and cash equivalents at beginning of year	119,091	122,384	99,109

Cash and cash equivalents at end of year	$124,756	$119,091	$122,384

Non-cash financing activity:
Issuance of common stock for acquisition	$—	$—	$898

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Common stock:
Balance, beginning of year	$40	$38	$36
Issuance of common stock	1	2	2

Balance, end of year	41	40	38

Additional paid-in capital:
Balance, beginning of year	148,780	145,481	140,218
Issuance of common stock	4,829	3,299	5,267
Compensatory share-based awards	6,939	—	(4)
Tax benefits from share-based awards	485	—	—

Balance, end of year	161,033	148,780	145,481

Treasury stock:
Balance, beginning of year	(39,686)	(25,839)	(2,003)
Repurchase of common stock	(15,000)	(13,847)	(23,836)

Balance, end of year	(54,686)	(39,686)	(25,839)

Deferred compensation:
Balance, beginning of year	—	(2)	(14)
Compensatory stock options	—	2	12

Balance, end of year	—	—	(2)

Accumulated other comprehensive income:
Balance, beginning of year	2,126	14	232
Net unrealized gains (losses) on marketable debt securities	177	(255)	(215)
Foreign currency translation adjustment	2,799	2,367	(3)

Balance, end of year	5,102	2,126	14

Retained earnings (accumulated deficit):
Balance, beginning of year	18,588	(11,193)	(46,830)
Net income	25,885	29,781	35,637

Balance, end of year	44,473	18,588	(11,193)

Total shareholders’ equity	$155,963	$129,848	$108,499

Comprehensive income:
Net income	$25,885	$29,781	$35,637
Other comprehensive income (losses):
Net unrealized gains (losses) on marketable debt securities	177	(255)	(215)
Foreign currency translation adjustment	2,799	2,367	(3)

Total comprehensive income	$28,861	$31,893	$35,419

	Number of Outstanding Shares
Common stock:
Balance, beginning of year	36,680	36,537	36,101
Issuance of common stock	658	1,029	1,797
Repurchase of common stock	(691)	(886)	(1,361)

Balance, end of year	36,647	36,680	36,537

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

The Company, its subsidiaries and variable interest entities (“VIEs”), primarily offer content, brand advertising, sponsored search, wireless and online games services through the Company’s Internet sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.17173.com, www.focus.cn, www.goodfeel.com.cn and www.go2map.com. The Company markets its products and services to customers primarily in the PRC.

2. Summary of Significant Accounting Policies

(a) Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America.

(b) Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and its VIEs from the respective dates of their acquisition or formation. All intercompany balances and transactions have been eliminated.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Pursuant to FIN 46R, Beijing Sohu Online Network Information Services, Ltd. (“Beijing Sohu”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”), formally known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing Goodfeel Information Technology Co., Ltd. (“Goodfeel”), Beijing Huohu Digital Technology Co., Ltd. (“Huohu”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”) and Guangzhou Sohu Interactive Network Technology Co., Ltd. (“Guangzhou Interactive”) are VIEs of the Company and the Company is the primary beneficiary of the VIEs. Accordingly, the VIEs have been consolidated in the Company’s financial statements.

(c) Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, valuation allowance against deferred tax assets, assessment of impairment for goodwill, intangible assets, fixed assets and other assets and determination of share-based compensation expense represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Brand advertising contracts establish the fixed price and advertising services to be provided. Pursuant to brand advertising contracts, the Company provides advertisement placements on various Website channels and in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectibility is reasonably assured. In situations where collectibility is not deemed to be reasonably assured, the Company recognizes revenue upon receipt of cash from customers.

Sponsorship contracts may include services similar to those in the brand advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on the Websites of the Company, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight-line basis over the contract period, provided the Company is meeting its obligations under the contract.

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium size enterprises, sponsored search services mainly include priority placements in the Company’s search directory, listing in the classified advertisements section and pay-for-click services consisting of displaying the text-based links to the Websites of the Company’s advertisers and the Company’s Website Alliance network. The Company normally provides the priority placements services and listing in its classified advertisements section for a fixed fee over a period of the contracts. Revenues of these services are normally recognized on a straight line basis over the service period of the contracts. Pay-for-click services of displaying the text-based links to the Company’s advertisers’ Websites is charged on a cost per click basis, so that an advertiser pays the Company only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues of the pay-for-click services are recognized as the users click on the links.

ii) Non-advertising revenues

Non-advertising revenues include revenue principally from wireless and online game services.

Wireless revenues are derived from providing short messaging services or SMS, Wireless Application Protocol or WAP, multi-media messaging services or MMS, Ring Back Tone or RBT and interactive voice response or IVR, mainly consisting of news, weather forecast, chatting, entertainments information, music, ring tones, pictures and logo downloads and various other mobile related products provided to mobile phone users. The Company contracts with third party mobile network operators for wireless services provided to its users and records the fee charged by third party mobile network operators as cost of revenues. Wireless revenues are recognized in the month in which the service is performed, provided that no significant company obligations remain.

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

(f) Accounts receivable, net

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its general allowance, including aging analysis, historical bad debt records, customer credit analysis and any specific known troubled accounts.

(g) Investments in marketable debt securities

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

(h) Associates

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

(i) Fixed assets and depreciation

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

(j) Goodwill

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

(k) Intangible assets

Intangible assets, comprising customer relationships, computer software purchased from unrelated third parties, domain names, trademarks and others, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years for customer relationship and computer software and fifteen years for domain names and trademarks, with no residual value. The weighted average amortization period for intangible assets is seven years.

(l) Other assets

Other assets mainly include the prepaid content fees and rental deposits. The Company amortizes content fees over the term of the contracts.

(m) Impairment for long-lived assets

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

(n) Foreign currency translation

Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date.

The Company’s functional and reporting currency is the US Dollar. The functional currency of the Company’s subsidiaries in China is the Renminbi (“RMB”). Sales and purchases and other expense transactions are generally denominated in RMB. Accordingly, assets and liabilities of the China subsidiaries are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded in a separate component of shareholders’ equity. Foreign currency translation adjustments are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity for the years presented.

(o) Cost of revenues

i) Advertising

Cost of advertising revenues consists of compensation and related overhead costs for employees, depreciation expenses, fees for bandwidth leasing charges, content and services. Royalties paid to content providers are expensed as incurred and included as cost of revenues. Contracts with content providers generally range from one to three years in duration and may be terminated by either party upon notice.

ii) Non-advertising

Cost of wireless revenues consists of collection charges and transmission fees paid to third party network operators, payments to third party content suppliers, penalties, depreciation expenses, and fees for bandwidth leasing charges.

(p) Product development

Operating, classification and organization of listings, and enhancement costs of the Website are expensed as incurred. Significant direct costs of materials, labor and services incurred during the application development stage of a project are capitalized.

(q) Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. Advertising expenses are charged to the statements of operations when incurred. Included in sales and marketing expenses are advertising costs of $10,645,000, $7,567,000 and $6,110,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

(r) Share-based compensation

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

Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of options granted to employees and directors. Under the transition provisions of SFAS 123(R), the Company recognizes compensation expense on options granted prior to the adoption of SFAS 123(R) on an accelerated basis over the requisite service period, which is consistent with the methods the Company adopted when preparing pro forma information under SFAS 123. For the year ended December 31, 2006, the Company granted 545,625 restricted stock units to its employees and directors. Restricted stock units are measured based on the fair market value of the underlying stock on the dates of grant. The Company recognizes the relevant share-based compensation expenses on an accelerated basis over the requisite service period.

Under SFAS 123(R), the number of share-based awards for which the service is not expected to be rendered for the requisite period should be estimated, and the related compensation cost not recorded for that number of awards. For pro forma disclosure under SFAS 123, the effect of forfeitures was accounted for only as the forfeitures occurred. The Company applied the modified prospective transition method, and therefore has not restated prior years’ results.

(s) Income taxes

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

(t) Net income per share

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the year. Potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units (using the treasury stock method) and the conversion of zero coupon convertible senior notes.

(u) Comprehensive income

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

(v) Segment reporting

In accordance with its internal financial reporting structure, the Company has determined that its business segments constitute its primary reporting segments. In previous years, the Company mainly has three reportable segments: advertising, wireless and e-commerce. During the year ended December 31, 2005, the Company adjusted its reportable segments and has reclassified results of its sponsored search segment from its advertising operations and reports sponsored search as a separate segment. Accordingly, the Company reclassified the related revenue and cost of revenue for previous years presented to conform with the revised classification.

In previous years, the Company had included all of its Website operating cost in cost of revenues of brand advertising. In 2005, in order to improve the measurement of performance of each segment, the Company began allocating Website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, the Company reclassified the cost of revenues amongst each segment for previous years presented to conform with the revised classification.

The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless and other segments as management does not use this information to measure the performance of the operating segments.

(w) Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the potential impact of FIN 48 on its financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) issued No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). EITF 06-3 requires disclosure of the presentation of taxes on either a gross or a net basis as an accounting policy decision. The provisions are effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the provisions of EITF 06-3 to have a material impact on its financial position and results of operations.

(x) Reclassification

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

3. Discontinuance of E-commerce Operation

The Company discontinued its e-commerce platform of physical consumer goods on June 20, 2006, in order to focus on profitable segments. As a result of the disposal, the e-commerce business is accounted for as a discontinued operation.

Accordingly, the Company’s consolidated statements of operations separate the discontinued operation for all years presented. For the years ended December 31, 2006, 2005 and 2004, revenues from the e-commerce operation amounted to $1.2 million, $3.8 million and $6.2 million, respectively. For the years ended December 31, 2006, 2005 and 2004, net loss from the e-commerce operation amounted to $0.8 million, $1.3 million and $1.0 million, respectively.

At the discontinuance of the e-commerce operation, the Company performed a specific review on all the assets related to the e-commerce segment, and provided full provisions for doubtful receivables and the entire inventory balances. As the fixed assets previously used by the e-commerce operation could generally be used by other segments, the Company did not dispose of significant fixed assets nor provide impairment on the fixed assets.

4. Segment Information

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operated in four principal segments: brand advertising, sponsored search, wireless and e-commerce. In June 2006, the Company terminated its e-commerce business. Accordingly, the results of operations for e-commerce have been reclassified as loss from discontinued operation for all periods presented.

In years prior to 2005, the Company had included all of its Website operating cost in cost of brand advertising revenues. In 2005, in order to improve the measurement of performance of each segment, the Company began allocating Website operating cost to the cost of revenues of each segment based on actual usage. Accordingly, the Company reclassified the cost of revenues amongst each segment for previous years presented to conform with the revised classification. The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless and other segments as management does not use this information to measure the performance of the operating segments. Management does not consider share-based compensation for their segment reporting as shown in the tables, as such information does not impact the decisions on resource allocation and segment performance evaluation.

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2006
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$78,993	$12,765	$32,592	$9,886	$134,236
Segment cost of revenues	(21,817)	(5,158)	(15,441)	(3,212)	(45,628)

Segment gross profit	$57,176	$7,607	$17,151	$6,674	$88,608

Share-based compensation expense under SFAS 123(R)					(1,501)

Gross profit					$87,107

	Year Ended December 31, 2005
	Brand Advertising	Sponsored Search	Wireless	Others*	Total
Revenues	$58,483	$12,414	$26,330	$7,320	$104,547
Cost of revenues	(14,611)	(3,077)	(11,983)	(2,748)	(32,419)

Gross profit	$43,872	$9,337	$14,347	$4,572	$72,128

	Year Ended December 31, 2004
	Brand Advertising	Sponsored Search	Wireless	Others	Total
Revenues	$46,062	$9,686	$36,369	$4,921	$97,038
Cost of revenues	(10,786)	(1,272)	(13,756)	(2,056)	(27,870)

Gross profit	$35,276	$8,414	$22,613	$2,865	$69,168

*	Revenues of Go2Map since the date of acquisition, mainly comprising sales of software and provision of application services, are included in others.

5. Other Income (Expenses)

The following table summarizes the Company’s other income (expenses) (in thousands):

	Year Ended December 31,
	2006	2005	2004
Reversal of certain taxes previously accrued and receipts of tax refunds	$—	$1,734	$—
Gains on early redemption of zero coupon convertible senior notes	793	1,247	—
Amortization of offering costs for zero coupon convertible senior notes	(537)	(724)	(776)
Share of profits (losses) from investment in an associate	151	102	(2)
Others	70	88	(60)

	$477	$2,447	$(838)

6. Balance Sheet Components (in thousands)

	As of December 31,
	2006	2005
Accounts receivable, net
Accounts receivable	$25,388	$20,616
Allowance for doubtful accounts:
Balance at beginning of year	(1,333)	(1,042)
Additional provision for bad debt	(1,597)	(2,884)
Write-offs	837	991
Cash collection	530	1,602

Balance at end of year	(1,563)	(1,333)

	$23,825	$19,283

Prepaid and other current assets
Prepaid license and content	$2,242	$1,157
Prepaid advertising and promotion fees	956	1,071
Prepaid professional fees	556	552
Other receivables	1,152	665
Current portion of offering costs of zero coupon convertible senior notes	248	—
Others	807	1,101

	$5,961	$4,546

Fixed assets, net
Computer equipment	$33,833	$24,806
Office furniture and equipment	751	649
Vehicles	895	598
Leasehold improvements	5,879	5,248

	41,358	31,301
Accumulated depreciation	(19,905)	(15,556)

	$21,453	$15,745

Other assets, net
Prepaid content	$1,550	$—
Offering costs of zero coupon convertible senior notes	—	929
License fees (net of accumulated amortization of $978 and $691, respectively)	—	287
Rental deposits	889	861
Deferred tax assets	203	—
Others	596	660

	$3,238	$2,737

Accrued liabilities
Taxes payable	$6,730	$8,422
Accrued liabilities to suppliers and accrued rebates to agents	12,301	10,601
Receipts in advance	6,190	5,875
Contract deposits from customers	3,935	3,057
Accrued compensation and benefits	5,701	3,931
Accrued liabilities on professional services	1,015	998
Payable for acquisitions	616	306
Others	130	180

	$36,618	$33,370

7. Restricted cash

As of December 31, 2006 and 2005, the Company had made deposits of $4.8 million and $991,000, respectively, into restricted bank accounts as guarantees to meet the requirements under certain content purchase and marketing rights contracts.

8. Investments in Marketable Debt Securities

The Company’s investment portfolio consists of corporate debt securities that will mature within one year. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As market interest rates increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale.

9. Investment in An Associate

In August 2004, the Company made an investment of $997,000 in Beijing Pixel Software Technology Co. Ltd. (“Pixel”) to acquire 15% of its equity interest (the “Acquisition”). The Company has the right to appoint one of four members of the Board of Directors, who has the right to veto any cooperation between Pixel and competitors of the Company. The Company believes that it can exercise a significant influence on Pixel’s operations so that the investment was accounted for under the equity method. During the years ended December 31, 2006, 2005 and 2004, the Company recorded a share of profit of $151,000, $102,000 and loss of $2,000 in the consolidated statements of operations, respectively.

10. Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Brand Advertising	Sponsored Search	Wireless	Others	Total
Balance as of December 31, 2004	$32,443	$—	$11,897	$162	$44,502
Acquisitions	—	6,412	—	—	6,412
Foreign currency translation adjustment	—	—	—	4	4

Balance as of December 31, 2005	32,443	6,412	11,897	166	50,918
Acquisitions	—	—	3,542	—	3,542
Additional contingent consideration	—	520	—	—	520
Foreign currency translation adjustment	—	—	—	6	6

Balance as of December 31, 2006	$32,443	$6,932	$15,439	$172	$54,986

As of December 31, 2006, the Company performed a goodwill impairment test by comparing the book value to the fair value of each reporting unit. Based on assessment, there was no impairment issue and thus no impairment charge was recorded. In estimating the fair value of a reporting unit, the Company has taken into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information; and based on a weighted valuation method comprising income approach and market approach. Going forward, the Company will continue to test goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of the goodwill below its carrying amount.

11. Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship	$2,343	$(2,146)	$197	$2,343	$(1,420)	$923
Trademarks and domain names	3,654	(851)	2,803	3,648	(544)	3,104
Developed technologies	1,030	(366)	664	1,030	(228)	802
Computer software	6,137	(3,518)	2,619	5,825	(2,842)	2,983
Marketing rights and others	3,250	(1,393)	1,857	3,155	(462)	2,693
Others	1,580	(1,360)	220	1,580	(834)	746

	$17,994	$(9,634)	$8,360	$17,581	$(6,330)	$11,251

Amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $2,253,000, $1,758,000, $762,000, $621,000 and $601,000, respectively.

12. Acquisitions

(a) 21 East

On October 31, 2006, the Company completed the acquisition of a 70% interest in 21 East Entertainment Limited (“21 East Hong Kong”) and Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) (collectively “21 East”) for consideration of $3.5 million in cash and an additional amount, not to exceed $1.4 million, which will be paid over three years after the date of the closing of the acquisition, subject to the satisfaction and attainment of certain post closing operating and financial milestones of 21 East. Other estimated direct acquisition costs were $219,000. The main purpose of the acquisition of the 70% interest in 21 East is to enable the Company to secure and develop attractive, high-quality music and content. The Company considers the acquisition of 21 East to have been made in the ordinary course of its business. The purchase price was determined based on arms’ length negotiations between Sohu and 21 East.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$317
Identifiable intangible assets	26
Goodwill	3,542
Liabilities assumed	(143)

Total	$3,742

The excess of purchase price over tangible assets and identifiable intangible assets (mainly copyrights of song lyrics) acquired and liabilities assumed were recorded as goodwill relating to the wireless segment. The purchase price used in the calculation of goodwill excludes contingent consideration of $1.4 million and contingent taxes obligations relating to the pre-acquisition period, which may result in recognition of an additional element of cost of the acquisition entity when the outcome of the contingencies, if any, become estimable. The identifiable intangible assets were amortized over a weighted average period of three years.

Prior to the acquisition, 21 East did not prepare its financial statements under accounting principles generally accepted in the United States of America. The Company determined that the cost of reconstructing the financial statements of 21 East for the periods prior to the acquisition outweighed its benefits. Accordingly, unaudited pro forma consolidated financial information reflecting the results of operations of 21 East has not been presented.

(b) Go2Map

On May 31, 2005, the Company completed the acquisition of all of the outstanding capital stock of Go2Map Inc., a company incorporated in Cayman Islands, and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc. (collectively “Go2Map”) for $9.3 million in cash, and an additional amount, not to exceed $2.5 million, which will be paid over two years after the date of the closing of the acquisition, subject to the satisfaction and attainment of certain post closing operating and financial milestones of Go2Map. In 2006, $520,000 was payable based upon the achievement of certain operating and financial milestones of Go2Map. The other direct acquisition costs amounting to $454,000 were paid during the year ended December 31, 2005. Go2Map is one of the leading online mapping service providers in China. The Company considers the acquisition of Go2Map to have been made in the ordinary course of its business. The purchase price was determined in arms’ length negotiations between Sohu and Go2Map.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements. The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$3,199
Identifiable intangible assets	926
Goodwill	6,412
Liabilities assumed	(783)

Total	$9,754

The excess of purchase price over tangible and identifiable intangible assets (mainly trade name, non-compete agreements and customer relationship) acquired and liabilities assumed were recorded as goodwill relating to the sponsored search segment. Purchase price used in the calculation of goodwill excludes the remaining contingent consideration not exceeding $2.5 million, which may result in recognition of an additional element of cost of the acquired entity when the outcome of the contingency is materialized. During 2006, the Company recorded the effects of materialization of the contingent consideration of $520,000 for the acquisition. The acquired identifiable intangible assets were valued by various approaches, including income approach, market approach and replacement cost approach, as appropriate. Identifiable intangible assets were amortized over a weighted average period of six years.

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

13. Zero Coupon Convertible Senior Notes

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

During the year ended December 31, 2006, the Company redeemed early from the market a portion of its zero coupon convertible senior notes at a discount for $15,000,000 in aggregate face value, after deducting the related portion of unamortized offering cost.

During the year ended December 31, 2005, the Company redeemed early from the market a portion of its zero coupon convertible senior notes at a discount for $15,220,000 in aggregate face value, after deducting the related portion of unamortized offering cost.

As of December 31, 2006, total face value of outstanding zero coupon convertible senior notes amounting to $59,780,000, was classified as a current liability, as it was probable that note holders would exercise their options to require the Company to repurchase the outstanding balance on July 14, 2007.

14. China Contribution Plan

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the years ended December 31, 2006, 2005 and 2004, the Company contributed a total of $7,448,000, $4,820,000 and $3,223,000, respectively, to these funds.

15. Profit Appropriation

Pursuant to the laws applicable to China’s Foreign Investment Enterprises, each of the Company’s subsidiaries in China must make appropriations from its after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP) until these reserves equal 50% of the amount of paid-in capital; the other fund appropriations are at the Company’s discretion. Since Sohu ITC Information Technology (Beijing) Co., Ltd., (“Beijing ITC”), Beijing Sohu Interactive Software Co., Ltd (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd (“Go2Map Software”) and Beijing Sohu New Media Information Technology Co., Ltd (“Sohu Media”) under PRC GAAP, are in an accumulated loss position, no appropriations have been made to the general reserve fund. For the year ended December 31, 2005, Beijing Sohu Era Information Technology Co., Ltd (“Sohu Era”) appropriated $1.7 million into the general reserve and the cumulative general reserve equal to 50% of its paid-in capital; therefore Sohu Era did not appropriate any additional reserve during 2006. For the year ended December 31, 2006, Beijing Sogou Technology Development Co., Ltd (“Sogou Technology”) made an appropriation of approximately $100,000 to the general reserve fund. Upon certain regulatory approvals and subject to certain limitations, the general reserve fund can be used to offset prior year losses, if any, and could be converted into paid-in capital of Sohu Era and Sogou Technology for PRC GAAP and legal purposes. Other than the appropriations to the general reserve fund, the Company did not make any other appropriations for the years ended December 31, 2006 and 2005.

16. Concentration of Risks

The operations of the Company are substantially located in the PRC and accordingly, investing in the shares of the Company are subject to among others, the PRC’s political, economic and legal risks.

Substantially all of the Company’s wireless revenues for all periods presented are derived from providing wireless services. The Company relies on two major third party mobile network operators and their subsidiaries for the billing of and collection from mobile phone users. If the annual contracts with these operators were not renewed or were terminated, the Company’s wireless business could be adversely affected. As of December 31, 2006 and 2005, $7,139,000 and $3,603,000 of accounts receivable balances were ultimately due from mobile network operators for wireless services.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, marketable debt securities and accounts receivable. As of December 31, 2006, approximately 76% of the Company’s cash and cash equivalents, and marketable debt securities were held in 10 financial institutions in mainland China, and 24% of the Company’s cash and cash equivalents, and marketable debt securities were held by financial institutions in the United States, Singapore, or Hong Kong. None of the financial institutions held more than 20% of the total balance. Accounts receivable are typically unsecured, denominated in RMB, and derived from revenues earned from customers primarily located in the People’s Republic of China. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

17. Commitments and Contingencies

The Company’s China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Sogou Information, Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”) and Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) enjoy tax benefits which are available to “new technology enterprises”. The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the status of a new technology enterprise. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction, at the rate of 7.5%, for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2003 to 2005, 7.5% in 2006 to 2008 and 15% thereafter. Sogou Information was incorporated in 2005, Sogou Technology and Sohu Media were incorporated in 2006 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2006 to 2008, 7.5% in 2009 to 2011 and 15% thereafter. To be considered a “new technology enterprise” under current PRC law, a company must: (i) operate in the high-tech industry (which includes the information technology industry); (ii) be incorporated and operate in Beijing Zhongguancun Science Park; (iii) receive 60% of its revenue from high-tech products or services; and (iv) have at least 20% of its employees involved in technology development. New technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era, Sohu Internet, Sogou Information, Sogou Technology and Sohu Media did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

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

From time to time, we become subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights in connection with the content published on our Websites. We provide for the amount of loss, if there is information available prior to issuance of the Company’s financial statements indicating that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company has entered in certain sponsorship agreements, under which the Company is obliged to provide advertising services and Website construction, operation and maintenance services to third parties during the contract periods.

As of December 31, 2006, the Company had future minimum content and service purchase commitments of $8.1 million, $2.7 million and $84,000 for the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2006, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

During the year ended December 31, 2006, Sohu Internet entered into an agreement and committed to invest $1.2 million in a newly established China-based investment holding company. After the investment, Sohu Internet will hold 2% of the equity interests in the investee.

As of December 31, 2006, the Company had future minimum rental lease payments of $3.6 million, $3.6 million and $3.4 million for the years ending December 31, 2007, 2008 and 2009, respectively, under various non-cancelable operating leases ending 2009. Subsequent to December 31, 2006, the Company purchased the premises currently occupied as its corporate headquarters, at a purchase price of approximately $35.3 million. Accordingly, rental commitment of $2.6 million, $2.8 million and $2.8 million will no longer be paid for the years ending December 31, 2007, 2008 and 2009, respectively. The Company recognized $3.6 million, $3.2 million and $2.1 million of rent expense for the years ended December 31, 2006, 2005 and 2004, respectively.

18. VIEs and Related Party Transactions

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

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of December 31, 2006, the aggregate amount of these loans was $9.9 million.

The following is a summary of the VIEs of the Company which had been consolidated under FIN 46R:

a)	Beijing Sohu

Beijing Sohu was incorporated in the PRC in 1998 and engages in Internet information and wireless services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Originally, Dr. Zhang and He Jinmei held 80% and 20% interests in Beijing Sohu, respectively. He Jinmei transferred all her shares in Beijing Sohu to High Century in June 2005. As a result, Dr. Zhang and High Century hold 80% and 20% interests in Beijing Sohu, respectively. In February 2007, Beijing Sohu was liquidated.

b)	High Century

High Century was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Li Wei, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

c)	Sohu Entertainment

Sohu Entertainment, formerly known as Hengda, was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1,210,000. Originally, High Century and Li Wei held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further satisfy PRC regulations, High Century and Li Wei transferred their interests in Sohu Entertainment to Wang Xin and Wang Jianjun, each of whom is an employee of the Company. As a result, Wang Xin and Wang Jianjun hold 80% and 20% interests in Sohu Entertainment, respectively.

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

Tu Xing Tian Xia was incorporated in the PRC in 1999 and engages in mapping services in the PRC. The registered capital of Tu Xing Tian Xia is $248,000. In May 2005, in connection with the Company’s acquisition of Go2Map, the Company designated High Century and Sohu Internet as its designees to purchase the outstanding registered capital of Tu Xing Tian Xia. As a result, High Century and Sohu Internet own 56.1% and 43.9% interests in Tu Xing Tian Xia, respectively.

h)	Feng Yang Tian Lang

Feng Yang Tian Lang was incorporated in the PRC in 2005 and engages in advertising service in the PRC. The registered capital of Feng Yang Tian Lang is $248,000. Sohu Internet and High Century each holds 50% interests in Feng Yang Tian Lang.

i)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. The registered capital of Sogou Information is $2,480,000. Zhou Jing and Li Wei, each of whom is an employee of the Company, each owns a 50% interests in Sogou Information.

j)	Guangzhou Interactive

Guangzhou Interactive was incorporated in the PRC in 2006 and engages in providing Internet information services in the PRC. The registered capital of Guangzhou Interactive is $631,000. Sohu Internet and High Century each holds 50% interests in Guangzhou Interactive.

Pursuant to FIN 46R, Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, and Guangzhou Interactive are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements.

As of December 31, 2006 and 2005, the above VIEs have aggregated accumulated net profit of approximately $8.0 million and losses of approximately $2.4 million, respectively, and have been reflected in the consolidated financial statements.

(b) Related Party Transactions

The following table summarizes related party transactions during the years ended December 31, 2006, 2005 and 2004, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Year Ended December 31,
		2006	2005	2004
Qingfan, a company controlled by Dr Zhang’s brother	Delivery services provided by Qingfan	$27	$184	$126

An investee of one of the Company’s shareholders *	Brand advertising revenues	—	—	453

A company whose founder, Chief Executive Officer and Chairman is one of the directors of the Company	Brand advertising revenues	—	—	30

An investee of the Company	Amortization of licensing fee	69	100	50

	Cost of revenues	1,761	1,288	219

A company, one of whose directors is also a director of the Company	Hotel reservation services	—	—	10

	Brand advertising revenues	—	—	36

*	This party ceased to be a related party of the Company in November 2004. Accordingly, since then, transactions with this party are not regarded as related party transactions.

19. Shareholders’ Equity

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

(b) Treasury Stock

During the year ended December 31, 2006, the Company repurchased 690,580 shares of its common stock for total consideration at a $15 million, and during the year ended December 31, 2005, the Company repurchased 885,605 shares of its common stock for total consideration of $13.8 million including brokerage commission, to demonstrate confidence in the health and future prosperity of the Company. The shares repurchased by the Company are no longer outstanding, and are being held by the Company as treasury stock. Treasury stock is accounted for under the cost method.

(c) Stock Incentive Plan

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of December 31, 2006, 1,083,791 shares were available for grant under the plan.

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

A summary of option activity under the plan as of December 31, 2006, and changes during the year then ended, is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,586	$14.44	7.99
Granted	—	—	—
Exercised	(658)	7.35	—
Forfeited or expired	(348)	18.52	—

Outstanding at December 31, 2006	2,580	15.69	7.15	$23,206

Vested and expected to vest at December 31, 2006*	2,319	15.55	7.03	$21,470

Exercisable at December 31, 2006	1,680	14.21	6.60	$17,921

*	These are options outstanding as of December 31, 2006 that are already vested and expected to vest in the future.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $24.00 as of December 29, 2006.

The total intrinsic value of options exercised during the year ended December 31, 2006 was $10.7 million.

A summary of restricted stock unit activity under the plan as of December 31, 2006, and changes during the year ended is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value

Unvested at January 1, 2006	—	$—
Granted	546	24.03
Forfeited	(17)	24.07

Unvested at December 31, 2006	529	24.03

Expected to vest at December 31, 2006	379	23.98

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

	Options Outstanding as of December 31, 2006			Options Exercisable as of December 31, 2006
Range of Exercise Price	Number Outstanding (ins thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.86 - $1.18	230	4.53	$0.94	230	$0.94
$1.37 - $1.81	30	5.53	1.43	30	1.43
$2.27	40	5.80	2.27	40	2.27
$3.846	68	2.92	3.85	68	3.85
$5.875 - $7.64	260	5.29	7.10	259	7.10
$8.39	37	6.02	8.39	31	8.39
$13 - $16.84	311	7.44	16.22	179	16.12
$17 - $22.86	1,231	8.36	17.93	553	17.94
$23.17 - $34.51	373	6.96	28.40	290	28.82

	2,580			1,680

The effects of application of SFAS 123(R) on the consolidated statements of operations for the year ended December 31, 2006 are summarized as follows (in thousands, except per share data):

Year Ended December 31, 2006
Decrease in net income from continuing operations	$6,939
Decrease in income before income tax expense	6,939
Decrease in net income	6,939
Decrease in basic net income per share	0.18
Decrease in diluted net income per share	0.17

As of December 31, 2006, there was $3.9 million of total unrecognized compensation cost related to options for which services had not been provided. That cost is expected to be recognized over a weighted average period of 0.94 year. The total fair value of options expensed during the year ended December 31, 2006 was $5.0 million.

As of December 31, 2006, there was $7.2 million of unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.24 years. Total fair value of restricted stock units expensed during the year ended December 31, 2006 was $1.9 million.

To the extent the actual forfeiture rate is different than the Company has anticipated, the number of share-based awards expected to vest would be different from our expectations.

In accordance with SFAS 123(R), effective from January 1, 2006, the Company has recognized income tax benefits related to share-based awards to employees and directors that could be realized according to tax regulations. The tax benefits realized for options exercised during the year ended December 31, 2006 was $485,000. Gross excess tax benefits from share-based compensation for the year ended December 31, 2006 was $431,000 as reported on the consolidated statements of cash flows in financing activities.

There were no capitalized share-based compensation costs during the years ended December 31, 2006 and 2005.

During the year ended December 31, 2006, total cash received from the exercise of stock options amounted to $4.8 million.

Pro Forma Information under SFAS 123 for Prior Periods

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation for the years ended December 31, 2005 and 2004 (in thousands except per share data):

	Year Ended December 31,
	2005	2004
Net income as reported:	$29,781	$35,637
Add: Stock-based compensation expense included in reported net income	2	7
Deduct: Stock-based compensation expense determined under fair value based method	(7,660)	(6,119)

Pro forma net income	$22,123	$29,525

Basic net income per share:
As reported	$0.82	$0.98

Pro forma	$0.61	$0.81

Diluted net income per share:
As reported	$0.77	$0.89

Pro forma	$0.59	$0.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2005 and 2004, the fair value of options granted was estimated with the following assumptions:

	Year Ended December 31,
	2005	2004
Risk-free interest rate	2.7-4.5%	1-1.3%
Expected life (years)	1-5.2	2.5
Expected dividend yield	—	—
Volatility	51%-92%	94%
Fair value of options at grant date	$6.07-$10.84	$9.24-$17.27

20. Income Taxes

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 17.5% and certain subsidiaries are subject to taxes in the People’s Republic of China as disclosed below. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5%, for the subsequent three years and 15% thereafter. During the year ended December 31, 2006, most operations of the Company in the PRC are subject to an applicable tax rate of 7.5% as new technology enterprises. Providing there is no change in the new technology enterprise status or change in relevant regulations, certain major operating subsidiaries in the PRC will be subject to an applicable tax rate of 7.5% in 2007 and 2008 and 15% thereafter.

The income before income tax expense of $28.3 million, $31.1 million and $36.6 million for 2006, 2005 and 2004 mainly represented the China income. Income tax related to China income of 2006 is $1.5 million. This mainly resulted from taxable income of Sohu Era, a subsidiary of Sohu with applicable tax rate of 7.5% for the year of 2006. During the years ended December 31, 2006, 2005 and 2004, income taxes paid were $4,000, $21,000 and $107,000, respectively.

The combined effects of the income tax expense exemption and reduction available to us are as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Tax holiday effect	10,478	12,921	16,587
Basic net income per share effect	0.29	0.36	0.46

The following is a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2006	2005	2004
U.S. federal statutory rate:	34%	34%	34%
Impact of foreign tax rates	(27%)	(31%)	(34%)
Change in valuation allowance for deferred tax assets	3%	18%	15%
Other permanent book-tax differences	(4%)	(21%)	(15%)

	6%	—	—

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss from operations	$7,673	$8,126
Net operating loss from exercise of share-based awards	7,536	6,640
Share-based compensation	780	—
Others	558	681

Total deferred tax assets	16,547	15,447
Less: Valuation allowance	(16,344)	(15,447)

Net deferred tax assets	$203	$—

Deferred tax liabilities
Intangible assets from an acquisition	$(195)	$(211)
Others	(6)	(3)

Total deferred tax liabilities	$(201)	$(214)

As of December 31, 2006, the Company had federal net operating loss (“NOL”) of approximately $36 million available to offset against future federal income tax liabilities. The U.S. NOL will expire beginning 2020. The PRC NOL will expire beginning 2008.

The Company uses the short-cut method to pool its windfall tax benefit as prescribed by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

The Company does not provide for United States federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or VIEs because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. As of December 31, 2006 and 2005, these cumulative undistributed earnings are included in consolidated retained earnings on the balance sheet and amounted to $90.6 million and $66.9 million, respectively. An estimated $30.8 million and $22.8 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2006 and 2005.

21. Financial Instruments

The carrying amount of the Company’s cash and cash equivalents approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximated their market value based on their short-term maturities. The investments in marketable debt securities are reported at fair market value as of the balance sheet dates. The fair market value for the zero coupon convertible senior notes was $57.8 million and $67.7 million as of December 31, 2006 and 2005, respectively.

22. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands except per share data):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income from continuing operations	$26,726	$31,123	$36,622
Loss from discontinued e-commerce operations	(841)	(1,342)	(985)

Net income	25,885	29,781	35,637

Effect of dilutive securities:
Liquidated damages	—	—	166
Amortization of offering costs for the zero coupon convertible senior notes	537	724	776

Net income adjusted for dilutive securities	$26,422	$30,505	$36,579

Denominator:
Weighted average basic common shares outstanding	36,730	36,309	36,369
Effect of dilutive securities:
Stock options and restricted stock units	927	1,402	2,631
Zero coupon convertible senior notes	1,448	1,969	2,011

Weighted average diluted common shares outstanding	39,105	39,680	41,011

Basic income per share from continuing operations	$0.73	$0.86	$1.01
Basic loss per share from discontinued e-commerce operations	(0.03)	(0.04)	(0.03)

Basic net income per share	$0.70	$0.82	$0.98

Diluted net income per share from continuing operations	$0.70	$0.80	$0.92
Diluted loss per share from discontinued e-commerce operations	(0.02)	(0.03)	(0.03)

Diluted net income per share	$0.68	$0.77	$0.89

23. Subsequent Event

On January 27, 2007 the Company, pursuant to the exercise of a purchase option, entered into agreements with Vision Huaqing (Beijing) Development Co. Ltd. to purchase 7 floors of Vision International Center, the premises currently occupied by the Company as its corporate headquarters at a purchase price of approximately $35.3 million. The purchase consideration has been financed by cash on hand. While the Company believes that its cash is adequate for its operational needs, it plans to take steps to obtain standby credit facilities.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(in thousands)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$26,269	$12,218
Prepaid and other current assets	423	483
Current portion of long-term investments in marketable debt securities	4,942	9,095

Total current assets	31,634	21,796
Due from subsidiaries	—	8,480
Long-term investments in marketable debt securities	—	4,900
Interests in subsidiaries	213,804	176,112
Other assets, net	248	929

	$245,686	$212,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$4,038	$7,589
Due to subsidiaries	25,905	—
Zero coupon convertible senior notes	59,780	—

Total current liabilities	89,723	7,589
Zero coupon convertible senior notes	—	74,780

Total liabilities	89,723	82,369

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 36,647 and 36,680 shares issued and outstanding, respectively)	41	40
Additional paid-in capital	161,033	148,780
Treasury stock (4,137 shares and 3,446 shares, respectively)	(54,686)	(39,686)
Accumulated other comprehensive income	5,102	2,126
Retained earnings	44,473	18,588

Total shareholders’ equity	155,963	129,848

	$245,686	$212,217

SOHU.COM INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative	4,278	4,066	5,098

Operating loss	(4,278)	(4,066)	(5,098)
Equity in profit of subsidiaries and variable interest entities	23,709	27,520	36,081
Other income (expenses)	267	523	(776)
Interest income	6,270	5,804	5,393

Income before income tax expense	25,968	29,781	35,600
Income tax expense	(83)	—	37

Net income	$25,885	$29,781	$35,637

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$25,885	$29,781	$35,637
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries and variable interest entities	(23,709)	(27,520)	(36,081)
Gains on early redemption of zero coupon convertible senior notes	(793)	(1,247)	—
Amortization of other assets	767	724	776
Share-based compensation expense due to the implementation of SFAS 123 (R)	784	—	—
Others	83	(2)	(30)

Changes in current assets and liabilities:
Due from subsidiaries	29,832	4,166	(3,606)
Prepaid and other current assets	60	150	514
Accrued liabilities	(3,626)	(5,640)	4,101

Net cash provided by operating activities	29,283	412	1,311

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	9,000	4,688	24,304
Receipts from collections of loans to a subsidiary	—	100	—
Acquisition of other assets	—	—	(131)
Long-term loans to subsidiaries	—	(9,300)	(17,669)

Net cash provided by (used in) investing activities	9,000	(4,512)	6,504

Cash flows from financing activities:
Early redemption of zero coupon convertible senior notes	(14,062)	(13,762)	—
Repurchase of common stock	(15,000)	(13,847)	(23,836)
Issuance of common stock	4,830	3,301	4,371

Net cash used in financing activities	(24,232)	(24,308)	(19,465)

Net increase (decrease) in cash and cash equivalents	14,051	(28,408)	(11,650)

Cash and cash equivalents at beginning of year	12,218	40,626	52,276

Cash and cash equivalents at end of year	$26,269	$12,218	$40,626

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America except for accounting of the Company’s subsidiaries and VIEs and certain footnote disclosures as described below.

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

2.	As of December 31, 2006 and 2005, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

3.	For each of the years in the three-year period ended December 31, 2006, there were no cash dividends paid to the Company by its consolidated subsidiaries, VIEs or associates.

4.	Related party transactions

a)	During the year ended December 31, 2006, interest of $4.6 million was principalized at a 6.2% interest rate per annum, and the Company did not grant other additional long-term loans to Sohu.com Limited. During the year ended December 31, 2005, the Company granted a long-term loan of $9.3 million to Sohu.com Limited for a term period of five years at 4.9% interest rate per annum. In addition, loan principal amounting to $100,000 was repaid by Sohu.com Limited during the year ended December 31, 2005.

b)	As of December 31, 2006, the long-term loans to subsidiaries bore an interest rate of 4.9% to 6.2% per annum. As of December 31, 2005, the long-term loans to subsidiaries bore an interest rate of 4.9% per annum. As of December 31, 2006, the maturity dates for the long-term loans to subsidiaries are two to five years. For the years ended December 31, 2006 and 2005, the interest income from the loan amounted to $5.0 million and $4.6 million, respectively.

EXHIBIT INDEX

Exhibit No.	Description
3.1(3)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(2)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

4.1(4)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent

4.2(8)	Indenture, dated as of July 14, 2003, between Sohu.com Inc. and The Bank of New York

10.1(14)	2000 Stock Incentive Plan, as amended.

10.2(1)	Form of Stock Option Agreement.

10.3(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.4(1)	English Translation of Form of Employment Agreement for Employees of Beijing ITC.

10.5(1)	Technical Services Agreement between Hikari Tsushin, Inc. and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.6(1)	Technical Services Agreement between Legend (Beijing) Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.7(1)	Technical Services Agreement between PCCW International Marketing Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.8(1)	Assets and Business Restructuring Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services, Ltd.

10.9(1)	Cooperation Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services Ltd.

10.10(1)	Option Agreement among Sohu ITC Information Technology (Beijing) Co. Ltd. and Charles Zhang and Jinmei He.

10.11(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.12(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.13(5)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.14(6)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.15(6)	Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.16(7)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Charles Zhang.

10.17(9)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.18(12)	Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.19(10)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.20(17)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network

10.21(17)	Hosting Service Agreement between Sohu Era and China Telecom

10.22(16)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.23(16)	Moternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

Exhibit No.	Description
10.24(16)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.25(11)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.26(13)	Employment Agreement, effective as of March 8, 2004, by and between Sohu.com Inc. and Carol Yu.

10.27(15)	Preliminary Agreement among Beijing Sohu New Era Information Technology Co. Ltd. and Vision Huaqing (Beijing) Development Co. Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.28(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.29(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.30(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Jianjun.

10.31(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Xin.

10.32(18)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network

10.33(18)	Hosting Service Agreement Between Sohu Era and China Telecom

14.1(11)	Code of Ethics and Conduct

21.1(18)	Subsidiaries of the registrant.

23.1(18)	Consent of Independent Registered Public Accounting Firm.

23.2(18)	Consent of TransAsia Lawyers, PRC Counsel

24.1(18)	Power of Attorney (included in signature page to Form 10-K).

31.1(18)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(18)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(18)	Section 1350 Certification of Dr. Charles Zhang.

32.2(18)	Section 1350 Certification of Carol Yu.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).
(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2000.
(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(4)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.
(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.
(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 28, 2003.
(8)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on July 16, 2003.
(9)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.
(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.
(11)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q/A filed on March 26, 2004.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2004.
(14)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-125960).
(15)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(16)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 2, 2005.
(18)	Filed herewith