Form 10-Q
period 2007-03-31
SOHU COM INC
filed 2007-05-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 18, 2007
Common stock, $.001 par value	36,831,406

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of
	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS

Current assets:

Cash and cash equivalents	$92,573	$124,756
Accounts receivable, net (including $68 and $286 from a related party, respectively)	27,465	23,825
Prepaid and other current assets	7,434	5,961
Current portion of long-term investments in marketable debt securities	4,957	4,942

Total current assets	132,429	159,484

Investment in an associate	1,254	1,296

Fixed assets, net	57,590	21,453

Goodwill	55,052	54,986

Intangible assets, net	7,744	8,360

Restricted cash	3,784	4,774

Other assets, net	2,673	3,238

	$260,526	$253,591

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,614	$1,177

Accrued liabilities	33,784	36,618

Zero coupon convertible senior notes	59,780	59,780

Total current liabilities	95,178	97,575

Commitments and contingencies (Note 8)

Minority interests	41	53

Shareholders’ equity:

Common stock: $0.001 par value per share (75,400 authorized; 36,789 and 36,647 shares issued and outstanding, respectively)	41	41

Additional paid-in capital	165,053	161,033

Treasury stock (4,137 shares)	(54,686)	(54,686)

Accumulated other comprehensive income	5,960	5,102

Retained earnings	48,939	44,473

Total shareholders’ equity	165,307	155,963

	$260,526	$253,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:

Advertising:

Brand advertising	$23,527	$16,675

Sponsored search	2,086	3,450

Subtotal of advertising revenues	25,613	20,125

Non-advertising:

Wireless	5,576	8,009

Others	1,897	2,280

Subtotal of non-advertising revenues	7,473	10,289

Total revenues	33,086	30,414

Cost of revenues:

Advertising:
Brand advertising (including share-based compensation expense under SFAS 123(R) of $412 and $339, respectively)	8,144	4,331
Sponsored search (including share-based compensation expense under SFAS 123(R) of $19 and $22, respectively)	1,578	1,092

Subtotal of cost of advertising revenues	9,722	5,423

Non-advertising:
Wireless	2,610	3,812
Others (including share-based compensation expense under SFAS 123(R) of $4 and $5, respectively)	693	792

Subtotal of cost of non-advertising revenues	3,303	4,604

Total cost of revenues	13,025	10,027

Gross profit	20,061	20,387

Operating expenses:
Product development (including share-based compensation expense under SFAS 123(R) of $796 and $493, respectively)	4,954	4,243
Sales and marketing (including share-based compensation expense under SFAS 123(R) of $447 and $448, respectively)	7,290	6,374
General and administrative (including share-based compensation expense under SFAS 123(R) of $806 and $424, respectively)	3,358	3,076
Amortization of intangible assets	379	509

Total operating expenses	15,981	14,202

Operating profit	4,080	6,185

Other expenses	(120)	(68)

Interest income	769	529

Income before income tax expense	4,729	6,646

Income tax expense	(282)	(443)

Income from continuing operations	4,447	6,203

Minority interests	12	—

Net income from continuing operations	4,459	6,203

Gain (loss) from discontinued e-commerce operations	7	(165)

Net income	$4,466	$6,038

Basic net income per share	$0.12	$0.16

Shares used in computing basic net income per share	36,722	36,768

Diluted net income per share	$0.12	$0.16

Shares used in computing diluted net income per share	38,986	39,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,466	$6,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,174	1,293
Amortization of intangible assets and other assets	830	1,040
Provision for allowance for doubtful accounts	427	237
Share-based compensation expense	2,484	1,731
Excess tax benefits from share-based payment arrangements	(79)	—
Others	232	428
Changes in assets and liabilities:
Accounts receivable	(3,988)	(5,685)
Prepaid and other current assets	(1,878)	334
Accounts payable	436	519
Accrued liabilities	(1,329)	(1,160)

Net cash provided by operating activities	3,775	4,775
Cash flows from investing activities:
Purchase of fixed assets	(38,380)	(1,853)
Decrease of restricted cash	990	—
Purchase of other assets	(16)	(55)
Acquisitions, net of cash acquired	(637)	—

Net cash used in investing activities	(38,043)	(1,908)
Cash flows from financing activities:
Issuance of common stock	1,429	1,026
Excess tax benefits from share-based payment arrangements	79	—

Net cash provided by financing activities	1,508	1,026
Effect of exchange rate change on cash and cash equivalents	577	546

Net (decrease) increase in cash and cash equivalents	(32,183)	4,439
Cash and cash equivalents at beginning of period	124,756	119,091

Cash and cash equivalents at end of period	$92,573	$123,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Common stock:
Balance, beginning of period	$41	$40
Issuance of common stock	—	—

Balance, end of period	41	40

Additional paid-in capital:
Balance, beginning of period	161,033	148,780
Issuance of common stock	1,429	1,026
Compensatory share-based awards	2,484	1,731
Tax benefits from share-based awards	107	—

Balance, end of period	165,053	151,537

Treasury stock:
Balance, beginning and end of period	(54,686)	(39,686)

Accumulated other comprehensive income:
Balance, beginning of period	5,102	2,126
Net unrealized gains (losses) on marketable debt securities	15	(7)
Foreign currency translation adjustment	843	667

Balance, end of period	5,960	2,786

Retained earnings:
Balance, beginning of period	44,473	18,588
Net income	4,466	6,038

Balance, end of period	48,939	24,626

Total shareholders’ equity	$165,307	$139,303

Comprehensive income:
Net income	$4,466	$6,038
Other comprehensive income:
Net unrealized gains (losses) on marketable debt securities	15	(7)
Foreign currency translation adjustment	843	667

Total comprehensive income	$5,324	$6,698

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	36,647	36,680
Issuance of common stock	142	173

Balance, end of period	36,789	36,853

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

The Company, its subsidiaries and variable interest entities (or VIEs) primarily offer content, brand advertising, sponsored search, wireless and online game services through the Company’s Internet sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.17173.com, www.focus.cn, www.goodfeel.com.cn and www.go2map.com. The Company markets its products and services to consumers primarily in the PRC.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting Policy on Uncertain Tax Positions

The Company adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (or FIN 48), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. As a result of the implementation of FIN 48, the Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company mainly operates in three principal segments: brand advertising, sponsored search and wireless. In June 2006, the Company terminated its e-commerce business. Accordingly, the results of operations for e-commerce have been reclassified as gains (losses) from discontinued operation for all periods presented.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2007
	Brand Advertising	Sponsored Search	Wireless	Others	Total
Revenues	$23,527	$2,086	$5,576	$1,897	$33,086
Segment cost of revenues	(7,732)	(1,559)	(2,610)	(689)	(12,590)

Segment gross profit	$15,795	$527	$2,966	$1,208	$20,496

Share-based compensation expense under SFAS 123(R)					(435)

Gross profit					$20,061

	Three Months Ended March 31, 2006
	Brand Advertising	Sponsored Search	Wireless	Others	Total
Revenues	$16,675	$3,450	$8,009	$2,280	$30,414
Segment cost of revenues	(3,992)	(1,070)	(3,812)	(787)	(9,661)

Segment gross profit	$12,683	$2,380	$4,197	$1,493	$20,753

Share-based compensation expense under SFAS 123(R)					(366)

Gross profit					$20,387

3. INCOME TAX EXPENSE

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 17.5% and certain subsidiaries are subject to taxes in China as disclosed below. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “FIE and FE tax law”). Pursuant to the FIE and FE tax law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years and 15% thereafter.

In March 2007, the Chinese government promulgated the Corporate Income Tax Law, which will be effective from January 1, 2008. The Corporate Income Tax Law will impose a unified income tax rate of 25% for both domestic and foreign invested enterprise. The existing tax laws, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, will be abolished simultaneously. Currently, the Company’s China-based subsidiaries and VIEs are subject to the tax rates under the existing tax laws. The Corporate Income Tax Law provides for a 5-year transitional period for those entities that were subject to FIE and FE tax laws in previous years. The reduced income tax rate for new technology enterprises remains at 15% under the Corporate Income Tax Law. However, the qualifying criteria of a new technology enterprise under the new law and detailed implementation rules have not been released. The Company will continue to assess the impact of such new law in the future.

The Company adopted FIN 48 on January 1, 2007. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor recognize any interest expense during the three months ended March 31, 2007.

The Company has not been the subject of income tax audits by any U.S. federal, state or local authorities, or any non-U.S. taxing authorities, for several years.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income from continuing operations	$4,459	$6,203
Gain (loss) from discontinued e-commerce operations	7	(165)

Net income	4,466	6,038

Effect of dilutive securities:
Amortization of offering costs for the zero coupon convertible senior notes	124	155

Net income adjusted for dilutive securities	$4,590	$6,193

Denominator:
Weighted average basic common shares outstanding	36,722	36,768
Effect of dilutive securities:
Stock options and restricted stock units	928	945
Zero coupon convertible senior notes	1,336	1,671

Weighted average diluted common shares outstanding	38,986	39,384

Basic income per share from continuing operations	$0.12	$0.17
Basic gain (loss) per share from discontinued e-commerce operations	—	(0.01)

Basic net income per share	$0.12	$0.16

Diluted net income per share from continuing operations	$0.12	$0.16
Diluted loss per share from discontinued e-commerce operations	—	—

Diluted net income per share	$0.12	$0.16

5. SHARE-BASED COMPENSATION EXPENSE

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of March 31, 2007, 948,411 shares were available for grant under the plan.

A summary of option activity under the plan as of March 31, 2007, and changes during the period then ended, is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	2,580	$15.69	7.15	$23,206
Exercised	(135)	10.61
Forfeited or expired	(37)	17.10

Outstanding at March 31, 2007	2,408	15.95	6.91	$15,795

Vested and expected to vest at March 31, 2007*	2,160	15.83	6.80	$14,827

Exercisable at March 31, 2007	1,655	14.83	6.44	$13,173

*	These are options outstanding as of March 31, 2007 that are already vested and expected to vest in the future.

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $21.43 as of March 30, 2007.

The total intrinsic value of options exercised during the three months period ended March 31, 2007 was $2.0 million.

A summary of restricted stock unit activity under the plan as of March 31, 2007, and changes during the period ended, is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2007	529	$24.03
Granted	202	23.60
Vested	(12)	21.77
Forfeited	(29)	24.18

Unvested at March 31, 2007	690	23.94

Expected to vest at March 31, 2007	521	23.91

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2007:

	Options Outstanding as of March 31, 2007			Options Exercisable as of March 31, 2007
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.86 - $1.18	215	4.29	$0.94	215	$0.94
$1.37 - $1.81	27	5.30	1.43	27	1.43
$2.27	32	5.56	2.27	32	2.27
$3.85	68	2.68	3.85	68	3.85
$5.88 - $7.64	203	4.84	6.96	202	6.96
$8.39	37	5.78	8.39	37	8.39
$13.00 - $16.84	292	7.18	16.22	184	16.15
$17.00 - $22.86	1,164	8.11	17.95	584	17.96
$23.17 - $34.51	370	6.71	28.36	306	28.72

	2,408			1,655

The effects of application of SFAS 123(R) on the condensed consolidated statements of operations for the three months ended March 31, 2007 are summarized as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Decrease in net income from continuing operations	$2,484	$1,731
Decrease in income before income tax expense	2,484	1,731
Decrease in net income	2,484	1,731
Decrease in basic net income per share	0.07	0.05
Decrease in diluted net income per share	0.06	0.04

As of March 31, 2007, there was $3.0 million of total unrecognized compensation cost related to options for which services had not been provided, net of forecasted forfeitures. That cost is expected to be recognized over a weighted average period of 0.9 years. The total fair value of options expensed during the three months ended March 31, 2007 and 2006 was $1.0 million and $1.7 million, respectively.

As of March 31, 2007, there was $9.3 million of total unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.2 years. Total fair value of restricted stock units expensed during the three months ended March 31, 2007 and 2006 was $1.5 million and $0, respectively.

To the extent the actual forfeiture rate is different than the Company has anticipated, the number of share-based awards expected to vest would be different from our expectations.

In accordance with SFAS 123(R), effective from January 1, 2006, the Company has recognized income tax benefits related to share-based awards to employees and directors that could be expected to be realized under applicable tax regulations. The tax benefits realized for options exercised during the three months ended March 31, 2007 was $107,000. Gross excess tax benefits from share-based compensation for the three months ended March 31, 2007 was $79,000 as reported on the condensed consolidated statements of cash flows in financing activities.

There were no capitalized share-based compensation costs during the three months ended March 31, 2007 and 2006.

During three months ended March 31, 2007 and 2006, total cash received from the exercise of stock options amounted to $1.4 million and $1.0 million, respectively.

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

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of March 31, 2007, the aggregated amount of these loans was $9.8 million.

The following is a summary of the VIEs of the Company, which had been consolidated under FIN 46R:

a)	Beijing Sohu

Beijing Sohu Online Network Information Services, Ltd (or Beijing Sohu) was incorporated in the PRC in 1998 and engages in Internet information and wireless services in the PRC on behalf of the Company. The registered capital of Beijing Sohu is $242,000. Originally, Dr. Zhang and He Jinmei held 80% and 20% interests in Beijing Sohu, respectively. He Jinmei transferred all of her shares in Beijing Sohu to High Century in June 2005. As a result, Dr. Zhang and High Century hold 80% and 20% interests in Beijing Sohu, respectively. In February 2007, Beijing Sohu was liquidated, and all loans related to Beijing Sohu were repaid.

b)	High Century

Beijing Century High Tech Investment Co., Ltd. (or High Century) was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Li Wei, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

c)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd (or Sohu Entertainment), formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda) was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1,210,000. Originally, High Century and Li Wei held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further satisfy PRC regulations, High Century and Li Wei transferred their interests in Sohu Entertainment to Wang Xin and Wang Jianjun, each of whom is an employee of the Company. As a result, Wang Xin and Wang Jianjun hold 80% and 20% interests in Sohu Entertainment, respectively.

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

j)	Guangzhou Interactive

Guangzhou Sohu Interactive Network Technology Co., Ltd (or Guangzhou Interactive) was incorporated in the PRC in 2006 and engages in providing Internet information services in Guangdong Province. The registered capital of Guangzhou Interactive is $631,000. Sohu Internet and High Century each holds a 50% interests in Guangzhou Interactive.

Pursuant to FIN 46R, Beijing Sohu, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Guangzhou Interactive are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements. As of March 31, 2007, the above VIEs have aggregate accumulated profits of approximately $7.0 million which have been reflected in the consolidated financial statements.

7. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions during the three months ended March 31, 2007 and 2006, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Accounting Caption	Three Months Ended March 31,
			2007	2006
Qingfan, a company controlled by Dr. Zhang’s brother	Delivery service provided by Qingfan	Cost of revenues	$—	$18
An investee of the Company	Amortization of licensing fee	Product development expenses	—	26
	Revenue sharing	Cost of revenues	378	446

8. COMMITMENTS AND CONTINGENCIES

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

In March 2007, the Chinese government promulgated the Corporate Income Tax Law which will be effective from January 1, 2008. The Corporate Income Tax Law will impose a unified income tax rate of 25% for both domestic and foreign invested enterprise. The existing tax laws, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, will be abolished simultaneously. Currently, the Company’s China-based subsidiaries and VIEs are subject to the tax rates under the existing tax laws. The Corporate Income Tax Law provides for a 5-year transitional period for those entities that were subject to FIE and FE tax laws in previous years. The reduced income tax rate for new technology enterprises remains at 15% under the Corporate Income Tax Law. However, the qualifying criteria of a new technology enterprise under the new law and detailed implementation rules have not been released. The Company will continue to assess the impact of such new law in the future. If any of Sohu Era, Sohu Internet, Sogou Information, Sogou Technology or Sohu Media does not meet the requirements of a new technology enterprise under the new Corporate Income Tax Law, its tax rate will eventually become 25%.

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, wireless and online game services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

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

From time to time, the Company becomes subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights in connection with the content published on our Websites. The Company provides for the amount of loss, if there is information available prior to issuance of the Company’s financial statements indicating that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company has entered in certain sponsorship agreements, under which the Company is obliged to provide advertising services and Website construction, operation and maintenance services to third parties during the contract periods.

As of March 31, 2007, the Company had future minimum content and service purchase commitments of $11.1 million, $4.4 million and $1.0 million for the years ended March 31, 2008, 2009 and 2010, respectively. As of March 31, 2007, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (or 21 East HK), Sohu ITC Information Technology (Beijing) Co., Ltd. (or Beijing ITC), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology) and Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media), and our VIEs Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda)), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd (or Feng Yang Tian Lang), Beijing Sogou Information Services Co., Ltd. (or Sogou Information), Guangzhou Sohu Interactive Network Technology Co., Ltd. (or Guangzhou Interactive) and Beijing 21 East Culture Development Co., Ltd (or 21 East Beijing), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense, and assessment of current income tax position and valuation allowance against deferred tax assets, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium sized enterprises, sponsored search services mainly include priority placements in our search directory, listing in our classified advertisements section and pay-for-click services consisting of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide priority placements services and listing in our classified advertisements section for a fixed fee over the service period of the contracts. Revenues on priority placements and listing in our classified advertisements section are normally recognized on a straight-line basis over the contract period provided we are meeting our obligation under the contract. Pay-for-click services of displaying the text-based links to our advertisers’ Websites are charged on a cost per click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues from the pay-for-click services are recognized as the users click on the links.

Material differences could result in the amount and timing of our advertising revenue for any period if management made different judgments or utilized different estimates.

Non-Advertising Revenues

Non-advertising revenues include revenues principally from wireless and online game services.

Wireless revenues are derived from providing short messaging services (or SMS), Wireless Application Protocol (or WAP), Ring Back Tone (or RBT), multimedia messaging services (or MMS) and interactive voice response (or IVR), mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations from Sohu remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 90 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $535,000 (gross margin underestimate of $326,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate per an operator’s statement and our internal records could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended March 31, 2007, 73% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

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

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of March 31, 2007 and December 31, 2006 was a gain of $6.0 million and $5.2 million, respectively.

Allowance for Doubtful Accounts Receivables

Our management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivables, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $29.1 million, net of allowance for doubtful accounts of $1.6 million as of March 31, 2007. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of March 31, 2007, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise office building, computer equipment, office furniture and equipment, vehicles and leasehold improvement, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include long-term prepayment for content purchases and rental deposits. Management judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management to commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of March 31, 2007, we were not aware of any indication of impairment of our intangible assets, fixed assets and other assets.

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

Current Income Tax Position and Valuation Allowance against Deferred Tax Assets

We estimate income tax expense in each of the jurisdictions in which we operate for each period presented, including estimating our current tax exposure as well as assessing realizable deferred tax assets and deferred tax liabilities.

As of March 31, 2007, the majority of our deferred tax assets are related to net operating losses that would apply to United States income taxes. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from net operating losses will not be realized. The remaining deferred tax assets are related to China-based subsidiaries and VIEs, resulting from net operating losses and temporary differences between accounting and tax base. We believe that it is more likely than not that the balance will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

In order to focus on our core revenue source of online advertising, on June 20, 2006 we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all periods presented.

REVENUES

Total revenues were $33.1 million and $30.4 million for the three months ended March 31, 2007 and 2006, respectively.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $25.6 million and $20.1 million, or 77% and 66% of total revenues for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, advertising revenues consisted of revenues from brand advertising of $23.5 million, and revenues from sponsored search of $2.1 million. For the three months ended March 31, 2006, advertising revenues consisted of revenues from brand advertising of $16.7 million, and revenues from sponsored search of $3.4 million.

Brand advertising. Brand advertising revenues increased by $6.8 million to $23.5 million for the three months ended March 31, 2007 as compared to $16.7 million for the three months ended March 31, 2006. The increase of $6.8 million from 2006 to 2007 consisted of: (i) a $6.9 million increase from advertisers who advertised with us during the three months ended March 31, 2007 but did not advertise on our Website channels during the three months ended March 31, 2006; (ii) a $4.8 million increase in revenues from the advertisers who advertised with us in the three months ended March 31, 2006 and continued to do so in the three months ended March 31, 2007; and (iii) a $4.9 million decrease in revenues as some of the advertisers who advertised with us during the three months ended March 31, 2006 did not advertise on our Website channels during the three months ended March 31, 2007. No single customer accounted for more than 10% of total brand advertising revenues for each of the three months ended March 31, 2007 and 2006. As of March 31, 2007 and 2006, we had $1.9 million and $1.1 million of receipt in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the three months ended March 31, 2007 and 2006, we recorded brand advertising revenues of approximately $267,000 and $40,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement expiring in November 2006. In December 2006, the advertising framework agreement had been extended to November 2009. Fujian Tian Qing was the previous owner of 17173.com Website prior to our acquisition of 17173.com.

We expect brand advertising revenues to increase in the second quarter of 2007 as compared to the first quarter of 2007.

Sponsored search. Sponsored search revenues decreased by $1.3 million to $2.1 million for the three months ended March 31, 2007 as compared to $3.4 million for the three months ended March 31, 2006. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide priority placement services and listings in our classified advertisement section for a fixed fee over a period. Pay-for-click services displaying the text-based links to our advertiser’s Websites charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link on our Websites or on our Website Alliance network. The priority of the display of text-based links is based on the bidding price of different advertisers. For the three months ended March 31, 2007, revenues from priority placement services and our classified advertisement section amounted to $1.5 million, a 38% decrease from the three months ended March 31, 2006. The decrease in revenue from priority placement services was mainly due to the gradual market migration from preference for fixed fee listings to pay-for-click listings. For the three months ended March 31, 2007, revenues from pay-for-click services amounted to $0.6 million, a 43% decrease from the three months ended March 31, 2006. Revenues from pay-for-click services accounted for approximately 28% of the total sponsored search revenues in the first quarter of 2007 as compared to 30% in the first quarter of 2006. The decrease in revenues from pay-for-click services mainly resulted from our efforts to further strengthen our anti-fraudulent click-through technology in the second half of 2006 which resulted in a decrease in average click-through rates. We believe the improved anti-fraudulent click-through technology will provide benefits to our sponsored search business in the long run. In addition, the late 2007 Chinese New Year further reduced advertising spending by small and medium-sized enterprises as compared with 2006.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless and other services.

Non-advertising revenues were $7.5 million and $10.3 million, or 23% and 34% of total revenues for the three months ended March 31, 2007 and 2006, respectively.

For the three months ended March 31, 2007, non-advertising revenues consisted of revenues from wireless of $5.6 million and from other services of $1.9 million. For the three months ended March 31, 2006, non-advertising revenues consisted of revenues from wireless of $8.0 million and from other services of $2.3 million.

Wireless. Our wireless revenues include SMS, WAP, RBT, MMS and IVR services. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the three months ended March 31, 2007, we normally charged monthly fees ranging from $0.065 to $3.876 and per message/download fee ranging from approximately $0.006 to $0.517.

For the three months ended March 31, 2007, our wireless revenues decreased by $2.4 million to $5.6 million as compared to $8.0 million for the three months ended March 31, 2006, primarily due to a decrease of $2.0 million in SMS revenues and a decrease of $1.1 million in WAP, MMS and IVR revenues. This decrease was partially offset by an increase of $0.7 million in RBT revenues. The decrease in SMS revenues was primarily due to ongoing negative impact of policies such as double confirmation, billing reminders and details of promotion adopted by SPs issued by mobile network operators in July 2006. In January 2007, CMCC launched its own WAP channel, “WAP Premier Select”, which is placed in more prominent positions, and distracted traffic from us. Accordingly, our WAP revenue was decreased.

Assuming that there are no further regulatory changes, we expect wireless revenues to increase in the second quarter of 2007.

Others. Other services mainly consist of online game services and sales of software to third parties. For the three months ended March 31, 2007, online game revenues were $1.6 million, and revenues from the sales of software and applications service provider (or ASP) services was $87,000. Our online game revenue decreased by $0.5 million as compared with $2.1 million for the three months ended March 31, 2006 was mainly attributed to the termination of services related to Knight Online game in November 2006.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $13.0 million and $10.0 million for the three months ended March 31, 2007 and 2006, respectively.

Cost of Advertising Revenues

Cost of advertising revenues increased by $4.3 million to $9.7 million for the three months ended March 31, 2007 as compared to $5.4 million for the three months ended March 31, 2006.

Brand advertising. Cost of brand advertising revenues includes personnel costs and overheads relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $8.1 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $3.8 million consisted of a $1.4 million increase in content purchases, a $0.9 million increase in personnel expense, a $0.6 increase in bandwidth leasing costs due to increased traffic of our Websites, a $0.4 increase in payments to our business partners, a $0.4 million increase in servers depreciation expense, and a $0.1 million increase in other costs. Our brand advertising gross margin for the three months ended March 31, 2007 and 2006 was 65% and 74%, respectively. The decrease was mainly because of increased spending on content purchases to obtain premier, differentiated and exclusive content, including video content, partnerships or sponsorships.

Sponsored search. Cost of sponsored search revenues consisted primarily of payments to our Website Alliance, relevant depreciation of servers and computer equipment, bandwidth leasing costs, personnel cost and data collection cost. Cost of sponsored search revenues was $1.6 million for the three months ended March 31, 2007 as compared to $1.1 million for the three months ended March 31, 2006. The increase in cost of sponsored search revenues resulted from an increase of $452,000 in relevant depreciation and bandwidth leasing costs, and a $48,000 increase in personnel expense and payment to Website Alliances.

Cost of Non-advertising Revenues

Cost of non-advertising revenues decreased by $1.3 million to $3.3 million for the three months ended March 31, 2007 as compared to $4.6 million for the three months ended March 31, 2006.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party content providers for services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues decreased by $1.2 million to $2.6 million for the three months ended March 31, 2007 as compared to $3.8 million for the three months ended March 31, 2006. The decrease in cost of wireless revenues resulted from a decrease of $1.6 million in collection charges, transmission charges and expenses related to penalties paid to mobile network operators, which were offset by a $0.4 million increase in amounts paid to third party wireless service alliances and content providers. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.003 to $0.026 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 55% of total fees collected by mobile network operators from mobile phone users and paid to us in the first quarter of 2007. Our wireless gross margins were 53% and 52% for the three months ended March 31, 2007 and 2006, respectively.

Others. Cost of revenues for other services, was $693,000 and $792,000 for the three months ended March 31, 2007 and 2006, respectively, consisting mainly of payments to game developers, personnel and other expenses in connection with sale of software business and provision of ASP services.

Product Development Expenses

Product development expenses increased by $0.7 million to $4.9 million for the three months ended March 31, 2007, as compared to $4.2 million for the three months ended March 31, 2006. The increase was primarily due to a $525,000 increase in personnel expenses resulting from increases in headcount and salaries and a $303,000 increase in share-based compensation expense under SFAS 123(R), offset by a $128,000 decrease in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.9 million to $7.3 million for the three months ended March 31, 2007 as compared to $6.4 million for the three months ended March 31, 2006. The increase primarily consists of a $656,000 increase in advertising and promotion expense, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category, a $198,000 increase in traveling and entertainment expenses, and a $46,000 increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million to $3.4 million for the three months ended March 31, 2007 as compared to $3.1 million for the three months ended March 31, 2006. The increase was primarily due to the increase of share-based compensation expense under SFAS 123(R) of $382,000, and was offset by a $82,000 decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $379,000 and $509,000 for the three months ended March 31, 2007 and 2006, respectively, which were mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit decreased by $2.1 million to $4.1 million for the three months ended March 31, 2007, as compared to $6.2 million for the three months ended March 31, 2006. The operating profit for the three months ended March 31, 2007 included $2.5 million of share-based compensation expense, as compared to $1.7 million of share-based compensation expense for the three months ended March 31, 2006.

Other Expenses

For the three months ended March 31, 2007, other expenses of $120,000 mainly consisted of $124,000 amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003. For the three months ended March 31, 2006, other expenses of $68,000 mainly consisted of $155,000 amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003, which was offset by our share of profits of $38,000 from our investment in Pixel, an associate and $49,000 of miscellaneous other income.

Interest Income

For the three months ended March 31, 2007, interest income was $769,000, as compared to $529,000 for the three months ended March 31, 2006. The increase was mainly due to an increase in market interest rates and RMB appreciation.

Income Tax Expense

For the three months ended March 31, 2007, income tax expense was $282,000 as compared with $443,000 for the same period in 2006. The decrease of income tax expense was mainly attributed to the decrease of taxable income.

Most of our income is earned by our China-based subsidiaries and VIEs. Our China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Sogou Information, Sogou Technology and Sohu Media enjoy tax benefits which are available to “new technology enterprises”. Furthermore, they are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years and 15% thereafter.

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

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition was accounted for as a purchase business combination and the results of operations from the acquisition date have been included in our consolidated financial statements, resulting in minority interests of $12,000 for the three months ended March 31, 2007.

Net Income from Continuing Operations

For the three months ended March 31, 2007, income from continuing operations was $4.4 million, as compared to $6.2 million for the three months ended March 31, 2006.

Gain (loss) from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the three months ended March 31, 2007, gain from discontinued e-commerce operations of $7,000 was mainly from collection of receivables that had been provided bad debt for. For the three months ended March 31, 2006, loss from discontinued e-commerce operations was $165,000.

Net Income

As a result of the foregoing, we had net income of $4.5 million for the three months ended March 31, 2007, as compared to net income of $6.0 million for the three months ended March 31, 2006. The net profit for the three months ended March 31, 2007 included $2.5 million of share-based compensation expense under SFAS 123(R), as compared to $1.7 million of share-based compensation expense for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through private sales of equity securities, the initial public offering of our common stock, a private placement of zero coupon convertible senior notes, and cash provided by operations. From inception through March 31, 2007, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes has been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. In 2005 and 2006, we early redeemed our zero coupon convertible senior notes with a face value of $30,220,000 at a discount. As of March 31, 2007, the outstanding balance of our zero coupon convertible senior notes was $59.8 million.

In summary, our cash flows were (in thousands):

	Three months ended March 31,
	2007	2006
Net cash provided by operating activities	$3,775	$4,775
Net cash used in investing activities	(38,043)	(1,908)
Net cash provided by financing activities	1,508	1,026
Effect of exchange rate change on cash and cash equivalents	577	546

Net (decrease) increase in cash and cash equivalents	(32,183)	4,439
Cash and cash equivalents at beginning of period	124,756	119,091

Cash and cash equivalents at end of period	$92,573	$123,530

For the three months ended March 31, 2007, net cash provided by operating activities was $3.8 million, and was primarily attributable to our net income of $4.5 million, depreciation and amortization of $3.0 million, share-based compensation of $2.5 million, provision for allowance for doubtful accounts of $427,000, which were offset by a $6.6 million decrease in working capital. For the three months ended March 31, 2006, net cash provided by operating activities was $4.8 million, and was primarily attributable to our net income of $6.0 million, depreciation and amortization of $2.3 million, share-based compensation of $1.7 million, provision for allowance for doubtful accounts of $237,000, which were offset by a $5.4 million decrease in working capital.

For the three months ended March 31, 2007, net cash used in investing activities was $38.0 million, and was primarily attributable to $38.4 million used in acquiring fixed assets, $0.6 million used in other acquisitions, and was offset by a $1.0 million decrease in restricted cash. For the three months ended March 31, 2006, net cash used in investing activities was $1.9 million, and was primarily attributable to $1.9 million used in acquiring fixed assets.

For the three months ended March 31, 2007, $1.5 million net cash provided by financing activities was primarily attributable to issuance of common stock upon the exercise of options granted under our stock incentive plan. For the three months ended March 31, 2006, $1.0 million net cash provided by financing activities was from issuance of common stock upon the exercise of options granted under our stock incentive plan.

As of March 31, 2007, we had cash and cash equivalents of $92.6 million, and investments in marketable debt securities of $4.9 million, totaling approximately $97.5 million as compared to $129.7 million as of December 31, 2006.

We believe that our current total cash balance will be sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through the launching of new products and introducing new technologies. It is also possible that new competitors may emerge and acquire significant market share. In particular, our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, Google and Yahoo! China. In addition, operators of leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and America Online, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations, such as telecommunication operators, in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market. For example, on September 19, 2006, China Telecom Corporation (or China Telecom) and Microsoft announced an agreement pursuant to which Microsoft will provide Windows Live search service to 25 million users of China Telecom. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising spaces on our Websites. Advertising revenues represented approximately 77% and 66% of our total revenues for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, our five largest advertisers accounted for approximately 20% and 18% of our total brand advertising revenues, respectively. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

•

The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising.

•

Changes in government policy could restrict or curtail our online advertising services. For example, since July 2006, the PRC government has enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing or potential medical advertising clients.

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

Sponsored search is at an early stage of development in China and is not as widely accepted by or available to businesses in China as in the United States. As a result, we rely heavily on our nationwide distribution network of third-party distributors for our sales to, and collection of payment from, our sponsored search customers. If our distributors do not provide quality services to our customers or otherwise breach their contracts with them, we may lose our customers. We do not have long-term agreements with any of our distributors, including our key distributors, and cannot assure that we will continue to maintain favorable relationships with them.

We rely on our Website Alliance members for a significant portion of our sponsored search revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.

By posting bid listing links on their Websites, we share the revenues generated from clicks by users with our Website Alliance members. For the quarter ended March 31, 2007, the total revenues generated from Website Alliance accounted for approximately 72% of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our sponsored search revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenues may decline.

We rely on wireless services for a significant portion of our revenues. Wireless revenues have decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We have derived our wireless revenues in prior periods from providing SMS, WAP, RBT, MMS and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other mobile related products to mobile phone users and Personal Handy-phone System (or PHS) users. For the quarters ended March 31, 2007 and March 31, 2006, wireless revenues represented approximately 17% and 26%, respectively, of our total revenues.

Wireless revenues decreased in certain prior periods. Wireless revenues may decrease in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Revenues from new wireless services such as WAP, RBT, MMS and IVR may not continue to grow significantly and become a significant portion of our total wireless revenues;

•	Competitors, including mobile network operators, may launch competing or better products than ours at any time;

•	There are limited barriers to entry to the wireless services sector;

•

Changes in the billing practices or operational rules and procedures of any of the four mobile network operators on whom we rely for service delivery and fee collection — namely, CMCC, Unicom Corporation Limited (or Unicom), CNC and China Telecom — could have a material impact on our wireless revenues. For instance, in July 2006, two major mobile network operators, CMCC and Unicom, introduced new policies on wireless value-added service, including extension of the trial period, double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscriptions. In October 2006, the MII issued a guideline to regulate wireless value-added services, which reiterated policies carried on by major mobile network operators, including double confirmation, billing reminders, etc. On January 1, 2007, a notice of the MII, which focuses on the protection of mobile phone users’ right to select services and the strengthening of regulation on billing procedure, came into effect. Accordingly, these regulations and policies may cause the mobile network operators to change their billing procedures. We believe that our wireless revenues might be negatively affected by the implementation of these regulations and policies;

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

•

An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. For example, in July 2006, CMCC introduced M.Music, an integrated music service platform which CMCC works directly with music record companies to provide downloads of various songs and music. In December 2006, CMCC introduced its own WAP channel, “WAP Premier Select”, which is placed in more prominent positions on Monternet and directly competes with SPs. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners; and

•

CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our existing ranking because of lower visit rates.

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

We have invested and may invest further in our online games business. The offering of online games is currently one of the fastest growing online services in the PRC. Sohu had operated two online games, namely Knight Online and Blade Online, which we licensed from third party game companies. We discontinued the operation of Knight Online in March 2007 when the license expired. Our license of Blade Online will expire in September 2008. In the event that a license expires and we wish to renew such license, the licensor may only agree to renew such license upon an increase in the license fee that we pay to such licensor. Our new in-house developed online game – Tian Long Ba Bu (or TLBB) will begin its open beta testing in May 2007. If the operation of TLBB is not as successful as we have expected, our online games business may be negatively impacted. In addition, our business might be significantly affected if there are any changes in the PRC laws or regulations in relation to these businesses. For example, the PRC government has issued a new law to implement restrictions and further regulation on the online games industry. Based on these rules, online games companies are required to install an “anti-fatigue system”, which discourages game participants from playing games for more than five hours per day. In addition, the PRC government is planning to make a compulsory requirement for online game players to register their real names and provide ID numbers when playing games. Also, with the requirement of the real name registration for online game players, the government will implement a rating system for online games. For those online games rated as not suitable for children under the age of 18, children under the age of 18 will be unable to access such game if a real name registration is in place. As a result, our revenues from online games may be adversely affected. We may not succeed in these markets despite our investment of time and funds. If we fail to achieve a significant market position, we will fail to realize our anticipated returns on these investments.

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

We completed the acquisitions of all of the outstanding capital stock of Go2Map Inc., and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc (collectively “Go2Map”) in May 2005. As a result of these acquisitions, we continue to spend considerable time and effort integrating into our company the employees, organization, customers and operations of Go2Map. Also, there can be no assurance that we will succeed in realizing the anticipated economic benefits of the acquisitions, including increased sponsored search revenues. During the three months ended March 31, 2007, Go2Map was operating at a loss. In addition, we might be required to obtain additional licenses or approvals from relevant government authorities based on the application laws and regulations and might incur additional costs and expenses in obtaining any such licenses and approvals.

We may be required to record a charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of March 31, 2007, our goodwill and amortizable intangible assets arising from acquisitions were approximately $61.0 million.

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

Although we believe we have attractive content, we need to rely on a number of third party relationships to attract traffic and provide content in order to make our Websites attractive to users and advertisers. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. Some content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our premier content providers. If we are not able to renew our exclusive deals or premier content become exclusive to our competitors, our attractiveness to users will be severely impaired. Except for the exclusive content, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

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

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As the demands of our audience and the needs of our customers change, and as the number of our users and volume of online advertising and online games activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

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

We are a holding company with no operating assets other than investments in Chinese operating entities, including Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and 21 East Beijing. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu

Media incur debt on their own behalf in the future, the instruments governing the debt may restrict Beijing ITC’s, Sohu Era’s, Sohu Software’s, Go2Map Software’s, Sogou Technology’s and Sohu Media’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Beijing ITC, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal to 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, subject to possible reduction to the extent that our PRC subsidiaries pay a tax in China and would therefore be entitled to a foreign tax credit, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive.

As of March 31, 2007, Sohu had outstanding long-term loans of $9.8 million to Dr. Zhang, Sohu’s Chief Executive Officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in High Century; High Century, which is owned 80% by Dr. Zhang and 20% by an employee; Sohu Entertainment, which is owned by two of our employees; Goodfeel, which is owned by two of our employees; Huohu, which is owned 75% by Sohu Era and 25% by an employee; Sogou Information, which is owned by two of our employees, and Guangzhou Interactive, which is owned 50% by Sohu Internet and 50% by High Century. High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The loan agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information or Guangzhou Interactive to us; (ii) the shares of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information or Guangzhou Interactive cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive. Dr. Zhang and the other employee borrowers have pledged all of their shares in High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive as collateral for the loans and the loans bear no interest and are due on demand after November 2003 in the case of High Century; after November 2005 in the case of Huohu; after August 2006 in the case of Sogou Information; after October 2006 in the case of Goodfeel; after November 2006 in the case of Sohu Entertainment and the earlier of a demand or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

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

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. For example, during 2006 five United States movie companies commenced a lawsuit against us in the PRC alleging that a movie download service we had been providing infringed their copyrights in the movies. In December 2006, the PRC court decided the case against us, and ordered us to pay damages of approximately $138,000 to the U.S. movie companies. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party Websites, which may be protected by law. Although, in a recent judgment in China, the court deemed that one of the industry participants was not infringed the rights of copyright owners for its MP3 search services, we still may face risks of increasing amounts of claims or lawsuits relating to our MP3 services in the future.

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

The MII has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, online or wireless music providing, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. For instance, the MOC issued Several Opinions of Development and Supervision of Online Music in November 2006. In accordance with requirement of the MOC, we submitted most of online music, which we distributed in the PRC through online or wireless ways, to the MOC for censoring and recording in March 2007. We may be held liable for supervising nonprofit users’ distribution of online music on our portal in the future. If we fail to comply with these requirements, we may be fined. Other aspects of our online operations may be subject to regulations in the future.

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

If tax benefits presently available to certain of our subsidiaries and VIEs located in China were not available, the income tax rate on most of our profits in China could be significantly increased.

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

If there is any change in governmental policy or the governmental regulations concerning the qualifying criteria of a new technology enterprise, or we are unable to meet the existing new technology enterprise requirements, the above tax benefits would no longer be available. If we did not meet the requirements of a new technology enterprise, we may be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in our after-tax income.

In March 2007, the Chinese government promulgated the Corporate Income Tax Law which will be effective from January 1, 2008. The Corporate Income Tax Law will impose a unified income tax rate of 25% for both domestic and foreign invested enterprise. The existing Tax Law of the People’s Republic of China for Enterprises with Foreign Investment and Foreign Enterprises (the “FIE and FE tax laws”) and Provisional Regulations of the People’s Republic of China on Enterprise Income Tax (collectively referred to as the “existing tax laws”), which stipulated income tax rates for domestic and foreign invested enterprises at different rates, will be abolished simultaneously. Currently, our China-based subsidiaries and VIEs are subject to the tax rates under the existing tax laws. The Corporate Income Tax Law provides for a 5-year transitional period for those entities that were subject to FIE and FE tax laws in previous years. The reduced income tax rate for new technology enterprises remains at 15% under the Corporate Income Tax Law. However, the qualifying criteria of a new technology enterprise under the new law and detailed implementation rules have not been released. We will continue to assess the impact of such new law in the future. If any of Sohu Era, Sohu Internet, Sogou Information, Sogou Technology or Sohu Media does not meet the requirements for being considered a new technology enterprise under the new Corporate Income Tax Law, its tax rate will eventually become 25%. Although the new Corporate Income Tax Law has provided a five-year transitional period for such enterprises, the increased income tax rates may result a significant reduction in our after-tax income.

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

Currently, our China-based subsidiaries may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends, without the approval of the State Administration for Foreign Exchange (or SAFE). Our China-based subsidiaries may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be in the form of RMB, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE. This could affect our China-based subsidiaries’ ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2006, the trading price of our common stock ranged from a low of $18.20 per share to a high of $29.43 per share and during three months ended March 31, 2007, the trading price of our common stock ranged from a low of $21.26 per share to a high of $27.58 per share. On May 7, 2007, the closing price of our common stock was $24.11 per share.

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

In July 2003, we issued $90 million aggregate principal amount of zero coupon convertible senior notes due July 2023. The notes are convertible into our common stock at a conversion price of $44.76 per share, subject to adjustment upon the occurrence of specified events, which would result in the issuance of an aggregate of approximately two million shares. Therefore, each $1,000 principal amount of the notes will initially be convertible into 22.3414 shares of our common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. We had early redeemed our zero coupon convertible senior notes with face value of $30,220,000 at a discount from the market in 2005 and 2006. We may also be required to repurchase all of the outstanding notes following a fundamental change of Sohu, such as a change of control, prior to maturity. As of March 31, 2007, the face value of outstanding zero coupon convertible senior notes was $59.8 million. All of the outstanding notes were classified as current liability as of March 31, 2007. We will continue to repurchase the outstanding notes on an ongoing and opportunistic basis. However, we may not have enough cash on hand or the ability to access cash to pay the notes if presented for redemption on a fundamental change, on a redemption date referred to above or at maturity. In addition, the redemption or purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in a reduction of our earnings per share.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our Chief Executive Officer, Dr. Zhang, beneficially owns approximately 23.2% of the outstanding shares of our common stock and is our largest stockholder. Our Chief Executive Officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 26.2% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, receivables, payables and zero coupon convertible senior notes as of March 31, 2007:

	Expected Maturity Date							Fair Value
	Before March 31,						Total Recorded
	2008	2009	2010	2011	2012	Thereafter	Value
On-balance sheet financial instruments (in US$ ‘000)
Cash and cash equivalents:
in US$	39,863	—	—	—	—	—	39,863	39,863
in RMB	51,819	—	—	—	—	—	51,819	51,819
in HK$	891	—	—	—	—	—	891	891

Sub-total	92,573	—	—	—	—	—	92,573	92,573

Restricted cash
in US$	1,250	1,500	—	—	—	—	2,750	2,750
in RMB	—	—	1,034	—	—	—	1,034	1,034

Sub-total	1,250	1,500	1,034	—	—	—	3,784	3,784

Receivables
in US$	635	—	—	—	—	—	635	635
in RMB	34,210	—	—	—	—	—	34,210	34,210
in HK$	54	—	—	—	—	—	54	54

Sub-total	34,899	—	—	—	—	—	34,899	34,899

Investments in marketable debt securities
in US$	4,957	—	—	—	—	—	4,957	4,957

Payables
in US$	4,223	—	—	—	—	—	4,223	4,223
in RMB	31,134	—	—	—	—	—	31,134	31,134
in HK$	41	—	—	—	—	—	41	41

Sub-total	35,398	—	—	—	—	—	35,398	35,398

Zero coupon convertible senior notes
in US$	59,780	—	—	—	—	—	59,780	58,771

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of March 31, 2007, an unrealized loss of $43,000 was recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of March 31, 2007.

(US$ ‘000)	Expected Maturity Date						Total Recorded Value	Fair Value
	Before March 31,
	2008	2009	2010	2011	2012	Thereafter
Investments in marketable securities	4,957	—	—	—	—	—	4,957	4,957
Average interest rate	4.40%	—	—	—	—	—
Zero coupon convertible senior notes	59,780	—	—	—	—	—	59,780	58,771
Average interest rate	0.00%	—	—	—	—	—

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 1A.	RISK FACTORS

The disclosures under the heading “Risk Factors” in Part I of this report, which update and supplement the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 8, 2007, are incorporated by reference into this Part II, Item 1A.

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

During the three months ended March 31, 2007, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

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

Dated: May 8, 2007

SOHU.COM INC.

By:	/s/ Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended March 31, 2007

EXHIBITS INDEX

10.1	Employment Agreement between Sohu.com Inc and Carol Yu

10.2	Purchasing Agreement of Real Property Between Sohu New Era and Vision Hua Qing(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

(1)	The Company’s subsidiaries entered into eight other purchasing agreements with Vision Hua Qing, which were substantially identical in all material respects to the agreement included as Exhibit 10.2, covering different portions of the same building.