Form 10-Q
period 2007-06-30
SOHU COM INC
filed 2007-08-06
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2007
Common stock, $.001 par value	37,063,402

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of
	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$108,167	$124,756
Accounts receivable, net (including $70 and $286 from a related party, respectively)	29,041	23,825
Prepaid and other current assets	7,296	5,961
Current portion of long-term investments in marketable debt securities	4,972	4,942

Total current assets	149,476	159,484
Investment in an associate	1,278	1,296
Fixed assets, net	61,119	21,453
Goodwill	55,055	54,986
Intangible assets, net	7,435	8,360
Restricted cash	3,800	4,774
Other assets, net	2,657	3,238

	$280,820	$253,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,457	$1,177
Accrued liabilities	41,883	36,618
Current portion of zero coupon convertible senior notes	58,524	59,780

Total current liabilities	101,864	97,575
Zero coupon convertible senior notes	1,256	—

Total liabilities	103,120	97,575

Commitments and contingencies (Note 8)

Minority interests	23	53
Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,063 and 36,647 shares issued and outstanding, respectively)	41	41
Additional paid-in capital	170,154	161,033
Treasury stock (4,137 shares)	(54,686)	(54,686)
Accumulated other comprehensive income	7,522	5,102
Retained earnings	54,646	44,473

Total shareholders’ equity	177,677	155,963

	$280,820	$253,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Advertising:
Brand advertising	$26,632	$19,304	$50,159	$35,979
Sponsored search	1,747	3,526	3,833	6,976

Subtotal of advertising revenues	28,379	22,830	53,992	42,955

Non-advertising:
Wireless	6,588	8,994	12,164	17,003
Online game	3,825	2,121	5,442	4,207
Others	196	129	476	323

Subtotal of non-advertising revenues	10,609	11,244	18,082	21,533

Total revenues	38,988	34,074	72,074	64,488
Cost of revenues:
Advertising:
Brand advertising (including share-based compensation expense under SFAS 123(R) of $415, $264, $827 and $603, respectively)	9,287	5,610	17,431	9,941
Sponsored search (including share-based compensation expense under SFAS 123(R) of $22, $22, $41 and $44, respectively)	1,383	1,247	2,961	2,339

Subtotal of cost of advertising revenues	10,670	6,857	20,392	12,280

Non-advertising:
Wireless	3,175	4,464	5,785	8,276
Online game (including share-based compensation expense under SFAS 123(R) of $15, $18, $31 and $37, respectively)	1,401	1,014	2,270	2,035
Others (including share-based compensation expense under SFAS 123(R) of $4, $5, $8 and $10, respectively)	132	131	231	225

Subtotal of cost of non-advertising revenues	4,708	5,609	8,286	10,536

Total cost of revenues	15,378	12,466	28,678	22,816

Gross profit	23,610	21,608	43,396	41,672
Operating expenses:
Product development (including share-based compensation expense under SFAS 123(R) of $741, $351, $1,521 and $825, respectively)	5,494	4,298	10,173	8,218
Sales and marketing (including share-based compensation expense under SFAS 123(R) of $438, $298, $885 and $746, respectively)	9,457	7,033	16,747	13,407
General and administrative (including share-based compensation expense under SFAS 123(R) of $761, $313, $1,567 and $737, respectively)	3,414	3,199	6,772	6,275
Amortization of intangible assets	310	509	689	1,018

Total operating expenses	18,675	15,039	34,381	28,918

Operating profit	4,935	6,569	9,015	12,754
Other (expenses) income	(120)	711	(240)	643
Interest income	1,057	787	1,826	1,316

Income before income tax expense	5,872	8,067	10,601	14,713
Income tax expense	(163)	(303)	(445)	(746)

Income from continuing operations	5,709	7,764	10,156	13,967
Minority interests	18	—	30	—

Net income from continuing operations	5,727	7,764	10,186	13,967
Loss from discontinued e-commerce operations	(20)	(592)	(13)	(757)

Net income	$5,707	$7,172	$10,173	$13,210

Basic net income per share (Note 4)	$0.15	$0.19	$0.28	$0.36

Shares used in computing basic net income per share	36,903	36,943	36,813	36,856

Diluted net income per share (Note 4)	$0.15	$0.19	$0.27	$0.34

Shares used in computing diluted net income per share	39,130	39,474	39,059	39,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,173	$13,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,519	2,664
Amortization of intangible assets and other assets	1,688	2,041
Provision for allowance for doubtful accounts	955	756
Share-based compensation expense	4,880	3,002
Excess tax benefits from share-based payment arrangements	(102)	—
Gains on early redemption of zero coupon convertible senior notes	—	(793)
Others	452	954
Changes in assets and liabilities:
Accounts receivable	(5,125)	(4,932)
Prepaid and other current assets	(1,040)	(58)
Accounts payable	280	(262)
Accrued liabilities	3,337	(927)

Net cash provided by operating activities	20,017	15,655
Cash flows from investing activities:
Purchase of fixed assets	(40,995)	(3,711)
Purchase of other assets	(1,497)	(854)
Decrease of restricted cash	974	—
Acquisitions, net of cash acquired	(637)	(306)

Net cash used in investing activities	(42,155)	(4,871)
Cash flows from financing activities:
Early redemption of zero coupon convertible senior notes	—	(14,062)
Issuance of common stock	4,102	2,424
Excess tax benefits from share-based payment arrangements	102	—

Net cash provided by (used in) financing activities	4,204	(11,638)
Effect of exchange rate change on cash and cash equivalents	1,345	781

Net decrease in cash and cash equivalents	(16,589)	(73)
Cash and cash equivalents at beginning of period	124,756	119,091

Cash and cash equivalents at end of period	$108,167	$119,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Common stock:
Balance, beginning of period	$41	$40
Issuance of common stock	—	—

Balance, end of period	41	40

Additional paid-in capital:
Balance, beginning of period	161,033	148,780
Issuance of common stock	4,102	2,423
Compensatory share-based awards	4,880	3,002
Tax benefits from share-based awards	139	—

Balance, end of period	170,154	154,205

Treasury stock:
Balance, beginning and end of period	(54,686)	(39,686)

Accumulated other comprehensive income:
Balance, beginning of period	5,102	2,126
Net unrealized gains on marketable debt securities	30	10
Foreign currency translation adjustment	2,390	995

Balance, end of period	7,522	3,131

Retained earnings:
Balance, beginning of period	44,473	18,588
Net income	10,173	13,210

Balance, end of period	54,646	31,798

Total stockholders’ equity	$177,677	$149,488

Comprehensive income:
Net income	$10,173	$13,210
Other comprehensive income:
Net unrealized gains on marketable debt securities	30	10
Foreign currency translation adjustment	2,390	995

Total comprehensive income	$12,593	$14,215

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	36,647	36,680
Issuance of common stock	416	326

Balance, end of period	37,063	37,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. (the “Company” or “Sohu”) is a leading online media, search, mobile value-added services and online game company providing comprehensive online products and services to consumers and businesses in the People’s Republic of China (the “PRC” or “China”). The Company, a Delaware corporation, commenced operations in 1996.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Reclassification on Expenses of Online Game Operations

In previous quarters, costs and expenses associated with the Company’s online game segment were related to product development and research and an insignificant amount was related to online game operations. Accordingly, the Company had recorded all such costs and expenses in product development expenses in its statements of operations. Beginning April 1, 2007, in order to better present results of operations to enhance comparability with industry peers, the Company decided to reclassify its costs and expenses associated with its online game operations, which mainly consist of salaries and benefits of game masters, from product development expenses to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassification amounted to $275,000 and $319,000 for the three months ended March 31, 2007 and June 30, 2006, respectively, and $642,000 for the six months ended June 30, 2006.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operates in four principal segments: brand advertising, sponsored search, wireless and online game. In June 2006, the Company terminated its e-commerce business. Accordingly, the results of operations for e-commerce have been reclassified as losses from discontinued operation for all periods presented. During the three months ended June 30, 2007, the Company adjusted its reportable segments and has reclassified the results of its online game segment from its other operations and now reported online game results as a separate segment. Such reclassification amounted to approximately $2.1 million, $4.2 million and $1.6 million in revenues, $1.0 million, $2.0 million and $0.9 million in cost of revenues for the three and six months ended June 30, 2006 and for the three months ended March 31, 2007, respectively.

The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, wireless, online game and other segments as management does not use this information to measure the performance of the operating segments. Management does not consider share-based compensation for their segment reporting as shown in the tables, as such information does not impact the decisions on resource allocation and segment performance evaluation.

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2007
	Brand Advertising	Sponsored Search	Wireless	Online Game	Others	Total
Revenues	$26,632	$1,747	$6,588	$3,825	$196	$38,988
Segment cost of revenues	(8,872)	(1,361)	(3,175)	(1,386)	(128)	(14,922)

Segment gross profit	$17,760	$386	$3,413	$2,439	$68	$24,066

Share-based compensation expense under SFAS 123(R)						(456)

Gross profit						$23,610

	Three Months Ended June 30, 2006
	Brand Advertising	Sponsored Search	Wireless	Online Game	Others	Total
Revenues	$19,304	$3,526	$8,994	$2,121	$129	$34,074
Segment cost of revenues	(5,346)	(1,225)	(4,464)	(996)	(126)	(12,157)

Segment gross profit	$13,958	$2,301	$4,530	$1,125	$3	$21,917

Share-based compensation expense under SFAS 123(R)						(309)

Gross profit						$21,608

	Six Months Ended June 30, 2007
	Brand Advertising	Sponsored Search	Wireless	Online Game	Others	Total
Revenues	$50,159	$3,833	$12,164	$5,442	$476	$72,074
Segment cost of revenues	(16,604)	(2,920)	(5,785)	(2,239)	(223)	(27,771)

Segment gross profit	$33,555	$913	$6,379	$3,203	$253	$44,303

Share-based compensation expense under SFAS 123(R)						(907)

Gross profit						$43,396

	Six Months Ended June 30, 2006
	Brand Advertising	Sponsored Search	Wireless	Online Game	Others	Total
Revenues	$35,979	$6,976	$17,003	$4,207	$323	$64,488
Segment cost of revenues	(9,338)	(2,295)	(8,276)	(1,998)	(215)	(22,122)

Segment gross profit	$26,641	$4,681	$8,727	$2,209	$108	$42,366

Share-based compensation expense under SFAS 123(R)						(694)

Gross profit						$41,672

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

In March 2007, the Chinese government promulgated the Corporate Income Tax Law, which will be effective from January 1, 2008. The Corporate Income Tax Law will impose a unified income tax rate of 25% for both domestic and foreign invested enterprise. The existing tax laws, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, will be abolished simultaneously. Currently, the Company’s China-based subsidiaries and VIEs are subject to the tax rates under the existing tax laws. The Corporate Income Tax Law provides for a five-year transitional period for those entities that were subject to FIE and FE tax laws in previous years. The reduced income tax rate for new technology enterprises remains at 15% under the Corporate Income Tax Law. However, the qualifying criteria of a new technology enterprise under the new law and detailed implementation rules have not been released. The Company will continue to assess the impact of such new law in the future.

The Company adopted FIN 48 on January 1, 2007. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. During the six months ended June 30, 2007, the Company did not recognize any interest or penalties associated with any uncertain tax positions.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$5,727	$7,764	$10,186	$13,967
Loss from discontinued e-commerce operations	(20)	(592)	(13)	(757)

Net income	5,707	7,172	10,173	13,210
Effect of dilutive securities:
Amortization of offering costs for the zero coupon convertible senior notes	124	134	248	289

Net income adjusted for dilutive securities	$5,831	$7,306	$10,421	$13,499

Denominator:
Weighted average basic common shares outstanding	36,903	36,943	36,813	36,856
Effect of dilutive securities:
Stock options and restricted stock units	1,006	1,081	967	1,013
Zero coupon convertible senior notes	1,221	1,450	1,279	1,561

Weighted average diluted common shares outstanding	39,130	39,474	39,059	39,430

Basic income per share from continuing operations	$0.15	$0.21	$0.28	$0.38
Basic loss per share from discontinued e-commerce operations	(0.00)	(0.02)	(0.00)	(0.02)

Basic net income per share	$0.15	$0.19	$0.28	$0.36

Diluted net income per share from continuing operations	$0.15	$0.20	$0.27	$0.36
Diluted loss per share from discontinued e-commerce operations	(0.00)	(0.01)	(0.00)	(0.02)

Diluted net income per share	$0.15	$0.19	$0.27	$0.34

5. SHARE-BASED COMPENSATION EXPENSE

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of June 30, 2007, 1,052,878 shares were available for grant under the plan.

A summary of option activity under the Company’s 2000 Stock Incentive Plan as of June 30, 2007, and changes during the six month period then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2007	2,580	$15.69	7.15	$23,206
Exercised	(407)	10.09
Forfeited or expired	(123)	19.48

Outstanding at June 30, 2007	2,050	16.58	6.79	$31,685

Vested at June 30, 2007 and expected to vest thereafter	1,890	16.79	6.74	$28,817

Exercisable at June 30, 2007	1,453	15.87	6.40	$23,498

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $31.99 as of June 29, 2007.

The total intrinsic value of options exercised during the six month period ended June 30, 2007 was $6.3 million.

A summary of restricted stock unit activity under the Company’s 2000 Stock Incentive Plan as of June 30, 2007, and changes during the six month period then ended, is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Stock Units	(in thousands)	Fair Value
Unvested at January 1, 2007	529	$24.03
Granted	205	23.60
Vested	(12)	21.77
Forfeited	(51)	24.02

Unvested at June 30, 2007	671	23.94

Expected to vest after June 30, 2007	524	23.91

As of June 30, 2007, there was $2.3 million of total unrecognized compensation cost related to option for which services had not been provided, net of forecasted forfeitures. Such cost is expected to be recognized over a weighted average period of 0.8 years. Total fair value of options expensed during the three months ended June 30, 2007 and 2006 was $0.7 million and $1.3 million, respectively.

As of June 30, 2007, there was $7.5 million of total unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. Such cost is expected to be recognized over a weighted average period of 1.2 years. Total fair value of restricted stock units expensed during the three months ended June 30, 2007 and 2006 was $1.7 million and $0, respectively.

There were no capitalized share-based compensation costs during the three months ended June 30, 2007 and 2006.

During three months ended June 30, 2007 and 2006, total cash received from the exercise of stock options amounted to $2.7 million and $1.4 million, respectively.

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

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of June 30, 2007, the aggregated amount of these loans was $9.9 million.

The following is a summary of the VIEs of the Company:

a)	High Century

Beijing Century High Tech Investment Co., Ltd. (or High Century) was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Li Wei, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

b)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment), formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd (or Hengda) was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1,210,000. Originally, High Century and Li Wei held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further satisfy PRC regulations, High Century and Li Wei transferred their interests in Sohu Entertainment to Xin Wang and Wang Jianjun each of whom was an employee of the Company. As a result, Xin Wang and Wang Jianjun hold 80% and 20% interests in Sohu Entertainment, respectively. In May 2007, Wang Jianjun left the Company. The Company is in process of transferring his interests in Sohu Entertainment to another employee.

c)	Sohu Internet

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

d)	Goodfeel

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

e)	Huohu

Beijing Huohu Digital Technology Co., Ltd. (or Huohu) was incorporated in the PRC in 2005. Huohu engages in software and technology development for the online game business. The registered capital of Huohu is $121,000. Following the transfer by Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), one of the indirect China-based subsidiaries of the Company, of its interests in Huohu to Sohu Internet, Sohu Internet and an employee of Huohu hold 75% and 25% interests in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $33,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to Sohu Internet. Based on the arrangement between Sohu Internet and the employee, Sohu Internet is the sole and primary beneficiary of Houhu. Accordingly, Huohu is 100% consolidated into the financial statements of the Company.

f)	Tu Xing Tian Xia

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

g)	Feng Yang Tian Lang

Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang) was incorporated in the PRC in 2005 and engages in advertising services in the PRC. The registered capital of Feng Yang Tian Lang is $248,000. Sohu Internet and High Century each holds a 50% interest in Feng Yang Tian Lang.

h)	Sogou Information

Beijing Sogou Information Services Co., Ltd. (or Sogou Information) was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. The registered capital of Sogou Information is $2,480,000. Zhou Jing and Li Wei, each of whom is an employee of the Company, each owns a 50% interest in Sogou Information.

i)	Guangzhou Interactive

Guangzhou Sohu Interactive Network Technology Co., Ltd (or Guangzhou Interactive) was incorporated in the PRC in 2006 and engages in providing Internet information services in Guangdong Province. The registered capital of Guangzhou Interactive is $631,000. Sohu Internet and High Century each holds a 50% interests in Guangzhou Interactive.

Pursuant to FIN 46R, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Guangzhou Interactive are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements. As of June 30, 2007, the above VIEs have aggregate accumulated net profits of approximately $5.0 million which have been reflected in the consolidated financial statements.

7. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions during the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Accounting Captions	Three Months Ended June 30,		Six Months Ended June 30,
			2007	2006	2007	2006
Qingfan, a company controlled by Dr. Zhang’s brother	Delivery service provided by Qingfan	Cost of revenues	$—	$9	$—	$27
An investee of the Company	Amortization of licensing fee	Product development expenses	—	26	—	52
	Revenue sharing	Cost of revenues	365	435	743	881

8. COMMITMENTS AND CONTINGENCIES

The Company’s China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Sogou Information, Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”) and Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) enjoy tax benefits which are available to “new technology enterprises”. The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the status of a new technology enterprise. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction, at the rate of 7.5%, for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, provided there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2003 to 2005, 7.5% in 2006 to 2008 and 15% thereafter. Sogou Information was incorporated in 2005, Sogou Technology and Sohu Media were incorporated in 2006 and, provided there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2006 to 2008, 7.5% in 2009 to 2011 and 15% thereafter. To be considered a “new technology enterprise” under current PRC law, a company must: (i) operate in the high-tech industry (which includes the information technology industry); (ii) be incorporated and operate in Beijing Zhongguancun Science Park; (iii) receive 60% of its revenue from high-tech products or services; and (iv) have at least 20% of its employees involved in technology development. New technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era, Sohu Internet, Sogou Information, Sogou Technology and Sohu Media did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

In March 2007, the Chinese government promulgated the Corporate Income Tax Law which will be effective from January 1, 2008. The Corporate Income Tax Law will impose a unified income tax rate of 25% for both domestic and foreign invested enterprise. The existing tax laws, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, will be abolished simultaneously. Currently, the Company’s China-based subsidiaries and VIEs are subject to the tax rates under the existing tax laws. The Corporate Income Tax Law provides for a five-year transitional period for those entities that were subject to FIE and FE tax laws in previous years. The reduced income tax rate for new technology enterprises remains at 15% under the Corporate Income Tax Law.

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

As of June 30, 2007, the Company had future minimum content and service purchase commitments of $13.2 million, $3.8 million and $0.6 million for the years ending June 30, 2008, 2009 and 2010, respectively. As of June 30, 2007, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

9. SUBSEQUENT EVENTS

As of June 30, 2007, the outstanding balance of our zero coupon convertible senior notes was $59.8 million. Under the terms governing the zero coupon convertible senior notes, each holder of the notes has the right, at the holder’s option, to require the Company to repurchase all or any portion of the principal amount of the holder’s notes on each of July 14, 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount of such notes. As of the end of the notification period associated with the July 14, 2007 repurchase date, note holders had exercised their right to require the Company to repurchase principal on such notes in an aggregate amount of $58.5 million. The Company repurchased such notes on July 16, 2007. After the redemption, the outstanding balance of the Company’s zero coupon convertible senior notes was $1.3 million.

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

OVERVIEW

We are a leading online media, search, mobile value-added services and online game company providing comprehensive online products and services to consumers and businesses in China, through our comprehensive matrices of web properties, consisting of the mass portal and leading online media destination www.sohu.com; interactive search engine www.sogou.com; the leading online alumni club www.chinaren.com; the leading games information portal www.17173.com; one of the top real estate Websites www.focus.cn; the wireless value-added services provider www.goodfeel.com.cn; and a leading online mapping service Website www.go2map.com. We offer our user community very broad choices regarding information, entertainment, communication, wireless and online game services. We derive revenue primarily through the sale of brand advertising, sponsored search, wireless and online game services. We also sponsor major events to further enhance our viewership and create a positive branding impact.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name sohu.com. In September 1999, we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu New Media and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and 21 East Beijing.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, accounting for online game revenues, determination of functional currencies, allowance for doubtful accounts, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense, and assessment of current income tax position and valuation allowance against deferred tax assets, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium sized enterprises, sponsored search services mainly include priority placements in our search directory and pay-for-click services consisting of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide priority placements services for a fixed fee over the service period of the contracts. Revenues on priority placements are normally recognized on a straight-line basis over the contract period provided we are meeting our obligation under the contract. Pay-for-click services of displaying the text-based links to our advertisers’ Websites are charged on a cost per click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues from the pay-for-click services are recognized as the users click on the links.

Material differences could result in the amount and timing of our advertising revenue for any period if management made different judgments or utilized different estimates.

Non-Advertising Revenues

Non-advertising revenues include revenues principally from wireless and online game services.

Wireless revenues are derived from providing short messaging services (or SMS), Ring Back Tone (or RBT), Wireless Application Protocol (or WAP), multi-media messaging services (or MMS), and interactive voice response (or IVR), mainly consisting of news, weather forecast, chatting, entertainment information, ring tones and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 90 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $538,000 (gross margin underestimate of $286,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate per an operator’s statement and our internal records could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended June 30, 2007, 58% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

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

Online game revenues are collected through sale of our prepaid cards, which we sell in both virtual and physical form, to third party distributors and retailers. Prior to December 2006, we operated our Massive Multiplayer Online Role Playing Games (or MMORPGs) under a time-based model. Under this model, the proceeds from sale of prepaid cards from distributors or retailers are deferred when received and revenue is recognized based upon the actual usage of time units by the end users. In December 2006, we changed the revenue model from time-based to item-based. Under the new item-based model, players play a game on a free of charge basis and with the ability to purchase in-game premium features. Proceeds from sale of prepaid cards are deferred when received and revenue is recognized over the estimated lives of the premium features purchased or as the premium features are consumed. While we have adopted the new item-based model for our online games for a relatively short operation history, we considered the average period that players typically play our games and other player behavior patterns to arrive at our best estimates for the lives of these in-game features.

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flow, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollars, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of June 30, 2007 and December 31, 2006 was a gain of $7.6 million and $5.2 million, respectively.

Allowance for Doubtful Accounts Receivables

Our management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivables, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $30.4 million, net of allowance for doubtful accounts of $1.4 million as of June 30, 2007. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of June 30, 2007, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise building, computer equipment, office furniture and equipment, vehicles and leasehold improvement, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include the offering costs of the zero coupon convertible senior notes and rental deposits. We amortize the offering costs of the zero coupon convertible senior notes over a period of four years. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of June 30, 2007, we were not aware of any indication of impairment of our intangible assets, fixed assets and other assets.

Share-Based Compensation

Effective from January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (or SFAS 123(R)), which requires all share-based payments to employees and directors, including grants of stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values.

As of January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. The fair value of the options granted before January 1, 2006 is determined based on the Black-Scholes valuation model, which is consistent with the valuation techniques utilized when we prepared pro forma information under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (or SFAS 123). Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Fair value of the share-based awards is recognized as share-based compensation cost over the requisite service period, net of estimated forfeitures on an accelerated basis under SFAS 123(R).

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

Current Income Tax Position and Valuation Allowance against Deferred Tax Assets

We estimate income tax expense in each of the jurisdictions in which we operate for each period presented, including estimating current tax exposure as well as assessing realizable deferred tax assets and deferred tax liabilities.

As of June 30, 2007, the majority of our deferred tax assets are related to net operating losses that would apply to United States income taxes. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from these net operating losses will not be realized. The remaining deferred tax assets are related to China-based subsidiaries and VIEs, resulting from net operating losses and temporary differences between accounting and tax bases. We believe that it is more likely than not that the balance will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

In order to focus on our core revenue source of online advertising, on June 20, 2006 we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all periods presented.

REVENUES

Total revenues were $39.0 million and $72.1 million for the three and six months ended June 30, 2007, respectively, as compared to $34.1 million and $64.5 million for the corresponding periods in 2006.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $28.4 million and $54.0 million, or 73% and 75% of total revenues for the three and six months ended June 30, 2007, as compared to $22.8 million and $43.0 million, or 67% of total revenues for both the corresponding periods in 2006. For the three and six months ended June 30, 2007, advertising revenues consisted of revenues from brand advertising of $26.6 million and $50.2 million, and revenues from sponsored search of $1.8 million and $3.8 million. For the three and six months ended June 30, 2006, advertising revenues consisted of revenues from brand advertising of $19.3 million and $36.0 million, and revenues from sponsored search of $3.5 million and $7.0 million.

Brand advertising. Brand advertising revenues increased by $7.3 million to $26.6 million for the three months ended June 30, 2007 and increased by $14.2 million to $50.2 million for the six months ended June 30, 2007 as compared to the corresponding three and six month periods in 2006. The increase of $7.3 million for the three months ended June 30, 2007 from the corresponding period in 2006 consisted of: (i) a $9.5 million increase from advertisers who advertised with us during the three months ended June 30, 2007 but did not advertise on our Website during the three months ended June 30, 2006; (ii) a $2.5 million increase in revenues from the advertisers who advertised with us in the three months ended June 30, 2006 and continued to do so in the three months ended June 30, 2007; and (iii) a $4.7 million decrease in revenues as some of the advertisers who advertised with us during the three months ended June 30, 2006 did not advertise on our Website during the three months ended June 30, 2007. The increase of $14.2 million for the six months ended June 30, 2007 from the corresponding period in 2006 consisted of: (i) a $14.2 million increase from advertisers who advertised with us during the six months ended June 30, 2007 but did not advertise on our Website during the six months ended June 30, 2006; (ii) a $9.0 million increase in revenues from the advertisers who advertised with us in the six months ended June 30, 2006 and continued to do so in the six months ended June 30, 2007; and (iii) a $9.0 million decrease in revenues as some of the advertisers who advertised with us during the six months ended June 30, 2006 did not advertise on our Website during the six months ended June 30, 2007. No single customer accounted for more than 10% of total brand advertising revenues for each of the three and six months ended June 30, 2007 and 2006. As of June 30, 2007 and 2006, we had $1.3 million and $1.2 million of receipts in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the three and six months ended June 30, 2007, we recorded brand advertising revenues of approximately $240,000 and $507,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. For the three and six months ended June 30, 2006, we recorded brand advertising revenues of approximately $0 and $40,000, respectively, from Fujian Tian Qing. Those advertising services are provided pursuant to a three-year advertising framework agreement that expired in November 2006 and was extended to November 2009. Fujian Tian Qing was the previous owner of the 17173.com Website prior to our acquisition of 17173.com.

We expect brand advertising revenues to increase modestly in the third quarter of 2007 as compared to second quarter of 2007.

Sponsored search. Sponsored search services revenues decreased by $1.7 million to $1.8 million for the three months ended June 30, 2007 and decreased by $3.2 million to $3.8 million for the six months ended June 30, 2007, as compared to the corresponding three and six month periods in 2006. Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide priority placement services for a fixed fee over a period. Pay-for-click services displaying the text-based links to our advertiser’s Websites are charged on a cost-per-click basis, so that an advertiser pays us only when a user clicks on the displayed link on our Websites or on our Website Alliance network. The priority of the display of text-based links is based on the bidding price of different advertisers. For the three and six months ended June 30, 2007, revenues from priority placement services amounted to $1.2 million and $2.7 million, a 52% decrease from the corresponding three month period in 2006 and a 46% decrease over the corresponding six month period in 2006, respectively. The decrease in revenues from priority placement services was mainly due to the gradual market migration from preference for fixed fee listings to pay-for-click listings. For the three and six months ended June 30, 2007, revenues from pay-for-click services amounted to $0.6 million and $1.1 million, respectively, representing a 40% and 45% decrease from the corresponding periods of 2006. Revenues from pay-for-click services accounted for approximately 30% of the total sponsored search revenues for both the three and six month periods ended June 30, 2007, and were flat from the corresponding periods in 2006. The decrease in revenues from pay-for-click services mainly resulted from our efforts to further strengthen our anti-fraudulent click-through mechanism starting from second half of 2006 which resulted in a decrease in average click-through rates. We believe the improved anti-fraudulent click-through mechanism will provide benefits to our sponsored search business in the long run.

We expect sponsored search revenues to be flat in the third quarter of 2007 as compared to second quarter of 2007.

Non-advertising Revenues

Non-advertising revenues are derived principally from wireless, online game and other services.

Non-advertising revenues were $10.6 million and $18.1 million or 27% and 25% of total revenues for the three and six months ended June 30, 2007, as compared to $11.2 million and $21.5 million, or 33% of total revenues for both the three and six month periods in 2006.

For the three and six months ended June 30, 2007, non-advertising revenues consisted of wireless revenues of $6.6 million and $12.2 million, online game revenues of $3.8 million and $5.4 million, and other services revenues of $196,000 and $476,000, respectively. For the three and six months ended June 30, 2006, non-advertising revenues consisted of revenues from wireless of $9.0 million and $17.0 million, online game of $2.1 million and $4.2 million and other services of $129,000 and $323,000, respectively.

Wireless. Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the six months ended June 30, 2007, we normally charged monthly fees ranging from $0.065 to $3.930 and per message/download fees ranging from approximately $0.006 to $0.524.

For the three months ended June 30, 2007, our wireless revenues decreased by $2.4 million to $6.6 million as compared to $9.0 million for the three months ended June 30, 2006, primarily due to a decrease of $1.8 million in SMS revenues, a decrease of $1.4 million in WAP revenues and a decrease of $0.3 million in MMS revenues. This decrease was partially offset by an increase of $1.1 million in RBT and IVR revenues. For the six months ended June 30, 2007, our wireless revenues decreased by $4.8 million to $12.2 million as compared to $17.0 million for the six months ended June 30, 2006, primarily due to a decrease of $3.9 million in SMS revenues, a decrease $2.2 million in WAP revenues and a decrease of $0.5 million in MMS revenues. This decrease was partially offset by an increase of $1.8 million in RBT revenues. The decrease in SMS and MMS revenues was primarily due to the ongoing negative impact of policies such as double confirmation, billing reminders and details of promotion adopted by SPs issued by mobile network operators in July 2006. The decrease in WAP revenues was primarily due to new policies of a mobile network operator. In December 2006, the mobile network operator launched its own WAP channel, “WAP Premier Select”, which is placed in more prominent positions, and distracted traffic from us. In addition, in April 2007, the mobile network operator changed its operation strategy to promote its own content on a customized WAP portal, instead of promoting products provided by SPs. Further, in May 2007, the mobile network operator introduced a new practice of sending fee reminders to its WAP service users when they request downloads of WAP pages onto their mobile handsets and seeking their confirmation before such download requests are processed. These policies resulted in a decrease in traffic for the WAP portals, and in turn a decrease in subscription of our WAP service.

Assuming that there are no further regulatory changes, we expect wireless revenues to be flat or decrease slightly in the third quarter of 2007, as compared to second quarter of 2007.

Online game. Our online game revenues are mainly derived from two game titles, namely Tian Long Ba Bu (or TLBB) and Blade Online (or BO). TLBB is our new in-house developed online game and was commercially launched on May 9, 2007. For the period from May 10, 2007 to June 30, 2007, TLBB’s peak concurrent users (or PCU) had exceeded 400,000 and active paying accounts had reached 209,000. On average, each paying account had generated total revenue of RMB82 (equivalent to US$11) during the period. As of June 30, 2007, TLBB had more than 10 million registered users. BO was licensed from a third party game company and was commercially launched in October 2004. Prior to 2007, we also operated another licensed online game, Knight Online (or KO) and terminated the services related to KO in November 2006.

Online game revenues increased by $1.7 million to $3.8 million for the three months ended June 30, 2007 and increased by $1.2 million to $5.4 million for the six months ended June 30, 2007, as compared to the corresponding periods in 2006. This was primarily due to the launch of TLBB in May 2007, with total revenue of $2.3 million in the second quarter of 2007, which was offset by the effect of the termination of services related to KO in November 2006.

We expect our online game revenues to increase substantially in the third quarter of 2007 as compared to second quarter of 2007.

Others. Our other services mainly consist of sales of software to third parties. For the three months ended June 30, 2007 and 2006, revenues from the sales of software and applications service provider (or ASP) services were $29,000 and $110,000, respectively. For the six months ended June 30, 2007 and 2006, revenues from the sales of software and ASP services were $116,000 and $250,000, respectively.

COSTS AND EXPENSES

In previous quarters, costs and expenses associated with the online game segment were related to product development and research and an insignificant amount was related to online game operations. Accordingly, we had recorded all such costs and expenses in product development expenses in the statements of operations. Beginning April 1, 2007, in order to better present results of operation to enhance comparability with industry peers, we decided to reclassify costs and expenses associated with online game operations, which mainly consist of salaries and benefits of game masters, from product development expenses to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassification amounted to $275,000 and $319,000 for the three months ended March 31, 2007 and June 30, 2006, respectively, and $642,000 for the six months ended June 30, 2006.

Cost of Revenues

Total cost of revenues were $15.4 million and $28.7 million for the three and six months ended June 30, 2007, respectively, as compared to $12.5 million and $22.8 million for the corresponding three and six month periods in 2006.

Cost of Advertising Revenues

Cost of advertising revenues increased by $3.8 million to $10.7 million for the three months ended June 30, 2007 as compared to the corresponding period in 2006, and increased by $8.1 million to $20.4 million for the six months ended June 30, 2007 as compared to the corresponding period in 2006.

Brand advertising. Cost of brand advertising revenues includes personnel costs and overheads relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $9.3 million and $17.4 million for the three and six months ended June 30, 2007, respectively, as compared to $5.6 million and $9.9 million for the corresponding three and six month periods in 2006. The increase of $3.7 million for the three months ended June 30, 2007 from the corresponding period in 2006 consisted of a $1.3 million increase in personnel expense, a $946,000 increase in content purchases, a $438,000 increase in payments to our business partners, a $396,000 increase in bandwidth leasing costs due to increased traffic of our Websites, a $337,000 increase in office and depreciation expense and a $283,000 increase in other costs. The increase of $7.5 million for the six months ended June 30, 2007 from the corresponding period in 2006 consisted of a $2.4 million increase in content purchases, a $2.2 million increase in personnel expense, a $969,000 increase in bandwidth leasing costs, a $833,000 increase in payments to our business partners, a $712,000 increase in office and depreciation expense and a $386,000 increase in other costs. Our brand advertising gross margin for the three and six months ended June 30, 2007 was both 65%, as compared to 71% and 72% for the corresponding periods in 2006, respectively. The decrease was mainly because of increased spending on content costs, bandwidth leasing costs and server depreciation costs.

Sponsored search. Cost of sponsored search revenues consists primarily of payments to our Website Alliance, relevant depreciation of servers and computer equipment, bandwidth leasing costs, personnel costs and data collection cost. Cost of sponsored search revenues was $1.4 million and $3.0 million for the three and six months ended June 30, 2007, respectively, as compared to $1.3 million and $2.3 million for the corresponding three and six month periods in 2006. The increase of $0.1 million in cost of sponsored search revenues for the three months ended June 30, 2007 as compared to the corresponding period in 2006 resulted from an increase of $0.3 million in relevant depreciation and bandwidth leasing costs, offset by a decrease of $0.2 million in payment to Website Alliances. The increase of $0.7 million in cost of sponsored search revenues for the six months ended June 30, 2007 as compared to the corresponding period in 2006 resulted from an increase of $0.8 million in relevant depreciation and bandwidth leasing costs and an increase of $0.2 million in other costs, offset by a decrease of $0.3 million in payment to Website Alliances. Our sponsored search gross margin for the three and six months ended June 30, 2007 was 21% and 23%, respectively, as compared to 65% and 66% for the corresponding periods in 2006, respectively. Our sponsored search gross margin decreased for the three and six months ended June 30, 2007 mainly due to lower revenue but higher server depreciation and bandwidth leasing costs in relation to the launch of Sogou 3.0 in late 2006.

Cost of Non-advertising Revenues

Cost of non-advertising revenues was $4.7 million and $8.3 million for the three and six months ended June 30, 2007, respectively, as compared to $5.6 million and $10.5 million for the corresponding three and six month periods in 2006.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party content providers for services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues decreased by $1.3 million to $3.2 million for the three months ended June 30, 2007, and decreased by $2.5 million to $5.8 million for the six months ended June 30, 2007, as compared to the corresponding three and six month periods in 2006. The decrease in cost of wireless revenues for the three months ended June 30, 2007 as compared to the corresponding period in 2006 resulted from a decrease of $1.6 million in collection charges, transmission charges and expenses related to penalties paid to mobile network operators, which was offset by a $0.3 million increase in amounts paid to third party wireless service alliances and content providers. The decrease in cost of wireless revenues for the six months ended June 30, 2007 as compared to the corresponding period in 2006 resulted from a decrease of $3.3 million in collection charges, transmission charges and expenses related to penalties paid to mobile network operators, which was offset by a $0.8 million increase in amounts paid to third party wireless service alliances and content providers. Our wireless gross margins were both 52% for the three and six months ended June 30, 2007, as compared to 50% and 51% for the corresponding periods in 2006.

Online game. Cost of online game revenues primarily consists of revenue sharing with game developers, bandwidth leasing costs, personnel cost relating to the operation of the games and depreciation of servers and computer equipment. Cost of online game revenues was $1.4 million and $2.3 million for the three and six months ended June 30, 2007, respectively, as compared to $1.0 million and $2.0 million for the corresponding periods in 2006. The increase in cost of online game revenues was mainly due to increased server depreciation and bandwidth leasing costs as we added more servers to meet the demand of our increased players in connection with the launch of TLBB. Our online game gross margins were 63% and 58% for the three and six months ended June 30, 2007, as compared to both 52% for the corresponding periods in 2006. The increases primarily represent contribution from TLBB.

Others. Cost of revenues for other services was $132,000 and $231,000 for the three and six months ended June 30, 2007, respectively, as compared to $131,000 and $225,000 for the corresponding three and six month periods in 2006. Cost of revenues for other services consists mainly of personnel and other expenses in connection with sale of software business and provision of ASP services.

Product Development Expenses

Product development expenses increased by $1.2 million to $5.5 million for the three months ended June 30, 2007, and increased by $2.0 million to $10.2 million for the six months ended June 30, 2007, as compared to the corresponding three and six month periods in 2006. The increase for the three months ended June 30, 2007 from the corresponding period in 2006 was due to a $828,000 increase in personnel expenses resulting from an increase in headcount and salaries and a $390,000 increase in share-based compensation expense under SFAS 123(R), offset by a $18,000 decrease in other expenses. The increase for the six months ended June 30, 2007 from the corresponding period in 2006 was due to a $1.4 million increase in personnel expenses resulting from an increase in headcount and salaries and $696,000 increase in share-based compensation expense under SFAS 123(R), offset by a $96,000 decrease in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.4 million to $9.5 million for the three months ended June 30, 2007, and increased by $3.3 million to $16.7 million for the six months ended June 30, 2007, as compared to the corresponding three and six month periods in 2006. The increase for the three months ended June 30, 2007 from the corresponding period in 2006 primarily consists of a $1.4 million increase in advertising and promotion expense, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category and promotion expenses of TLBB, a $777,000 increase in personnel expenses resulting from an increase in headcount and salaries (including commission increase for sales staff), and a $223,000 increase in other expenses. The increase for the six months ended June 30, 2007 from the corresponding period in 2006 primarily consists of a $2.1 million increase in advertising and promotion expense, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category and promotion expenses of TLBB, a $823,000 increase in personnel expenses resulting from an increase in headcount and salaries (including commission increase for sales staff), and a $377,000 increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million to $3.4 million for the three months ended June 30, 2007, and increased by $0.5 million to $6.8 million for the six months ended June 30, 2007, as compared to the corresponding three and six month periods in 2006. The increase for the three months ended June 30, 2007 from corresponding period in 2006 was primarily due to an increase in share-based compensation expense under SFAS 123(R) of $448,000, and offset by a $248,000 decrease in other expenses. The increase for the six months ended June 30, 2007 from corresponding period in 2006 was primarily due to an increase in share-based compensation expense under SFAS 123(R) of $830,000, and offset by a $330,000 decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets were $310,000 and $689,000 for the three and six months ended June 30, 2007, respectively, as compared to $509,000 and $1.0 million for the three and six months ended June 30, 2006, which were mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit decreased by $1.7 million to $4.9 million for the three months ended June 30, 2007, and decreased by $3.8 million to $9.0 million for the six months ended June 30, 2007, as compared to the corresponding three and six month periods in 2006. The operating profit for the three and six months ended June 30, 2007 included $2.4 million and $4.9 million, respectively, for share-based compensation expense recorded under SFAS 123(R). The operating profit for the three and six months ended June 30, 2006 included $1.3 million and $3.0 million, respectively, for share-based compensation expense recorded under SFAS 123(R).

Other (Expenses) Income

For the three and six months ended June 30, 2007, other expenses of $120,000 and $240,000 mainly consisted of $124,000 of amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003. For the three and six months ended June 30, 2006, other income of $711,000 and $643,000 mainly consisted of $793,000 of income from early redemption of zero coupon convertible senior notes.

Interest Income

For the three and six months ended June 30, 2007, interest income was $1.1 million and $1.8 million, as compared to $787,000 and $1.3 million for the three and six months ended June 30, 2006. The increase was mainly due to increase in market interest rates and RMB appreciation.

Income Tax Expense

For the three and six months ended June 30, 2007, income tax expense was $163,000 and $445,000, as compared to $303,000 and $746,000 for the three and six months ended June 30, 2006. The decrease of income tax expense was mainly attributed to the decrease of taxable income.

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

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition was accounted for as a purchase business combination and the results of operations from the acquisition date have been included in our consolidated financial statements, resulting in minority interests of $18,000 and $30,000 for the three and six months ended June 30, 2007, respectively.

Net Income from Continuing Operations

For the three and six months ended June 30, 2007, net income from continuing operations was $5.7 million and $10.2 million, as compared to $7.8 million and $14.0 million for the three and six months ended June 30, 2006.

Loss from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the three and six months ended June 30, 2007, loss from discontinued e-commerce operations was $20,000 and $13,000, as compared to $592,000 and $757,000 for the three and six months ended June 30, 2006.

Net Income

As a result of the foregoing, we had net income of $5.7 million and $10.2 million for the three and six months ended June 30, 2007, as compared to net income of $7.2 million and $13.2 million for the three and six months ended June 30, 2006. The net income for the three and six months ended June 30, 2007 included $2.4 million and $4.9 million of share-based compensation expense recorded under SFAS 123(R), as compared to $1.3 million and $3.0 million for the three and six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through private sales of equity securities, the initial public offering of our common stock, a private placement of zero coupon convertible senior notes, and cash provided by operations. From inception through June 30, 2007, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes as well as the cash flow that we generate from our operations.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes has been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. In 2005 and 2006, we early redeemed our zero coupon convertible senior notes with a face value of $30.2 million at a discount. As of June 30, 2007, the outstanding balance of our zero coupon convertible senior notes was $59.8 million. As of the end of the notification period associated with the July 14, 2007 repurchase date, note holders had exercised their right to require us to repurchase principal on such notes in an aggregate amount of $58.5 million. We repurchased such notes on July 16, 2007. After the redemption, the outstanding balance of our zero coupon convertible senior notes was $1.3 million.

In summary, our cash flows were (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$20,017	$15,655
Net cash used in investing activities	(42,155)	(4,871)
Net cash provided by (used in) financing activities	4,204	(11,638)
Effect of exchange rate change on cash and cash equivalents	1,345	781

Net decrease in cash and cash equivalents	(16,589)	(73)
Cash and cash equivalents at beginning of period	124,756	119,091

Cash and cash equivalents at end of period	$108,167	$119,018

For the six months ended June 30, 2007, net cash provided by operating activities was $20.0 million. This was primarily attributable to our net income of $10.2 million, adjusted by non-cash items of depreciation and amortization of $6.2 million, share-based compensation expense of $4.9 million, provision for allowance for doubtful accounts of $1.0 million, and a $2.3 million decrease in working capital. For the six months ended June 30, 2006, net cash provided by operating activities was $15.7 million. This was primarily attributable to our net income of $13.2 million, adjusted by non-cash items of depreciation and amortization of $4.7 million, share-based compensation expense of $3.0 million, provision for allowance for doubtful accounts of $756,000. This increase was offset by gains on early redemption of zero coupon convertible senior notes of $793,000 and net changes in current assets and liabilities of $5.4 million.

For the six months ended June 30, 2007, net cash used in investing activities was $42.2 million, and was primarily attributable to $42.5 million used in purchasing fixed assets and other assets, and $637,000 for earn-out payment for Go2Map, was offset by a $974,000 decrease in restricted cash. For the six months ended June 30, 2006, net cash used in investing activities was $4.9 million, and was primarily attributable to $4.6 million used in purchasing fixed assets and other assets, and $306,000 for earn-out payment for Focus.cn.

For the six months ended June 30, 2007, net cash provided by financing activities was $4.2 million, and was primarily attributable to issuance of common stock upon the exercise of share-based awards granted under our stock incentive plan. For the six months ended June 30, 2006, net cash used in financing activities was $11.6 million, and was primarily attributable to $14.1 million used in early redemption of zero coupon convertible senior notes partially offset by $2.4 million in cash from the exercise of options granted under our stock incentive plan for the purchase of common stock.

As of June 30, 2007, we had cash and cash equivalents of $108.2 million, and investments in marketable debt securities of $4.9 million, totaling approximately $113.1 million as compared to $129.7 million as of December 31, 2006.

We believe that our current total cash balance will be sufficient to meet anticipated working capital needs (net cash used in operating activities), redemption of convertible senior notes, commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

RISK FACTORS

Risks Related to Our Business

We are a relatively young company subject to the risks associated with operating in a new and evolving market.

As a relatively young company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract a larger audience to our matrices of Web properties and proprietary search engines by expanding the type and technical sophistication of the content and services we offer;

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our sponsored search, wireless, and online game businesses successfully; and

•	attract and retain qualified personnel.

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

We have many competitors in the PRC Internet market, including Sina, Netease, Tencent, Baidu, Tom Online, KongZhong, Linktone, Shanda, The9, Perfect World, Google and Yahoo! China. In addition, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities. These private and government sponsored competitors may have certain competitive advantages over us in terms of:

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

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves in order to enhance their ability to compete with us. It is also possible that new competitors may emerge and acquire significant market share. In particular, our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, Google and Yahoo! China. In addition, operators of leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and America Online, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations, such as telecommunication operators, in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market. For example, on September 19, 2006, China Telecom Corporation (or China Telecom) and Microsoft announced an agreement pursuant to which Microsoft will provide Windows Live search service to 25 million users of China Telecom. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues.

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

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, wireless, and online game customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. Accordingly, our revenues will need to increase at least proportionately in order for us to maintain our current levels of profitability.

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our Websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers, wireless customers, and online game players.

Our failure to keep up with rapid technology changes may severely affect our future success.

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the evolution of Web 2.0, Internet users may shift to new modes of information sharing, such as blogs. Moreover, we have used peer-to-peer streaming technology on video content to promote our online video. Our competitors may develop their own peer-to-peer streaming technology or update their existing technology to surpass us. With the development of search engine technologies, Internet users may choose to access information, news and content through search engines rather than portals. In addition, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media message services, wireless games, wireless downloads and other applications. Accordingly, we will need to adapt our business to cope with the changes and support these new services to be successful. In addition, the online game industry is evolving rapidly, so we need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs if our new online games are less attractive to users. In addition, the MII is cooperating with other administrations, including the Ministry of Public Security, the Ministry of Culture and the Ministry of Justice, to draft industry standards or regulations regarding Spyware software. If we cannot adapt to new industry standards, more technical expenses could be required in the future.

We depend on online advertising for a significant portion of our revenues, but the online advertisement market includes many uncertainties, which could cause our advertising revenues to decline.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising spaces on our Websites. Advertising revenues represented approximately 75% and 67% of our total revenues for the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, our five largest advertisers accounted for approximately 16% and 17% of our total brand advertising revenues, respectively. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

•

The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising;

•

Changes in government policy could restrict or curtail our online advertising services. For example, since July 2006, the PRC government has enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing or potential medical advertising clients.

•	Advertising clients that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts; and

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

By posting bid listing links on their Websites, we share the revenues generated from clicks by users with our Website Alliance members. For the quarter ended June 30, 2007, the total revenues generated from Website Alliance accounted for approximately 66% of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our sponsored search revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenues may decline.

We rely on wireless services for a significant portion of our revenues. Wireless revenues have decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We have derived our wireless revenues in prior periods from providing SMS, RBT, WAP, MMS and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other mobile related products to mobile phone users and Personal Handy-phone System (or PHS) users. For the quarters ended June 30, 2007 and June 30, 2006, wireless revenues represented approximately 17% and 26%, respectively, of our total revenues.

Wireless revenues decreased in certain prior periods. Wireless revenues may decrease in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Revenues from new wireless services such as RBT, WAP, MMS and IVR may not continue to grow significantly and become a significant portion of our total wireless revenues;

•	Competitors, including mobile network operators, may launch competing or better products than ours at any time;

•	There are limited barriers to entry to the wireless services sector;

•

Changes in the billing practices or operational rules and procedures of any of the four mobile network operators on whom we rely for service delivery and fee collection—namely, China Mobile Communication Corporation (or CMCC), Unicom Corporation Limited (or Unicom), China Netcom Communication Corporation (or CNC) and China Telecom—could have a material impact on our wireless revenues. For instance, in July 2006, two major mobile network operators, CMCC and Unicom, introduced new policies on wireless value-added service, including extension of the trial period, double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscriptions. In October 2006, the MII issued a guideline to regulate wireless value-added services, which reiterated policies carried on by major mobile network operators, including double confirmation, billing reminders, etc. On January 1, 2007, a notice of the MII, which focuses on the protection of mobile phone users’ right to select services and the strengthening of regulation on billing procedure, came into effect. On May 17, 2007, CMCC initiated a new policy under which all WAP users are reminded of charges they may incur for WAP services. The policy has resulted in a decrease in traffic for the WAP portals, and in turn a decrease in subscriptions for our WAP services. We believe that our wireless revenues might be negatively affected by the implementation of these regulations and policies;

•

Changes in government policy could restrict or curtail the services which we provide. The MII has proposed requiring all handset users (including prepaid mobile phone users) to register using their real names. If this requirement is implemented, it may cause the decrease of new customers, and in turn, reducing our wireless revenues;

•

Mobile network operators may impose penalties on wireless service providers, or SPs, for violating certain operating policies relating to the provision of wireless services. We had received several penalty notices from mobile network operators, claiming a breach of cooperation contracts and imposing both service suspension sanctions for a period of not more than a year and/or monetary penalties. There is no guarantee that we will not be subject to similar, or more severe, penalties from mobile network operators in the future, which could significantly impair our wireless business;

•

We may enter into cooperation agreements with mobile network operators on terms that are not favorable to us since we have limited bargaining power to negotiate contract terms. In addition, mobile network operators may unilaterally revise their agreements at any time. As a result of such contract terms, we could easily be found in breach of our agreement with an operator and may be subject to penalties; and

•

Mobile network operators may not enter new agreements or renew existing agreements with SPs with respect to wireless services. However, those mobile network operators will continue work with us to provide services and monthly statements. New or renewed agreements with mobile network operators could change in a way that would be unfavorable to us, or such agreements may not be entered into at all.

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

•

An operator’s refusal to allow us to supply certain services could disrupt our wireless services. For example, during the period from September 1, 2004 to July 31, 2005, our MMS services were temporarily suspended by CMCC, based on allegations that Beijing Sohu Online Network Information Services, Ltd (or Beijing Sohu), which was one of our VIEs at the time, breached certain provisions of its agreement with a CMCC subsidiary;

•

An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. For example, in July 2006, CMCC introduced M.Music, an integrated music service platform which CMCC works directly with music record companies to provide downloads of various songs and music. In December 2006, CMCC introduced its own WAP channel, “WAP Premier Select”, which is placed on more prominent positions on Monternet and directly compete with SPs. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners; and

•

CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our existing ranking because of lower visit rates.

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

Our investment in the online game business may not be successful.

We have invested and may invest further in our online game business. The offering of online game is currently one of the fastest growing online services in the PRC. Sohu had operated two online games, namely KO and BO, which we licensed from third party game companies. Our license of KO expired in November 2006, and we discontinued our operation of KO when the license contract expired. Our license of BO will expire in September 2008. In the event that a license expires and we wish to renew such license, the licensor may only agree to renew such license upon an increase in the license fee that we pay to such licensor. In May 2007, we began open beta testing of our first in-house developed online game –TLBB. If the operation of TLBB is not as successful as we have expected, our online game business may be negatively impacted. In addition, our business might be significantly affected if there are any changes in the PRC laws or regulations in relation to these businesses. For example, the PRC government has issued a new law to implement restrictions and further regulation on the online game industry. Based on these rules, online game companies are required to install an “anti-fatigue system”, which discourages game participants from playing games for more than five hours per day. In addition, the PRC government made a compulsory requirement for online game players to register their real names and provide ID numbers when playing games. Also, with the requirement of the real name registration for online game players, the government implements a rating system for online game. For those online game rated as not suitable for children under the age of 18, children under the age of 18 will be unable to access such game if a real name registration is in place. As a result, our revenues from online game may be adversely affected. We may not succeed in these markets despite our investment of time and funds. If we fail to achieve a significant market position, we will fail to realize our anticipated returns on these investments.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of June 30, 2007, our goodwill and amortizable intangible assets arising from acquisitions were approximately $62.5 million.

Accounting rules for share-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

Our performance is largely dependent on talented and highly skilled individuals. Our future success depends on our continuing ability to identify, develop, motivate and retain highly skilled personnel for all areas of our organization. We have a history of using employee stock options and restricted stock units to align employees’ interests with the interests of our shareholders and encourage quality employees to join us and retain our key employees by providing competitive compensation packages. On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our operating results contain a charge for share-based compensation expense related to employee stock options and restricted stock units. The recognition of share-based compensation in our statement of operations would have a negative effect on our reported results and earnings per share, which could in turn negatively affect our stock price. On the other hand, if we alter our employee stock incentive plan to minimize the share-based compensation expenses, it may limit our ability to continue to use share-based awards as a tool to attract and retain our employees, and it may adversely affect our operations.

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

Although we have secured a large volume of attractive and high-quality content, we will still need to rely on a number of third party relationships to attract traffic and provide content in order to make our Websites more attractive to users and advertisers. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. Some content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our premier content providers. If we are not able to renew our exclusive deals or premier content become exclusive to our competitors, our attractiveness to users will be severely impaired. Except for the exclusive content, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company and a direct and indirect major shareholder of High Century, Sohu Internet, Tu Xing Tian Xia, Feng Yang Tian Lang and Guangzhou Interactive. We rely on his expertise in our business operations, and on his personal relationships with the relevant regulatory authorities, our customers and suppliers. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology staff for the operation of Sohu. Given the competitive nature of the industry, the risk of key technology staff leaving Sohu is high and could have a disruptive impact on our operations.

Rapid growth and a rapidly changing operating environment strain our limited resources.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As the demands of our audience and the needs of our customers change, and as the number of our users and volume of online advertising and online game activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

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

We conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media (or collectively PRC subsidiaries), and VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and 21 East Beijing. We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of Sohu Era, Sohu Software and Sohu Media, is a Hong Kong corporation and a foreign person under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, and certain other industries, our VIEs are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu, rather than by Sohu.

The PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. The PRC government may issue new interpretations of the regulations regarding supervision of the Information industry from time to time. In July 2006, the MII issued a notice to strengthen management of foreign investment in and operation of value-added telecommunication services. The notice emphasizes that foreign investors who wish to engage in value-added telecommunication services must strictly follow the relevant rules and regulations on foreign investment in telecommunication sectors. The notice also prohibits domestic telecommunication services providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in China. According to the notice, either the holder of a value-added telecommunication service license or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of value-added telecommunication services. The notice further requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered by its license. Value-added services license holders are required to evaluate the compliance with the requirements set forth in the notice. We are in the process of transferring several of our domain names and trademarks, and we may modify other certain aspects of our business structure in order to further comply with these requirements. In addition, new PRC Internet and foreign exchange laws and regulations were recently adopted. Accordingly, it is possible that the PRC government may ultimately take a view contrary to ours.

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

We are a holding company with no operating assets other than investments in Chinese operating entities, including Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media, through an intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and 21 East Beijing. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media incur debt on their own behalf in the future, the instruments governing the debt may restrict Sohu Era’s, Sohu Software’s, Go2Map Software’s, Sogou Technology’s and Sohu Media’s ability to pay dividends or make other distributions to us. In addition, PRC legal restrictions permit payment of dividends by Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal to 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Furthermore, subject to possible reduction to the extent that our PRC subsidiaries pay a tax in China and would therefore be entitled to a foreign tax credit, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited in the foreseeable future.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive.

As of June 30, 2007, Sohu had outstanding long-term loans of $9.9 million to Dr. Zhang, Sohu’s Chief Executive Officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in: High Century, which is owned 80% by Dr. Zhang and 20% by an employee; Sohu Entertainment, which is owned by two of our employees; Goodfeel, which is owned by two of our employees; Huohu, which is owned 75% by Sohu Internet and 25% by an employee; Sogou Information, which is owned by two of our employees, and Guangzhou Interactive, which is owned 50% by Sohu Internet and 50% by High Century. High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Guangzhou Interactive are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

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

The MII has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, online or wireless music providing, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. For instance, the Ministry of Commerce (or MOC) issued Several Opinions of Development and Supervision of Online Music in November 2006. In accordance with requirement of the MOC, we submitted most of online music, which we distributed in the PRC through online or wireless ways, to the MOC for censoring and recording in March 2007. We may be held liable for supervising nonprofit users’ distribution of online music on our portal in the future. If we fail to comply with these requirements, we may be fined. Other aspects of our online operations may be subject to regulations in the future.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media are wholly-foreign owned enterprises, or WFOEs, which are enterprises incorporated in mainland China and wholly-owned by our indirect subsidiary, Sohu Hong Kong. Sohu Era, Sohu Software, Go2Map Software, Sogou Technology and Sohu Media are subject to laws and regulations applicable to foreign investment in mainland China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulation. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

In March 2007, the Chinese government promulgated the Corporate Income Tax Law which will be effective from January 1, 2008. The Corporate Income Tax Law will impose a unified income tax rate of 25% for both domestic and foreign invested enterprise. The existing Tax Law of the People’s Republic of China for Enterprises with Foreign Investment and Foreign Enterprises (the “FIE and FE tax laws”) and Provisional Regulations of the People’s Republic of China on Enterprise Income Tax (collectively referred to as the “existing tax laws”), which stipulated income tax rates for domestic and foreign invested enterprises at different rates, will be abolished simultaneously. Currently, our China-based subsidiaries and VIEs are subject to the tax rates under the existing tax laws. The Corporate Income Tax Law provides for a five-year transitional period for those entities that were subject to FIE and FE tax laws in previous years. The reduced income tax rate for new technology enterprises remains at 15% under the Corporate Income Tax Law. However, the qualifying criteria of a new technology enterprise and detailed implementation rules have not been released. We will continue to assess the impact of such new law in the future. If any of Sohu Era, Sohu Internet, Sogou Information, Sogou Technology or Sohu Media does not meet the requirements for being considered a new technology enterprise under the new Corporate Income Tax Law, its tax rate will eventually become 25%. Although the new Corporate Income Tax Law has provided a five-year transitional period for such enterprises, the increased income tax rates may result a significant reduction in our after-tax income.

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

Our reporting currency is the US Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the US dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2006, the trading price of our common stock ranged from a low of $18.20 per share to a high of $29.43 per share and during the six months ended June 30, 2007, the trading price of our common stock ranged from a low of $20.94 per share to a high of $32.18 per share. On August 3, 2007, the closing price of our common stock was $33.41 per share.

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

Our Chief Executive Officer, Dr. Zhang, beneficially owns approximately 23.4% of the outstanding shares of our common stock and is our largest stockholder. Our Chief Executive Officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 26.4% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the US Dollar. The exchange rate of the RMB against the US Dollar was adjusted to RMB 8.11 per US Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the US Dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, restricted cash, receivables, investments in marketable debt securities, payables and zero coupon convertible senior notes as of June 30, 2007:

	Expected Maturity Date
	Before June 30,						Total Recorded Value
	2008	2009	2010	2011	2012	Thereafter		Fair Value
On-balance sheet financial instruments
(in US$ ‘000)
Cash and cash equivalents
in US$	57,995	—	—	—	—	—	57,995	57,995
in RMB	48,869	—	—	—	—	—	48,869	48,869
in HK$	1,303	—	—	—	—	—	1,303	1,303

Sub-total	108,167	—	—	—	—	—	108,167	108,167

Restricted cash
in US$	1,250	1,500	—	—	—	—	2,750	2,750
in RMB	—	1,050	—	—	—	—	1,050	1,050

Sub-total	1,250	2,550	—	—	—	—	3,800	3,800

Receivables
in US$	347	—	—	—	—	—	347	347
in RMB	35,980	—	—	—	—	—	35,980	35,980
in HK$	10	—	—	—	—	—	10	10

Sub-total	36,337	—	—	—	—	—	36,337	36,337

Investments in marketable debt securities
in US$	4,972	—	—	—	—	—	4,972	4,972

Payables
in US$	3,546	—	—	—	—	—	3,546	3,546
in RMB	39,663	—	—	—	—	—	39,663	39,663
in HK$	131	—	—	—	—	—	131	131

Sub-total	43,340	—	—	—	—	—	43,340	43,340

Zero coupon convertible senior notes
in US$	58,524	—	—	—	—	1,256	59,780	59,780

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of June 30, 2007, an unrealized loss of $28,000 was recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of June 30, 2007:

	Expected Maturity Date
	Before June 30,						Total Recorded Value
(in US$ ‘000)	2008	2009	2010	2011	2012	Thereafter		Fair Value
Investments in marketable securities	4,972	—	—	—	—	—	4,972	4,972
Average interest rate	4.40%	—	—	—	—	—
Zero coupon convertible senior notes	58,524	—	—	—	—	1,256	59,780	59,780
Average interest rate	0.00%	—	—	—	—	0.00%

ITEM 4.	CONTROLS AND PROCEDURES

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

There are no material legal proceedings pending or, to our knowledge, threatened against us. From time to time we become subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our email, message boards, other communications and community features, such as claims alleging defamation or invasion of privacy. However, such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

ITEM 1A.	RISK FACTORS

The disclosures under the heading “Risk Factors” in Part I of this report, which update and supplement the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 8, 2007, are incorporated by reference into this Part II, Item 1A. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

During the three months ended June 30, 2007, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2007, Sohu held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Dr. Zhang (with 22,261,483 affirmative votes and 96,230 votes withheld), Mr. Charles Huang (with 22,265,755 affirmative votes and 91,958 votes withheld), Dr. Dave Qi (with 22,268,710 affirmative votes and 89,003 votes withheld), Mr. Shi Wang (with 22,267,755 affirmative votes and 89,958 votes withheld) and Dr. Zhonghan Deng (with 22,268,655 affirmative votes and 89,058 votes withheld). The other directors of the Company whose term continued after the 2007 Annual Meeting are Dr. Edward B. Roberts and Dr. Zhonghan Deng, who was appointed as a director by our Board of Directors on April 13, 2007 to fill a vacancy created by the resignation of Ms. Mary Ma.

The stockholders also ratified the appointment of PricewaterhouseCoopers Zhong Tian CPAs Limited Company as Sohu’s independent accountants for the fiscal year ending December 31, 2007 (with 22,262,991 shares voting for, 78,532 against, and 16,190 abstaining).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibits Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2007

SOHU.COM INC.

By:	/s/ Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended June 30, 2007

EXHIBITS INDEX

10.1	Employment Agreement between Sohu.com Inc. and Carol Yu(1)

10.2	Employment Agreement between Sohu.com Inc. and Xin Wang (Belinda)

10.3	Employment Agreement between Sohu.com Inc. and Yu Gong

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

(1)	The Agreement is incorporated by reference from the 10-Q filed May 8, 2007.