Form 10-Q
period 2007-09-30
SOHU COM INC
filed 2007-11-07
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer ☐     Accelerated filer ☒      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2007
Common stock, $.001 par value	37,497,553

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of
	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$71,902	$124,756
Accounts receivable, net (including $0 and $286 from a related party, respectively)	34,858	23,825
Prepaid and other current assets	8,450	5,961
Current portion of long-term investments in marketable debt securities	4,988	4,942
Total current assets	120,198	159,484
Investment in an associate	-	1,296
Fixed assets, net	61,772	21,453
Goodwill	55,537	54,986
Intangible assets, net	7,475	8,360
Restricted cash	4,281	4,774
Other assets, net	2,584	3,238
	$251,847	$253,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,167	$1,177
Accrued liabilities	53,322	36,618
Current portion of zero coupon convertible senior notes	-	59,780
Total current liabilities	55,489	97,575
Zero coupon convertible senior notes	1,256	-
Total liabilities	56,745	97,575

Commitments and contingencies (Note 9)

Minority interests	12	53
Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,498 and 36,647 shares issued and outstanding, respectively)	42	41
Additional paid-in capital	176,647	161,033
Treasury stock (4,137 shares)	(54,686)	(54,686)
Accumulated other comprehensive income	8,755	5,102
Retained earnings	64,332	44,473
Total shareholders’ equity	195,090	155,963
	$251,847	$253,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Advertising:
Brand advertising	$29,781	$21,024	$79,940	$57,003
Sponsored search	1,745	2,852	5,578	9,828
Subtotal of advertising revenues	31,526	23,876	85,518	66,831
Non-advertising:
Online game	12,693	2,214	18,135	6,421
Wireless	6,832	8,839	18,996	25,842
Others	467	469	943	792
Subtotal of non-advertising revenues	19,992	11,522	38,074	33,055
Total revenues	51,518	35,398	123,592	99,886
Cost of revenues:
Advertising:
Brand advertising (including share-based compensation expense under SFAS 123(R) of $382, $403, $1,209 and $1,006, respectively)	10,253	6,181	27,684	16,122
Sponsored search (including share-based compensation expense under SFAS 123(R) of $9, $24, $50 and $68, respectively)	1,330	1,221	4,291	3,560
Subtotal of cost of advertising revenues	11,583	7,402	31,975	19,682
Non-advertising:
Online game (including share-based compensation expense under SFAS 123(R) of $3, $19, $34 and $56, respectively)	2,078	1,006	4,348	3,041
Wireless	3,311	4,104	9,096	12,380
Others (including share-based compensation expense under SFAS 123(R) of $2, $5, $10 and $15, respectively)	178	200	409	425
Subtotal of cost of non-advertising revenues	5,567	5,310	13,853	15,846
Total cost of revenues	17,150	12,712	45,828	35,528
Gross profit	34,368	22,686	77,764	64,358
Operating expenses:
Product development (including share-based compensation expense under SFAS 123(R) of $672, $476, $2,193 and $1,301, respectively)	6,875	4,741	17,048	12,959
Sales and marketing (including share-based compensation expense under SFAS 123(R) of $337, $445, $1,222 and $1,191, respectively)	13,573	7,236	30,320	20,643
General and administrative (including share-based compensation expense under SFAS 123(R) of $616, $563, $2,183 and $1,300, respectively)	4,900	4,094	11,672	10,369
Amortization of intangible assets	202	509	891	1,527
Total operating expenses	25,550	16,580	59,931	45,498

Operating profit	8,818	6,106	17,833	18,860

Other income (expenses)	575	(78)	335	565
Interest income	608	951	2,434	2,267
Income before income tax expense	10,001	6,979	20,602	21,692
Income tax expense	(322)	(351)	(767)	(1,097)
Income from continuing operations	9,679	6,628	19,835	20,595
Minority interests	12	-	42	-
Net income from continuing operations	9,691	6,628	19,877	20,595
Loss from discontinued e-commerce operations	(5)	(27)	(18)	(784)
Net income	$9,686	$6,601	$19,859	$19,811

Basic net income per share (Note 5)	$0.26	$0.18	$0.54	$0.54
Shares used in computing basic net income per share	37,307	36,640	36,979	36,783
Diluted net income per share (Note 5)	$0.25	$0.17	$0.52	$0.52
Shares used in computing diluted net income per share	38,516	38,787	38,879	39,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$19,859	$19,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,100	4,156
Amortization of intangible assets and other assets	2,322	3,073
Provision for allowance for doubtful accounts	1,225	1,145
Share-based compensation expense	6,901	4,937
Excess tax benefits from share-based payment arrangements	(155)	-
Gains on early redemption of zero coupon convertible senior notes	-	(793)
Others	521	149
Changes in assets and liabilities:
Accounts receivable	(10,845)	(7,820)
Prepaid and other current assets	(2,138)	(1,798)
Accounts payable	989	(268)
Accrued liabilities	17,172	(307)
Net cash provided by operating activities	42,951	22,285
Cash flows from investing activities:
Purchase of fixed assets	(47,185)	(6,724)
Purchase of other assets	(1,986)	(1,050)
Proceeds from disposal of interest in an associate	1,731	-
Decrease (increase) of restricted cash	493	(3,750)
Acquisitions, net of cash acquired	(1,117)	(306)
Net cash used in investing activities	(48,064)	(11,830)
Cash flows from financing activities:
Redemption of zero coupon convertible senior notes	(58,524)	(14,062)
Repurchase of common stock	-	(15,000)
Issuance of common stock	8,451	3,688
Excess tax benefits from share-based payment arrangements	155	-
Net cash used in financing activities	(49,918)	(25,374)
Effect of exchange rate change on cash and cash equivalents	2,177	1,847
Net decrease in cash and cash equivalents	(52,854)	(13,072)
Cash and cash equivalents at beginning of period	124,756	119,091
Cash and cash equivalents at end of period	$71,902	$106,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Common stock:
Balance, beginning of period	$41	$40
Issuance of common stock	1	1
Balance, end of period	42	41

Additional paid-in capital:
Balance, beginning of period	161,033	148,780
Issuance of common stock	8,450	3,687
Compensatory share-based awards	6,901	4,937
Tax benefits from share-based awards	263	-
Balance, end of period	176,647	157,404

Treasury stock:
Balance, beginning of period	(54,686)	(39,686)
Repurchase of common stock	-	(15,000)
Balance, end of period	(54,686)	(54,686)

Accumulated other comprehensive income:
Balance, beginning of period	5,102	2,126
Net unrealized gains on marketable debt securities	46	123
Foreign currency translation adjustment	3,607	1,809
Balance, end of period	8,755	4,058

Retained earnings:
Balance, beginning of period	44,473	18,588
Net income	19,859	19,811
Balance, end of period	64,332	38,399

Total stockholders’ equity	$195,090	$145,216

Comprehensive income:
Net income	$19,859	$19,811
Other comprehensive income:
Net unrealized gains on marketable debt securities	46	123
Foreign currency translation adjustment	3,607	1,809
Total comprehensive income	$23,512	$21,743

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	36,647	36,680
Issuance of common stock	851	508
Repurchase of common stock	-	(691)
Balance, end of period	37,498	36,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Sohu.com Inc. (the “Company” or “Sohu”) is a leading online media, search, online game and mobile value-added services company providing comprehensive online products and services to consumers and businesses in the People’s Republic of China (the “PRC” or “China”). The Company, a Delaware corporation, commenced operations in 1996.

The Company, its subsidiaries and variable interest entities (or VIEs) primarily offer content, brand advertising, sponsored search, online game and wireless services through the Company’s Internet sites, www.sohu.com, www.sogou.com, www.chinaren.com, www.17173.com, www.focus.cn, www.goodfeel.com.cn and www.go2map.com. The Company markets its products and services to consumers primarily in the PRC.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Reclassification on Expenses of Online Game Operation

In quarters prior to April 1, 2007, costs and expenses associated with the Company’s online game segment were related to product development and research and an insignificant amount was related to online game operations. Accordingly, the Company had recorded all such costs and expenses in product development expenses in its statements of operations. Beginning April 1, 2007, in order to better present results of operations to enhance comparability with industry peers, the Company decided to reclassify its costs and expenses associated with its online game operations, which mainly consist of salaries and benefits of game masters, from product development expenses to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassification amounted to $296,000 for the three months ended September 30, 2006, and $938,000 for the nine months ended September 30, 2006.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operates in four principal segments: brand advertising, sponsored search, online game and wireless. In June 2006, the Company terminated its e-commerce business. Accordingly, the results of operations for e-commerce have been reclassified as losses from discontinued operation for all periods presented. From April 1, 2007, the Company adjusted its reportable segments and reclassified the results of its online game segment from its other operations and now reported online game results as a separate segment. Such reclassification amounted to approximately $2.2 million and $6.4 million in revenues, $1.0 million and $3.0 million in cost of revenues for the three and nine months ended September 30, 2006, respectively.

The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, online game, wireless and other segments as management does not use this information to measure the performance of the operating segments. Management does not consider share-based compensation for their segment reporting as shown in the tables, as such information does not impact the decisions on resource allocation and segment performance evaluation.

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2007
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$29,781	$1,745	$12,693	$6,832	$467	$51,518
Segment cost of revenues	(9,871)	(1,321)	(2,075)	(3,311)	(176)	(16,754)
Segment gross profit	$19,910	$424	$10,618	$3,521	$291	$34,764
Share-based compensation expense under SFAS 123(R)						(396)
Gross profit						$34,368
	Three Months Ended September 30, 2006
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$21,024	$2,852	$2,214	$8,839	$469	$35,398
Segment cost of revenues	(5,778)	(1,197)	(987)	(4,104)	(195)	(12,261)
Segment gross profit	$15,246	$1,655	$1,227	$4,735	$274	$23,137
Share-based compensation expense under SFAS 123(R)						(451)
Gross profit						$22,686

	Nine Months Ended September 30, 2007
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$79,940	$5,578	$18,135	$18,996	$943	$123,592
Segment cost of revenues	(26,475)	(4,241)	(4,314)	(9,096)	(399)	(44,525)
Segment gross profit	$53,465	$1,337	$13,821	$9,900	$544	$79,067
Share-based compensation expense under SFAS 123(R)						(1,303)
Gross profit						$77,764

	Nine Months Ended September 30, 2006
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$57,003	$9,828	$6,421	$25,842	$792	$99,886
Segment cost of revenues	(15,116)	(3,492)	(2,985)	(12,380)	(410)	(34,383)
Segment gross profit	$41,887	$6,336	$3,436	$13,462	$382	$65,503
Share-based compensation expense under SFAS 123(R)						(1,145)
Gross profit						$64,358

3. OTHER INCOME (EXPENSES)

The following table summarizes the Company’s other income (expenses) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Gain from disposal of interest in an associate*	$561	$-	$561	$-
Gains on early redemption of zero coupon convertible senior notes **	-	-	-	793
Amortization of offering costs for zero coupon convertible senior notes	-	(124)	(248)	(413)
Share of profits from investment in an associate	-	44	9	124
Others	14	2	13	61
	$575	$(78)	$335	$565

*  During the three months ended September 30, 2007, the Company disposed its equity interest in an associated company, which resulted in a gain of $561,000.

** During the nine months ended September 30, 2006, the Company had early redeemed its zero coupon convertible senior notes with face value of $15.0 million at a discount, resulting in a gain of $793,000.

4. INCOME TAX EXPENSE

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 17.5% and certain subsidiaries are subject to taxes in China as disclosed below. The Company’s subsidiaries in China are governed by the Income Tax Law of the People’s Republic of

China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “FIE and FE tax law”). Pursuant to the FIE and FE tax law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction, or a rate of 7.5%, for the subsequent three years and 15% thereafter.

In March 2007, the Chinese government promulgated the Corporate Income Tax Law, which will be effective from January 1, 2008. The Corporate Income Tax Law will impose a unified income tax rate of 25% for both domestic and foreign invested enterprises. The existing tax laws, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, will be abolished simultaneously. Currently, the Company’s China-based subsidiaries and VIEs are subject to the tax rates under the existing tax laws. The Corporate Income Tax Law provides for a five-year transitional period for those entities that were subject to FIE and FE tax laws in previous years. The reduced income tax rate for new technology enterprises remains at 15% under the Corporate Income Tax Law. However, the qualifying criteria of a new technology enterprise under the new law and detailed implementation rules have not been released. The Company will continue to assess the impact of such new law in the future.

The Company adopted FIN 48 on January 1, 2007. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. During the nine months ended September 30, 2007, the Company did not recognize any interest or penalties associated with any uncertain tax positions.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$9,691	$6,628	$19,877	$20,595
Loss from discontinued e-commerce operations	(5)	(27)	(18)	(784)
Net income	9,686	6,601	19,859	19,811
Effect of dilutive securities:
Amortization of offering costs for zero coupon convertible senior notes	-	124	248	413
Net income adjusted for dilutive securities	$9,686	$6,725	$20,107	$20,224

Denominator:
Weighted average basic common shares outstanding	37,307	36,640	36,979	36,783
Effect of dilutive securities:
Stock options and restricted stock units	1,181	811	1,038	946
Zero coupon convertible senior notes	28	1,336	862	1,485
Weighted average diluted common shares outstanding	38,516	38,787	38,879	39,214

Basic income per share from continuing operations	$0.26	$0.18	$0.54	$0.56
Basic loss per share from discontinued e-commerce operations	-	-	-	(0.02)
Basic net income per share	$0.26	$0.18	$0.54	$0.54
Diluted income per share from continuing operations	$0.25	$0.17	$0.52	$0.54
Diluted loss per share from discontinued e-commerce operations	-	-	-	(0.02)
Diluted net income per share	$0.25	$0.17	$0.52	$0.52

6. SHARE-BASED COMPENSATION EXPENSE

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of September 30, 2007, 1,048,984 shares were available for grant under the plan.

A summary of option activity under the Company’s 2000 Stock Incentive Plan as of September 30, 2007, and changes during the nine month period then ended, is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2007	2,580	$15.69	7.15	$23,206
Exercised	(755)	11.20
Forfeited or expired	(151)	19.25
Outstanding at September 30, 2007	1,674	17.40	6.74	$34,002
Vested at September 30, 2007 and expected to vest thereafter	1,552	17.33	6.68	$31,630
Exercisable at September 30, 2007	1,199	17.13	6.44	$24,685

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $37.71 as of September 28, 2007.

The total intrinsic value of options exercised during the nine month period ended September 30, 2007 was $13.7 million.

A summary of restricted stock unit activity under the Company’s 2000 Stock Incentive Plan as of September 30, 2007, and changes during the nine month period then ended, is presented below:

	Number of	Weighted-Average
	Shares	Grant-Date
Restricted Stock Units	(in thousands)	Fair Value
Unvested at January 1, 2007	529	$24.03
Granted	251	25.39
Vested	(115)	23.54
Forfeited	(63)	24.50
Unvested at September 30, 2007	602	24.64
Expected to vest thereafter	453	24.59

As of September 30, 2007, there was $1.8 million of total unrecognized compensation cost related to options for which services had not been provided, net of forecasted forfeitures. Such cost is expected to be recognized over a weighted average period of 0.8 year. Total fair value of options expensed during the three months ended September 30, 2007 and 2006 was $0.6 million and $1.1 million, respectively.

As of September 30, 2007, there was $7.1 million of total unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. Such cost is expected to be recognized over a weighted average period of 1.2 years. Total fair value of restricted stock units expensed during the three months ended September 30, 2007 and 2006 was $1.4 million and $0.8 million, respectively.

There were no capitalized share-based compensation costs during the three and nine months ended September 30, 2007 and 2006.

During the three months ended September 30, 2007 and 2006, total cash received from the exercise of stock options amounted to $4.3 million and $1.3 million, respectively.

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

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of September 30, 2007, the aggregated amount of these loans was $11.2 million.

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

b)

Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment), formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd (or Hengda) was incorporated in the PRC in 2002 and engages in Internet access and wireless services in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1,210,000. Originally, High Century and Li Wei held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further satisfy PRC regulations, High Century and Li Wei transferred their interests in Sohu Entertainment to Xin Wang (Belinda) and Wang Jianjun, each of whom was an employee of the Company. In July 2007, Wang Jianjun transferred all his interests in Sohu Entertainment to Deng Ye, an employee of the Company. As a result, Xin Wang (Belinda) and Deng Ye own 80% and 20% interests in Sohu Entertainment, respectively.

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

d)

Goodfeel

Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel) was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. The registered capital of Goodfeel is $1,208,000. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in Goodfeel, respectively. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, to further satisfy PRC regulations, High Century and Sohu Internet transferred their interests in Goodfeel to Deng Xiufeng and Zhou Jing, each of whom is an employee of the

Company. In August 2007, Deng Xiufeng transferred all his interests in Goodfeel to Yue Guofeng, an employee of the Company. As a result, Yue Guofeng and Zhou Jing own 58.1% and 41.9% interests in Goodfeel, respectively.

e)

Huohu

Beijing Huohu Digital Technology Co., Ltd. (or Huohu) was incorporated in the PRC in 2005. Huohu engages in software and technology development for the online game business. The registered capital of Huohu is $121,000. Sohu Internet and an employee of Huohu hold 75% and 25% interests in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $33,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to Sohu Internet. Based on the arrangement between Sohu Internet and the employee, Sohu Internet is the sole and primary beneficiary of Huohu.

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

i)

Guangzhou Interactive

Guangzhou Sohu Interactive Network Technology Co., Ltd (or Guangzhou Interactive) was incorporated in the PRC in 2006 and engages in providing Internet information services in Guangdong Province. The registered capital of Guangzhou Interactive is $631,000. Sohu Internet and High Century each holds a 50% interest in Guangzhou Interactive.

j)

Gamease Age

Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease Age) was incorporated in the PRC in August 2007 and engages in Internet information services. The registered capital of Gamease Age is $1,331,000. Wang

Tao and Zhou Jing, each of whom is an employee of the Company, each owns 60% and 40% interest in Gamease Age.

Pursuant to FIN 46R, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and Gamease Age are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements. As of September 30, 2007, the above VIEs have aggregate accumulated net profits of approximately $4.3 million which have been reflected in the consolidated financial statements.

8. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions during the three and nine months ended September 30, 2007 and 2006, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Accounting Captions	Three Months Ended September 30,		Nine Months Ended September 30,
			2007	2006	2007	2006
Qingfan, a company controlled by Dr Zhang’s brother	Delivery service provided by Qingfan	Cost of revenues	$-	$-	$-	$27
An investee of the Company*	Amortization of licensing fee	Product development expenses	-	17	-	69
	Revenue sharing	Cost of revenues	206	480	949	1,361

* This investee ceased to be a related party of the Company starting September 1, 2007, when the Company disposed its equity investment. Accordingly, since then, transactions with this party are not regarded as related party transactions.

9. COMMITMENTS AND CONTINGENCIES

The Company’s China-based subsidiaries and VIEs, Sohu Era, Sohu Internet, Sogou Information, Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology) and Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media) enjoy tax benefits which are available to “new technology enterprises”. The effective income tax rate for new technology enterprises registered and operating in Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the status of a new technology enterprise. New technology enterprises are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction, at the rate of 7.5%, for the subsequent three years. Sohu Era and Sohu Internet were incorporated in 2003 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2003 to 2005, 7.5% in 2006 to 2008 and 15% thereafter. Sogou Information was incorporated in 2005, Sogou Technology and Sohu Media were incorporated in 2006 and, providing there is no change in their status as a new technology enterprise or a change in the relevant regulations, are subject to an income tax rate of 0% in 2006 to 2008, 7.5% in 2009 to 2011 and 15% thereafter. To be considered a “new technology enterprise” under current PRC law, a company must: (i) operate in the high-tech industry (which includes the information technology industry); (ii) be incorporated and operate in Beijing Zhongguancun Science Park; (iii) receive 60% of its revenue from high-tech products or services; and (iv) have at least 20% of its employees involved in technology development. New technology enterprises are subject to annual inspection to determine whether they continue to meet these requirements. If Sohu Era, Sohu Internet, Sogou Information, Sogou Technology and Sohu Media did not meet the requirements of a new technology enterprise, they could be subject to enterprise income tax in China at rates up to 33%, which could cause a significant reduction in the Company’s after-tax income.

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

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, online game and wireless services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunication, information and media. Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

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

As of September 30, 2007, the Company had future minimum content and service purchase commitments of $15.9 million, $3.1 million and $0.2 million for the years ending September 30, 2008, 2009 and 2010, respectively. As of September 30, 2007, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (or 21 East HK), TL Age Limited, TL Age Hong Kong Limited, Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media) and Beijing AmazGame Internet Technology Co., Ltd. (or AmazGame Age), and our VIEs Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda)), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd (or Feng Yang Tian Lang), Beijing Sogou Information Services Co., Ltd. (or Sogou Information), Guangzhou Sohu Interactive Network Technology Co., Ltd. (or Guangzhou Interactive), Beijing 21 East Culture Development Co., Ltd (or 21 East Beijing) and Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease Age), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 8, 2007 and in Part I, Item 2 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the SEC on August 6, 2007, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading online media, search, online game and mobile value-added services company providing comprehensive online products and services to consumers and businesses in China, through our comprehensive matrices of web properties, consisting of the mass portal and leading online media destination www.sohu.com; the interactive search engine www.sogou.com; the leading online alumni club www.chinaren.com; the leading games information portal www.17173.com; one of the top real estate Websites www.focus.cn; the wireless value-added services provider www.goodfeel.com.cn; and a leading online mapping service Website www.go2map.com. We offer our user community very broad choices regarding information, entertainment, communication, online game and wireless services. We derive revenue primarily through the sale of brand advertising, sponsored search, online game and wireless services. We also sponsor major events to further enhance our viewership and create a positive branding impact.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name sohu.com. In September 1999, we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Sohu Era, Sohu Software, Go2Map Software, Sogou Technology, Sohu Media and AmazGame Age and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive, Gamease Age and 21 East Beijing.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for online game revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense, and assessment of current income tax position and valuation allowance against deferred tax assets, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Non-Advertising Revenues

Non-advertising revenues include revenues principally from online game and wireless services.

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

Wireless revenues are derived from providing short messaging services (or SMS), Ring Back Tone (or RBT), Wireless Application Protocol (or WAP), multi-media messaging services (or MMS), and interactive voice response (or IVR), mainly consisting of news, weather forecast, chatting, entertainment information, ring tones and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant Sohu obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. Recently, the time lag in receiving monthly statements from one of the mobile network operators has increased. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, Sohu, using information generated from its own internal system and historical data, makes estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $538,000 (gross margin underestimate of $286,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate and bad debt rate per an operator’s statement and our internal estimates could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended September 30, 2007, 65% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

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

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flow, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollars, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of September 30, 2007 and December 31, 2006 was a gain of $8.8 million and $5.2 million, respectively.

Allowance for Doubtful Accounts Receivables

Our management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivables, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $36.6 million, net of allowance for doubtful accounts of $1.7 million as of September 30, 2007. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of September 30, 2007, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise building, computer equipment, office furniture and equipment, vehicles and leasehold improvement, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include prepaid content fees and rental deposits. We amortize the content fees over the terms of the contracts. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of September 30, 2007, we were not aware of any indication of impairment of our intangible assets, fixed assets and other assets.

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

The determination of the fair value of share-based awards and related share-based compensation expense requires input of subjective assumptions, including but not limited to the valuation model adopted, risk-free interest rates, expected life of the share-based awards, stock price volatility, and expected forfeiture rate. The selection of an appropriate valuation technique or model depends on the substantive characteristics of the instrument being valued. Risk-free interest rates are decided based on the yield to maturity of US government bonds as at respective dates of grant of options. Expected life is the number of years that we estimate, based primarily on the history, using “plain-vanilla” method, that options will be outstanding prior to settlement. Volatility is measured using historical daily price changes of our stock over the respective expected life of the option. Forfeiture rate is estimated based on historical forfeiture pattern and adjusted in accordance with our expectation for the future.

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

As of September 30, 2007, the majority of our deferred tax assets are related to net operating losses that would apply to United States income taxes. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from these net operating losses will not be realized. The remaining deferred tax assets are related to China-based subsidiaries and VIEs, resulting from net operating losses and temporary differences between accounting and tax bases. We believe that it is more likely than not that the balance will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

In order to focus on our core revenue source of online advertising, on June 20, 2006 we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all periods presented.

REVENUES

Total revenues were $51.5 million and $123.6 million for the three and nine months ended September 30, 2007, respectively, as compared to $35.4 million and $99.9 million for the corresponding periods in 2006.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $31.5 million and $85.5 million, or 61% and 69% of total revenues, for the three and nine months ended September 30, 2007, as compared to $23.9 million and $66.8 million, or 67% of total revenues for both the corresponding periods in 2006. For the three and nine months ended September 30, 2007, advertising revenues consisted of revenues from brand advertising of $29.8 million and $79.9 million, and revenues from sponsored search of $1.7 million and $5.6 million. For the three and nine months ended September 30, 2006, advertising revenues consisted of revenues from brand advertising of $21.0 million and $57.0 million, and revenues from sponsored search of $2.9 million and $9.8 million.

Brand advertising. Brand advertising revenues increased by $8.8 million to $29.8 million for the three months ended September 30, 2007 and increased by $22.9 million to $79.9 million for the nine months ended September 30, 2007 as compared to the corresponding three and nine month periods in 2006. The increase of $8.8 million for the three months ended September 30, 2007 from the corresponding period in 2006 consisted of: (i) a $9.7 million increase from advertisers who advertised with us during the three months ended September 30, 2007 but did not advertise on our Website during the three months ended September 30, 2006; (ii) a $5.5 million increase in revenues from advertisers who advertised with us in the three months ended September 30, 2006 and continued to do so in the three months ended September 30, 2007; and (iii) a $6.4 million decrease in revenues as some of the advertisers who advertised with us during the three months ended September 30, 2006 did not advertise on our Website during the three months ended September 30, 2007. The increase of $22.9 million for the nine months ended September 30, 2007 from the corresponding period in 2006 consisted of: (i) a $17.7 million increase from advertisers who advertised with us during the nine months ended September 30, 2007 but did not advertise on our Website during the nine months ended September 30, 2006; (ii) a $14.5 million increase in revenues from advertisers who advertised with us in the nine months ended September 30, 2006 and continued to do so in the nine months ended September 30, 2007; and (iii) a $9.3 million decrease in revenues as some of the advertisers who advertised with us during the nine months ended September 30, 2006 did not advertise on our Website during the nine months ended September 30, 2007. No single customer accounted for more than 10% of total brand advertising revenues for each of the three and nine months ended September 30, 2007 and 2006. As of September 30, 2007 and 2006, we had $1.2 million and $1.0 million of receipt in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the three and nine months ended September 30, 2007, we recorded brand advertising revenues of approximately $455,000 and $962,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. For the three and nine months ended September 30, 2006, we recorded brand advertising revenues of $0 and approximately $40,000, respectively, from Fujian Tian Qing. Those advertising services are provided pursuant to a three-year advertising framework agreement that expired in November 2006 and was extended to November 2009. Fujian Tian Qing was the previous owner of the 17173.com Website prior to our acquisition of 17173.com.

We expect brand advertising revenues to be flat or increase slightly in the fourth quarter of 2007 as compared to the third quarter of 2007.

Sponsored search. Sponsored search services revenues decreased by $1.1 million to $1.7 million for the three months ended September 30, 2007 and decreased by $4.2 million to $5.6 million for the nine months ended September 30, 2007, as compared to the corresponding three and nine month periods in 2006. Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 30% of the total sponsored search revenues for both the three and nine month periods ended September 30, 2007 and for the corresponding periods in 2006. The decrease in sponsored search revenues was mainly resulted from our efforts to further strengthen our anti-fraudulent click-through mechanism starting from second half of 2006 which resulted in a decrease in average click-through rates. We believe the improved anti-fraudulent click-through mechanism will provide benefits to our sponsored search business in the long run.

We expect sponsored search revenues to be flat in the fourth quarter of 2007 as compared to third quarter of 2007.

Non-advertising Revenues

Non-advertising revenues are derived principally from online game, wireless and other services.

Non-advertising revenues were $20.0 million and $38.1 million or 39% and 31% of total revenues for the three and nine months ended September 30, 2007, as compared to $11.5 million and $33.1 million, or 33% of total revenues for both the three and nine month period in 2006.

For the three and nine months ended September 30, 2007, non-advertising revenues consisted of online game revenues of $12.7 million and $18.1 million, wireless revenues of $6.8 million and $19.0 million, and other services revenues of $467,000 and $943,000, respectively. For the three and nine months ended September 30, 2006, non-advertising revenues consisted of revenues from online game of $2.2 million and $6.4 million, wireless of $8.8 million and $25.8 million and other services of $469,000 and $792,000, respectively.

Online game. Our online game revenues are mainly derived from two game titles, namely Tian Long Ba Bu (or TLBB) and Blade Online (or BO). TLBB is our first in-house developed online game launched on May 9, 2007. BO was licensed from a local independent game development studio and launched in October 2004.

Online game revenues increased by $10.5 million to $12.7 million for the three months ended September 30, 2007 and increased by $11.7 million to $18.1 million for the nine months ended September 30, 2007, as compared to the corresponding periods in 2006. For the three months ended September 30, 2007, revenue derived from TLBB was $10.9 million, representing 86% of total online game revenues. The increase in online game revenues was mainly due to increased user numbers, growing gamers’ loyalty and higher monetization of TLBB in the three months ended September 30, 2007. The quarterly active paying accounts (i.e. the aggregate number of accounts from which game points are utilized at least once during the quarter) of TLBB increased to 690,000 as compared to 209,000 of three months ended June 30, 2007, representing an increase of 230%. TLBB’s peak concurrent users remained at a stable level of 400,000. On average, each active paying account of TLBB had generated a quarterly revenue of US$16 (equivalent to RMB118) during this quarter as compared with US$11 (equivalent to RMB82) for three months ended June 30, 2007.

Our success with TLBB in China has enabled to license the game overseas and in August 2007, we licensed it to an operator in Vietnam. During the three months ended September 30, 2007, we recorded revenues of $116,000 for the license fees and usage-based royalties from this arrangement.

Online game revenues are collected through sale of our prepaid cards, which we sell in both virtual and physical form, to third party distributors and retailers. We account for proceeds from sale of prepaid game cards from distributors or retailers as advances from distributors in our consolidated balance sheet, prior to their registration to specific game accounts. Once a prepaid game card is registered to a specific game account, we account for related amounts as deferred revenues. As of September 30, 2007, we had advances from distributors of $5.0 million and deferred revenues of $1.3 million, respectively, as compared with $0.8 million and $0.7 million as of September 30, 2006.

We expect online game revenues to increase in the fourth quarter of 2007 as compared with the third quarter of 2007.

Wireless. Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the nine months ended September 30, 2007, we normally charged monthly fees ranging from $0.065 to $3.986 and per message/download fees ranging from approximately $0.006 to $0.531.

For the three months ended September 30, 2007, our wireless revenues decreased by $2.0 million to $6.8 million as compared to $8.8 million for the three months ended September 30, 2006, primarily due to a decrease of $2.1 million in SMS revenues and a decrease of $1.5 million in WAP revenues. This decrease was partially offset by an increase of $1.6 million in RBT and IVR and MMS revenues. For the nine months ended September 30, 2007, our wireless revenues decreased by $6.8 million to $19.0 million as compared to $25.8 million for the nine months ended September 30, 2006, primarily due to a decrease of $5.9 million in SMS revenues, a decrease of $3.7 million in WAP revenues and a decrease of $0.4 million in MMS revenues. This decrease was partially offset by an increase of $3.2 million in RBT and IVR revenues. The decrease in SMS revenues was primarily due to the ongoing negative impact of policies such as double confirmation, billing reminders and details of promotion adopted by SPs issued by mobile network operators starting from July 2006. The decrease in WAP revenues was primarily due to the continuing negative impact of operational policy changes, which include limitations on promotion activities for WAP products and the sending of fee reminders to WAP service users, issued by a mobile network operator since late 2006.

Assuming that there are no further regulatory changes, we expect wireless revenues to be flat or decrease slightly in the fourth quarter of 2007, as compared to third quarter of 2007.

Others. Our other services mainly consist of sales of software to third parties. For the three months ended September 30, 2007 and 2006, revenues from the sales of software and applications service provider (or ASP) services were $85,000 and $423,000, respectively. For the nine months ended September 30, 2007 and 2006, revenues from the sales of software and ASP services were $201,000 and $673,000, respectively.

COSTS AND EXPENSES

In quarters prior to April 1, 2007, costs and expenses associated with our online game segment were related to product development and research and an insignificant amount was related to online game operations. Accordingly, we had recorded all such costs and expenses in product development expenses in its statements of operations. Beginning April 1, 2007, in order to better present results of operations to enhance comparability with industry peers, we decided to reclassify the costs and expenses associated with our online game operations, which mainly consist of salaries and benefits of game masters, from product development expenses to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassification amounted to $296,000 for the three months ended September 30, 2006, and $938,000 for the nine months ended September 30, 2006.

Cost of Revenues

Total cost of revenues were $17.2 million and $45.8 million for the three and nine months ended September 30, 2007, respectively, as compared to $12.7 million and $35.5 million for the corresponding three and nine month periods in 2006.

Cost of Advertising Revenues

Cost of advertising revenues increased by $4.2 million to $11.6 million for the three months ended September 30, 2007 as compared to the corresponding period in 2006, and increased by $12.3 million to $32.0 million for the nine months ended September 30, 2007 as compared to the corresponding period in 2006.

Brand advertising. Cost of brand advertising revenues includes personnel costs and overheads relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $10.3 million and $27.7 million for the three and nine months ended September 30, 2007, respectively, as compared to $6.2 million and $16.1 million for the corresponding three and nine month periods in 2006. The increase of $4.1 million for the three months ended September 30, 2007 from the corresponding period in 2006 consisted of a $1.3 million increase in content purchases, a $902,000 increase in payments to our business partners, a $739,000 increase in personnel expense, a $617,000 increase in bandwidth leasing costs due to increased traffic of our Websites, a $430,000 increase in office and depreciation expense and a $112,000 increase in other costs. The increase of $11.6 million for the nine months ended September 30, 2007 from the corresponding period in 2006 consisted of a $3.7 million increase in content purchases, a $2.9 million increase in personnel expense, a $1.7 million increase in payments to our business partners, a $1.6 million increase in bandwidth leasing costs, a $1.1 million increase in office and depreciation expense and a $600,000 increase in other costs. Our brand advertising gross margin for the three and nine months ended September 30, 2007 was 66% and 65%, as compared to 71% and 72% for the corresponding periods in 2006, respectively. The decrease was mainly because of increased spending on content costs, bandwidth leasing costs and server depreciation costs.

Sponsored search. Cost of sponsored search revenues consists primarily of payments to our Website Alliance, relevant depreciation of servers and computer equipment, bandwidth leasing costs, personnel costs and data collection cost. Cost of sponsored search revenues was $1.3 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.2 million and $3.6 million for the corresponding three and nine month periods in 2006. The increase of $700,000 in cost of sponsored search revenues for the nine months ended September 30, 2007 as compared to the corresponding period in 2006 resulted from an increase of $989,000 in relevant depreciation and bandwidth leasing costs, offset by a decrease of $289,000 in other costs. Our sponsored search gross margin for the three and nine months ended September 30, 2007 was 24% and 23%, respectively, as compared to 57% and 64% for the corresponding periods in 2006, respectively. Our sponsored search gross margin decreased for the three and nine months ended September 30, 2007 mainly due to lower revenue but higher server depreciation and bandwidth leasing costs in relation to the launch of Sogou 3.0 in late 2006.

Cost of Non-advertising Revenues

Cost of non-advertising revenues were $5.6 million and $13.9 million for the three and nine months ended September 30, 2007, respectively, as compared to $5.3 million and $15.8 million for the corresponding three and nine month periods in 2006.

Online game. Cost of online game revenues primarily consists of personnel costs relating to the operation of the games, bandwidth leasing costs, revenue sharing with the game developer of BO and depreciation of servers and computer equipment. Cost of online game revenues was $2.1 million and $4.3 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.0 million and $3.0 million for the corresponding periods in 2006. The increase in cost of online game revenues was mainly due to increased server depreciation and bandwidth leasing costs as we added more servers to meet the demand of our increased players in connection with the launch of TLBB, and increase of personnel costs relating to the operation of the games. Our online game gross margins were 84% and 76% for the three and nine months ended September 30, 2007, as compared to 55% and 53% for the corresponding periods in 2006. The increases primarily represent contribution from TLBB.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party content providers for services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues decreased by $0.8 million to $3.3 million for the three months ended September 30, 2007, and decreased by $3.3 million to $9.1 million for the nine months ended September 30, 2007, as compared to the corresponding three and nine month periods in 2006. The decrease in cost of wireless revenues for the three months ended September 30, 2007 as compared to the corresponding period in 2006 resulted from a decrease of $1.5 million in collection charges and transmission charges paid to mobile network operators, which was offset by a $0.7 million increase in amounts paid to third party wireless service alliances and content providers. The decrease in cost of wireless revenues for the nine months ended September 30, 2007 as compared to the corresponding period in 2006 resulted from a decrease of $4.7 million in collection charges and transmission charges paid to mobile network operators, which was offset by a $1.4 million increase in amounts paid to third party wireless service alliances and content providers. Our wireless gross margins were both 52% for the three and nine months ended September 30, 2007, as compared to 54% and 52% for the corresponding periods in 2006.

Others. Cost of revenues for other services was $178,000 and $409,000 for the three and nine months ended September 30, 2007, respectively, as compared to $200,000 and $425,000 for the corresponding three and nine month periods in 2006. Cost of revenues for other services consists mainly of personnel and other expenses in connection with sale of software business and provision of ASP services.

Product Development Expenses

Product development expenses increased by $2.1 million to $6.9 million for the three months ended September 30, 2007, and increased by $4.0 million to $17.0 million for the nine months ended September 30, 2007, as compared to the corresponding three and nine month periods in 2006. The increase for the three months ended September 30, 2007 from the corresponding period in 2006 was mainly due to $2.2 million increase in personnel expenses resulting from an increase in headcount and salaries. The increase for the nine months ended September 30, 2007 from the corresponding period in 2006 was due to a

$3.6 million increase in personnel expenses resulting from an increase in headcount and salaries, a $893,000 increase in share-based compensation expense under SFAS 123(R), offset by a $493,000 decrease in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $6.4 million to $13.6 million for the three months ended September 30, 2007, and increased by $9.7 million to $30.3 million for the nine months ended September 30, 2007, as compared to the corresponding three and nine month periods in 2006. The increase for the three months ended September 30, 2007 from the corresponding period in 2006 primarily consists of a $4.5 million increase in advertising and promotion expense, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category, investment in corporate branding, marketing expenses for Sohu 3.0 and TLBB, a $1.4 million increase in personnel expenses resulting from an increase in headcount, salaries and sales commission, a $419,000 increase in traveling and entertainment expenses, and an $81,000 increase in other expenses. The increase for the nine months ended September 30, 2007 from the corresponding period in 2006 primarily consists of a $6.6 million increase in advertising and promotion expense, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category, investment in corporate branding, marketing expenses for Sohu 3.0 and TLBB, a $2.2 million increase in personnel expenses resulting from an increase in headcount, salaries and sales commission, a $674,000 increase in traveling and entertainment expenses, and a $226,000 increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $800,000 to $4.9 million for the three months ended September 30, 2007, and increased by $1.3 million to $11.7 million for the nine months ended September 30, 2007, as compared to the corresponding three and nine month periods in 2006. The increase for the three months ended September 30, 2007 from corresponding period in 2006 was primarily due to a $657,000 increase in personnel expenses resulting from an increase in headcount and salaries, a $292,000 increase in fixed assets disposal, and offset by a $149,000 decrease in other expenses. The increase for the nine months ended September 30, 2007 from corresponding period in 2006 was primarily due to an increase in share-based compensation expense under SFAS 123(R) of $883,000, a $544,000 increase in personnel expenses resulting from an increase in headcount and salaries, a $370,000 increase in fixed assets disposal, and offset by a $497,000 decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets were $202,000 and $891,000 for the three and nine months ended September 30, 2007, respectively, as compared to $509,000 and $1.5 million for the three and nine months ended September 30, 2006, which were mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit increased by $2.7 million to $8.8 million for the three months ended September 30, 2007, and decreased by $1.1 million to $17.8 million for the nine months ended September 30, 2007, as compared to the corresponding three and nine month periods in 2006. The operating profit for the three and nine months ended September 30, 2007 included $2.0 million and $6.9 million, respectively, for share-based compensation expense recorded under SFAS 123(R). The operating profit for the three and nine months ended September 30, 2006 included $1.9 million and $4.9 million, respectively, for share-based compensation expense recorded under SFAS 123(R).

Other Income (Expenses)

For the three months ended September 30, 2007, other income of $575,000 mainly consisted of $561,000 gain from disposal of interest in an associate. For the nine months ended September 30, 2007, other income of $335,000 mainly consisted of $561,000 gain from disposal of interest in an associate, which was offset by amortization, in the amount of $248,000, of the offering costs of our zero coupon convertible senior notes. For the three months ended September 30, 2006, other expenses of $78,000 mainly consisted of amortization of the offering costs of our zero coupon convertible senior notes. For the nine months ended September 30, 2006, other income of $565,000 mainly consisted of $793,000 of gain from early redemption of zero coupon convertible senior notes.

Interest Income

For the three and nine months ended September 30, 2007, interest income was $608,000 and $2.4 million, as compared to $951,000 and $2.3 million for the three and nine months ended September 30, 2006. The decrease in the three months ended September 30, 2007 was mainly due to the repayment of our convertible notes of $58.5 million in July, which decreased the average cash balance for the quarter.

Income Tax Expense

For the three and nine months ended September 30, 2007, income tax expense was $322,000 and $767,000, as compared to $351,000 and $1.1 million for the three and nine months ended September 30, 2006.

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

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition was accounted for as a purchase business combination and the results of operations from the acquisition date have been included in our consolidated financial statements, resulting in minority interests of $12,000 and $42,000 for the three and nine months ended September 30, 2007, respectively.

Net Income from Continuing Operations

For the three and nine months ended September 30, 2007, net income from continuing operations was $9.7 million and $19.9 million, as compared to $6.6 million and $20.6 million for the three and nine months ended September 30, 2006.

Loss from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the three and nine months ended September 30, 2007, loss from discontinued e-commerce operations was $5,000 and $18,000, as compared to $27,000 and $784,000 for the three and nine months ended September 30, 2006.

Net Income

As a result of the foregoing, we had net income of $9.7 million and $19.9 million for the three and nine months ended September 30, 2007, as compared to net income of $6.6 million and $19.8 million for the three and nine months ended September 30, 2006. The net income for the three and nine months ended September 30, 2007 included $2.0 million and $6.9 million of share-based compensation expense recorded under SFAS 123(R), as compared to $1.9 million and $4.9 million for the three and nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through private sales of equity securities, the initial public offering of our common stock, a private placement of zero coupon convertible senior notes, and cash provided by operations. From inception through September 30, 2007, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes, and generated cash flow from our operations.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes had the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes has been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. In 2005 and 2006, we early redeemed our zero coupon convertible senior notes with a face value of $30.2 million at a discount. As of the end of the notification period associated with the July 14, 2007 repurchase date, note holders had exercised their right to require us to repurchase principal on such notes in an aggregate amount of $58.5 million. We repurchased such notes on July 16, 2007. After the redemption, as of September 30, 2007, the outstanding balance of our zero coupon convertible senior notes was $1.3 million.

In summary, our cash flows were (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$42,951	$22,285
Net cash used in investing activities	(48,064)	(11,830)
Net cash used in financing activities	(49,918)	(25,374)
Effect of exchange rate change on cash and cash equivalents	2,177	1,847
Net decrease in cash and cash equivalents	(52,854)	(13,072)
Cash and cash equivalents at beginning of period	124,756	119,091
Cash and cash equivalents at end of period	$71,902	$106,019

For the nine months ended September 30, 2007, net cash provided by operating activities was $43.0 million. This was primarily attributable to our net income of $19.9 million, adjusted by non-cash items of depreciation and amortization of $9.4 million, share-based compensation of $6.9 million, provision for allowance for doubtful accounts of $1.2 million, and a $5.6 million increase in working capital. For the nine months ended September 30, 2006, net cash provided by operating activities was $22.3 million. This was primarily attributable to our net income of $19.8 million, adjusted by non-cash items of depreciation and amortization of $7.2 million, share-based compensation of $4.9 million, provision for allowance for doubtful accounts of $1.1 million. This increase was offset by gains on early redemption of zero coupon convertible senior notes of $793,000 and net changes in current assets and liabilities of $10.2 million.

For the nine months ended September 30, 2007, net cash used in investing activities was $48.1 million, and was primarily attributable to $49.2 million used in purchasing fixed assets and other assets, and $1.1 million for earn-out payment for Go2Map, which was offset by a $1.7 million proceeds from disposal of interest in an associate, and a $493,000 decrease in restricted cash. For the nine months ended September 30, 2006, net cash used in investing activities was $11.8 million, and was primarily attributable to $7.8 million used in purchasing fixed assets and other assets, $3.8 million increase of restricted cash and $306,000 for earn-out payment for Focus.cn.

For the nine months ended September 30, 2007, net cash used in financing activities was $49.9 million, and was primarily attributable to $58.5 million used in redemption of zero coupon convertible senior notes and was offset by $8.4 million cash collection from issuance of common stock upon the exercise of share-based awards granted under our stock incentive plan. For the nine months ended September 30, 2006, net cash used in financing activities was $25.4 million, and was primarily attributable to $15.0 million used in repurchase of common stock, $14.1 million used in early redemption of zero coupon convertible senior notes and was partially offset by $3.7 million cash collection from issuance of common stock upon the exercise of options granted under our stock incentive plan.

As of September 30, 2007, we had cash and cash equivalents of $71.9 million, and investments in marketable debt securities of $5.0 million, totaling approximately $76.9 million as compared to $129.7 million as of December 31, 2006.

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

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, restricted cash, receivables, investments in marketable debt securities, payables and zero coupon convertible senior notes as of September 30, 2007:

	Expected Maturity Date
	Before September 30,						Total Recorded
	2008	2009	2010	2011	2012	Thereafter	Value	Fair Value
On-balance sheet financial instruments
(in US$’000)
Cash and cash equivalents
in US$	15,983	-	-	-	-	-	15,983	15,983
in RMB	55,426	-	-	-	-	-	55,426	55,426
in HK$	493	-	-	-	-	-	493	493
Sub-total	71,902	-	-	-	-	-	71,902	71,902

Restricted cash
in US$	1,250	1,500	-	-	-	-	2,750	2,750
in RMB	-	1,531	-	-	-	-	1,531	1,531
Sub-total	1,250	3,031	-	-	-	-	4,281	4,281
Receivables
in US$	1,429	-	-	-	-	-	1,429	1,429
in RMB	41,824	-	-	-	-	-	41,824	41,824
in HK$	55	-	-	-	-	-	55	55
Sub-total	43,308	-	-	-	-	-	43,308	43,308

Investments in marketable debt securities
in US$	4,988	-	-	-	-	-	4,988	4,988

Payables
in US$	4,849	-	-	-	-	-	4,849	4,849
in RMB	50,472	-	-	-	-	-	50,472	50,472
in HK$	168	-	-	-	-	-	168	168
Sub-total	55,489	-	-	-	-	-	55,489	55,489

Zero coupon convertible senior notes
in US$	-	-	-	-	-	1,256	1,256	1,256

INVESTMENT RISK

Sohu invests in marketable debt securities to preserve principal while at the same time maximizing yields without significantly increasing risk. These marketable debt securities are classified as available-for-sale because we may dispose of the securities prior to maturity and they are thus reported at the market value as of the end of the period. As of September 30, 2007, an unrealized loss of $12,000 was recorded as accumulated other comprehensive income in shareholders’ equity.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consist of marketable debt securities and zero coupon convertible senior notes as of September 30, 2007:

(in US$ ’000)	Expected Maturity Date						Total Recorded Value	Fair Value
	Before September 30,
	2008	2009	2010	2011	2012	Thereafter
Investments in marketable securities	4,988	-	-	-	-	-	4,988	4,988
Average interest rate	4.40%	-	-	-	-	-
Zero coupon convertible senior notes	-	-	-	-	-	1,256	1,256	1,256
Average interest rate	-	-	-	-	-	0.00%

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

ITEM 1A. RISK FACTORS

Under existing tax laws, dividends distributed by a foreign invested enterprise to its investors outside the PRC are exempted from withholding tax. It is reported that the PRC government intends to levy withholding tax upon such dividends beginning January 1, 2008. Should the PRC government proceed to enact legislation imposing such a withholding tax, our China-based subsidiaries, Sohu Era, Sohu Media, Sogou Technology and AmazGame, may be subject to withholding tax in the event that they distribute dividends to our non-PRC holding companies. There are no other material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 8, 2007 and in Part I, Item 2 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the SEC on August 6, 2007.

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

During the nine months ended September 30, 2007, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

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

Dated: November 7, 2007

SOHU.COM INC.
By:	/s/ Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended September 30, 2007

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

Exhibit 31.1

I, Charles Zhang, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Sohu.com Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: November 7, 2007

/s/ Charles Zhang
Chief Executive Officer and Chairman of the Board of Directors

Exhibit 31.2

I, Carol Yu, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Sohu.com Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: November 7, 2007

/s/ Carol Yu
Co-President and Chief Financial Officer

Exhibit 32.1

SOHU.COM INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sohu.com Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Charles Zhang, Chief Executive Officer and Chairman of the Board of Directors of the Company, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of September 30, 2007 and results of operations of the Company for the three months ended September 30, 2007.

/s/ Charles Zhang
Charles Zhang, Chief Executive Officer and Chairman of the Board of Directors

November 7, 2007

Exhibit 32.2

SOHU.COM INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sohu.com Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Carol Yu, Co-President and Chief Financial Officer of the Company, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of September 30, 2007 and results of operations of the Company for the three months ended September 30, 2007.

/s/ Carol Yu
Carol Yu, Co-President and Chief Financial Officer
November 7, 2007