Form 10-K
period 2007-12-31
SOHU COM INC
filed 2008-02-28
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 29, 2007 as reported on the Nasdaq National Market, was approximately $883 million.

As of January 31, 2008, there were 37,743,712 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2007 Annual Meeting of Stockholders to be filed on or about April 30, 2008 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (or 21 East HK), TL Age Limited, TL Age Hong Kong Limited, Sogou Hong Kong Limited, Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media) and Beijing AmazGame Age Internet Technology Co., Ltd. (or AmazGame Age), and our variable interest entities (or VIEs) Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd ,or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang), Beijing Sogou Information Services Co., Ltd. (or Sogou Information), Beijing 21 East Culture Development Co., Ltd (or 21 East Beijing), Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease Age), and New 21 East Art Development (Beijing) Co., Ltd. (or New 21 East), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS

Overview

Sohu is one of the premier Internet media companies in China, providing millions of Chinese consumers with their daily source of information, entertainment and communication. We have built one of the most comprehensive matrices of Chinese language Web properties consisting of:

•	www.sohu.com, a leading mass portal and online media destination;

•	www.sogou.com, an interactive proprietary search engine with an expanded database capacity of more than ten billion retrieved web pages;

•	www.17173.com, a leading games information portal;

•	www.focus.cn, a top real estate Website;

•	www.chinaren.com, a leading online alumni club;

•	www.go2map.com, one of the leading online mapping service providers; and

•	www.goodfeel.com.cn, a wireless value-added services provider.

Sohu corporate services consist of brand advertising on its matrix of Websites as well as paid listing and bid listing on its in-house developed search directory and engines. Sohu also offers two types of consumer services, which includes online game and wireless. The company operates two massively multi-player online role-playing games (or MMORPG games), namely Tian Long Ba Bu (or TLBB) and Blade Online (or BO), and a casual game platform. Sohu also offers wireless value-added services such as news, information, music, ringtone and picture content sent over mobile phones.

We were incorporated in Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory and search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. On October 18, 2000, we completed the acquisition of ChinaRen, the leading youth community Website in China. On

November 24, 2003, we completed the acquisition of Kylie Enterprises Limited, the owner of 17173.com, a Website providing information about multiplayer online games in China. On November 25, 2003, we completed the acquisition of All Honest International Limited, the owner of Focus.cn, a Website providing information about real estate in Beijing and Shanghai. On May 31, 2004, we completed the acquisition of Marvel Hero Limited and Goodfeel, a leading provider of value-added mobile data services for Wireless Application Protocol, or WAP, in China. On May 31, 2005, we completed the acquisition of Go2Map Inc. (and its affiliate, Tu Xing Tian Xia), one of the leading online mapping service providers in China. On November 1, 2006, we completed the acquisition of 21 East HK and its subsidiary 21 East Beijing, an entertainment provider in China. Through our acquisition and successful integration of these companies, we have built one of the most comprehensive networks of Web properties in China.

Substantially all of our operations are conducted through our indirect wholly owned PRC subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, 21 East Beijing, Gamease Age and New 21 East. Since our inception, our business model has expanded to include other major business lines, including brand advertising, sponsored search, online game, wireless services and other businesses.

We derive revenues from the sale of brand advertising, sponsored search, online game and wireless services.

In 2000, we started the e-commerce business, selling consumer products through store.sohu.com. We discontinued the e-commerce business on June 20, 2006 in order to focus on profitable segments. In 2001, we began to provide wireless services for mobile phone users through sms.sohu.com. We then expanded our wireless services to include short messaging services, or SMS, Ring Back Tone, or RBT, WAP, multimedia messaging services, or MMS and interactive voice response, or IVR. In 2003, we launched our first licensed multiplayer online game, Knight Online (or KO). Because the license to KO expired in November 2006, we discontinued the operation of the game since then. In 2004, we launched our second multiplayer online game, BO. In May 2007, we launched our first self-developed multiplayer online game, TLBB. In August 2004, developed from the existing directory search capabilities, we introduced our new, all-inclusive, proprietary search engine under the brand name Sogou through Sogou.com. On January 1, 2007, we announced the launch of Sogou version 3.0, which offers further enhanced updating speeds, shortened search times and more accurate search results, based on an expanded database capacity of more than ten billion retrieved web pages.

Official Internet Content Service Sponsor for Beijing 2008 Olympic Games

In November 2005, we were selected as the official sponsor of Internet Content Services (or ICS) for the Beijing 2008 Olympic Games. Under the sponsorship agreement we entered into with the Beijing Organizing Committee for the Games of the XXIX Olympiad (or BOCOG), we provided exclusive services to BOCOG to construct, operate and host the official BOCOG Website, www.beijing2008.com, for this historic event.

Our Web Properties

We have matrices of seven Web properties, with Sohu.com being the Website attracting the highest level of Internet traffic. On all of our Websites, we offer basic content to our users on a free of charge basis.

Mass Portal—Sohu.com

Sohu.com’s portal consists of sophisticated Chinese language Web navigational capabilities, 35 main content channels, Web-based communication and community services and short messaging services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, business and finance, entertainment, sports, information technology, automobile, real estate, and women. We also offer free Web-based e-mail services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features of our portal include proprietary Web navigational capabilities that reflect particular cultural characteristics and viewing habits of PRC Internet users.

Proprietary Search Engine—Sogou.com

Sogou, which means “Search Dog”, is Sohu’s proprietary search engine launched in August 2004. Sogou performs interactive searches of billions of Web pages using advanced algorithms. The user is taken through a fast and convenient interactive process to arrive at the most relevant selection of the integrated Website and page search results. On February 25, 2005, we launched our upgraded search engine Sogou 2.0 with an expanded breadth of one billion Chinese language indexed web pages, higher updating speed and shorter search time. In November 2005, we announced the launch of Sogou version 2.5, a further upgrade for our proprietary search engine. This upgraded Sogou 2.5 was more sophisticated with advanced spider technology and more intelligent in terms of crawling, selecting and ranking capabilities so as to provide more relevant, accurate and up-to-date Web search results. On January 1, 2007, we announced the launch of Sogou 3.0, a newly upgraded version for our intelligent search engine. This new version of Sogou can provide our users with higher updating speeds, shortened search times and more accurate search results based on an expanded database capacity of more than ten billion retrieved pages. We will continue to integrate Sogou 3.0 with the content strength of our comprehensive Internet platform and our community based product offering, which will enable us to obtain knowledge of our users’ online habits and interests, in order to optimize the overall search experience for our users.

Vertical Sites

17173.com

The Sohu games portal www.17173.com was launched in 2000 as the first online games portal in China and was acquired by Sohu in November 2003. 17173.com is a leading online destination for game players seeking information on games and feedback from other players on the site’s message boards. With over 100 game zones and millions of registered users supported by alliances with over thousands of Internet cafés, 17173.com is one of the largest online games information and community Websites in China. The games portal www.17173.com is widely recognized as a market leader among the games Websites in China, with strong expertise in running the Website, building a game community and developing relationships with advertising clients in the online games industry.

Focus.cn

Focus.cn is one of the leading real estate Websites in China. Focus.cn attracts many users who are homeowners with high incomes and real estate professionals. Launched in 1999, Focus.cn has developed into what we believe is one of the most influential Websites serving the Beijing market. The Focus.cn platform serves as a basis for regional expansion in other key urban areas where Internet penetration is highest in China. As of December 31, 2007, the Website has successfully rolled out into 28 cities. Focus has also been enriching its content and has diversified from residential properties to commercial properties, as well as other auxiliary industries, such as home decoration, furniture and fixtures.

Chinaren.com

We acquired ChinaRen in October 2000. ChinaRen is the largest online youth community in China, with over eighty million registered users as of December 31, 2007. Schools and universities in China generally do not have alumni offices to cater to the needs of former students to organize their classes into long-term communities. As in other Asian societies, Chinese people hold strong ties of friendship and loyalty with their fellow alumni, which form the basis of their personal and professional relationship networks. ChinaRen has leveraged a critical mass of loyal users to create one of the leading online alumni networks in China.

Go2Map.com

Go2Map is one of the leading online mapping services providers in China founded in 1999. Go2Map mapping information platform enables online mapping services through different Internet/Intranet platforms, mobile phones, call centers and PDAs. Go2Map’s database covers points of interests in more than 307 cities across China, which has enabled it to develop multiple business applications, including sales of software and map information resources. Go2Map also provides Web surfers a free online mapping inquiry system in large Chinese cities. We acquired Go2Map in May 2005 and Go2Map’s expertise in professional location-based information had enhanced our search engine capabilities as well as online Website content.

Goodfeel.com.cn

Goodfeel is a leading WAP service provider in China, offering various WAP services including ring tone and picture downloads. Goodfeel.com was founded in November 2001 and was acquired by us in May 2004. Goodfeel has since been integrated with our WAP business. We believe it is important for Sohu to maintain a presence on the wireless side, and more specifically in WAP, in anticipation of the launch of the third generation of mobile networks in China in the near future and the burgeoning market that it will bring.

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

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Websites. During the year ended December 31, 2007, approximately 1,070 companies advertised on our Websites. Our customers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies, which are mainly large or medium size companies. We plan to continue focusing on multinational and Chinese domestic companies as our key advertisers. In 2007, our five largest advertisers accounted for approximately 14% of total brand advertising revenues. Sohu has entered into agreements with each of these advertisers. Most of these agreements have terms of less than 12 months.

The focus of our marketing strategy is to generate brand and product awareness for Sohu.com in China with advertisers, Internet users and the general public. During the year ended December 31, 2007, we spent approximately $22.5 million in advertising expenses. As a pioneer of the PRC Internet industry, we have been able to generate substantial public awareness of Sohu in China.

As of December 31, 2007, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $2.3 million, of which $1.8 million of services were required to be provided during the year ended December 31, 2008.

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

We market our paid search services through the use of approximately 200 distribution agents as well as our internal sales force. We also have a Website Alliance network with more than 6,000 members, whereby our bid listing advertisers could choose to also post their links in different Websites of the Website Alliance members so as to increase the chance of click-through.

In 2007, we had more than 51,400 customers for our sponsored search business.

Products and Services for Users

We provide an array of products and services to our users through our Web properties, including aggregated content, communication and community, search and directory, online game and wireless services.

Aggregated Content

We also are a leading aggregator of content, and provide content on a variety of topics. We organize our content around 35 main channels on the Sohu portal. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. We also have regional Websites in three different cities in China. As of December 31, 2007, we had over 1,600 content partners, which enables us to provide a wide range of content offerings. Our content partners are leading Chinese language media and information providers in a variety of fields with coverage of major cities in China. Our arrangements with content partners are normally short-term and non-exclusive. In addition, we have established exclusive partnership/sponsorships with some of our important content partners and sponsors, including the Beijing 2008 Olympic Games, Team China, China Interactive Sports and NBA. Such exclusive content partnerships or sponsorships enable us to differentiate our brand advertising offering from other brands and to improve and strengthen our brand.

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

News	Delivers a comprehensive selection of local, national and international news from newspapers, magazines and other information providers throughout China. Full text search is also available on each page.

Business and Finance	Features business and financial news provided by leading financial information services in China covering both domestic and international markets. Users can retrieve real-time stock quotes, fund price, exchange rates, annual reports, research reports and other information on selected listed companies in China.

Entertainment	Contains extensive coverage of entertainment arenas that are of interest to Chinese users, including movies, television programs, plays, operas and popular and classical music.

Sports	Provides the latest in national and international sports headlines, results, commentaries and analyses as well as exclusive contents obtained from exclusive partners, such as NBA, Team China Football and Team China Basketball. Provides broad coverage on news, events and information surrounding the Olympic Games and Team China.

Information Technology	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese companies in the information technology industry. Features information technology news, product reviews and software downloads.

Automobile	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese automakers. Also provides automobile features, news, and product previews.

Real Estate	Together with Focus.cn, this channel offers directories of apartment, residential housing and commercial housing listings in major cities in China, and publishes advice and information on general real estate and home furnishing matters.

Women	Covers a broad range of lifestyle-related topics that are of particular interest to Chinese women, including fashion and trends, beauty, society, emotion and other areas.

Streaming Online Videos

In addition to providing traditional text and picture-based content, we have focused on developing new media technologies. We have launched online TV-like channels, such as V.Sohu for entertainment, S.Sohu for sports and TV.Sohu for TV programs, specifically geared for video content. In addition to watching pre-set programs with broadcasting schedules, users can also enjoy certain programs on an on-demand basis.

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users that are important in promoting user affinity to our portal network:

Alumni Club	Alumni Club is a database service containing information on schools, classes and classmates that allows classmates to communicate and find each other. As of December 31, 2007, there were over eighty million registered users.

Blogs	Blogs in an interactive platform for users to build their own space by posting their articles and pictures, uploading videos, and allow sharing of information amongst users. Further, Sohu blog provide unique facility for personalized blog’s front page layout, interactive communication facilities for blog users and services integrated with a selection of Sohu products. In January 2008, we opened the development platform on Sohu Blogs to all third-party developers through “open widget”, through which, developers could rapidly develop and distribute their widgets to massive Sohu bloggers on Sohu’s platform. Sohu bloggers can choose any of such widgets and apply them to their blogs according to their own preference.

E-Mail	We offer e-mail services to our users with up to two-gigabyte free memory.

Picture Gallery	Offers users to post their favorite pictures and allows interaction with other users. Organizes the collected pictures in categories and offers searching function to users for locating different pictures.

Message Boards	Users can post and exchange information on message boards covering 16 main topics, ranging from education and travel to fashion, sports and all news web pages.

Web Messenger	Our web-based messenger enable Sohu registers to communicate with other users freely by sending instant messages to registers throughout the Sohu matrix.

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

Over the years, our in-house directory of Websites has been continuously expanding. With a search database of more than ten billion retrieved web pages, we believe Sohu has one of the world’s largest Chinese language online search databases. We offer our users the following search services:

Web Page Search	Our Web Page Search is based on our latest search technology, with an expanded database capacity of more than ten billion retrieved web pages. Our web page search provides users a better experience by increasing updating speed and higher relevancy for search results.

Music Search	Music Search enables people to easily find music, songs, lyrics, ring tones and other multimedia files on the Internet. The users can also sort our Music Search links by various categories, such as lists of top pop songs and singers, which are updated automatically every week based on the number of clicks.

News Search	Our News Search gathers information from over 2,000 sources, provides links to local, national and international news which are updated every minute.

Say Board	Our Say Board provides users with a query-based searchable community to exchange views and share knowledge and experiences. Users can search, read and browse Internet message boards and post messages.

Picture Search	Picture Search enables users a convenient method to search for relevant pictures by keywords.

Map Search	Map Search helps users search for maps, get directions, and find locations quickly and easily within China.

Online Games

In 2007, we operated two MMORPG games, namely TLBB and BO.

TLBB

TLBB is our first in-house developed MMORPG game with development work started in late 2004. It is a 2.5D martial art game based on a famous novel “Eight Demigods” written by Louis Cha. The game appeals to players of all levels and offers high quality graphics and in-game communities. In the interactive in-game communities, the players can complete series activities, such as making friends, getting married, learning life skills or completing other preset tasks. To enhance the game experience, users can buy in-game virtual items, such as power enabled medicine, costumes, weapon by purchasing Sohu prepaid cards and charge the amount to their accounts. TLBB was commercially launched in May 2007 and solidified its success during the subsequent months during the year of 2007. As of December 31, 2007, TLBB has been ranked in the top five MMORPG games in the Chinese market. The success of TLBB in China has enabled us to license the game overseas. In August 2007, we licensed TLBB to an operator in Vietnam. In December 2007, we also licensed it to operators in Hong Kong and Taiwan. As of December 31, 2007, TLBB had more than 23 million registered users in China.

BO

In 2004, we launched BO, which was co-developed with a Beijing-based game studio. In December 2006, we launched Blade Hero Online, which is the upgraded version of BO.

In 2007, both games are free-to-play games and generate revenue through sale of in-game virtual items. Under this item-based model, players play a game on a free of charge basis and with the ability to purchase in-game premium features. The item-based model allows us to make frequent adjustments to meet the changing demands of players in order to enhance game interaction and create a better game community. In addition, the item-based model offers flexible ways to generate revenues, including attracting more users, increasing the number of active paying accounts and growing average quarterly revenue per active paying account (or ARPU). Online game revenues are collected through sale of our prepaid cards, which we sell in both virtual and physical form, to third party distributors and retailers.

Pipeline

In August 2007, we obtained rights to develop the game “The Duke of Mount Deer”, another famous novel written by Mr. Louis Cha, author of TLBB. This will be a 2.5D cartoon style MMORPG game and is now under development. In December 2007, we licensed a new MMORPG game, “The Legend of the Ancient World,” from a local studio. This will be a 2.5D MMORPG game and is now under development.

Casual Game

In addition to MMORPG games, we also operate a casual game platform on our portal, which mainly consists of 40 casual games, such as chess, board games, card games and puzzle games. In 2007, no revenue was generated from this casual game platform.

Wireless Services

We operate as a service provider to China’s leading mobile network operators, offering a wide range of wireless products focused on entertainment, information and communications. These products are available to end users via a broad choice of technologies, such as SMS, RBT, WAP, MMS, and IVR services. We provide wireless services mainly pursuant to our cooperation arrangements with all of the four Chinese mobile network operators and their provincial subsidiaries.

We offer a variety of products and services to our users by utilizing the content of our portals to create fee-based services. Users can purchase our wireless services through our Websites or through mobile phones and pay for such services on a monthly subscription basis or per-message basis. Users may subscribe to receive news, alerts and other information, download ring tones and logos and alumni clubs, participate in dating and friends matching as well as play games, and order other mobile related content. Pursuant to our cooperation arrangement with mobile network operators, the monthly service fees charged on users range from $0.065 to $4.037 per month and single message fees range from $0.006 to $0.538 per message. For the year ended December 31, 2007, approximately 59% of our SMS revenues was derived from consumers who subscribe for monthly services. We do not directly bill and collect fees from users. Instead, we rely on mobile network operators to bill and collect our service fees. After collecting service fees from users on behalf of Sohu, mobile network operators will deduct a percentage of such revenue as gateway fees and service fees before paying the balance to us. Such percentages normally ranges from 15%-60% based on contract rates.

Competition

The Internet and Internet-related markets in China are relatively new and rapidly evolving. There are many companies in the domestic and international markets that distribute online content, value-added telecommunications services targeting Chinese users. We now are facing more intense competition from both domestic and international competitors for providing content and services over the Internet, including brand advertising, content, community tools, search engines, web directories, online games and wireless services. For example, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by private and PRC government entities. As an Internet portal, we compete with these portals, including but not limited to Sina, Tencent and Netease, and vertical sites, such as PColine and SouFun. Our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, Google, Yahoo! China and SoSo. We compete with other pure-play online games developers and operators including but not limited to Shanda, The9, Perfect World, Giant Interactive, Netdragon and Kingsoft; and pure-play wireless services providers, such as Tom Online, KongZhong, Linktone and Hurray!. In addition, we compete with operators of global leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and AOL, currently offer, and could expand, their online products and services targeting China. These sites and companies compete with us for visitor traffic, advertising dollars, Internet services, game players spending, wireless services and potential partners.

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

Telecommunications Laws and Regulations

Among all of the applicable laws and regulations, the Telecommunications Regulations of the People’s Republic of China, or the Telecom Regulations, implemented on September 25, 2000, is the primary governing law, and sets out the general framework for the provision of telecommunication services by domestic PRC companies. Under the Telecom Regulations, it is a requirement that telecommunications service providers procure operating licenses prior to their commencement of operations. The Telecom

Regulations draw a distinction between “basic telecommunications services” and “value-added telecommunications services”. Value-added telecommunications services are defined as telecommunications and information services provided through public networks. A “Catalogue of Telecommunications Business” was issued as an attachment to the Telecom Regulations to categorize telecommunications services as basic or value-added. In February 2003, the Catalogue was updated, categorizing online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search as value-added telecommunications services. Accordingly, there are various types of telecommunications services, in which Sohu is engaged that are regulated as value-added telecommunications services.

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

Our PRC Corporate Structure

We have the following subsidiaries in China:

•	Sohu Era, established in 2003 by Sohu Hong Kong;

•	Sohu Media, established in 2006 by Sohu Hong Kong;

•	Sohu Software, established in 2003 by Sohu Hong Kong;

•	Sogou Technology, established in 2006 by Sogou BVI;

•	Go2Map Software, acquired in 2005 as a result of the acquisition of Go2Map Inc; and

•	AmazGame Age, established in 2007 by TL Age Hong Kong.

Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are structured as wholly foreign-owned companies engaged in the development of Internet technologies, online game and related software. Under current PRC laws, the establishment of wholly foreign-owned companies must be approved by the relevant local branch of the MOC, and such companies may commence operations only upon the issuance of a business license by the relevant local branch of the State AIC, such as the Beijing AIC. Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age have been issued business licenses by Beijing AIC, and Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age have obtained a New Technology Enterprise Qualification Certificate issued by Beijing Science and Technology Commission.

In the opinion of TransAsia Lawyers, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age have presently satisfied both of the aforementioned requirements.

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

•	Sohu Internet, a PRC company established in 2003, that is 75% owned by High Century and 25% owned by Sohu Entertainment. Sohu Internet is structured to provide Internet-related services in China;

•	Goodfeel, a PRC company we acquired in 2004. Goodfeel is owned by two of our employees and has entered into a series of agreements to provide wireless services in China;

•	Huohu, a PRC company established in 2005. Huohu is owned by Sohu Era and an employee of Sohu. Huohu is structured to engage in software and technology development for the game business;

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

•

21 East Beijing, a PRC company engaging in entertainment business in China. We acquired 70% interests in 21 East Beijing through High Century in October 2006. The remaining 30% interests in 21 East Beijing was owned by one of our employees;

•	Gamease Age, a PRC company that we established in September 2007. Gamease Age is owned by two of our employees and is structured to provide online game services in China; and

•	New 21 East, a PRC company that we established in December 2007 and engaging in entertainment business in China. New 21 East is 70% owned by High Century and 30% owned by one of our employees.

Sohu has extended interest-free loans to the individual shareholders of the VIEs to fund their capital investment in the VIEs. We have also entered into a series of agreements with the individual shareholders to transfer their shares in the VIEs to us when required to do so. All of our VIEs presently have valid business licenses issued by the relevant local branch of the State AIC. In addition, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Sogou Information and Gamease Age have been issued New Technology Enterprise Qualification Certificates by Beijing Science and Technology Commission.

In February 2007, we completed the liquidation of one of our former VIEs, Beijing Sohu Online Network Information Services, Ltd. (or Beijing Sohu), a PRC company that was 80% owned by Dr. Zhang, our founder, Chairman and Chief Executive Officer, and 20% owned by High Century.

In July 2007, we completed the liquidation of one of our former subsidiaries, Beijing ITC, a wholly foreign-owned company established by Sohu Hong Kong.

In January 2008, we completed the liquidation of one of our former VIEs, Guangzhou Sohu Interactive Network Technology Co., Ltd. (Guangzhou Interactive), a PRC company that was 50% owned by Sohu Internet and 50% owned by High Century.

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

In compliance with the Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services, an enterprise holding an ICP license must be the entity that possesses the key intellectual property rights, e.g., domain names and trademarks. In this connection, Sohu Era is in the process of transferring several of its domain names and trademarks to Sohu Internet, which will license the same to Sohu Era and Sohu Media.

In the opinion of TransAsia Lawyers, the ownership structures of each of Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, AmazGame Age, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, 21 East Beijing, Gamease Age and New 21 East comply with all existing laws, rules and regulations of the PRC and each of the seventeen companies as described herein has the full legal right, power and authority, and has been duly approved to carry on and engage in the business as described in its business license.

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

We established Feng Yang Tian Lang and Sohu Media in 2005 and 2006, respectively. Both companies included the provision of advertising services in their business scope on their business licenses.

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

On July 28, 2003, the BTA issued to Sohu Internet a Telecommunications and Information Services Operating License (or ICP license). On June 10, 2004, Goodfeel obtained an ICP license issued by BTA. On April 21, 2005, Tu Xing Tian Xia was issued an ICP license by BTA. On December 3, 2005, the BTA issued to Sogou Information an ICP license. On September 14, 2007, the BTA issued to Gamease Age an ICP license. All of these ICP licenses have a term of five years and are subject to annual inspections.

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

•	if the applicant is an enterprise legal person, its registered capital must not be less than Renminbi (or RMB) 10,000,000; and

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

On May 11, 2004, Sohu Internet obtained a permit to engage in online news dissemination services, which was issued by the Information Office of the Beijing Municipal Government (the local arm of the SCIO) under the Old News Rules. On June 6, 2006, such permit was updated by the SCIO in accordance with the News Regulations.

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

Online Audiovisual Transmission

On July 6, 2004, the SARFT issued the Measures for the Administration of the Transmission of Audiovisual Programs over Information Networks such as the Internet, which came into effect on October 11, 2004. These measures provide that Websites authorized to disseminate news may apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs allowing the online dissemination of streaming video. In accordance with these measures, we applied to the SARFT for this permit in 2005, but have not yet obtained said Permit.

In December 20 2007, the SARFT and the MII jointly issued the Rules for the Administration of Internet Audiovisual Program Services (Document 56), which came into effect as of January 31, 2008. The rules require all online audio and video service providers to be either state-owned or state-controlled. They also encourage state-owned entities to actively invest in online audiovisual services. However, further to this, in a press conference on February 3, 2008, the SARFT and the MII clarified that online audio-visual service providers that were already lawfully operating prior to the issuance of Document 56 may re-register and continue to operate without becoming state-owned or controlled, provided that such providers do not engage in any unlawful activities. This exemption will not be granted to service providers set up after Document 56 was issued. As we were already engaged in online audiovisual transmission prior to the issuance of Document 56, we are presumably exempted from the requirement of being state-owned or state-controlled. We will re-register with SARFT to continue to operate our online audiovisual transmission business.

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

In September 2003 and December 2007, the MOC issued an Online Culture Operating Permit to Sohu Internet and Gamease Age, respectively, authorizing us to provide online game services. This permit is subject to annual inspection.

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

Wireless Services

Sohu Internet and Goodfeel’s business activities include the provision of online services related to wireless services, including SMS, RBT, WAP, MMS and IVR.

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

Employment Contract

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (Employment Contract Law), which became effective as of January 1, 2008. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

Pursuant to the Employment Contract Law, employment contracts lawfully concluded prior to the implementation of the Employment Contract Law and continuing as of the date of its implementation shall continue to be performed. Where an employment relationship was established prior to the implementation of the Employment Contract Law but no written employment contract was concluded, a contract must be concluded within one month after its implementation.

We have modified our standard employment contract to comply with the requirements of the Employment Contract Law. In addition, we are in the process of signing written employment contracts with all of our employees who had not signed employment contracts with us prior to the effective date of the Employment Contract Law.

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

Technology Infrastructure

Currently, we have established four main service provision centers in Beijing through China Netcom Communication Corporation, or CNC, China Telecom Corporation, or China Telecom, and China Education and Research Network, or CERNET, to maintain most of our servers. CNC, China Telecom, and CERNET are the three largest Internet connection service providers in China and their nodes in Beijing are one of their core nodes across China. In addition, we have established 8 branch nodes in different provinces in China through CNC, China Telecom, CERNET, China Mobile and Unicom Corporation Limited (or Unicom), in order to establish national coverage and provide fast and stable access to our Website properties to users across China.

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

Employees

As of December 31, 2007, we had 2,373 full-time and part-time employees. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

Our senior management, key executives and most full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. In addition, most of our employees have employment agreements with Sohu Era, Sohu Media, Sogou Technology, AmazGame Age, Sohu Internet, Goodfeel, Feng Yang Tian Lang, Sogou Information and Gamease Age, our PRC operating entities, which contain similar confidentiality and non-competition undertakings. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A significant number of our employees hold share-based awards in Sohu, which provides additional financial incentives to them. These awards generally vest over a period of one to four years.

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

As a relatively young company in the new and rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract a larger audience to our matrices of Web properties and proprietary search engines by expanding the type and technical sophistication of the content and services we offer;

•	maintain our current, and develop new, strategic relationships to increase our revenue streams as well as product and service offerings;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our sponsored search, online game, and wireless businesses successfully; and

•	attract and retain qualified personnel.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on advertisers in certain industries for brand advertising revenues, our reliance on certain key third party distributors for sponsored search revenues, our reliance on operation of TLBB for online games revenues and our reliance on mobile network operators for our wireless revenues. The Chinese Internet industry is at an early stage of development. We are unsure if it will continue to grow, and if it does, the rate at which it will grow. In addition, we are subject to government regulations that may change at any time with or without notice. Fluctuations in the industries of our key advertisers may affect our brand advertising revenues materially, because they may cut their spending on online marketing if there is any downturn in their industries. We rely on certain third party distributors to sell our sponsored search products. If we lose any of our key distributors, our business may be materially affected. We rely on our operation of TLBB to derive most of our online game revenue. If there were any interruptions of TLBB’s operation, our online games revenue could be adversely affected. We rely on mobile network operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our wireless revenues could be reduced significantly.

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

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, online game users, potential partners and wireless services. The Internet market in China is relatively new and rapidly evolving. Competition is intense and expected to increase significantly in the future, because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet market, including Sina, Tencent, Netease, PConline, SouFun, Baidu, Google, Yahoo! China, SoSo, Shanda, The9, Perfect World, Giant Interactive, Netdragon, Kingsoft, Tom Online, KongZhong, Linktone and Hurray!. In addition, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities. These private and government sponsored competitors may have certain competitive advantages over us in terms of:

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

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves in order to enhance their ability to compete with us. It is also possible that new competitors may emerge and acquire significant market share. In particular, our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, Google, Yahoo! China and SoSo. In addition, operators of leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and AOL, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations, such as telecommunication operators, in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market. For example, on September 19, 2006, China Telecom and Microsoft announced an agreement pursuant to which Microsoft will provide Windows Live search service to 25 million users of China Telecom. We believe the rapid increase in China’s online population will draw more attention from these multinational players to the PRC Internet market. We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues.

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

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, online games and wireless customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. Accordingly, our revenues will need to increase at least proportionately in order for us to maintain our current levels of profitability.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Advertising revenues represented approximately 63% and 68% of our total revenues for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, our five largest advertisers accounted for approximately both 14% of our total brand advertising revenues. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

•

The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising.

•

Changes in government policy could restrict or curtail our online advertising services. For example, in 2006 and 2007, the PRC government has enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients.

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

We rely on advertising agencies to sell our brand advertising services. If current trends of consolidation of advertising agencies in the Chinese market continue, the bargaining power of the large advertising agencies resulting from such consolidation may permit them to require that we pay higher sales rebates, which would adversely affect our gross margin.

Most of our brand advertising services are distributed by advertising agencies. In 2007, for example, approximately 90% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. During 2007, the biggest 10 advertising agencies in China contributed more than 50% of our brand advertising revenue. These advertising agencies currently are seeking consolidation in the market. For example, Focus Media, one of the biggest advertising agencies, was reported to be acquiring other large advertising agencies in the Chinese market. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth as we book our brand advertising revenue net of our sales rebates to advertising agencies.

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

By posting bid listing links on their Websites, we share the revenues generated from clicks by users with our Website Alliance members. For the year ended December 31, 2007, the total revenues generated from Website Alliance accounted for approximately 67% of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our sponsored search revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenues may decline.

We rely on our online games for a significant portion of our revenues. If we fail to retain existing online game users or attract additional users, our revenues may be adversely affected.

As of December 31 2007, we operated two online games, namely TLBB and BO, which collectively represent approximately 22% of our total revenues for the year ended December 31, 2007. Our online game revenue depends on continuous consumption of our game services by game users. As of December 31, 2007, we had more than 23 million registered users for our games. We may lose our online game users if we cannot provide continuously satisfactory service. For example,

•

We may not detect programming errors, flaws or bugs before we launch new games, or new extension packs for existing games. In addition, we may not be able to solve the errors, flaws or bugs in a timely manner when reported by our users or detected by ourselves;

•	We may not respond and/or resolve complaints from our users timely;

•

We may experience uncertainties when operating the games, such as breakdowns of servers, interruptions of the network, and crashes of systems, which could cause temporary interruption of access for our game users to our game services;

•	We may fail to provide our users a secure game system. For example, hackers may invade our systems and steal our players’ account information and in-game virtual properties; and

•	We may fail to detect and prevent players from obtaining unfair in-game advantages by installing and using hacking or cheating tools to facilitate character enhancement.

Our failure to address the abovementioned issues could adversely affect the in-game experiences of users, damage the reputation of our games, shorten the lifecycle of our games, and eventually result in the loss of users and a reduction in our revenues.

Our online game business may not succeed in a highly competitive market

Competition in the online game market in China is becoming more and more intense. For example, according to 17173.com statistics, in the fourth quarter of 2007, 51 new MMORPG games or advanced casual games were launched. In the second half of 2007, there were four online game companies, Perfect World, Giant Interactive, Netdragon and Kingsoft, that successfully listed their shares on Nasdaq or the Hong Kong stock market. Prior to those listings, there were only three listed online game companies in China, Shanda, The9 and Netease. Moreover, venture capital funds are investing increasing amounts of capital into the market, which has resulted in even more heated competition. Recently, many of our competitors have become more aggressive in the hiring of talent for game development, increasing spending on games marketing and bidding for games licensing. Increased competition in the online game industry may make it difficult for us to retain and expand our existing user base, growth rate and profitability.

We depend on the introduction of new online games and improvements of our existing games to sustain our profitability. If we fail to develop and launch new online games or to improve our existing games, our profitability may be adversely affected.

Currently, we operate two online games, BO and TLBB. We have operated BO for more than 3 years, and we expect that it will gradually lose its attractiveness to users within the next one or two years. Revenues from TLBB, which was launched in 2007, represent approximately 84% of our total game revenues for 2007. We expect that revenue from TLBB will become mature during 2008.

In order to maintain the long-term profitability of our online game business, we will need to continually introduce new online games to attract game users and increase our game revenues. Though we have successfully launched our in-house developed game TLBB, we may fail to develop and launch additional new games in the market if we are unable to a) anticipate and catch up with future technical trends, new business models, and changed game players’ preferences and requirements, b) effectively plan and organize marketing and promotion activities and, c) differentiate our new games from existing games. If so, the profitability of our game business will be materially and adversely affected.

Furthermore, in order to sustain the revenues of TLBB, which constituted 84% of our total game revenue in 2007, we may need to trace and meet players’ preferences and needs in a timely manner; thus we must continually improve TLBB’s in-game quality and launch new features or new extension packs in order to retain existing users and attract new users. If we fail to meet our users’ preferences and needs, TLBB may lose its attraction for existing and potential users, which would have a significant adverse effect on our online game revenues.

Revenue recognition of online game operations depends on the data captured in the related billing systems. If such billing systems fail to operate effectively, the completeness and accuracy of the recognition of revenue will be materially affected.

We have adopted an item-based business model for our revenue derived from the online game operation. Under this item-based model, billing systems are required to capture data, such as items purchased, amount spent and amount accumulated by each individual user, which are critical for the calculation of revenue earned from time to time. If the related billing systems are damaged by system failure, network interruption, or virus infection, or invaded by a hacker, the integrity of data would be compromised, which in turn could have an adverse effect on our recognized game revenue.

We rely on wireless services for a significant portion of our revenues. Wireless revenues have decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We have derived our wireless revenues in prior periods from providing SMS, RBT, WAP, MMS and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other mobile related products to mobile phone users and Personal Handy-phone System (or PHS) users. For the years ended December 31, 2007 and 2006, wireless revenues represented approximately 14% and 24%, respectively, of our total revenues.

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

•

Changes in the billing practices or operational rules and procedures of any of the four mobile network operators on whom we rely for service delivery and fee collection — namely, CMCC, Unicom, CNC and China Telecom — could have a material impact on our wireless revenues. For instance, in July 2006, two major mobile network operators, CMCC and Unicom, introduced new policies on wireless value-added service, including extension of the trial period, double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscriptions. In October 2006, the MII issued a guideline to regulate wireless value-added services, which reiterated policies carried on by major mobile network operators, including double confirmation, billing reminders, etc. On January 1, 2007, a notice of the MII, which focuses on the protection of mobile phone users’ right to select services and the strengthening of regulation on billing procedure, came into effect. On May 17, 2007, CMCC initiated a new policy under which all WAP users are reminded of charges they may incur for WAP services. The policy has resulted in a decrease in traffic for the WAP portals, and in turn a decrease in subscriptions for our WAP services. We believe that our wireless revenues might be negatively affected by the implementation of these regulations and policies;

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

•

An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. For example, in July 2006, CMCC introduced M.Music, an integrated music service platform which CMCC works directly with music record companies to provide downloads of various songs and music. In December 2006, CMCC introduced its own WAP channel, “WAP Premier Select”, which is placed in prominent positions on Monternet and directly competes with SPs. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners; and

•

CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our existing ranking because of lower visit rates.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of December 31, 2007, our goodwill and amortizable intangible assets arising from acquisitions were approximately $61.7 million.

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

If we fail to establish and maintain relationships with content, technology or infrastructure providers, we may not be able to attract and retain users.

Although, we may secure more attractive, high-quality music and content, we will still need to rely on a number of third party relationships to attract traffic and provide content in order to make our Websites more attractive to users and advertisers. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. Some content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our premier content providers. If we are not able to renew our exclusive deals or premier content become exclusive to our competitors, our attractiveness to users will be severely impaired. Except for the exclusive content, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

Our business also depends significantly on relationships with leading technology and infrastructure providers and the licenses that the technology providers have granted to us. Our competitors may establish the same relationships as we have, which may adversely affect us. We may not be able to maintain these relationships or replace them on commercially attractive terms. For example, there are uncertainties in the wireless industry, such as the delayed issuance of 3G licenses and rumors concerning the possible restructuring of state-owned telecommunication companies, that increase the risk that we will not be able to maintain co-operative relationships with mobile network operators.

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

We depend on CNC, China Telecom and CERNET for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

Although private Internet service providers exist in China, almost all access to the Internet is maintained through CNC, China Telecom and CERNET, under the administrative control and regulatory supervision of the MII. We rely on this infrastructure and CNC, China Telecom and CERNET to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

We have signed Bandwidth Provision and Server Hosting Agreements with CNC, China Telecom and CERNET. Under these agreements, we established four main service provision centers to maintain most of our servers in Beijing. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

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

We conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age (or collectively PRC subsidiaries), and VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, 21 East Beijing, Gamease Age and New 21 East. We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of, Sohu Era, Sohu Media and Sohu Software, and TL Age HK, our indirect wholly owned subsidiary and the parent company of AmazGame Age, are both Hong Kong corporations and foreign persons under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, and certain other industries, our VIEs are companies incorporated in the PRC and owned by Dr. Zhang and certain other employees of Sohu, rather than by Sohu.

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

We may rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants. Any dividend received by Sohu.com Inc. may be subject to US tax at a 34% to 35% rate.

We are a holding company with no operating assets other than investments in Chinese operating entities through our intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, 21 East Beijing, Gamease Age and New 21 East. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age incur debt on their own behalf in the future, the instruments governing the debt may restrict Sohu Era’s, Sohu Media’s, Sohu Software’s, Sogou Technology’s, Go2Map Software’s and AmazGame Age’s ability to pay dividends or make other distributions to us through the immediate companies.

In addition, PRC legal restrictions permit payment of dividends by Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, and AmazGame Age only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, and AmazGame Age are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends. Further, the Corporate Income Tax Law effective from January 1, 2008 imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Most of our China-based subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008, if they declare dividends to their immediate foreign holding companies. Furthermore, subject to possible reduction to the extent that our PRC subsidiaries pay a tax in China and would therefore be entitled to a foreign tax credit, dividends received by Sohu.com Inc. would be subject to taxation at United States tax rates of 34% or 35%. We do not expect any dividends or other distributions on equity from Sohu.com Limited or the operating entities in the foreseeable future.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age.

As of December 31, 2007, Sohu had outstanding long-term loans of $11.4 million to Dr. Zhang, Sohu’s Chief Executive Officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in High Century, which is owned 80% by Dr. Zhang and 20% by an employee; Sohu Entertainment, which is owned by two of our employees; Goodfeel, which is owned by two of our employees; Huohu, which is owned 75% by Sohu Era and 25% by an employee; Sogou Information, which is owned by two of our employees, and Gamease Age, which is owned by two of our employees. High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The loan agreements contain provisions that, subject to PRC laws, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information or Gamease Age to us; (ii) the shares of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information or Gamease Age cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age. Dr. Zhang and the other employee borrowers have pledged all of their shares in High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age as collateral for the loans and the loans bear no interest and are due on demand after November 2003 in the case of High Century; after November 2005 in the case of Huohu; after August 2006 in the case of Sogou Information; after October 2006 in the case of Goodfeel; after November 2006 in the case of Sohu Entertainment; after September 2008 in the case of Gamease Age and the earlier of a demand or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age is uncertain.

Furthermore, because of uncertainties associated with the PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age.

We depend upon contractual arrangements with High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Gamease Age for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Gamease Age, in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Gamease Age fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

Dr. Zhang, our Chief Executive Officer and a major shareholder of our company, is also the direct and indirect majority shareholder of High Century, Sohu Internet, Tu Xing Tian Xia and Feng Yang Tian Lang. As a result, our contractual relationships with those companies could be viewed as entrenching his management position or transferring certain value to him, especially if any conflict with him arises.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, we could be subject to severe penalties.

The PRC has enacted regulations that apply to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online advertising, online game and value-added telecommunication services. In addition, the PRC government may promulgate new laws, rules or regulations at any time. If these current or future laws, rules or regulations regarding Internet-related activities, are interpreted to be inconsistent with our ownership structure and/or our business operations, our business will be severely impaired and we could be subject to severe penalties. For example, the State Press and Publication Administration temporarily suspended the issuance of Online Publication Licenses, which caused us to be unable to obtain such license. As an alternative, we signed a contract with a third party, who holds such license, to publish our online game. We believe this practice has been adopted by most of our competitors and other Internet companies. However, it is unclear if the State Press and Publication Administration will permit this practice. If the State Press and Publication Administration prohibits us from publishing our game through a third party with a license, if the third party terminates the agreement for publishing our online game, or if we fail to maintain any other required permits or approvals, we may be subject to various penalties, including fines and the discontinuation of or restrictions on our operations. Any such disruption in our business operations would materially and adversely affect our business, financial condition and results of operations. In addition, as the online game industry is at an early stage of development in China, the PRC government might release new laws, new regulations and policies from time to time to implement restrictions and further regulation on the online games industry. For example, online games companies are required to install an “anti-fatigue system”, which discourages game participants from playing games for more than five hours per day.

In addition, the PRC government has implemented a compulsory requirement that online game players register their real names and provide ID numbers when playing games. With this requirement as to real-name registration for online game players, the government implemented a rating system for online games. For those online games rated as not suitable for children under the age of 18, children under the age of 18 will be unable to access such game if a real name registration is in place. As a result, our revenues from online games may be adversely affected. In addition, we may be required to apply for a new license or new qualification or transfer from an old type of license to a new type of license at any time as a result of the requirements of newly promulgated laws or new regulations. There often is a lengthy period between the enactment of such new requirements and the final issuance of any required license or qualification. Although effectiveness of any such new license ordinarily will be as of the date of filing of the application, we may be held liable for operating without a proper license and may be fined for any operations conducted during the application period.

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

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. For example, during 2006 five United States movie companies commenced a lawsuit against us in the PRC alleging that a movie download service we had been providing infringed their copyrights in the movies. In December 2006, the court decided the case against us, and ordered us to pay damages of approximately $138,000 to the U.S. movie companies. In addition, in 2007 a writer brought a lawsuit against in China claiming that we violated his copyright to 190 SMS messages in 2007. The Chinese court decided the case against us, and we paid damages of approximately $13,000 to the writer. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party Websites, which may be protected by copyright law. Although, in a recent judgment in China, the court deemed that one of the industry participants was not infringing the rights of copyright owners for its MP3 search services, we may face claims or lawsuits relating to our MP3 services in the future.

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

The MII has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, provision of online or wireless music, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. For instance, the MOC issued “Several Opinions of Development and Supervision of Online Music” in November 2006. In accordance with the requirements of the MOC, we have submitted most of the online music which we distributed in the PRC online or through wireless to the MOC for censoring and recording in March 2007. We may be required to be responsible for supervising nonprofit users’ distribution of online music on our portal. If we fail to comply with these requirements, we may be fined. Other aspects of our online operations may be subject to regulations in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we may be subject to severe penalties as discussed above.

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

Political, economic and social policies of the PRC government could affect our business.

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

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the PRC government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict the future effects of the economic reform and macroeconomic measures adopted by the PRC government on our business or results of operations. Furthermore, the PRC government has begun to pay more attention to social issues in recent years and has promulgated or may promulgate additional laws or regulations in this area, which could affect our business in China. For example, in July 2007, the PRC government issued the new Employment Contract Law, effective from January 1, 2008, providing more employment protection to employees in China. We believe that this will enhance our general staff moral and loyalty. At the same time, however, we may incur additional staff costs in the future.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are wholly-foreign owned enterprises, or WFOEs, which are enterprises incorporated in mainland China and wholly-owned by our indirect subsidiary, Sohu Hong Kong. Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are subject to laws and regulations applicable to foreign investment in mainland China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulation. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

If we cannot meet certain requirements of the Corporate Income Tax Law, our effective tax for 2008 and beyond would be increased significantly.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. New technology enterprises will enjoy a favorable tax rate of 15%, but the qualifying criteria for a new technology enterprise under the Corporate Income Tax Law have not been released yet. The previous income tax laws and rules, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, expired upon the effectiveness of the Corporate Income Tax Law.

The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for companies qualified as new technology enterprises under the previous income tax laws and rules and established before March 16, 2007 if they continue in the period after January 1, 2008 to meet the criteria for new technology enterprises under the previous income tax laws and rules. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Most of our China-based subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Since we intend to reinvest our earnings to further expand our businesses in mainland China, our foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2007, we have not recorded any withholding tax on the retained earnings of our foreign invested enterprises in China.

Currently, there are divergent views on how the Corporate Income Tax Law will be implemented. The Company's ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entities will obtain an approval of their new technology enterprise status under the Corporate Income Tax Law, whether they could continue to enjoy the unexpired tax holidays and how the withholding tax on dividends will be applied. If any of Sohu Era, Sohu Media, Sogou Technology, AmazGame Age, Sohu Internet, Sogou Information and Gamease Age cannot obtain an approval on their new technology enterprise status under the Corporate Income Tax Law and/or cannot continue to enjoy the unexpired tax holidays or if the withholding tax on dividends is applied in a manner different from our understanding, our effective tax rate will be increased significantly. Also, under the Corporate Income Tax Law, the tax bureau may disallow us to deduct certain types of expenses.

The Corporate Income Tax Law emphasizes the requirement of an arm’s length basis for transfer pricing arrangements between related parties. Also, it requires enterprises with related party transactions to prepare transfer pricing documentation which includes the basis for determining pricing, the computation methodology and detailed explanations. Under a tax inspection by tax authorities, if our transfer pricing arrangements between the China-based subsidiaries and VIEs are judged as tax avoidance, or related documentation does not meet the requirements of the Corporate Income Tax Law, our China-based subsidiaries and VIEs may be subject to tax adjustments and late payment interest.

Our subsidiaries and VIEs in China are subject to restrictions on paying dividends or making other payments to our overseas entities.

We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our Chinese subsidiaries and VIEs. As a result, we depend on dividend payments from our subsidiaries in China after they receive payments from our VIEs under various services and other arrangements. It is possible that our Chinese subsidiaries will not continue to receive the payments in accordance with our contracts with our VIEs. To the extent that the VIEs have undistributed after tax net income, we must pay tax on behalf of our employees who hold interests in the VIEs when the VIEs distribute dividends in the future. The current individual income tax rate is 20%. In addition, under PRC law, our China-based subsidiaries are only allowed to pay dividends to us out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. The Corporate Income Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Most of our China-based subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Moreover, our Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, up to 50% of their registered capital, to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

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

Our reporting currency is the US Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the US dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2006, the trading price of our common stock ranged from a low of $18.20 per share to a high of $29.43 per share. During 2007, the trading price of our common stock ranged from a low of $20.94 per share to a high of $64.83 per share. On February 27, 2007, the closing price of our common stock was $45.25 per share.

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

Our principal executive offices are located in the Sohu.com Internet Plaza in the Zhongguancun area of Beijing, China. On January 27, 2007 we entered into agreements with Vision Huaqing (Beijing) Development Co. Ltd., our then landlord, to purchase the premises we then occupied, at a purchase price of approximately $35.3 million. The premises consist of approximately 18,265 square meters. The actual transfer of title to the premises from Vision Huaqing (Beijing) Development Co. Ltd. to us was effective, and approval from the Beijing Municipal Bureau of State Land and Resources and Beijing Municipal Construction Committee was obtained, on February 14, 2007. We also lease sales and marketing office space in Shanghai, Guangzhou, Fuzhou, Wuhan, Chengdu, Tianjin, Chongqing, Hangzhou, Nanjing, Shijiazhuang, Shenyang and Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to our knowledge, threatened against us. From time to time we become subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our email, message boards and other communications and community features, such as claims alleging defamation or invasion of privacy. However, such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2007.

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

	2007		2006
	High	Low	High	Low
First quarter	$27.58	$21.26	$26.78	$18.20
Second quarter	32.18	20.94	29.43	23.03
Third quarter	41.40	27.30	26.54	20.21
Fourth quarter	64.83	37.85	25.68	20.42

The closing price of our common stock on February 27, 2008 as reported by the Nasdaq National Market was $45.25.

Holders

As of February 8, 2008, there were approximately 29 holders of record of our common stock. As of February 8, 2008, the latest practicable date, there were approximately 27,350 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2007, we did not repurchase any equity securities.

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

Through December 31, 2007, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

In October 2005, the board of directors approved our repurchase of outstanding shares of our common stock from the open market, on an opportunistic basis, up to $15 million. During the year ended December 31, 2006, we repurchased 690,580 shares at an average price of $21.72, utilizing the $15 million available under the program. In addition, on July 25, 2006, the board of directors approved an additional $15 million stock repurchase program. As of December 31, 2007, the Company had not repurchased any common stock under this new program.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the Nasdaq Stock Market (U.S. companies) Index (or the Nasdaq Market Index) and the Hemscott Group Index for Internet Information Providers (or Hemscott Group Index). The graph covers the period from December 31, 2002 to December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in our common stock, the Nasdaq Market Index and the Hemscott Group Index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Sohu.com Inc.	Hemscott Group Index	Nasdaq Market Index
12/31/2002	100.00	100.00	100.00
12/31/2003	467.34	278.22	150.36
12/31/2004	276.72	407.20	163.00
12/31/2005	286.56	618.85	166.58
12/31/2006	375.00	603.81	183.68
12/31/2007	851.88	823.71	201.91

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

In 2007, we adjusted our reportable segments and have reclassified results of our online game segment from our other operations and reported online game results as a separate segment. Accordingly, we reclassified the revenue and cost of revenue of the online game segment for the years prior to 2007 to conform with the current year classification.

Prior to 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, we recorded all such costs and expenses in product development expenses in the statements of operations. In 2007, in order to better present operating results and enhance comparability with industry peers, we reclassified expenses in relation to game operations, mainly salary and benefits of game masters, from product development expense to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Advertising	$119,216	$91,758	$70,897	$55,748	$29,503
Non-advertising	69,718	42,478	33,650	41,290	47,135

	188,934	134,236	104,547	97,038	76,638
Cost of revenues:
Advertising	44,377	28,457	17,688	12,058	7,187
Non-advertising	20,386	19,906	15,629	16,614	14,976

	64,763	48,363	33,317	28,672	22,163

Gross profit	124,171	85,873	71,230	68,366	54,475

Operating expenses:
Product development	25,443	17,651	12,832	8,018	7,144
Sales and marketing	47,506	28,532	20,110	15,488	9,514
General and administrative	17,418	13,092	10,153	8,521	5,029
Amortization of intangible assets	1,093	1,993	1,948	1,360	57

Total operating expenses	91,460	61,268	45,043	33,387	21,744

Operating profit	32,711	24,605	26,187	34,979	32,731

Other income	887	477	2,447	(838)	(964)
Interest income	2,793	3,216	2,500	2,444	1,950

Income before income tax expense	36,391	28,298	31,134	36,585	33,717
Income tax expense	(1,487)	(1,579)	(11)	37	(6,650)

Income from continuing operations	34,904	26,719	31,123	36,622	27,067
Minority interests	47	7	—	—	—

Net income from continuing operations	34,951	26,726	31,123	36,622	27,067
Loss from discontinued e-commerce operations	(20)	(841)	(1,342)	(985)	(710)

Net income	$34,931	$25,885	$29,781	$35,637	$26,357

Basic net income per share	$0.94	$0.70	$0.82	$0.98	$0.74

Shares used in computing basic net income per share	37,133	36,730	36,309	36,369	35,483

Diluted net income per share	$0.90	$0.68	$0.77	$0.89	$0.66

Shares used in computing diluted net income per share	38,919	39,105	39,680	41,011	40,351

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents and investments in marketable debt securities	$122,706	$129,698	$133,086	$141,322	$142,570
Restricted cash	4,324	4,774	991	—	—
Working capital	85,702	61,909	116,962	115,405	121,369
Total assets	290,517	253,591	239,681	234,767	205,055
Zero coupon convertible senior notes	6	59,780	74,780	90,000	90,000
Total liabilities	71,613	97,575	109,833	126,268	113,416
Minority interests	7	53	—	—	—
Total shareholders’ equity	218,897	155,963	129,848	108,499	91,639

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading online media, search, online game and mobile value-added services company providing comprehensive online products and services to consumers and businesses in China, through our comprehensive matrices of web properties, consisting of the mass portal and leading online media destination www.sohu.com; the interactive search engine www.sogou.com; the leading games information portal www.17173.com; one of the top real estate Websites www.focus.cn; the leading online alumni club www.chinaren.com; a leading online mapping service Website www.go2map.com and the wireless value-added services provider www.goodfeel.com.cn. We offer our user community very broad choices regarding information, entertainment, communication, online game and wireless services. We derive revenue primarily through the sale of brand advertising, sponsored search, online game and wireless services. We also sponsor major events to further enhance our viewership and create a positive branding impact.

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name sohu.com. In September 1999, we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, 21 East Beijing, Gamease Age and New 21 East.

On May 31, 2005, we completed the acquisition of all of the outstanding capital stock of Go2Map Inc., and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc (collectively “Go2Map”). Go2Map is one of the leading online mapping service providers in China. Revenues of $919,000 and $1.2 million, costs and expenses of $3.6 million and $2.8 million for the year ended December 31, 2007 and 2006, respectively.

We incurred significant net losses from our inception in August 1996 through the quarter ended June 30, 2002. These losses were funded with private placements of convertible preferred stock and our initial public offering. As of December 31, 2007, we had retained earnings of $79.4 million. However, we intend to continue spending on content enhancements, research and development, technology, infrastructure, marketing and brand development. As a result, net losses could occur in the future. We anticipate funding such losses in excess of our retained earnings, if any, with cash flows from operating activities and the remaining proceeds from our initial public offering.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for online game revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense, and valuation allowance against deferred tax assets, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Online game revenues are collected through sale of our prepaid cards, which we sell in both virtual and physical form, to third party distributors and retailers. Prior to December 2006, we operated our MMORPG games under a time-based model. Under this model, the proceeds from sale of prepaid cards from distributors or retailers are deferred when received and revenue is recognized based upon the actual usage of time units by the end users. In December 2006, we changed the revenue model from time-based to item-based. Under the new item-based model, players play a game on a free of charge basis and with the ability to purchase in-game premium features. Proceeds from sale of prepaid cards are deferred when received and revenue is recognized over the estimated lives of the premium features purchased or as the premium features are consumed. While we have adopted the new item-based model for our online games for a relatively short operation history, we considered the average period that players typically play our games and other player behavior patterns to arrive at our best estimates for the lives of these in-game features. However, if different assumptions were used and resulted in a different estimate of the average period, it may impact the timing that we record our revenues.

Wireless revenues are derived from providing SMS, RBT, WAP, MMS and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. Recently, the time lag in receiving monthly statements from one of the mobile network operators has increased. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, we, using information generated from our own internal system and historical data, make estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $538,000 (gross margin underestimate of $286,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate and bad debt rate per an operator’s statement and our internal estimates could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended December 31, 2007, 69.9% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, principally whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction. To the extent we are acting as a principal in a transaction, we report as revenue the payments received on a gross basis, and reports as costs of revenue the amounts attributable to services provided by mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis reporting as revenue the payments received less commission and other payments to third parties. The determination of whether we are serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

Based on our assessment, the majority of our wireless revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the wireless services. The content and nature of the wireless services are designed and developed by us (either independently or with third parties) and originate from our Websites, our links located on third parties’ Websites, or one of our dedicated phone numbers. The mobile network operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customer purchases the wireless content, community access or value-added services, such as news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. The end customer receives identical services from us regardless of which mobile network operator is used to deliver the message. In addition, we provide customer services to the end customers directly and we could be requested by the mobile network operators to assume the credit risk if the operators are not able to collect fees from the end customers. We have determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile network operators set maximum prices that we can charge and that the mobile network operators also have the right to set requirements and procedures associated with using their platform. However, we have determined that the gross revenue reporting indicators are stronger, because we are the primary obligor, adds value to the products, has inventory risk related to content and products, and has reasonable pricing latitude.

To the extent revenues are recorded gross, any commissions or other payments to third parties are recorded as costs or expenses so that the net amount (gross revenues, less costs and expenses) flows through to operating income. Accordingly, the impact on operating income is the same whether we record the revenue on a gross or net basis.

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of December 31, 2007 and December 31, 2006 was a gain of $11.9 million and $5.2 million, respectively.

Allowance for Doubtful Accounts Receivable

Our management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $29.1 million, net of allowance for doubtful accounts of $2.1 million as of December 31, 2007. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of December 31, 2007, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise office buildings, investment properties, computer equipment and hardware, office furniture, vehicles and leasehold improvements, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include prepaid content fees and rental deposits. We amortize the content fees over the terms of the contracts. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of December 31, 2007, we were not aware of any indication of impairment of our intangible assets, fixed assets and other assets.

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

As of December 31, 2007, the majority of our deferred tax assets are related to net operating losses that would apply to United States income taxes. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from these net operating losses will not be realized. The remaining deferred tax assets are related to China-based subsidiaries and VIEs, resulting from net operating losses and temporary differences between accounting and tax bases. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

In order to focus on our core business of online advertising, on June 20, 2006, we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all periods presented.

Revenues

Total revenues were $188.9 million and $134.2 million for the years ended December 31, 2007 and 2006, respectively.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $119.2 million and $91.8 million, or 63% and 68% of total revenues for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, advertising revenues consisted of revenues from brand advertising of $112.1 million, and revenues from sponsored search of $7.1 million. For the year ended December 31, 2006, advertising revenues consisted of revenues from brand advertising of $79.0 million, and revenues from sponsored search of $12.8 million.

Brand advertising. Brand advertising revenues increased by $33.1 million to $112.1 million for the year ended December 31, 2007 as compared to $79.0 million for the year ended December 31, 2006. The increase of revenues in 2007 was attributable to increase of number of advertisers and increase of price. The increase of $33.1 million from 2006 to 2007 consisted of: (i) a $17.1 million increase from advertisers who advertised with us during the year ended December 31, 2007 but did not advertise on our Websites during the year ended December 31, 2006; (ii) a $37.5 million increase in revenues from the advertisers who advertised with us in 2006 and continued to do so in 2007; and (iii) a $21.5 million decrease in revenues as some of the advertisers who advertised with us during the year ended December 31, 2006 did not advertise on our Websites during the year ended December 31, 2007. We had approximately 1,070 advertisers in 2007 as compared to 850 advertisers in 2006. Sales to our five largest advertisers comprised both 14% of total brand advertising revenues for the years ended December 31, 2007 and 2006, respectively. No single advertiser accounted for more than 10% of total brand advertising revenues for the years ended December 31, 2007 and 2006. Our advertising customers consisted primarily of companies within automobile, real estate, online games, information technology, financial services and fast moving consumer goods industries. The fastest growing sectors for brand advertising were online games, fast moving consumer goods and financial services industries in 2007. As of December 31, 2007 and 2006, we had $1.4 million and $2.2 million of receipts in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the years ended December 31, 2007 and 2006, we recorded brand advertising revenues of approximately $962,000 and $42,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement that expired in November 2006 and has been extended to November 2009. Fujian Tian Qing was the owner of 17173.com Website prior to our acquisition of 17173.com from them.

Sponsored search. Sponsored search services revenue decreased by $5.7 million to $7.1 million for the year ended December 31, 2007 as compared to $12.8 million for the year ended December 31, 2006. Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 32% of the total sponsored search revenues in 2007 as compared to 28% in 2006. The decrease in sponsored search revenues mainly resulted from our efforts to further strengthen our anti-fraudulent click-through mechanism starting from second half of 2006 which resulted in a decrease in average click-through rates. We believe the improved anti-fraudulent click-through mechanism will provide benefits to our sponsored search business in the long run.

Non-advertising Revenues

Non-advertising revenues are derived principally from online game, wireless and other services.

Non-advertising revenues were $69.7 million and $42.5 million, or 37% and 32% of total revenues for the years ended December 31, 2007 and 2006, respectively.

For the year ended December 31, 2007, non-advertising revenues consisted of revenues from online game of $42.1 million, from wireless of $26.3 million and from other services of $1.3 million. For the year ended December 31, 2006, non-advertising revenues consisted of revenues from online game of $8.5 million, from wireless of $32.6 million and from other services of $1.4 million.

Online game. Our online game revenues are mainly derived from two game titles, TLBB and BO. TLBB is our first in-house developed online game launched on May 9, 2007. BO was licensed from a local independent game development studio and launched in October 2004.

For the year ended December 31, 2007, online game revenues increased by $33.6 million to $42.1 million as compared to $8.5 million for the year ended December 31, 2006. This was primarily due to the commercial launch of TLBB in May 2007, with total revenue of $35.2 million in 2007, representing 84% of total online game revenues. As of December 31, 2007, the total registered users of TLBB had reached 23 million. In 2007, peak concurrent users of TLBB had exceeded 500,000.

The following table sets forth revenue derived from TLBB in China and related operating data:

	Three Months Ended
	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007
TLBB revenue (USD$’000)	21,757	10,794	2,256
APA (in thousands)*	1,096	690	209
ARPU (in RMB)**	147	118	82

Notes:
*	Quarterly APA, or quarterly active paying accounts, is the aggregate number of accounts from which game points are utilized at least once during the quarter.
**	Quarterly ARPU, or quarterly revenue per active paying accounts, is our online game net revenues during the quarter divided by the quarterly active paying accounts of TLBB during the quarter; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

The success of TLBB in China has enabled us to license the game in the overseas market. In August 2007, we licensed TLBB to an operator in Vietnam. For the year ended December 31, 2007, we recorded revenues of $345,000 for the license fees and usage-based royalties from this arrangement.

Online game revenues are collected through sale of our prepaid cards, which we sell in both virtual and physical form, to third party distributors and retailers. We account for proceeds from sale of prepaid game cards from distributors or retailers as receipts in advance from distributors in our consolidated balance sheet, prior to their registration to specific game accounts. Once a prepaid game card is registered to a specific game account, we account for related amounts as deferred revenues. As of December 31, 2007, we had receipts in advance from distributors of $6.5 million and deferred revenues of $2.0 million, as compared with $0.7 million and $0.3 million, respectively, as of December 31, 2006.

Wireless. Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Because of restrictions on foreign companies operating in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our fees from customers. Our VIEs collect the fees from the operators and we then transfer the fees to our subsidiaries on a periodic basis. There was no material impact in 2007 on our revenues or margins from our reliance on these related party arrangements. Our wireless services include news, weather forecast, chatting, entertainment information, ring tone, and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the year ended December 31, 2007, we ordinarily charged monthly fees ranging from approximately $0.065 to $4.037 and per message/download fees ranging from approximately $0.006 to $0.538.

For the year ended December 31, 2007, our wireless revenues decreased by $6.3 million to $26.3 million as compared to $32.6 million for the year ended December 31, 2006, primarily due to decreases of $5.7 million in SMS revenues and $4.6 million in WAP revenues and MMS revenues. This decrease was partially offset by an increase of $4.0 million in RBT revenues and IVR revenues. The decrease in SMS revenues was primarily due to the ongoing negative impact of policies such as double confirmation, billing reminders and details of promotion adopted by SPs issued by mobile network operators starting from July 2006. The decrease in WAP revenues was primarily due to the continuing negative impact of operational policy changes, which include limitations on promotion activities for WAP products and the sending of fee reminders to WAP service users, implemented by a mobile network operator in late 2006. The increase in RBT and IVR revenue in 2007 was because of our continued market development effort and product diversification.

Others. Our other services mainly consist of office space rental income, sales of software to third parties, provision of applications service provider (or ASP) services and construction of websites. For the years ended December 31, 2007 and 2006, revenues for other services were $1.3 million and $1.4 million, respectively.

COSTS AND EXPENSES

Prior to 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, we recorded all such costs and expenses in product development expenses in the statements of operations. In 2007, in order to better present operating results and to enhance comparability with industry peers, we reclassify expenses in relation to game operations, mainly salary and benefits of game masters, from product development expenses to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified. Such reclassification amounted to $1.3 million for the year ended December 31, 2006.

Cost of Revenues

Total cost of revenues was $64.8 million and $48.4 million for the years ended December 31, 2007 and 2006, respectively.

Cost of Advertising Revenues

Cost of advertising revenues increased by $15.9 million to $44.4 million for the year ended December 31, 2007 as compared to $28.5 million for the year ended December 31, 2006.

Brand advertising. Cost of brand advertising revenues includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $38.7 million and $23.2 million for the years ended December 31, 2007 and 2006, respectively. The increase of $15.5 million consisted of a $4.7 million increase in content purchases, a $3.9 million increase in personnel expense, a $2.6 million increase in payments to our business partners, a $2.1 million increase in bandwidth leasing cost to our expanded business, a $1.4 million increase in depreciation expense and a $0.8 million increase in other costs. Our brand advertising gross margin for the years ended December 31, 2007 and 2006 was 65% and 71%, respectively. The decrease was mainly because of increased spending on content purchases, increase in headcount, bandwidth leasing costs and server depreciation costs.

Sponsored search. Cost of sponsored search revenues consists primarily of relevant depreciation of servers and computer equipment, bandwidth leasing costs, payments to our Website Alliance, personnel costs and data collection cost. Cost of sponsored search revenues was $5.6 million for the year ended December 31, 2007 as compared to $5.2 million for the year ended December 31, 2006. The increase in cost of sponsored search revenues resulted from an increase of $1.0 million in relevant depreciation and bandwidth leasing costs, which was offset by a $580,000 decrease in payment to Website alliances. Our sponsored search gross margin for the years ended December 31, 2007 and 2006 was 21% and 59%, respectively. The decrease was mainly due to lower revenue and higher server depreciation and bandwidth leasing costs in relation to the launch of Sogou 3.0 in late 2006.

Cost of Non-advertising Revenues

Cost of non-advertising revenues was $20.4 million and $19.9 million for the years ended December 31, 2007 and 2006, respectively.

Online game. Cost of online game revenues primarily consists of personnel costs relating to the operation of the games, bandwidth leasing costs, revenue sharing with the game developer of BO and depreciation of servers and computer equipment. Cost of online game revenues was $7.1 million for the year ended December 31, 2007 as compared to $3.9 million for the year ended December 31, 2006. The increase in cost of online game revenues was mainly due to increased server depreciation and bandwidth leasing costs due to the launch of TLBB, and increase of personnel costs relating to operation of TLBB. Our online game gross margins were 83% for the year ended December 31, 2007 as compared to 54% for the year ended December 31, 2006. The increase primarily represents contribution from TLBB.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party providers for promotion services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues decreased by $3.1 million to $12.3 million for the year ended December 31, 2007, as compared to $15.4 million for the year ended December 31, 2006. The decrease in cost of wireless revenues resulted from a decrease of $5.2 million in collection charges, transmission charges and expenses related to penalties paid to mobile network operators; the decrease was partially offset by an increase of $2.1 million paid to third party wireless service alliances and content or service providers. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.003 to $0.027 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 60% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the year of 2007. Our wireless gross margins were both 53% for the years ended December 31, 2007 and 2006.

Others. Cost of revenues for other services, was $939,000 and $570,000 for the years ended December 31, 2007 and 2006, respectively. Cost of revenues for other services mainly consists of personnel and other expenses in connection with sales of software, provision of ASP services and construction of websites.

Product Development Expenses

Product development expenses increased by $7.7 million to $25.4 million for the year ended December 31, 2007, as compared to $17.7 million for the year ended December 31, 2006. The increase was primarily due to a $4.9 million increase in personnel expenses resulting from an increase in headcount, salaries and bonuses, a $2.2 million increase in license fee, and a $1.0 million increase in share-based compensation expense under SFAS 123(R), which was offset by a $400,000 decrease in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $19.0 million to $47.5 million for the year ended December 31, 2007, as compared to $28.5 million for the year ended December 31, 2006. The increase primarily consisted of a $13.7 million increase in advertising and promotion expenses, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category, investment in corporate branding, marketing expenses for Sohu 3.0 and TLBB, a $4.0 million increase in personnel expenses resulting from an increase in headcount, salaries and sales commission, and a $1.3 million increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.3 million to $17.4 million for the year ended December 31, 2007, as compared to $13.1 million for the year ended December 31, 2006. The increase was primarily due to a $1.7 million increase in personnel expenses, a $1.0 million increase in professional fee, a $900,000 increase in share-based compensation expense under SFAS 123(R), and a $700,000 increase in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $1.1 million and $2.0 million for the years ended December 31, 2007 and 2006, respectively, which were mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit increased by $8.1 million to $32.7 million for the year ended December 31, 2007, as compared to $24.6 million for the year ended December 31, 2006. The operating profit for the years ended December 31, 2007 and 2006 included $8.8 million and $6.9 million, respectively, for share-based compensation expense recorded under SFAS 123(R).

Other Income

For the year ended December 31, 2007, other income of $887,000 mainly consisted of $561,000 gain from disposal of interest in an associate. In addition, we have also recorded approximately $503,000 of certain tax refund. This was offset by the amortization of $248,000 of the offering costs of our zero coupon convertible senior notes issued in July 2003. For the year ended December 31, 2006, other income of $477,000 mainly consisted of $793,000 of gains from early redemption of zero coupon convertible senior notes with face value of $15.0 million and our share of profits of $151,000 from our investment in an associate. This was offset by the amortization of $537,000 of the offering costs of our zero coupon convertible senior notes issued in July 2003.

Interest Income

Interest income includes net interest income and foreign currency exchange gains. For the year ended December 31, 2007, interest income was $2.8 million as compared to $3.2 million for the year ended December 31, 2006. The decrease was mainly due to the repayment of our convertible notes of $58.5 million in July, which decreased the average cash balance for the year.

Income Tax Expense

For the year ended December 31, 2007, income tax expense was $1.5 million as compared to $1.6 million for the year ended December 31, 2006.

Most of our income is earned by our China-based subsidiaries and VIEs. Prior to January 1, 2008, our subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Our China-based subsidiaries and VIEs, Sohu Era, Sohu Media, Sogou Technology, AmazGame Age, Sohu Internet, Sogou Information and Gamease Age, enjoyed tax benefits which were available to new technology enterprises beginning with their first year of operations. Under the previous income tax laws and rules, new technology enterprises could enjoy a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. For the year ended December 31, 2007, Sohu Era and Sohu Internet were subject to 7.5%, while Sohu Media, Sogou Technology, AmazGame Age, Sogou Information and Gamease Age, were exempted from income tax.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. New technology enterprises will still enjoy a favorable tax rate of 15%, but the qualifying criteria for a new technology enterprise under the Corporate Income Tax Law have not been released yet. The previous income tax laws and rules, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, expired upon the effectiveness of the Corporate Income Tax Law.

The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for companies qualified as new technology enterprises under the previous income tax laws and rules and established before March 16, 2007 if they continue in the period after January 1, 2008 to meet the criteria for new technology enterprises under the previous income tax laws and rules. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Most of our China-based subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Since we intend to reinvest our earnings to further expand our businesses in mainland China, our foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2007, we have not recorded any withholding tax on the retained earnings of our foreign invested enterprises in China.

Currently, there are divergent views on how the Corporate Income Tax Law will be implemented. The Company’s ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entities will obtain an approval of their new technology enterprise status under the Corporate Income Tax Law, whether they can continue to enjoy the unexpired tax holidays and how the withholding tax on dividends will be applied. If any of Sohu Era, Sohu Media, Sogou Technology, AmazGame Age, Sohu Internet, Sogou Information and Gamease Age cannot obtain an approval on their new technology enterprise status under the Corporate Income Tax Law and/or cannot continue to enjoy the unexpired tax holidays or if the withholding tax on dividends is applied in a manner different from our understanding, our effective tax rate will be increased significantly.

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

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in our consolidated financial statements, resulting in minority interests of $47,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively.

Net Income from Continuing Operations

For the year ended December 31, 2007, income from continuing operations was $35.0 million, as compared to $26.7 million for the year ended December 31, 2006.

Loss from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the year ended December 31, 2007, loss from discontinued e-commerce operations was $20,000, as compared to $841,000 for the year ended December 31, 2006.

Net Income

As a result of the foregoing, we had net income of $34.9 million for the year ended December 31, 2007, as compared to net income of $25.9 million for the year ended December 31, 2006. The net income for the years ended December 31, 2007 and 2006 included $8.8 million and $6.9 million of share-based compensation expense recorded under SFAS 123(R).

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

In order to focus on our core business of online advertising, on June 20, 2006 we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all periods presented.

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

Brand advertising. Brand advertising revenues increased by $20.5 million to $79.0 million for the year ended December 31, 2006 as compared to $58.5 million for the year ended December 31, 2005. The increase in revenues in 2006 was attributable to an increase of the number of advertisers and an increase in prices. The increase of $20.5 million from 2005 to 2006 consisted of: (i) a $15.2 million increase from advertisers who advertised with us during the year ended December 31, 2006 but did not advertise on our Websites during the year ended December 31, 2005; (ii) a $17.9 million increase in revenues from advertisers who advertised with us in 2005 and continued to do so in 2006; and (iii) a $12.6 million decrease in revenues as some of the advertisers who advertised with us during the year ended December 31, 2005 did not advertise on our Websites during the year ended December 31, 2006. We had approximately 850 advertisers in 2006 as compared to 800 advertisers in 2005. Sales to our five largest advertisers constituted 14% and 17% of total brand advertising revenues for the years ended December 31, 2006 and 2005, respectively. No single advertiser accounted for more than 10% of total brand advertising revenues for the years ended December 31, 2006 and 2005. Our advertising customers consisted primarily of companies within the automobile, real estate, information technology, online games, financial services and telecommunication industries. The fastest growing sectors for brand advertising in 2006 were fast moving consumer goods and financial services industries. As of December 31, 2006 and 2005, we had $2.2 million and $1.5 million of receipts in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the years ended December 31, 2006 and 2005, we recorded brand advertising revenues of approximately $42,000 and $626,000, respectively, from Fujian Tian Qing, formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. Those advertising services were provided pursuant to a three-year advertising framework agreement which expired in November 2006 and has been extended to November 2009. Fujian Tian Qing was the owner of 17173.com Website prior to our acquisition of 17173.com from them.

Sponsored search. Sponsored search services revenue increased by $0.4 million to $12.8 million for the year ended December 31, 2006 as compared to $12.4 million for the year ended December 31, 2005. Sponsored search services primarily include priority placements in our search directory and listing in our classified advertisement section, in addition to pay-for-click services consisting of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services amounted to $3.6 million, accounting for approximately 28% of the total sponsored search revenues in 2006 as compared to 25% in 2005. The increase in sponsored search revenues mainly resulted from an increase in the number of sponsored links and traffic in 2006.

Non-advertising Revenues

Non-advertising revenues are derived principally from online game, wireless and other services.

Non-advertising revenues were $42.5 million and $33.7 million, or both 32% of total revenues for the years ended December 31, 2006 and 2005.

For the year ended December 31, 2006, non-advertising revenues consisted of revenues from online game of $8.5 million, from wireless of $32.6 million and from other services of $1.4 million. For the year ended December 31, 2005, non-advertising revenues consisted of revenues from online game of $5.8 million, from wireless of $26.3 million and from other services of $1.5 million.

Online game. Prior to 2007, we operated two licensed online games, KO and BO. KO was licensed from a Korean game development company and was terminated in November 2006 when the license expired. BO was licensed from a local independent game development studio and launched in October 2004.

For the year ended December 31, 2006, online game revenues increased by $2.7 million to $8.5 million as compared to $5.8 million for the year ended December 31, 2005. The $8.5 million included $380,000 of revenue recognized upon the forfeiture of expired game points.

Wireless. Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Because of restrictions on foreign companies operating in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our fees from customers. Our VIEs collect the fees from the operators and we then transfer the fees to our subsidiaries on a periodic basis. There was no material impact on our revenues or margins from our reliance on these related party arrangements. Our wireless services include news, weather forecast, chatting, entertainment information, ring tone, and logo downloads and various other mobile related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the year ended December 31, 2006, we ordinarily charged monthly fees ranging from approximately $0.062 to $3.835 and per message/download fee ranging from approximately $0.006 to $0.511.

For the year ended December 31, 2006, our wireless revenues increased by $6.3 million to $32.6 million as compared to $26.3 million for the year ended December 31, 2005, primarily due to increases of $3.2 million in SMS revenues, $1.4 million in WAP revenues, $1.0 million in MMS revenues, and $1.4 million in RBT revenues. This increase was partially offset by a decrease of $0.7 million in IVR revenues. The increase in SMS, WAP, MMS and RBT products in 2006 was because of our continued market development effort and product diversification; the decrease in IVR revenues was primarily due to our limited marketing activities for this product.

In early July 2006, the two major mobile network operators in China, CMCC and Unicom, introduced new policies on wireless value-added services, including double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscription to monthly subscriptions. In October 2006, the Ministry of Information Industry (or MII) issued further guidelines regulating the wireless value-added services industry. Based on current trends, it appears that the mobile network operators and regulator may continue to tighten or change operation policies. Our wireless revenue for the second half of year 2006 was negatively impacted by such regulations. In the long run, we believe the industry’s overall development will benefit from those regulations.

Others. Other services consist of sales of software to third parties. For the year ended December 31, 2006, revenues from ASP services were $1.1 million, as compared to $1.0 million for the period from May 31, 2005, the acquisition date of Go2Map, to December 31, 2005.

COSTS AND EXPENSES

Prior to 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, we recorded all such costs and expenses in product development expenses in the statements of operations. In 2007, in order to better present operating results and to enhance comparability with industry peers, we reclassify expenses in relation to game operations, mainly salary and benefits of game masters, from product development expenses to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified. Such reclassification amounted to $1.3 million and $0.9 million for the years ended December 31, 2006 and 2005.

Cost of Revenues

Total cost of revenues was $48.4 million and $33.3 million for the years ended December 31, 2006 and 2005, respectively.

Cost of Advertising Revenues

Cost of advertising revenues increased by $10.8 million to $28.5 million for the year ended December 31, 2006 as compared to $17.7 million for the year ended December 31, 2005.

Brand advertising. Cost of brand advertising revenues includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $23.2 million and $14.6 million for the years ended December 31, 2006 and 2005, respectively. The increase of $8.6 million consisted of a $2.6 million increase in content purchases, a $1.9 million increase in personnel expense, a $1.5 million increase in bandwidth leasing cost to our expanded business, a $1.4 million expense for share-based compensation due to the adoption of SFAS 123(R), a $1.2 million increase in depreciation expense and other costs. Our brand advertising gross margin for the years ended December 31, 2006 and 2005 was 71% and 75%, respectively. Our brand advertising gross margin decreased for the year ended December 31, 2006 mainly because of share-based compensation expense due to the adoption of SFAS 123(R) starting from January 1, 2006, and more spending on content purchases, personnel costs and bandwidth leasing costs.

Sponsored search. Cost of sponsored search revenues consisted primarily of payments to our Website Alliance, data collection cost, personnel costs, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of sponsored search revenues was $5.2 million for the year ended December 31, 2006 as compared to $3.1 million for the year ended December 31, 2005. The increase in cost of sponsored search revenues resulted from an increase of $1.4 million in relevant depreciation and bandwidth leasing costs, an increase of $500,000 in payment to Website alliances and an increase of $200,000 in salary and benefits costs. Our sponsored search gross margin for the years ended December 31, 2006 and 2005 was 59% and 75%, respectively.

Cost of Non-advertising Revenues

Cost of non-advertising revenues was $19.9 million and $15.6 million for the years ended December 31, 2006 and 2005, respectively.

Online game. Cost of online game revenues primarily consists of personnel costs relating to the operation of the games, bandwidth leasing costs, revenue sharing with the game developers of KO and BO and depreciation of servers and computer equipment. Cost of online game revenues was $3.9 million for the year ended December 31, 2006 as compared to $2.7 million for the year ended December 31, 2005. Our online game gross margins were 54% and 53% for the years ended December 31, 2006 and 2005, respectively.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party content providers for services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues increased by $3.4 million to $15.4 million for the year ended December 31, 2006, as compared to $12.0 million for the year ended December 31, 2005. The increase in cost of wireless revenues resulted from an increase of $2.3 million in collection charges, transmission charges and expenses related to penalties paid to mobile network operators and an increase of $1.1 million paid to third party wireless service alliances and content providers. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.002 to $0.031 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 55% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in 2006. Our wireless gross margins were 53% and 54% for the years ended December 31, 2006 and 2005, respectively.

Others. Cost of revenues for other services was $570,000 and $914,000 for the years ended December 31, 2006 and 2005, respectively. Following the acquisition of Go2Map, cost of other revenues mainly of personnel and other expenses in connection with sale of software and provision of ASP services. For the year ended December 31, 2006, the cost of sales of software and provision of ASP services was $500,000, as compared to $300,000 for the period from May 31, 2005, the acquisition date of Go2Map, to December 31, 2005.

Product Development Expenses

Product development expenses increased by $4.9 million to $17.7 million for the year ended December 31, 2006, as compared to $12.8 million for the year ended December 31, 2005. The increase was primarily due to a $2.8 million increase in personnel expenses resulting from an increase in headcount and salary increment and $1.9 million of share-based compensation expense under SFAS 123(R), and an increase in other expenses of $200,000.

Sales and Marketing Expenses

Sales and marketing expenses increased by $8.4 million to $28.5 million for the year ended December 31, 2006, as compared to $20.1 million for the year ended December 31, 2005. The increase primarily consisted of a $3.9 million increase in advertising and promotion expenses, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category and marketing activities of the 2006 FIFA World Cup, $1.6 million for share-based compensation expense under SFAS 123(R), a $1.5 million increase in personnel expenses resulting from an increase in headcount and salary increment, a $811,000 increase in traveling and entertainment expenses, and a $589,000 increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.9 million to $13.1 million for the year ended December 31, 2006, as compared to $10.2 million for the year ended December 31, 2005. The increase was primarily due to a $1.7 million increase in personnel expenses and $1.4 million in share-based compensation expense under SFAS 123(R), which was offset by a $200,000 decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $2.0 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively, which was mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

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

Other Income

For the year ended December 31, 2006, other income of $477,000 mainly consisted of $793,000 of gains from early redemption of zero coupon convertible senior notes with face value of $15.0 million and our share of profits of $151,000 from our investment in an associate. This was offset by the amortization of $537,000 of the offering costs of our zero coupon convertible senior notes issued in July 2003. For the year ended December 31, 2005, other income of $2.4 million mainly included gains of $1.2 million arising from early redemption of zero coupon convertible senior notes with face value of $15.22 million. In addition, due to an exemption regarding payment of certain taxes and receipts of tax refunds by our China-based subsidiaries, we also recorded an approximately $1.7 million gain as other income. This was offset by the amortization of $724,000 of the offering costs of our zero coupon convertible senior notes issued in July 2003.

Interest Income

Interest income includes net interest income and foreign currency exchange gains. For the year ended December 31, 2006, interest income was $3.2 million, as compared to $2.5 million for the year ended December 31, 2005. The increase was mainly due to an increase in market interest rates and RMB appreciation.

Income Tax Expense

For the year ended December 31, 2006, income tax expense was $1.6 million as compared to $11,000 for the year ended December 31, 2005.

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

Loss from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the year ended December 31, 2006, loss from discontinued e-commerce operations was $841,000, as compared to $1.3 million for the year ended December 31, 2005. As of the date we discontinued our e-commerce operations, we had performed a specific review on all the assets related to the e-commerce segment. We provided an additional allowance for doubtful receivables amounting to $154,000 and allowance on all inventory balances amounting to $134,000 in June 2006 when we discontinued the e-commerce business. As the fixed assets previously used by the e-commerce operation could generally be used by other segments, we did not dispose of significant fixed assets nor provide any impairment charge.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements (or SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. We are currently evaluating the potential impact on our financial statements, if any, upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (or SFAS 141R). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe there will be no material impact on our financial statements upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We believe there will be no material impact on our financial statements upon adoption of this standard.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of “plain vanilla” share options in accordance with SFAS 123(R) beyond December 31, 2007. We believe there will be no material impact on our financial statements upon adoption of this standard.

QUARTERLY RESULTS OF OPERATIONS

Demonstrating our full dedication to our core business of online advertising, on June 20, 2006, we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as discontinued operations. Accordingly, our statements of operations separate the discontinued operation for all periods presented.

In 2007, we adjusted our reportable segments and have reclassified results of our online game segment from our other operations and reported online game results as a separate segment. Accordingly, we reclassified the revenue and cost of revenue of the online game segment for the years prior to 2007 to conform with the current year classification.

Prior to 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, we recorded all such costs and expenses in product development expenses in the statements of operations. In 2007, in order to better present operating results and enhance comparability with industry peers, we reclassified expenses in relation to game operations, mainly salary and benefits of game masters, from product development expense to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified.

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2007. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
	(unaudited, in thousands, except per share data)
Revenues:
Advertising:
Brand advertising	$32,166	$29,781	$26,632	$23,527	$21,990	$21,024	$19,304	$16,675
Sponsored search	1,532	1,745	1,747	2,086	2,937	2,852	3,526	3,450

Subtotal of advertising revenues	33,698	31,526	28,379	25,613	24,927	23,876	22,830	20,125

Non-advertising:
Online game	23,961	12,693	3,825	1,617	2,104	2,214	2,121	2,086
Wireless	7,341	6,832	6,588	5,576	6,750	8,839	8,994	8,009
Others	342	467	196	280	569	469	129	194

Subtotal of non-advertising revenues	31,644	19,992	10,609	7,473	9,423	11,522	11,244	10,289

Total revenues	65,342	51,518	38,988	33,086	34,350	35,398	34,074	30,414
Cost of revenues:
Advertising:
Brand advertising	11,049	10,253	9,287	8,144	7,089	6,181	5,610	4,331
Sponsored search	1,353	1,330	1,383	1,578	1,686	1,221	1,247	1,092

Subtotal of cost of advertising revenues	12,402	11,583	10,670	9,722	8,775	7,402	6,857	5,423

Non-advertising:
Online game	2,765	2,078	1,401	869	854	1,006	1,014	1,021
Wireless	3,238	3,311	3,175	2,610	3,061	4,104	4,464	3,812
Others	530	178	132	99	145	200	131	94

Subtotal of cost of non-advertising revenues	6,533	5,567	4,708	3,578	4,060	5,310	5,609	4,927

Total cost of revenues	18,935	17,150	15,378	13,300	12,835	12,712	12,466	10,350
Gross profit	46,407	34,368	23,610	19,786	21,515	22,686	21,608	20,064
Operating expenses:
Product development	8,395	6,875	5,494	4,679	4,692	4,741	4,298	3,920
Sales and marketing	17,186	13,573	9,457	7,290	7,889	7,236	7,033	6,374
General and administrative	5,746	4,900	3,414	3,358	2,723	4,094	3,199	3,076
Amortization of intangible assets	202	202	310	379	466	509	509	509

Total operating expenses	31,529	25,550	18,675	15,706	15,770	16,580	15,039	13,879

Operating profit	14,878	8,818	4,935	4,080	5,745	6,106	6,569	6,185
Other income (expenses)	552	575	(120)	(120)	(88)	(78)	711	(68)
Interest income	359	608	1,057	769	949	951	787	529

Income before income tax expense	15,789	10,001	5,872	4,729	6,606	6,979	8,067	6,646
Income tax expense	(720)	(322)	(163)	(282)	(482)	(351)	(303)	(443)

Income from continuing operations	15,069	9,679	5,709	4,447	6,124	6,628	7,764	6,203
Minority interests	5	12	18	12	7	—	—	—

Net income from continuing operations	15,074	9,691	5,727	4,459	6,131	6,628	7,764	6,203
(Loss) gain from discontinued e-commerce operations	(2)	(5)	(20)	7	(57)	(27)	(592)	(165)

Net income	$15,072	$9,686	$5,707	$4,466	$6,074	$6,601	$7,172	$6,038

Basic net income per share	$0.40	$0.26	$0.15	$0.12	$0.17	$0.18	$0.19	$0.16

Shares used in computing basic net income per share	37,589	37,307	36,903	36,722	36,574	36,640	36,943	36,768

Diluted net income per share	$0.39	$0.25	$0.15	$0.12	$0.16	$0.17	$0.19	$0.16

Shares used in computing diluted net income per share	39,034	38,516	39,130	38,986	38,780	38,787	39,474	39,384

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through sales of equity securities, public offering of common shares and convertible notes, and cash provided by operations. From inception through December 31, 2007, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes. As of December 31, 2007, we had cash and cash equivalents, and investments in marketable debt securities totaling approximately $122.7 million, compared to $129.7 million and $133.1 million as of December 31, 2006 and 2005, respectively.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. During the year ended December 31, 2005, we early redeemed from the market a portion of our zero coupon convertible senior notes with face value of $15,220,000 at a discount. During the year ended December 31, 2006, we early redeemed from the market a portion of our zero coupon convertible senior notes at a discount for $15,000,000 in aggregate face value. As of the end of the notification period associated with the July 14, 2007 repurchase date, note holders had exercised their right to require us to repurchase such notes in an aggregate principal amount of $58.5 million. We repurchased such notes on July 16, 2007. In November 2007, the majority of remaining note holders with $1,250,000 in face amount of convertible notes exercised their right to convert their notes to our common stock at a conversion price of $44.76 per share. As of December 31, 2007, the outstanding balance of zero coupon convertible senior notes was $6,000.

Our principal commitments consist of obligations under various operating leases for office facilities in Beijing, Shanghai, Guangzhou and Hong Kong. Our commitments under these leases total approximately $1.1 million, $714,000 and $649,000 for the years ending December 31, 2008, 2009 and 2010, respectively. We expect that capital expenditures, totaling $20 million in 2008 will consist of $16.2 million for purchases of servers, network equipment and software and $3.8 million for miscellaneous purchases. In addition, Sohu was selected as the official sponsor of the ICS category for the Beijing 2008 Olympic Games, and entered into a sponsorship agreement with the BOCOG. Under the sponsorship agreement, Sohu is obliged to provide services regarding the construction, operation and maintenance of the Official Website for the Beijing 2008 Olympic Games throughout the sponsorship period ending December 31, 2008.

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

In summary, our cash flows were (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$91,425	$36,765	$35,922
Net cash used in investing activities	(49,742)	(10,245)	(17,093)
Net cash used in financing activities	(47,492)	(23,801)	(24,308)
Effect of exchange rate change on cash and cash equivalents	3,759	2,946	2,186

Net (decrease) increase in cash and cash equivalents	(2,050)	5,665	(3,293)
Cash and cash equivalents at beginning of year	124,756	119,091	122,384

Cash and cash equivalents at end of year	$122,706	$124,756	$119,091

For the year ended December 31, 2007, net cash provided by operating activities was $91.4 million. This was primarily attributable to our net income of $34.9 million, adjusted by non-cash items of depreciation and amortization of $12.9 million, share-based compensation expense of $8.8 million, provision for allowance for doubtful accounts of $1.7million, and a $33.4 million decrease in working capital. This increase was offset by excess tax benefits of $247,000 from share-based payment arrangements. For the year ended December 31, 2006, net cash provided by operating activities was $36.8 million. This was primarily attributable to our net income of $25.9 million, adjusted by non-cash items of depreciation and amortization of $10.0 million, share-based compensation expense of $6.9 million, provision for allowance for doubtful accounts of $1.1 million. This increase was offset by gains on early redemption of zero coupon convertible senior notes of $793,000, excess tax benefits of $431,000 from share-based payment arrangements and a $5.9 million increase in working capital. For the year ended December 31, 2005, net cash provided by operating activities was $35.9 million. This was primarily attributable to our net income of $29.8 million, adjusted by non-cash items of depreciation and amortization of $8.6 million, provision for allowance for doubtful accounts of $1.3 million. This increase was offset by gains on early redemption of zero coupon convertible senior notes of $1.3 million, and a $2.9 million increase in working capital.

For the year ended December 31, 2007, net cash used in investing activities was $49.7 million, and was primarily attributable to $55.8 million used in purchasing fixed assets and other assets, and $1.1 million for an earn-out payment for Go2Map. This amount was partially offset by $5.0 million received as a result of the maturities of marketable debt securities, $1.7 million in proceeds from disposal of interest in an associate, and a $450,000 decrease in restricted cash. For the year ended December 31, 2006, net cash used in investing activities was $10.2 million, and was primarily attributable to the purchase of fixed assets of $11.3 million, $3.8 million for acquisition of 21 East and earn-out payment for Focus.cn, an increase in restricted cash of $3.8 million, and the addition of intangible assets and other assets of $359,000. This amount was partially offset by $9.0 million received as a result of the maturities of marketable debt securities. For the year ended December 31, 2005, net cash used in investing activities was $17.1 million, and was primarily attributable to $10.3 million in cash used to acquire Go2Map and earn-out payment for Focus.cn, the purchase of fixed assets of $8.1 million largely due to the relocation of our offices in Beijing, and the addition of intangible assets and other assets of $2.4 million and the addition of restricted cash of $991,000. This amount was partially offset by $4.7 million received as a result of the maturities of marketable debt securities.

For the year ended December 30, 2007, net cash used in financing activities was $47.5 million, and was primarily attributable to $58.5 million used in redemption of zero coupon convertible senior notes. This amount was partially offset by $10.8 million cash collection from issuance of common stock upon the exercise of share-based awards granted under our stock incentive plan and $247,000 in excess tax benefits from share-based payment arrangements. For the year ended December 31, 2006, net cash used in financing activities was $23.8 million, and was primarily attributable to $15 million used for the repurchase of our common stock and $14.1 million used for early redemption of our zero coupon convertible senior notes. This amount was partially offset by $4.8 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan, and $431,000 in excess tax benefits from share-based payment arrangements. For the year ended December 31, 2005, net cash used in financing activities was $24.3 million, and was primarily attributable to $13.8 million used for the repurchase of our common stock and $13.8 million used for early redemption of our zero coupon convertible senior notes. This amount was partially offset by $3.3 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan.

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

Tabular Disclosure of Contractual Obligations (in thousands)

The following table sets forth our contractual obligations as of December 31, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,612	$1,085	$2,013	$514	$—
Purchase obligations	14,631	12,381	2,249	1	—

Total contractual obligations	$18,243	$13,466	$4,262	$515	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the US Dollar. The exchange rate of the RMB against the US Dollar was adjusted to RMB 8.11 per US Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the US Dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consist of cash and cash equivalents, restricted cash, receivables, payables and zero coupon convertible senior notes as of December 31, 2007:

	Expected Maturity Date						Total Recorded Value	Fair Value
	Before December 31,
	2008	2009	2010	2011	2012	Thereafter
On-balance sheet financial instruments
(in US$ ‘000)
Cash and cash equivalents
in US$	41,582	—	—	—	—	—	41,582	41,582
in RMB	80,584	—	—	—	—	—	80,584	80,584
in HK$	540	—	—	—	—	—	540	540

Sub-total	122,706	—	—	—	—	—	122,706	122,706

Restricted cash
in US$	1,250	1,500	—	—	—	—	2,750	2,750
in RMB	479	1,095	—	—	—	—	1,574	1,574

Sub-total	1,729	2,595	—	—	—	—	4,324	4,324

Receivables
in US$	248	—	—	—	—	—	248	248
in RMB	34,350	—	—	—	—	—	34,350	34,350
in HK$	11	—	—	—	—	—	11	11

Sub-total	34,609	—	—	—	—	—	34,609	34,609

Payables
in US$	5,963	—	—	—	—	—	5,963	5,963
in RMB	65,477	—	—	—	—	—	65,477	65,477
in HK$	167	—	—	—	—	—	167	167

Sub-total	71,607	—	—	—	—	—	71,607	71,607

Zero coupon convertible senior notes
in US$	6	—	—	—	—	—	6	6

INVESTMENT RISK

(a) Investments in High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age

As of December 31, 2007, Sohu had outstanding long-term loans of $11.4 million to Dr. Zhang, Sohu’s Chief Executive Officer and a major Sohu shareholder, and certain of our employees. The long-term loans are used to finance investments in High Century, which is owned 80% by Dr. Zhang and 20% by an employee; Sohu Entertainment, which is owned by two of our employees; Goodfeel, which is owned by two of our employees; Huohu, which is owned 75% by Sohu Era and 25% by an employee; Sogou Information, which is owned by two of our employees; and Gamease Age, which is owned by two of our employees. High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The agreements contain provisions that, subject to PRC law, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information or Gamease Age to us; (ii) the shares of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information or Gamease Age cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age. Dr. Zhang and the other employee borrowers have pledged all of their shares in High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age as collateral for the loans and the loans bear no interest and are due on demand after November 2003 in the case of High Century; after November 2005 in the case of Huohu; after August 12, 2006 in the case of Sogou Information; after October 2006 in the case of Goodfeel; after November 3, 2006 in the case of Sohu Entertainment; after September 2008 in the case of Gamease Age, or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age which is uncertain.

Furthermore, because of uncertainties associated with the PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Sohu Entertainment, Goodfeel, Huohu, Sogou Information and Gamease Age.

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

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which mainly were zero coupon convertible senior notes as of December 31, 2007.

(US$ ‘000)	Expected Maturity Date						Total Recorded Value	Fair Value
	Before December 31,
	2008	2009	2010	2011	2012	Thereafter
Zero coupon convertible senior notes	6	—	—	—	—	—	6	6
Average interest rate	0.00%	—	—	—	—	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements which appear on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statements Schedules which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 56 of this report and is incorporated into this Item 8.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 30, 2008 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2007 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2007 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)
Equity compensation plans approved by security holders-2000 Stock Incentive Plan
Stock Options	1,509	$17.68
Restricted Stock Units	549	$—

Subtotal	2,058		1,066
Equity compensation plans not approved by security holders	—	—	—

Total	2,058		1,066

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2007 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2007 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(a)(2) Financial Statements Schedule

Schedule I, Condensed Financial Information of Registrant, is included on page F-28 of this report and is incorporated into this Item 15(a)(2) by reference.

All other financial statements schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

See the Exhibit Index following the signature pages of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 28, 2008

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG	Chairman of the Board of Directors and	February 28, 2008
Charles Zhang	Chief Executive Officer (Principal
Executive Officer)

/s/ CAROL YU	Co-President and Chief Financial Officer	February 28, 2008
Carol Yu	(Principal Financial Officer and Principal
Accounting Officer)

/s/ EDWARD B. ROBERTS	Director	February 28, 2008
Edward B. Roberts

/s/ CHARLES HUANG	Director	February 28, 2008
Charles Huang

/s/ DAVE QI	Director	February 28, 2008
Dave Qi

/s/ SHI WANG	Director	February 28, 2008
Shi Wang

/s/ JOHN DENG	Director	February 28, 2008
John Deng

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

We have completed integrated audits of Sohu.com Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing on Page F-2 of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2(r) to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation since January 1, 2006.

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

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

February 28, 2008

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$122,706	$124,756
Accounts receivable, net (including $0 and $286 from a related party, respectively)	27,058	23,825
Prepaid and other current assets	7,551	5,961
Current portion of long-term investments in marketable debt securities	—	4,942

Total current assets	157,315	159,484
Investment in an associate	—	1,296
Fixed assets, net	65,027	21,453
Goodwill	55,542	54,986
Intangible assets, net	7,041	8,360
Restricted cash	4,324	4,774
Other assets, net	1,268	3,238

	$290,517	$253,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,667	$1,177
Accrued liabilities to suppliers and agents	23,741	12,301
Receipts in advance and deferred revenue	14,139	6,190
Other accrued liabilities	31,060	18,127
Zero coupon convertible senior notes	6	59,780

Total current liabilities	71,613	97,575

Commitments and contingencies (Note 16)

Minority interests	7	53

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,715 and 36,647 shares issued and outstanding, respectively)	42	41
Additional paid-in capital	182,225	161,033
Treasury stock (4,137 shares)	(54,686)	(54,686)
Accumulated other comprehensive income	11,912	5,102
Retained earnings	79,404	44,473

Total shareholders’ equity	218,897	155,963

	$290,517	$253,591

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Advertising:
Brand advertising	$112,106	$78,993	$58,483
Sponsored search	7,110	12,765	12,414

Subtotal of advertising revenues	119,216	91,758	70,897

Non-advertising:
Online game	42,096	8,525	5,809
Wireless	26,337	32,592	26,330
Others	1,285	1,361	1,511

Subtotal of non-advertising revenues	69,718	42,478	33,650

Total revenues	188,934	134,236	104,547
Cost of revenues:
Advertising:
Brand advertising	38,733	23,211	14,611
Sponsored search	5,644	5,246	3,077

Subtotal of cost of advertising revenues	44,377	28,457	17,688

Non-advertising:
Online game (including $949, $1,761 and $1,288 to a related party, respectively)	7,113	3,895	2,732
Wireless	12,334	15,441	11,983
Others	939	570	914

Subtotal of cost of non-advertising revenues	20,386	19,906	15,629

Total cost of revenues	64,763	48,363	33,317

Gross profit	124,171	85,873	71,230

Operating expenses:
Product development	25,443	17,651	12,832
Sales and marketing	47,506	28,532	20,110
General and administrative	17,418	13,092	10,153
Amortization of intangible assets	1,093	1,993	1,948

Total operating expenses	91,460	61,268	45,043

Operating profit	32,711	24,605	26,187

Other income	887	477	2,447
Interest income	2,793	3,216	2,500

Income before income tax expense	36,391	28,298	31,134
Income tax expense	(1,487)	(1,579)	(11)

Income from continuing operations	34,904	26,719	31,123
Minority interests	47	7	—

Net income from continuing operations	34,951	26,726	31,123
Loss from discontinued e-commerce operations	(20)	(841)	(1,342)

Net income	$34,931	$25,885	$29,781

Basic net income per share	$0.94	$0.70	$0.82

Shares used in computing basic net income per share	37,133	36,730	36,309

Diluted net income per share	$0.90	$0.68	$0.77

Shares used in computing diluted net income per share	38,919	39,105	39,680

Effective from January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires all share-based awards to employees and directors to be recognized in the financial statements based on their grant date fair values. Net income for the year ended December 31, 2007 included share-based compensation expense under SFAS 123(R), including $1.7 million in cost of revenues, $2.8 million in product development expenses, $1.5 million in sales and marketing expenses, and $2.8 million in general and administrative expenses. Net income for the year ended December 31, 2006 included share-based compensation expense under SFAS 123(R), including $1.5 million in cost of revenues, $1.9 million in product development expenses, $1.6 million in sales and marketing expenses, and $1.9 million in general and administrative expenses. Please refer to Note 18 to the Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$34,931	$25,885	$29,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,801	5,969	4,865
Amortization of intangible assets and other assets	3,082	4,085	3,735
Provision for allowance for doubtful accounts	1,719	1,067	1,282
Share-based compensation expense	8,786	6,939	—
Excess tax benefits from share-based payment arrangements	(247)	(431)	—
Gains on early redemption of zero coupon convertible senior notes	—	(793)	(1,247)
Minority interests	(47)	(7)	—
Others	44	57	357
Changes in current assets and liabilities:
Accounts receivable	(1,977)	(5,756)	(261)
Accounts receivable from a related party	—	72	(159)
Prepaid and other current assets	(81)	(2,497)	(507)
Accounts payable	1,490	(425)	(708)
Payable to a related party	—	(81)	81
Income tax paid	(1,292)	(4)	(21)
Accrued liabilities to suppliers and agents	11,440	1,700	3,465
Receipts in advance and deferred revenue	7,949	315	406
Other accrued liabilities	15,827	670	(5,147)

Net cash provided by operating activities	91,425	36,765	35,922
Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	5,000	9,000	4,688
Proceeds from disposal of interest in an associate	1,731	—	—
Purchase of fixed assets	(53,588)	(11,303)	(8,114)
Purchase of intangible assets and other assets	(2,218)	(359)	(2,413)
Decrease (increase) of restricted cash	450	(3,750)	(991)
Acquisitions, net of cash acquired	(1,117)	(3,833)	(10,263)

Net cash used in investing activities	(49,742)	(10,245)	(17,093)
Cash flows from financing activities:
Redemption of zero coupon convertible senior notes	(58,524)	(14,062)	(13,762)
Repurchase of common stock	—	(15,000)	(13,847)
Issuance of common stock	10,785	4,830	3,301
Excess tax benefits from share-based payment arrangements	247	431	—

Net cash used in financing activities	(47,492)	(23,801)	(24,308)
Effect of exchange rate change on cash and cash equivalents	3,759	2,946	2,186

Net (decrease) increase in cash and cash equivalents	(2,050)	5,665	(3,293)
Cash and cash equivalents at beginning of year	124,756	119,091	122,384

Cash and cash equivalents at end of year	$122,706	$124,756	$119,091

Non-cash financing activities:
Issuance of common stock in connection with conversion of zero coupon convertible senior notes	$1,250	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Common stock:
Balance, beginning of year	$41	$40	$38
Issuance of common stock	1	1	2

Balance, end of year	42	41	40

Additional paid-in capital:
Balance, beginning of year	161,033	148,780	145,481
Issuance of common stock	12,034	4,829	3,299
Compensatory share-based awards	8,786	6,939	—
Tax benefits from share-based awards	372	485	—

Balance, end of year	182,225	161,033	148,780

Treasury stock:
Balance, beginning of year	(54,686)	(39,686)	(25,839)
Repurchase of common stock	—	(15,000)	(13,847)

Balance, end of year	(54,686)	(54,686)	(39,686)

Deferred compensation:
Balance, beginning of year	—	—	(2)
Compensatory stock options	—	—	2

Balance, end of year	—	—	—

Accumulated other comprehensive income:
Balance, beginning of year	5,102	2,126	14
Net unrealized gains (losses) on marketable debt securities	58	177	(255)
Foreign currency translation adjustment	6,752	2,799	2,367

Balance, end of year	11,912	5,102	2,126

Retained earnings (accumulated deficit):
Balance, beginning of year	44,473	18,588	(11,193)
Net income	34,931	25,885	29,781

Balance, end of year	79,404	44,473	18,588

Total shareholders’ equity	$218,897	$155,963	$129,848

Comprehensive income:
Net income	$34,931	$25,885	$29,781
Other comprehensive income:
Net unrealized gains (losses) on marketable debt securities	58	177	(255)
Foreign currency translation adjustment	6,752	2,799	2,367

Total comprehensive income	$41,741	$28,861	$31,893

	Number of Outstanding Shares
Common stock:
Balance, beginning of year	36,647	36,680	36,537
Issuance of common stock	1,068	658	1,029
Repurchase of common stock	—	(691)	(886)

Balance, end of year	37,715	36,647	36,680

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

The Company, its subsidiaries and variable interest entities (“VIEs”), primarily offer content, brand advertising, sponsored search, online game and wireless services through the Company’s Internet sites, www.sohu.com, www.sogou.com, www.17173.com, www.focus.cn, www.chinaren.com, www.go2map.com and www.goodfeel.com.cn. The Company markets its products and services to customers primarily in the PRC.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Pursuant to FIN 46R, Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”), formally known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (“Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing Goodfeel Information Technology Co., Ltd. (“Goodfeel”), Beijing Huohu Digital Technology Co., Ltd. (“Huohu”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Guangzhou Sohu Interactive Network Technology Co., Ltd. (“Guangzhou Interactive”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease Age”) are VIEs of the Company and the Company is the primary beneficiary of the VIEs. Accordingly, the VIEs have been consolidated in the Company’s financial statements.

(c) Use of estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes accounting for brand advertising and sponsored search revenues, accounting for online game revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense and assessment of valuation allowance against deferred tax assets, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium size enterprises, sponsored search services mainly include priority placements in the Company’s search directory and pay-for-click services consisting of displaying the text-based links to the Websites of the Company’s advertisers and the Company’s Website Alliance network. The Company normally provides the priority placements services for a fixed fee over the service period of the contracts. Revenues of these services are normally recognized on a straight-line basis over the service period of the contracts. Pay-for-click services of displaying the text-based links to the Company’s advertisers’ Websites is charged on a cost per click basis, so that an advertiser pays the Company only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues from the pay-for-click services are recognized as the users click on the links.

ii) Non-advertising revenues

Non-advertising revenues include revenue principally from online game and wireless services.

Online game revenues are collected through sale of the Company’s prepaid cards, which it sells in both virtual and physical form, to third party distributors and retailers. Prior to December 2006, the Company operated its massively multi-player online role-playing games (“MMORPG game”) under a time-based model. Under this model, the proceeds from sale of prepaid cards from distributors or retailers are deferred when received and revenue is recognized based upon the actual usage of time units by the end users. In December 2006, the Company changed the revenue model from time-based to item-based. Under the new item-based model, players play a game on a free of charge basis and with the ability to purchase in-game premium features. Proceeds from sale of prepaid cards are deferred when received and revenue is recognized over the estimated lives of the premium features purchased or as the premium features are consumed. However, if different assumptions were used and resulted in a different estimate of the average period, it may impact the timing that the Company records its revenues.

Wireless revenues are derived from providing short messaging services or SMS, Ring Back Tone or RBT, Wireless Application Protocol or WAP, multi-media messaging services or MMS and interactive voice response or IVR, mainly consisting of news, weather forecast, chatting, entertainments information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. The Company contracts with third party mobile network operators for wireless services provided to its users and records the fee charged by third party mobile network operators as cost of revenues. Wireless revenues are recognized in the month in which the service is performed, provided that no significant company obligations remain.

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

(i) Fixed assets and depreciation

Fixed assets, comprising office buildings, investment properties, computer equipment and hardware, office furniture, vehicles and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years, with no residual value for assets acquired after January 1, 2003. For computer equipment, office furniture and equipment acquired prior to this date, a residual value of five percent was used.

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

(k) Intangible assets

Intangible assets, comprising domain names, trademarks, customer relationship, computer software purchased from unrelated third parties and others, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years for customer lists and computer software and fifteen years for domain names and trademarks, with no residual value. The weighted average amortization period for intangible assets is five years.

(l) Other assets

Other assets mainly include the prepaid content fees and rental deposits. The Company amortizes content fees over the term of the contracts. During the three month period ended December 31, 2007, the estimated remaining economic lives for certain other assets were shortened as a result of latest events and circumstances. Accordingly, net income and earnings per share were reduced by $1.3 million and $0.04, respectively.

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

ii) Non-advertising

Cost of online game revenues consists of salary and benefits of game masters, bandwidth leasing charges and revenue sharing with the game developers.

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

(q) Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. Advertising expenses are charged to the statements of operations when incurred. Included in sales and marketing expenses are advertising costs of $22.5 million, $10.6 million and $7.6 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

(r) Share-based compensation

Effective from January 1, 2006, the Company adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to SFAS 123(R), the Company accounted for share-based payments in accordance with APB 25, and complied with the disclosure provisions of SFAS 123. In general, compensation cost under APB 25 was recognized based on the difference, if any, between the estimated fair value of our common stock and the amount an employee must pay to acquire the stock, as determined on the date the option is granted. Pro forma information was disclosed to illustrate the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the reporting periods.

Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of options granted to employees and directors. Under the transition provisions of SFAS 123(R), the Company recognizes compensation expense on options granted prior to the adoption of SFAS 123(R) on an accelerated basis over the requisite service period, which is consistent with the methods the Company adopted when preparing pro forma information under SFAS 123. For the year ended December 31, 2007, the Company granted 250,529 restricted stock units to its employees and directors. Restricted stock units are measured based on the fair market value of the underlying stock on the dates of grant. The Company recognizes the relevant share-based compensation expenses on an accelerated basis over the requisite service period.

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

(t) Uncertain Tax Positions

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. For the year ended December 31, 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2007, the Company did not have any significant unrecognized uncertain tax positions.

(u) Net income per share

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

(v) Comprehensive income

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

(w) Segment reporting

In accordance with its internal financial reporting structure, the Company has determined that its business segments constitute its primary reporting segments. In previous years, the Company mainly had four reportable segments: brand advertising, sponsored search, wireless and others. In 2007, the Company adjusted its reportable segments and has reclassified results of its online game segment from its other operations and reported online game results as a separate segment. Accordingly, the Company reclassified the related revenue and cost of revenue for previous years presented to conform with the revised classification.

The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, online game, wireless and other segments as management does not use this information to measure the performance of the operating segments.

(x) Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements (or SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company is currently evaluating the potential impact on its financial statements, if any, upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of “plain vanilla” share options in accordance with SFAS 123(R) beyond December 31, 2007. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

(y) Reclassification

Prior to 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, the Company recorded all such costs and expenses in product development expenses in the statements of operations. In 2007, in order to better present operating results and enhance comparability with industry peers, the Company reclassified expenses in relation to game operations, mainly salary and benefits of game masters, from product development expense to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassification amounted to $1.3 million and $0.9 million for the year ended December 31, 2006 and 2005, respectively.

3. Discontinuance of E-commerce Operation

The Company discontinued its e-commerce platform of physical consumer goods on June 20, 2006, in order to focus on profitable segments. As a result of the disposal, the e-commerce business is accounted for as a discontinued operation. Accordingly, the Company’s consolidated statements of operations separate the discontinued operation for all years presented. For the years ended December 31, 2007, 2006 and 2005, revenues from the e-commerce operation amounted to $92,000, $1.2 million and $3.8 million, respectively. For the years ended December 31, 2007, 2006 and 2005, net loss from the e-commerce operation amounted to $20,000, $0.8 million and $1.3 million, respectively.

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

4. Segment Information

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operated in four principal segments: brand advertising, sponsored search, online game and wireless. In June 2006, the Company terminated its e-commerce business. Accordingly, the results of operations for e-commerce have been reclassified as loss from discontinued operation for all periods presented. In 2007, the Company adjusted its reported segments and reclassified the results of its online game segment from its other operations and now reported online game results as a separate segment. Such reclassification amounted to approximately $8.5 million and $5.8 million in revenues, $3.9 million and $2.7 million in cost of revenues for the years ended December 31, 2006 and 2005, respectively.

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

The following tables present summarized information by segment (in thousands):

	Year Ended December 31, 2007
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$112,106	$7,110	$42,096	$26,337	$1,285	$188,934
Segment cost of revenues	(37,161)	(5,588)	(7,075)	(12,334)	(927)	(63,085)

Segment gross profit	$74,945	$1,522	$35,021	$14,003	$358	$125,849

Share-based compensation expense under SFAS 123(R)						(1,678)

Gross profit						$124,171

	Year Ended December 31, 2006
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$78,993	$12,765	$8,525	$32,592	$1,361	$134,236
Segment cost of revenues	(21,817)	(5,158)	(3,822)	(15,441)	(551)	(46,789)

Segment gross profit	$57,176	$7,607	$4,703	$17,151	$810	$87,447

Share-based compensation expense under SFAS 123(R)						(1,574)

Gross profit						$85,873

	Year Ended December 31, 2005
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$58,483	$12,414	$5,809	$26,330	$1,511	$104,547
Cost of revenues	(14,611)	(3,077)	(2,732)	(11,983)	(914)	(33,317)

Gross profit	$43,872	$9,337	$3,077	$14,347	$597	$71,230

5. Other Income

The following table summarizes the Company’s other income (in thousands):

	Year Ended December 31,
	2007	2006	2005
Gain from disposal of interest in an associate	$561	$—	$—
Receipts of tax refunds and reversal of certain taxes previously accrued	503	—	1,734
Gains on early redemption of zero coupon convertible senior notes	—	793	1,247
Amortization of offering costs for zero coupon convertible senior notes	(248)	(537)	(724)
Share of profits from investment in an associate	9	151	102
Others	62	70	88

	$887	$477	$2,447

6. Balance Sheet Components (in thousands)

	As of December 31,
	2007	2006
Accounts receivable, net
Accounts receivable	$29,114	$25,388
Allowance for doubtful accounts:
Balance at beginning of year	(1,563)	(1,333)
Additional provision for bad debt	(1,925)	(1,597)
Write-offs	1,226	837
Cash collection	206	530

Balance at end of year	(2,056)	(1,563)

	$27,058	$23,825

Prepaid and other current assets
Prepaid content and license	$3,360	$2,242
Prepaid advertising and promotion fees	1,247	956
Prepaid professional fees	356	556
Others	2,588	2,207

	$7,551	$5,961

Fixed assets, net
Office buildings	$34,330	$—
Investment properties	4,757	—
Computer equipment and hardware	44,366	33,833
Office furniture	851	751
Vehicles	886	895
Leasehold improvements	7,622	5,879

	92,812	41,358
Accumulated depreciation	(27,785)	(19,905)

	$65,027	$21,453

Other accrued liabilities
Accrued compensation and benefits	$12,271	$5,701
Taxes payable	6,850	6,730
Contract deposits from customers	5,238	3,935
Accrued professional fees	2,828	1,015
Others	3,873	746

	$31,060	$18,127

7. Investment in an Associate

In August 2004, the Company made an investment of $997,000 in Beijing Pixel Software Technology Co. Ltd. (“Pixel”) to acquire 15% of its equity interest (the “Acquisition”). The Company has the right to appoint one of four members of the Board of Directors, who has the right to veto any cooperation between Pixel and competitors of the Company. The Company believes that it can exercise a significant influence on Pixel’s operations; accordingly, the investment was accounted for under the equity method. During the years ended December 31, 2007, 2006 and 2005, the Company recorded a share of profits of $9,000, $151,000 and $102,000 in the consolidated statements of operations, respectively. In August 2007, the Company disposed of its 15% equity interests in Pixel to the controlling shareholders of Pixel. Accordingly, starting from September 1, 2007, Pixel ceased to be an associate of the Company.

8. Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Brand Advertising	Sponsored Search	Online Game	Wireless	Total
Balance as of December 31, 2005	$32,443	$6,412	$166	$11,897	$50,918
Acquisitions	—	—	—	3,542	3,542
Additional contingent consideration	—	520	—	—	520
Foreign currency translation adjustment	—	—	6	—	6

Balance as of December 31, 2006	32,443	6,932	172	15,439	54,986
Additional contingent consideration	—	545	—	—	545
Foreign currency translation adjustment	—	—	11	—	11

Balance as of December 31, 2007	$32,443	$7,477	$183	$15,439	$55,542

As of December 31, 2007, the Company performed a goodwill impairment test by comparing the book value to the fair value of each reporting unit. Based on assessment, the fair value of each reporting unit is greater than the book value thus no impairment charge was recorded. In estimating the fair value of a reporting unit, the Company has taken into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. Going forward, the Company will continue to test goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of the goodwill below its carrying amount.

9. Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$2,343	$(2,289)	$54	$2,343	$(2,146)	$197
Trademarks and domain names	3,711	(1,125)	2,586	3,654	(851)	2,803
Developed technologies	1,160	(532)	628	1,030	(366)	664
Computer software	7,151	(4,369)	2,782	6,137	(3,518)	2,619
Marketing rights and others	3,426	(2,435)	991	3,250	(1,393)	1,857
Others	1,580	(1,580)	—	1,580	(1,360)	220

	$19,371	$(12,330)	$7,041	$17,994	$(9,634)	$8,360

Amortization expense for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $2,239,000, $1,056,000, $782,000, $601,000 and $530,000, respectively.

10. Restricted cash

As of December 31, 2007 and 2006, the Company had made deposits of $4.3 million and $4.8 million, respectively, into restricted bank accounts as guarantees to meet the requirements under certain content purchase and marketing rights contracts.

11. Acquisitions

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

(b) Go2Map

On May 31, 2005, the Company completed the acquisition of all of the outstanding capital stock of Go2Map Inc., a company incorporated in Cayman Islands, and all of the registered share capital of Tu Xing Tian Xia, a company incorporated in the PRC which was an affiliate of Go2Map Inc. (collectively “Go2Map”) for $9.3 million in cash, and an additional amount, not to exceed $2.5 million, which will be paid over two years after the date of the closing of the acquisition, subject to the satisfaction and attainment of certain post closing operating and financial milestones of Go2Map. In 2007 and 2006, $545,000 and $520,000 was payable based upon the achievement of certain operating and financial milestones of Go2Map, respectively. The other direct acquisition costs amounting to $454,000 were paid during the year ended December 31, 2005. Go2Map is one of the leading online mapping service providers in China. The Company considers the acquisition of Go2Map to have been made in the ordinary course of its business. The purchase price was determined in arms’ length negotiations between Sohu and Go2Map.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements. The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$3,199
Identifiable intangible assets	926
Goodwill	6,412
Liabilities assumed	(783)

Total	$9,754

The excess of purchase price over tangible and identifiable intangible assets (mainly trade name, non-compete agreements and customer relationship) acquired and liabilities assumed were recorded as goodwill relating to the sponsored search segment. Purchase price used in the calculation of goodwill excludes the remaining contingent consideration not exceeding $2.5 million, which may result in recognition of an additional element of cost of the acquired entity when the outcome of the contingency is materialized. During 2007 and 2006, the Company recorded the effects of materialization of the contingent consideration of $545,000 and $520,000 for the acquisition, respectively. The acquired identifiable intangible assets were valued by various approaches, including income approach, market approach and replacement cost approach, as appropriate. Identifiable intangible assets were amortized over a weighted average period of six years.

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

12. Zero Coupon Convertible Senior Notes

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

For the year ended December 31, 2006, the Company early redeemed from the market a portion of its zero coupon convertible senior notes at a discount for $15,000,000 in aggregate face value, after deducting the related portion of unamortized offering cost.

As of the end of the notification period associated with the July 14, 2007 repurchase date, note holders had exercised their right to require the Company to repurchase such notes in an aggregate principal amount of $58.5 million. The Company repurchased such notes on July 16, 2007. In November 2007, the majority of remaining note holders with $1,250,000 in face amount of convertible notes exercised their right to convert their notes to the Company’s common stock at a conversion price of $44.76 per share.

As of December 31, 2007, the outstanding balance of zero coupon convertible senior notes was $6,000.

13. China Contribution Plan

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the years ended December 31, 2007, 2006 and 2005, the Company contributed a total of $11,202,000, $7,448,000 and $4,820,000, respectively, to these funds.

14. Profit Appropriation

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

Since Beijing Sohu Interactive Software Co., Ltd (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd (“Go2Map Software”) and Beijing Sogou Technology Development Co., Ltd (“Sogou Technology”) under PRC GAAP, are either in an accumulated loss position or with loss in year of 2007, no appropriations have been made to the general reserve fund for the year ended December 31, 2007.

For the year ended December 31, 2005, Beijing Sohu New Era Information Technology Co., Ltd (“Sohu Era”) appropriated $1.7 million into the general reserve and the cumulative general reserve equal to 50% of its paid-in capital; therefore Sohu Era did not appropriate any additional reserve during 2006. In 2007, Sohu Era further made an appropriation of approximately $199,000 due to its increased paid-in capital as a result of reinvestment. For the year ended December 31, 2007, Beijing Sohu New Media Information Technology Co., Ltd (“Sohu Media”) and Beijing AmazGame Age Internet Technology Co., Ltd (“AmazGame Age”) made an appropriation of approximately $3.8 million and $1.1 million to the general reserve fund, respectively. Upon certain regulatory approvals and subject to certain limitations, the general reserve fund can be used to offset prior year losses, if any, and could be converted into paid-in capital of Sohu Era, Sohu Media, Sogou Technology and AmazGame Age for PRC GAAP and legal purposes. Other than the appropriations to the general reserve fund, the Company did not make any other appropriations for the years ended December 31, 2007 and 2006.

15. Concentration of Risks

The operations of the Company are substantially located in the PRC and accordingly, investing in the shares of the Company are subject to among others, the PRC’s political, economic and legal risks.

Substantially all of the Company’s wireless revenues for all periods presented are derived from providing wireless services. The Company relies on two major third party mobile network operators and their subsidiaries for the billing of and collection from mobile phone users. If the annual contracts with these operators were not renewed or were terminated, the Company’s wireless business could be adversely affected. As of December 31, 2007 and 2006, $4,823,000 and $7,139,000 of accounts receivable balances were ultimately due from mobile network operators for wireless services.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2007, approximately 64% of the Company’s cash and cash equivalents were held in 10 financial institutions in mainland China, and 36% of the Company’s cash and cash equivalents were held by financial institutions in the United States, Singapore, or Hong Kong. Accounts receivable are typically unsecured, denominated in RMB, and derived from revenues earned from customers primarily located in the People’s Republic of China. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

16. Commitments and Contingencies

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. New technology enterprises will enjoy a favorable tax rate of 15%, but the qualifying criteria for a new technology enterprise under the Corporate Income Tax Law have not been released yet. Currently, there are divergent views on how the Corporate Income Tax Law will be implemented. The Company's ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entities will obtain an approval of their new technology enterprise status under the Corporate Income Tax Law, whether they can continue to enjoy the unexpired tax holidays and how the withholding tax on dividends will be applied. If any of Sohu Era, Sohu Media, Sogou Technology, AmazGame Age, Sohu Internet, Sogou Information and Gamease Age cannot obtain an approval on their new technology enterprise status under the Corporate Income Tax Law and/or cannot continue to enjoy the unexpired tax holidays or if the withholding tax on dividends is applied in a manner different from our understanding, our effective tax rate will be increased significantly. Please refer to Note 19 for details.

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

As of December 31, 2007, the Company had future minimum content and service purchase commitments of $12.4 million, $2.1 million and $149,000 for the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2007, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

As of December 31, 2007, the Company had future minimum rental lease payments of $1.1 million, $714,000 and $649,000 for the years ending December 31, 2008, 2009 and 2010, respectively, under various non-cancelable operating leases ending 2012. The Company recognized $529,000, $3.6 million and $3.2 million of rent expense for the years ended December 31, 2007, 2006 and 2005, respectively.

17. VIEs and Related Party Transactions

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

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of December 31, 2007, the aggregate amount of these loans was $11.4 million.

The following is a summary of the VIEs of the Company which had been consolidated under FIN 46R:

a)	High Century

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

Sohu Internet was incorporated in the PRC in 2003 and engages in Internet information, wireless and advertising services in the PRC on behalf of the Company. The original registered capital was $605,000, and High Century and He Jinmei held 80% and 20% interests in Sohu Internet, respectively. In December 2003, Sohu Entertainment made a $605,000 investment in Sohu Internet. In April 2005, He Jinmei transferred all her interests in Sohu Internet to High Century, and High Century made a $1,208,000 additional investment in Sohu Internet. As a result, the registered capital is now $2,418,000, with High Century and Sohu Entertainment holding 75% and 25% interests, respectively.

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

Huohu was incorporated in the PRC in 2005. Huohu engages in software and technology development for the online game business. The registered capital of Huohu is $121,000. Sohu Era and an employee of Huohu hold 75% and 25% interests in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $33,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to Sohu Internet. Based on the arrangement between Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Huohu.

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

Feng Yang Tian Lang was incorporated in the PRC in 2005 and engages in advertising services in the PRC. The registered capital of Feng Yang Tian Lang is $248,000. Sohu Internet and High Century each holds a 50% interest in Feng Yang Tian Lang.

h)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. The registered capital of Sogou Information is $2,480,000. Zhou Jing and Li Wei, each of whom is an employee of the Company, each owns a 50% interest in Sogou Information.

i)	Guangzhou Interactive

Guangzhou Interactive was incorporated in the PRC in 2006 and engages in providing Internet information services in Guangdong Province. The registered capital of Guangzhou Interactive is $631,000. Sohu Internet and High Century each holds a 50% interest in Guangzhou Interactive. In January 2008, Guangzhou Interactive was liquidated.

j)	Gamease Age

Gamease Age was incorporated in the PRC in August 2007 and engages in Internet information services. The registered capital of Gamease Age is $1,331,000. Wang Tao and Zhou Jing, each of whom is an employee of the Company, own 60% and 40% interests, respectively, in Gamease Age.

Pursuant to FIN 46R, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and Gamease Age are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements. As of December 31, 2007 and 2006, the above VIEs have aggregated accumulated net profit of approximately $3.7 million and $8.0 million, respectively, and have been reflected in the consolidated financial statements.

(b) Related Party Transactions

The following table summarizes related party transactions during the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Year Ended December 31,
		2007	2006	2005
Qingfan, a company controlled by Dr Zhang’s brother	Delivery services provided by Qingfan	$—	$27	$184
An investee of the Company*	Amortization of licensing fee	—	69	100
	Cost of revenues	949	1,761	1,288

*	This investee ceased to be a related party of the Company starting September 1, 2007, when the Company disposed its equity investment. Accordingly, since then, transactions with this party are not regarded as related party transactions.

18.	Shareholders’ Equity

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

(b) Treasury Stock

During the year ended December 31, 2007, the Company did not purchase any shares of its common stock. During the year ended December 31, 2006, the Company repurchased 690,580 shares of its common stock for total consideration at a $15 million, and during the year ended December 31, 2005, the Company repurchased 885,605 shares of its common stock for total consideration of $13.8 million including brokerage commission, to demonstrate confidence in the health and future prosperity of the Company. The shares repurchased by the Company are no longer outstanding, and are being held by the Company as treasury stock. Treasury stock is accounted for under the cost method.

(c) Stock Incentive Plan

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of December 31, 2007, 1,066,419 shares were available for grant under the plan.

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

A summary of option activity under the Company’s 2000 Stock Incentive Plan as of December 31, 2007, and changes during the year then ended, is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	2,580	$15.69	7.15	$23,206
Exercised	(913)	11.81
Forfeited or expired	(158)	19.19

Outstanding at December 31, 2007	1,509	17.68	6.58	$55,610

Vested at December 31, 2007 and expected to vest thereafter	1,393	17.62	6.53	$51,390

Exercisable at December 31, 2007	1,135	17.63	6.34	$41,880

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $54.52 as of December 31, 2007.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $19.7 million.

A summary of restricted stock unit activity under the Company’s 2000 Stock Incentive Plan as of December 31, 2007, and changes during the year then ended, is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2007	529	$24.03
Granted	251	25.39
Vested	(156)	23.75
Forfeited	(75)	24.45

Unvested at December 31, 2007	549	24.65

Expected to vest thereafter	412	24.60

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007:

Range of Exercise Price	Options Outstanding as of December 31, 2007			Options Exercisable as of December 31, 2007
	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.86 - $1.18	75	3.51	$0.95	75	$0.95
$1.37 - $1.81	14	4.57	1.46	14	1.46
$2.27	15	4.80	2.27	15	2.27
$3.85 - $7.64	76	5.01	7.62	75	7.62
$8.39	37	5.02	8.39	37	8.39
$13 - $16.84	179	6.43	16.13	129	16.10
$17 - $22.86	827	7.36	18.07	513	18.14
$23.17 - $34.51	286	6.02	27.37	277	27.52

	1,509			1,135

As of December 31, 2007, there was $1.3 million of total unrecognized compensation cost related to options for which services had not been provided. That cost is expected to be recognized over a weighted average period of 0.68 year. The total fair value of options expensed during the years ended December 31, 2007 and 2006 were $2.7 million and $5.0 million, respectively.

As of December 31, 2007, there was $5.8 million of unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.12 years. Total fair value of restricted stock units expensed during the years ended December 31, 2007 and 2006 were $6.1 million and $1.9 million, respectively.

There were no capitalized share-based compensation costs during the years ended December 31, 2007 and 2006.

During the year ended December 31, 2007, total cash received from the exercise of stock options amounted to $10.8 million.

19. Income Taxes

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 17.5% and certain subsidiaries are subject to taxes in the People’s Republic of China.

Prior to January 1, 2008, the Company’s subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises were exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and were entitled to a 50% tax reduction to a rate of 7.5% for the subsequent three years and 15% thereafter. During the year ended December 31, 2007, most operations of the Company in the PRC were subject to an applicable tax rate of 7.5% or were exempted from income tax as new technology enterprises.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. New technology enterprises will still enjoy a favorable tax rate of 15%, but the qualifying criteria for a new technology enterprise under the Corporate Income Tax Law have not been released yet. The previous income tax laws and rules, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, expired upon the effectiveness of the Corporate Income Tax Law.

The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for companies qualified as new technology enterprises under the previous income tax laws and rules and established before March 16, 2007 if they continue in the period after January 1, 2008 to meet the criteria for new technology enterprises under the previous income tax laws and rules. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Most of our China-based subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Since we intend to reinvest our earnings to further expand our businesses in mainland China, our foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2007, we have not recorded any withholding tax on the retained earnings of our foreign invested enterprises in China.

Currently, there are divergent views on how the Corporate Income Tax Law will be implemented. The Company's ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entities will obtain an approval of their new technology enterprise status under the Corporate Income Tax Law, whether they can continue to enjoy the unexpired tax holidays and how the withholding tax on dividends will be applied. If any of Sohu Era, Sohu Media, Sogou Technology, AmazGame Age, Sohu Internet, Sogou Information and Gamease Age cannot obtain an approval on their new technology enterprise status under the Corporate Income Tax Law and/or cannot continue to enjoy the unexpired tax holidays or if the withholding tax on dividends is applied in a manner different from our understanding, our effective tax rate will be increased significantly.

Income before income tax expense of $36.4 million, $28.3 million and $31.1 million for 2007, 2006 and 2005 mainly represented the China income. Income tax related to China income of 2007 is $1.5 million. This mainly resulted from taxable income of Sohu Era, a subsidiary of Sohu with applicable tax rate of 7.5% for the year of 2007. During the years ended December 31, 2007, 2006 and 2005, income taxes paid were $1,292,000, $4,000 and $21,000, respectively.

The combined effects of the income tax expense exemption and reduction available to us are as follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Tax holiday effect	15,133	10,478	12,921
Basic net income per share effect	0.41	0.29	0.36

The following is a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory rate:	34%	34%	34%
Impact of foreign tax rates	(26)%	(27)%	(31)%
Change in valuation allowance for deferred tax assets	14%	3%	18%
Other permanent book-tax differences	(18)%	(4)%	(21)%

	4%	6%	—

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss from operations	$8,047	$7,673
Net operating loss from exercise of share-based awards	10,883	7,536
Share-based compensation	1,616	780
Others	955	558

Total deferred tax assets	21,501	16,547
Less: Valuation allowance	(21,501)	(16,344)

Net deferred tax assets	$—	$203

Deferred tax liabilities
Intangible assets from an acquisition	$(195)	$(195)
Others	(8)	(6)

Total deferred tax liabilities	$(203)	$(201)

As of December 31, 2007, the Company had federal net operating loss (“NOL”) of approximately $38 million available to offset against future federal income tax liabilities. The U.S. NOL will expire beginning 2020. The PRC NOL will expire beginning 2008.

The Company uses the short-cut method to pool its windfall tax benefit as prescribed by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

The Company does not provide for United States federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or VIEs because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. As of December 31, 2007 and 2006, these cumulative undistributed earnings are included in consolidated retained earnings on the balance sheet and amounted to $124 million and $90.6 million, respectively. An estimated $42.2 million and $30.8 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2007 and 2006.

20. Financial Instruments

The carrying amount of the Company’s cash and cash equivalents approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximated their market value based on their short-term maturities. The investments in marketable debt securities are reported at fair market value as of the balance sheet dates. The fair market value for the zero coupon convertible senior notes was $6,000 and $57.8 million as of December 31, 2007 and 2006, respectively.

21. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Income from continuing operations	$34,951	$26,726	$31,123
Loss from discontinued e-commerce operations	(20)	(841)	(1,342)

Net income	34,931	25,885	29,781

Effect of dilutive securities:
Amortization of offering costs for zero coupon convertible senior notes	248	537	724

Net income adjusted for dilutive securities	$35,179	$26,422	$30,505

Denominator:
Weighted average basic common shares outstanding	37,133	36,730	36,309
Effect of dilutive securities:
Stock options and restricted stock units	1,135	927	1,402
Zero coupon convertible senior notes	651	1,448	1,969

Weighted average diluted common shares outstanding	38,919	39,105	39,680

Basic income per share from continuing operations	$0.94	$0.73	$0.86
Basic loss per share from discontinued e-commerce operations	(0.00)	(0.03)	(0.04)

Basic net income per share	$0.94	$0.70	$0.82

Diluted net income per share from continuing operations	$0.90	$0.70	$0.80
Diluted loss per share from discontinued e-commerce operations	(0.00)	(0.02)	(0.03)

Diluted net income per share	$0.90	$0.68	$0.77

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(in thousands)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$40,322	$26,269
Prepaid and other current assets	342	423
Current portion of long-term investments in marketable debt securities	—	4,942

Total current assets	40,664	31,634
Interests in subsidiaries and variable interest entities	266,543	213,804
Other assets, net	—	248

	$307,207	$245,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$5,116	$4,038
Due to subsidiaries and variable interest entities	83,188	25,905
Zero coupon convertible senior notes	6	59,780

Total current liabilities	88,310	89,723

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,715 and 36,647 shares issued and outstanding, respectively)	42	41
Additional paid-in capital	182,225	161,033
Treasury stock (4,137 shares)	(54,686)	(54,686)
Accumulated other comprehensive income	11,912	5,102
Retained earnings	79,404	44,473

Total shareholders’ equity	218,897	155,963

	$307,207	$245,686

SOHU.COM INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative	5,149	4,278	4,066

Operating loss	(5,149)	(4,278)	(4,066)

Equity in profit of subsidiaries and variable interest entities	33,395	23,709	27,520
Other (expenses) income	(248)	267	523
Interest income	6,941	6,270	5,804

Income before income tax expense	34,939	25,968	29,781
Income tax expense	(8)	(83)	—

Net income	$34,931	$25,885	$29,781

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$34,931	$25,885	$29,781
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries and variable interest entities	(33,395)	(23,709)	(27,520)
Amortization of other assets	248	767	724
Share-based compensation expense	1,590	784	—
Gains on early redemption of zero coupon convertible senior notes	—	(793)	(1,247)
Others	7	83	(2)
Changes in current assets and liabilities:
Due from subsidiaries and variable interest entities	52,260	29,832	4,166
Prepaid and other current assets	122	60	150
Accrued liabilities	1,029	(3,626)	(5,640)

Net cash provided by operating activities	56,792	29,283	412
Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	5,000	9,000	4,688
Receipts from collections of loans to a subsidiary	—	—	100
Long-term loans to subsidiaries	—	—	(9,300)

Net cash provided by (used in) investing activities	5,000	9,000	(4,512)
Cash flows from financing activities:
Early redemption of zero coupon convertible senior notes	(58,524)	(14,062)	(13,762)
Repurchase of common stock	—	(15,000)	(13,847)
Issuance of common stock	10,785	4,830	3,301

Net cash used in financing activities	(47,739)	(24,232)	(24,308)

Net increase (decrease) in cash and cash equivalents	14,053	14,051	(28,408)
Cash and cash equivalents at beginning of year	26,269	12,218	40,626

Cash and cash equivalents at end of year	$40,322	$26,269	$12,218

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America except for accounting of the Company’s subsidiaries and VIEs and certain footnote disclosures as described below.

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Such investment and long-term loans to subsidiaries are presented on the balance sheet as interests in subsidiaries and VIEs and the profit of the subsidiaries is presented as equity in profit of subsidiaries and VIEs on the statement of operations.

For VIEs where the Company is the primary beneficiary, the amount of the Company’s investment is included on the balance sheet as interests in subsidiaries and VIEs and the profit or loss of the VIEs is included in equity in profit of subsidiaries and VIEs on the statement of operations.

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

2.	As of December 31, 2007 and 2006, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

3.	For each of the years in the three-year period ended December 31, 2007, there were no cash dividends paid to the Company by its consolidated subsidiaries, VIEs or associate.

4.	Related party transactions

a)	During the year ended December 31, 2007, interest of $5.0 million was principalized at a 6.0% interest rate per annum, and the Company did not grant other additional long-term loans to Sohu.com Limited. During the year ended December 31, 2006, interest of $4.6 million was principalized at a 6.2% interest rate per annum.

b)	As of December 31, 2007, the long-term loans to subsidiaries bore an interest rate of 4.9% to 6.2% per annum. As of December 31, 2007, the maturity dates for the long-term loans to subsidiaries are one to four years. For the years ended December 31, 2007 and 2006, the interest income from the loan amounted to $5.3 million and $5.0 million, respectively.

EXHIBIT INDEX

Exhibit No.	Description
3.1(3)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(2)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

4.1(4)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent

4.2(8)	Indenture, dated as of July 14, 2003, between Sohu.com Inc. and The Bank of New York

10.1(14)	2000 Stock Incentive Plan, as amended.

10.2(1)	Form of Stock Option Agreement.

10.3(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.4(1)	English Translation of Form of Employment Agreement for Employees of Sohu ITC Information Technology (Beijing) Co. Ltd.

10.5(1)	Technical Services Agreement between Hikari Tsushin, Inc. and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.6(1)	Technical Services Agreement between Legend (Beijing) Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.7(1)	Technical Services Agreement between PCCW International Marketing Limited and Sohu ITC Information Technology (Beijing) Co. Ltd.

10.8(1)	Assets and Business Restructuring Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services, Ltd.

10.9(1)	Cooperation Agreement between Sohu ITC Information Technology (Beijing) Co. Ltd. and Beijing Sohu Online Network Information Services Ltd.

10.10(1)	Option Agreement among Sohu ITC Information Technology (Beijing) Co. Ltd. and Charles Zhang and Jinmei He.

10.11(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.12(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.13(5)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.14(6)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.15(6)	Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.16(7)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Charles Zhang.

10.17(9)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.18(12)	Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.19(10)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.20(17)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network

10.21(17)	Hosting Service Agreement between Sohu Era and China Telecom

10.22(16)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.23(16)	Moternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

10.24(16)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.25(11)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.26(13)	Employment Agreement, effective as of March 8, 2004, by and between Sohu.com Inc. and Carol Yu.

10.27(15)	Preliminary Agreement among Beijing Sohu New Era Information Technology Co. Ltd. and Vision Huaqing (Beijing) Development Co. Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.28(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.29(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.30(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Jianjun.

10.31(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Xin.

10. 32(18)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network

10.33(18)	Hosting Service Agreement Between Sohu Era and China Telecom.

10.34(19)	Employment Agreement, effective as of March 8, 2007, by and between Sohu.com Inc. and Carol Yu.

10.35(19)	Purchasing Agreement of Real Property Between Sohu New Era and Vision Hua Qing.

10.36(20)	Employment Agreement, effective as of June 1, 2007, by and between Sohu.com Inc. and Xin Wang (Belinda).

10.37(20)	Employment Agreement, effective as of June 1, 2007, by and between Sohu.com Inc. and Yu Gong.

14.1(11)	Code of Ethics and Conduct

21.1(21)	Subsidiaries of the registrant.

23.1(21)	Consent of Independent Registered Public Accounting Firm.

23.2(21)	Consent of TransAsia Lawyers, PRC Counsel

24.1(21)	Power of Attorney (included in signature page to Form 10-K).

31.1(21)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(21)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(21)	Section 1350 Certification of Dr. Charles Zhang.

32.2(21)	Section 1350 Certification of Carol Yu.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).

(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2000.

(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.

(4)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.

(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.

(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.

(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 28, 2003.

(8)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on July 16, 2003.

(9)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.

(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

(11)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.

(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q/A filed on March 26, 2004.

(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2004.

(14)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-125960).

(15)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.

(16)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005

(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 2, 2005.

(18)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 8, 2007

(19)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.

(20)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007.

(21)	Filed herewith