Form 10-Q
period 2008-03-31
SOHU COM INC
filed 2008-05-09
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
Large accelerated filer ☒    Accelerated filer ☐      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2007
Common stock, $.001 par value	37,816,081

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of
	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$160,391	$122,706
Accounts receivable, net	36,193	27,058
Prepaid and other current assets	10,012	7,551
Total current assets	206,596	157,315
Fixed assets, net	68,356	65,027
Goodwill	55,550	55,542
Intangible assets, net	6,575	7,041
Restricted cash	3,260	4,324
Other assets, net	2,986	1,268
	$343,323	$290,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,107	$2,667
Accrued liabilities to suppliers and agents	23,415	23,741
Receipts in advance and deferred revenue	17,771	14,139
Tax payables	17,022	6,850
Other accrued liabilities	30,295	24,210
Zero coupon convertible senior notes	6	6
Total current liabilities	92,616	71,613

Commitments and contingencies (Note 8)
Minority interests	2,207	7

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,806 and 37,715 shares issued and outstanding, respectively)	42	42
Additional paid-in capital	184,635	182,225
Treasury stock (4,137 shares)	(54,686)	(54,686)
Accumulated other comprehensive income	17,543	11,912
Retained earnings	100,966	79,404
Total shareholders’ equity	248,500	218,897
	$343,323	$290,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Advertising:
Brand advertising	$33,155	$23,527
Sponsored search	1,614	2,086
Subtotal of advertising revenues	34,769	25,613
Non-advertising:
Online game	40,955	1,617
Wireless	8,593	5,576
Others	506	280
Subtotal of non-advertising revenues	50,054	7,473
Total revenues	84,823	33,086
Cost of revenues:
Advertising:
Brand advertising	11,252	8,144
Sponsored search	1,520	1,578
Subtotal of cost of advertising revenues	12,772	9,722
Non-advertising:
Online game	3,208	869
Wireless	3,931	2,610
Others	381	99
Subtotal of cost of non-advertising revenues	7,520	3,578
Total cost of revenues	20,292	13,300
Gross profit	64,531	19,786
Operating expenses:
Product development	11,479	4,679
Sales and marketing	16,140	7,290
General and administrative	6,185	3,358
Amortization of intangible assets	196	379
Total operating expenses	34,000	15,706

Operating profit	30,531	4,080

Other income (expenses)	43	(120)
Interest income and exchange difference	166	769
Income before income tax expense	30,740	4,729
Income tax expense	(9,185)	(282)
Income from continuing operations	21,555	4,447
Minority interests	8	12
Net income from continuing operations	21,563	4,459
(Loss) gain from discontinued e-commerce operations	(1)	7
Net income	$21,562	$4,466

Basic net income per share	$0.57	$0.12
Shares used in computing basic net income per share	37,759	36,722
Diluted net income per share	$0.55	$0.12
Shares used in computing diluted net income per share	39,037	38,986

Effective from January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (or SFAS 123(R)), which requires all share-based awards to employees and directors to be recognized in the financial statements based on their grant date fair values. Net income for the three months ended March 31, 2008 included share-based compensation expense under SFAS 123(R), including $0.3 million in cost of revenues, $2.3 million in product development expenses, $0.3 million in sales and marketing expenses, and $0.6 million in general and administrative expenses. Net income for the three months ended March 31, 2007 included share-based compensation expense under SFAS 123(R), including $0.5 million in cost of revenues, $0.8 million in product development expenses, $0.4 million in sales and marketing expenses, and $0.8 million in general and administrative expenses. Please refer to Note 5 to the Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 21,562	$ 4,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,918	2,174
Amortization of intangible assets and other assets	859	830
Provision for allowance for doubtful accounts	(74)	427
Share-based compensation expense	3,510	2,484
Excess tax benefits from share-based payment arrangements	(211)	(79)
Minority interests	(8)	(12)
Others	998	(38)
Changes in assets and liabilities:
Accounts receivable	(6,708)	(3,988)
Prepaid and other current assets	(4,682)	(2,008)
Accounts payable	1,439	436
Accrued liabilities to suppliers and agents	(326)	(2,406)
Receipts in advance and deferred revenue	3,632	(928)
Tax payables	10,172	(2,639)
Other accrued liabilities	6,653	5,056
Net cash provided by operating activities	39,734	3,775
Cash flows from investing activities:
Purchase of fixed assets	(7,087)	(38,380)
Purchase of intangible and other assets	(403)	(16)
Decrease in restricted cash	1,064	990
Acquisitions, net of cash acquired	-	(637)
Net cash used in investing activities	(6,426)	(38,043)
Cash flows from financing activities:
Issuance of common stock	455	1,429
Excess tax benefits from share-based payment arrangements	211	79
Cash contributions received from a minority shareholder	427	-
Net cash provided by financing activities	1,093	1,508
Effect of exchange rate change on cash and cash equivalents	3,284	577
Net increase (decrease) in cash and cash equivalents	37,685	(32,183)
Cash and cash equivalents at beginning of period	122,706	124,756
Cash and cash equivalents at end of period	$ 160,391	$ 92,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Common stock:
Balance, beginning of period	$42	$41
Issuance of common stock	-	-
Balance, end of period	42	41

Additional paid-in capital:
Balance, beginning of period	182,225	161,033
Issuance of common stock	455	1,429
Compensatory share-based awards	1,734	2,484
Tax benefits from share-based awards	221	107
Balance, end of period	184,635	165,053

Treasury stock:
Balance, beginning and end of period	(54,686)	(54,686)

Accumulated other comprehensive income:
Balance, beginning of period	11,912	5,102
Net unrealized gains on marketable debt securities	-	15
Foreign currency translation adjustment	5,631	843
Balance, end of period	17,543	5,960

Retained earnings:
Balance, beginning of period	79,404	44,473
Net income	21,562	4,466
Balance, end of period	100,966	48,939

Total shareholders’ equity	$248,500	$165,307

Comprehensive income:
Net income	$21,562	$4,466
Other comprehensive income:
Net unrealized gains on marketable debt securities	-	15
Foreign currency translation adjustment	5,631	843
Total comprehensive income	$27,193	$5,324

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	37,715	36,647
Issuance of common stock	91	142
Balance, end of period	37,806	36,789

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

The Company, its subsidiaries and variable interest entities (or VIEs), primarily offer content, brand advertising, sponsored search, online game and wireless services through the Company’s Internet sites, www.sohu.com, www.sogou.com, www.17173.com, www.focus.cn, www.chinaren.com, www.go2map.com and www.goodfeel.com.cn. The Company markets its products and services to consumers primarily in the PRC.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassification on Expenses of Online Game Operation

In the quarters prior to April 1, 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, the Company recorded all such costs and expenses in product development expenses in the statements of operations. Beginning April 1, 2007, in order to better present operating results and to enhance comparability with industry peers, the Company reclassified expenses in relation to game operations, mainly salary and benefits of game masters, from product development expenses to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified. Such reclassification amounted to $275,000 for the three months ended March 31, 2007.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (or SFAS 157) for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement. The carrying amount of the Company's cash and cash equivalents approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximates their market value based on their short-term maturities. As of March 31, 2008, the initial adoption of SFAS 157 had no effect on the consolidated results of operations and financial condition.

2. SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company mainly operates in four principal segments: brand advertising, sponsored search, online game and wireless. From April 1, 2007, the Company adjusted its reported segments and reclassified the results of its online game segment from its other operations and reported online game results as a separate segment. Such reclassification amounted to approximately $1.6 million in revenues and $0.9 million in cost of revenues for the three months ended March 31, 2007, respectively.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2008
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$33,155	$1,614	$40,955	$8,593	$506	$84,823
Segment cost of revenues	(10,943)	(1,514)	(3,203)	(3,931)	(379)	(19,970)
Segment gross profit	$22,212	$100	$37,752	$4,662	$127	$64,853
Share-based compensation expense under SFAS 123(R)						(322)
Gross profit						$64,531
	Three Months Ended March 31, 2007
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$23,527	$2,086	$1,617	$5,576	$280	$33,086
Segment cost of revenues	(7,732)	(1,559)	(853)	(2,610)	(95)	(12,849)
Segment gross profit	$15,795	$527	$764	$2,966	$185	$20,237
Share-based compensation expense under SFAS 123(R)						(451)
Gross profit						$19,786

3. INCOME TAX EXPENSE

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 16.5% and certain subsidiaries are subject to taxes in the People’s Republic of China.

Prior to January 1, 2008, the Company’s subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises were exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and were entitled to a 50% tax reduction to a rate of 7.5% for the subsequent three years and 15% thereafter. For the three months ended March 31, 2007, most operations of the Company in the PRC were subject to an applicable tax rate of 7.5% or were exempted from income tax as new technology enterprises.

On January 1, 2008, the newly introduced Corporate Income Tax Laws, which unify the statutory income tax rate of enterprises in China to 25%, became effective. The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for companies qualified as new technology enterprises under the previous income tax laws and rules and established before March 16, 2007. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “New Technology Enterprises,” which will be entitled to a favorable statutory tax rate of 15%. Solicitation of actual applications has not yet commenced. There are still divergent views on whether there will be any preconditions for allowing grandfather treatment for the unexpired tax holidays of New Technology Enterprises previously qualified under the old tax laws as of December 31, 2007. Due to uncertainties on a) whether any of the Company’s major operating entities in China will eventually be approved for New Technology Enterprise status and b) whether theses entities will be able to enjoy grandfather treatment for their unexpired tax holidays unconditionally, for the three months ended March 31, 2008, the Company has accounted for its current and deferred income tax based on the enacted statutory tax rate of 25%, assuming that it would not enjoy any of the preferential tax treatment mentioned above. For the three months ended March 31, 2008, the Company has recorded income tax expense of $9.2 million, including a $0.4 million increase in deferred tax liabilities, which were offset by $1.1 million from deferred tax assets. The Company will account for lower tax charges in future quarters if and when confirmation is received from the Chinese tax authorities that any of these operating entities is entitled to be taxed at preferential rates.

As required by the Corporate Income Tax Law, the profits of a foreign invested enterprise arising in year 2008 and beyond which will be distributed to its immediate holding company outside China, will be subject to the withholding tax at 10%. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Most of the Company’s China-based subsidiaries, Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software) and Beijing AmazGame Age Internet Technology Co., Ltd. (or AmazGame Age) are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to distribute any profit arising in year 2008 and beyond to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2008, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income from continuing operations	$21,563	$4,459
(Loss) gain from discontinued e-commerce operations	(1)	7
Net income	21,562	4,466
Effect of dilutive securities:
Amortization of offering costs for zero coupon convertible senior notes	-	124
Net income adjusted for dilutive securities	$21,562	$4,590

Denominator:
Weighted average basic common shares outstanding	37,759	36,722
Effect of dilutive securities:
Stock options and restricted stock units	1,278	928
Zero coupon convertible senior notes	-	1,336
Weighted average diluted common shares outstanding	39,037	38,986

Basic income per share from continuing operations	$0.57	$0.12
Basic (loss) gain per share from discontinued e-commerce operations	-	-
Basic net income per share	$0.57	$0.12

Diluted net income per share from continuing operations	$0.55	$0.12
Diluted (loss) gain per share from discontinued e-commerce operations	-	-
Diluted net income per share	$0.55	$0.12

5. SHARE-BASED COMPENSATION EXPENSE

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of March 31, 2008, 1,067,926 shares were available for grant under the plan.

A summary of option activity under the Company’s 2000 Stock Incentive Plan as of March 31, 2008, and changes during the three month period then ended, is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2008	1,509	$17.68	6.58	$55,610
Exercised	(26)	17.70
Forfeited or expired	(3)	17.73
Outstanding at March 31, 2008	1,480	17.68	6.34	$40,655
Vested at March 31, 2008 and expected to vest thereafter	1,385	17.60	6.29	$38,122
Exercisable at March 31, 2008	1,197	17.67	6.16	$32,855

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $45.13 as of March 31, 2008.

The total intrinsic value of options exercised during the three month period ended March 31, 2008 was $708,000.

A summary of restricted stock unit activity under the Company’s 2000 Stock Incentive Plan as of March 31, 2008, and changes during the three month period ended, is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Stock Units	(in thousands)	Fair Value
Unvested at January 1, 2008	549	$24.65
Granted	9	53.50
Vested	(45)	23.57
Forfeited	(8)	29.05
Unvested at March 31, 2008	505	25.22
Expected to vest thereafter	376	25.44

As of March 31, 2008, there was $0.9 million of total unrecognized compensation cost related to options for which services had not been provided. That cost is expected to be recognized over a weighted average period of 0.64 years. The total fair value of options expensed during the three months ended March 31, 2008 and 2007 was $0.6 million and $1.0 million, respectively.

As of March 31, 2008, there was $5.1 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.03 years. Total fair value of restricted stock units expensed during the three months ended March 31, 2008 and 2007 was $1.1 million and $1.5 million, respectively.

There were no capitalized share-based compensation costs during the three months ended March 31, 2008 and 2007.

During three months ended March 31, 2008 and 2007, total cash received from the exercise of stock options amounted to $0.5 million and $1.4 million, respectively.

For the three months ended March 31, 2008, the Company granted equity based awards with a fair value of $3.8 million in one of our subsidiaries. The fair value of the equity based awards was determined using the discounted cash flow method and the guideline companies method. A portion of these awards was vested immediately and the related fair value of $1.8 million was charged to the income statement at the date of grant. In April 2008, the board of directors modified the vesting conditions of the remaining unvested awards. The modification consisted primarily of removing provisions for vesting of the awards upon certain future events. As a consequence, the awards are exercisable over a four-year period commencing the date of grant. The fair value of the remaining equity based awards will be recognized starting from the date when the board of directors approved the modification of the vesting conditions.

6. VIEs

FIN 46R “Consolidation of Variable Interest Entities” requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To satisfy PRC laws and regulations, the Company conducts its Internet information, online game, wireless and certain other businesses in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (or Dr. Zhang), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Company. Capital for the VIEs is funded by the Company through loans provided to Dr. Zhang and those employees, and is initially recorded as loans to related parties. These loans are eliminated for accounting purposes with the capital of VIEs during consolidation.

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of March 31, 2008, the aggregated amount of these loans was $11.6 million.

The following is a summary of the VIEs of the Company which are consolidated under FIN 46R:

a)

High Century

Beijing Century High Tech Investment Co., Ltd. (or High Century) was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Li Wei, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

b)

Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd (or Sohu Entertainment), formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda) was incorporated in the PRC in 2002 and engages in entertainment business in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1,210,000. Originally, High Century and Li Wei held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further satisfy PRC regulations, High Century and Li Wei transferred their interests in Sohu Entertainment to Xin Wang (Belinda) and Wang Jianjun, each of whom is an employee of the Company. In July 2007, Wang Jianjun transferred all his interests in Sohu Entertainment to Deng Ye, an employee of the Company. As a result, Xin Wang (Belinda) and Deng Ye own 80% and 20% interests in Sohu Entertainment, respectively.

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

e)

Huohu

Beijing Huohu Digital Technology Co., Ltd. (or Huohu) was incorporated in the PRC in 2005. Huohu engages in software and technology development for the games business. The registered capital of Huohu is $121,000. Sohu Era, one of the indirect China-based subsidiaries of the Company, and an employee of Huohu, hold 75% and 25% interests in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $36,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to a designated third party. Based on the arrangement between Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Huohu.

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

i)

Guangzhou Interactive

Guangzhou Sohu Interactive Network Technology Co., Ltd. (or Guangzhou Interactive) was incorporated in the PRC in 2006 and engages in providing Internet information services in Guangdong Province. The registered capital of Guangzhou Interactive is $631,000. Sohu Internet and High Century each holds a 50% interests in Guangzhou Interactive. In January 2008, Guangzhou Interactive was liquidated.

j)

Gamease Age

Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease Age) was incorporated in the PRC in August 2007 and engages in Internet information services. The registered capital of Gamease Age is $1,331,000. Wang Tao and Zhou Jing, each of whom is an employee of the Company, own 60% and 40% interests, respectively, in Gamease Age.

Pursuant to FIN 46R, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and Gamease Age are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements. As of March 31, 2008, the above VIEs have aggregate accumulated profits of approximately $4.8 million which have been reflected in the consolidated financial statements.

7. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions during the three months ended March 31, 2008 and 2007, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Accounting Caption	Three Months Ended March 31,
			2008	2007
An investee of the Company*	Revenue sharing	Cost of revenues	$-	$378

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

From time to time, the Company becomes subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights in connection with the content published on our Websites. The Company provides for the amount of loss, if there is information available prior to issuance of the Company’s financial statements indicating that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company has entered in certain sponsorship agreements, under which the Company is obliged to provide advertising services and Website construction, operation and maintenance services to third parties during the contract periods.

As of March 31, 2008, the Company had future minimum content and service purchase commitments of $14.6 million, $2.4 million and $0.4 million for the years ending March 31, 2009, 2010 and 2011, respectively. As of March 31, 2008, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Marvel Hero Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (or 21 East HK), Changyou.com Limited (formerly known as TL Age Limited), Changyou.com HK Limited (formerly known as TL Age Hong Kong Limited), Sogou Hong Kong Limited, Sohu.com (Game) Limited (or Sohu Game), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media) and Beijing AmazGame Age Internet Technology Co., Ltd. (or AmazGame Age), and our variable interest entities (or VIEs) Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd ,or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang), Beijing Sogou Information Services Co., Ltd. (or Sogou Information), Beijing 21 East Culture Development Co., Ltd (or 21 East Beijing), Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease Age), and New 21 East Art Development (Beijing) Co., Ltd. (or New 21 East), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading online media, search, online game and mobile value-added services company providing comprehensive online products and services to consumers and businesses in China, through our comprehensive matrices of web properties, consisting of the mass portal and leading online media destination www.sohu.com; the interactive search engine www.sogou.com; the leading games information portal www.17173.com; one of the top real estate Websites www.focus.cn; the leading online alumni club www.chinaren.com; a leading online mapping service Website www.go2map.com; and the wireless value-added services provider www.goodfeel.com.cn. We offer our user community very broad choices regarding information, entertainment, communication, online game and wireless services. We derive revenue primarily through the sale of brand advertising, sponsored search, online game and wireless services. We also sponsor major events to further enhance our viewership and create a positive branding impact.

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

Wireless revenues are derived from providing short messaging services, or SMS, Ring Back Tone, or RBT, Wireless Application Protocol, or WAP, multimedia messaging services, or MMS and interactive voice response, or IVR, mainly consisting of news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. Recently, the time lag in receiving monthly statements from one of the mobile network operators has increased. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, we, using information generated from our own internal system and historical data, make estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $538,000 (gross margin underestimate of $286,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate and bad debt rate per an operator’s statement and our internal estimates could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended March 31, 2008, 74% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, mainly whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction. To the extent we are acting as a principal in a transaction, we report as revenue the payments received on a gross basis, and reports as costs of revenue the amounts attributable to services provided by mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis reporting as revenue the payments received less commission and other payments to third parties. The determination of whether we are serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

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

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China-based subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of March 31, 2008 and March 31, 2007 was a gain of $17.5 million and $6.0 million, respectively.

Allowance for Doubtful Accounts Receivables

Our management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $38.2 million, net of allowance for doubtful accounts of $2.0 million as of March 31, 2008. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of March 31, 2008, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise office buildings, investment properties, computer equipment and hardware, office furniture, vehicles and leasehold improvements, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include prepaid content fees and rental deposits. We amortize the content fees over the terms of the contracts. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of March 31, 2008, we were not aware of any indication of any other impairment of our intangible assets, fixed assets and other assets.

Share-Based Compensation

Effective from January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of stock options, restricted stock units and other equity based awards, to be recognized in the financial statements based on their grant date fair values.

Since January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. The fair value of the options granted before January 1, 2006 is determined based on the Black-Scholes valuation model, which is consistent with the valuation techniques utilized when we prepared pro forma information under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (or SFAS 123). Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Fair value of the share-based awards is recognized as share-based compensation cost over the requisite service period, net of estimated forfeitures on an accelerated basis under SFAS 123(R).

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

As of March 31, 2008, our deferred tax assets are related to net operating losses of the holding company that would apply to United States income taxes, and net operating losses and temporary differences between accounting and tax bases for our China-based subsidiaries and VIEs. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from the net operating losses of the holding company will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

REVENUES

Total revenues were $84.8 million and $33.1 million for the three months ended March 31, 2008 and 2007, respectively.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $34.8 million and $25.6 million, or 41% and 77% of total revenues for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, advertising revenues consisted of revenues from brand advertising of $33.2 million, and revenues from sponsored search of $1.6 million. For the three months ended March 31, 2007, advertising revenues consisted of revenues from brand advertising of $23.5 million, and revenues from sponsored search of $2.1 million.

Brand advertising. Brand advertising revenues increased by $9.7 million to $33.2 million for the three months ended March 31, 2008 as compared to $23.5 million for the three months ended March 31, 2007. The increase of $9.7 million from 2007 to 2008 consisted of: (i) a $12.3 million increase from advertisers who advertised with us during the three months ended March 31, 2008 but did not advertise on our Website during the three months ended March 31, 2007; (ii) a $4.8 million increase in revenues from the advertisers who advertised with us in the three months ended March 31, 2007 and continued to do so in the three months ended March 31, 2008; and (iii) a $7.4 million decrease in revenues as some of the advertisers who advertised with us during the three months ended March 31, 2007 did not advertise on our Website channels during the three months ended March 31, 2008. No single customer accounted for more than 10% of total brand advertising revenues for each of the three months ended March 31, 2008 and 2007. As of March 31, 2008 and 2007, we had $1.8 million and $1.9 million of receipt in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the three months ended March 31, 2008 and 2007, we recorded brand advertising revenues of approximately $443,000 and $267,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), formerly known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement expiring in November 2006 and has been extended to November 2009. Fujian Tian Qing was the owner of 17173.com Website prior to our acquisition of 17173.com from them.

We expect brand advertising revenues to increase in the second quarter of 2008 as compared to the first quarter of 2008.

Sponsored search. Sponsored search revenues decreased by $0.5 million to $1.6 million for the three months ended March 31, 2008 as compared to $2.1 million for the three months ended March 31, 2007. Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 36% of the total sponsored search revenues in the first quarter of 2008 as compared to 28% in the first quarter of 2007. The decrease in sponsored search revenues mainly resulted from our continued efforts to strengthen our anti-fraudulent click-through mechanism which resulted in a decrease in average click-through rates.

Non-advertising Revenues

Non-advertising revenues are derived principally from online game, wireless and other services.

Non-advertising revenues were $50.1 million and $7.5 million, or 59% and 23% of total revenues for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008, non-advertising revenues consisted of revenues from online game of $41.0 million, from wireless of $8.6 million and from other services of $0.5 million. For the three months ended March 31, 2007, non-advertising revenues consisted of revenues from online game of $1.6 million, from wireless of $5.6 million and from other services of $0.3 million.

Online game. Our online game revenues are mainly derived from two game titles, Tian Long Ba Bu (or TLBB) and Blade Online (or BO). TLBB is our first in-house developed online game launched on May 9, 2007. BO was licensed from a local independent game development studio and launched in October 2004.

For the three months ended March 31, 2008, online game revenues increased by $39.4 million to $41.0 million as compared to $1.6 million for the three months ended March 31, 2007. This was primarily due to the commercial launch of TLBB in May 2007, with total revenue of $38.9 million in the three months ended March 31, 2008, representing 95% of total online game revenues. As of March 31, 2008, the total registered users of TLBB had reached 28 million and peak concurrent users of TLBB had reached 592,000.

The following table sets forth revenue derived from TLBB in China and related operating data:

	Three Months Ended
	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007
TLBB revenue (US$’000)	38,493	21,757	10,794
APA (in thousand)*	1,387	1,096	690
ARPU (in RMB)**	199	147	118

Notes:

* Quarterly APA, or quarterly active paying accounts, is the aggregate number of accounts from which game points are utilized at least once during the quarter.

** Quarterly ARPU, or quarterly revenue per active paying accounts, is our online game net revenues during the quarter divided by the quarterly active paying accounts during the quarter; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

The success of TLBB in China has enabled us to license the game in the overseas market. In August 2007, we licensed TLBB to an operator in Vietnam. For the three months ended March 31, 2008, we recorded revenue of $381,000 for the license fees and usage-based royalties from this arrangement.

Online game revenues are collected through sale of our prepaid cards, which we sell in both virtual and physical form, to third party distributors and retailers. We account for proceeds from sale of prepaid game cards from distributors or retailers as receipts in advance from distributors in our consolidated balance sheet, prior to their registration to specific game accounts. Once a prepaid game card is registered to a specific game account, we account for related amounts as deferred revenues. As of March 31, 2008, we had receipts in advance from distributors of $8.9 million and deferred revenues of $2.4 million, as compared with $0.6 million and $0.2 million, respectively, as of March 31, 2007.

We expected online game revenue to increase in the second quarter of 2008 as compared to the first quarter of 2008.

Wireless. Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the three months ended March 31, 2008, we normally charged monthly fees ranging from $0.070 to $4.187 and per message/download fee ranging from approximately $0.007 to $0.558.

For the three months ended March 31, 2008, our wireless revenues increased by $3.0 million to $8.6 million as compared to $5.6 million for the three months ended March 31, 2007, primarily due to an increase of $1.1 million in SMS revenues and an increase of $2.1 million in RBT, MMS and IVR revenues. This increase was partially offset by a decrease of $0.2 million in WAP revenues. The increase in SMS, MMS and IVR revenue was primarily due to successful product distribution programs, and the increase in RBT revenue was because of our continued market development effort and product diversification.

Assuming that there are no further regulatory changes, we expect wireless revenues to increase in the second quarter of 2008 as compared to the first quarter of 2008.

Others. Other services mainly consist of sales of software to third parties, provision of applications service provider (or ASP) services, office space rental income and construction of websites. For the three months ended March 31, 2008 and 2007, revenues for other services were $506,000 and $280,000, respectively.

COSTS AND EXPENSES

In the quarters prior to April 1, 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, we recorded all such costs and expenses in product development expenses in the statements of operations. Beginning April 1, 2007, in order to better present operating results and to enhance comparability with industry peers, we reclassify expenses in relation to game operations, mainly salary and benefits of game masters, from product development expenses to cost of online game revenues. To conform with current period presentations, the relevant amounts for prior periods have been reclassified. Such reclassification amounted to $275,000 for the three months ended March 31, 2007.

Cost of Revenues

Total cost of revenues was $20.3 million and $13.3 million for the three months ended March 31, 2008 and 2007, respectively.

Cost of Advertising Revenues

Cost of advertising revenues increased by $3.1 million to $12.8 million for the three months ended March 31, 2008 as compared to $9.7 million for the three months ended March 31, 2007.

Brand advertising. Cost of brand advertising revenues includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $11.3 million and $8.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase of $3.2 million consisted of a $1.2 million increase in personnel expense, a $0.7 million increase in content purchases, a $0.5 million increase in bandwidth leasing costs due to increased traffic of our Websites, a $0.3 million increase in servers depreciation expense, a $0.2 million increase in payments to our business partners, and a $0.3 million increase in other costs. Our brand advertising gross margins for the three months ended March 31, 2008 and 2007 were 66% and 65%, respectively.

Sponsored search. Cost of sponsored search revenues consisted primarily of relevant depreciation of servers and computer equipment, payments to our Website Alliance, bandwidth leasing costs, personnel cost and data collection cost. Cost of sponsored search revenues was $1.5 million for the three months ended March 31, 2008 as compared to $1.6 million for the three months ended March 31, 2007. Our sponsored search gross margin for the years ended March 31, 2008 and 2007 was 6% and 24%, respectively. The decrease was primarily due to higher bandwidth leasing costs to support the increased traffic and a smaller scale of sponsored search revenue.

Cost of Non-advertising Revenues

Cost of non-advertising revenues was $7.5 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively.

Online game. Cost of online game revenues primarily consists of personnel costs relating to the operation of the games, bandwidth leasing costs, revenue sharing with the game developer of BO and depreciation of servers and computer equipment. Cost of online game revenues was $3.2 million for the three months ended March 31, 2008 as compared to $0.9 million for the three months ended March 31, 2007. The increase in cost of online game revenues was mainly due to increased server depreciation and bandwidth leasing costs due to the launch of TLBB, and increase in personnel costs relating to operation of TLBB. Our online game gross margin was 92% for the three months ended March 31, 2008 as compared to 46% for the three months ended March 31, 2007. The increase primarily represents contribution from TLBB.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party content providers for promotion services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues increased by $1.3 million to $3.9 million for the three months ended March 31, 2008 as compared to $2.6 million for the three months ended March 31, 2007. The increase in cost of wireless revenues resulted from an increase of $0.7 million related to payments to third party wireless service alliances and content providers, and an increase of $0.6 million in collection charges and transmission charges paid to mobile network operators. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.003 to $0.028 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 60% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the first quarter of 2008. Our wireless gross margins were 54% and 53% for the three months ended March 31, 2008 and 2007, respectively.

Others. Cost of revenues for other services, was $381,000 and $99,000 for the three months ended March 31, 2008 and 2007, respectively. Cost of revenues for other services mainly consists of personnel and other expenses in connection with sales of software, provision of ASP services and construction of websites.

Product Development Expenses

Product development expenses increased by $6.8 million to $11.5 million for the three months ended March 31, 2008, as compared to $4.7 million for the three months ended March 31, 2007. The increase was primarily due to a $4.2 million increase in personnel expenses resulting from an increases in headcount, salaries and bonuses, a $1.5 million increase in share-based compensation expense under SFAS 123(R), a $0.7 million increase in traveling and entertainment expenses, and a $0.4 million increase in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $8.8 million to $16.1 million for the three months ended March 31, 2008 as compared to $7.3 million for the three months ended March 31, 2007. The increase primarily consists of a $7.3 million increase in advertising and promotion expenses, which included the relevant expenses associated with our exclusive Olympic sponsorship in the Internet Content Services category, investment in corporate branding, marketing expenses for TLBB and other products, a $1.8 million increase in personnel expenses resulting from an increase in headcount, salaries and sales commission, which was offset by a $0.3 million decrease in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million to $6.2 million for the three months ended March 31, 2008 as compared to $3.4 million for the three months ended March 31, 2007. The increase was primarily due to a $1.5 million increase in professional fee, a $1.1 million increase in loss from disposal of fixed assets and intangible assets, and a $0.2 million increase in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $196,000 and $379,000 for the three months ended March 31, 2008 and 2007, respectively, which were mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit increased by $26.4 million to $30.5 million for the three months ended March 31, 2008, as compared to $4.1 million for the three months ended March 31, 2007. The operating profit for the three months ended March 31, 2008 included $3.5 million of share-based compensation expense, as compared to $2.5 million of share-based compensation expense for the three months ended March 31, 2007.

Other Income (Expenses)

For the three months ended March 31, 2008, other income of $43,000 mainly consisted of several miscellaneous items. For the three months ended March 31, 2007, other expenses of $120,000 mainly consisted of amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003.

Interest Income and Exchange Difference

For the three months ended March 31, 2008, interest income and exchange difference was $166,000, comprising interest income of $755,000, which was offset by the exchange loss of $589,000. For the three months ended March 31, 2007, interest income and exchange difference was $769,000, comprising interest income of $664,000 and the exchange gain of $105,000.

Income Tax Expense

For the three months ended March 31, 2008, income tax expense was $9.2 million as compared with $282,000 for the same period in 2007. The increase in income tax expense was mainly attributed to the increase in both taxable income and statutory tax rate adopted for enterprises in PRC.

Prior to January 1, 2008, our subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises were exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and were entitled to a 50% tax reduction to a rate of 7.5% for the subsequent three years and 15% thereafter. For the three months ended March 31, 2007, most of our operations in the PRC were subject to an applicable tax rate of 7.5% or were exempted from income tax as new technology enterprises.

On January 1, 2008, the newly introduced Corporate Income Tax Laws, which unify the statutory income tax rate of enterprises in China to 25%, became effective. The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for companies qualified as new technology enterprises under the previous income tax laws and rules and established before March 16, 2007. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “New Technology Enterprises,” which will be entitled to a favorable statutory tax rate of 15%. Solicitation of actual applications has not yet commenced. There are still divergent views on whether there will be any preconditions for allowing grandfather treatment for the unexpired tax holidays of New Technology Enterprises previously qualified under the old tax laws as of December 31, 2007. Due to uncertainties on a) whether any of the Company’s major operating entities in China will eventually be approved for New Technology Enterprise status and (b) whether theses entities will be able to enjoy grandfather treatment for their unexpired tax holidays unconditionally, for the three months ended March 31, 2008, we have accounted for our current and deferred income tax based on the statutory tax rate of 25%, assuming that we would not enjoy any of the preferential tax treatment mentioned above. For the three months ended March 31, 2008, we have recorded income tax expense of $9.2 million, including a $0.4 million increase in deferred tax liabilities, which were offset by $1.1 million from deferred tax assets. We will account for lower tax charges in future quarters if and when confirmation is received from the Chinese tax authorities that any of these operating entities is entitled to be taxed at preferential rates.

As required by the Corporate Income Tax Law, the profits of a foreign invested enterprise arising in year 2008 and beyond which will be distributed to its immediate holding company outside China, will be subject to the withholding tax at 10%. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Most of our China-based subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology. Since we intend to reinvest our earnings to further expand our businesses in mainland China, our foreign invested enterprises do not intend to distribute any profit arising in year 2008 and beyond to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2008, we have not recorded any withholding tax on the retained earnings of our foreign invested enterprises in China.

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

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition was accounted for as a purchase business combination and the results of operations from the acquisition date have been included in our consolidated financial statements, resulting in minority interests of $8,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

Net Income from Continuing Operations

For the three months ended March 31, 2008, income from continuing operations was $21.6 million, as compared to $4.5 million for the three months ended March 31, 2007.

(Loss) gain from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the three months ended March 31, 2008, loss from discontinued e-commerce operations was $1,000. For the three months ended March 31, 2007, gain from discontinued e-commerce operations of $7,000 was mainly from collection of doubtful receivables previously provided for.

Net Income

As a result of the foregoing, we had net income of $21.6 million for the three months ended March 31, 2008, as compared to net income of $4.5 million for the three months ended March 31, 2007. The net profit for the three months ended March 31, 2008 included $3.5 million of share-based compensation expense under SFAS 123(R), as compared to $2.5 million of share-based compensation expense for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through sales of equity securities, public offering of common shares and convertible notes, and cash provided by operations. From inception through March 31, 2008, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. During the year ended December 31, 2005, we early redeemed from the market a portion of our zero coupon convertible senior notes with face value of $15,220,000 at a discount. During the year ended December 31, 2006, we early redeemed from the market a portion of our zero coupon convertible senior notes at a discount for $15,000,000 in aggregate face value. As of the end of the notification period associated with the July 14, 2007 repurchase date, note holders had exercised their right to require us to repurchase such notes in an aggregate principal amount of $58.5 million. We repurchased such notes on July 16, 2007. In November 2007, the majority of remaining note holders with $1,250,000 in face amount of convertible notes exercised their right to convert their notes to our common stock at a conversion price of $44.76 per share. As of March 31, 2008, the outstanding balance of zero coupon convertible senior notes was $6,000.

In summary, our cash flows were (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$39,734	$3,775
Net cash used in investing activities	(6,426)	(38,043)
Net cash provided by financing activities	1,093	1,508
Effect of exchange rate change on cash and cash equivalents	3,284	577
Net increase (decrease) in cash and cash equivalents	37,685	(32,183)
Cash and cash equivalents at beginning of period	122,706	124,756
Cash and cash equivalents at end of period	$160,391	$92,573

For the three months ended March 31, 2008, net cash provided by operating activities was $39.7 million. This was primarily attributable to our net income of $21.6 million, adjusted by non-cash items of share-based compensation of $3.5 million, depreciation and amortization of $3.8 million, other non-cash effect of $0.6 million, and a $10.2 million decrease in working capital. For the three months ended March 31, 2007, net cash provided by operating activities was $3.8 million. This was primarily attributable to our net income of $4.5 million, adjusted by non-cash items of depreciation and amortization of $3.0 million, share-based compensation of $2.5 million, provision for allowance for doubtful accounts of $0.4 million, which were offset by other non-cash effect of $0.1 million, and a $6.5 million increase in working capital.

For the three months ended March 31, 2008, net cash used in investing activities was $6.4 million, and was primarily attributable to $7.1 million used in acquiring fixed assets, $403,000 used in purchase of intangible and other assets, and was offset by a $1.1 million decrease in restricted cash. For the three months ended March 31, 2007, net cash used in investing activities was $38.0 million, and was primarily attributable to $38.4 million used in acquiring fixed assets, $0.6 million used in other acquisitions, and was offset by a $1.0 million decrease in restricted cash.

For the three months ended March 31, 2008, $1.1 million net cash provided by financing activities was primarily attributable to issuance of common stock upon the exercise of options granted under our stock incentive plan and cash contributions received from minority shareholder. For the three months ended March 31, 2007, $1.5 million net cash provided by financing activities was primarily attributable to issuance of common stock upon the exercise of options granted under our stock incentive plan.

As of March 31, 2008, we had cash and cash equivalents of $160.4 million as compared to $122.7 million as of December 31, 2007.

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

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the US Dollar. The exchange rate of the RMB against the US Dollar was adjusted to RMB 8.11 per US Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the US Dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the US Dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the US Dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. During the period from May 19, 2007 to March 31, 2008, the RMB rate against the US Dollar has decreased from 7.67 to 7.02, representing an appreciation of RMB about 8%. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consisted of cash and cash equivalents, restricted cash, receivables, payables and zero coupon convertible senior notes as of March 31, 2008:

	Expected Maturity Date
	Before March 31,						Total Recorded
	2009	2010	2011	2012	2013	Thereafter	Value	Fair Value
On-balance sheet financial instruments
(in US$ ‘000)
Cash and cash equivalents:
in US$	41,625	-	-	-	-	-	41,625	41,625
in RMB	118,365	-	-	-	-	-	118,365	118,365
in HK$	401	-	-	-	-	-	401	401
Sub-total	160,391	-	-	-	-	-	160,391	160,391

Restricted cash
in US$	1,438	375	-	-	-	-	1,813	1,813
in RMB	1,447	-	-	-	-	-	1,447	1,447
Sub-total	2,885	375	-	-	-	-	3,260	3,260

Receivables
in US$	202	-	-	-	-	-	202	202
in RMB	45,969	-	-	-	-	-	45,969	45,969
in HK$	34	-	-	-	-	-	34	34
Sub-total	46,205	-	-	-	-	-	46,205	46,205

Payables
in US$	4,150	-	-	-	-	-	4,150	4,150
in RMB	88,415	-	-	-	-	-	88,415	88,415
in HK$	45	-	-	-	-	-	45	45
Sub-total	92,610	-	-	-	-	-	92,610	92,610

Zero coupon convertible senior notes
in US$	6	-	-	-	-	-	6	6

INTEREST RATE RISK

Our investment policy limits our investments of excess cash in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

The following table provides information, by maturity date, regarding our interest rate sensitive financial instruments, which consisted of zero coupon convertible senior notes as of March 31, 2008.

(US$ ‘000)	Expected Maturity Date						Total Recorded Value	Fair Value
	Before March 31,
	2009	2010	2011	2012	2013	Thereafter
Zero coupon convertible senior notes	6	-	-	-	-	-	6	6
Average interest rate	0.00%	-	-	-	-	-

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2008 four companies, Sony BMG, Warner Music, Universal Music and Gold Label Entertainment, commenced lawsuits against us in the Beijing No. 1 Intermediate People’s Court alleging that we have provided music search links and download services for songs in which they own copyrights, and that provision of these links and services violates their copyrights. The aggregate damages claimed in these lawsuits are approximately $7.5 million. The lawsuits are in the preliminary phase and we are assessing the plaintiffs’ claims. We cannot predict the outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

In addition, from time to time we become subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our email, message boards, other communications, and community features, such as claims alleging defamation or invasion of privacy. Even if not meritorious, such proceedings or claims could result in the expenditure of significant financial and management resources.

ITEM 1A. RISK FACTORS

While we have control procedures in place that are designed to prevent the infringement by us of the intellectual property right of others, we cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be required to pay damages and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. For example, during 2006 five United States movie companies commenced a lawsuit against us in the PRC alleging that a movie download service we had been providing infringed their copyrights in the movies. In December 2006, the court decided the case against us, and ordered us to pay damages of approximately $138,000 to the U.S. movie companies. In addition, in 2007 a writer brought a lawsuit against in China claiming that we violated his copyright to 190 SMS messages in 2007. The Chinese court decided the case against us, and we paid damages of approximately $13,000 to the writer. In addition, we have provided search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party Websites, which may be protected by copyright law. In March 2008 four music record companies commenced lawsuits against us in the PRC alleging that we have provided music search links and download services for songs in which they own copyrights, and that the provision of these links and services violated their copyrights. We cannot predict the outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

There are no other material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008.

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

During the three months ended March 31, 2008, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

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

Dated: May 9, 2008

SOHU.COM INC.
By:	/s/ Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended March 31, 2008

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu