Form 10-Q
period 2008-06-30
SOHU COM INC
filed 2008-08-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

(8610) 6272-6666

(Address, including zip code, of registrant’s principal executive offices and registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2008
Common stock, $.001 par value	38,390,375

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of
	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$225,983	$122,706
Accounts receivable, net	36,643	27,058
Prepaid and other current assets	21,422	7,551

Total current assets	284,048	157,315
Fixed assets, net	74,955	65,027
Goodwill	55,554	55,542
Intangible assets, net	6,022	7,041
Restricted cash	2,835	4,324
Other assets, net	3,228	1,268

	$426,642	$290,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,984	$2,667
Accrued liabilities to suppliers and agents	29,819	23,741
Receipts in advance and deferred revenue	24,435	14,139
Tax payables	19,805	6,850
Other accrued liabilities	38,458	24,210
Zero coupon convertible senior notes	6	6

Total current liabilities	116,507	71,613

Commitments and contingencies (Note 8)
Minority interests	2,985	7
Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 38,390 and 37,715 shares issued and outstanding, respectively)	43	42
Additional paid-in capital	199,862	182,225
Treasury stock (4,137 shares)	(54,686)	(54,686)
Accumulated other comprehensive income	20,776	11,912
Retained earnings	141,155	79,404

Total shareholders’ equity	307,150	218,897

	$426,642	$290,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Advertising:
Brand advertising	$41,691	$26,632	$74,846	$50,159
Sponsored search	1,693	1,747	3,307	3,833

Subtotal of advertising revenues	43,384	28,379	78,153	53,992

Non-advertising:
Online game	47,896	3,825	88,851	5,442
Wireless	9,166	6,588	17,759	12,164
Others	1,534	196	2,040	476

Subtotal of non-advertising revenues	58,596	10,609	108,650	18,082

Total revenues	101,980	38,988	186,803	72,074
Cost of revenues:
Advertising:
Brand advertising	13,907	9,287	25,159	17,431
Sponsored search	1,605	1,383	3,125	2,961

Subtotal of cost of advertising revenues	15,512	10,670	28,284	20,392

Non-advertising:
Online game	3,505	1,401	6,713	2,270
Wireless	5,480	3,175	9,411	5,785
Others	378	132	759	231

Subtotal of cost of non-advertising revenues	9,363	4,708	16,883	8,286

Total cost of revenues	24,875	15,378	45,167	28,678

Gross profit	77,105	23,610	141,636	43,396
Operating expenses:
Product development	10,798	5,494	22,277	10,173
Sales and marketing	21,408	9,457	37,548	16,747
General and administrative	4,827	3,414	11,012	6,772
Amortization of intangible assets	199	310	395	689

Total operating expenses	37,232	18,675	71,232	34,381

Operating profit	39,873	4,935	70,404	9,015

Other expenses	(575)	(120)	(532)	(240)
Interest income and exchange difference	1,480	1,057	1,646	1,826

Income before income tax expense	40,778	5,872	71,518	10,601
Income tax expense	(577)	(163)	(9,762)	(445)

Income from continuing operations	40,201	5,709	61,756	10,156
Minority interests	(12)	18	(4)	30

Net income from continuing operations	40,189	5,727	61,752	10,186
Loss from discontinued e-commerce operations	—	(20)	(1)	(13)

Net income	$40,189	$5,707	$61,751	$10,173

Basic net income per share	$1.05	$0.15	$1.63	$0.28

Shares used in computing basic net income per share	38,108	36,903	37,934	36,813

Diluted net income per share	$1.02	$0.15	$1.57	$0.27

Shares used in computing diluted net income per share	39,429	39,130	39,234	39,059

Net income for the three months ended June 30, 2008 included share-based compensation expense under statement of Financial accounting Standards No.123 (revised 2004), Share-Based Payment (or SFAS 123(R)), including $0.3 million in cost of revenues, $1.3 million in product development expenses, $0.2 million in sales and marketing expenses, and $0.4 million in general and administrative expenses. Net income for the six months ended June 30, 2008 included share-based compensation expense under SFAS 123(R), including $0.6 million in cost of revenues, $3.6 million in product development expenses, $0.5 million in sales and marketing expenses, and $1.0 million in general and administrative expenses. Net income for the three months ended June 30, 2007 included share-based compensation expense under SFAS 123(R), including $0.5 million in cost of revenues, $0.7 million in product development expenses, $0.4 million in sales and marketing expenses, and $0.8 million in general and administrative expenses. Net income for the six months ended June 30, 2007 included share-based compensation expense under SFAS 123(R), including $0.9 million in cost of revenues, $1.5 million in product development expenses, $0.9 million in sales and marketing expenses, and $1.6 million in general and administrative expenses. Please refer to Note 5 to the Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$61,751	$10,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,154	4,519
Amortization of intangible assets and other assets	1,582	1,688
Allowance for doubtful accounts	137	955
Share-based compensation expense	5,668	4,880
Excess tax benefits from share-based payment arrangements	(2,465)	(102)
Minority interests	4	(30)
Others	940	37
Changes in assets and liabilities:
Accounts receivable	(6,888)	(5,125)
Prepaid and other current assets	(14,167)	(1,172)
Accounts payable	1,317	280
Accrued liabilities to suppliers and agents	6,078	4,666
Receipts in advance and deferred revenue	10,296	258
Tax payables	12,955	(3,408)
Other accrued liabilities	15,503	2,398

Net cash provided by operating activities	98,865	20,017
Cash flows from investing activities:
Purchase of fixed assets	(17,266)	(40,995)
Purchase of intangible and other assets	(624)	(1,497)
Decrease in restricted cash	1,489	974
Acquisitions, net of cash acquired	—	(637)

Net cash used in investing activities	(16,401)	(42,155)
Cash flows from financing activities:
Issuance of common stock	11,872	4,102
Excess tax benefits from share-based payment arrangements	2,465	102
Cash contributions received from a minority shareholder	427	—

Net cash provided by financing activities	14,764	4,204
Effect of exchange rate change on cash and cash equivalents	6,049	1,345

Net increase (decrease) in cash and cash equivalents	103,277	(16,589)
Cash and cash equivalents at beginning of period	122,706	124,756

Cash and cash equivalents at end of period	$225,983	$108,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Common stock:
Balance, beginning of period	$42	$41
Issuance of common stock	1	—

Balance, end of period	43	41

Additional paid-in capital:
Balance, beginning of period	182,225	161,033
Issuance of common stock	11,871	4,102
Compensatory share-based awards	3,137	4,880
Tax benefits from share-based awards	2,629	139

Balance, end of period	199,862	170,154

Treasury stock:
Balance, beginning and end of period	(54,686)	(54,686)

Accumulated other comprehensive income:
Balance, beginning of period	11,912	5,102
Net unrealized gains on marketable debt securities	—	30
Foreign currency translation adjustment	8,864	2,390

Balance, end of period	20,776	7,522

Retained earnings:
Balance, beginning of period	79,404	44,473
Net income	61,751	10,173

Balance, end of period	141,155	54,646

Total shareholders’ equity	$307,150	$177,677

Comprehensive income:
Net income	$61,751	$10,173
Other comprehensive income:
Net unrealized gains on marketable debt securities	—	30
Foreign currency translation adjustment	8,864	2,390

Total comprehensive income	$70,615	$12,593

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	37,715	36,647
Issuance of common stock	675	416

Balance, end of period	38,390	37,063

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2008
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$41,691	$1,693	$47,896	$9,166	$1,534	$101,980
Segment cost of revenues	(13,612)	(1,599)	(3,500)	(5,480)	(376)	(24,567)

Segment gross profit	$28,079	$94	$44,396	$3,686	$1,158	$77,413

Share-based compensation expense under SFAS 123(R)						(308)

Gross profit						$77,105

	Three Months Ended June 30, 2007
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$26,632	$1,747	$3,825	$6,588	$196	$38,988
Segment cost of revenues	(8,872)	(1,361)	(1,386)	(3,175)	(128)	(14,922)

Segment gross profit	$17,760	$386	$2,439	$3,413	$68	$24,066

Share-based compensation expense under SFAS 123(R)						(456)

Gross profit						$23,610

	Six Months Ended June 30, 2008
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$74,846	$3,307	$88,851	$17,759	$2,040	$186,803
Segment cost of revenues	(24,555)	(3,113)	(6,703)	(9,411)	(755)	(44,537)

Segment gross profit	$50,291	$194	$82,148	$8,348	$1,285	$142,266

Share-based compensation expense under SFAS 123(R)						(630)

Gross profit						$141,636

	Six Months Ended June 30, 2007
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$50,159	$3,833	$5,442	$12,164	$476	$72,074
Segment cost of revenues	(16,604)	(2,920)	(2,239)	(5,785)	(223)	(27,771)

Segment gross profit	$33,555	$913	$3,203	$6,379	$253	$44,303

Share-based compensation expense under SFAS 123(R)						(907)

Gross profit						$43,396

3. INCOME TAX EXPENSE

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 16.5% and certain subsidiaries are subject to taxes in the People’s Republic of China.

Prior to January 1, 2008, the Company’s subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises were exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and were entitled to a 50% tax reduction to a rate of 7.5% for the subsequent three years and 15% thereafter. For the three and six months ended June 30, 2007, most operations of the Company in the PRC were subject to an applicable tax rate of 7.5% or were exempted from income tax as new technology enterprises.

On January 1, 2008, the newly introduced Corporate Income Tax Law, which unifies the statutory income tax rate of enterprises in China to 25%, became effective. The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for companies qualified as new technology enterprises under the previous income tax laws and rules and established before March 16, 2007. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “new technology enterprises”, which will be entitled to a favourable statutory tax rate of 15%. On July 8, 2008, relevant governmental regulatory authorities further clarified that new technology enterprises previously qualified under the old tax laws as of December 31, 2007 would be allowed to enjoy the grandfather treatment for the unexpired tax holidays, on condition that they were re-approved for new technology enterprise status under those regulations released on April 14, 2008. However, solicitation of actual applications has not yet commenced. For the three months ended March 31, 2008, due to uncertainty that whether any of the Company’s major operating entities in China will eventually be approved for new technology enterprise status, the Company has accounted for its current and deferred income tax based on the enacted statutory tax rate of 25%.

The Corporate Income Tax Law also provides certain tax holiday for software enterprises. During the three months ended June 30, 2008, some of the Company’s operating entities in China qualified as software enterprises, and the Company was informed by the relevant tax bureau that those entities will be subject to 0% income tax rate for full year 2008, and 12.5% for 2009 through 2011. Accordingly, for the three months ended June 30, 2008, the Company adopted a 0% income tax rate for those entities and reversed a $4.1 million related income tax provision that was made in the first quarter of 2008.

For the rest of operating entities in China, the Company still adopted 25% statutory income tax rate for the three months ended June 30, 2008. For the six months ended June 30, 2008, the Company has recorded income tax expenses of $9.8 million, including a $0.4 million increase in deferred tax liabilities, which were offset by $1.5 million from deferred tax assets.

Under the Corporate Income Tax Law, the profits of a foreign invested enterprise arising in year 2008 and beyond which will be distributed to its immediate holding company outside China will be subject to withholding tax at 10%. A lower withholding tax rate may be applied if there is a tax treaty between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Most of the Company’s China-based subsidiaries, Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software) and Beijing AmazGame Age Internet Technology Co., Ltd. (or AmazGame Age) are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to distribute any profit arising in year 2008 and beyond to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2008, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income from continuing operations	$40,189	$5,727	$61,752	$10,186
Loss from discontinued e-commerce operations	—	(20)	(1)	(13)

Net income	40,189	5,707	61,751	10,173
Effect of dilutive securities:
Amortization of offering costs for the zero coupon convertible senior notes	—	124	—	248

Net income adjusted for dilutive securities	$40,189	$5,831	$61,751	$10,421

Denominator:
Weighted average basic common shares outstanding	38,108	36,903	37,934	36,813
Effect of dilutive securities:
Stock options and restricted stock units	1,321	1,006	1,300	967
Zero coupon convertible senior notes	—	1,221	—	1,279

Weighted average diluted common shares outstanding	39,429	39,130	39,234	39,059

Basic income per share from continuing operations	$1.05	$0.15	$1.63	$0.28
Basic loss per share from discontinued e-commerce operations	—	(0.00)	(0.00)	(0.00)

Basic net income per share	$1.05	$0.15	$1.63	$0.28

Diluted net income per share from continuing operations	$1.02	$0.15	$1.57	$0.27
Diluted loss per share from discontinued e-commerce operations	—	(0.00)	(0.00)	(0.00)

Diluted net income per share	$1.02	$0.15	$1.57	$0.27

5. SHARE-BASED COMPENSATION EXPENSE

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of June 30, 2008, 1,032,214 shares were available for grant under the plan.

A summary of option activity under the Company’s 2000 Stock Incentive Plan as of June 30, 2008, and changes during the six month period then ended, is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	1,509	$17.68	6.58	$55,610
Exercised	(609)	19.52
Forfeited or expired	(7)	17.76

Outstanding at June 30, 2008	893	16.42	6.08	$48,243

Vested at June 30, 2008 and expected to vest thereafter	849	16.23	6.02	$45,994

Exercisable at June 30, 2008	689	16.05	5.84	$37,454

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $70.44 as of June 30, 2008.

The total intrinsic value of options exercised during the six month period ended June 30, 2008 was $32.2 million.

A summary of restricted stock unit activity under the Company’s 2000 Stock Incentive Plan as of June 30, 2008, and changes during the six month period ended, is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2008	549	$24.65
Granted	54	81.06
Vested	(45)	23.51
Forfeited	(12)	27.22

Unvested at June 30, 2008	546	30.29

Expected to vest thereafter	406	30.04

As of June 30, 2008, there was $0.6 million of total unrecognized compensation cost related to options for which services had not been provided. That cost is expected to be recognized over a weighted average period of 0.56 years. The total fair value of options expensed during the three months ended June 30, 2008 and 2007 was $0.3 million and $0.7 million, respectively.

As of June 30, 2008, there was $6.6 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted average period of 1.12 years. Total fair value of restricted stock units expensed during the three months ended June 30, 2008 and 2007 was $1.1 million and $1.7 million, respectively.

There were no capitalized share-based compensation costs during the six months ended June 30, 2008 and 2007.

During six months ended June 30, 2008 and 2007, total cash received from the exercise of stock options amounted to $11.9 million and $4.1 million, respectively.

In January 2008, the Company granted equity-based awards with a fair value of $3.8 million in one of its subsidiaries. A portion of these awards was vested immediately and the related fair value of $1.8 million was charged to the income statement at the date of grant. In April 2008, the board of directors modified the vesting conditions of the remaining unvested awards. The modification consisted primarily of removing provisions for vesting of the awards upon certain future events. As a consequence, the awards are exercisable over a four-year period commencing from February 1, 2008. On the date of modification, the fair value of the remaining equity-based awards increased from $2.0 million to $7.0 million, which is recognized, following the accelerated basis of attribution, starting from the date when the board of directors approved the modification of the vesting conditions. During the three months ended June 30, 2008, the Company recorded $0.8 million share-based compensation expense related to the above remaining equity-based awards. The fair values of the above equity-based awards were determined using the discounted cash flow method and guideline companies method.

In April 2008, the Company granted further equity-based awards with a fair value of $5.4 million in this subsidiary. The awards are exercisable over a four-year period commencing from February 1, 2008, subject to certain future events. The fair value of the awards will be recognized starting from the date of the occurrence of certain future events. During the three months ended June 30, 2008, there was no share-based compensation expense recognized relating to the awards. The fair values of the above equity-based awards were determined using the discounted cash flow method and guideline companies method.

6. VIEs

FIN 46R “Consolidation of Variable Interest Entities” requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To comply with PRC laws and regulations restricting foreign ownership in the Internet information, online game, wireless and certain other businesses in the PRC, the company conducts these operations via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (or Dr. Zhang), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Company. Capital for the VIEs is funded by the Company through loans provided to Dr. Zhang and those employees, and is initially recorded as loans to related parties. These loans are eliminated for accounting purposes with the capital of VIEs during consolidation.

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of June 30, 2008, the aggregated amount of these loans was $11.9 million.

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

Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment), formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda) was incorporated in the PRC in 2002 and engages in entertainment business in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1,210,000. Originally, High Century and Li Wei held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further comply with PRC regulations, High Century and Li Wei transferred their interests in Sohu Entertainment to Xin Wang (Belinda) and Wang Jianjun, each of whom is an employee of the Company. In July 2007, Wang Jianjun transferred all his interests in Sohu Entertainment to Deng Ye, an employee of the Company. As a result, Xin Wang (Belinda) and Deng Ye own 80% and 20% interests in Sohu Entertainment, respectively.

c)	Sohu Internet

Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet) was incorporated in the PRC in 2003 and engages in Internet information, wireless and advertising services in the PRC on behalf of the Company. The original registered capital was $605,000, and High Century and He Jinmei held 80% and 20% interests in Sohu Internet, respectively. In December 2003, Sohu Entertainment made a $605,000 investment in Sohu Internet. In April 2005, He Jinmei transferred all her interests in Sohu Internet to High Century, and High Century made a $1,208,000 additional investment in Sohu Internet. As a result, the registered capital is now $2,418,000, with High Century and Sohu Entertainment holding 75% and 25% interests, respectively.

d)	Goodfeel

Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel) was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. The registered capital of Goodfeel is $1,208,000. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in Goodfeel, respectively. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned a 58.1% interest in Goodfeel with the remaining 41.9% interest owned by Sohu Internet. In October 2004, to further comply with PRC regulations, High Century and Sohu Internet transferred their interests in Goodfeel to Deng Xiufeng and Zhou Jing, each of whom is an employee of the Company. In August 2007, Deng Xiufeng transferred all his interests in Goodfeel to Yue Guofeng, an employee of the Company. As a result, Yue Guofeng and Zhou Jing own 58.1% and 41.9% interests in Goodfeel, respectively.

e)	Huohu

Beijing Huohu Digital Technology Co., Ltd. (or Huohu) was incorporated in the PRC in 2005. Huohu engages in software and technology development for the games business. The registered capital of Huohu is $121,000. Sohu Era, one of the indirect China-based subsidiaries of the Company, and an employee of the Company, hold 75% and 25% interests in Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $36,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to a designated third party. Based on the arrangement between Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Huohu.

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

Beijing Sogou Information Service Co., Ltd. (or Sogou Information) was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. The registered capital of Sogou Information is $2,480,000. Zhou Jing and Li Wei, each of whom is an employee of the Company, each owns a 50% interest in Sogou Information.

i)	Gamease Age

Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease Age) was incorporated in the PRC in August 2007 and engages in Internet information services. The registered capital of Gamease Age is $1,331,000. Wang Tao and Zhou Jing, each of whom is an employee of the Company, own 60% and 40% interests, respectively, in Gamease Age.

Pursuant to FIN 46R, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Gamease Age are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements. As of June 30, 2008, the above VIEs have aggregate accumulated profits of approximately $10.1 million which have been reflected in the consolidated financial statements.

7. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions during the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Accounting Captions	Three Months Ended June 30,		Six Months Ended June 30,
			2008	2007	2008	2007
An investee of the Company*	Revenue sharing	Cost of revenues	$—	$365	$—	$743

*	This investee ceased to be a related party of the Company starting September 1, 2007, when the Company disposed its equity investment. Accordingly, since then, transactions with this party are not regarded as related party transactions.

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

As of June 30, 2008, the Company had future minimum content and service purchase commitments of $23.0 million, $3.0 million and $0.9 million for the years ending June 30, 2009, 2010 and 2011, respectively. As of June 30, 2008, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (or 21 East HK), Changyou.com Limited (formerly known as TL Age Limited), Changyou.com (HK) Limited (formerly known as TL Age Hong Kong Limited), Sogou Hong Kong Limited, Sohu.com (Game) Limited (or Sohu Game), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media), Beijing AmazGame Age Internet Technology Co., Ltd. (or AmazGame Age), and Beijing Sohu Software Technology Co., Ltd (or New Software), and our variable interest entities (or VIEs) Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd ,or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang), Beijing Sogou Information Service Co., Ltd. (or Sogou Information), Beijing 21 East Culture Development Co., Ltd (or 21 East Beijing), Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease Age), and New 21 East Art Development (Beijing) Co., Ltd. (or New 21 East), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the SEC on May 9, 2008, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

We were incorporated in the state of Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. During 1997, we developed the Sohu online directory, search engine and related technology infrastructure, and also focused on recruiting personnel, raising capital and aggregating content to attract and retain users. In February 1998, we re-launched our Website under the domain name sohu.com. In September 1999, we re-named our company Sohu.com Inc. Our business operations are conducted primarily through our indirect wholly owned subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, AmazGame Age and New Software and our VIEs, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, 21 East Beijing, Gamease Age and New 21 East.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for online game revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts receivable, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense, and income tax and valuation allowance against deferred tax assets, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Material differences could result in the amount and timing of our advertising revenues for any period if management made different judgments or utilized different estimates.

Non-Advertising Revenues

Non-advertising revenues include revenues principally from online game and wireless services.

Online game revenues are earned through providing services to players under an item-based revenue model. Under this model, the basic game play functions are free of charge and players are charged for purchases of virtual items. Online game revenues are collected through sale of our prepaid cards which were sold in both virtual and physical forms to third party distributors. Proceeds from sale of prepaid cards are deferred when received and revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing in which we record our revenues will be impacted.

Proceeds received from sale of prepaid cards are initially recorded as receipts in advance from customers, and upon activation or charge of the prepaid cards, transferred from receipts in advance from customers to deferred revenues.

Prepaid cards will generally expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. In contrast, once the prepaid cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. We are entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed. As of June 2008 and December 2007, we recognized revenues in connection with expired un-activated prepaid cards and unused balances of activated prepaid cards in an inactive account amounting to approximately $78,000 and $150,000, respectively.

We enter into licensing arrangements with overseas licensees to operate our game products in other countries or territories. These licensing agreements provided for two revenue streams namely, initial license fee and revenue sharing on monthly revenue and sales from by-products. Since we are required to provide when-and-if-available upgrades to the licensees during the license period, upon the commercial launch of the game, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The revenue sharing from monthly revenue and sales from by-products are recognized when earned, provided that the collectability is probable.

Wireless revenues are derived from providing short messaging services, or SMS, Ring Back Tone, or RBT, Wireless Application Protocol, or WAP, multimedia messaging services, or MMS and interactive voice response, or IVR, mainly consisting of news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, we, using information generated from our own internal system and historical data, make estimates of the failure rate and collectable wireless service fees and accrues revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $538,000 (gross margin underestimate of $286,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate and bad debt rate per an operator’s statement and our internal estimates could result in material differences in the amount and timing of our revenue and cost of non-advertising revenues for any period. For the three months ended June 30, 2008, 76% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, mainly whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction. To the extent we are acting as a principal in a transaction, we report as revenue the payments received on a gross basis, and report as costs of revenue the amounts attributable to services provided by mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis reporting as revenue the payments received less commission and other payments to third parties. The determination of whether we are serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

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

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China-based subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of June 30, 2008 and December 31, 2007 was a gain of $20.8 million and $11.9 million, respectively.

Allowance for Doubtful Accounts Receivable

Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $38.8 million, with an allowance for doubtful accounts of $2.2 million as of June 30, 2008. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of June 30, 2008, we did not believe that any event or change of circumstances had occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise office buildings, investment properties, computer equipment and hardware, office furniture, vehicles and leasehold improvements, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include prepaid content fees and rental deposits. We amortize the content fees over the terms of the contracts. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of June 30, 2008, we were not aware of any indication of any other impairment of our intangible assets, fixed assets and other assets.

Share-Based Compensation

Our share-based payments to employees and directors, including grants of stock options, restricted stock units and other equity-based awards, are recognized in the financial statements based on their grant date fair values according to SFAS 123(R).

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

Income Tax and Valuation Allowance against Deferred Tax Assets

We estimate income tax expense in each of the jurisdictions in which we operate for each period presented, including estimating current tax exposure as well as assessing realizable deferred tax assets and deferred tax liabilities.

As of June 30, 2008, our deferred tax assets are related to net operating losses of the holding company that would apply to United States income taxes, and net operating losses and temporary differences between accounting and tax bases for our China-based subsidiaries and VIEs. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from the net operating losses of the holding company will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

REVENUES

Total revenues were $102.0 million and $186.8 million for the three and six months ended June 30, 2008, respectively, as compared to $39.0 million and $72.1 million for the corresponding periods in 2007.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $43.4 million and $78.1 million, or 43% and 42% of total revenues for the three and six months ended June 30, 2008, as compared to $28.4 million and $54.0 million, or 73% and 75% of total revenues for both the corresponding periods in 2007. For the three and six months ended June 30, 2008, advertising revenues consisted of revenues from brand advertising of $41.7 million and $74.8 million, and revenues from sponsored search of $1.7 million and $3.3 million. For the three and six months ended June 30, 2007, advertising revenues consisted of revenues from brand advertising of $26.6 million and $50.2 million, and revenues from sponsored search of $1.8 million and $3.8 million.

Brand advertising. Brand advertising revenues increased by $15.1 million to $41.7 million for the three months ended June 30, 2008 and increased by $24.6 million to $74.8 million for the six months ended June 30, 2008 as compared to the corresponding three and six month periods in 2007. The increase of $15.1 million for the three months ended June 30, 2008 from the corresponding period in 2007 consisted of: (i) a $10.3 million increase from advertisers who advertised with us during the three months ended June 30, 2008 but did not advertise on our Website during the three months ended June 30, 2007; (ii) a $13.2 million increase in revenues from the advertisers who advertised with us in the three months ended June 30, 2007 and continued to do so in the three months ended June 30, 2008; and (iii) a $8.4 million decrease in revenues as some of the advertisers who advertised with us during the three months ended June 30, 2007 did not advertise on our Website channels during the three months ended June 30, 2008. The increase of $24.6 million for the six months ended June 30, 2008 from the corresponding period in 2007 consisted of: (i) a $17.4 million increase from advertisers who advertised with us during the six months ended June 30, 2008 but did not advertise on our Website during the six months ended June 30, 2007; (ii) a $20.0 million increase in revenues from the advertisers who advertised with us in the six months ended June 30, 2007 and continued to do so in the six months ended June 30, 2008; and (iii) a $12.8 million decrease in revenues as some of the advertisers who advertised with us during the six months ended June 30, 2007 did not advertise on our Website channels during the six months ended June 30, 2008. No single customer accounted for more than 10% of total brand advertising revenues for each of the three and six months ended June 30, 2008 and 2007. As of June 30, 2008 and 2007, we had $2.1 million and $1.3 million of receipts in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the three months and six months ended June 30, 2008, we recorded brand advertising revenues of approximately $210,000 and $653,000, respectively, from NetDragon Websoft Inc.(or NetDragon) in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement that expired in November 2006 and has been extended to November 2009. NetDragon was the owner of 17173.com Website prior to our acquisition of 17173.com from them.

We expect brand advertising revenues to increase in the third quarter of 2008 as compared to the second quarter of 2008.

Sponsored search. Sponsored search services revenues decreased by $54,000 to $1.7 million for the three months ended June 30, 2008 and decreased by $0.5 million to $3.3 million for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 45% and 41% of the total sponsored search revenues for the three and six month periods ended June 30, 2008, as compared to 32% and 30% in the corresponding periods in 2007.

Non-advertising Revenues

Non-advertising revenues are derived principally from online game, wireless and other services.

Non-advertising revenues were $58.6 million and $108.7 million or 57% and 58% of total revenues for the three and six months ended June 30, 2008, as compared to $10.6 million and $18.1 million, or 27% and 25% of total revenues for the three and six month periods in 2007. For the three and six months ended June 30, 2008, non-advertising revenues consisted of online game revenues of $47.9 million and $88.9 million, wireless revenues of $9.2 million and $17.8 million, and other services revenues of $1.5 million and $2.0 million, respectively. For the three and six months ended June 30, 2007, non-advertising revenues consisted of revenues from online game of $3.8 million and $5.4 million, wireless of $6.6 million and $12.2 million, and other services of $0.2 million and $0.5 million, respectively.

Online game. Our online game revenues are mainly derived from two game titles, Tian Long Ba Bu (or TLBB) and Blade Online (or BO). TLBB is our first in-house developed online game launched on May 9, 2007. BO was licensed from a local independent game development studio and launched in October 2004.

For the three months ended June 30, 2008, online game revenues increased by $44.1 million to $47.9 million as compared to $3.8 million for the three months ended June 30, 2007. This was primarily due to the commercial launch of TLBB in May 2007, with total revenues of $45.5 million in the three months ended June 30, 2008, as compared with $2.3 million in the three months ended June 30, 2007. TLBB’s total registered accounts were approximately 33.8 million as of June 30, 2008, and its peak concurrent users were approximately 700,000 for the three months ended June 30, 2008.

The following table sets forth revenue derived from TLBB in China and related operating data:

	Three Months Ended
	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007
TLBB revenue (US$’000)	$43,350	$38,493	$21,757
APA (in thousands)*	1,684	1,387	1,096
ARPU (in RMB)**	179	199	147

Notes:

*	Quarterly APA, or quarterly active paying accounts, is the aggregate number of accounts from which game points are utilized at least once during the quarter.
**	Quarterly ARPU, or quarterly revenue per active paying accounts, is our online game domestic net revenues during the quarter divided by the Quarterly APA; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

We began licensing our game TLBB to operators outside of the PRC in 2007. We licensed TLBB to an operator in each of Taiwan and Hong Kong in April 2008 and to an operator in Vietnam in August 2007. For the three months ended June 30, 2008, we generated overseas licensing revenues of $2.2 million, as compared to nil for the three months ended June 30, 2007 as we started generating revenues from overseas licensing in August 2007.

Online game revenues are collected through sale of our prepaid cards, which we sell in both virtual and physical form, to third party distributors and retailers, and through online sale of game points directly to game players. We account for proceeds from sale of prepaid game cards from distributors as receipts in advance in our consolidated balance sheet, prior to activation or charge of the prepaid cards. Once a prepaid game card is activated or charged to a specific game account, we account for related amounts as deferred revenues. We account for proceeds from online sale of game points directly to game players as deferred revenues. As of June 30, 2008, we had receipts in advance from distributors and deferred revenues from domestic operations of $16.3 million, compared with $8.1 million as of December 31, 2007.

For the initial license fees received under our overseas license agreements, we recognize revenues ratably over the license period, during which we are obligated to provide post-sales services such as technical support and provision of updates or upgrades to the licensed games. As of June 30, 2008, our deferred revenues associated with unrecognized initial license fees received were $1.0 million as compared with $0.1 million as of December 31, 2007.

We expect online game revenues to increase in the third quarter of 2008 as compared to the second quarter of 2008.

Wireless. Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the six months ended June 30, 2008, we normally charged monthly fees ranging from $0.070 to $4.187 and per message/download fee ranging from approximately $0.007 to $0.580.

For the three months ended June 30, 2008, our wireless revenues increased by $2.6 million to $9.2 million as compared to $6.6 million for the three months ended June 30, 2007, primarily due to an increase of $1.8 million in RBT revenue, an increase of $1.3 million in SMS revenues, an increase of $1.6 million in MMS, WAP and IVR revenues, which was netted off by certain business tax provision of $2.1 million. For the six months ended June 30, 2008, our wireless revenues increased by $5.6 million to $17.8 million as compared to $12.2 million for the six months ended June 30, 2007, primarily due to an increase of $2.7 million in RBT revenues, an increase of $2.4 million in SMS revenues, an increase of $2.6 million in MMS, WAP and IVR revenues, which was netted off by certain business tax provision of $2.1 million. The increase in SMS, MMS and IVR revenues was primarily due to successful product distribution programs, and the increase in RBT revenues was because of the effective promotion activities held in this quarter, by ways of co-promoting with operators and expanding the promotion channels.

Others. Other services mainly consist of sales of software to third parties, provision of applications service provider (or ASP) services, office space rental income and construction of websites. For the three months ended June 30, 2008 and 2007, revenues for other services were $1.5 million and $0.2 million, respectively. For the six months ended June 30, 2008 and 2007, revenues for other services were $2.0 million and $0.5 million, respectively.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $24.9 million and $45.2 million for the three and six months ended June 30, 2008, respectively, as compared to $15.4 million and $28.7 million for the corresponding three and six month periods in 2007.

Cost of Advertising Revenues

Cost of advertising revenues increased by $4.8 million to $15.5 million for the three months ended June 30, 2008 as compared to the corresponding period in 2007, and increased by $7.9 million to $28.3 million for the six months ended June 30, 2008 as compared to the corresponding period in 2007.

Brand advertising. Cost of brand advertising revenues includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $13.9 million and $25.2 million for the three and six months ended June 30, 2008, respectively. The increase of $4.6 million for the three months ended June 30, 2008 from the corresponding period in 2007 consisted of a $1.8 million increase in content purchase, a $1.0 million increase in personnel expense, a $0.9 million in bandwidth leasing costs due to increased traffic of our Websites, a $0.3 million increase in servers depreciation expense, a $0.3 million increase in payments to our business partners, and a $0.3 million increase in other costs. The increase of $7.7 million for the six months ended June 30, 2008 from the corresponding period in 2007 consisted of a $2.5 million increase in content purchase, a $2.2 million increase in personnel expense, a $1.4 million increase in bandwidth leasing costs due to increased traffic of our Websites, a $0.6 million increase in servers depreciation expense, a $0.5 million increase in payments to our business partners, and a $0.5 million increase in other costs. Our brand advertising gross margins for the three and six months ended June 30, 2008 were 67% and 66%, as compared to both 65% for the corresponding periods in 2007.

Sponsored search. Cost of sponsored search revenues consisted primarily of relevant depreciation of servers and computer equipment, payments to our Website Alliance, bandwidth leasing costs, personnel cost and data collection cost. Cost of sponsored search revenues was $1.6 million and $3.1 million for the three and six months ended June 30, 2008 as compared to $1.4 million and $3.0 million for the three and six months ended June 30, 2007. Our sponsored search gross margin for the three and six months ended June 30, 2008 was 5% and 6%, respectively, as compared to 21% and 23% for the corresponding periods in 2007. The decrease in gross margin was primarily due to higher bandwidth leasing costs to support the increased traffic and a smaller scale of sponsored search revenues.

Cost of Non-advertising Revenues

Cost of non-advertising revenues was $9.4 million and $16.9 million for the three and six months ended June 30, 2008, respectively, as compared to $4.7 million and $8.3 million for the corresponding three and six month periods in 2007.

Online game. Cost of online game revenues consists primarily of personnel costs relating to the operation of the games, revenue sharing with the game developers of BO, bandwidth leasing costs, depreciation of servers and computer equipment, business tax and value-added tax (or VAT) related to intra-group transactions. Cost of online game revenues was $3.5 million and $6.7 million for the three and six months ended June 30, 2008 as compared to $1.4 million and $2.3 million for the three and six months ended June 30, 2007. The increase of $2.1 million in the three months ended June 30, 2008 as compared with corresponding period of 2007 was mainly due to a $0.8 million increase in personnel costs, a $0.5 million increase in business tax and VAT, a $0.4 million increase in server depreciation and bandwidth leasing costs, and a $0.4 million increase in other costs. The increase of $4.4 million in the six months ended June 30, 2008 as compared with corresponding period of 2007 was mainly due to a $1.7 million increase in personnel costs, a $1.2 million increase in server depreciation and bandwidth leasing costs, a $1.1 million increase in business tax and VAT, and a $0.4 million increase in other costs. Our online game gross margin was 93% and 92% for the three and six months ended June 30, 2008, as compared to 63% and 58% for the three and six months ended June 30, 2007. The increase primarily represents contribution from TLBB.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party content providers for promotion services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues increased by $2.3 million to $5.5 million for the three months ended June 30, 2008, and increased by $3.6 million to $9.4 million for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. The increase in cost of wireless revenues for three months ended in June 30, 2008 as compared to corresponding period in 2007 resulted from an increase of $1.6 million in related to payments to third party wireless service alliances and content providers and an increase of $0.7 million in collection charges and transmission charges paid to mobile network operators. The increase in cost of wireless revenues for six months ended in June 30, 2008 as compared to corresponding period in 2007 resulted from an increase of $2.4 million in related to payments to third party wireless service alliances and content providers, and an increase of $1.2 million in collection charges and transmission charges paid to mobile network operators. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.003 to $0.029 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 10% to 70% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the second quarter of 2008. Our wireless gross margins were 40% and 47% for the three and six months ended June 30, 2008, as compared to both 52% for the corresponding periods in 2007. The decrease in gross margin was mainly due to certain business tax provision of $2.1 million in the three months ended June 30, 2008.

Others. Cost of revenues for other services was $378,000 and $759,000 for the three and six months ended June 30, 2008, respectively, as compared to $132,000 and $231,000 for the corresponding three and six month periods in 2007. Cost of revenues for other services consists mainly of personnel and other expenses in connection with sale of software business and provision of ASP services.

Product Development Expenses

Product development expenses increased by $5.3 million to $10.8 million for the three months ended June 30, 2008, and increased by $12.1 million to $22.3 million for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. The increase for the three months ended June 30, 2008 from the corresponding period in 2007 primarily consists of a $4.2 million increase in personnel expense resulting from an increase in headcount, salaries and bonuses, a $0.5 million increase in share-based compensation expense under SAFS123(R), and a $0.6 million increase in other expenses. The increase for the six months ended June 30, 2008 from the corresponding period in 2007 primarily consists of a $8.4 million increase in personnel expenses resulting from an increase in headcount, salaries and bonuses, a $2.0 million increase in share-based compensation expense under SFAS 123(R), a $0.8 million increase in traveling and entertainment expenses, and a $0.9 million increase in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $12.0 million to $21.4 million for the three months ended June 30, 2008, and increased by $20.8 million to $37.5 million for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. The increase for the three months ended June 30, 2008 from the corresponding period in 2007 primarily consists of a $9.5 million increase in advertising and promotion expense, which included the relevant marketing expenses surrounding the Beijing 2008 Olympic Game, a $2.1 million increase personnel expense resulting from an increase in headcount and salaries (including sale commission), and a $0.4 million increase in other expenses. The increase for the six months ended June 30, 2008 from the corresponding period in 2007 primarily consists of a $16.8 million increase in advertising and promotion expense, which included the relevant marketing expenses surrounding the Beijing 2008 Olympic Game, a $3.9 million increase personnel expense resulting from an increase in headcount and salaries (including sale commission), and a $0.1 million increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million to $4.8 million for the three months ended June 30, 2008, and increased by $4.2 million to $11.0 million for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. The increase for the three months ended June 30, 2008 from the corresponding period in 2007 was primarily due to a $0.8 million increase in personnel expense, a $0.5 million professional fee, and a $0.1 million increase in other expenses. The increase for the six months ended June 30, 2008 from the corresponding period in 2007 was primarily due to a $2.3 million increase in professional fee, a $0.6 million increase in personnel expense, a $1.0 million increase in loss from disposal of fixed assets and other assets, and a $0.3 million increase in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets were $199,000 and $395,000 for the three and six months ended June 30, 2008, respectively, as compared to $310,000 and $689,000 for the three and six months ended June 30, 2007, which were mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit increased by $34.9 million to $39.9 million for the three months ended June 30, 2008, and increased by $61.4 million to $70.4 million for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. The operating profit for the three and six months ended June 30, 2008 included $2.2 million and $5.7 million, respectively, for share-based compensation expense recorded under SFAS 123(R). The operating profit for the three and six months ended June 30, 2007 included $2.4 million and $4.9 million, respectively, for share-based compensation expense recorded under SFAS 123(R).

Other Expenses

For the three and six months ended June 30, 2008, other expenses of $575,000 and $532,000 mainly consisted of donations made for the 5.12 Sichuan Earthquake. For the three and six months ended June 30, 2007, other expenses of $120,000 and $240,000 mainly consisted of amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003.

Interest Income and Exchange Difference

For the three months ended June 30, 2008, interest income and exchange difference was $1.5 million, comprising interest income of $1.0 million and exchange gain of $0.5 million. This was compared with $1.1 million in corresponding period of 2007 with interest income of $0.9 million and exchange gain of $0.2 million. For the six months ended June 30, 2008, interest income and exchange difference was $1.6 million, comprising interest income of $1.7 million and exchange loss of $0.1 million. This was compared with $1.8 million in corresponding period of 2007 with interest income of $1.5 million and exchange gain of $0.3 million.

Income Tax Expense

For the three and six months ended June 30, 2008, income tax expense was $577,000 and $9.8 million as compared with $163,000 and $445,000 for the same period in 2007. The increase in income tax expense was mainly attributed to the increase in both taxable income and statutory tax rate adopted for enterprises in PRC.

Prior to January 1, 2008, the Company’s subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises were exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and were entitled to a 50% tax reduction to a rate of 7.5% for the subsequent three years and 15% thereafter. For the three and six months ended June 30, 2007, most operations of the Company in the PRC were subject to an applicable tax rate of 7.5% or were exempted from income tax as new technology enterprises.

On January 1, 2008, the newly introduced Corporate Income Tax Law, which unifies the statutory income tax rate of enterprises in China to 25%, became effective. The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for companies qualified as new technology enterprises under the previous income tax laws and rules and established before March 16, 2007. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “new technology enterprises”, which will be entitled to a favorable statutory tax rate of 15%. On July 8, 2008, relevant governmental regulatory authorities further clarified that new technology enterprises previously qualified under the old tax laws as of December 31, 2007 would be allowed to enjoy the grandfather treatment for the unexpired tax holidays, on condition that they were re-approved for new technology enterprise status under those regulations released on April 14, 2008. However, solicitation of actual applications has not yet commenced. For the three months ended March 31, 2008, due to uncertainty that whether any of the Company’s major operating entities in China will eventually be approved for new technology enterprise status, the Company has accounted for its current and deferred income tax based on the enacted statutory tax rate of 25%.

The Corporate Income Tax Law also provides certain tax holiday for software enterprises. During the three months ended June 30, 2008, some of the Company’s operating entities in China qualified as software enterprises, and the Company was informed by the relevant tax bureau that those entities will be subject to 0% income tax rate for full year 2008, and 12.5% for 2009 through 2011. Accordingly, for the three months ended June 30, 2008, the Company adopted a 0% income tax rate for those entities and reversed a $4.1 million related income tax provision that was made in the first quarter of 2008.

For the rest of operating entities in China, the Company still adopted 25% statutory income tax rate for the three months ended June 30, 2008. For the six months ended June 30, 2008, the Company has recorded income tax expense of $9.8 million, including a $0.4 million increase in deferred tax liabilities, which were offset by $1.5 million from deferred tax assets.

Under the Corporate Income Tax Law, the profits of a foreign invested enterprise arising in year 2008 and beyond which will be distributed to its immediate holding company outside China will be subject to the withholding tax at 10%. A lower withholding tax rate may be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Most of the Company’s China-based subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame Age are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to distribute any profit arising in year 2008 and beyond to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2008, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

Income earned in the United States, where Sohu.com Inc. is incorporated, is subject to taxation at 34% or 35%. For the foreseeable future, we anticipate the major source of income earned in the United States and subject to United States taxation to be interest income. If dividends are paid by our China or other non-U.S. subsidiaries to Sohu.com Inc., the dividends would be taxed at Sohu.com Inc.’s rate of taxation which is 34% or 35% (as reduced by any applicable “deemed-paid” foreign tax credits for foreign income taxes paid by such subsidiaries). For the foreseeable future, we intend to reinvest our earnings to further expand our businesses in mainland China and our China or other non-U.S. subsidiaries do not intend to pay dividends to Sohu.com Inc. Accordingly, no provision for income taxes has been recorded on the undistributed earnings.

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition was accounted for as a purchase business combination and the results of operations from the acquisition date have been included in our consolidated financial statements, resulting in a negative minority interest of $12,000 and $4,000 for the three and six months ended June 30, 2008.

Net Income from Continuing Operations

For the three and six months ended June 30, 2008, net income from continuing operations was $40.2 million and $61.8 million, as compared to $5.7 million and $10.2 million for the three and six months ended June 30, 2007.

Loss from Discontinued E-commerce Operations

For the three and six months ended June 30, 2008, loss from discontinued e-commerce operations was zero and $1,000. For the three and six months ended June 30, 2007, loss from discontinued e-commerce operations was $20,000 and $13,000.

Net Income

As a result of the foregoing, we had net income of $40.2 million and $61.8 million for the three and six months ended June 30, 2008, as compared to net income of $5.7million and $10.2 million for the three and six months ended June 30, 2007. The net profit for the three and six months ended June 30, 2008 included $2.2 million and $5.7 million of share-based compensation expense under SFAS 123(R), as compared to $2.4 million and $4.9 million of share-based compensation expense for the three and six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through sales of equity securities, public offering of common shares and convertible notes, and cash provided by operations. From inception through June 30, 2008, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. During the year ended December 31, 2005, we early redeemed from the market a portion of our zero coupon convertible senior notes with face value of $15,220,000 at a discount. During the year ended December 31, 2006, we early redeemed from the market a portion of our zero coupon convertible senior notes at a discount for $15,000,000 in aggregate face value. As of the end of the notification period associated with the July 14, 2007 repurchase date, note holders had exercised their right to require us to repurchase such notes in an aggregate principal amount of $58.5 million. We repurchased such notes on July 16, 2007. In November 2007, the majority of remaining note holders with $1,250,000 in face amount of convertible notes exercised their right to convert their notes to our common stock at a conversion price of $44.76 per share. As of June 30, 2008, the outstanding balance of zero coupon convertible senior notes was $6,000.

In summary, our cash flows were (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$98,865	$20,017
Net cash used in investing activities	(16,401)	(42,155)
Net cash provided by financing activities	14,764	4,204
Effect of exchange rate change on cash and cash equivalents	6,049	1,345

Net increase (decrease) in cash and cash equivalents	103,277	(16,589)
Cash and cash equivalents at beginning of period	122,706	124,756

Cash and cash equivalents at end of period	$225,983	$108,167

For the six months ended June 30, 2008, net cash provided by operating activities was $98.9 million. This was primarily attributable to our net income of $61.8 million, adjusted by non-cash items of depreciation and amortization of $7.7 million, share-based compensation expense of $5.7 million, and a $25.1 million increase in working capital, which was offset by other items of $1.4 million. For the six months ended June 30, 2007, net cash provided by operating activities was $20.0 million. This was primarily attributable to our net income of $10.2 million, adjusted by non-cash items of depreciation and amortization of $6.2 million, share-based compensation expense of $4.9 million, allowance for doubtful accounts of $1.0 million and offset by a $2.3 million decrease in working capital.

For the six months ended June 30, 2008, net cash used in investing activities was $16.4 million, and was primarily attributable to $17.9 million used in acquiring fixed assets and other assets, and was offset by a $1.5 million decrease in restricted cash. For the six months ended June 30, 2007, net cash used in investing activities was $42.2 million, and was primarily attributable to $42.5 million used in acquiring fixed assets and other assets, $0.6 million for earn-out payment for Go2map, was offset by a $0.9 million decrease in restricted cash.

For the six months ended June 30, 2008, $14.8 million net cash provided by financing activities was primarily attributable to issuance of common stock upon the exercise of options granted under our stock incentive plan and cash contributions received from minority shareholder. For the six months ended June 30, 2007, $4.2 million net cash provided by financing activities was primarily attributable to issuance of common stock upon the exercise of options granted under our stock incentive plan.

As of June 30, 2008, we had cash and cash equivalents of $226.0 million as compared to $122.7 million as of December 31, 2007.

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

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the US Dollar. The exchange rate of the RMB against the US Dollar was adjusted to RMB 8.11 per US Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the US Dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the US Dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the US Dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. During the period from May 19, 2007 to June 30, 2008, the RMB rate against the US Dollar has decreased from 7.67 to 6.86, representing an appreciation of RMB about 11%. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consisted of cash and cash equivalents, restricted cash, receivables, payables and zero coupon convertible senior notes as of June 30, 2008:

	Expected Maturity Date
	Before June 30,						Total Recorded
	2009	2010	2011	2012	2013	Thereafter	Value	Fair Value
On-balance sheet financial instruments (in US$ ‘000)
Cash and cash equivalents
in US$	62,326	—	—	—	—	—	62,326	62,326
in RMB	163,123	—	—	—	—	—	163,123	163,123
in HK$	534	—	—	—	—	—	534	534

Sub-total	225,983	—	—	—	—	—	225,983	225,983

Restricted cash
in US$	1,500	—	—	—	—	—	1,500	1,500
in RMB	1,335	—	—	—	—	—	1,335	1,335

Sub-total	2,835	—	—	—	—	—	2,835	2,835

Receivables
in US$	814	—	—	—	—	—	814	814
in RMB	57,233	—	—	—	—	—	57,233	57,233
in HK$	18	—	—	—	—	—	18	18

Sub-total	58,065	—	—	—	—	—	58,065	58,065

Payables
in US$	4,949	—	—	—	—	—	4,949	4,949
in RMB	111,506	—	—	—	—	—	111,506	111,506
in HK$	46	—	—	—	—	—	46	46

Sub-total	116,501	—	—	—	—	—	116,501	116,501

Zero coupon convertible senior notes
in US$	6	—	—	—	—	—	6	6

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2008 four companies, Sony BMG, Warner Music, Universal Music and Gold Label Entertainment, commenced lawsuits against us in the Beijing No. 1 Intermediate People’s Court alleging that we have provided music search links and download services for songs in which they own copyrights, and that provision of these links and services violates their copyrights. The aggregate damages claimed in these lawsuits are approximately $7.5 million. The lawsuits are in the preliminary phase and we are assessing the plaintiffs’ claims. At this time, we cannot predict the outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

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

ITEM 1A. RISK FACTORS

The new PRC Corporate Income Tax Law, which unifies the statutory income tax rate of enterprises in China to 25% became effective on January 1, 2008. The new law also provides that “software enterprises” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years. During the three months ended June 30, 2008, some of our operating entities in China qualified as software enterprises. We were informed by the relevant tax bureau that those entities are subject to 0% income tax rate for full year 2008, and 12.5% for 2009 through 2011. Similar to any other tax preferential treatments which are subject to the interpretations by different levels of tax authorities, we cannot assure you that the software enterprises qualifications of those operating entities will not be challenged by higher level tax authorities and be repealed, or that there will not be any future implementation rules that are inconsistent with current interpretation of the Corporate Income Tax Law. If those operating entities cannot qualify for such income tax holidays, our effective income tax rate will be increased significantly and we may have to pay additional income tax to make up the previously unpaid tax, which could materially and adversely affect our results of operations.

There are no other material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the SEC on May 9, 2008.

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

During the three months ended June 30, 2008, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2008, Sohu held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Dr. Edward B. Roberts (with 28,838,456 affirmative votes and 763,395 votes withheld), and Dr. Zhonghan Deng (with 29,458,115 affirmative votes and 143,736 votes withheld). The other directors of the Company whose term continued after the 2008 Annual Meeting are Dr. Charles Zhang, Mr. Charles Huang, Dr. Dave Qi and Mr. Shi Wang.

The stockholders also ratified the appointment of PricewaterhouseCoopers Zhong Tian CPAs Limited Company as Sohu’s independent accountants for the fiscal year ending December 31, 2008 (with 29,451,186 shares voting for, 156,672 against, and 6,983 abstaining).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibits Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008

SOHU.COM INC.

By:	/s/ Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended June 30, 2008

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu