Form 10-Q
period 2008-09-30
SOHU COM INC
filed 2008-11-07
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2008
Common stock, $.001 par value	38,530,318

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of
	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$279,352	$122,706
Accounts receivable, net	46,481	27,058
Prepaid and other current assets	28,421	7,551

Total current assets	354,254	157,315
Fixed assets, net	76,936	65,027
Goodwill	55,555	55,542
Intangible assets, net	6,086	7,041
Restricted cash	2,673	4,324
Other assets, net	4,525	1,268

	$500,029	$290,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,614	$2,667
Accrued liabilities to suppliers and agents	35,431	23,741
Receipts in advance and deferred revenue	30,080	14,139
Tax payables	28,180	6,850
Other accrued liabilities	42,097	24,210
Zero coupon convertible senior notes	6	6

Total current liabilities	144,408	71,613

Commitments and contingencies (Note 8)
Minority interests	4,078	7
Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 38,530 and 37,715 shares issued and outstanding, respectively)	43	42
Additional paid-in capital	202,886	182,225
Treasury stock (4,137 shares)	(54,686)	(54,686)
Accumulated other comprehensive income	21,884	11,912
Retained earnings	181,416	79,404

Total shareholders’ equity	351,543	218,897

	$500,029	$290,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Advertising:
Brand advertising	$49,398	$29,781	$124,244	$79,940
Sponsored search	1,737	1,745	5,044	5,578

Subtotal of advertising revenues	51,135	31,526	129,288	85,518

Non-advertising:
Online game	54,604	12,693	143,455	18,135
Wireless	14,483	6,832	32,242	18,996
Others	454	467	2,494	943

Subtotal of non-advertising revenues	69,541	19,992	178,191	38,074

Total revenues	120,676	51,518	307,479	123,592
Cost of revenues:
Advertising:
Brand advertising	19,018	10,253	44,177	27,684
Sponsored search	1,775	1,330	4,900	4,291

Subtotal of cost of advertising revenues	20,793	11,583	49,077	31,975

Non-advertising:
Online game	3,480	2,078	10,193	4,348
Wireless	7,064	3,311	16,475	9,096
Others	577	178	1,336	409

Subtotal of cost of non-advertising revenues	11,121	5,567	28,004	13,853

Total cost of revenues	31,914	17,150	77,081	45,828
Gross profit	88,762	34,368	230,398	77,764
Operating expenses:
Product development	13,012	6,875	35,289	17,048
Sales and marketing	27,643	13,573	65,191	30,320
General and administrative	4,148	4,900	15,160	11,672
Amortization of intangible assets	201	202	596	891

Total operating expenses	45,004	25,550	116,236	59,931

Operating profit	43,758	8,818	114,162	17,833
Other income (expenses)	51	575	(481)	335
Interest income and exchange difference	1,421	608	3,067	2,434

Income before income tax expense	45,230	10,001	116,748	20,602
Income tax expense	(4,992)	(322)	(14,754)	(767)

Income from continuing operations	40,238	9,679	101,994	19,835
Minority interests	22	12	18	42

Net income from continuing operations	40,260	9,691	102,012	19,877
Gain (loss) from discontinued e-commerce operations	1	(5)	(0)	(18)

Net income	$40,261	$9,686	$102,012	$19,859

Basic net income per share	$1.05	$0.26	$2.68	$0.54

Shares used in computing basic net income per share	38,496	37,307	38,121	36,979

Diluted net income per share	$1.02	$0.25	$2.61	$0.52

Shares used in computing diluted net income per share	39,321	38,516	39,126	38,879

Net income for the three months ended September 30, 2008 included share-based compensation expense under Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment (or SFAS 123(R)), including $0.3 million in cost of revenues, $1.7 million in product development expenses, $0.2 million in sales and marketing expenses, and $0.4 million in general and administrative expenses. Net income for the nine months ended September 30, 2008 included share-based compensation expense under SFAS 123(R), including $0.9 million in cost of revenues, $5.2 million in product development expenses, $0.7 million in sales and marketing expenses, and $1.4 million in general and administrative expenses. Net income for the three months ended September 30, 2007 included share-based compensation expense under SFAS 123(R), including $0.4 million in cost of revenues, $0.7 million in product development expenses, $0.3 million in sales and marketing expenses, and $0.6 million in general and administrative expenses. Net income for the nine months ended September 30, 2007 included share-based compensation expense under SFAS 123(R), including $1.3 million in cost of revenues, $2.2 million in product development expenses, $1.2 million in sales and marketing expenses, and $2.2 million in general and administrative expenses. Please refer to Note 5 to the Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$102,012	$19,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,864	7,100
Amortization of intangible assets and other assets	2,593	2,322
Allowance for doubtful accounts	490	1,225
Share-based compensation expense	8,229	6,901
Excess tax benefits from share-based payment arrangements	(3,424)	(155)
Minority interests	(18)	(42)
Others	925	380
Changes in assets and liabilities:
Accounts receivable	(16,952)	(10,845)
Prepaid and other current assets	(16,040)	(2,285)
Accounts payable	5,947	989
Accrued liabilities to suppliers and agents	11,690	5,327
Receipts in advance and deferred revenue	15,941	4,376
Tax payables	21,330	(1,990)
Other accrued liabilities	15,055	9,789

Net cash provided by operating activities	157,642	42,951
Cash flows from investing activities:
Purchase of fixed assets	(23,638)	(47,185)
Purchase of intangible and other assets	(2,374)	(1,986)
Proceeds from disposal of interest in an associate	—	1,731
Decrease in restricted cash	1,651	493
Acquisitions, net of cash acquired	—	(1,117)

Net cash used in investing activities	(24,361)	(48,064)
Cash flows from financing activities:
Redemption of zero coupon convertible senior notes	—	(58,524)
Issuance of common stock	12,489	8,451
Excess tax benefits from share-based payment arrangements	3,424	155
Cash contributions received from a minority shareholder	427	—

Net cash provided by (used in) financing activities	16,340	(49,918)
Effect of exchange rate change on cash and cash equivalents	7,025	2,177

Net increase (decrease) in cash and cash equivalents	156,646	(52,854)
Cash and cash equivalents at beginning of period	122,706	124,756

Cash and cash equivalents at end of period	$279,352	$71,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Common stock:
Balance, beginning of period	$42	$41
Issuance of common stock	1	1

Balance, end of period	43	42

Additional paid-in capital:
Balance, beginning of period	182,225	161,033
Issuance of common stock	12,488	8,450
Compensatory share-based awards	4,581	6,901
Tax benefits from share-based awards	3,592	263

Balance, end of period	202,886	176,647

Treasury stock:
Balance, beginning and end of period	(54,686)	(54,686)

Accumulated other comprehensive income:
Balance, beginning of period	11,912	5,102
Net unrealized gains on marketable debt securities	—	46
Foreign currency translation adjustment	9,972	3,607

Balance, end of period	21,884	8,755

Retained earnings:
Balance, beginning of period	79,404	44,473
Net income	102,012	19,859

Balance, end of period	181,416	64,332

Total shareholders’ equity	$351,543	$195,090

Comprehensive income:
Net income	$102,012	$19,859
Other comprehensive income:
Net unrealized gains on marketable debt securities	—	46
Foreign currency translation adjustment	9,972	3,607

Total comprehensive income	$111,984	$23,512

	Number of Outstanding Shares
Common stock:
Balance, beginning of period	37,715	36,647
Issuance of common stock	815	851

Balance, end of period	38,530	37,498

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, online game, wireless and other segments as management does not use this information to measure the performance of the operating segments. Management does not consider share-based compensation expense for their segment reporting as shown in the tables, as such information does not impact the decisions on resource allocation and segment performance evaluation.

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2008
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$49,398	$1,737	$54,604	$14,483	$454	$120,676
Segment cost of revenues	(18,730)	(1,771)	(3,480)	(7,064)	(577)	(31,622)

Segment gross profit	$30,668	$(34)	$51,124	$7,419	$(123)	$89,054

Share-based compensation expense under SFAS 123(R)						(292)

Gross profit						$88,762

	Three Months Ended September 30, 2007
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$29,781	$1,745	$12,693	$6,832	$467	$51,518
Segment cost of revenues	(9,871)	(1,321)	(2,075)	(3,311)	(176)	(16,754)

Segment gross profit	$19,910	$424	$10,618	$3,521	$291	$34,764

Share-based compensation expense under SFAS 123(R)						(396)

Gross profit						$34,368

	Nine Months Ended September 30, 2008
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$124,244	$5,044	$143,455	$32,242	$2,494	$307,479
Segment cost of revenues	(43,285)	(4,884)	(10,183)	(16,475)	(1,332)	(76,159)

Segment gross profit	$80,959	$160	$133,272	$15,767	$1,162	$231,320

Share-based compensation expense under SFAS 123(R)						(922)

Gross profit						$230,398

	Nine Months Ended September 30, 2007
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$79,940	$5,578	$18,135	$18,996	$943	$123,592
Segment cost of revenues	(26,475)	(4,241)	(4,314)	(9,096)	(399)	(44,525)

Segment gross profit	$53,465	$1,337	$13,821	$9,900	$544	$79,067

Share-based compensation expense under SFAS 123(R)						(1,303)

Gross profit						$77,764

3. INCOME TAX EXPENSE

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 16.5% and certain subsidiaries are subject to taxes in the People’s Republic of China.

Prior to January 1, 2008, the Company’s subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises were exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and were entitled to a 50% tax reduction to a rate of 7.5% for the subsequent three years and 15% thereafter. For the three and nine months ended September 30, 2007, most operations of the Company in the PRC were subject to an applicable tax rate of 7.5% or were exempted from income tax as new technology enterprises.

On January 1, 2008, the newly introduced Corporate Income Tax Law (or New CIT Law), which unifies the statutory income tax rate of enterprises in China to 25%, became effective. The New CIT Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the New CIT Law provides grandfather treatment for companies qualified as new technology enterprises under the previous income tax laws and rules and established before March 16, 2007. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “new technology enterprises,” which will be entitled to a favorable statutory tax rate of 15%. On July 8, 2008, relevant governmental regulatory authorities further clarified that new technology enterprises previously qualified under the previous income tax laws and rules as of December 31, 2007 would be allowed to enjoy grandfather treatment for the unexpired tax holidays, on condition that they were re-approved for new technology enterprise status under the regulations released on April 14, 2008. Solicitation of actual applications commenced in late October 2008. Some of these major operating entities are now in the process of applying for the qualification of new technology enterprises. Therefore, for the three and nine months ended September 30, 2008, due to uncertainty as to whether any of the Company’s major operating entities in China will eventually be approved for new technology enterprise status, the Company has accounted for its current and deferred income tax based on the enacted statutory tax rate of 25%, except for the Company’s operating entities in China qualified as software enterprises as discussed in the paragraph immediately below. As of September 30, 2008, these accrued income taxes for the nine months ended September 30, 2008 at 25% had not been paid.

The New CIT Law also provides certain tax holiday for software enterprises. Some of the Company’s operating entities in China have qualified as software enterprises, and the Company was informed by the relevant tax authorities that those entities would be subject to an income tax rate of 0% for the full year 2008, and 12.5% for 2009 through 2011. Accordingly, for the three months ended September 30, 2008, for these entities, the Company applied 0% for current income tax. However, in accordance with the relevant tax authorities’ administrative requirements, the Company prepaid income taxes at 25%, which amounted to $13.1 million as of September 30, 2008. Such prepaid income taxes would be refunded in early 2009.

For the three and nine months ended September 30, 2008, the Company has recorded income tax expense of $5.0 million and $14.8 million, respectively. For the three months ended September 30, 2008, the income tax expense was offset by $1.0 million from deferred tax assets. For the nine months ended September 30, 2008, the income tax expense included a $0.4 million increase in deferred tax liabilities, offset by $2.5 million from deferred tax assets.

Under the New CIT Law, profits of a foreign-invested enterprise arising in year 2008 and beyond which are distributed to its immediate holding company outside China will be subject to withholding tax at 10%. A lower withholding tax rate may be applied if there is a tax treaty between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong (which for such withholding tax purpose is treated as a foreign jurisdiction), for example, will be subject to a 5% rate. The Company’s China-based subsidiaries Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software) and Beijing AmazGame Age Internet Technology Co., Ltd. (or AmazGame Age) are invested by immediate foreign holding companies in Hong Kong. The Company’s China-based subsidiary Beijing Sogou Technology Development Co., Ltd (or Sogou Technology), however, is not invested by an immediate foreign holding company in Hong Kong. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign-invested enterprises do not intend to distribute any profit arising in year 2008 and beyond to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2008, the Company has not recorded any deferred tax on the retained earnings of its foreign-invested enterprises in China.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income from continuing operations	$42,260	$9,691	$102,012	$19,877
Gain (loss) from discontinued e-commerce operations	1	(5)	(0)	(18)

Net income	42,261	9,686	102,012	19,859
Effect of dilutive securities:
Amortization of offering costs for the zero coupon convertible senior notes	—	—	—	248

Net income adjusted for dilutive securities	$42,261	$9,686	$102,012	$20,107

Denominator:
Weighted average basic common shares outstanding	38,496	37,307	38,121	36,979
Effect of dilutive securities:
Stock options and restricted stock units	825	1,181	1,005	1,038
Zero coupon convertible senior notes	—	28	—	862

Weighted average diluted common shares outstanding	39,321	38,516	39,126	38,879

Basic income per share from continuing operations	$1.05	$0.26	$2.68	$0.54
Basic gain (loss) per share from discontinued e-commerce operations	0.00	(0.00)	(0.00)	(0.00)

Basic net income per share	$1.05	$0.26	$2.68	$0.54

Diluted net income per share from continuing operations	$1.02	$0.25	$2.61	$0.52
Diluted gain (loss) per share from discontinued e-commerce operations	0.00	(0.00)	(0.00)	(0.00)

Diluted net income per share	$1.02	$0.25	$2.61	$0.52

5. SHARE-BASED COMPENSATION EXPENSE

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. As of September 30, 2008, 1,043,681 shares were available for grant under the plan.

A summary of option activity under the Company’s 2000 Stock Incentive Plan as of September 30, 2008, and changes during the nine month period ended, is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	1,509	$17.68	6.58	$55,610
Exercised	(660)	18.95
Forfeited or expired	(9)	17.19

Outstanding at September 30, 2008	840	16.68	5.88	$32,823

Vested at September 30, 2008 and expected to vest thereafter	792	16.51	5.83	$31,077

Exercisable at September 30, 2008	704	16.50	5.73	$27,640

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $55.75 as of September 30, 2008.

The total intrinsic value of options exercised during the nine month period ended September 30, 2008 was $35.4 million.

A summary of restricted stock unit activity under the Company’s 2000 Stock Incentive Plan as of September 30, 2008, and changes during the nine month period ended, is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2008	549	$24.65
Granted	54	81.06
Vested	(134)	25.51
Forfeited	(22)	29.44

Unvested at September 30, 2008	447	31.01

Expected to vest thereafter	317	31.03

As of September 30, 2008, there was $0.4 million of total unrecognized compensation expense related to options for which services had not been provided. That expense is expected to be recognized over a weighted average period of 0.47 years. The total fair value of options expensed during the three months ended September 30, 2008 and 2007 was $0.3 million and $0.6 million, respectively.

As of September 30, 2008, there was $5.4 million of total unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted average period of 1.03 years. Total fair value of restricted stock units expensed during the three months ended September 30, 2008 and 2007 was $1.2 million and $1.4 million, respectively.

There were no capitalized share-based compensation costs during the nine months ended September 30, 2008 and 2007.

During the nine months ended September 30, 2008 and 2007, total cash received from the exercise of stock options amounted to $12.5 million and $8.5 million, respectively.

In January 2008, the Company granted equity-based awards with a fair value of $3.8 million in one of its subsidiaries. A portion of these awards was vested immediately and the related fair value of $1.8 million was charged to the income statement at the date of grant. In April 2008, the board of directors modified the vesting conditions of the remaining unvested awards. The modification consisted primarily of removing provisions for vesting of the awards upon certain future events. As a consequence, the awards are exercisable over a four-year period commencing from February 1, 2008. On the date of modification, the fair value of the remaining equity-based awards increased from $2.0 million to $7.0 million, which is recognized, following the accelerated basis of attribution, starting from the date when the board of directors approved the modification of the vesting conditions. During the three and nine months ended September 30, 2008, the Company recorded $1.1 million and $1.9 million, respectively, in share-based compensation expense related to the above remaining equity-based awards. The fair values of the above equity-based awards were determined using the discounted cash flow method and guideline companies method.

In April 2008, the Company granted further equity-based awards with a fair value of $5.4 million in this subsidiary. The awards are exercisable over a four-year period commencing from February 1, 2008, subject to certain future events. The fair value of the awards will be recognized starting from the date of the occurrence of certain future events. During the three months ended September 30, 2008, there was no share-based compensation expense recognized relating to the awards. The fair values of the above equity-based awards were determined using the discounted cash flow method and guideline companies method.

6. VIEs

FIN 46R “Consolidation of Variable Interest Entities” requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To comply with PRC laws and regulations restricting foreign ownership in Internet information, online game, wireless and certain other businesses in the PRC, the Company conducts these operations via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (or Dr. Zhang), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Company. Capital for the VIEs is funded by the Company through loans provided to Dr. Zhang and those employees, and is initially recorded as loans to related parties. These loans are eliminated for accounting purposes with the capital of VIEs during consolidation.

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of September 30, 2008, the aggregated amount of these loans was $12.0 million.

The following is a summary of the VIEs of the Company which are consolidated under FIN 46R:

a)	High Century

Beijing Century High Tech Investment Co., Ltd. (or High Century) was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4,595,000. Dr. Zhang and Wei Li, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

b)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment), formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda) was incorporated in the PRC in 2002 and engages in entertainment business in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1,210,000. Originally, High Century and Wei Li held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further comply with PRC regulations, High Century and Wei Li transferred their interests in Sohu Entertainment to Xin Wang (Belinda Wang) and Jianjun Wang, each of whom is an employee of the Company. In July 2007, Jianjun Wang transferred all his interests in Sohu Entertainment to Ye Deng, an employee of the Company. As a result, Xin Wang (Belinda Wang) and Ye Deng own 80% and 20% interests in Sohu Entertainment, respectively.

c)	Sohu Internet

Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet) was incorporated in the PRC in 2003 and engages in Internet information, wireless and advertising services in the PRC on behalf of the Company. The original registered capital was $605,000, and High Century and Jinmei He held 80% and 20% interests in Sohu Internet, respectively. In December 2003, Sohu Entertainment made a $605,000 investment in Sohu Internet. In April 2005, Jinmei He transferred all her interests in Sohu Internet to High Century, and High Century made a $1,208,000 additional investment in Sohu Internet. As a result, the registered capital is now $2,418,000, with High Century and Sohu Entertainment holding 75% and 25% interests, respectively.

d)	Goodfeel

Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel) was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. The registered capital of Goodfeel is $1,208,000. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in Goodfeel, respectively. In July 2004, High Century and Sohu Internet invested $613,000 and $473,000 in Goodfeel, respectively, so that High Century owned 58.1% interests in Goodfeel with the remaining 41.9% interests owned by Sohu Internet. In October 2004, to further comply with PRC regulations, High Century and Sohu Internet transferred their interests in Goodfeel to Xiufeng Deng and Jing Zhou, each of whom is an employee of the Company. In August 2007, Xiufeng Deng transferred all his interests in Goodfeel to Guofeng Yue, an employee of the Company. As a result, Guofeng Yue and Jing Zhou own 58.1% and 41.9% interests in Goodfeel, respectively.

e)	Huohu

Beijing Huohu Digital Technology Co., Ltd. (or Huohu) was incorporated in the PRC in 2005. Huohu engages in software and technology development for the games business. The registered capital of Huohu is $121,000. Sohu Era, one of the indirect China-based subsidiaries of the Company, and an employee of the Company, hold 75% and 25% interests in

Huohu, respectively. The Company provided the employee with a non-interest bearing loan of $37,000 to finance his capital contribution to Huohu. The loan is repayable upon demand by the Company at any time or upon termination of the employment of the employee and can only be repaid through transfer of the employee’s shares in Huohu to a designated third party. Based on the arrangement between Sohu Era and the employee, Sohu Era is the sole and primary beneficiary of Huohu.

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

Beijing Sogou Information Service Co., Ltd. (or Sogou Information) was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. The registered capital of Sogou Information is $2,480,000. Jing Zhou and Wei Li, each of whom is an employee of the Company, each owns 50% interests in Sogou Information.

i)	Gamease Age

Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease Age) was incorporated in the PRC in August 2007 and engages in Internet information services. The registered capital of Gamease Age is $1,331,000. Tao Wang, an employee of the Company, and another employee of the Company, own 60% and 40% interests, respectively, in Gamease Age.

Pursuant to FIN 46R, High Century, Sohu Entertainment, Sohu Internet, Goodfeel, Huohu, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Gamease Age are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements. As of September 30, 2008, the above VIEs have aggregate accumulated profits of approximately $18.6 million which have been reflected in the consolidated financial statements.

7. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions during the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Accounting Captions	Three Months Ended September 30,		Nine Months Ended September 30,
			2008	2007	2008	2007
An investee of the Company*	Revenue-based royalty fee	Cost of revenues	$—	$206	$—	$949

*	This investee ceased to be a related party of the Company starting September 1, 2007, when the Company disposed its equity investment. Accordingly, since then, transactions with this party are not regarded as related party transactions.

8. COMMITMENTS AND CONTINGENCIES

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, online game and wireless services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions that are currently in place are unclear with respect to which segments of these industries foreign-owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Regulatory risks also encompass the interpretations by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

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

From time to time, the Company becomes subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights in connection with the content published on our Websites. The Company provides for the amount of loss if there is information available prior to issuance of the Company’s financial statements indicating that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

The Company has entered into certain sponsorship agreements, under which the Company is obliged to provide advertising services and Website construction, operation and maintenance services to third parties during the contract periods.

As of September 30, 2008, the Company had future minimum content and service purchase commitments of $19.5 million, $13.0 million and $3.8 million for the years ending September 30, 2009, 2010 and 2011, respectively. As of September 30, 2008, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (or 21 East HK), Changyou.com Limited (formerly known as TL Age Limited), Changyou.com (HK) Limited (formerly known as TL Age Hong Kong Limited), Sogou Hong Kong Limited, Sohu.com (Game) Limited (or Sohu Game), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media), Beijing AmazGame Age Internet Technology Co., Ltd. (or AmazGame Age), and Beijing Sohu Software Technology Co., Ltd (or New Software), and our variable interest entities (or VIEs) Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd ,or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing Goodfeel Information Technology Co., Ltd. (or Goodfeel), Beijing Huohu Digital Technology Co., Ltd. (or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang), Beijing Sogou Information Service Co., Ltd. (or Sogou Information), Beijing 21 East Culture Development Co., Ltd (or 21 East Beijing), Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease Age), and New 21 East Art Development (Beijing) Co., Ltd. (or New 21 East), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 filed with the SEC on August 8, 2008, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Online game revenues are earned through providing services to players under an item-based revenue model. Under this model, the basic game play functions are free of charge and players are charged for purchases of virtual items. Online game revenues are collected through sale of our prepaid cards which were sold in both virtual and physical forms to third party distributors. Proceeds from sale of prepaid cards are deferred when received and revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing in which we record our revenues would be impacted.

Proceeds received from sale of prepaid cards are initially recorded as receipts in advance from customers, and upon activation or charge of the prepaid cards, transferred from receipts in advance from customers to deferred revenues.

Prepaid cards will generally expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. In contrast, once the prepaid cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. We are entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed. As of September 2008 and December 2007, we recognized revenues in connection with expired un-activated prepaid cards and unused balances of activated prepaid cards in an inactive account amounting to approximately $104,000 and $150,000, respectively.

We also derive revenues from licensing our games in other countries and territories. These licensing agreements provided for two revenue streams, namely an initial license fee and a monthly revenue-based royalty fee based on monthly revenues from the games and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amount receivable upon achieving certain sales targets. Since we are obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game, and the additional amount is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly revenue-based royalty fee is recognized when earned, provided that collectibility is reasonably assured.

Wireless revenues are derived from providing short messaging services, or SMS, Ring Back Tone, or RBT, Wireless Application Protocol, or WAP, multimedia messaging services, or MMS, and interactive voice response, or IVR, mainly consisting of news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, we, using information generated from our own internal system and historical data, make estimates of the failure rate and collectible wireless service fees and accrue revenue accordingly. The quarterly historical differences in our estimated revenues that were recorded in the financial statements compared to the actual revenues have ranged from an underestimation of $538,000 (gross margin underestimate of $286,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate and bad debt rate per an operator’s statement and our internal estimates could result in material differences in the amount and timing of our revenues and cost of non-advertising revenues for any period. For the three months ended September 30, 2008, 82% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factor being whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction. To the extent we are acting as a principal in a transaction, we report as revenue the payments received on a gross basis, and report as cost of revenue the amounts attributable to services provided by mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis as revenue the payments received less commission and other payments to third parties. The determination of whether we are serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

Based on our assessment, the majority of our wireless revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the wireless services. The content and nature of the wireless services are designed and developed by us (either independently or with third parties) and originate from our Websites, our links located on third parties’ Websites, or one of our dedicated phone numbers. The mobile network operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customer purchases the wireless content, community access or value-added services, such as news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. The end customer receives identical services from us regardless of which mobile network operator is used to deliver the message. In addition, we provide customer services to the end customers directly and we could be requested by the mobile network operators to assume the credit risk if the operators are not able to collect fees from the end customers. We have determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile network operators set maximum prices that we can charge and that the mobile network operators also have the right to set requirements and procedures associated with using their platform. However, we have determined that the gross revenue reporting indicators are stronger, because we are the primary obligor who adds value to the products, has inventory risk related to content and products, and has reasonable pricing latitude.

To the extent revenue is recorded gross, any commissions or other payments to third parties are recorded as costs or expenses so that the net amount (gross revenues, less costs and expenses) flows through to operating income. Accordingly, the impact on operating income is the same whether we record the revenue on a gross or net basis.

Functional Currency

Our functional currency is the US Dollar. The functional currency of our subsidiaries and VIEs in China is RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in determination of the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China-based subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of September 30, 2008 and December 31, 2007 was a gain of $21.9 million and $11.9 million, respectively.

Allowance for Doubtful Accounts Receivable

Our management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $48.8 million, with an allowance for doubtful accounts of $2.3 million, as of September 30, 2008. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from the end customers, additional allowance might be required.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment loss recorded in the future could have a material adverse impact on our financial condition and results of operations. As of September 30, 2008, we were not aware of any event or change of circumstances occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise office buildings, investment properties, computer equipment and hardware, office furniture, vehicles and leasehold improvements, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include prepaid content fees and rental deposits. We amortize the content fees over the terms of the contracts. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of September 30, 2008, we were not aware of any indication of any other impairment of our intangible assets, fixed assets and other assets.

Share-Based Compensation

Our share-based payments to employees and directors, including grants of stock options, restricted stock units and other equity-based awards, are recognized in the financial statements based on their grant date fair values according to SFAS 123(R).

The fair value of options granted before January 1, 2006 is determined based on the Black-Scholes valuation model, which is consistent with the valuation techniques utilized when we prepared pro forma information under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (or SFAS 123). Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Fair value of the share-based awards is recognized as share-based compensation expense over the requisite service period, net of estimated forfeitures on an accelerated basis under SFAS 123(R).

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

As of September 30, 2008, our deferred tax assets are related to net operating losses of the holding company that would apply to United States income taxes, and net operating losses and temporary differences between accounting and tax bases for our China-based subsidiaries and VIEs. As substantially all of our income is earned in China, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from the net operating losses of the holding company will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES

Total revenues were $120.7 million and $307.5 million for the three and nine months ended September 30, 2008, respectively, as compared with $51.5 million and $123.6 million for the corresponding periods in 2007.

Advertising Revenues

Advertising revenues are derived principally from brand advertising and sponsored search.

Advertising revenues were $51.1 million and $129.3 million, or 42% of total revenues for both the three and nine months ended September 30, 2008, as compared with $31.5 million and $85.5 million, or 61% and 69% of total revenues for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2008, advertising revenues consisted of revenues from brand advertising of $49.4 million and $124.2 million, and revenues from sponsored search of $1.7 million and $5.1 million. For the three and nine months ended September 30, 2007, advertising revenues consisted of revenues from brand advertising of $29.8 million and $79.9 million, and revenues from sponsored search of $1.7 million and $5.6 million.

Brand advertising. Brand advertising revenues increased by $19.6 million to $49.4 million for the three months ended September 30, 2008 and increased by $44.3 million to $124.2 million for the nine months ended September 30, 2008 as compared with the corresponding three and nine month periods in 2007. The increase of $19.6 million for the three months ended September 30, 2008 from the corresponding period in 2007 consisted of: (i) a $12.5 million increase from advertisers who advertised with us during the three months ended September 30, 2008 but did not advertise on our Website channels during the three months ended September 30, 2007; (ii) a $14.6 million increase in revenues from the advertisers who advertised with us in the three months ended September 30, 2007 and continued to do so in the three months ended September 30, 2008; and (iii) a $7.5 million decrease in revenues as some of the advertisers who advertised with us during the three months ended September 30, 2007 did not advertise on our Website channels during the three months ended September 30, 2008. The increase of $44.3 million for the nine months ended September 30, 2008 from the corresponding period in 2007 consisted of: (i) a $18.2 million increase from advertisers who advertised with us during the nine months ended September 30, 2008 but did not advertise on our Website channels during the nine months ended September 30, 2007; (ii) a $38.9 million increase in revenues from the advertisers who advertised with us in the nine months ended September 30, 2007 and continued to do so in the nine months ended September 30, 2008; and (iii) a $12.8 million decrease in revenues as some of the advertisers who advertised with us during the nine months ended September 30, 2007 did not advertise on our Website channels during the nine months ended September 30, 2008. No single customer accounted for more than 10% of total brand advertising revenues for each of the three and nine months ended September 30, 2008 and 2007. As of September 30, 2008 and 2007, we had $3.5 million and $1.2 million of receipts in advance from advertisers, respectively. We have not recorded any revenue from advertising-for-advertising barter transactions.

For the three months and nine months ended September 30, 2008, we recorded brand advertising revenues of approximately $628,000 and $1.3 million, respectively, from NetDragon Websoft Inc. (or NetDragon) in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement that expired in November 2006 and has been extended to November 2009. NetDragon was the owner of 17173.com Website prior to our acquisition of 17173.com from them.

We expect brand advertising revenues to decrease in the fourth quarter of 2008 as compared with the third quarter of 2008, giving the strong advertising spending related to Beijing 2008 Olympic Games for the three months ended September 30, 2008.

Sponsored search. Sponsored search revenues were $1.7 million for the three months ended September 30, 2008, flat with the corresponding period of 2007. For the nine months ended September 30, 2008, sponsored search revenues decreased by $0.5 million to $5.1 million, as compared with the corresponding period in 2007. This was mainly caused by an adjustment in our sales strategy during the three months ended September 30, 2008 which will benefit us in the long run. Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 51% and 44% of the total sponsored search revenues for the three and nine months ended September 30, 2008, as compared with approximately 30% in the corresponding periods in 2007.

Non-advertising Revenues

Non-advertising revenues are derived principally from online game, wireless and other services.

Non-advertising revenues were $69.6 million and $178.2 million or 58% of total revenues for both the three and nine months ended September 30, 2008, as compared with $20.0 million and $38.1 million, or 39% and 31% of total revenues for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2008, non-advertising revenues consisted of online game revenues of $54.6 million and $143.5 million, wireless revenues of $14.5 million and $32.2 million, and other services revenues of $454,000 and $2.5 million, respectively. For the three and nine months ended September 30, 2007, non-advertising revenues consisted of online game revenues of $12.7 million and $18.1 million, wireless revenues of $6.8 million and $19.0 million, and other services revenues of $467,000 and $943,000, respectively.

Online game. Our online game revenues are mainly derived from two game titles, Tian Long Ba Bu (or TLBB) and Blade Online (or BO). TLBB is our first in-house developed online game launched on May 9, 2007. BO was licensed from a local independent game development studio and launched in October 2004.

For the three months ended September 30, 2008, online game revenues increased by $41.9 million to $54.6 million as compared with $12.7 million for the three months ended September 30, 2007. This was primarily due to the commercial launch of TLBB in May 2007, with total revenue of $51.0 million in the three months ended September 30, 2008, as compared with $10.9 million in the three months ended September 30, 2007. TLBB’s total registered accounts were approximately 39.4 million as of September 30, 2008, and its peak concurrent users were approximately 700,000 for the three months ended September 30, 2008.

The following table sets forth revenue derived from TLBB in the PRC and related operating data:

	Three Months Ended
	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008
TLBB revenue (US$’000)	$48,278	$43,350	$38,493
APA (in thousands)*	1,860	1,684	1,387
ARPU (in RMB)**	178	179	199

Notes:

*	Quarterly APA, or quarterly active paying accounts, is the aggregate number of accounts from which game points are utilized at least once during the quarter.
**	Quarterly ARPU, or quarterly revenue per active paying accounts, is our online game domestic net revenues during the quarter divided by the Quarterly APA; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

We began licensing our game TLBB to operators outside of the PRC in 2007. We licensed TLBB to an operator in each of Taiwan and Hong Kong in April 2008 and to an operator in Vietnam in August 2007. For the three months ended September 30, 2008, we generated overseas licensing revenues of $2.7 million, as compared with $116,000 for the three months ended September 30, 2007, as we started generating overseas revenues from Taiwan and Hong Kong in April 2008.

Online game revenues are collected through sale of our prepaid cards, which we sell in both virtual and physical form, to third party distributors and retailers, and through online sale of game points directly to game players. We account for proceeds from sale of prepaid game cards from distributors as receipts in advance in our consolidated balance sheet, prior to activation or charge of the prepaid cards. Once a prepaid game card is activated or charged to a specific game account, we account for the related amounts as deferred revenues. We account for proceeds from online sale of game points directly to game players as deferred revenues. As of September 30, 2008, we had receipts in advance from distributors and deferred revenues from domestic operations of $20.1 million, compared with $8.1 million as of December 31, 2007.

For the initial license fee received under our overseas licensing agreements, we recognize revenues ratably over the license period, during which we are obligated to provide post-sales services such as technical support and provision of updates and upgrades to the licensees. As of September 30, 2008, our deferred revenues associated with unrecognized initial license fee received were $1.0 million as compared with $0.1 million as of December 31, 2007.

We expect online game revenues to increase in the fourth quarter of 2008 as compared with the third quarter of 2008.

Wireless. Our wireless revenues include SMS, RBT, MMS, WAP and IVR services. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the nine months ended September 30, 2008, we normally charged monthly fees ranging from $0.070 to $4.187 and per message/download fees ranging from approximately $0.007 to $0.586.

For the three months ended September 30, 2008, our wireless revenues increased by $7.7 million to $14.5 million as compared with $6.8 million for the three months ended September 30, 2007, primarily due to an increase of $4.0 million in SMS revenues, an increase of $1.5 million in RBT revenues, an increase of $1.2 million in WAP and IVR revenues, and an increase of $1.0 million in MMS revenues. For the nine months ended September 30, 2008, our wireless revenues increased by $13.2 million to $32.2 million as compared with $19.0 million for the nine months ended September 30, 2007, primarily due to an increase of $6.4 million in SMS revenues, an increase of $4.2 million in RBT revenues, an increase of $2.6 million in MMS revenues, and an increase of $2.1 million in WAP and IVR revenues, which was netted off by certain business tax provision of $2.1 million business tax provision made in the three months ended June 30, 2008. The increase in wireless revenues was primarily due to successful product distribution programs, and a stable regulatory and business environment throughout the quarter.

Others. Other services mainly consist of sales of software to third parties, provision of applications service provider (or ASP) services, office space rental income and construction of websites. For the three months ended September 30, 2008 and 2007, revenues from other services were $454,000 and $467,000, respectively. For the nine months ended September 30, 2008 and 2007, revenues from other services were $2.5 million and $943,000, respectively.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $31.9 million and $77.1 million for the three and nine months ended September 30, 2008, respectively, as compared with $17.2 million and $45.8 million for the corresponding three and nine month periods in 2007.

Cost of Advertising Revenues

Cost of advertising revenues increased by $9.2 million to $20.8 million for the three months ended September 30, 2008 as compared with the corresponding period in 2007, and increased by $17.1 million to $49.1 million for the nine months ended September 30, 2008 as compared with the corresponding period in 2007.

Brand advertising. Cost of brand advertising revenues includes personnel cost and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $19.0 million and $44.2 million for the three and nine months ended September 30, 2008, respectively. The increase of $8.7 million for the three months ended September 30, 2008 from the corresponding period in 2007 consisted of a $5.9 million increase in content purchase surrounding the Beijing 2008 Olympic Game, a $1.9 million increase in personnel cost, a $0.8 million in bandwidth leasing costs due to increased traffic on our Websites, a $0.4 million increase in depreciation of servers and computer equipment, and a $0.3 million increase in payments to our business partners, offset by a $0.6 million decease in other costs. The increase of $16.5 million for the nine months ended September 30, 2008 from the corresponding period in 2007 consisted of a $8.3 million increase in content purchase surrounding the Beijing 2008 Olympic Game, a $4.0 million increase in personnel cost, a $2.2 million increase in bandwidth leasing costs due to increased traffic on our Websites, a $0.9 million increase in depreciation of servers and computer equipment, a $0.5 million increase in payments to our business partners, and a $0.6 million increase in other costs. Our brand advertising gross margin for the three and nine months ended September 30, 2008 was 62% and 64%, as compared with 66% and 65% for the corresponding periods in 2007.

Sponsored search. Cost of sponsored search revenues consisted primarily of relevant depreciation of servers and computer equipment, payments to our Website Alliance, bandwidth leasing costs, personnel cost and data collection cost. Cost of sponsored search revenues was $1.8 million and $4.9 million for the three and nine months ended September 30, 2008 as compared with $1.3 million and $4.3 million for the three and nine months ended September 30, 2007. Our sponsored search gross margin for the three and nine months ended September 30, 2008 was a negative 2% and 3%, respectively, as compared with 24% and 23% for the corresponding periods in 2007. The decrease in gross margin was primarily due to higher bandwidth leasing costs to support the increased traffic and a smaller scale of sponsored search revenues.

Cost of Non-advertising Revenues

Cost of non-advertising revenues was $11.1 million and $28.0 million for the three and nine months ended September 30, 2008, respectively, as compared with $5.6 million and $13.8 million for the corresponding three and nine month periods in 2007.

Online game. Cost of online game revenues consists primarily of personnel cost relating to the operation of the games, revenue-based royalty fee to the game developers of BO, bandwidth leasing costs, depreciation of servers and computer equipment, business tax and value-added tax (or VAT) related to intra-group transactions. Cost of online game revenues was $3.5 million and $10.2 million for the three and nine months ended September 30, 2008 as compared with $2.1 million and $4.3 million for the three and nine months ended September 30, 2007. The increase of $1.4 million in the three months ended September 30, 2008 as compared with the corresponding period of 2007 was mainly due to a $0.8 million increase in personnel cost, a $0.5 million increase in business tax and VAT, a $0.4 million increase in depreciation of servers and computer equipment and bandwidth leasing costs, a $0.1 million increase in other costs, offset by a $0.4 million decrease in revenue-based royalty fee as we ceased to make such payment to the developer of BO since July 1, 2008. The increase of $5.9 million in the nine months ended September 30, 2008 as compared with the corresponding period of 2007 was mainly due to a $2.5 million increase in personnel cost, a $1.6 million increase in business tax and VAT, a $1.5 million increase in depreciation of servers and computer equipment and bandwidth leasing costs, a $0.3 million increase in facilities cost, and a $0.4 million increase in other costs, offset by a $0.4 million decrease in revenue-based royalty fee as we ceased to make such payment to the developer of BO since July 1, 2008. Our online game gross margin was 94% and 93% for the three and nine months ended September 30, 2008, as compared with 84% and 76% for the three and nine months ended September 30, 2007. The increase primarily represents contribution from TLBB.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, costs related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party content providers for promotion services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues increased by $3.8 million to $7.1 million for the three months ended September 30, 2008, and increased by $7.4 million to $16.5 million for the nine months ended September 30, 2008, as compared with the corresponding three and nine month periods in 2007. The increase in cost of wireless revenues for three months ended in September 30, 2008 as compared with the corresponding period in 2007 resulted from an increase of $2.4 million in relation to payments to third party wireless service alliances and content providers and an increase of $1.4 million in collection charges and transmission charges paid to mobile network operators. The increase in cost of wireless revenues for nine months ended in September 30, 2008 as compared with the corresponding period in 2007 resulted from an increase of $4.8 million in relation to payments to third party wireless service alliances and content providers, and an increase of $2.6 million in collection charges and transmission charges paid to mobile network operators. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.003 to $0.029 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 10% to 70% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the third quarter of 2008. Our wireless gross margin was 51% and 49% for the three and nine months ended September 30, 2008, as compared with 52% for both the corresponding periods in 2007. The decrease in gross margin for the nine months ended September 30, 2008 was mainly due to certain business tax provision of $2.1 million made in the three months ended June 30, 2008.

Others. Cost of revenues for other services was $577,000 and $1,336,000 for the three and nine months ended September 30, 2008, respectively, as compared with $178,000 and $409,000 for the corresponding three and nine month periods in 2007. Cost of revenues for other services consists mainly of personnel and other costs in connection with sales of software business and provision of ASP services. The increase in three months ended September 30, 2008 as compared with the corresponding period of 2007 was mainly due to a $0.3 million increase in cost of purchased software and a $0.1 million increase in other costs. The increase in nine months ended September 30, 2008 as compared with the corresponding period of 2007 was mainly due to a $0.5 million increase in cost of purchased software, a $0.3 million increase in server depreciation and bandwidth leasing costs, and a $0.1 million increase in other costs.

Product Development Expenses

Product development expenses increased by $6.1 million to $13.0 million for the three months ended September 30, 2008, and increased by $18.3 million to $35.3 million for the nine months ended September 30, 2008, as compared with the corresponding three and nine month periods in 2007. The increase for the three months ended September 30, 2008 from the corresponding period in 2007 primarily consists of a $4.3 million increase in personnel expense resulting from an increase in headcount, salaries and bonuses, a $1.0 million increase in share-based compensation expense under SFAS 123(R), a $0.3 million increase in depreciation of servers and computer equipment and bandwidth leasing expenses, and a $ 0.5 million increase in other expenses. The increase for the nine months ended September 30, 2008 from the corresponding period in 2007 primarily consists of a $12.7 million increase in personnel expense resulting from an increase in headcount, salaries and bonuses, a $3.0 million increase in share-based compensation expense under SFAS 123(R), a $0.9 million increase in depreciation of servers and computer equipment and bandwidth leasing expenses, a $0.8 million increase in travel and entertainment expenses, a $0.3 million increase in facilities expenses, and a $0.6 million increase in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $14.0 million to $27.6 million for the three months ended September 30, 2008, and increased by $34.9 million to $65.2 million for the nine months ended September 30, 2008, as compared with the corresponding three and nine month periods in 2007. The increase for the three months ended September 30, 2008 from the corresponding period in 2007 primarily consists of a $8.9 million increase in advertising and promotion expense, which included the relevant marketing expenses surrounding the Beijing 2008 Olympic Games, a $2.5 million increase in personnel expense resulting from an increase in headcount and salaries (including sale commissions), a $1.5 million increase in depreciation of servers and computer equipment and bandwidth leasing expenses, a $1.0 million increase in facilities expenses, and a $0.1 million increase in other expenses. The increase for the nine months ended September 30, 2008 from the corresponding period in 2007 primarily consists of a $25.7 million increase in advertising and promotion expense, which included the relevant marketing expenses surrounding the Beijing 2008 Olympic Games, a $6.4 million increase in personnel expense resulting from an increase in headcount and salaries (including sale commissions), a $2.0 million increase in depreciation of servers and computer equipment and bandwidth leasing expenses, a $1.1 million increase in facilities expenses, and a $0.2 million increase in other expenses, offset by a $0.5 million decrease in share-based compensation expense under SFAS 123(R).

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million to $4.1 million for the three months ended September 30, 2008, and increased by $3.5 million to $15.2 million for the nine months ended September 30, 2008, as compared with the corresponding three and nine month periods in 2007. The decrease of $0.8 million for the three months ended September 30, 2008 from the corresponding period in 2007 was primarily due to a $0.8 million decrease in professional fee, and a $0.4 million decrease in loss from disposal of fixed assets and other assets, and a $0.2 million decrease in share-based compensation expense under SFAS 123(R), offset by a $0.3 million increase in personnel expense and a $0.3 million increase in other expenses. The increase of $3.5 million for the nine months ended September 30, 2008 from the corresponding period in 2007 was primarily due to a $1.5 million increase in professional fee, a $0.9 million increase in personnel expense, a $0.7 million increase in loss from disposal of fixed assets and other assets, and a $0.6 million increase in travel and entertainment expenses, offset by a $0.2 million decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets were $201,000 and $596,000 for the three and nine months ended September 30, 2008, respectively, as compared with $202,000 and $891,000 for the three and nine months ended September 30, 2007, which were mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Operating Profit

As a result of the foregoing, our operating profit increased by $34.9 million to $43.8 million for the three months ended September 30, 2008, and increased by $96.3 million to $114.2 million for the nine months ended September 30, 2008, as compared with the corresponding three and nine month periods in 2007. The operating profit for the three and nine months ended September 30, 2008 included $2.6 million and $8.2 million, respectively, for share-based compensation expense recorded under SFAS 123(R). The operating profit for the three and nine months ended September 30, 2007 included $2.0 million and $6.9 million, respectively, for share-based compensation expense recorded under SFAS 123(R).

Other Income (expenses)

For the three months ended September 30, 2008, other income of $51,000 mainly consisted of several miscellaneous items. For the nine months ended September 30, 2008, other expenses of $481,000 mainly consisted of donations made for the 5.12 Sichuan Earthquake. For the three months ended September 30, 2007, other income of $575,000 mainly consisted of $561,000 gain from disposal of interest in an associate. For the nine months ended September 30, 2007, other income of $335,000 mainly consisted of $561,000 gain from disposal of interest in an associate, offset by amortization, in the amount of $248,000, of the offering costs of our zero coupon convertible senior notes.

Interest Income and Exchange Difference

For the three months ended September 30, 2008, interest income and exchange difference was $1.4 million, comprising interest income of $1.3 million and exchange gain of $0.1 million. This was compared with $0.6 million in the corresponding period of 2007 with interest income of $0.5 million and exchange gain of $0.1 million. For the nine months ended September 30, 2008, interest income and exchange difference was $3.1 million, primarily comprising interest income. This was compared with $2.4 million in the corresponding period of 2007 with interest income of $2.0 million and exchange gain of $0.4 million.

Income Tax Expense

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 16.5% and certain subsidiaries are subject to taxes in the People’s Republic of China.

Prior to January 1, 2008, the Company’s subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Furthermore, new technology enterprises were exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and were entitled to a 50% tax reduction to a rate of 7.5% for the subsequent three years and 15% thereafter. For the three and nine months ended September 30, 2007, most operations of the Company in the PRC were subject to an applicable tax rate of 7.5% or were exempted from income tax as new technology enterprises.

On January 1, 2008, the newly introduced CIT Law which unifies the statutory income tax rate of enterprises in China to 25%, became effective. The New CIT Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the New CIT Law provides grandfather treatment for companies qualified as new technology enterprises under the previous income tax laws and rules and established before March 16, 2007. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

On April 14, 2008, relevant governmental regulatory authorities released qualification criteria, application procedures and assessment processes for “new technology enterprises,” which will be entitled to a favorable statutory tax rate of 15%. On July 8, 2008, relevant governmental regulatory authorities further clarified that new technology enterprises previously qualified under the previous income tax laws and rules as of December 31, 2007 would be allowed to enjoy grandfather treatment for the unexpired tax holidays, on condition that they were re-approved for new technology enterprise status under the regulations released on April 14, 2008. Solicitation of actual applications commenced in late October 2008. Some of these major operating entities are now in the process of applying for the qualification of new technology enterprises. Therefore, for the three and nine months ended September 30, 2008, due to uncertainty as to whether any of the Company’s major operating entities in China will eventually be approved for new technology enterprise status, the Company has accounted for its current and deferred income tax based on the enacted statutory tax rate of 25%, except for the Company’s operating entities in China qualified as software enterprises as discussed in the paragraph immediately below. As of September 30, 2008, these accrued income taxes for the nine months ended September 30, 2008 at 25% had not been paid.

The New CIT Law also provides certain tax holidays for software enterprises. Some of the Company’s operating entities in China have qualified as software enterprises, and the Company was informed by the relevant tax authorities that those entities would be subject to an income tax rate of 0% for the full year 2008, and 12.5% for 2009 through 2011. Accordingly, for the three months ended September 30, 2008, for these entities, the Company applied 0% for current income tax. However, in accordance with the relevant tax authorities’ administrative requirements, the Company prepaid income taxes at 25%, which amounted to $13.1 million as of September 30, 2008. Such prepaid income taxes would be refunded in early 2009.

For the three and nine months ended September 30, 2008, the Company has recorded income tax expense of $5.0 million and $14.8 million, respectively. For the three months ended September 30, 2008, the income tax was offset by $1.0 million from deferred tax assets. For the nine months ended September 30, 2008, the income tax expense included a $0.4 million increase in deferred tax liabilities, offset by $2.5 million from deferred tax assets.

Under the New CIT Law, the profits of a foreign-invested enterprise arising in year 2008 and beyond which are distributed to its immediate holding company outside China would be subject to withholding tax at 10%. A lower withholding tax rate may be applied if there is a tax treaty between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong (which for such withholding tax purpose is treated as a foreign jurisdiction), for example, will be subject to a 5% rate. The Company’s China-based subsidiaries Sohu Era, Sohu Media, Sohu Software, Go2Map Software and AmazGame Age are invested by immediate foreign holding companies in Hong Kong. The Company’s China-based subsidiary Sogou Technology, however, is not invested by an immediate foreign holding company in Hong Kong. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign-invested enterprises do not intend to distribute any profit arising in year 2008 and beyond to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2008, the Company has not recorded any deferred tax on the retained earnings of its foreign-invested enterprises in China.

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition was accounted for as a purchase business combination and the results of operations from the acquisition date have been included in our consolidated financial statements, resulting in a minority interest of $22,000 and $18,000 for the three and nine months ended September 30, 2008.

Net Income from Continuing Operations

For the three and nine months ended September 30, 2008, net income from continuing operations was $40.3 million and $102.0 million, as compared with $9.7 million and $19.9 million for the three and nine months ended September 30, 2007.

Gain (loss) from Discontinued E-commerce Operations

For the three months ended September 30, 2008, gain from discontinued e-commerce operations was $1,000. For the nine months ended September 30, 2008, loss from discontinued e-commerce operations was netted to be zero. For the three and nine months ended September 30, 2007, loss from discontinued e-commerce operations was $5,000 and $18,000.

Net Income

As a result of the foregoing, we had net income of $40.3 million and $102.0 million for the three and nine months ended September 30, 2008, as compared with net income of $9.7 million and $19.9 million for the three and nine months ended September 30, 2007. The net profit for the three and nine months ended September 30, 2008 included $2.6 million and $8.2 million of share-based compensation expense under SFAS 123(R), as compared with $2.0 million and $6.9 million of share-based compensation expense for the three and nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and capital expenditures principally through private sales of equity securities, a public offering of common shares, a placement of convertible notes, and cash provided by operations. From inception through September 30, 2008, we have raised net proceeds of $39.2 million through the sale of preferred stock in private placements, $52.4 million from the sale of common stock in our initial public offering and $87.4 million through the sale of zero coupon convertible senior notes.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to Sohu of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes do not pay any interest, have a zero yield to maturity, and are convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes will have the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes may require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. During the year ended December 31, 2005, we early redeemed from the market a portion of our zero coupon convertible senior notes with face value of $15,220,000 at a discount. During the year ended December 31, 2006, we early redeemed from the market a portion of our zero coupon convertible senior notes at a discount for $15,000,000 in aggregate face value. As of the end of the notification period associated with the July 14, 2007 repurchase date, note holders had exercised their right to require us to repurchase notes in an aggregate principal amount of $58.5 million. We repurchased such notes on July 16, 2007. In November 2007, the majority of remaining note holders with $1,250,000 in face amount of convertible notes exercised their right to convert their notes to our common stock at a conversion price of $44.76 per share. As of September 30, 2008, the outstanding balance of zero coupon convertible senior notes was $6,000.

In summary, our cash flows were (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$157,642	$42,951
Net cash used in investing activities	(24,361)	(48,064)
Net cash provided by (used in) financing activities	16,340	(49,918)
Effect of exchange rate change on cash and cash equivalents	7,025	2,177

Net increase (decrease) in cash and cash equivalents	156,646	(52,854)
Cash and cash equivalents at beginning of period	122,706	124,756

Cash and cash equivalents at end of period	$279,352	$71,902

For the nine months ended September 30, 2008, net cash provided by operating activities was $157.6 million. This was primarily attributable to our net income of $102.0 million, adjusted by non-cash items of depreciation and amortization of $12.5 million, share-based compensation expense of $8.2 million, and a $36.9 million increase in working capital, offset by other items of $2.0 million. For the nine months ended September 30, 2007, net cash provided by operating activities was $43.0 million. This was primarily attributable to our net income of $19.9 million, adjusted by non-cash items of depreciation and amortization of $9.4 million, share-based compensation of $6.9 million, provision for allowance for doubtful accounts of $1.2 million, and a $5.6 million increase in working capital.

For the nine months ended September 30, 2008, net cash used in investing activities was $24.4 million, and was primarily attributable to $26.0 million used in acquiring fixed assets and other assets, offset by a $1.6 million decrease in restricted cash. For the nine months ended September 30, 2007, net cash used in investing activities was $48.1 million, and was primarily attributable to $49.2 million used in purchasing fixed assets and other assets, and $1.1 million for earn-out payment for Go2Map, offset by $1.7 million in proceeds from disposal of interest in an associate, and a $493,000 decrease in restricted cash.

For the nine months ended September 30, 2008, net cash provided by financing activities was $16.3 million, and was primarily attributable to issuance of common stock upon the exercise of options granted under our stock incentive plan and cash contributions received from minority shareholder. For the nine months ended September 30, 2007, net cash used in financing activities was $49.9 million, and was primarily attributable to $58.5 million used in redemption of zero coupon convertible senior notes, offset by $8.4 million cash from issuance of common stock upon the exercise of share-based awards granted under our stock incentive plan.

As of September 30, 2008, we had cash and cash equivalents of $279.4 million as compared with $122.7 million as of December 31, 2007.

We believe that our current cash and cash equivalents will be sufficient to meet anticipated working capital (net cash used in operating activities), commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the US Dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities is denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollar and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues and assets as expressed in our US Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk.

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the US Dollar. The exchange rate of the RMB against the US Dollar was adjusted to RMB 8.11 per US Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the US Dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the US Dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the US Dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. During the period from May 19, 2007 to September 30, 2008, the RMB rate against the US Dollar has decreased from 7.67 to 6.82, representing an appreciation of RMB about 11%. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table provides information, by maturity date, regarding our foreign currency sensitive financial instruments, which consisted of cash and cash equivalents, restricted cash, receivables, payables and zero coupon convertible senior notes as of September 30, 2008:

	Expected Maturity Date						Total Recorded Value
	Before September 30,
	2009	2010	2011	2012	2013	Thereafter		Fair Value
On-balance sheet financial instruments
(in US$ ‘000)
Cash and cash equivalents
in US$	64,560	—	—	—	—	—	64,560	64,560
in RMB	214,436	—	—	—	—	—	214,436	214,436
in HK$	356	—	—	—	—	—	356	356

Sub-total	279,352	—	—	—	—	—	279,352	279,352

Restricted cash
in US$	1,500	—	—	—	—	—	1,500	1,500
in RMB	1,173	—	—	—	—	—	1,173	1,173

Sub-total	2,673	—	—	—	—	—	2,673	2,673

Receivables
in US$	6,048	—	—	—	—	—	6,048	6,048
in RMB	68,686	—	—	—	—	—	68,686	68,686
in HK$	168	—	—	—	—	—	168	168

Sub-total	74,902	—	—	—	—	—	74,902	74,902

Payables
in US$	8,529	—	—	—	—	—	8,529	8,529
in RMB	135,474	—	—	—	—	—	135,474	135,474
in HK$	399	—	—	—	—	—	399	399

Sub-total	144,402	—	—	—	—	—	144,402	144,402

Zero coupon convertible senior notes
in US$	6	—	—	—	—	—	6	6

INTEREST RATE RISK

Our investment policy limits our investments of excess cash to high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

CREDIT RISK

We controlled our credit risk related with the customers by various measures, primarily including requirement of up-front payment, limitation on the credit amount granted and continuous monitoring of the settlement pattern, after taking into account of the assessment of credit worthiness of these customers. Credit risk associated with bank deposits is addressed by taking a highly selective approach in choosing banks where deposit is placed.

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

PART II – OTHER INFORMATION

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

Our online games, in particular our in-house developed massively multi-player online role-playing game (or MMORPG), TLBB, contribute a significant percentage of our total revenues and our total gross profit. Accordingly, any decrease in TLBB’s popularity could materially and adversely affect our business. For the three months ended September 30, 2008, revenues generated from TLBB accounted for approximately 93% of our online game revenue, 73% of our total non-advertising revenues and 42% of our total revenues. Our gross profit from online game constituted approximately 58% of our total gross profit. We launched TLBB in May 2007, and we cannot guarantee how long TLBB will continue to sustain its current level of popularity. To prolong TLBB’s lifespan, we need to continually improve and update it on a timely basis with new features that appeal to existing game players and attract new game players, and to market these new features. Despite our efforts to improve TLBB, our game players may nevertheless lose interest in the game over time. In view of our reliance on TLBB, our limited history developing and operating MMORPGs and the uncertainty of our ability to launch and commercialize new games in our pipeline, if we fail to improve and update TLBB on a timely basis, or if our competitors introduce more popular games catering to our game player base, our revenues and profitability could be materially and adversely affected.

The Chinese economy recently has experienced a slowing of its rate of growth. A number of factors have contributed to this slow-down, including appreciation of the RMB, which adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and controlling China’s high level of inflation. The slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation of the global capital markets. It is uncertain how long the global crises in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the Chinese economy in particular, and whether slowing economic growth in China could result in our customers’ reducing their spending on Website services, advertising, and online games.

There are no other material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 filed with the SEC on August 8, 2008.

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

During the three months ended September 30, 2008, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

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

Dated: November 7, 2008

SOHU.COM INC.

By:	/s/ Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended September 30, 2008

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu