Form 10-K
period 2008-12-31
SOHU COM INC
filed 2009-02-26
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2008 as reported on the Nasdaq National Market, was approximately $2,130 million.

As of January 31, 2009, there were 38,115,366 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2008 Annual Meeting of Stockholders to be filed on or about April 30, 2009 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (or Sohu Hong Kong), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (or 21 East HK), Changyou.com Limited (or Changyou, formerly known as TL Age Limited), Changyou.com (Hong Kong) Limited (formerly known as TL Age Hong Kong Limited), Sogou Hong Kong Limited, Sohu.com (Game) Limited (or Sohu Game), Beijing Sohu New Era Information Technology Co., Ltd. (or Sohu Era), Beijing Sohu Interactive Software Co., Ltd. (or Sohu Software), Go2Map Software (Beijing) Co., Ltd. (or Go2Map Software), Beijing Sogou Technology Development Co., Ltd. (or Sogou Technology), Beijing Sohu New Media Information Technology Co., Ltd. (or Sohu Media), Beijing AmazGame Age Internet Technology Co., Ltd. (or AmazGame), and Beijing Sohu Software Technology Co., Ltd. (or New Software), and our variable interest entities (or VIEs) Beijing Century High Tech Investment Co., Ltd. (or High Century), Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or Hengda), Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet), Beijing GoodFeel Information Technology Co., Ltd. (or GoodFeel), Beijing Fire Fox Digital Technology Co., Ltd. (or Beijing Fire Fox, also known as Beijing Huohu Digital Technology Co., Ltd., or Huohu), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang), Beijing Sogou Information Service Co., Ltd. (or Sogou Information), Beijing 21 East Culture Development Co., Ltd. (or 21 East Beijing), Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease), and New 21 East Art Development (Beijing) Co., Ltd. (or New 21 East), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS

Overview

Sohu is a leading Internet company in China, providing hundreds of millions of Chinese with news, information, entertainment and communication. Substantially all of our operations are conducted through our indirect wholly owned China-based subsidiaries and VIEs. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China. Our business consists of advertising business and non-advertising business.

Our advertising business offers premier content to our users free of charge and provides advertising services to advertisers on our matrix of Chinese language Web properties consisting of:

•	www.sohu.com, a leading mass portal and online media destination;

•	www.17173.com, a leading game information portal;

•	www.focus.cn, a top real estate Website;

•	www.chinaren.com, a leading online alumni club; and

•	www.sogou.com, an interactive proprietary search engine.

Our advertising business comprises brand advertising and sponsored search services. Brand advertising services provide advertisements on our portal websites to large companies that expect to build up their brand awareness online. Brand advertising services are one of our two core businesses, generating 39.5% of total revenues of $429.1 million for the year ended December 31, 2008. Sponsored search services provide priority placements in our search directory and pay-for-click services to customers, especially small and medium-size enterprises.

Our non-advertising business principally includes online games and wireless value-added services. We operate two massively multi-player online role-playing games (or MMORPGs), Tian Long Ba Bu (or TLBB) and Blade Online (or BO). TLBB is our first in-house developed MMORPG and has been one of the most popular online games in China. Our online game business is the other core business, generating 47.0% of total revenues of $429.1 million for the year ended December 31, 2008. We also offer wireless value-added services such as news, weather forecast, chatting, entertainment information, ringtone and logo downloads subscribed over mobile phones.

We were incorporated in Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. Over the years, we have built one of the most comprehensive networks of Web properties in China and our successful online game business.

Official Internet Content Service Sponsor for Beijing 2008 Olympic Games

In November 2005, we were selected as the official sponsor of Internet Content Services (or ICS) for the Beijing 2008 Olympic Games. Under the sponsorship agreement we entered into with the Beijing Organizing Committee for the Games of the XXIX Olympiad (or BOCOG), we provided exclusive services to BOCOG to construct, operate and host the official BOCOG Website, www.beijing2008.com, for this historic event. Our successful Olympic reporting caused Sohu to be recognized across China as the number 1 portal of choice for Olympic reporting and expanded Sohu’s overall user base. Through the successful execution of our Olympic strategy, we raised brand awareness for Sohu, and attracted new users to our Web properties at an accelerated rate.

ADVERTISING BUSINESS

Web Properties

We have one of the most comprehensive matrices of Web properties, with Sohu.com being the Website attracting the highest level of Internet traffic. On all of our Websites, we offer basic content to our users on a free of charge basis.

Mass Portal—Sohu.com

Sohu’s portal consists of sophisticated Chinese language Web navigational capabilities, 40 main content channels, Web-based communication and community services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics, including news, entertainment, sports, business and finance, information technology, automobile, real estate, and women. We also offer free Web-based e-mail services. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features of our portal include proprietary Web navigational capabilities that reflect particular cultural characteristics and viewing habits of PRC Internet users. In addition, Sohu continued to offer differentiated content throughout 2008.

We launched original in-house produced video content surrounding nationwide events on channels geared for specific types of content, including v.sohu for entertainment, s.sohu for sports and tv.sohu for TV programs, and attracted large numbers of users. These channels provide users free access to extensive high-resolution video content, such as an in-house produced online talk show, exclusive celebrity interviews, hot TV programs, live webcasts, on-demand sports games, and user generated video clips.

We continue to upgrade our communication and community services so as to increase user stickiness to our portal network. Communication and community services help users to build customized space and personalized page layouts and offer improved information sharing and real-time communication, so that users are able to expand and maintain their social network with Sohu.

Vertical Sites

17173.com

The Sohu game portal www.17173.com was launched in 2000 as the first online game portal in China. 17173.com is a leading online destination for game players seeking information on games and feedback from other players on the site’s message boards. With over 400 game zones and millions of registered users supported by alliances with many thousands of Internet cafés, 17173.com is one of the largest online game information and community Websites in China. The game portal www.17173.com is widely recognized as a market leader among the game Websites in China, with strong expertise in running the Website, building a game community and developing relationships with advertising clients in the online game industry. 17173.com is also a strong marketing platform for our own games. In addition, 17173.com’s experienced game editors review and critique our games prior to launch, thereby improving the quality of our games.

Focus.cn

Focus.cn is one of the leading real estate Websites in China. Focus.cn attracts many users who are homeowners, potential property buyers with high incomes, and real estate professionals. Launched in 1999, Focus.cn has developed into what we believe is one of the most influential Websites serving the Beijing market. The Focus.cn platform serves as a basis for regional expansion in other key urban areas where Internet penetration is highest in China. As of December 31, 2008, the Website has successfully rolled out into 30 cities. Focus has also been enriching its content and has diversified from residential properties to commercial properties, as well as other auxiliary industries, such as home decoration, furniture and fixtures.

Chinaren.com

ChinaRen is the largest online youth community in China, with over eighty million registered users as of December 31, 2008. Schools and universities in China generally do not have alumni offices to cater to the needs of former students to organize their classes into long-term communities. As in other Asian societies, Chinese people hold strong ties of friendship and loyalty with their fellow alumni, which form the basis of their personal and professional relationship networks. ChinaRen has leveraged a critical mass of loyal users to create one of the leading online alumni networks in China. During 2008, we made efforts to further expand ChinaRen as a personalized social network, in order to increase user stickiness.

Search Engine—Sogou.com

Sogou, which means “Search Dog”, is Sohu’s proprietary search engine launched in August 2004. Sogou performs interactive searches of billions of Web pages using advanced algorithms. The user is taken through a fast and convenient interactive process to reach the most relevant selection of the integrated Website and page search results. Sogou can provide our users with high updating speeds, short search times and accurate search results, based on a large database capacity of more than twenty billion retrieved pages. We will continue to update Sogou search engine with more rich and varied content, in order to enhance user experience and grow search traffic.

Products and Services

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

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Websites. During the year ended December 31, 2008, approximately 1,140 companies advertised on our Websites. Our customers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies, which are mainly large or medium size companies. We plan to continue focusing on multinational and Chinese domestic companies as our key advertisers. In 2008, our five largest advertisers accounted for approximately 15% of total brand advertising revenues. Sohu has entered into agreements with each of these advertisers. Most of these agreements have terms of less than 12 months.

As of December 31, 2008, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $0.9 million, which were required to be provided during the year ending December 31, 2009.

Aggregated Content

We are also a leading aggregator of content, and provide content on a variety of topics. We organize our content around 40 main channels on the Sohu portal. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. Our regional Websites have extensive reach across China. For example, Focus.cn, has penetrated 30 first and second tier cities in China. As of December 31, 2008, we had over 1,700 content partners, which enable us to provide a wide range of content offerings. Our content partners include leading Chinese language media and information providers in a variety of fields, such as CCTV, covering major cities in China, as well as prestigious international content providers such as the NBA and Reuters. Our arrangements with content partners are normally short-term and non-exclusive. In addition, we have established exclusive partnership/sponsorships with some of our important content partners and sponsors, including the Beijing 2008 Olympic Games, Team China and China Interactive Sports. Such exclusive content partnerships or sponsorships enable us to differentiate our brand advertising offering from other brands and to improve and strengthen our brand.

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

News	Delivers a comprehensive selection of local, national and international news from newspapers, magazines and other information providers throughout China. Full text search is also available on each page.

Entertainment	Contains extensive coverage of entertainment areas that are of interest to Chinese users, including movies, television programs, plays, operas and popular and classical music.

Sports	Provides the latest in national and international sports headlines, results, commentaries and analyses as well as exclusive contents obtained from exclusive partners, such as the NBA, and Team China.

Business and Finance	Features business and financial news provided by leading financial information services in China covering both domestic and international markets. Users can retrieve real-time stock quotes, fund price, exchange rates, annual reports, research reports and other information on selected listed companies in China.

Information Technology	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese companies in the information technology industry. Features information technology news, product reviews and software downloads.

Automobile	Includes industry forums, industry policies and trends, and online communications with the CEOs of the top Chinese automakers. Also provides automobile features, news, and product previews.

Real Estate	Together with Focus.cn, this channel offers directories of apartment, residential housing and commercial housing listings in major cities in China, and publishes advice and information on general real estate and home furnishing matters.

Women	Covers a broad range of lifestyle-related topics that are of particular interest to Chinese women, including fashion and trends, beauty, society, emotion and other areas.

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

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users that are important in promoting user affinity to our portal network:

Alumni Club	Alumni Club is a database service containing information on schools, classes and classmates that allows classmates to communicate and find each other. As of December 31, 2008, there were over eighty million registered users.

Blogs	Blogs is an interactive platform for users to build their own space by posting their articles and pictures, uploading videos, and allow sharing of information amongst users. Further, Sohu blogs provide unique facility for personalized blog’s front page layout, interactive communication facilities for blog users and services integrated with a selection of Sohu products. In January 2008, we opened the development platform on Sohu Blogs to all third-party developers through “open widget”, through which developers could rapidly develop and distribute their widgets to massive Sohu bloggers on Sohu’s platform. Sohu bloggers can choose any of such widgets and apply them to their blogs according to their own preference. Our continuous enhancements to upgrade Sohu Blogs to build up a community-based personal space have been well received by our users, especially by the young consuming generation, and we believe more and more bloggers are converting their Sohu blogs into their personalized portal or space.

E-Mail	We offer e-mail services to our users with up to two gigabytes free memory.

Message Boards	Users can post and exchange information on message boards covering 16 main topics, ranging from education and travel to fashion, sports and all news web pages.

Web Messenger	Our web-based messenger enable Sohu registers to communicate with other users freely by sending instant messages to registers throughout the Sohu matrix.

Sogou Pinyin

Sogou Pinyin is our self-developed Chinese Character Input Method software, whose vocabulary database is tied to the search queries database of Sogou search engine and thus can capture the latest trend of words used by Internet users. Since its launch in 2006, Sogou Pinyin has been well received by users. It continues to gain popularity and expand market share through superior product quality and effective marketing campaigns. As of December 31, 2008, Sogou Pinyin had been installed in over 50% of PC’s in China. We also launched the mobile version of Sogou Pinyin, which we believe is another example of how Sohu is pioneering in the large and growing mobile Internet market.

NON-ADVERTISING BUSINESS

Online Games

We engage in the development, operation and licensing of our online games. We currently operate two MMORPGs, TLBB, which we developed in house, and BO, which we licensed from a third party. TLBB, which has been one of the most popular online games in China for 2007 according to International Data Corporation, is our first in-house developed MMORPG. For the three months ended December 31, 2008, we had approximately 1.8 million active paying accounts for TLBB and approximately 159,000 active paying accounts for BO.

We operate our current games under the item-based revenue model, meaning game players can play our games for free, but may choose to pay for virtual items to enhance the game-playing experience. Game players purchase prepaid game cards or game points, which are used to purchase virtual items. We sell our prepaid game cards to approximately 100 regional distributors throughout China, who in turn sub-distribute them to numerous retail outlets, including Internet cafés and various websites, news stands, software stores, book stores and retail stores.

We continually collect feedback from our game players through multiple channels. Our product development team and our game operations team work closely together, allowing us to translate game player feedback into game updates and expansion packs in a timely manner. We typically produce expansion packs, which contain significant upgrades, every few months, and update our games on a weekly basis with interim enhancements. We believe that such expansion packs and regular updates improve the game-playing experience and help to maintain the interest level of players, thereby helping us to extend the lifespan of our games.

TLBB

TLBB is our first in-house developed MMORPG, for which we commenced development in late 2004. It is a 2.5D martial arts game, adapted from the very popular Chinese novel, “Tian Long Ba Bu”, which means “Novel of Eight Demigods”, written by the famous writer Louis Cha. TLBB provides numerous missions and in-game activities for game players to develop a personalized experience and foster virtual social relationships, which we have designed to appeal to game players with diverse interests.

TLBB features a combination of martial arts-style-fighting and community-building among its game players, which we believe holds strong appeal for game players. In TLBB, game players choose from nine categories of team-based identities with distinct skill sets and missions, and game players can engage in numerous virtual activities, such as making friends, getting married, learning skills or completing other tasks. Game players can communicate with each other in real time through an in-game instant messaging system. These community-based features foster group interaction and relationship building among game players, which we believe also helps to maintain our game players’ interest over time.

The major categories of virtual items we sell to generate revenues are gems, pets, fashion items, magic medicine, riding animals, hierograms, materials, skill books and fireworks. We currently offer over 700 different virtual items. These virtual items help game players to advance to the next level and increase the attractiveness of the games.

We improve the game by typically providing regular game updates once or twice a week and major enhancements through expansion packs every few months. Expansion packs may contain new territories, themes, tasks, characters, virtual items and other enhanced features within the game. Expansion packs effectively increase game players’ interest in the game and enhance the experience of game players by keeping the game-playing experience fresh even for long-time game players.

To leverage the success of TLBB in China, we licensed TLBB to third-party operators to operate the game in Taiwan, Hong Kong, Vietnam, Malaysia and Singapore.

BO

BO is a 2.5D MMORPG that we licensed from a third party. BO is a martial arts game set to the backdrop of a Chinese myth. Game players can use different combat postures and can set their own rules for in-game fighting. Game players take on various roles, including a human, an evil spirit or an immortal in the game. Each role has different skill sets that can be learned and improved by completing different tasks. Like TLBB, BO also provides a wide range of virtual items for game players to purchase to enhance the game-playing experience.

We began operating BO in October 2004 under the time-based revenue model. In December 2006, we launched an upgraded version of the game and changed its revenue model from time-based to item-based. With the upgraded version, the peak concurrent users of BO increased from approximately 26,000 in December 2006 prior to the launch to approximately 57,000 in January 2007. In August 2007, we purchased BO’s source codes, enabling us to have complete control over the future enhancement of BO. In June 2008, we launched a major expansion pack for BO, which we believe has resulted in increased game player interest in the game. Its peak concurrent users reached a high of over 95,000 during the fourth quarter of 2008.

Pipeline

We have three new MMORPGs in the pipeline, Duke of Mount Deer (or DMD), which is being developed in house, and Immortal Faith (or IF) and Legend of Ancient World (or LAW), both of which we licensed from third parties. Rather than developing a large number and different types of online games, we have chosen to focus our development efforts on a smaller number of quality MMORPGs.

DMD is adapted from the popular novel “Duke of Mount Deer” written by Louis Cha, the same author from whose novel we developed TLBB. DMD will be a 2.5D MMORPG targeting a broader audience than TLBB by using cartoon-style graphics and other features, including fashionable outfits and variations to game player appearances, that may appeal to more female game players. Game players can engage in adventures and form partnerships with other game players and compete based on martial arts skills. We expect to begin open beta testing of DMD in the fourth quarter of 2009.

IF is a 2D MMORPG set against a backdrop of a number of ancient Chinese myths and folklore, which are used to create various missions in the game to attract game players. Game players play characters that can travel between heaven and earth, while encountering legendary figures in mystical settings. We expect to begin open beta testing of IF in the second quarter of 2009.

LAW is a 2.5D MMORPG set in ancient China at the beginning of Chinese civilization, approximately 5,000 years ago. Game players can travel from the modern world to the ancient world in the game, and change the world with magic, martial arts, machinery, and technology. This game targets game players in their late teens to late 20s who enjoy reading fantasy literature. We expect to begin open beta testing of LAW in early 2010.

Synergy with the Sohu brand advertising business

Our online game business has benefited from our advertising business and operation of our Web properties, including Sohu’s strong brand recognition, our large user base and pre-launch game review services provided by one of our verticals, 17173.com.

Our trusted brand name in China provides our online game business with a broad marketing reach. We believe that by marketing across our Web domains (such as Sohu.com and 17173.com) and taking advantage of our single-user ID system, which provides easy access to our online games, we have driven new users to our games.

Possible Initial Public Offering of Changyou

On July 28, 2008, we announced plans to submit on a confidential basis to the SEC a draft registration statement for an initial public offering, or IPO, of American Depositary Shares, or ADSs, representing ordinary shares of Changyou, a recently-organized Cayman Islands company that is our online games business subsidiary. We announced that the number and dollar amount of ADSs proposed to be offered and sold had not yet been determined.

We announced that our and Changyou’s purposes for conducting the IPO, if commenced, include allowing Sohu to focus principally on our core online media, communications, search, and mobile value-added services businesses, and providing Changyou a sharper focus on the online games business and related strategic opportunities, while we remained Changyou’s majority shareholder.

We announced that the IPO was expected to commence as market conditions permit, and was subject to Changyou’s filing with the SEC a registration statement on Form F-1 in compliance with the U.S. Securities Act of 1933, as amended, and the SEC’s declaring such registration statement effective. As of the date of this report, Changyou has not filed such a registration statement on Form F-1 with the SEC.

We made the announcement pursuant to and in accordance with Rule 135 under the Securities Act. As required by Rule 135, the announcement was not intended to be, and did not, and the disclosure in this report of our having made the announcement is not intended to be, and does not, constitute an offer of any securities for sale.

Wireless Value-added Services

We operate as a service provider to China’s leading mobile network operators, offering a wide range of wireless products focused on entertainment, information and communications. These products are available to end users via a broad choice of technologies, such as SMS, RBT, WAP, MMS, and IVR services. We provide wireless services mainly pursuant to our cooperation arrangements with all of the three Chinese mobile network operators and their provincial subsidiaries.

Competition

The Internet and Internet-related markets in China are relatively new and rapidly evolving. There are many companies in the domestic and international markets that distribute online content, online game, and value-added telecommunications services targeting Chinese users. We now are facing more intense competition from both domestic and international competitors for providing content and services over the Internet, including brand advertising, content, community tools, search engines, web directories, online game and wireless services.

Advertising Business

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

There are a number of existing or new PRC Internet portals, including those controlled or sponsored by private and PRC government entities. As an Internet portal, we compete with these portals, including but not limited to Sina, Tencent and NetEase, and vertical sites, such as PConline and SouFun. Our search engine faces intense competition from software and other Internet products and services incorporating search and retrieval capabilities, such as Baidu, Google, Yahoo! China and SoSo.

In addition, we compete with operators of global leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and AOL, which are currently offering, and could expand their online products and services targeting China. These sites and companies compete with us for visitor traffic, advertising dollars, Internet services, wireless services and potential partners.

We also compete with traditional forms of media — such as newspapers, magazines, radio and television — for advertisers, advertising revenues and content. Some of these traditional media, such as CCTV.com and XinHuaNet, have extended their businesses into the Internet market. Accordingly, we will face more intense competition with traditional media companies in both their traditional media, and in the Internet-related markets.

We compete with other portals in China primarily on the following basis:

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of Websites and content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	pricing.

We believe the rapid increase in China’s online population will draw more attention from domestic and multinational players to the PRC Internet market. Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In addition, our competitors may leverage their existing Internet platforms to cross-sell newly launched products and services. It is also possible that, as a result of deficiencies in legal protections afforded intellectual property in the Internet industry in China, or inadequate enforcement of existing PRC laws protecting such intellectual property, we may not be able to prevent existing or new competitors from accessing and using our in-house developed Web content.

Non-advertising Business

For our online game business, we compete principally with the following three groups of competitors:

•	online game developers and operators in China, including Shanda, NetEase, Giant Interactive, Perfect World, Tencent, The9, NetDragon, Kingsoft, Nineyou;

•	other private companies in China devoted to game development or operation, many of which are backed by venture capital; and

•	international competitors.

Our MMORPGs currently compete with the following MMORPGs, among others, in China:

•	Fantasy Westward Journey, developed and operated by NetEase.com, Inc.;

•	World of Warcraft, developed by Blizzard Entertainment and operated by The9 Limited in China;

•	ZT Online, developed and operated by Giant Interactive Group Inc.;

•	QQ Fantasy, developed and operated by Tencent Holdings Limited;

•	Eudemons Online, developed and operated by NetDragon Websoft Inc.; and

•	Zhu Xian, developed and operated by Perfect World, Co., Ltd.

Our existing and potential competitors compete with us for talent, game player spending, time spent on game playing, marketing activities, quality of games, and distribution network. Some of our existing and potential competitors have significantly greater financial and marketing resources than we do.

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

Regulatory Authorities

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered extensively by a number of existing laws and regulations issued by various PRC governmental authorities, including:

•	the Ministry of Industry and Information Technology (or MIIT, formerly the Ministry of Information Industry);

•	the Ministry of Culture (or MOC);

•	the Ministry of Public Security;

•	the State Administration of Industry and Commerce (or State AIC);

•	the General Administration for Press and Publication (or GAPP formerly the State Press and Publications Administration, or SPPA);

•	the State Administration for Radio, Film and Television (or SARFT); and

•	the State Council Information Office (or SCIO).

Telecommunications Laws and Regulations

Among all of the applicable laws and regulations, the Telecommunications Regulations of the People’s Republic of China (or the Telecom Regulations), implemented on September 25, 2000, is the primary governing law, and sets out the general framework for the provision of telecommunication services by domestic PRC companies. Under the Telecom Regulations, it is a requirement that telecommunications service providers procure operating licenses prior to their commencement of operations. The Telecom Regulations draw a distinction between “basic telecommunications services” and “value-added telecommunications services”. Value-added telecommunications services are defined as telecommunications and information services provided through public networks. A “Catalogue of Telecommunications Business” was issued as an attachment to the Telecom Regulations to categorize telecommunications services as basic or value-added. In February 2003, the Catalogue was updated, categorizing online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search as value-added telecommunications services. Accordingly, there are various types of telecommunications services, in which Sohu is engaged that are regulated as value-added telecommunications services.

Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (or the FITE Regulations), which were issued by the PRC State Council on December 11, 2001, and became effective on January 1, 2002. The FITE Regulations stipulate that telecommunications enterprises in the PRC with foreign investors (or FITEs), must be established as Sino-foreign equity joint ventures. FITEs can undertake operations in basic telecommunications services and value-added telecommunications services. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to an FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

On September 10, 2008, the PRC State Council issued the Amended Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (or Amended FITE Regulations), as Decree No. 534, which came into effect on the same day. Among other things, the minimum registered capital for a FITE offering basic telecommunications services has been reduced by 50%: from RMB 2 billion to RMB 1 billion for those operating nationwide or trans-provincial services and from RMB 200 million to RMB 100 million for intra-provincial operators. There has been no change in the capitalization requirements for value-added telecoms service operators. The restriction on the equity ratio of the foreign party in a FITE remains a maximum of 50%.

In view of the restrictions on foreign direct investment in the telecommunications sector, we established several domestic Variable Interest Entities, (or VIEs), to engage in value-added telecommunications services. For a detailed discussion of our VIEs, please refer to below “Our PRC Corporate Structure”. In view of the FITE Regulations and Sino-Foreign Equity Joint Venture Law, we may consider establishing a foreign-invested telecom entity at an appropriate time.

On December 26, 2001, the MIIT promulgated the Administrative Measures for Telecommunications Business Operating Licenses (or Telecom License Measures), to supplement the Telecom Regulations. The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China (including FITEs), namely, licenses for basic telecommunications services and licenses for value-added telecommunications services. With respect to the latter, a distinction is made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities of the enterprise to which it was granted. An approved telecommunication services operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded on its Telecommunications Services Operating License.

On August 18, 2004 and May 30, 2005, the MIIT issued to Sohu Internet and GoodFeel, respectively, a Value-Added Telecommunications Services Operating License each of which authorized the provision of value-added telecommunication services nationwide. Both of these licenses have a valid term of five years and are subject to annual inspections. In addition to the Value-Added Telecommunications Services Operating License, we require various other licenses and permits so as to provide Internet-related services in China. For a detailed discussion, please refer below to “Classified Regulations”.

Our PRC Corporate Structure

We have the following subsidiaries in China:

•	Sohu Era, established in 2003 by Sohu Hong Kong;

•	Sohu Media, established in 2006 by Sohu Hong Kong;

•	Sohu Software, established in 2003 by Sohu Hong Kong;

•	Sogou Technology, established in 2006 by Sogou BVI;

•	Go2Map Software, acquired in 2005 as a result of the acquisition of Go2Map Inc;

•	AmazGame, established in 2007 by Changyou.com (Hong Kong) Limited; and.

•	New Software, established in 2008 by Sohu Era

Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, AmazGame and New Software are structured to engage in the development of Internet technologies, online game and related software. Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, and AmazGame are wholly foreign-owned companies, while New Software is a company invested by a wholly foreign-owned company. Under current PRC laws, the establishment of wholly foreign-owned companies must be approved by the relevant local branch of the Ministry of Commerce, and such companies may commence operations only upon the issuance of a business license by the relevant local branch of the State AIC, such as the Beijing AIC. Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, AmazGame and New Software have been issued business licenses by Beijing AIC, and Sohu Era, Sohu Media, Sogou Technology, have obtained a New Technology Enterprise Qualification Certificate issued by Beijing Science and Technology Commission.

In the opinion of TransAsia Lawyers, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, AmazGame and New Software have presently satisfied both of the aforementioned requirements.

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

•

Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), a PRC company established in 2002, which is owned by two of our employees. Hengda is structured to provide Internet-related services in China. The company’s name of Hengda was changed to Sohu Entertainment as of June 9, 2006;

•	Sohu Internet, a PRC company established in 2003, that is 75% owned by High Century and 25% owned by Sohu Entertainment. Sohu Internet is structured to provide Internet-related services in China;

•	GoodFeel, a PRC company we acquired in 2004. GoodFeel is owned by two of our employees and has entered into a series of agreements to provide wireless services in China;

•

Beijing Fire Fox, also known as Beijing Huohu Digital Technology Co., Ltd. (or Huohu), a PRC company established in 2005. Beijing Fire Fox is owned by Sohu Era, which was originally structured to carry out game development. On December 1, 2007, Beijing Fire Fox transferred all of assets and business operations to AmazGame;

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

•	Gamease, a PRC company that we established in September 2007. Gamease is owned by two of our employees and is structured to provide online game services in China; and

•	New 21 East, a PRC company that we established in December 2007 and engaging in entertainment business in China. New 21 East is 70% owned by High Century and 30% owned by one of our employees.

Sohu has extended interest-free loans to the individual shareholders of the VIEs to fund their capital investment in the VIEs. We have also entered into a series of agreements with the individual shareholders to transfer their shares in the VIEs to us when required to do so. All of our VIEs presently have valid business licenses issued by the relevant local branch of the State AIC.

In January 2008, we completed the liquidation of one of our former VIEs, Guangzhou Sohu Interactive Network Technology Co., Ltd. (or Guangzhou Interactive), a PRC company that was 50% owned by Sohu Internet and 50% owned by High Century.

The MIIT promulgated on July 13, 2006 a Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services. The notice is designed to strengthen the administration of foreign investment in PRC telecommunication businesses, particularly those involving value-added telecommunications services, which encompass a wide variety of activities related to the provision of service/content via telecommunications networks. As such, the notice requires the following: Telecom companies (or their shareholders) must hold the domain names and trademarks that they use in their provision of value-added telecommunication services, and must hold necessary business premises and facilities (including servers) within the region covered by their ICP licenses and correspond to the ICP services.

In compliance with the Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services, an enterprise holding an ICP license must be the entity that possesses the key intellectual property rights, e.g., domain names and trademarks. In this connection, Sohu Era has transferred some of its domain names and trademarks to Sohu Internet, which will license the same to Sohu Era and Sohu Media.

In the opinion of TransAsia Lawyers, the ownership structures of each of Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, AmazGame, New Software, High Century, Sohu Entertainment, Sohu Internet, GoodFeel, Beijing Fire Fox, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, 21 East Beijing, Gamease and New 21 East comply with all existing laws, rules and regulations of the PRC and each of the eighteen companies as described herein has the full legal right, power and authority, and has been duly approved to carry on and engage in the business as described in its business license.

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

Internet Information Services

On September 25, 2000, the State Council approved the Measures for the Administration of Internet Information Services (or the ICP Measures). Under the ICP Measures, any entity that provides information to online users of the Internet is obliged to obtain an operating license from the MIIT or its local branch at the provincial or municipal level in accordance with the Telecom Regulations described above.

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in conspicuous locations on their home pages. ICPs are required to police their Websites and remove certain prohibited content. This obligation reiterates Internet content restrictions that have been promulgated by other PRC ministries.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MIIT prior to establishing an equity or cooperative joint venture with a foreign partner.

On July 28, 2003, the Beijing Telecom Administration (or BTA) issued to Sohu Internet a Telecommunications and Information Services Operating License (or ICP license). On June 10, 2004, GoodFeel obtained an ICP license issued by BTA. On April 21, 2005, Tu Xing Tian Xia was issued an ICP license by BTA. On December 3, 2005, the BTA issued to Sogou Information an ICP license. On September 14, 2007, the BTA issued to Gamease an ICP license. All of these ICP licenses have a term of five years and are subject to annual inspections.

Online News Dissemination

On September 25, 2005, the Administrative Regulations for Internet News Information Services (or News Regulations) were jointly promulgated by the State Council Information Office and MIIT to replace the previous Provisional Rules for the Administration of the Operation of News Publication Services by Web Sites (or Old News Rules) issued on November 7, 2000. The News Regulations stipulate that general Websites established by non-news organizations, such as Sohu, may publish news released by certain official news agencies if such Websites satisfy the requirements set forth in Article 8 of the regulations but may not publish news items produced by themselves or other news sources. The aforementioned requirements include the following:

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

Internet Medical, Health and Pharmaceuticals Information Services

The Measures for the Administration of Internet Medical and Health Information Services were issued by the Ministry of Health (or MOH), on January 8, 2001. Under these measures, the MOH is responsible for reviewing the qualifications of Websites and approving their publication of health-related information. Additionally, in accordance with the Provisional Rules for the Administration of Internet Pharmaceuticals Information Services, issued by the State Food and Drug Administration (or SFDA), on July 8, 2004, the formal approval of the SFDA or one of its local branches is required before a Website may disseminate information concerning pharmaceuticals.

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

On December 20, 2007, the SARFT and the MIIT jointly issued the Rules for the Administration of Internet Audiovisual Program Services (or Document 56), which came into effect as of January 31, 2008. The rules require all online audio and video service providers to be either state-owned or state-controlled. They also encourage state-owned entities to actively invest in online audiovisual services. However, further to this, a press conference on February 3, 2008, the SARFT and the MIIT clarified that online audio-visual service providers that were already lawfully operating prior to the issuance of Document 56 may re-register and continue to operate without becoming state-owned or controlled, provided that such providers do not engage in any unlawful activities. This exemption will not be granted to service providers set up after Document 56 was issued. As we were already engaged in online audiovisual transmission prior to the issuance of Document 56, we are presumably exempted from the requirement of being state-owned or state-controlled. Sohu Internet obtained an online audiovisual transmission license from SARFT on May 31, 2008.

Internet Publishing

The Rules for the Administration of the Publications Market, issued by the GAPP on July 16, 2003, define the online distribution of publications as the offering of online subscriptions for, and the purchase, storage, shipment, and sale of, publications over the Internet. On June 27, 2002, the GAPP and MIIT jointly issued the Provisional Rules for the Administration of Internet Publishing (or Internet Publishing Rules), which define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works primarily include content or articles formally published publicly in other press such as: (a) books, newspapers, periodicals, audio-visual products and electronic publications and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited. Under the Internet Publishing Rules, Web portals such as ours are required to apply to and register with the GAPP before distributing Internet publications.

In this regard, Sohu Internet obtained approval from the Beijing News and Publications Bureau (the local arm of the GAPP) on January 26, 2004, to distribute Internet publications.

Online Games and Cultural Products

On December 30, 1997, the SPPA (renamed as the GAPP) issued the Rules for the Administration of Electronic Publications (or Electronic Publication Rules), which took effect as of January 1, 1998. The Electronic Publication Rules outline a licensing system for business operations involving electronic publications, which are currently interpreted by the GAPP to include online games. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of, and register the copyright license contract with GAPP. Further, pursuant to the Internet Publishing Rules, the GAPP requires every entity wishing to operate online games to hold an Online Publishing Permit, which specifically authorizes the publishing of games on the Internet. In practice, operators that do not hold a game-specific Online Publishing Permit are allowed to apply for GAPP approval of their online games indirectly, through a local publishing house that either holds such a permit or is qualified to undertake general electronic publishing.

On May 10, 2003, the MOC issued the Provisional Regulations for the Administration of Online Culture (or the Online Culture Regulations), which took effect on July 1, 2003. This regulation applies to entities engaging in activities related to “online cultural products”, including music and video files, network games, animation features and audiovisual products, performed plays and artwork converted for dissemination via the Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

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

In September 2003 and December 2007, the MOC issued an Online Culture Operating Permit to Sohu Internet and Gamease, respectively, authorizing us to provide online game services. This permit is subject to annual inspection.

Import and Filing of Online Games

Pursuant to the Online Culture Regulations, an Online Game Import Approval must be obtained from the GAPP before a game is launched in China. The GAPP handles applications for such approval through its provincial branches. The local provincial bureau of the GAPP will review an application and forward it to the GAPP for approval within 20 days of its own decision, together with a preliminary approval document. On July 27, 2004, the GAPP issued a Notice for the Implementation of the State Council Decision for Centralization of the Approval Power of the Electronic, which required that foreign games be imported through the holder of an Online Publishing Permit. At the end of 2006, the GAPP further required the holder of an Online Publishing Permit to submit a monthly report stating that any foreign online game which it publishes has not had significant changes in content since the approval.

The Online Culture Regulations also require that imported online games be subject to a content review and approval by the MOC. On May 14, 2004, the MOC issued the Notice Regarding the Strengthening of Online Game Censorship. This notice mandates the establishment of a new committee named “Committee for the Censorship of the Content of Imported Game Products” under the MOC, which will be responsible for the censorship of politically sensitive content in imported online games. The committee will also be responsible for censorship of games that “threaten national security”, “disturb social order”, “distort historical facts” or “infringe on third party intellectual property rights”.

Pursuant to the Online Culture Regulations, domestically developed online games are required to be filed with the MOC within sixty (60) days after release in the PRC. Our in-house developed online game, TLBB and our game licensed from domestic development studio, BO, have been filed with the MOC.

Anti-Fatigue System

On April 15, 2007, the MIIT, the GAPP, the Ministry of Education and five other government authorities, jointly issued the Notice on the Implementation of Online Game Anti-Fatigue System to Protect the Physical and Psychological Health of Minors (or the Anti-Fatigue Notice). Pursuant to the Anti-Fatigue Notice, online game operators are required to install an “anti-fatigue system” that discourages game players from playing games for more than five hours per day.

In addition, the PRC government has implemented a compulsory requirement that online game players register their real names and provide ID numbers when playing games, with a rating system for online games. For online games rated as not suitable for children under the age of 18, children under the age limit will not be able to access such online games if a real name registration is in place.

Virtual Currency

On February 15, 2007, the MOC, the People’s Bank of China and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (or the Internet Cafés Notice). Under the Internet Cafés Notice, the People’s Bank of China is directed to strengthen the administration of the virtual currency in online games to avoid any adverse impact on the real economic and financial order. This notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase virtual items.

Internet Café

Pursuant to the Internet Cafés Notice, Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and register the same with the State AIC. The Internet Cafés Notice also provides restrictions with respect to Internet cafés’ location, size, number of computers, business hours and the ages of their customers. For instance, Internet cafés are prohibited from operating during the hours between 12 a.m. and 8 a.m. Although we do not operate any Internet cafés, the restrictive regulations on the operation of Internet cafés may negatively affect our business operations, because many of our MMORPG users access the games through computers at Internet cafés.

International Connections for Computer Information Networks

The State Council and the MIIT have promulgated regulations governing international connections for PRC computer networks, including:

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

Under the above regulations, any entity wishing to access international connections for their computer information networks in the PRC must comply with the following requirements:

•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections through an international communications gateway established with the approval of the MIIT.

We adopted the relevant measures to ensure that we are in proper compliance with all of these requirements.

Information Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

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

According to the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them to update regularly with the local public security bureau regarding information security and censorship systems for their Websites. In this regard, on October 1, 2004, the Administrative Rules on the Filing of Commercial Websites were promulgated by the Beijing AIC to replace the previous Detailed Implementing Rules for the Measures for the Administration of Commercial Website Filings for the Record, promulgated in September 1, 2000 by the Beijing AIC. The Administrative Rules on the Filing of Commercial Websites state that Websites must comply with the following requirements:

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

On April 25, 2004, the MIIT issued a notice stating that mobile network operators can only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MIIT before conducting operations, and that such carriers must terminate mobile network access for those providers who have not secured the required licenses within a thirty-day grace period. On the basis of the notice, China Mobile Communication Corporation (or CMCC), has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of CMCC on April 12, 2004.

Sohu Internet and GoodFeel were granted the license to provide trans-regional value-added telecommunication services on August 18, 2004 and March 30, 2005, respectively.

Consumer Protection and E-mail Services

The MIIT has set forth various requirements for consumer protection in a notice issued on April 15, 2004, which addresses certain problems in the telecommunications sector, including ambiguity in billing practices for premium services, poor quality of connections and unsolicited SMS messages, all of which infringe upon the rights of consumers.

This trend was continued with the issuance of the Notice Regarding the Ratification and Administration of Mobile Information Services Fees and Charges Method by MIIT on September 8, 2006.

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

On February 20, 2006, the MIIT promulgated the Measures for the Administration of Internet E-mails Services, effective as of March 30, 2006. Under these new regulations, the “Opt-in” System is expected to be introduced into the area of e-mail services, whereby e-mails containing commercial advertisements are not delivered unless specifically requested by users. Furthermore, the subject line of all e-mails containing commercial advertisements will be required to have the label of “advertisement” or “AD”. In addition, the IP address of each server that supports e-mail will be registered in order to facilitate the tracing and identification of spam sources. We have adjusted our e-mail systems and forms to fulfill the relevant requirements.

We are aware of the increasingly strict legal environment covering consumer protection in China, and we attempt to adopt all necessary measures to ensure that our business complies with these evolving standards.

Employment Contract

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (or Employment Contract Law), which became effective as of January 1, 2008. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

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

On September 18, 2008, the State Council promulgated the Implementing Regulations for the PRC Employment Contract Law which came into effect immediately. These regulations interpret and supplement the provisions of the Employment Contract Law.

We have modified our standard employment contract to comply with the requirements of the Employment Contract Law and its implementing regulations. We have entered into written employment contracts with all of our employees.

Conclusion

In the opinion of TransAsia Lawyers, our companies are approved to engage in the specific online services (categorized and addressed in the above sections) as described in the respective scopes indicated in the corresponding licenses and/or permits issued to the respective companies.

Intellectual Property and Proprietary Rights

We regard our patents, copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on patent, trademark and copyright law, trade secret protection, non-competition and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving. The laws of the PRC and certain other countries do not protect intellectual property to the same extent as do the laws of the United States.

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (ii) Sohu.com (stylized), registered on August 1, 2000; and (iii) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “Sohu.com” issued by the China Trademark Office in October 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including the Sohu Fox logo, 17173.com, Focus.cn, GoodFeel, Sogou, Go2Map, Tian Long Ba Bu, Blade Online, Changyou, DMD and their corresponding Chinese version marks. We succeeded in registering certain marks such as 17173, Focus.cn, GoodFeel, and Go2Map in the PRC under certain classes, while the others are still under examination by the China Trademark Office. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

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

Technology Infrastructure

We have built what we believe is a reliable and secure network infrastructure, that will fully support our operations, which include one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China.

To fully support our operation of the Web properties, we have established three main service provision centers in Beijing through China United Network Communication Group Company Limited (or China Unicom), China Telecom Corporation (or China Telecom), and China Education and Research Network (or CERNET), to maintain most of our servers. China Unicom, China Telecom, and CERNET are the three largest Internet connection service providers in China and their nodes in Beijing are one of their core nodes across China. In addition, we have established many branch nodes in different provinces throughout China through different internet connection operators, such as China Unicom, China Telecom, CERNET, and China Mobile in order to establish national coverage and provide fast and stable access to our Website properties to users across China.

We have developed a close working relationship with China Unicom and its Beijing Subsidiary, China Telecom and CERNET. Our operations depend on the ability of China Unicom and its Beijing Subsidiary, China Telecom and CERNET to protect their systems against damage from fire, power loss, telecommunications failure, break-ins and other events. China Unicom and its Beijing Subsidiary, China Telecom and CERNET provide us with support services twenty-four hours per day, seven days per week. China Unicom and its Beijing Subsidiary, China Telecom and CERNET also provide connectivity for our servers through multiple high-speed connections. All facilities are protected by multiple power supplies.

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

Our operations must accommodate a high volume of traffic and deliver frequently updated information. Components or features of our products and services have in the past suffered outages or experienced slower response times because of equipment or software down time. These events have not had a material adverse effect on our business to date, but such events could have a material adverse effect in the future.

We have also built what we believe is a reliable and secure network infrastructure that will fully support our online game operations. In order to maintain stable operations of our MMORPGs, we maintain servers located in Internet data centers in eight major cities in China, with the capacity to accommodate up to 1.3 million concurrent game players, and a sufficient amount of connectivity bandwidth to maintain such service. In order to enhance our game players’ experience and minimize the impact of the cross-region connection, we have located our game servers in a number of regions throughout China, enabling our game players to play our games by connecting to the nearest servers located in their region without needing to exchange data across the national backbone network. We monitor the operation of our server network through our remote control system, which allows us to track our concurrent online users in real time, and discover and fix problems in the operation of hardware and software in our server network in a timely fashion. In addition, we frequently update our game servers to ensure the stability of our operation and reduce risks.

Employees

As of December 31, 2008, we had 3,197 full-time and part-time employees, including 1,783 employees for our brand advertising business and 628 employees for our online game business. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

We have entered into standard employment agreements with our employees through our subsidiaries and variable interests entities. In addition, all of our full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A number of our employees hold share-based awards in Sohu, which provide additional financial incentives to them. These awards generally vest over a period of four years.

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

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on advertisers in certain industries for brand advertising revenues, our reliance on certain key third party distributors for sponsored search revenues, our reliance on operation of TLBB for online game revenues and our reliance on mobile network operators for our wireless revenues. The Chinese Internet industry is at an early stage of development. We are unsure if it will continue to grow, and if it does, the rate at which it will grow. In addition, we are subject to government regulations that may change at any time with or without notice. Fluctuations in the industries of our key advertisers may affect our brand advertising revenues materially, because they may cut their spending on online marketing if there is any downturn in their industries. We rely on certain third party distributors to sell our sponsored search products. If we lose any of our key distributors, our business may be materially affected. We rely on our operation of TLBB to derive most of our online game revenue. If there were any interruptions of TLBB’s operation, our online game revenue could be adversely affected. We rely on mobile network operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our wireless revenues could be reduced significantly.

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

We rely on a single MMORPG, TLBB, for a significant portion of our revenues and gross profit and a decrease in its popularity could have a material adverse result on our operating results.

Our in-house developed MMORPG, TLBB, contributes a significant percentage of our total revenues and of our total gross profit. Accordingly, any decrease in TLBB’s popularity could materially and adversely affect our business. For the year ended December 31, 2008, revenues generated from TLBB accounted for approximately 94% of our online game revenue, 75% of our total non-advertising revenues and 44% of our total revenues. Our gross profit from online game constituted approximately 58% of our total gross profit. We launched TLBB in May 2007, and we cannot guarantee how long TLBB will continue to sustain its current level of popularity. To prolong TLBB’s lifespan, we need to continually improve and update it on a timely basis with new features that appeal to existing game players and attract new game players, and to market these new features. Despite our efforts to improve TLBB, our game players may nevertheless lose interest in the game over time. In view of our reliance on TLBB, our limited history developing and operating MMORPGs and the uncertainty of our ability to launch and commercialize new games in our pipeline, if we fail to improve and update TLBB on a timely basis, or if our competitors introduce more popular games catering to our game player base, our revenues and profitability could be materially and adversely affected.

Furthermore, if there were any interruptions in TLBB’s operation due to unexpected server interruptions, network failures or other factors, game players could be prevented or deterred from making purchases of virtual items, which could result in significant decreases in our revenues.

We face intense competition which could reduce our market share and adversely affect our financial performance.

There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, online games, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, online game players, potential partners and wireless services. The Internet market in China is relatively new and rapidly evolving. Competition is intense and expected to increase significantly in the future, because there are no substantial barriers to entry in our market.

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

We may be adversely affected by the slowdown of Chinese economy caused in part by the current global crisis in the financial services and credit markets, and our brand advertising business in particular could be severely affected by such slowdown.

The Chinese economy recently has experienced a slowing growth rate. A number of factors have contributed to this slowdown, including appreciation of the RMB, which adversely affected China’s exports, and tightened macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and controlling China’s high level of inflation. The slowdown has been exacerbated by the current global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation of the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much of an impact it will have on the global economy in general or the Chinese economy in particular, and whether slowing economic growth in China could result in our customers’ reducing their spending on Website services, advertising, and online game. Slower growth in the Chinese economy could affect our businesses generally, and could have a significant impact on our brand advertising business in particular, as our brand advertising revenues could decrease as a result of our brand advertising customers’ reducing their advertising budgets.

Our business depends on a strong brand, thus we will not be able to attract users, customers and clients of our products and offerings if we do not maintain and develop our brands.

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, online game and wireless customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. Accordingly, our revenues will need to increase at least proportionately in order for us to maintain our current levels of profitability.

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

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the evolution of Web 2.0, Internet users may shift to new modes of information sharing, such as blogs. Moreover, we have used peer-to-peer streaming technology on video content to promote our online video. Our competitors may develop their own peer-to-peer streaming technology or update their existing technology to surpass us. With the development of search engine technologies, Internet users may choose to access information, news and content through search engines rather than portals. In addition, the online game industry is evolving rapidly, so we need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs if our new online games are less attractive to users. In addition, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media message services, wireless games, wireless downloads and other applications. Accordingly, we will need to adapt our business to cope with the changes and support these new services to be successful. In addition, the MIIT is cooperating with other administrations, including the Ministry of Public Security, the Ministry of Culture and the Ministry of Justice, to draft industry standards or regulations regarding Spyware software. If we cannot adapt to new industry standards, more technical expenses could be required in the future.

We depend on online advertising for a significant portion of our revenues, but the online advertisement market includes many uncertainties, which could cause our advertising revenues to decline.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Advertising revenues represented approximately 41% and 63% of our total revenues for the years ended December 31, 2008 and 2007 respectively. For the years ended December 31, 2008 and 2007, our five largest advertisers accounted for approximately 15% and 14% of our total brand advertising revenues, respectively. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

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

Most of our brand advertising services are distributed by advertising agencies. In 2008, for example, approximately 93% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. During 2008, the biggest 10 advertising agencies in China contributed more than 50% of our brand advertising revenue. These advertising agencies currently are seeking consolidation in the market. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth as we book our brand advertising revenue netted off our sales rebates to advertising agencies.

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

By posting bid listing links on their Websites, we share the revenues generated from clicks by users with our Website Alliance members. For the year ended December 31, 2008, the total revenues generated from Website Alliance accounted for approximately 70% of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our sponsored search revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenues may decline.

Our online game business may not succeed in a highly competitive market

Competition in the online game market in China is becoming increasingly intense. For example, according to the IDC, there were 140 game developers and 281 game titles in 2007. There were four online game companies, Perfect World, Giant Interactive, Netdragon and Kingsoft, that successfully listed their shares on Nasdaq, the New York Stock Exchange or the Hong Kong Stock Exchange in the second half of 2007 alone, adding to the previously listed public companies focusing on the online game market in China, such as Shanda Interactive Entertainment Limited, The9 Limited, NetEase.com Inc. and Tencent Holdings Limited. Moreover, there are many venture-backed private companies focusing on online game development, further intensifying the competition. Recently, many of our competitors have become more aggressive in the hiring of talent for game development, increasing spending on games marketing and bidding for licensing of games. Increased competition in the online game industry may make it difficult for us to retain our existing employees and attract new employees, and to sustain our growth rate. Furthermore, we also face intense competition for cost-effective marketing resources for online games, such as online game-related websites, which could drive up our marketing costs and decrease the effectiveness of our marketing campaigns.

There are uncertainties regarding the future growth of the online game industry in China.

The online game industry, from which we derive all of our revenues, is a relatively new and evolving industry. The growth of the online game industry and the level of demand and market acceptance of our online games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the online game industry, many of which are beyond our control, including:

•	the growth of personal computer, Internet and broadband users and penetration in China and other markets in which we offer our games, and the rate of any such growth;

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•

general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in Chinese economy growth partly caused by the current global crisis in the financial services and credit markets;

•	the availability and popularity of other forms of entertainment, particularly games of console systems, which are already popular in developed countries and may gain popularity in China; and

•	changes in consumer demographics and public tastes and preferences.

There is no assurance that online games in general, and MMORPGs in particular, will continue to be popular in China or elsewhere. A decline in the popularity of online games in general, or the MMORPGs that we operate, will likely adversely affect our business and prospects.

If we fail to satisfy the changing demands of game players, our revenues may be adversely affected.

Our online game revenue depends on continuous consumption of our game services by game users. As of December 31, 2008, we had more than 57.3 million registered accounts for our games. We may lose our online game users if we cannot provide continuously satisfactory service. For example,

•	we may fail to provide game updates or enhancements in a timely manner due to technologies, resources or other factors;

•	our game updates and expansion packs may contain programs errors, and their installation may create other unforeseen issues that adversely affect the game-playing experience;

•	we may fail to timely respond and/or resolve complaints from our game players.

•

our game updates and expansion packs may change rules or other aspects of our games that our game players do not welcome, resulting in reduction of peak concurrent users and/or average concurrent users of our games.

Our failure to address the above-mentioned issues could adversely affect the in-game experiences of game players, damage the reputation of our games, shorten the lifespan of our games, and eventually result in the loss of our game players and a decrease in our revenues.

Furthermore, for the games that we license from third parties, there is usually an initial period during which we do not have access to the source code. As a result, we have to rely on the licensors to provide the updates, enhancements and many supporting services during such period, giving us less control over the quality and timeliness of such updates, enhancements and supporting services. If our game players are not satisfied with the level of services they receive, they may choose to not play the games, leading to a decrease in our revenues.

We may fail to launch new games according to our timetable, and our new games may not be commercially successful, or may attract game players away from our existing games.

We must introduce new online games that can generate additional online game revenues and diversify our online game revenue sources in order to remain competitive. We have three games in the pipeline, DMD, IF and LAW. We expect to begin open beta testing of IF and DMD in the second and fourth quarter of 2009, respectively, and of LAW in early 2010. We are developing DMD in-house and we have licensed IF and LAW from local third party developers. We will not generate any revenue from a game until it enters open beta testing. However, we cannot assure you that we will be able to meet our timetable for new game launches. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources, and adverse developments in our relationship with licensors of our new licensed games could result in delayed launching of or new games. In addition, we cannot assure you that our new games will be as well received in the market as TLBB, and you should not use TLBB as an indication of the commercial success of our future games. There are many factors that may adversely affect the popularity of a new game. For example, we may fail to anticipate and adapt to future technical trends, new business models and changed game players’ preferences and requirements, fail to effectively plan and organize marketing and promotion activities, or fail to differentiate our new games from our existing games. If the new online games we introduce are not commercially successful, we may not be able to recover our development costs, which can be significant.

In addition, our new online games may attract game players away from our existing games. In particular, DMD is also an MMORPG based on a novel written by Louis Cha, the same author of Tian Long Ba Bu, based on which we developed TLBB. We cannot assure you that our TLBB game players will not be attracted to play DMD instead of TLBB after DMD’s launch. If this occurred, it would decrease our existing games’ player bases, which could in turn make these games less attractive to other game players, resulting in decreased revenues from our existing games. Game players of our existing games may also spend less money to purchase virtual items in our new online games than they would have spent if they had continued playing our existing games, which would have a significant adverse effect on our online game revenues.

All of our online game revenues are generated under the item-based model, which has a short history of commercial application and presents risks related to consumer preferences and regulatory restrictions.

When we first launched BO in October 2004, it generated revenue under the time-based revenue model. Currently, we operate both of our games, TLBB and BO, under the item-based revenue model. We expect that a substantial of our online game revenue, including revenues from all of our current pipeline games, will continue to be generated under the item-based revenue model.

Under the item-based revenue model, our game players are free to play the games for an unlimited amount of time, but are charged for the purchases of certain virtual items. The item-based revenue model requires us to design games that not only attract game players to spend more time playing, but also encourage them to purchase virtual items. The sale of virtual items requires us to track closely consumer tastes and preferences, especially as to in-game spending trends. If we fail to design virtual items so as to incentivize game players to purchase our virtual items, we may not be able to effectively translate player base and player time into revenues. Although the item-based revenue model is currently a prevalent revenue model for MMORPGs in China, it does not have a long history of proven commercial application. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount of purchase by individual game players. A revenue model that does not charge for time may be viewed by the PRC regulators as inconsistent with these goals. We cannot assure you that the item-based revenue model will continue to be commercially successful, or that we will not in the future need to change our revenue model back to the time-based revenue model or to a new revenue model. Any change in revenue model could result in disruption of our online game operations and a decrease in the number of our game players.

Our online game business may be materially harmed if we do not feature our games in a sufficient number of Internet cafés in China.

A substantial number of players access our games through Internet cafés. Due to limited hardware capacity, Internet cafés generally feature a limited number of games on their computers. We thus compete with a growing number of other online game operators to ensure that our games are featured on these computers. This competition may intensify in China due to a nationwide suspension of approval for the establishment of new Internet cafés in 2007. The PRC government has announced its intention, and has begun, to intensify its regulation of Internet cafés, which are currently the primary venue for our game players to play online games. Intensified government regulation of Internet cafés could restrict our ability to maintain or increase our revenues and expand our player base.” We take steps to ensure that our games are featured in a sufficient number of Internet cafés, including maintaining good relationships with Internet café administrators, requiring our distributors to maintain a sales presence in a wide range of Internet cafés and general sales and marketing efforts. If we fail to maintain good relationships with Internet café administrators, or if we and/or our distributors fail to successfully persuade Internet cafés to feature our online games on their computers, our business, financial condition and operating results may be materially and adversely affected.

Further, pursuant to the Internet Cafés Notice, Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and register the same with the State AIC. The Internet Cafés Notice also provides restrictions with respect to Internet cafés’ location, size, number of computers, business hours and the ages of customers. For instance, Internet cafés are prohibited from operating between the hours of 12 a.m. and 8 a.m. These regulatory restrictions on the operation of Internet cafés may negatively affect our business operations.

Restriction on Virtual Currency may adversely affect our online game revenue.

Our online game revenues are collected through the sale of our prepaid cards or online sale of game points. Pursuant to the Internet Cafés Notice, the People’s Bank of China has been directed to strengthen the administration of virtual currency in online games to avoid any adverse impact on the economic and financial order. This notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase virtual items. These restrictions may result in lower sales of our prepaid cards or game points, which may have an adverse effect on our games revenue.

We rely on data recorded in our billing systems for revenue recognition as well as identification of game player consumption patterns of virtual items. If such billing systems fail to operate effectively, it will not only affect the completeness and accuracy of the recognition of our revenues, but also our ability to design and improve virtual items that appeal to game players.

Our online game revenues are collected through the sale of our prepaid cards or online sale of game points. However, we do not recognize revenue when our prepaid card or game points are sold. Rather, our online game revenues are recognized when the virtual items purchased by our game players are consumed. For consumable virtual items, including those with a pre-determined expiration time, revenues are recognized as they are consumed, and for perpetual virtual items, revenues are recognized over their estimated lives. We rely on our billing systems to capture the purchase and consumption of virtual items by our game players. If our billing systems fail to accurately record the purchase and consumption information of the virtual items, we may not be able to accurately recognize our revenues. In addition, various factors affect the estimated lives of perpetual virtual items, such as the average period that game players typically play our games and other game players behavior patterns, the acceptance and popularity of expansion packs, promotional events launched and market conditions, and we rely on our billing systems to capture such historical game players’ behavior patterns and other information. If such information is not accurately recorded, or if we do not have sufficient information due to the short operating history of TLBB, we will not be able to accurately estimate the lives of the perpetual virtual items, which will also affect our ability to accurately recognize our online game revenues from such perpetual virtual items. Therefore, if our billing systems were damaged by system failure, network interruption, or virus infection, or attacked by a hacker, the integrity of data would be compromised, which could have a significant affect on our online game revenue recognition and the accuracy of our recorded online game revenues, resulting in possible restatement of our financial statements and loss of investor confidence in us.

In addition, we rely on our billing systems to record game player consumption patterns, based on which we improve our existing virtual items and design new virtual items. For example, we intend to increase development efforts on the number and variety of virtual items that our game players like to purchase, and may also adjust prices accordingly. If our billing systems fail to record such data accurately, our ability to improve existing virtual items or design new virtual items that are appealing to our game players may be adversely affected, which would have a significant adverse effect on our online game business.

We rely on wireless services for a significant portion of our revenues. Wireless revenues have decreased in prior periods and may decrease further in the future.

We derive a significant portion of our revenues from wireless services. We have derived our wireless revenues in prior periods from providing SMS, RBT, WAP, MMS and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other mobile related products to mobile phone users and Personal Handy-phone System (or PHS) users. For the years ended December 31, 2008 and 2007, wireless revenues represented approximately 11% and 14%, respectively, of our total revenues.

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

•

Changes in the billing practices or operational rules and procedures of any of the three mobile network operators on whom we rely for service delivery and fee collection — namely, CMCC, China Unicom and China Telecom — could have a material impact on our wireless revenues. For instance, in July 2006, two major mobile network operators, CMCC and Unicom, introduced new policies on wireless value-added service, including extension of the trial period, double reminders for new monthly subscriptions, billing reminders to existing monthly subscribers and conversion of per message-based SMS subscriptions. In October 2006, the MIIT issued a guideline to regulate wireless value-added services, which reiterated policies carried on by major mobile network operators, including double confirmation, billing reminders, etc. On January 1, 2007, a notice of the MIIT, which focuses on the protection of mobile phone users’ right to select services and the strengthening of regulation on billing procedure, came into effect. On May 17, 2007, CMCC initiated a new policy under which all WAP users are reminded of charges they may incur for WAP services. The policy has resulted in a decrease in traffic for the WAP portals, and in turn a decrease in subscriptions for our WAP services. Our wireless revenues have been negatively affected by the implementation of such regulations and policies, and there could be new regulations or policies that could further adversely affect our wireless revenues;

•

Changes in government policy could restrict or curtail the services which we provide. The MIIT has proposed requiring all handset users (including pre-paid mobile phone users) to register using their real names. If this requirement is implemented, it may cause the decrease of new customers, and in turn, reducing our wireless revenues;

•

Mobile network operators may impose penalties on wireless service providers (or SPs), for violating certain operating policies relating to the provision of wireless services. We have received several penalty notices from mobile network operators, claiming a breach of cooperation contracts and imposing both service suspension sanctions for a period of not more than a year and/or monetary penalties. There is no guarantee that we will not be subject to similar, or more severe, penalties from mobile network operators in the future, which could significantly impair our wireless business;

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

Our wireless services depend mainly on the cooperation of mobile network operators such as CMCC, China Unicom, China Telecom and their respective subsidiaries. We rely on mobile network operators in the following ways:

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

•

We provide wireless services through our Website and record the delivery of the service in our internal systems. However, in order to recognize revenues and receive payment for services provided, we rely on billing confirmations from mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate”, which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 94% and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur;

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

•

An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. For example, in July 2006, CMCC introduced M. Music, an integrated music service platform which CMCC works directly with music record companies to provide downloads of various songs and music. In December 2006, CMCC introduced its own WAP channel, “WAP Premier Select”, which is placed in prominent positions on Monternet and directly competes with SPs. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners; and

•

CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our existing ranking because of lower visit rates.

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

We may be required to record a significant charge to earnings if we are required to reassess our goodwill or other amortizable intangible assets arising from acquisitions.

We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually, or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

We recorded goodwill of $7.5 million related to our sponsored search business for our acquisition of Go2map in 2005. During fiscal 2008, we assessed the goodwill related to our sponsored search for impairment as a result of continuously declining revenues and gross margins over the past three years. We used both the income approach and market approach for the assessment of goodwill related to the sponsored search business and the assumptions used were based on the information available to us at the time. Further decline in the performance of our sponsored search business and other factors may require us to record a significant impairment charge to earnings.

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

Our business also depends significantly on relationships with leading technology and infrastructure providers and the licenses that the technology providers have granted to us. Our competitors may establish the same relationships as we have, which may adversely affect us. We may not be able to maintain these relationships or replace them on commercially attractive terms. For example, there are uncertainties in the wireless industry, such as the delayed issuance of 3G licenses and rumors concerning the possible restructuring of state-owned telecommunication companies that increase the risk that we will not be able to maintain co-operative relationships with mobile network operators.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on his expertise in our business operations, and on his personal relationships with the relevant regulatory authorities, our customers and suppliers. We also rely on other senior executives, such Tao Wang, the head of our online game business. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian flu, SARS or other epidemics or outbreaks. China reported a number of cases of SARS in April 2004. In recent years, there have been reports of occurrences of avian flu in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include illness and loss of our management and key employees, as well as temporary closure of our offices and related business operations, such as server operations, upon which we rely. Such loss of management and key employees or closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS or any other epidemic. In addition, other major natural disasters may also adversely affect our business by, for example, causing disruptions of the Internet network or otherwise affecting access to our portals and our games. For example, after the Sichuan earthquake in May 2008, we suspended our delivering of online advertisements and our MMORPG operations during a three-day national mourning period.

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

We depend on China Unicom, China Telecom and CERNET for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

Although private Internet service providers exist in China, almost all access to the Internet is maintained through China Unicom, China Telecom and CERNET, under the administrative control and regulatory supervision of the MIIT. We rely on this infrastructure and China Unicom, China Telecom and CERNET to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

We have signed Bandwidth Provision and Server Hosting Agreements with China Unicom, China Telecom and CERNET. Under these agreements, we established four main service provision centers to maintain most of our servers in Beijing. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

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

Our Website operations are dependent upon Web browsers, Internet service providers, content providers and other Website operators in China, which have experienced significant system failures and system outages in the past. Our users have in the past experienced difficulties due to system failures unrelated to our systems and services. Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce our user satisfaction, future traffic and our attractiveness to users and advertisers. For example, on February 14, 2009, our blog services were disconnected because of a power loss affecting China Unicom.

Our operations are vulnerable to natural disasters and other events, as we only have limited backup systems and do not maintain any backup servers outside of China.

We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. Most of our servers and routers are currently hosted in a single location within the premises of BTA. Our disaster recovery plan cannot fully ensure safety in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shutdown. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Websites to mirror our online resources.

Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

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

We conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly owned subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, AmazGame and New Software (or collectively PRC subsidiaries), and VIEs, High Century, Sohu Entertainment, Sohu Internet, GoodFeel, Beijing Fire Fox, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, 21 East Beijing, Gamease and New 21 East. We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly owned subsidiary and the parent company of, Sohu Era, Sohu Media and Sohu Software, and Changyou.com (Hong Kong) Limited, our indirect wholly owned subsidiary and the parent company of AmazGame, are both Hong Kong corporations and foreign persons under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, and certain other industries, our VIEs are companies incorporated in the PRC and owned by certain of our employees.

The PRC began several years ago to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. The PRC government may issue new interpretations of the regulations regarding supervision of the Information industry from time to time. In July 2006, the MIIT issued a notice to strengthen management of foreign investment in and operation of value-added telecommunication services. The notice emphasizes that foreign investors who wish to engage in value-added telecommunication services must strictly follow the relevant rules and regulations on foreign investment in telecommunication sectors. The notice also prohibits domestic telecommunication services providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in China. According to the notice, either the holder of a value-added telecommunication service license or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of Value-added Telecommunication Services. The notice further requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered by its license. Value-added services license holders are required to evaluate the compliance with the requirements set forth in the notice. We are in the process of transferring several of our domain names and trademarks to Sohu Internet, which licensed the same to Sohu Era and Sohu Media, and we may modify other certain aspects of our business structure in order to further comply with these requirements. In addition, new PRC Internet and foreign exchange laws and regulations were recently adopted. Accordingly, it is possible that the PRC government may ultimately take a view contrary to ours.

In addition, under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization (or WTO), regulation of foreign investment in PRC Internet services is to be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter. China officially entered the WTO on December 11, 2001. However, the implementation of China’s WTO accession agreements is still subject to various conditions.

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

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease.

As of December 31, 2008, Sohu had outstanding long-term loans of $11.9 million to Dr. Zhang, Sohu’s Chief Executive Officer and a major Sohu shareholder, and certain of our employees, such as Tao Wang, the head of our online game business. The long-term loans are used to finance investments in High Century, which is owned 80% by Dr. Zhang and 20% by an employee; Sohu Entertainment, which is owned by two of our employees; GoodFeel, which is owned by two of our employees; Sogou Information, which is owned by two of our employees, and Gamease, which is owned by Tao Wang and one of our other employees. High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The loan agreements contain provisions that, subject to PRC laws, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, GoodFeel, Sogou Information or Gamease to us; (ii) the shares of High Century, Sohu Entertainment, GoodFeel, Sogou Information or Gamease cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease. In the loan agreements the borrowers have pledged all of their shares in High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease as collateral for the loans and the loans bear no interest and are due on demand after November 2003 in the case of High Century; after August 2006 in the case of Sogou Information; after October 2006 in the case of GoodFeel; after November 2006 in the case of Sohu Entertainment; and after September 2008 in the case of Gamease and the earlier of a demand or, in any case, at such time as Dr. Zhang or the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease is uncertain.

Furthermore, because of uncertainties associated with the PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease.

We depend upon contractual arrangements with High Century, Sohu Entertainment, Sohu Internet, GoodFeel, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Gamease for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on High Century, Sohu Entertainment, Sohu Internet, GoodFeel, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Gamease, in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If High Century, Sohu Entertainment, Sohu Internet, GoodFeel, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information and Gamease fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

The contractual arrangements between our subsidiaries and our VIEs may result in adverse tax consequences.

PRC laws and regulations emphasize the requirement of an arm’s length basis for transfer pricing arrangements between related parties. The laws and regulations also require enterprises with related party transactions to prepare transfer pricing documentation to demonstrate the basis for determining pricing, the computation methodology and detailed explanations. Related party arrangements and transactions may be subject to challenge or tax inspection by the PRC tax authorities.

Under a tax inspection, if our transfer pricing arrangements between the China-based subsidiaries and VIEs are judged as tax avoidance, or related documentation does not meet the requirements, our China-based subsidiaries and VIEs may be subject to material adverse tax consequences, such as transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purpose, of adjustments recorded by Gamease, which could adversely affect us by (i) increasing VIE’s tax liabilities without reducing our subsidiaries’ tax liabilities, which could further result in interest being levied to us for unpaid taxes; or (ii) limiting the ability of our PRC companies to maintain preferential tax treatment and other financial incentives.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, we could be subject to severe penalties.

The PRC has enacted regulations that apply to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online advertising, online game and value-added telecommunication services. In addition, the PRC government may promulgate new laws, rules or regulations at any time. If these current or future laws, rules or regulations regarding Internet-related activities, are interpreted to be inconsistent with our ownership structure and/or our business operations, our business will be severely impaired and we could be subject to severe penalties. Any such disruption in our business operations would materially and adversely affect our business, financial condition and results of operations. For example, as the online game industry is at an early stage of development in China, the PRC government might release new laws, new regulations and policies from time to time to implement restrictions and further regulation on the online game industry. For example, online game companies are required to install an “anti-fatigue system”, which discourages game participants from playing games for more than five hours per day. In addition, the PRC government has implemented a compulsory requirement that online game players register their real names and provide ID numbers when playing games. With this requirement as to real-name registration for online game players, the government implemented a rating system for online games. For those online games rated as not suitable for children under the age of 18, children under the age of 18 will be unable to access such game if a real name registration is in place. As a result, our revenues from online games may be adversely affected. In addition, we may be required to apply for a new license or new qualification or transfer from an old type of license to a new type of license at any time as a result of the requirements of newly promulgated laws or new regulations. There often is a lengthy period between the enactment of such new requirements and the final issuance of any required license or qualification. Although effectiveness of any such new license ordinarily will be as of the date of filing of the application, we may be held liable for operating without a proper license and may be fined for any operations conducted during the application period.

Moreover, for music search, because there has been no specific legislation regulating the search engine sector, disputes and lawsuits have frequently arisen in connection with search outcomes. The PRC government is considering legislation to strictly regulate the search engine sector. In the event that specific regulations are promulgated and come into effect, there is no assurance that our search engine will not be adversely affected and/or subjected to penalties from the PRC government.

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

We are also subject to potential liabilities for content on our Websites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the MIIT, such potential liabilities including, but not limited to, the imposition of fines or even the shutting down of the Website.

Furthermore, we are required to delete content that clearly violates the laws of the PRC and report content that we suspect may violate PRC law. We may have difficulty determining the type of content that may result in liability for us and, if we are wrong, we may be prevented from operating our Websites.

We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited, our wholly owned subsidiary, to fund any cash requirements we may have. We may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants.

We are a holding company with no operating assets other than investments in Chinese operating entities through our intermediate holding company, Sohu.com Limited, our wholly-owned subsidiary in the Cayman Islands, and our VIEs, High Century, Sohu Entertainment, Sohu Internet, GoodFeel, Beijing Fire Fox, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, 21 East Beijing, Gamease and New 21 East. We may need to rely on dividends and other distributions on equity paid by Sohu.com Limited for our cash requirements in excess of any cash raised from investors and retained by us. If Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame incur debt on their own behalf in the future, the instruments governing the debt may restrict Sohu Era’s, Sohu Media’s, Sohu Software’s, Sogou Technology’s, Go2Map Software’s and AmazGame’s ability to pay dividends or make other distributions to us through the intermediate companies.

In addition, PRC legal restrictions permit payment of dividends by Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, and AmazGame only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, and AmazGame are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends.

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to “Sohu.com”, “Sogou”, “17173”, “Focus.cn”, “GoodFeel”, “Go2Map”, “Blade Online”, “TLBB”, “DMD” and “Changyou”.

We have applied for the registration of our key marks in the PRC, including but not limited to Sohu.com, Sogou, 17173, Focus.cn, GoodFeel, Go2Map, “Blade Online”, “TLBB”, “DMD” and “Changyou”, so as to establish and protect our exclusive rights to the marks. We have succeeded in registering the marks “Sohu.com”, “17173”, “Focus.cn”, “GoodFeel” and “Go2Map” in the PRC under certain classes. The applications for the registration of the other marks or some marks under other classes are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to the Trademark Office of PRC’s determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. For example, under the newly amended Patent Law of the PRC (promulgated by the NPC Standing Committee on December 27, 2008, and effective as of October 1, 2009), the State Council’s Patent Administration Department may grant a compulsory license to individuals or entities to use our patent, once our exploitation of the patent has been determined to be violate the antitrust laws. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources.

We may need to incur significant expenses to enforce our proprietary rights, and if we are unable to protect such rights, our competitive position could be harmed, especially for our online game business.

We regard our proprietary software, domain names, trade names, copyrights, trademarks, trade secrets and other intellectual property as critical to our success. In particular, we have spent significant amounts of time and resources in developing our Sogou Pinyin and our in-house developed online game, TLBB, and our ability to protect our proprietary rights in connection with our products is critical for the success of this game and our overall financial performance. We have registered some of our software in China for copyright protection, including our Sogou Pinyin software and our TLBB software, and we have taken various measures to protect our source codes, including confidentiality agreements and segregation of source codes.

However, we cannot assure you that our measures will be sufficient to protect our proprietary information. Intellectual property rights and confidentiality protection in China may not be as effective as in the United States or other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive. Any steps we have taken to prevent the misappropriation of our proprietary technology may be inadequate. The validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws and enforcement procedures in the PRC are uncertain and do not protect intellectual property rights in Internet-related industries to the same extent as do the laws and enforcement procedures in the United States and other developed countries.

Despite our efforts to protect our intellectual property, we cannot assure you that other companies will not copy our ideas and designs, or that any third party will not infringe our intellectual property rights. For example, certain third parties have misappropriated the source codes of previous versions of TLBB and have set up unauthorized servers in China and elsewhere to operate TLBB to compete with us. As a result, we have taken measures to enforce our intellectual property rights. However, we cannot assure you that such measures will be successful in eliminating these unauthorized servers. The existence of unauthorized servers may attract game players away from our games and may result in a decrease in our online game revenues. Litigation relating to intellectual property right may result in substantial costs to us and diversion of our resources and management attention away from our business, and may not be successful. In addition, as our ideas and designs for our online games and Sogou Pinyin are not protected by patents, other competitors may independently develop ideas and designs that compete with us.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. For example, during 2006 five United States movie companies commenced a lawsuit against us in the PRC alleging that a movie download service we had been providing infringed their copyrights in the movies. In December 2006, the court decided the case against us, and ordered us to pay damages of approximately $138,000 to the U.S. movie companies. In addition, in 2007 a writer brought a lawsuit against in China claiming that we violated his copyright to 190 SMS messages in 2007. The Chinese court decided the case against us, and we paid damages of approximately $13,000 to the writer. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party Websites, which may be protected by copyright law. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we provided music search links and download services that violated copyrights they owned. As of December 31, 2008, the lawsuits with these four record companies were still in process.

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

The MIIT has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, provision of online or wireless music, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. For instance, the MOC issued “Several Opinions of Development and Supervision of Online Music” in November 2006. In accordance with the requirements of the MOC, we have submitted most of the online music which we distributed in the PRC online or through wireless to the MOC for censoring and recording in March 2007. We may be required to be responsible for supervising nonprofit users’ distribution of online music on our portal. If we fail to comply with these requirements, we may be fined. Other aspects of our online operations may be subject to regulations in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we may be subject to severe penalties as discussed above.

Regulation and censorship of information distribution in China may adversely affect our business.

China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MIIT has published implementing regulations that subject online information providers to potential liability for contents included in their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Furthermore, the MIIT may implement a requirement that users of blogs register under their real names. If such a regulation is implemented, our business may be negatively affected due to a decrease in the number of blog users. Furthermore, because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases a Website operator may have difficulties determining the type of content that may subject it to liability.

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

We may be subject to the PRC government’s ongoing Internet crackdown on “vulgar” content.

In early 2009, the Ministry of Public Security and six other PRC government agencies jointly launched a crackdown against major websites that are accused of threatening morals by spreading pornography and vulgarity. The websites affected are all of the dominant search engines and portals, including us. This is a nationwide campaign to clean up vulgar content currently available on the Internet and has exposed a large quantity of material that the PRC government agencies believe violates public morality and harms the physical and mental health of the youth and young people. We have deleted all webpages with allegedly vulgar material from our relevant channels and communities. In addition, we have strengthened our internal censorship and supervision of links and content uploaded by the users. We have not, to date, received any penalty from PRC government in this regard. However, there is no assurance that content considered vulgar by the PRC government agencies will not appear in the future. In the event that we are accused by the government of hosting vulgar content, our reputation could be adversely affected.

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

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the PRC government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict the future effects of the economic reform and macroeconomic measures adopted by the PRC government on our business or results of operations. Furthermore, the PRC government began to focus more attention on social issues in recent years and have promulgated or may promulgate additional laws or regulations on this area, which could affect our business in China. For example, in July 2007, the PRC government issued the new Employment Contract Law, effective from January 1, 2008, providing more employment protection to employees in China. Although we believe that this will enhance our general staff moral and loyalty, we may incur additional staff costs in the future.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame are wholly-foreign owned enterprises (or WFOEs), which are enterprises incorporated in China and wholly-owned by our indirect subsidiary, Sohu Hong Kong. Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

If the status of PRC subsidiary and VIE as “New Technology Enterprise” or “Software Enterprise” are revoked, we may have to pay additional taxes to make up any previously unpaid tax and may be subject to a higher tax rate, which may materially and adversely affect our results of operations.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulation Implementing Regulations for the PRC Corporate Income Tax Law. The law and regulation went into effect on January 1, 2008. The Corporate Income Tax Law imposes, amongst others, a unified income tax rate of 25% for both domestic and foreign invested enterprises. New Technology Enterprises will enjoy a favorable tax rate of 15%. The Implementing Regulations for the PRC Corporate Income Tax Law also emphasizes that the ownership of “core proprietary intellectual property” is essential to qualification for this preferential tax rate.

The Corporate Income Tax Law also provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for enterprises which were qualified as “New Technology Enterprise” under the previous income tax laws and were established before March 16, 2007, if they continue to meet the criteria for New Technology Enterprises after January 1, 2008. The grandfather provision allows these enterprises continue to enjoy their unexpired tax holiday provided by the previous income tax laws and rules.

In the year of 2008, Sohu Era, Sohu Media, and Sogou Technology have been qualified as New Technology Enterprises and enjoyed their unexpired tax holidays, and AmazGame and Gamease have been qualified as Software Enterprises and enjoyed a 0% tax rate in 2008 and will be subject to a 12.5% tax rate for the subsequent three years under the new Corporate Income Tax Law and the relevant regulations. As the new Corporate Income Tax Law and its implementation rules only recently went into effect, there are uncertainties on their future interpretation and implementation. We cannot assure you that the New Technology Enterprise and Software Enterprise qualifications of those operating entities will not be challenged by higher level tax authorities and be repealed, or that there will not be any future implementation rules that are inconsistent with current interpretation of the Corporate Income Tax Law. If those operating entities cannot qualify for such income tax holidays, our effective income tax rate will be increased significantly and we may have to pay additional income tax to make up the previously unpaid tax, which could materially and adversely affect our results of operations.

Dividends we receive from our operating subsidiaries located in the PRC may be subject to PRC withholding tax.

The Corporate Income Tax Law imposes, amongst others, that a maximum income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent that such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the Implementing Regulations for the PRC Corporate Income Tax Law. A lower withholding tax rate will be applied if there is a tax treaty arrangement between China and the jurisdiction of the foreign holding companies, such as Hong Kong, which will be taxed at 5%. All of the China-based subsidiaries are invested by immediate foreign holding companies in Hong Kong, with the exception of Sogou Technology and New Software. All of these foreign-invested enterprises are subjected to the withholding tax from January 1, 2008. In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and we accrued a withholding tax of approximately $5.0 million based on 5% withholding tax rate. Except for this, since we intend to reinvest our earnings to further expand our businesses in China, our foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2008, we have not recorded any other withholding tax on the retained earnings of our foreign-invested enterprises in China.

Our subsidiaries and VIEs in China are subject to restrictions on paying dividends or making other payments to our overseas entities.

We may depend on Sohu.com Limited dividend payments which are generated from our subsidiaries in China after they receive payments from our VIEs under various services and other arrangements. It is possible that our Chinese subsidiaries will not continue to receive the payments in accordance with our contracts with our VIEs. To the extent that the VIEs have undistributed after tax net income, we must pay tax on behalf of our employees who hold interests in the VIEs when the VIEs distribute dividends in the future. The current individual income tax rate is 20%. In addition, under PRC law, our Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, up to 50% of their registered capital, to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

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

We may be deemed a PRC resident enterprise under the Corporate Income Tax Law and be subject to the PRC taxation on our worldwide income.

The Corporate Income Tax Law provides that enterprises established outside of China whose “de facto management bodies” are located within China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income (including dividend income received from subsidiaries). Under the Implementing Regulations for the Corporate Income Tax Law, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC-resident enterprise. If we were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and the results of operations, although dividends distributed from our PRC subsidiaries to us could be exempted from Chinese dividend withholding tax, since such income is exempted under the new Corporate Income Tax Law for PRC-resident recipient.

Dividends payable by us to our foreign investors and profits on the sale of our shares may be subject to tax under PRC tax laws.

Under the Implementing Regulations for the Corporate Income Tax Law, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises,” not having an establishment or place of business in the PRC, or which do have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent that such dividends have their sources within the PRC. Similarly, any profits realized through the transfer of shares by such investors are also subject to 10% PRC income tax if such profits are regarded as income derived from sources within the PRC. If we are considered a PRC “resident enterprise,” it is unclear whether dividends we pay with respect to our share, or the profits you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax. If we are required under the Implementing Regulations for the Corporate Income Tax Law to withhold PRC income tax on dividends payable to our non-PRC investors that are “non-resident enterprises,” or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

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

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2007, the trading price of our common stock ranged from a low of $20.94 per share to a high of $64.83 per share. During 2008, the trading price of our common stock ranged from a low of $34.10 per share to a high of $91.50 per share. On February 25, 2009, the closing price of our common stock was $49.38 per share.

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

Our Chief Executive Officer, Dr. Zhang, beneficially owns approximately 19% of the outstanding shares of our common stock and is our largest stockholder. Our Chief Executive Officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 22% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

Our principal executive offices are located in the Sohu.com Internet Plaza in the Zhongguancun area of Beijing, China. We purchased the premises, with space of approximately 18,265 square meters, in February 2007 at a cost of approximately $35.3 million. During 2008, we leased additional office space in Beijing of approximately 807 square meters to accommodate increased headcount. We also lease sales and marketing office space in Shanghai, Guangzhou, Fuzhou, Wuhan, Chengdu, Tianjin, Chongqing, Hangzhou, Nanjing, Shijiazhuang, Shenyang and Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

In March 2008 four companies, Sony BMG, Warner Music, Universal Music and Gold Label Entertainment, commenced lawsuits against us in the Beijing No. 1 Intermediate People’s Court alleging that we have provided music search links and download services for songs in which they own copyrights, and that provision of these links and services infringed their copyrights. The aggregate damages claimed in these lawsuits are approximately $7.5 million. The lawsuits are in the preliminary phase and we are assessing the plaintiffs’ claims. At this time, we cannot predict the outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

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

No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2008.

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

	2008		2007
	High	Low	High	Low
First quarter	$55.35	$35.75	$27.58	$21.26
Second quarter	91.50	45.30	32.18	20.94
Third quarter	87.99	49.10	41.40	27.30
Fourth quarter	59.40	34.10	64.83	37.85

The closing price of our common stock on February 25, 2009 as reported by the Nasdaq National Market was $49.38.

Holders

As of February 9, 2009, there were 26 holders of record of our common stock. As of February 9, 2009, the latest practicable date, there were approximately 35, 650 beneficial holders of our common stock.

Dividends

Since our inception, we have not declared or paid dividends on our common stock and we do not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Additional information required under this item is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In October 2008, the board of directors approved our repurchase of outstanding shares of our common stock from the open market, on an opportunistic basis, up to $150 million until the end of 2009. As of December 31, 2008, we had purchased 501,686 shares in the open market, at an average price of $39.86 for a total consideration of $20 million. Accordingly, additional shares up to a maximum of $130 million may be purchased under this program through the end of 2009.

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

We used some of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the Nasdaq Stock Market (U.S. companies) Index (or the Nasdaq Market Index) and the Hemscott Group Index for Internet Information Providers (or Hemscott Group Index). The graph covers the period from December 31, 2003 to December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in our common stock, the Nasdaq Market Index and the Hemscott Group Index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Sohu.com Inc.	Hemscott Group Index	Nasdaq Market Index
12/31/2003	100.00	100.00	100.00
12/31/2004	59.21	146.36	108.41
12/31/2005	61.32	222.43	110.79
12/31/2006	80.24	217.02	122.16
12/31/2007	182.28	296.06	134.29
12/31/2008	158.27	134.64	79.25

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

Information used on the graphs was obtained from Morningstar, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

In previous years, we had included all of our Website operating costs in cost of revenues of brand advertising. In 2005, in order to improve the measurement of performance of each segment, we began allocating Website operating costs to the cost of revenues of each segment based on actual usage. Accordingly, we reclassified the cost of revenues amongst each segment for 2004 presented to conform to current year classification. In general, the impact of this re-allocation has not materially affected the trend of gross profit of each segment.

On June 20, 2006, we discontinued our e-commerce platform of physical consumer goods, in order to focus on profitable segments. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all years presented.

In 2007, we adjusted our reportable segments and have reclassified results of our online game segment from our other operations and reported online game results as a separate segment. Accordingly, we reclassified the revenue and cost of revenue of the online game segment for the years prior to 2007 to conform to the current year classification.

Prior to 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, we recorded all such costs and expenses in product development expenses in the statements of operations. In 2007, in order to better present operating results and enhance comparability with industry peers, we reclassified expenses in relation to game operations, mainly salary and benefits of game masters, from product development expense to cost of online game revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Advertising	$175,937	$119,216	$91,758	$70,897	$55,748
Non-advertising	253,114	69,718	42,478	33,650	41,290

Total revenues	429,051	188,934	134,236	104,547	97,038
Cost of revenues:
Advertising	66,259	44,377	28,457	17,688	12,058
Non-advertising	41,055	20,386	19,906	15,629	16,614

Total cost of revenues	107,314	64,763	48,363	33,317	28,672

Gross profit	321,737	124,171	85,873	71,230	68,366

Operating expenses:
Product development	49,713	25,443	17,651	12,832	8,018
Sales and marketing	84,691	47,506	28,532	20,110	15,488
General and administrative	22,695	17,418	13,092	10,153	8,521
Amortization of intangible assets	796	1,093	1,993	1,948	1,360

Total operating expenses	157,895	91,460	61,268	45,043	33,387

Operating profit	163,842	32,711	24,605	26,187	34,979

Other (expense) income	(535)	887	477	2,447	(838)
Interest income and exchange difference	4,288	2,793	3,216	2,500	2,444

Income before income tax expense	167,595	36,391	28,298	31,134	36,585
Income tax expense (benefit)	9,009	1,487	1,579	11	(37)

Income from continuing operations	158,586	34,904	26,719	31,123	36,622
Minority interests	51	47	7	—	—

Net income from continuing operations	158,637	34,951	26,726	31,123	36,622
Loss from discontinued e-commerce operations	—	(20)	(841)	(1,342)	(985)

Net income	$158,637	$34,931	$25,885	$29,781	$35,637

Basic net income per share	$4.16	$0.94	$0.70	$0.82	$0.98

Shares used in computing basic net income per share	38,168	37,133	36,730	36,309	36,369

Diluted net income per share	$4.06	$0.90	$0.68	$0.77	$0.89

Shares used in computing diluted net income per share	39,117	38,919	39,105	39,680	41,011

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$314,425	$122,706	$124,756	$119,091	$122,384
Investments in marketable debt securities	—	—	4,942	13,995	18,938
Restricted cash	2,671	4,324	4,774	991	—
Working capital	248,063	85,702	61,909	116,962	115,405
Total assets	521,876	290,517	253,591	239,681	234,767
Zero coupon convertible senior notes	—	6	59,780	74,780	90,000
Total liabilities	130,782	71,613	97,575	109,833	126,268
Minority interests	5,148	7	53	—	—
Total shareholders’ equity	385,946	218,897	155,963	129,848	108,499

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu is a leading Internet company in China, providing hundreds of millions of Chinese with news, information, entertainment and communication. Substantially all of our operations are conducted through our indirect wholly owned China-based subsidiaries and VIEs. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China. Our business consists of our advertising business and our non-advertising business.

Our advertising business offers premier content to our users free of charge and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	www.sohu.com, a leading mass portal and online media destination;

•	www.17173.com, a leading game information portal;

•	www.focus.cn, a top real estate Website;

•	www.chinaren.com, a leading online alumni club; and

•	www.sogou.com, an interactive proprietary search engine.

Our advertising business comprises brand advertising services and sponsored search. Brand advertising services provide advertisements on our portal websites to large companies that expect to build up their brand awareness online. Sponsored search services provide priority placements in our search directory and pay-for-click services to customers, especially small and medium-size enterprises.

Our non-advertising business principally includes online games and wireless value-added services. We operate two massively multi-player online role-playing games (or MMORPGs), Tian Long Ba Bu (or TLBB) and Blade Online (or BO). TLBB is our first in-house developed MMORPG and has been one of the most popular online games in China. We also offer wireless value-added services such as news, weather forecast, chatting, entertainment information, ringtone and logo downloads subscribed over mobile phones.

During the year ended December 31, 2008, our total revenues increased by 127% to US$ 429.1 million, gross margin increased from 66% to 75% and diluted net income per share increased from $0.90 to $4.06, as compared to the previous year. Our two core businesses, brand advertising and online games, were the key drivers of growth. Our brand advertising business generated revenues of US$169.3 million with 51% annual growth, representing 39.5% of total revenues, and online games generated revenues of 201.8 million with 379% annual growth, representing 47.0% of total revenues.

For our brand advertising business, we will continue to offer differentiated content and innovative and cutting edge technological products to attract and retain users to our Web properties. For our online game business, we will leverage our success with TLBB and our game development platform to develop new MMORPGs, and expand and diversify our game offerings.

The Chinese economy recently has experienced a slowing growth rate. This slowdown has been exacerbated by the current global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much of an impact it will have on the global economy in general or on the Chinese economy. However we believe we are well positioned to weather the current economic downturn because of our status in the industry and our financial flexibility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for online game revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense, and income taxes and valuation allowance against deferred tax assets, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Advertising Revenues

Advertising revenues include revenue from brand advertising and sponsored search services, after deducting agent rebates and applicable business tax. Revenue from barter transactions, other than advertising-for-advertising barter transactions, is recognized based on the fair value of the nonmonetary assets acquired and the assets surrendered to obtain it. No revenues from advertising-for-advertising barter transactions were recognized.

Brand advertising contracts establish the fixed price and advertising services to be provided. Pursuant to brand advertising contracts, we provide advertisement placements on various Website channels and in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collectability is reasonably assured. In situations where collectability is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

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

Online game revenues from our current MMORPG operations in China are earned by providing online services to game players pursuant to the item-based revenue model. For periods prior to our upgrading and re-launching of BO in December 2006, we operated BO under the time-based revenue model, where game players are charged based on the time they spend playing the game. Under the item-based revenue model, game players play games free of charge and are charged for purchases of virtual items.

Online game revenues are collected through sale of our prepaid game cards. We sell virtual and physical prepaid game cards to regional distributors, who in turn sub-distribute to retail outlets, including Internet cafés, various websites, news stands, software stores, book stores and retail stores. We typically collect payment from our distributors upon delivery of our prepaid game cards.

Under both the item-based and the time-based revenue models, proceeds received from sales of prepaid cards are initially recorded as receipts in advance. For the item-based revenue model, revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. For the time-based revenue model, revenue is recognized based upon the actual usage of time units by the game players. The revenues are recorded net of business tax, sales discounts and rebates to our distributors.

Under our item-based revenue model, game players can access our games free of charge, but may purchase consumable virtual items, including those with a pre-determined expiration time, such as three months, or perpetual items, such as certain costumes that remain bound to a game player for the life of the game. Revenues in relation to consumable virtual items are recognized as they are consumed, as our services in connection with these items have been fully rendered to our game players as of that time. Revenues in relation to perpetual virtual items are recognized over their estimated lives. We will provide continual online game services in connection with these perpetual virtual items until they are no longer used by our game players. We have considered the average period that game players typically play our games and other game player behavior patterns to arrive at our best estimates for the lives of these perpetual virtual items. We have also considered that the estimated lives of perpetual virtual items may be affected by various factors, including the acceptance and popularity of expansion packs, promotional events launched and market conditions. However, given the relatively short operating history of our games, and of our most popular game TLBB in particular, our estimate of the period that game players typically play our games may not accurately reflect the estimated lives of the perpetual virtual items. We have adopted a policy of assessing the estimated lives of perpetual virtual items on a quarterly basis. All paying users’ data collected since the launch of the games are used to perform the relevant assessments. Historical behavior patterns of these paying users during the period between their first log-on date and last log-on date are used to estimate the lives of perpetual virtual items. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods become longer and we continue to gain more operating history and data. Any adjustments arising from changes in the estimates of the lives of the virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Any changes in our estimate of lives of perpetual virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

Prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. In contrast, once the prepaid game cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. We are entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed. For the years ended December 31, 2008, 2007 and 2006, we recognized revenues in connection with expired un-activated prepaid game cards and unused balances of activated prepaid game cards in an inactive account amounting to approximately $173,000 and $150,000 and $380,000, respectively.

We also derive online game revenues from licensing our games in other countries and territories. These licensing agreements provided for two revenue streams, namely an initial license fee and a monthly revenue-based royalty fee based on monthly revenues from the games and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amount receivable upon achieving certain sales targets. Since we are obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game, and the additional amount is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly revenue-based royalty fee is recognized when earned, provided that collectability is reasonably assured.

Wireless revenues are derived from providing SMS, RBT, WAP, MMS and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and GoodFeel to contract with the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, Sohu Internet or GoodFeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or GoodFeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. At the end of each reporting period, where an operator has not provided Sohu Internet or GoodFeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, we, using information generated from our own internal system and historical data, make estimates of the failure rate and collectable wireless service fees and accrue revenues accordingly. The quarterly historical differences in our estimated revenues which were recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $538,000 (gross margin underestimate of $286,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate and bad debt rate per an operator’s statement and our internal estimates could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended December 31, 2008, 71% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factor is whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction. To the extent we are acting as a principal in a transaction, we report as revenue the payments received on a gross basis, and report as costs of revenue the amounts attributable to services provided by mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis as revenue the payments received less commission and other payments to third parties. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating terms of the arrangement.

Based on our assessment, the majority of our wireless revenues are recorded on a gross basis. We have primary responsibility for fulfillment and acceptability of the wireless services. The content and nature of the wireless services are designed and developed by us (either independently or with third parties) and are originate from our Websites, our links located on third parties’ Websites, or one of our dedicated phone numbers. The mobile network operators that we contract with to deliver these services to the end customers are not involved in the design or development of the services that are provided by us. The end customers purchase the wireless content, community access or value-added services, such as news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. The end customers receive identical services from us regardless of which mobile network operator is used to deliver the message. In addition, we provide customer services to the end customers directly and we could be requested by the mobile network operators to assume the credit risk if the operators are not able to collect fees from the end customers. We have determined that in addition to the indicators of gross reporting, there are also certain indicators of net reporting, including the fact that the mobile network operators set maximum prices that we can charge and that the mobile network operators also have the right to set requirements and procedures associated with using their platform. However, we have determined that the gross revenue reporting indicators are stronger, because we are the primary obligor, who adds value to the products. We also have inventory risk related to content and products, and have reasonable pricing latitude.

To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as costs or expenses so that the net amount (gross revenues, less costs and expenses) flows through to operating income. Accordingly, the impact on operating income is the same whether we record the revenue on a gross or on a net basis.

Functional Currency

The functional currency of our subsidiaries and VIEs in China is the RMB and the functional currency of our subsidiaries outside China is the US Dollar. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of December 31, 2008 and December 31, 2007 was a gain of $21.3 million and $11.9 million, respectively.

Allowance for Doubtful Accounts Receivable

Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $39.0 million, with an allowance for doubtful accounts of $2.1 million as of December 31, 2008. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators request us to assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Impairment of Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of December 31, 2008, there was no impairment loss in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise office buildings, investment properties, computer equipment and hardware, office furniture, vehicles and leasehold improvements, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include prepaid content fees, prepaid license fees and rental deposits. We amortize the content fees and license fees over the terms of the contracts. Management’s judgment is required to assess the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of December 31, 2008, there was no impairment loss of our intangible assets, fixed assets and other assets.

Share-Based Compensation

Our financial statements reflect the adoption as of January 1, 2006, of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee share options and restricted share units, to be recognized in the financial statements based on their fair values at grant date. The valuation provisions of SFAS 123(R) apply to new share-based awards, to share-based awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not yet been provided, and to share-based awards which were subsequently modified or cancelled. In March 2005, the United States Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin 107, or SAB 107, regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. We applied the provisions of SAB 107 in our adoption of SFAS 123(R). Our share-based payments for periods prior to January 1, 2006 were accounted for in accordance with APB 25, and complied with the disclosure provisions of SFAS 123. In general, share-based compensation expense under APB 25 was recognized based on the difference, if any, between the estimated fair value of our common stock and the amount an employee was required to pay to acquire the stock, as determined on the date the option was granted. Pro forma information was disclosed to illustrate the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for the reporting periods.

Under SFAS 123(R), we apply the Black-Scholes valuation model in determining the fair value of options granted to employees and directors. Under the transition provisions of SFAS 123(R), we recognized compensation expense on options granted prior to the adoption of SFAS 123(R) on an accelerated basis over the requisite service period, which is consistent with the methods we used when preparing pro forma information under SFAS 123. Restricted share units are measured based on the fair market value of the underlying shares on the grant dates. We recognize the relevant share-based compensation expenses on an accelerated basis over the requisite service period.

Under SFAS 123(R), the number of share-based awards for which the service is not expected to be rendered for the requisite period should be estimated, and the related compensation expense not recorded for that number of awards. For pro forma disclosure under SFAS 123, we accounted for the effect of forfeitures only as the forfeitures occurred. We applied the modified prospective transition method, and therefore have not restated prior years’ results.

Our assumptions were based on historical experience, with consideration to developing expectations about the future. The assumptions used in calculating the fair value of share-based awards and related share based compensation expenses represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change or different assumptions are used our share-based compensation expense could be materially different for any period.

Income Taxes and Valuation Allowance against Deferred Tax Assets

We estimate income tax expense in each of the jurisdictions in which we operate for each period presented, including estimating current tax exposure as well as assessing realizable deferred tax assets and deferred tax liabilities.

As of December 31, 2008, our deferred tax assets are related to net operating losses of the holding company that would be subject to income taxes in the United States, and net operating losses and temporary differences between accounting and tax bases for our China-based subsidiaries and VIEs. As substantially all of our income is earned through subsidiaries outside the United States, and we do not intend in the foreseeable future to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from these net operating losses of the holding company will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required to determine income tax expense, deferred tax assets and liabilities.

RESULTS OF OPERATIONS

In order to focus on our core business of online advertising, on June 20, 2006, we discontinued our unprofitable e-commerce business. As a result of the discontinuation of this business, the e-commerce business is accounted for as a discontinued operation. Accordingly, our statements of operations separate the discontinued operation for all periods presented.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Revenues

Total revenues were $429.1 million and $188.9 million for the years ended December 31, 2008 and 2007, respectively.

Advertising Revenues

Advertising revenues are derived from brand advertising and sponsored search.

Advertising revenues were $175.9 million and $119.2 million, or 41% and 63% of total revenues for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, advertising revenues consisted of revenues from brand advertising of $169.3 million, and revenues from sponsored search of $6.6 million. For the year ended December 31, 2007, advertising revenues consisted of revenues from brand advertising of $112.1 million, and revenues from sponsored search of $7.1 million.

Brand advertising. Brand advertising revenues increased by $57.2 million to $169.3 million for the year ended December 31, 2008 as compared to $112.1 million for the year ended December 31, 2007. The increase of revenues in 2008 was attributable to increased number of advertisers and increased price. The increase of $57.2 million from 2007 to 2008 consisted of: (i) a $32.6 million increase from advertisers who advertised with us during the year ended December 31, 2008 but did not advertise on our Websites during the year ended December 31, 2007; (ii) a $42.6 million increase in revenues from the advertisers who advertised with us in 2007 and continued to do so in 2008; and (iii) a $18.0 million decrease in revenues as some of the advertisers who advertised with us during the year ended December 31, 2007 did not advertise on our Websites during the year ended December 31, 2008. We had approximately 1,140 advertisers in 2008 as compared to 1,070 advertisers in 2007. Sales to our five largest advertisers comprised 15% and 14% of total brand advertising revenues for the years ended December 31, 2008 and 2007, respectively. No single advertiser accounted for more than 10% of total brand advertising revenues for the years ended December 31, 2008 and 2007. Our advertising customers consisted primarily of companies within automobiles, online games, real estate, fast moving consumer goods, information technology and financial services industries. The fastest growing sectors for brand advertising were online games, automobiles and fast moving consumer goods industries in 2008. As of December 31, 2008 and 2007, we had $5.2 million and $1.4 million of receipts in advance from advertisers, respectively. No revenues from advertising-for-advertising barter transactions were recognized.

For the years ended December 31, 2008 and 2007, we recorded brand advertising revenues of approximately $1.6 million and $962,000, respectively, from NetDragon Websoft Inc. (or NetDragon), which is also known as Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing) in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement which is to expire in November 2009. NetDragon was the owner of 17173.com Website prior to our acquisition of 17173.com from it.

Sponsored search. Sponsored search services revenue decreased by $0.5 million to $6.6 million for the year ended December 31, 2008 as compared to $7.1 million for the year ended December 31, 2007. Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 47% of the total sponsored search revenues in 2008 as compared to 32% in 2007. The decrease in sponsored search revenues was mainly caused by an adjustment in our sales strategy during the year ended December 31, 2008, which we believe will benefit us in the long run.

Non-advertising Revenues

Non-advertising revenues are derived from online game, wireless and other services.

Non-advertising revenues were $253.1 million and $69.7 million, or 59% and 37% of total revenues for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, non-advertising revenues consisted of revenues from online game of $201.8 million, from wireless of $47.0 million and from other services of $4.3 million. For the year ended December 31, 2007, non-advertising revenues consisted of revenues from online game of $42.1 million, from wireless of $26.3 million and from other services of $1.3 million.

Online game. Our online game revenues are mainly derived from two MMORPGs, titled TLBB and BO. TLBB, launched on May 9, 2007, is our first in-house developed online game. BO was licensed from a Beijing-based independent game development studio and launched in October 2004. We paid a one-time license fee in 2004 and we paid royalties until June 30, 2008 based on the revenues from the game. In 2007, we obtained the rights to the source codes of BO, and we own all enhancements and developments we make to BO.

For the year ended December 31, 2008, online game revenues increased by $159.7 million to $201.8 million as compared to $42.1 million for the year ended December 31, 2007. This was primarily due to the revenue growth of TLBB after its commercial launch in May 2007, with total revenue of $188.9 million in 2008, representing 94% of total online game revenues, as compared with $35.2 million in 2007. As of December 31, 2008, the total registered accounts of TLBB had reached 44.7 million. In 2008, peak concurrent users of TLBB were approximately 738,000 for the year ended December 31, 2008.

The following table sets forth revenue derived from TLBB in China and related operating data:

	Three Months Ended
	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 30, 2008
TLBB revenue (US$’000)	$51,540	$48,278	$43,350	$38,493
APA (in thousands)*	1,822	1,860	1,684	1,387
ARPU (in RMB)**	193	178	179	199

Notes:

*	Quarterly APA, or quarterly active paying accounts, is the aggregate number of accounts from which game points are utilized at least once during the quarter, our definition of APA may not be comparable to similarly titled measures presented by other online game companies.
**	Quarterly ARPU, or quarterly revenue per active paying accounts, is our online game revenues during the quarter divided by the quarterly active paying accounts of TLBB during the quarter; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

We started licensing our game TLBB to operators outside of the PRC in 2007. We began generating overseas licensing revenues from TLBB in Vietnam in August 2007 and in Taiwan and Hong Kong in April 2008. For the years ended December 31, 2008 and 2007, our overseas licensing revenues were $7.2 million and $345,000, respectively. In addition, in 2008, we licensed TLBB in Malaysia and Singapore, and expect to begin generating revenues in Malaysia and Singapore in the second half of 2009.

For the year ended December 31, 2008, our online game revenues from BO was $12.9 million, representing 6% of total online game revenues, as compared with $6.9 million for the year ended December 31, 2007. For the year ended December 31, 2008, we had approximately 159,000 active paying accounts for BO, and peak concurrent users of BO were approximately 95,000.

The following table sets forth game operations revenues from BO and the related operating data for the game in China for the periods indicated:

	Three Months Ended
	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008
BO revenue (US$’000)	$4,870	$3,615	$2,380	$2,081
APA (in thousands)*	159	146	123	127
ARPU (in RMB)**	209	169	135	116

*	Quarterly APA, or quarterly active paying accounts, is the aggregate number of accounts from which game points are utilized at least once during the quarter, our definition of APA may not be comparable to similarly titled measures presented by other online game companies.
**	Quarterly ARPU, or quarterly revenue per active paying accounts, is our online game revenues during the quarter divided by the quarterly active paying accounts of BO during the quarter; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

Substantially all of our online game revenues are collected through sale of our prepaid game cards, which we sell in both virtual and physical forms, to third party distributors and retailers, and through online sale of game points directly to game players. We account for proceeds from sale of prepaid game cards from distributors or retailers as receipts in advance from customers in our consolidated balance sheet, prior to activation or charge of the prepaid cards. Once a prepaid game card is activated or charged, to a specific game account, we account for related amounts as deferred revenues. We account for proceeds from online sale of game points directly to game players as deferred revenues.

As of December 31, 2008, we had receipts in advance from distributors of $15.4 million and deferred revenues of $5.3 million, as compared with $6.1 million and $2.1 million respectively, as of December 31, 2007.

Wireless. Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Because of restrictions on foreign companies operating in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our fees from customers. Our VIEs collect the fees from the operators and we then transfer the fees to our subsidiaries on a periodic basis. There was no material impact in 2008 on our revenues or margins from our reliance on these related party arrangements. Our wireless services include news, weather forecast, chatting, entertainment information, ring tone, and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the year ended December 31, 2008, we ordinarily charged monthly fees ranging from approximately $0.070 to $4.187 and per message/download fees ranging from approximately $0.007 to $0.586.

For the year ended December 31, 2008, our wireless revenues increased by $20.7 million to $47.0 million as compared to $26.3 million for the year ended December 31, 2007, primarily due to an increase of $11.4 million in SMS revenues, an increase of $4.9 million in RBT revenues, an increase of $3.2 million in MMS revenues, and an increase of $3.3 million in WAP and IVR revenues, which was netted off by certain business tax provision of $2.1 million made in the three months ended June 30, 2008. The increase in wireless revenues was primarily due to successful product distribution programs, and a stable regulatory and business environment throughout the year.

Others. Our other services mainly consist of office space rental income, sales of software to third parties, provision of applications service provider (or ASP) services and construction of websites. For the years ended December 31, 2008 and 2007, revenues for other services were $4.3 million and $1.3 million, respectively. The increase of revenue was primarily due to some government projects and a new corporation project with one of China’s leading mobile network operators.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $107.3 million and $64.8 million for the years ended December 31, 2008 and 2007, respectively.

Cost of Advertising Revenues

Cost of advertising revenues increased by $21.8 million to $66.2 million for the year ended December 31, 2008 as compared to $44.4 million for the year ended December 31, 2007.

Brand advertising. Cost of brand advertising revenues includes personnel cost and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $59.4 million and $38.7 million for the years ended December 31, 2008 and 2007, respectively. The increase of $20.7 million consisted of a $8.5 million increase in content purchases, a $5.7 million increase in personnel expense, a $3.3 million increase in bandwidth leasing cost to our expanded business, a $1.4 million increase in depreciation expense, a $0.8 million increase in travel and entertainment, a $0.8 million increase in cost of sales and a $0.2 million increase in other costs. Our brand advertising gross margin was both 65% for the years ended December 31, 2008 and 2007.

Sponsored search. Cost of sponsored search revenues consists primarily of relevant depreciation of servers and computer equipment, bandwidth leasing costs, payments to our Website Alliance, personnel costs and data collection costs. Cost of sponsored search revenues was $6.8 million for the year ended December 31, 2008 as compared to $5.6 million for the year ended December 31, 2007. The increase in cost of sponsored search revenues resulted from an increase of $1.2 million in relevant depreciation and bandwidth leasing costs and an increase of $0.3 million in payment to Website alliances, which is offset by a decrease of $0.3 million in other costs. Our sponsored search gross margin for the years ended December 31, 2008 and 2007 was a negative 2% and 21%, respectively. The decrease was mainly due to lower revenue and higher server depreciation and bandwidth leasing costs in relation to the traffic growth of Sogou in 2008.

Cost of Non-advertising Revenues

Cost of non-advertising revenues was $41.1 million and $20.4 million for the years ended December 31, 2008 and 2007, respectively.

Online game. Cost of online game revenues primarily consists of personnel cost relating to the operation of the games, PRC business tax and VAT that AmazGame pays on the revenues that it derives from its contractual arrangements with Gamease, bandwidth leasing costs, depreciation of servers and computer equipment and revenue-based royalty payments to game developers of licensed games. Cost of online game revenues was $14.6 million for the year ended December 31, 2008 as compared to $7.1 million for the year ended December 31, 2007. The increase of $7.5 million consisted of a $2.8 million increase in personnel expense, a $2.2 million increase in PRC business tax and VAT that AmazGame paid on the revenues that it derived from its contractual arrangements with Gamease, a $2.1 million increase in bandwidth leasing and communication costs and depreciation of servers and computer equipment, and $0.4 million increase in other costs. All of the changes were primarily due to the growth of TLBB and its operation for the full year ended December 31, 2008.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party providers for promotion services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues increased by $12.2 million to $24.5 million for the year ended December 31, 2008, as compared to $12.3 million for the year ended December 31, 2007. The increase in cost of wireless revenues resulted from an increase of $8.0 million in relation to payments to third party wireless service alliances and content providers and an increase of $4.2 million in collection charges and transmission charges paid to mobile network operators. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.003 to $0.029 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 10% to 70% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the year of 2008. Our wireless gross margins were 48% and 53% for the years ended December 31, 2008 and 2007, respectively.

Others. Cost of revenues for other services, was $2.0 million and $939,000 for the years ended December 31, 2008 and 2007, respectively. Cost of revenues for other services mainly consists of personnel and other expenses in connection with sales of software, provision of ASP services and construction of websites. The $1.1 million increase was mainly due to a $0.5 million increase in software purchase, a $0.4 million increase in server depreciation and bandwidth leasing costs, and a $0.2 million increase in other costs.

Product Development Expenses

Product development expenses increased by $24.3 million to $49.7 million for the year ended December 31, 2008, as compared to $25.4 million for the year ended December 31, 2007. The increase was primarily due to a $18.7 million increase in personnel expenses resulting from an increase in headcount, salaries and bonuses, a $3.9 million increase in share-based compensation expense under SFAS 123(R), a $1.0 million increase in travel and entertainment, a $0.9 million increase in depreciation of servers and computer equipment and bandwidth leasing expenses, and a $0.9 million increase in other expenses, offset by a $1.1 million decrease in license fee.

Sales and Marketing Expenses

Sales and marketing expenses increased by $37.2 million to $84.7 million for the year ended December 31, 2008, as compared to $47.5 million for the year ended December 31, 2007. The increase primarily consisted of a $26.0 million increase in advertising and promotion expenses, which was mainly due to the relevant marketing expenses surrounding the Beijing 2008 Olympic Games, a $7.7 million increase in personnel expenses resulting from an increase in headcount, salaries and sales commission, a $1.4 million increase in travel and entertainment expenses, a $1.4 million increase in communication expenses, a $1.2 million increase in facilities expenses, a $0.8 million increase in depreciation of servers and computer equipment and a $0.1 million decrease in other expenses, offset by a $1.2 million decrease in bad debt expenses.

General and Administrative Expenses

General and administrative expenses increased by $5.3 million to $22.7 million for the year ended December 31, 2008, as compared to $17.4 million for the year ended December 31, 2007. The increase was primarily due to a $2.4 million increase in personnel expenses, a $1.4 million increase in professional fee, a $1.0 million increase in travel and entertainment expenses, a $0.6 million increase in facilities expenses, a $0.4 million increase in office and training expense, and a $0.5 million increase in other expenses, offset by a $1.0 million decrease in share-based compensation expense under SFAS 123(R).

Amortization of Intangible Assets

Amortization of intangible assets was $0.8 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively, which were mainly related to the acquisitions of the 17173.com, Focus.cn, GoodFeel and Go2Map.

Share-based Compensation Expense

Share-based compensation expense included in costs and expenses includes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	$1,238	$1,678	$1,501
Product development expenses	6,749	2,805	1,929
Sales and marketing expenses	896	1,541	1,633
General and administrative expenses	1,737	2,762	1,876

Total Share-based compensation expense	$10,620	$8,786	$6,939

Share-based compensation expenses included in our financial statements include expenses related to share-based awards of Sohu.com Inc, and Changyou, a subsidiary set up to own and operate our online game business.

1) Sohu.com Inc Share Awards

Our 2000 Stock Incentive Plan provides for the issuance of up to 9,500,000 shares of Sohu.com Inc.’s common stock. As of December 31, 2008, 1,053,059 shares were available for grant under the plan. The total share-based compensation in related to Sohu.com Inc. share awards recognized in the consolidated income statements during the years ended December 31, 2008, 2007 and 2006 were $5.8 million, $8.8 million and $6.9 million, respectively. As of December 31, 2008, there was $4.6 million of unrecognized compensation expense related to unvested options and restricted stock units.

2) Changyou Share Awards

In March 2005, Sohu formed an indirect subsidiary, Beijing Fire Fox, to carry out game development, and granted to an employee a contingent right to receive a payment equal to 25% of the value of Beijing Fire Fox upon the occurrence of certain events. As the substance of this arrangement is similar to the grant of an option, this arrangement was accounted for as share-based compensation under APB 25. The amount of compensation to be recorded is based upon the intrinsic value on the grant date, which was determined based on its fair market value. As of the date of grant, the intrinsic value was determined to be zero. We later agreed with the employee that his contingent right in Beijing Fire Fox would be modified to provide to the employee an equity interest in Changyou, a subsidiary set up to own and operate our online game business, in lieu of the contingent right.

In January 2008, Sohu communicated to and agreed with the employee that the equity interest granted to him consisted of 700,000 ordinary shares and 800,000 restricted shares in Changyou, which represent approximately 7% and 8% of the fully diluted equity interest of Changyou. The restricted shares included, as a condition of vesting, the completion of an initial public offering by Changyou on an internationally recognized stock exchange, and also were subject to a vesting schedule. In addition, the employee will not be entitled to participate in any distributions by Changyou, on his ordinary shares and restricted shares, until the earlier of its completion of an initial public offering or February 2012. In April 2008, Changyou modified the vesting conditions of the restricted shares to provide for vesting over a four-year period commencing on February 1, 2008, with no condition that an initial public offering be completed.

The difference between the fair values, or the Incremental Fair Value, of the 700,000 ordinary shares and 800,000 restricted shares granted to the employee and his contingent right in Beijing Fire Fox was accounted for as share-based compensation. Because the terms of the issuance of the ordinary shares and restricted shares had been approved and were communicated to and agreed with the employee as of January 2, 2008, this was considered the grant date under US GAAP and, accordingly, the Incremental Fair Value was determined as of that date. The portion of the Incremental Fair Value related to the 700,000 ordinary shares, equal to $1.8 million, was recognized as share-based compensation expense in product development expenses for the three months ended March 31, 2008. As result of the modification of the vesting terms of the 800,000 restricted shares in April 2008, the portion of the Incremental Fair Value related to those shares, equal to $7.0 million, was determined as of that date and is accounted for as share-based compensation over the vesting period starting from the date of the modification, following the accelerated basis of attribution. Share based compensation expense relating to the 800,000 restricted shares for the year ended December 31, 2008 was $3.0 million and recognized in product development expenses. The Incremental Fair Values were determined using the discounted cash flow method.

In April 2008, Sohu approved and communicated to other employees of Changyou the grants of an aggregate of 180,000 restricted shares and 94,000 restricted share units of Changyou, which are settleable in Changyou’s ordinary shares upon vesting. These restricted shares and restricted share units are subject to vesting over a four-year period commencing February 1, 2008 and are subject to a completion of an initial public offering of Changyou. The grant date fair value of the awards will be recognized in the consolidated statement of operations starting from the date when those vesting conditions become probable.

The total share-based compensation in related to Changyou share awards recognized in the consolidated income statements during the years ended December 31, 2008, 2007 and 2006 were $4.8 million, nil and nil, respectively. As of December 31, 2008, there was $9.4 million of unrecognized compensation cost related to unvested restricted shares and restricted share units of Changyou granted to the aforementioned employees of Changyou.

We determined the fair values of the ordinary shares of one of our subsidiaries, Changyou, as of the January 2008 and April 2008 grant dates, relying in part on a report prepared by a qualified professional appraiser, and determining the fair value required us to make complex and subjective judgments regarding its projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

Because at the time of the grants our MMORPG business was at a different stage of its product life cycle than that of the publicly-listed companies in the online game industry, we concluded that a market comparison approach would not have been meaningful in determining the fair value of Changyou’s ordinary shares. As a result, we and the professional appraiser used the income approach/discounted cash flow method to derive the fair values. We applied the discounted cash flow, or DCF, analysis based on its projected cash flow using management’s best estimate as of the respective valuation dates. The projected cash flow estimate included, among other things, an analysis of projected revenue growth, gross margins, effective tax rates, capital expenditures and working capital requirements. The income approach involves applying appropriate discount rates, based on earnings forecasts, to estimated cash flows. The assumptions we used in deriving the fair value of its ordinary shares were consistent with the assumptions used in developing our online game business plan, which included no material changes in the existing political, legal, fiscal and economic conditions in China; our ability to recruit and retain competent management, key personnel and technical staff to support our ongoing operations; and no material deviation in industry trends and market conditions from economic forecasts. These assumptions are inherently uncertain and subjective. The discount rates reflect the risks our management perceived as being associated with achieving the forecasts and are based on our estimated cost of capital, which was derived by using the capital asset pricing model, after taking into account systemic risks and company-specific risks. The capital asset pricing model is a model for pricing securities that adds an assumed risk premium rate of return to an assumed risk-free rate of return. Using this method, we determined the appropriate discount rates to be 22% as of the January 2008 valuation date and 23% as of the April 2008 valuation date.

We also applied a discount for lack of marketability, or DLOM, to reflect the fact that, at the time of the grants, Changyou was a closely-held company and there was no public market for its ordinary shares. To determine the discount for lack of marketability, we and the professional appraiser used the Black-Scholes option pricing model. Pursuant to the Black-Scholes option pricing model, we used the cost of a put option, which can be used to hedge the price change before a privately held share can be sold, as the basis to determine the discount for lack of marketability. Based on the foregoing analysis, we used a DLOM of 19% to discount the value of Changyou ordinary share as of the January 2008 and April 2008 valuation dates. Because there was no evidence to indicate that there would be a disproportionate return between majority and minority shareholders, we did not apply a minority discount.

Operating Profit

As a result of the foregoing, our operating profit increased by $131.1 million to $163.8 million for the year ended December 31, 2008, as compared to $32.7 million for the year ended December 31, 2007. The operating profit for the years ended December 31, 2008 and 2007 included $10.6 million and $8.8 million, respectively, for share-based compensation expense recorded under SFAS 123(R).

Other Income (Expense)

For the year ended December 31, 2008, other expense of $535,000 consisted of charitable donations of $573,000 made for the Sichuan Earthquake in May 2008, offset by $38,000 miscellaneous income. For the year ended December 31, 2007, other income of $887,000 consisted of $561,000 gain from disposal of interest in an associate, $503,000 of certain tax refund and $71,000 miscellaneous income, offset by the amortization of $248,000 of the offering costs of our zero coupon convertible senior notes issued in July 2003.

Interest Income and Exchange Difference

For the year ended December 31, 2008, interest income and exchange difference were $4.3 million, comprising interest income of $4.4 million and exchange loss of $0.1 million. For the year ended December 31, 2007, interest income and exchange difference was $2.8 million, comprising interest income of $2.6 million and exchange gain of $0.2 million.

Income Tax Expense

For the year ended December 31, 2008, income tax expense was $9.0 million as compared to $1.5 million for the year ended December 31, 2007.

Most of our income is earned by our China-based subsidiaries and VIEs. Prior to January 1, 2008, our subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, enterprises were subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Under the previous income tax laws and rules, New Technology Enterprises could enjoy a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. Our China-based subsidiaries and VIEs, Sohu Era, Sohu Media, Sogou Technology, Sohu Internet and Sogou Information, were qualified as New Technology Enterprises under the previous income tax laws and rules.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulation Implementing Regulations for the PRC Corporate Income Tax Law. The law and regulation went into effect on January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. New Technology Enterprises will still enjoy a favorable tax rate of 15%.

The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for enterprises which were qualified as “New Technology Enterprises” under the previous income tax laws and were established before March 16, 2007, if they continue to meet the criteria for New Technology Enterprises after January 1, 2008. The grandfather provision allows these enterprises continue to enjoy their unexpired tax holiday provided by the previous income tax laws and rules.

In the year of 2008, Sohu Era, Sohu Media and Sogou Technology have been qualified as New Technology Enterprises under the new Corporate Income Tax Law, and they can enjoy their unexpired tax holidays.

In addition, the Corporate Income Tax Law and the Notice on Several Preferential Policies in Respect of Enterprise Income Tax (issued by the Ministry of Finance and State Administration of Taxation on Feb 22, 2008) provide that “Software Enterprise” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% tax reduction to rate of 12.5% for the subsequent three years. Our PRC subsidiary and VIE of our online game business, AmazGame and Gamease, are qualified as Software Enterprises, and this status began to apply in 2008. We were informed by the relevant tax bureau that both AmazGame and Gamease will be subject to a 0% income tax rate for the full year 2008 and a 50% tax reduction to a rate of 12.5% from fiscal 2009 to fiscal 2011. Thus, we adopted a 0% tax rate for the year ended December 31, 2008. Despite the fact that both AmazGame and Gamease were subject to a 0% tax rate, they were still required by the relevant tax bureau to prepay income tax at the statutory rate of 25% for the first three quarters of 2008, which amounted to $18.9 million. We were not required to prepay income tax for the fourth quarter of 2008. In January 2009, we received a full refund of such prepaid income tax from the relevant tax authorities.

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. All of our China-based subsidiaries will be subject to the withholding tax on January 1, 2008, and all of our China-based subsidiaries except Sogou Technology and New Software, are invested by immediate foreign holding companies in Hong Kong. In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and we accrued a withholding tax of approximately $5.0 million based on 5% withholding tax rate.

Sohu.com Inc. is incorporated in the United States. Income earned by Sohu.com Inc. and potential taxable income is subject to U.S. taxation at 34% or 35%. For the foreseeable future, we anticipate the major source of income earned in the United States and subject to United States taxation to be interest income. If dividends are paid by other non-U.S. subsidiaries to Sohu.com Inc., the dividends would be taxed at Sohu.com Inc.’s rate of taxation, which is 34% or 35% (as reduced by any applicable “deemed-paid” foreign tax credits for foreign income taxes paid by such subsidiaries). For the foreseeable future, we do not intend our non-U.S. subsidiaries to pay dividends to Sohu.com Inc.

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition was accounted for as a purchase business combination and the results of operations from the acquisition date have been included in our consolidated statements of operations, resulting in minority interests of $51,000 and $47,000 for the years ended December 31, 2008 and 2007, respectively.

Net Income from Continuing Operations

For the year ended December 31, 2008, income from continuing operations was $158.6 million, as compared to $35.0 million for the year ended December 31, 2007.

Loss from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the year ended December 31, 2008, no loss was generated from discontinued e-commerce operations, as compared to $20,000 loss for the year ended December 31, 2007.

Net Income

As a result of the foregoing, we had net income of $158.6 million for the year ended December 31, 2008, as compared to net income of $34.9 million for the year ended December 31, 2007. The net income for the years ended December 31, 2008 and 2007 included $10.6 million and $8.8 million of share-based compensation expense recorded under SFAS 123(R).

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

Advertising Revenues

Advertising revenues are derived from brand advertising and sponsored search.

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

Brand advertising. Brand advertising revenues increased by $33.1 million to $112.1 million for the year ended December 31, 2007 as compared to $79.0 million for the year ended December 31, 2006. The increase of revenues in 2007 was attributable to increase of number of advertisers and increase of price. The increase of $33.1 million from 2006 to 2007 consisted of: (i) a $17.1 million increase from advertisers who advertised with us during the year ended December 31, 2007 but did not advertise on our Websites during the year ended December 31, 2006; (ii) a $37.5 million increase in revenues from the advertisers who advertised with us in 2006 and continued to do so in 2007; and (iii) a $21.5 million decrease in revenues as some of the advertisers who advertised with us during the year ended December 31, 2006 did not advertise on our Websites during the year ended December 31, 2007. We had approximately 1,070 advertisers in 2007 as compared to 850 advertisers in 2006. Sales to our five largest advertisers comprised both 14% of total brand advertising revenues for the years ended December 31, 2007 and 2006, respectively. No single advertiser accounted for more than 10% of total brand advertising revenues for the years ended December 31, 2007 and 2006. Our advertising customers consisted primarily of companies within automobile, real estate, online game, information technology, financial services and fast moving consumer goods industries. The fastest growing sectors for brand advertising were online game, fast moving consumer goods and financial services industries in 2007. As of December 31, 2007 and 2006, we had $1.4 million and $2.2 million of receipts in advance from advertisers, respectively. No revenues from advertising-for-advertising barter transactions were recognized.

For the years ended December 31, 2007 and 2006, we recorded brand advertising revenues of approximately $962,000 and $42,000, respectively, from Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing), which is also known as NetDragon Websoft Inc., in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement which is to expire in November 2009. Fujian Tian Qing was the owner of 17173.com Website prior to our acquisition of 17173.com from them.

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

Non-advertising Revenues

Non-advertising revenues are derived from online game, wireless and other services.

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

Online game. Our online game revenues are mainly derived from two game titles, TLBB and BO. TLBB is our first in-house developed online game and was launched on May 9, 2007. BO was licensed from a local independent game development studio and was launched in October 2004.

For the year ended December 31, 2007, online game revenues increased by $33.6 million to $42.1 million as compared to $8.5 million for the year ended December 31, 2006. This was primarily due to the commercial launch of TLBB in May 2007, with total revenue of $35.2 million in 2007, representing 84% of total online game revenues. As of December 31, 2007, the total registered accounts of TLBB had reached 23 million. Peak concurrent users of TLBB had exceeded 500,000 for the year ended December 31, 2007.

The following table sets forth revenue derived from TLBB in China and related operating data:

	Three Months Ended
	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007
TLBB revenue (US$’000)	$21,757	$10,794	$2,256
APA (in thousands)*	1,096	690	209
ARPU (in RMB)**	147	118	82

Notes:

*	Quarterly APA, or quarterly active paying accounts, is the aggregate number of accounts from which game points are utilized at least once during the quarter, our definition of APA may not be comparable to similarly titled measures presented by other online game companies.
**	Quarterly ARPU, or quarterly revenue per active paying accounts, is our online game net revenues during the quarter divided by the quarterly active paying accounts of TLBB during the quarter; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

The success of TLBB in China has enabled us to license the game in the overseas market. In August 2007, we licensed TLBB to an operator in Vietnam. For the year ended December 31, 2007, we recorded revenues of $345,000 for the license fees and usage-based royalties from this arrangement.

Substantially all of our online game revenues are collected through sale of our prepaid game cards, which we sell in both virtual and physical form, to third party distributors and retailers, and through online sale of game points directly to game players. We account for proceeds from sale of prepaid game cards from distributors as receipts in advance from customers in our consolidated balance sheet, prior to their activation or charge of the prepaid cards. Once a prepaid game card is activated or charged to a specific game account, we account for related amounts as deferred revenues.

As of December 31, 2007, we had receipts in advance from customers of $6.1 million and deferred revenues of $2.1 million, as compared with $0.7 million and $0.3 million, respectively, as of December 31, 2006.

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

COSTS AND EXPENSES

Prior to 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, we recorded all such costs and expenses in product development expenses in the statements of operations. In 2007, in order to better present operating results and to enhance comparability with industry peers, we reclassify expenses in relation to game operations, mainly salary and benefits of game masters, from product development expenses to cost of online game revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified. Such reclassification amounted to $1.3 million for the year ended December 31, 2006.

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

Online game. Cost of online game revenues primarily consists of personnel costs relating to the operation of the games, bandwidth leasing costs, revenue sharing with the game developers of BO and Knight Online (or KO) and depreciation of servers and computer equipment. Cost of online game revenues was $7.1 million for the year ended December 31, 2007 as compared to $3.9 million for the year ended December 31, 2006. The increase in cost of online game revenues was mainly due to increased server depreciation and bandwidth leasing costs due to the launch of TLBB, and increase of personnel costs relating to operation of TLBB. Our online game gross margins were 83% for the year ended December 31, 2007 as compared to 54% for the year ended December 31, 2006. The increase primarily represents contribution from TLBB.

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

Other Income (Expense)

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

Interest Income and Exchange Difference

Interest income and Exchange Difference includes net interest income and foreign currency exchange gains. For the year ended December 31, 2007, interest income was $2.8 million as compared to $3.2 million for the year ended December 31, 2006. The decrease was mainly due to the repayment of our convertible notes of $58.5 million in July, which decreased the average cash balance for the year.

Income Tax Expense

For the year ended December 31, 2007, income tax expense was $1.5 million as compared to $1.6 million for the year ended December 31, 2006.

Minority Interests

On October 31, 2006, we completed the acquisition of a 70% interest in 21 East HK and 21 East Beijing (collectively “21 East”), an entertainment company. The acquisition was accounted for as a purchase business combination and the results of operations from the acquisition date are included in our consolidated statements of operations, resulting in minority interests of $47,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively.

Net Income from Continuing Operations

For the year ended December 31, 2007, income from continuing operations was $35.0 million, as compared to $26.7 million for the year ended December 31, 2006.

Loss from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the year ended December 31, 2007, loss from discontinued e- commerce operations was $20,000, as compared to $841,000 for the year ended December 31, 2006.

Net Income

As a result of the foregoing, we had net income of $34.9 million for the year ended December 31, 2007, as compared to net income of $25.9 million for the year ended December 31, 2006. The net income for the years ended December 31, 2007 and 2006 included $8.8 million and $6.9 million of share-based compensation expense recorded under SFAS 123(R).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. We believe that there will be no material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP FAS 142-3 on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of “plain vanilla” share options in accordance with SFAS 123(R) beyond December 31, 2007. We believe there will be no material impact on our financial statements upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We believe there will be no material impact on our financial statements upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We believe there will be no material impact on our financial statements upon adoption of this standard.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements (or SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2, which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We believe there will be no material impact on our financial statements upon adoption of this standard.

QUARTERLY RESULTS OF OPERATIONS

In 2007, we adjusted our reportable segments and have reclassified results of our online game segment from our other operations and reported online game results as a separate segment. Accordingly, we reclassified the revenue and cost of revenue of the online game segment for the years prior to 2007 to conform to the current year classification. Also, to better present operating results and enhance comparability with industry peers, we reclassified expenses in relation to game operations, mainly salary and benefits of game masters, from product development expense to cost of online game revenues.

Prior to 2007, most of the costs and expenses of our online games business were related to product development and research. Accordingly, we recorded all such costs and expenses in product development expenses in the statements of operations. In 2007, in order to better present operating results and enhance comparability with industry peers, we reclassified expenses in relation to game operations, mainly salary and benefits of game masters, from product development expense to cost of online game revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified.

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2008. The data has been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2008	Sept. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
	(unaudited, in thousands, except per share data)
Revenues:
Advertising:
Brand advertising	$45,024	$49,398	$41,691	$33,155	$32,166	$29,781	$26,632	$23,527
Sponsored search	1,625	1,737	1,693	1,614	1,532	1,745	1,747	2,086

Subtotal of advertising revenues	46,649	51,135	43,384	34,769	33,698	31,526	28,379	25,613

Non-advertising:
Online game	58,390	54,604	47,896	40,955	23,961	12,693	3,825	1,617
Wireless	14,804	14,483	9,166	8,593	7,341	6,832	6,588	5,576
Others	1,729	454	1,534	506	342	467	196	280

Subtotal of non-advertising revenues	74,923	69,541	58,596	50,054	31,644	19,992	10,609	7,473

Total revenues	121,572	120,676	101,980	84,823	65,342	51,518	38,988	33,086
Cost of revenues:
Advertising:
Brand advertising	15,266	19,018	13,907	11,252	11,049	10,253	9,287	8,144
Sponsored search	1,916	1,775	1,605	1,520	1,353	1,330	1,383	1,578

Subtotal of cost of advertising revenues	17,182	20,793	15,512	12,772	12,402	11,583	10,670	9,722

Non-advertising:
Online game	4,374	3,480	3,505	3,208	2,765	2,078	1,401	869
Wireless	8,063	7,064	5,480	3,931	3,238	3,311	3,175	2,610
Others	614	577	378	381	530	178	132	99

Subtotal of cost of non-advertising revenues	13,051	11,121	9,363	7,520	6,533	5,567	4,708	3,578

Total cost of revenues	30,233	31,914	24,875	20,292	18,935	17,150	15,378	13,300
Gross profit	91,339	88,762	77,105	64,531	46,407	34,368	23,610	19,786
Operating expenses:
Product development	14,424	13,012	10,798	11,479	8,395	6,875	5,494	4,679
Sales and marketing	19,500	27,643	21,408	16,140	17,186	13,573	9,457	7,290
General and administrative	7,535	4,148	4,827	6,185	5,746	4,900	3,414	3,358
Amortization of intangible assets	200	201	199	196	202	202	310	379

Total operating expenses	41,659	45,004	37,232	34,000	31,529	25,550	18,675	15,706

Operating profit	49,680	43,758	39,873	30,531	14,878	8,818	4,935	4,080
Other (expenses) income	(54)	51	(575)	43	552	575	(120)	(120)
Interest income and exchange difference	1,221	1,421	1,480	166	359	608	1,057	769

Income before income tax expense	50,847	45,230	40,778	30,740	15,789	10,001	5,872	4,729
Income tax expense (benefit)	(5,745)	4,992	577	9,185	720	322	163	282

Income from continuing operations	56,592	40,238	40,201	21,555	15,069	9,679	5,709	4,447
Minority interests	33	22	(12)	8	5	12	18	12

Net income from continuing operations	56,625	40,260	40,189	21,563	15,074	9,691	5,727	4,459
Gain (Loss) from discontinued e-commerce operations	—	1	—	(1)	(2)	(5)	(20)	7

Net income	$56,625	$40,261	$40,189	$21,562	$15,072	$9,686	$5,707	$4,466

Basic net income per share	$1.48	$1.05	$1.05	$0.57	$0.40	$0.26	$0.15	$0.12

Shares used in computing basic net income per share	38,311	38,496	38,108	37,759	37,589	37,307	36,903	36,722

Diluted net income per share	$1.45	$1.02	$1.02	$0.55	$0.39	$0.25	$0.15	$0.12

Shares used in computing diluted net income per share	39,090	39,321	39,429	39,037	39,034	38,516	39,130	38,986

LIQUIDITY AND CAPITAL RESOURCES

For the three years ended December 31, 2008, we financed our operations primarily through cash flows from operations. As of December 31, 2008, we had cash and cash equivalents, and investments in marketable debt securities totaling approximately $314.4 million, compared to $122.7 million and $129.7 million as of December 31, 2007 and 2006, respectively.

As of December 31, 2008, approximately $279 million of earnings held by our foreign subsidiaries are designated as infinitely reinvested outside the United States. If dividends are paid by our China or other non-U.S. subsidiaries to Sohu.com Inc., the dividends would be taxed at Sohu.com Inc.’s rate of taxation, which is 34% or 35% (as reduced by any applicable “deemed-paid” foreign tax credits for foreign income taxes paid by such subsidiaries). For the foreseeable future, we do not intend for the China or other non-U.S. subsidiaries to pay dividends to Sohu.com Inc.

In October, 2008, the board of directors approved a stock repurchase program of up to $150 million of Sohu’s outstanding shares of common stock until the end of 2009. During the fourth quarter of 2008, we repurchased 501,686 shares in the open market, at an average price of $39.86 for a total consideration of $20 million. We expect to continue to execute this program during the year ending December 31, 2009.

We completed a private placement on July 14, 2003 of $90.0 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to us of approximately $87.4 million after deduction of the initial purchaser’s discount and our offering expenses. The notes did not pay any interest, had a zero yield to maturity, and were convertible into Sohu’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes was initially convertible into 22.3414 shares of Sohu’s common stock. Each holder of the notes had the right, at the holder’s option, to require Sohu to repurchase all or any portion of the principal amount of the holder’s notes on July 14 in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. Sohu had the right to redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of Sohu’s common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes had been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes could require Sohu to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes. During the year ended December 31, 2005, we redeemed a portion of our zero coupon convertible senior notes with face value of $15,220,000 at a discount. During the year ended December 31, 2006, we redeemed a portion of our zero coupon convertible senior notes at a discount for $15,000,000 in aggregate face value. As of the end of the notification period associated with the July 14, 2007 repurchase date, note holders had exercised their right to require us to repurchase such notes in an aggregate principal amount of $58.5 million. We repurchased such notes on July 16, 2007. In November 2007, the majority of remaining note holders with $1,250,000 in face amount of convertible notes exercised their right to convert their notes to our common stock at a conversion price of $44.76 per share. During the year ended December 31, 2008, the remaining $6,000 of zero coupon convertible senior notes were redeemed; therefore the outstanding balance was zero as of December 31, 2008.

Our principal commitments consist of obligations under various operating leases for office facilities in Beijing, Shanghai, Guangzhou and Hong Kong. Our commitments under these leases total approximately $3.1 million, $2.8 million and $2.7 million for the years ending December 31, 2009, 2010 and 2011, respectively. We expect that capital expenditures, totaling $33.3 million in 2009 will consist of $16.7 million for purchases of servers, network equipment and software and $16.6 million for miscellaneous purchases.

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

The Chinese economy recently has experienced a slowing growth rate. This slowdown has been exacerbated by the current global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation of the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much of an impact it will have on the global economy in general or the Chinese economy. However we believe we are well positioned to weather the current economic downturn because of our status in the industry and our financial flexibility.

Although our net cash provided by operating activities might be negatively affected by general economic conditions, we believe that we will continue to generate strong cash flow from our brand advertising and online game business, which, along with our available cash, will provide sufficient liquidity and financial flexibility. We expect to rely on the cash we generate from our operations and our available cash to meet our obligations, support our operation and fund our capital expenditures over the next twelve months.

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$218,358	$91,425	$36,765
Net cash used in investing activities	(27,021)	(49,742)	(10,245)
Net cash used in financing activities	(7,390)	(47,492)	(23,801)
Effect of exchange rate change on cash and cash equivalents	7,772	3,759	2,946

Net increase (decrease) in cash and cash equivalents	191,719	(2,050)	5,665
Cash and cash equivalents at beginning of year	122,706	124,756	119,091

Cash and cash equivalents at end of year	$314,425	$122,706	$124,756

For the year ended December 31, 2008, net cash provided by operating activities was $218.4 million. This was primarily attributable to our net income of $158.6 million, adjusted by non-cash items of depreciation and amortization of $16.6 million, share-based compensation expense of $10.6 million, provision for allowance for doubtful accounts and other miscellaneous non-cash expenses of $1.6 million, and a $31.0 million decrease in working capital. For the year ended December 31, 2007, net cash provided by operating activities was $91.4 million. This was primarily attributable to our net income of $34.9 million, adjusted by non-cash items of depreciation and amortization of $12.9 million, share-based compensation expense of $8.8 million, provision for allowance for doubtful accounts of $1.7million, and a $33.4 million decrease in working capital. This increase was offset by excess tax benefits of $247,000 from share-based payment arrangements. For the year ended December 31, 2006, net cash provided by operating activities was $36.8 million. This was primarily attributable to our net income of $25.9 million, adjusted by non-cash items of depreciation and amortization of $10.0 million, share-based compensation expense of $6.9 million, provision for allowance for doubtful accounts of $1.1 million. This increase was offset by gains on early redemption of zero coupon convertible senior notes of $793,000, excess tax benefits of $431,000 from share-based payment arrangements and a $5.9 million increase in working capital.

For the year ended December 31, 2008, net cash used in investing activities was $27.0 million, and was primarily attributable to $28.7 million used in purchasing fixed assets and other assets, which was offset by a $1.7 million decrease in restricted cash. For the year ended December 31, 2007, net cash used in investing activities was $49.7 million, and was primarily attributable to $55.8 million used in purchasing fixed assets and other assets, and $1.1 million for an earn-out payment for Go2Map. This amount was partially offset by $5.0 million received as a result of the maturities of marketable debt securities, $1.7 million in proceeds from disposal of interest in an associate, and a $450,000 decrease in restricted cash. For the year ended December 31, 2006, net cash used in investing activities was $10.2 million, and was primarily attributable to the purchase of fixed assets of $11.3 million, $3.8 million for acquisition of 21 East and earn-out payment for Focus.cn, an increase in restricted cash of $3.8 million, and the addition of intangible assets and other assets of $359,000.

For the year ended December 31, 2008, net cash used in financing activities was $7.4 million, and was primarily attributable to $20.0 million used for the repurchase of our common stock, $6,000 used for redemption of our zero coupon convertible senior notes, and $0.9 million used for miscellaneous financing activities. This amount was partially offset by $13.1 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan, and $427,000 from cash contributions received form a minority shareholder. For the year ended December 30, 2007, net cash used in financing activities was $47.5 million, and was primarily attributable to $58.5 million used in redemption of zero coupon convertible senior notes. This amount was partially offset by $10.8 million cash collection from issuance of common stock upon the exercise of share-based awards granted under our stock incentive plan and $247,000 in excess tax benefits from share-based payment arrangements. For the year ended December 31, 2006, net cash used in financing activities was $23.8 million, and was primarily attributable to $15 million used for the repurchase of our common stock and $14.1 million used for early redemption of our zero coupon convertible senior notes. This amount was partially offset by $4.8 million received from the issuance of common stock upon the exercise of options granted under our stock incentive plan, and $431,000 in excess tax benefits from share-based payment arrangements.

We believe that current cash and cash equivalents will be sufficient to meet anticipated working capital (net cash used in operating activities), commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments.

Tabular Disclosure of Contractual Obligations (in thousands)

The following table sets forth our contractual obligations as of December 31, 2008:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$10,883	$3,063	$5,449	$2,371	$—
Purchase obligations	36,669	21,317	15,352	—	—

Total contractual obligations	$47,552	$24,380	$20,801	$2,371	$—

Off-balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2008, which consisted of cash and cash equivalents, restricted cash accounts, receivables, and accounts payables. The maturity of those financial instruments was less than one year and their book value approximated fair value.

(in thousands)	Denominated in
	US$	RMB	HK$	Total
Cash and cash equivalents	$85,074	$228,903	$448	$314,425
Restricted cash	1,500	1,171	—	2,671
Accounts receivable	1,908	62,405	108	64,421
Accounts payable	4,800	120,744	5,238	130,782

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the change in the consumer price index in China was 5.9%, 4.8% and 1.5% in 2008, 2007 and 2006, respectively. If inflation continues to rise, it could have a material adverse effect on our business.

INTEREST RATE RISK

The basic objectives of our investment program are to protect the invested funds from excessive risk and to provide for liquidity that is sufficient to meet operating and investment cash requirements. Our investment policy limits our investments of excess cash in high-quality corporate securities and limits the amount of credit exposure to any one issuer.

During 2008, we redeemed the remaining $6,000 zero coupon convertible senior notes, therefore we had no interest rate sensitive financial instrument as of December 31, 2008. We do not expect to be exposed to material risk due to changes in interest rates on borrowings in the foreseeable future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements which appear on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statements Schedules which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 60 of this report and is incorporated into this Item 8.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 30, 2009 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2008 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2008 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)
Equity compensation plans approved by security holders-2000 Stock Incentive Plan
Stock Options	799	$16.72
Restricted Stock Units	405	$—

Subtotal	1,204		1,053
Equity compensation plans not approved by security holders	—	—	—

Total	1,204		1,053

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2008 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2008 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(a)(2) Financial Statements Schedule

Schedule I, Condensed Financial Information of Registrant, is included on page F-30 of this report and is incorporated into this Item 15(a)(2) by reference.

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

Date: February 26, 2009

Sohu.com Inc.

By:	/s/ CAROL YU
Carol Yu
Co-President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Charles Zhang and Carol Yu, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys- in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG	Chairman of the Board of Directors and	February 26, 2009
Charles Zhang	Chief Executive Officer (Principal Executive Officer)

/s/ CAROL YU	Co-President and Chief Financial Officer	February 26, 2009
Carol Yu	(Principal Financial Officer and Principal Accounting Officer)

/s/ EDWARD B. ROBERTS	Director	February 26, 2009
Edward B. Roberts

/s/ CHARLES HUANG	Director	February 26, 2009
Charles Huang

/s/ DAVE QI	Director	February 26, 2009
Dave Qi

/s/ SHI WANG	Director	February 26, 2009
Shi Wang

/s/ JOHN DENG	Director	February 26, 2009
John Deng

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing on Page F-2 of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

February 26, 2009

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$314,425	$122,706
Accounts receivable, net	36,869	27,058
Prepaid and other current assets	27,551	7,551

Total current assets	378,845	157,315
Fixed assets, net	76,237	65,027
Goodwill	55,555	55,542
Intangible assets, net	5,654	7,041
Restricted cash	2,671	4,324
Other assets, net	2,914	1,268

Total assets	$521,876	$290,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,339	$2,667
Accrued liabilities to suppliers and agents	33,054	23,741
Receipts in advance and deferred revenue	31,446	14,139
Tax payable	18,892	6,850
Other accrued liabilities	43,051	24,210
Zero coupon convertible senior notes	—	6

Total current liabilities	130,782	71,613

Commitments and contingencies (Note 16)

Minority interests (Note 18)	5,148	7

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 38,095 and 37,715 shares issued and outstanding, respectively)	43	42
Additional paid-in capital	201,196	182,225
Treasury stock (4,638 and 4,137 shares, respectively)	(74,683)	(54,686)
Accumulated other comprehensive income	21,349	11,912
Retained earnings	238,041	79,404

Total shareholders’ equity	385,946	218,897

Total liabilities, minority interests and shareholders’ equity	$521,876	$290,517

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Advertising:
Brand advertising	$169,268	$112,106	$78,993
Sponsored search	6,669	7,110	12,765

Subtotal of advertising revenues	175,937	119,216	91,758

Non-advertising:
Online game	201,845	42,096	8,525
Wireless	47,046	26,337	32,592
Others	4,223	1,285	1,361

Subtotal of non-advertising revenues	253,114	69,718	42,478

Total revenues	429,051	188,934	134,236
Cost of revenues:
Advertising:
Brand advertising	59,443	38,733	23,211
Sponsored search	6,816	5,644	5,246

Subtotal of cost of advertising revenues	66,259	44,377	28,457

Non-advertising:
Online game	14,567	7,113	3,895
Wireless	24,538	12,334	15,441
Others	1,950	939	570

Subtotal of cost of non-advertising revenues	41,055	20,386	19,906

Total cost of revenues	107,314	64,763	48,363

Gross profit	321,737	124,171	85,873

Operating expenses:
Product development	49,713	25,443	17,651
Sales and marketing	84,691	47,506	28,532
General and administrative	22,695	17,418	13,092
Amortization of intangible assets	796	1,093	1,993

Total operating expenses	157,895	91,460	61,268

Operating profit	163,842	32,711	24,605

Other (expense) income	(535)	887	477
Interest income and exchange difference	4,288	2,793	3,216

Income before income tax expense	167,595	36,391	28,298
Income tax expense	9,009	1,487	1,579

Income from continuing operations	158,586	34,904	26,719
Minority interests	51	47	7

Net income from continuing operations	158,637	34,951	26,726
Loss from discontinued e-commerce operations	—	(20)	(841)

Net income	$158,637	$34,931	$25,885

Basic net income per share	$4.16	$0.94	$0.70

Shares used in computing basic net income per share	38,168	37,133	36,730

Diluted net income per share	$4.06	$0.90	$0.68

Shares used in computing diluted net income per share	39,117	38,919	39,105

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$158,637	$34,931	$25,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,485	9,801	5,969
Share-based compensation expense	10,620	8,786	6,939
Amortization of intangible assets and other assets	3,159	3,082	4,085
Losses on disposal of fixed assets	1,269	837	188
Provision for allowance for doubtful accounts	579	1,719	1,067
Excess tax benefits from share-based payment arrangements	—	(247)	(431)
Gains on early redemption of zero coupon convertible senior notes	—	—	(793)
Minority interests	(51)	(47)	(7)
Others	(241)	(793)	(131)
Changes in current assets and liabilities:
Accounts receivable	(8,653)	(1,977)	(5,684)
Prepaid and other current assets	(19,630)	(81)	(2,497)
Accounts payable	1,672	1,490	(506)
Tax payable	12,042	3,286	1,922
Accrued liabilities to suppliers and agents	9,313	11,440	1,700
Receipts in advance and deferred revenue	17,307	7,949	315
Other accrued liabilities	18,850	11,249	(1,256)

Net cash provided by operating activities	218,358	91,425	36,765
Cash flows from investing activities:
Purchase of fixed assets	(26,373)	(53,588)	(11,303)
Purchase of intangible assets and other assets	(2,301)	(2,218)	(359)
Decrease (increase) of restricted cash	1,653	450	(3,750)
Acquisitions, net of cash acquired	—	(1,117)	(3,833)
Proceeds from maturities of marketable debt securities	—	5,000	9,000
Proceeds from disposal of interest in an associate	—	1,731	—

Net cash used in investing activities	(27,021)	(49,742)	(10,245)
Cash flows from financing activities:
Issuance of common stock	13,103	10,785	4,830
Repurchase of common stock	(19,997)	—	(15,000)
Redemption of zero coupon convertible senior notes	(6)	(58,524)	(14,062)
Cash contribution received from a minority shareholder	427	—	—
Excess tax benefits from share-based payment arrangements	—	247	431
Other cash payments relating to financing activities	(917)	—	—

Net cash used in financing activities	(7,390)	(47,492)	(23,801)
Effect of exchange rate change on cash and cash equivalents	7,772	3,759	2,946

Net increase (decrease) in cash and cash equivalents	191,719	(2,050)	5,665
Cash and cash equivalents at beginning of year	122,706	124,756	119,091

Cash and cash equivalents at end of year	$314,425	$122,706	$124,756

Supplemental cash flow disclosures:
Cash paid for income taxes	(4,484)	(1,292)	(4)
Non-cash financing activities:
Issuance of common stock in connection with conversion of zero coupon convertible senior notes	—	1,250	—
Barter transactions	519	397	353

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Common stock:
Balance, beginning of year	$42	$41	$40
Issuance of common stock	1	1	1

Balance, end of year	43	42	41

Additional paid-in capital:
Balance, beginning of year	182,225	161,033	148,780
Issuance of common stock	13,103	12,034	4,829
Compensatory stock options	5,868	8,786	6,939
Tax benefits from stock option	—	372	485

Balance, end of year	201,196	182,225	161,033

Treasury stock:
Balance, beginning of year	(54,686)	(54,686)	(39,686)
Repurchase of common stock	(19,997)	—	(15,000)

Balance, end of year	(74,683)	(54,686)	(54,686)

Accumulated other comprehensive income:
Balance, beginning of year	11,912	5,102	2,126
Net unrealized gains on marketable debt securities	—	58	177
Foreign currency translation adjustment	9,437	6,752	2,799

Balance, end of year	21,349	11,912	5,102

Retained earnings:
Balance, beginning of year	79,404	44,473	18,588
Net income	158,637	34,931	25,885

Balance, end of year	238,041	79,404	44,473

Total stockholders’ equity	$385,946	$218,897	$155,963

Comprehensive income:
Net income	$158,637	$34,931	$25,885
Other comprehensive income:
Net unrealized gains on marketable debt securities	—	58	177
Foreign currency translation adjustment	9,437	6,752	2,799

Total comprehensive income	$168,074	$41,741	$28,861

	Number of Outstanding Shares
Common stock:
Balance, beginning of year	37,715	36,647	36,680
Issuance of common stock	881	1,068	658
Repurchase of common stock	(501)	—	(691)

Balance, end of year	38,095	37,715	36,647

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Sohu.com Inc. (the “Company” or “Sohu”), a Delaware corporation commenced operations in 1996, is a leading Internet company providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, its subsidiaries and variable interest entities (“VIEs”), offer its brand advertising, sponsored search, online game and wireless services through the Company’s Internet sites, www.sohu.com, www.sogou.com, www.17173.com, www.focus.cn, www.chinaren.com, and www.changyou.com.

Brand advertising and online game are the Company’s core businesses. For the brand advertising business, the Company provides advertisements on portal websites to advertisers that expect to build up their brand awareness online. For the online games business, the Company operates two massively multi-player online role-playing games (or MMORPGs), Tian Long Ba Bu (or TLBB) and Blade Online (or BO). TLBB is the first in-house developed MMORPG and has been one of the most popular online games in China.

Possible Initial Public Offering of Changyou

On July 28, 2008, the Company announced plans to submit on a confidential basis to the SEC a draft registration statement for an initial public offering, or IPO, of American Depositary Shares, or ADSs, representing ordinary shares of Changyou.com Limited (or Changyou), a recently-organized Cayman Islands company that is Sohu’s online games business subsidiary. The Company announced that the number and dollar amount of ADSs proposed to be offered and sold had not yet been determined.

The Company announced that Sohu’s and Changyou’s purposes for conducting the IPO, if commenced, include allowing Sohu to focus principally on its core online media, communications, search, and mobile value-added services businesses, and providing Changyou a sharper focus on the online games business and related strategic opportunities, while Sohu remained Changyou’s majority shareholder.

The Company announced that the IPO was expected to commence as market conditions permit, and was subject to Changyou’s filing with the SEC a registration statement on Form F-1 in compliance with the U.S. Securities Act of 1933, as amended, and the SEC’s declaring such registration statement effective. As of the date of this report, Changyou has not filed such a registration statement on Form F-1 with the SEC.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (or “FIN 46R”). Pursuant to FIN 46R, Beijing Century High Tech Investment Co., Ltd. (or “High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (or “Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd, or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (or “Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Fire Fox Digital Technology Co., Ltd. (or “Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd, or “Huohu”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or “Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or “Feng Yang Tian Lang”), Beijing Sogou Information Service Co., Ltd. (or “Sogou Information”) and Beijing Gamease Age Digital Technology Co., Ltd. (or “Gamease”) are VIEs of the Company and the Company is the primary beneficiary of the VIEs. Accordingly, the VIEs have been consolidated in the Company’s financial statements.

(c) Use of estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes accounting for brand advertising and sponsored search revenues, accounting for online game revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense, and income taxes and assessment of valuation allowance against deferred tax assets, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

(d) Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company derives revenue from both advertising and non-advertising sources.

i) Advertising revenues

Advertising revenues include revenues from brand advertising and sponsored search services, after deducting agent rebates and applicable business tax. Revenue from barter transactions, other than advertising-for-advertising barter transactions, is recognized based on the fair value of the nonmonetary assets acquired and the assets surrendered to obtain it. No revenues from advertising-for-advertising barter transactions were recognized.

Brand advertising contracts establish the fixed price and advertising services to be provided. Pursuant to brand advertising contracts, the Company provides advertisement placements on various Website channels and in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided and, as such, the Company considers the services to have been delivered. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon the Company’s credit assessments of its customers prior to entering into contracts, the Company determines if collectability is reasonably assured. In situations where collectability is not deemed to be reasonably assured, the company recognizes revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

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

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium-sized enterprises, sponsored search services mainly include priority placements in the Company’s search directory and pay-for-click services consisting of displaying the text-based links to the Websites of the Company’s advertisers and the Company’s Website Alliance network. The Company normally provides the priority placements services for a fixed fee over the service period of the contracts. Revenues of these services are normally recognized on a straight-line basis over the service period of the contracts. Pay-for- click services of displaying the text-based links to the Company’s advertisers’ Websites is charged on a cost per click basis, so that an advertiser pays the Company only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues from the pay-for-click services are recognized as the users click on the links.

ii) Non-advertising revenues

Non-advertising revenues include revenue principally from online game and wireless services.

The Company earns online game revenue through providing MMORPGs to players pursuant to the item-based revenue model. Under the item-based model, the basic game play functions are free of charge and players are charged for purchases of in-game virtual items. Prior to December 2006, the MMORPGs were operated under the time-based revenue model, whereby players are charged based on the time they spend playing games.

Game revenues from domestic operations are collected through sale of the Company’s prepaid cards, which it sells in both virtual and physical forms to third-party distributors.

For games which use the item-based revenue model, proceeds from sale of prepaid cards are deferred when received and revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing in which the Company records its revenues would be impacted. For games which use the time-based revenue model, the proceeds from sale of prepaid cards from distributors are deferred when received and revenue is recognized based upon the actual usage of time units by the game players.

The revenues are recorded net of business tax, discounts and rebates to distributors.

Under both the item-based and the time-based revenue models, proceeds received from sales of prepaid cards are initially recorded as receipts in advance from customers and, upon activation or charge of the prepaid cards, transferred from receipts in advance from customers to deferred revenues. As we do not have control of, and generally do not know, the ultimate selling price of the prepaid cards sold by the distributors, net proceeds from distributors form the basis of revenue recognition.

Prepaid cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards.

In contrast, once the prepaid cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. The Company is entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed.

For the years ended December 2008, 2007 and 2006, the Company recognized revenues in connection with expired un-activated prepaid cards and unused balances of activated prepaid cards in inactive account amounting to approximately $173,000, $150,000 and $380,000, respectively.

The Company enters into licensing arrangements with overseas licensees to operate its MMORPGs in other countries or territories. These licensing agreements provided for two revenue streams, namely an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amount receivable upon achieving certain sales targets. Since the Company is obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensee during the license period, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game and the additional amount is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly revenue-based royalty fee is recognized when earned, provided that collectability is reasonably assured.

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

(e) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of time deposits and investments in money market accounts stated at cost which approximates fair value.

(f) Investments in marketable debt securities

The Company invests its excess cash in certain marketable debt securities of high-quality corporate issuers. The Company’s marketable debt securities are classified as available-for-sale and are reported at fair market values with the unrealized gains or losses recorded as accumulated other comprehensive income in shareholders’ equity. Additionally, the Company assesses whether an other- than-temporary impairment loss on investments in marketable debt securities has occurred due to declines in fair value or other market conditions. Declines in fair values that are considered other than temporary are recorded as an impairment of certain equity investments in the consolidated statements of operations.

Investments in marketable debt securities with original maturities greater than twelve months when purchased are considered long- term investments. Long-term investments in marketable securities with maturities less than twelve months from the balance sheet date are recorded as current portion of long-term investments in marketable debt securities.

(g) Accounts receivable, net

The carrying amount of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its general allowance, including aging analysis, historical bad debt records, customer credit analysis and any specific known troubled accounts.

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

(i) Fixed assets and depreciation

Fixed assets, comprising computer equipment and hardware, office building, leasehold improvements, investment properties, vehicles and office furniture are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Fixed assets	Estimated useful lives (years)
Computer equipment and hardware	4
Office building	47
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Investment properties	47
Vehicles	5
Office furniture	5

(j) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs.

The Company tests goodwill for impairment at the reporting unit level (operating segment) on an annual basis as of October 1st or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of the goodwill below its carrying amount. The impairment of goodwill is determined by the Company estimating the fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company has taken into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information.

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

(l) Other assets

Other assets mainly include the prepaid content fees, prepaid license fees and rental deposits. The Company amortizes content fees and license fees over the term of the contracts. During the year ended December 31, 2007, the estimated remaining economic lives for certain other assets were shortened as a result of certain events. Accordingly, net income and earnings per share for 2007 were reduced by $1.3 million and $0.04, respectively. There was no impact of those events on net income or earnings per share for the year ended December 31, 2008.

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

The Company’s reporting currency is the US Dollar. The functional currency of the Company’s subsidiaries and VIEs in China is the Renminbi (“RMB”), and the functional currency of the Company’s subsidiaries outside China is the US Dollar. Sales and purchases and other expense transactions are generally denominated in RMB. Accordingly, assets and liabilities of the China subsidiaries are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded in a separate component of shareholders’ equity. Foreign currency translation adjustments are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity for the years presented.

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

ii) Non-advertising

Cost of online game revenues consists of salary and benefits, PRC business tax and VAT that AmazGame pays on the revenues that it derives from its contractual arrangements with Gamease, bandwidth leasing and communication costs, depreciation of computer equipment, and revenue-based royalty payments to game developers of licensed games.

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

(q) Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. Advertising expenses are charged to the statements of operations when incurred. Included in sales and marketing expenses are advertising costs of $47.4 million, $22.5 million and $10.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of options granted to employees and directors. Under the transition provisions of SFAS 123(R), the Company recognizes compensation expense on options granted prior to the adoption of SFAS 123(R) on an accelerated basis over the requisite service period, which is consistent with the methods the Company adopted when preparing pro forma information under SFAS 123. Restricted stock units are measured based on the fair market value of the underlying stock on the dates of grant. The Company recognizes the relevant share-based compensation expenses on an accelerated basis over the requisite service period, generally ranging from one to four years.

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

The Company’s assumptions were based on historical experience, with consideration to developing expectations about the future. The assumptions used in calculating the fair value of share-based awards and related share based compensation expenses represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change or different assumptions are used the share-based compensation expense could be materially different for any period.

(s) Income taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. The deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that more likely than not some portion of or all of the deferred tax assets will not be realized.

(t) Uncertain tax positions

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. For the year ended December 31, 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008, the Company did not have any significant unrecognized uncertain tax positions.

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

(w) Segment reporting

In accordance with its internal financial reporting structure, the Company has determined that its business segments constitute its primary reporting segments. Prior to 2007, the Company mainly had four reportable segments: brand advertising, sponsored search, wireless and others. In 2007, the Company adjusted its reportable segments and has reclassified results of its online game segment from its other operations and reported online game results as a separate segment. Accordingly, the Company reclassified the related revenue and cost of revenue for previous years presented to conform to the revised classification.

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

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of “plain vanilla” share options in accordance with SFAS 123(R) beyond December 31, 2007. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements (or SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2, which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

(y) Fair value measurements

On January 1, 2008, the Company adopted the Statement of Financial Accounting Standards No. 157,”Fair Value Measurements,” (or SFAS 157) for financial assets and liabilities. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No 157,” the Company elected to defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement. The carrying amount of the Company’s cash approximates their fair value due to the short maturity of those instruments. The carrying value of receivables and payables approximates their market value based on their short-term maturities. As of December 31, 2008, the initial adoption of SFAS 157 had no effect on the consolidated results of operations and financial condition.

(z) Reclassification

Prior to 2007, most of the costs and expenses of the game department were related to product development and research. Accordingly, the Company recorded all such costs and expenses in product development expenses in the statements of operations. In 2007, in order to better present operating results and enhance comparability with industry peers, the Company reclassified expenses in relation to game operations, mainly salary and benefits of game masters, from product development expense to cost of online game revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassification amounted to $1.3 million for the year ended December 31, 2006.

3. Discontinuance of E-commerce Operation

The Company discontinued its e-commerce platform of physical consumer goods on June 20, 2006, in order to focus on profitable segments. As a result of the disposal, the e-commerce business is accounted for as a discontinued operation. Accordingly, the Company’s consolidated statements of operations separate the discontinued operation for all years presented. For the year ended December 31, 2008, no gain or loss was recognized from the discontinued operation. For the years ended December 31, 2007 and 2006, revenues from the e-commerce operation amounted to $92,000 and $1.2 million, respectively. For the year ended December 31, 2007 and 2006, net loss from the e-commerce operation amounted to $20,000 and $0.8 million, respectively.

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

4. Segment Information

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company mainly operated in four principal segments: brand advertising, sponsored search, online game and wireless. In June 2006, the Company terminated its e-commerce business. Accordingly, the results of operations for e-commerce have been reclassified as loss from discontinued operation for all periods presented. In 2007, the Company adjusted its reported segments and reclassified the results of its online game segment from its other operations and now reported online game results as a separate segment. Such reclassification amounted to approximately $8.5 million in revenues, and $3.9 million in cost of revenues for the year ended December 31, 2006.

The Company does not allocate any operating expenses or assets to its brand advertising, sponsored search, online game, wireless and other segments as management does not use this information to measure the performance of the operating segments. Management does not consider share-based compensation for their segment reporting as shown in the tables as such information does not impact the decisions on resource allocation and segment performance evaluation.

The following tables present summarized information by segments (in thousands):

	Year Ended December 31, 2008
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$169,268	$6,669	$201,845	$47,046	$4,223	$429,051
Segment cost of revenues	(58,243)	(6,797)	(14,553)	(24,538)	(1,945)	(106,076)

Segment gross profit	$111,025	$(128)	$187,292	$22,508	$2,278	$322,975

Share-based compensation expense under SFAS 123(R)						(1,238)

Gross profit						$321,737

	Year Ended December 31, 2007
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$112,106	$7,110	$42,096	$26,337	$1,285	$188,934
Segment cost of revenues	(37,161)	(5,588)	(7,075)	(12,334)	(927)	(63,085)

Segment gross profit	$74,945	$1,522	$35,021	$14,003	$358	$125,849

Share-based compensation expense under SFAS 123(R)						(1,678)

Gross profit						$124,171

	Year Ended December 31, 2006
	Brand Advertising	Sponsored Search	Online Game	Wireless	Others	Total
Revenues	$78,993	$12,765	$8,525	$32,592	$1,361	$134,236
Segment cost of revenues	(21,817)	(5,158)	(3,822)	(15,441)	(551)	(46,789)

Segment gross profit	$57,176	$7,607	$4,703	$17,151	$810	$87,447

Share-based compensation expense under SFAS 123(R)						(1,574)

Gross profit						$85,873

5. Other Income (Expense)

The following table summarizes the Company’s other income (expense) (in thousands):

	Year Ended December 31,
	2008	2007	2006
Charitable donation for Sichuan earthquake	$(573)	$—	$—
Gain from disposal of interest in an associate	—	561	—
Receipts of tax refunds and reversal of certain taxes previously accrued	11	503	—
Gains on early redemption of zero coupon convertible senior notes	—	—	793
Amortization of offering costs for zero coupon convertible senior notes	—	(248)	(537)
Share of profits from investment in an associate	—	9	151
Others	27	62	70

	$(535)	$887	$477

6. Balance Sheet Components (in thousands)

	As of December 31,
	2008	2007
Cash and cash equivalents
Cash	$190,002	$84,195
Time deposits	124,423	—
Investments in money market funds	—	38,511

	$314,425	$122,706

Accounts receivable, net
Accounts receivable	$38,988	$29,114
Allowance for doubtful accounts:
Balance at beginning of year	(2,056)	(1,563)
Additional provision for bad debt	(978)	(1,925)
Write-offs	515	1,226
Cash collection	400	206

Balance at end of year	(2,119)	(2,056)

	$36,869	$27,058

Prepaid and other current assets
Corporate income tax refund receivable (Note 20)	$18,854	$—
Deferred expenses in relation to possible IPO of Changyou	1,740	—
Prepaid content and license	1,436	3,360
Employee advances	973	1,116
VAT refund receivable	879	—
Rent deposit	778	498
Prepaid professional fees	465	356
Prepaid advertising and promotion fees	221	1,247
Others	2,205	974

	$27,551	$7,551

Fixed assets, net
Computer equipment and hardware	$60,435	$44,366
Office building	40,325	34,330
Leasehold improvements	11,899	7,622
Investment properties	1,450	4,757
Vehicles	1,213	886
Office furniture	985	851

	116,307	98,812
Accumulated depreciation	(40,070)	(27,785)

	$76,237	$65,027

Other accrued liabilities
Accrued compensation and benefit	$27,348	$12,271
Contract deposits from customers	9,163	5,238
Accrued professional fees	3,658	2,828
Others	2,882	3,873

	$43,051	$24,210

7. Investment in an Associate

In August 2004, the Company made an investment of approximately $1.0 million in Beijing Pixel Software Technology Co. Ltd. (“Pixel”) to acquire 15% of its equity interest (the “Acquisition”). The Company has the right to appoint one of four members of the Board of Directors, who has the right to veto any cooperation between Pixel and competitors of the Company. The Company believes that it can exercise a significant influence on Pixel’s operations; accordingly, the investment was accounted for under the equity method. During the years ended December 31, 2007 and 2006, the Company recorded a share of profits of $9,000 and $151,000 in the consolidated statements of operations, respectively. In August 2007, the Company disposed of its 15% equity interests in Pixel to the controlling shareholders of Pixel. Accordingly, starting from September 1, 2007, Pixel ceased to be an associate of the Company.

8. Goodwill

The changes in the carrying amount of goodwill by segment are as follows (in thousands):

	Brand Advertising	Sponsored Search	Online Game	Wireless	Total
Balance as of December 31, 2006	$32,443	$6,932	$172	$15,439	$54,986
Additional contingent consideration	—	545	—	—	545
Foreign currency translation adjustment	—	—	11	—	11

Balance as of December 31, 2007	32,443	7,477	183	15,439	55,542
Foreign currency translation adjustment	—	—	13	—	13
Inter-segment transfers	196	—	(196)	—	—

Balance as of December 31, 2008	$32,639	$7,477	$—	$15,439	$55,555

As of October 1, 2008, the Company performed a goodwill impairment test by comparing the book value to the fair value of each reporting unit. Based on assessment, the fair value of each reporting unit is greater than the book value thus no impairment charge was recorded. In estimating the fair value of a reporting unit, the Company has taken into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. Going forward, the Company will continue to test goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of the goodwill below its carrying amount.

9. Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$2,343	$(2,327)	$16	$2,343	$(2,289)	$54
Trademarks and domain names	3,785	(1,397)	2,388	3,711	(1,125)	2,586
Developed technologies	1,169	(750)	419	1,160	(532)	628
Computer software	8,301	(5,498)	2,803	7,151	(4,369)	2,782
Marketing rights and others	3,631	(3,603)	28	3,426	(2,435)	991
Others	1,580	(1,580)	—	1,580	(1,580)	—

	$20,809	$(15,155)	$5,654	$19,371	$(12,330)	$7,041

As of December 31, 2008, estimated amortization expenses for future periods are expected to be as follows:

For the year ending December 31,	(in thousands)
2009	$1,447
2010	1,075
2011	784
2012	536
2013	485
Thereafter	1,327

Total expected amortization expense	$5,654

10. Restricted Cash

As of December 31, 2008 and 2007, the Company had made deposits of $2.7 million and $4.3 million, respectively, into restricted bank accounts as guarantees to meet the requirements under certain content purchase and marketing rights contracts.

11. Acquisitions

21 East

On October 31, 2006, the Company completed the acquisition of a 70% interest in 21 East Entertainment Limited (“21 East Hong Kong”) and Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) (collectively “21 East”) for consideration of $3.5 million in cash. The main purpose of the acquisition of the 70% interest in 21 East is to enable the Company to secure and develop attractive, high-quality music and content. The acquisition was accounted for as a purchase business combination and resulted goodwill of US$3.5 million and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements in accordance with SFAS 94.

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

12. Zero Coupon Convertible Senior Notes

The Company completed a private placement on July 14, 2003 of $90 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to the Company of approximately $87,350,000 after deduction of the initial purchaser’s discount of $2,250,000 and offering expenses of $400,000. The notes are a senior unsecured obligation of the Company and rank equally in right of payment with all of other unsecured and unsubordinated indebtedness of the Company. The notes do not pay any interest, have a zero yield to maturity, and are convertible into the Company’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of common stock of the Company. Each holder of the notes will have the right, at the holder’s option, to require the Company to repurchase all or any portion of the principal amount of the holder’s notes on July 14th, in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. The Company may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes has the right to require the Company to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes.

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

During the year ended December 31, 2008, the remaining $6,000 of zero coupon convertible senior notes were redeemed: therefore the outstanding balance was zero as of December 31, 2008.

13. China Contribution Plan

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the years ended December 31, 2008, 2007 and 2006, the Company contributed a total of $17.7 million, $11.2 million and $7.4 million, respectively, to these funds.

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

Since Beijing Sohu Interactive Software Co., Ltd (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd (“Go2Map Software”) and Beijing Sogou Technology Development Co., Ltd (“Sogou Technology”) under PRC GAAP, are either in an accumulated loss position or with loss in year of 2008, no appropriations have been made to the general reserve fund for the year ended December 31, 2008.

For the year ended December 31, 2005, Beijing Sohu New Era Information Technology Co., Ltd (“Sohu Era”) appropriated $1.7 million into the general reserve and the cumulative general reserve equal to 50% of its paid-in capital; therefore Sohu Era did not appropriate any additional reserve during 2006. In 2007, Sohu Era further made an appropriation of approximately $0.2 million due to its increased paid-in capital as a result of reinvestment. In 2008, since Sohu Era ended with a loss, no appropriation has been made to the general reserve fund for the year ended December 31, 2008. For the years ended December 31, 2008 and 2007, Beijing Sohu New Media Information Technology Co., Ltd (“Sohu Media”) made an appropriation of approximately $1.8 million and $3.8 million to the general reserve fund, respectively, which made the cumulative general reserve equal to 50% of its paid-in capital. For the year ended December 31, 2008, Beijing AmazGame Internet Technology Co., Ltd (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd (“Gamease”) made an appropriation of approximately $4.7 million and $0.6 million to the general reserve fund, respectively, which made the cumulative general reserve equal to 50% of their paid-in capitals. For the year ended December 31, 2007, AmazGame and Gamease, made an appropriation of approximately $0.3 million and $0.1 million to the general reserve fund, respectively. Upon certain regulatory approvals and subject to certain limitations, the general reserve fund can be used to offset prior year losses, if any, and could be converted into paid-in capital of Sohu Era, Sohu Media, Sogou Technology, AmazGame and Gamease for PRC GAAP and legal purposes. Other than the appropriations to the general reserve fund, the Company did not make any other appropriations for the years ended December 31, 2008 and 2007.

15. Concentration of Risks

The operations of the Company are substantially located in the PRC. Accordingly, investing in the shares of the Company is subject to among others, the PRC’s political, economic and legal risks.

There are no revenues from clients that individually represent greater than 10% of the total revenues for the years ended December 31, 2008, 2007 and 2006.

44% of the Company’s total revenue or 94% of the Company’s online game revenue, for the year ended December 31, 2008 was derived from a single massively multi-player online role-playing game which is named Tian Long Ba Bu, which was launched in May 2007.

Substantially all of the Company’s wireless revenues for all periods presented are derived from providing wireless services. The Company relies on two major third party mobile network operators and their subsidiaries for the billing of and collection from mobile phone users. If the annual contracts with these operators were not renewed or were terminated, the Company’s wireless business could be adversely affected. As of December 31, 2008 and 2007, $9.6 million and $4.8 million of accounts receivable balances were ultimately due from mobile network operators providing wireless services.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2008, approximately 73% of the Company’s cash and cash equivalents were held in 9 financial institutions in China, and 27% of the Company’s cash and cash equivalents were held by financial institutions in the United States, Singapore, or Hong Kong. Accounts receivable are typically unsecured, denominated in RMB, and derived from revenues earned from customers primarily located in the People’s Republic of China. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

16. Commitments and Contingencies

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability of the Company to operate an Internet business, and to conduct brand advertising, sponsored search, online game and wireless services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions that are currently in place and are unclear with respect to which segments of these industries foreign owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations on existing laws to regulate areas such as telecommunication, information and media. Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. The Company’s legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the Company’s ability to conduct business in the PRC.

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

From time to time, the Company becomes subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights in connection with the content published on our Websites. The Company provides for the amount of loss, if there is information available prior to issuance of the Company’s financial statements indicating that it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. In March 2008, the Company was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Company provided music search links and download services the violated copyrights they owned. As of December 31, 2008, the lawsuits with these four record companies were still in process.

The Company has entered in certain sponsorship agreements, under which the Company is obliged to provide advertising services and Website construction, operation and maintenance services to third parties during the contract periods.

The Company has commitments related to future minimum content and service purchases and rental payments. As of December 31, 2008, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

The following table sets forth the Company’s contractual obligations as of December 31, 2008 (in thousands):

For the year ending December 31,	Content and service purchases	Rental payments	Total minimum payments required
2009	$21,317	$3,063	$24,380
2010	15,094	2,798	17,892
2011	258	2,651	2,909
2012	—	1,480	1,480
2013	—	891	891
Thereafter	—	—	—

Total minimum payments required	$36,669	$10,883	$47,552

Contractual obligations, including content and service purchases and rental payments, were approximately $23.0 million, $19.9 million and $8.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, and were charged to the statement of operations when incurred.

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

Under contractual agreements with the Company, Dr. Zhang and other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of December 31, 2008, the aggregate amount of these loans was $11.9 million.

The following is a summary of the VIEs of the Company which have been consolidated under FIN 46R:

a)	High Century

Beijing Century High Tech Investment Co., Ltd. (or High Century) was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4.6 million. Dr. Zhang and Wei Li, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

b)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (or Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. or Hengda) was incorporated in the PRC in 2002 and engages in entertainment business in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1.2 million. Originally, High Century and Wei Li held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further comply with PRC regulations, High Century and Wei Li transferred their interests in Sohu Entertainment to Xin Wang (Belinda Wang) and Jianjun Wang, each of whom is an employee of the Company. In July 2007, Jianjun Wang transferred all his interests in Sohu Entertainment to Ye Deng, an employee of the Company. As a result, Xin Wang (Belinda Wang) and Ye Deng own 80% and 20% interests in Sohu Entertainment, respectively.

c)	Sohu Internet

Beijing Sohu Internet Information Service Co., Ltd. (or Sohu Internet) was incorporated in the PRC in 2003 and engages in Internet information, wireless and advertising services in the PRC on behalf of the Company. The original registered capital was $605,000, and High Century and Jinmei He held 80% and 20% interests in Sohu Internet, respectively. In December 2003, Sohu Entertainment made a $0.6 million investment in Sohu Internet. In April 2005, Jinmei He transferred all her interests in Sohu Internet to High Century, and High Century made a $1.2 million additional investment in Sohu Internet. As a result, the registered capital is now $2.4 million, with High Century and Sohu Entertainment holding 75% and 25% interests, respectively.

d)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (or GoodFeel) was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. The registered capital of GoodFeel is $1.2 million. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in GoodFeel, respectively. In July 2004, High Century and Sohu Internet invested $0.6 million and $0.5 million in GoodFeel, respectively, so that High Century owned 58.1% interests in GoodFeel with the remaining 41.9% interests owned by Sohu Internet. In October 2004, to further comply with PRC regulations, High Century and Sohu Internet transferred their interests in GoodFeel to Xiufeng Deng and Jing Zhou, each of whom is an employee of the Company. In August 2007, Xiufeng Deng transferred all his interests in GoodFeel to Guofeng Yue, an employee of the Company. As a result, Guofeng Yue and Jing Zhou own 58.1% and 41.9% interests in GoodFeel, respectively.

e)	Beijing Fire Fox

Beijing Fire Fox Digital Technology Co., Ltd. (or Beijing Fire Fox, also known as Beijing Huohu Digital Technology Co., Ltd. or Huohu), was incorporated in the PRC in 2005 as a subsidiary of Sohu Era, one of the indirect China-based subsidiaries of the Company. Until December 1, 2007, Beijing Fire Fox engaged in software and technology development for the online games business. The registered capital of Beijing Fire Fox is $0.1 million. Prior to January 2, 2008, an employee of the Company held a contingent right to receive a payment equal to 25% of the value of Beijing Fire Fox. The Company provided the employee with a non-interest bearing loan of $37,000 to finance his capital contribution to Beijing Fire Fox. The loan was repayable upon demand by the Company at any time or upon termination of the employment of the employee and could only be repaid through transfer of the employee’s shares in Beijing Fire Fox to a designated third party. Based on the arrangement between Sohu Era and the employee, Sohu Era was the sole and primary beneficiary of Beijing Fire Fox.

f)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (or Tu Xing Tian Xia) was incorporated in the PRC in 1999 and engages in mapping services in the PRC. The registered capital of Tu Xing Tian Xia is $0.2 million. In May 2005, in connection with the Company’s acquisition of Go2Map, the Company designated High Century and Sohu Internet as its designees to purchase the outstanding registered capital of Tu Xing Tian Xia. As a result, High Century and Sohu Internet own 56.1% and 43.9% interests in Tu Xing Tian Xia, respectively.

g)	Feng Yang Tian Lang

Beijing Feng Yang Tian Lang Advertising Co., Ltd. (or Feng Yang Tian Lang) was incorporated in the PRC in 2005 and engages in advertising services in the PRC. The registered capital of Feng Yang Tian Lang is $0.2 million. Sohu Internet and High Century each holds 50% interests in Feng Yang Tian Lang.

h)	Sogou Information

Beijing Sogou Information Service Co., Ltd. (or Sogou Information) was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. The registered capital of Sogou Information is $2.5 million. Jing Zhou and Wei Li, each of whom is an employee of the Company, each owns 50% interests in Sogou Information.

i)	Guangzhou Interactive

Guangzhou Sohu Interactive Network Technology Co., Ltd. (or Guangzhou Interactive) was incorporated in the PRC in 2006 and engages in providing Internet information services in Guangdong Province. The registered capital of Guangzhou Interactive is $0.6 million. Sohu Internet and High Century each holds a 50% interests in Guangzhou Interactive. In January 2008, Guangzhou Interactive was liquidated.

j)	Gamease

Beijing Gamease Age Digital Technology Co., Ltd. (or Gamease) was incorporated in the PRC in August 2007 and engages in Internet information services. The registered capital of Gamease is $1.3 million. Tao Wang, an employee of the Company, and another employee of the Company, own 60% and 40% interests, respectively, in Gamease.

Pursuant to FIN 46R, High Century, Sohu Entertainment, Sohu Internet, GoodFeel, Beijing Fire Fox, Tu Xing Tian Xia, Feng Yang Tian Lang, Sogou Information, Guangzhou Interactive and Gamease are VIEs, of which the Company is the primary beneficiary. Accordingly, the VIEs have been consolidated in the Company’s financial statements. As of December 31, 2008 and 2007, the above VIEs have aggregated accumulated net profit of approximately $17.1 million and $3.7 million, respectively, and have been reflected in the consolidated financial statements.

(b) Related Party Transactions

The following table summarizes related party transactions during the years ended December 31, 2008, 2007 and 2006, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Year Ended December 31,
		2008	2007	2006
Qingfan, a company controlled by Dr Zhang’s brother	Delivery services provided by Qingfan	$—	$—	$27
An investee of the Company*	Amortization of licensing fee	—	—	69
	Cost of revenues	—	949	1,761

*	This investee ceased to be a related party of the Company starting September 1, 2007, when the Company disposed its equity investment. Accordingly, since then, transactions with this party are not regarded as related party transactions.

18. Minority Interests

Minority interests in the Consolidated Balance Sheets for the year ended December 31, 2008 consist primarily of an employee’s share interests in a subsidiary, which were granted through a share-based awards arrangement. See footnote 19 (c). The employee’s share interests are not reflected in minority interests in the Consolidated Statements of Operations, because the employee’s shares are not entitled to participate in any distributions by the subsidiary until the earlier of the subsidiary’s completion of an initial public offering or February 2012. Minority interests in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 reflect the Company’s completion on October 31, 2006 of the acquisition of a 70% interest in 21 East Hong Kong and 21 East Beijing (collectively “21 East”), an entertainment company, the results of operations of which have been included in the Consolidated Statements of Operations from the acquisition date. The minority interests in 21 East are also reflected in the Consolidated Balance Sheets for the years ended December 31, 2008, 2007 and 2006.

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

(b) Treasury Stock

During the year ended December 31, 2008, the Company repurchased 501,686 shares of its common stock for total consideration of $20 million including brokerage commission, to demonstrate confidence in the health and future prosperity of the Company. During the year ended December 31, 2007, the Company did not purchase any shares of its common stock. And during the year ended December 31, 2006, the Company repurchased 690,580 shares of its common stock for total consideration of $15 million. The shares repurchased by the Company are no longer outstanding, and are being held by the Company as treasury stock. Treasury stock is accounted for under the cost method.

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

Share-based compensation expense included in costs and expenses includes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	$1,238	$1,678	$1,501
Product development expenses	6,749	2,805	1,929
Sales and marketing expenses	896	1,541	1,633
General and administrative expenses	1,737	2,762	1,876

Total Share-based compensation expense	$10,620	$8,786	$6,939

1) Sohu.com Inc. Share Awards

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance under the Company’s 2000 Stock Incentive Plan. For the year ended December 31, 2008, the Company granted 54,010 restricted stock units to its employees and directors. As of December 31, 2008, 1,053,059 shares were available for grant under the plan. The total fair value of Sohu.com Inc share awards expensed during the years ended December 31, 2008, 2007 and 2006 were $5.8 million, $8.8 million and $6.9 million, respectively.

A summary of option activity under the Company’s 2000 Stock Incentive Plan as of December 31, 2008, and changes during the year then ended, is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	1,509	$17.68	6.58	$55,610
Exercised	(698)	18.78
Forfeited or expired	(12)	17.28

Outstanding at December 31, 2008	799	16.72	5.63	$24,474

Vested at December 31, 2008 and expected to vest thereafter	776	16.66	5.60	$23,780

Exercisable at December 31, 2008	723	16.64	5.54	$22,196

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $47.34 as of December 31, 2008.

The total intrinsic value of options exercised during the year ended December 31, 2008 was $36.6 million.

A summary of restricted stock unit activity under the Company’s 2000 Stock Incentive Plan as of December 31, 2008, and changes during the year then ended, is presented below:

Restricted Stock Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2008	549	$24.65
Granted	54	81.06
Vested	(168)	26.09
Forfeited	(30)	28.16

Unvested at December 31, 2008	405	31.35

Expected to vest thereafter	283	31.36

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2008:

	Options Outstanding as of December 31, 2008			Options Exercisable as of December 31, 2008
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.86 - $1.18	38	2.58	$0.99	38	$0.99
$1.37 - $2.27	16	3.74	1.86	16	1.87
$3.85 - $7.64	55	4.01	7.62	54	7.62
$8.39	37	4.02	8.39	37	8.39
$13 - $16.84	86	5.39	15.94	76	16.01
$17 - $22.86	502	6.36	18.11	437	18.13
$23.17 - $34.51	65	4.83	32.23	65	32.23

	799			723

As of December 31, 2008, there was $0.2 million of total unrecognized compensation cost related to options for which services had not been provided. That cost is expected to be recognized over a weighted average period of 0.37 year. The total fair value of options expensed during the years ended December 31, 2008, 2007 and 2006 were $1.3 million, $2.7 million and $5.0 million, respectively.

As of December 31, 2008, there was $4.4 million of unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.02 years. Total fair value of restricted stock units expensed during the years ended December 31, 2008, 2007 and 2006 were $4.5 million, $6.1 million and $1.9 million, respectively.

There were no capitalized share-based compensation costs during the years ended December 31, 2008, 2007 and 2006.

During the year ended December 31, 2008, total cash received from the exercise of stock options amounted to $13.1 million.

2) Share Awards in a Subsidiary

In March 2005, the Company formed an indirect subsidiary, Beijing Fire Fox, to carry out game development, and granted to an employee a contingent right to receive a payment equal to 25% of the value of Beijing Fire Fox upon the occurrence of certain events. As the substance of this arrangement is similar to the grant of an option, this arrangement was accounted for as share-based compensation under APB 25. The amount of compensation to be recorded is based upon the intrinsic value on the grant date, which was determined based on its fair market value. As of the date of grant, the intrinsic value was determined to be zero. The Company later agreed with the employee that his contingent right in Beijing Fire Fox would be modified to provide to the employee an equity interest in Changyou, a subsidiary set up to own and operate its online game business, in lieu of the contingent right.

In January 2008, Sohu communicated to and agreed with the employee that the equity interest granted to him consisted of 700,000 ordinary shares and 800,000 restricted shares in Changyou, which represent approximately 7% and 8% of fully diluted equity interest of Changyou. The restricted shares included, as a condition of vesting, the completion of an initial public offering by Changyou on an internationally recognized stock exchange, and also were subject to a vesting schedule. In addition, the employee will not be entitled to participate in any distributions by Changyou, on his ordinary shares and restricted shares, until the earlier of its completion of an initial public offering or February 2012. In April 2008, Changyou modified the vesting conditions of the restricted shares to provide for vesting over a four-year period commencing on February 1, 2008, with no condition that an initial public offering be completed.

The difference between the fair values, or the Incremental Fair Value, of the 700,000 ordinary shares and 800,000 restricted shares granted to the employee and his contingent right in Beijing Fire Fox is accounted for as share-based compensation. Because the terms of the issuance of the ordinary shares and restricted shares had been approved and were communicated to and agreed with the employee as of January 2, 2008, this was considered the grant date under US GAAP and, accordingly, the Incremental Fair Value was determined as of that date. The portion of the Incremental Fair Value related to the 700,000 ordinary shares, equal to $1.8 million, was recognized as share-based compensation expense in product development expenses for the three months ended March 31, 2008. As result of the modification of the vesting terms of the 800,000 restricted shares in April 2008, the portion of the Incremental Fair Value related to those shares, equal to $7.0 million, was determined as of that date and is accounted for as share-based compensation over the vesting period starting from the date of the modification, following the accelerated basis of attribution. Share based compensation expense relating to the 800,000 restricted shares for the year ended December 31, 2008 was $3.0 million and recognized in product development expenses. The Incremental Fair Values were determined using the discounted cash flow method.

A summary of restricted shares activity, relating to the restricted shares of Changyou held by the employee as of and for the year ended December 31, 2008, is presented below:

Restricted Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2008	—	$—
Granted	800	13.57
Vested	—

Unvested at December 31, 2008	800	19.81

Expected to vest thereafter	800	19.81

As of December 31, 2008, there was $4.0 million of unrecognized compensation cost related to unvested restricted shares of Changyou granted to the employee.

In April 2008, Sohu approved and communicated to other employees of Changyou the grant of an aggregate of 180,000 restricted shares and 94,000 restricted share units of Changyou, which are settleable in ordinary shares upon vesting. These restricted shares and restricted share units are subject to vesting over a four-year period commencing February 1, 2008 and are subject to completion of an initial public offering by Changyou. The grant date fair value of the awards will be recognized in the consolidated statement of operations starting from the date when those vesting conditions become probable.

A summary of restricted shares activity in the subsidiary as of and for the year ended December 31, 2008, is presented below:

Restricted Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2008	—	—
Granted	180	$19.81
Vested	—
Forfeited	—

Unvested at December 31, 2008	180	19.81

Expected to vest thereafter	180	19.81

As of December 31, 2008, there was $3.6 million of unrecognized compensation cost related to these 180,000 unvested restricted shares of Changyou granted to employees.

A summary of restricted share units’ activity in the subsidiary as of and for the year ended December 31, 2008, is presented below:

Restricted Share Units	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2008	—	$—
Granted	94	19.81
Vested	—
Forfeited	—

Unvested at December 31, 2008	94	19.81

Expected to vest thereafter	94	19.81

As of December 31, 2008, there was $1.9 million of unrecognized compensation cost related to unvested restricted share units of Changyou granted to certain employees.

The fair values as of the January 2008 and April 2008 grant dates of restricted shares and restricted share unites were determined by relying in part on a report prepared by a qualified professional appraiser. Determining the fair value of the ordinary shares of one of its subsidiaries required complex and subjective judgments regarding its projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

Because at the time of the grants the subsidiary’s business was at a different stage of its product life cycle than that of the publicly-listed companies in the online game industry, it was concluded that a market comparison approach would not have been meaningful in determining the fair value of Changyou ordinary shares. As a result, the Company and the professional appraiser used the income approach/discounted cash flow method to derive the fair values. The Company applied the discounted cash flow, or DCF, analysis based on the subsidiary’s projected cash flow using management’s best estimate as of the respective valuation dates. The projected cash flow estimate included, among other things, an analysis of projected revenue growth, gross margins, effective tax rates, capital expenditures and working capital requirements. The income approach involves applying appropriate discount rates, based on earnings forecasts, to estimated cash flows. The assumptions the Company used in deriving the fair value of its ordinary shares were consistent with the assumptions used in developing its online game business plan, which included no material changes in the existing political, legal, fiscal and economic conditions in China; its ability to recruit and retain competent management, key personnel and technical staff to support its ongoing operations; and no material deviation in industry trends and market conditions from economic forecasts. These assumptions are inherently uncertain and subjective. The discount rates reflect the risks the management perceived as being associated with achieving the forecasts and are based on the Company’s estimated cost of capital, which was derived by using the capital asset pricing model, after taking into account systemic risks and company-specific risks. The capital asset pricing model is a model for pricing securities that adds an assumed risk premium rate of return to an assumed risk-free rate of return. Using this method, the Company determined the appropriate discount rates to be 22% as of the January 2008 valuation date and 23% as of the April 2008 valuation date.

The Company also applied a discount for lack of marketability, or DLOM, to reflect the fact that, at the time of the grants, Changyou was a closely-held company and there was no public market for its ordinary shares. To determine the discount for lack of marketability, the Company and the professional appraiser used the Black-Scholes option pricing model. Pursuant to the Black-Scholes option pricing model, the Company used the cost of a put option, which can be used to hedge the price change before a privately held share can be sold, as the basis to determine the discount for lack of marketability. Based on the foregoing analysis, the Company used a DLOM of 19% to discount the value of the Changyou’s ordinary share as of the January 2008 and April 2008 valuation dates. Because there was no evidence to indicate that there would be a disproportionate return between majority and minority shareholders, the Company did not apply a minority discount.

20. Income Taxes

The Company is subject to taxes in the United States at 34% or 35%, depending upon taxable income levels. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 16.5% and certain subsidiaries are subject to taxes in the People’s Republic of China.

Most of the Company’s income is earned by our China-based subsidiaries and VIEs. Prior to January 1, 2008, its subsidiaries in China were governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, enterprises were subject to a statutory tax rate of 33% (30% state income tax plus 3% local income tax), or 15% for certain technology enterprises, on PRC taxable income. Under the previous income tax laws and rules, New Technology Enterprises could enjoy a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The Company China-based subsidiaries and VIEs, Sohu Era, Sohu Media, Sogou Technology, AmazGame, Sohu Internet, Sogou Information and Gamease, were qualified as New Technology Enterprises under the previous income tax laws and rules.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulation Implementing Regulations for the PRC Corporate Income Tax Law. The law and regulation went into effect on January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. New Technology Enterprises will still enjoy a favorable tax rate of 15%.

The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for enterprises which were qualified as “New Technology Enterprises” under the previous income tax laws and were established before March 16, 2007, if they continue to meet the criteria for New Technology Enterprises after January 1, 2008. The grandfather provision allows these enterprises continue to enjoy their unexpired tax holiday provided by the previous income tax laws and rules.

In the year of 2008, Sohu Era, Sohu Media and Sogou Technology have been qualified as New Technology Enterprises under the new Corporate Income Tax Law, and they can enjoy their unexpired tax holidays.

In addition, the Corporate Income Tax Law provides that “Software Enterprise” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% tax reduction to rate of 12.5% for the subsequent three years. AmazGame and Gamease, PRC subsidiary and VIE of the Company’s online game business, are qualified as Software Enterprises, and this status began to apply in 2008. As informed by the relevant tax bureau, both AmazGame and Gamease will be subject to a 0% income tax rate for the full year 2008 and a 50% tax reduction to a rate of 12.5% from fiscal 2009 to fiscal 2011. Thus, both AmazGame and Gamease adopted a 0% tax rate for the year ended December 31, 2008. Despite the fact that both AmazGame and Gamease were subject to a 0% tax rate, they were still required by the relevant tax bureau to prepay income tax at the statutory rate of 25% for the first three quarters of 2008, which amounted to $18.9 million. The Company was not required to prepay income tax for the fourth quarter of 2008. In January 2009, a full refund of such prepaid income tax was received from the relevant tax authorities.

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. All of the China-based subsidiaries are invested by immediate foreign holding companies in Hong Kong, except for Sogou Technology and New Software. All the foreign invested enterprises will be subject to the withholding tax on January 1, 2008. In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and a withholding tax of approximately $5.0 million was accrued based on a 5% withholding tax rate. Except for this, since the Company intends to reinvest earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2008, the Company has not recorded any other withholding tax on the retained earnings of its foreign invested enterprises in China.

Income before income tax expense of $167.6 million, $36.4 million and $28.3 million for 2008, 2007 and 2006 mainly represented the China income. Income tax accrued for China income of 2008 is $9.0 million, including $5.0 million withholding tax which has been mentioned above. The remaining income tax expenses are mainly from the Company’s online game business.

The combined effects of the income tax exemption and reduction available to the company are as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Tax holiday effect	$48,413	$15,133	$10,478
Basic net income per share effect	1.27	0.41	0.29

The following is a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2008		2007		2006
U.S. federal statutory rate:	34%		34%		34%
Tax differential from statutory rate applicable to the subsidiaries and the VIEs	(11%	)	(2%	)	(2%	)
Effect of tax holidays applicable to the subsidiaries and the VIEs	(29%	)	(41%	)	(37%	)
Effect of withholding taxes	4%		0%		—
Change in valuation allowance for deferred tax assets	6%		14%		3%
Others	1%		(1%	)	8%

	5%		4%		6%

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss from operations	$5,957	$8,047
Net operating loss from exercise of share-based awards	18,388	10,883
Share-based compensation	1,211	1,616
Intangible assets transfer	2,403	—
Accrued bonus and commissions	2,146	—
Others	1,786	955

Total deferred tax assets	31,891	21,501
Less: Valuation allowance	(31,416)	(21,501)

Net deferred tax assets	$475	$—

Deferred tax liabilities
Intangible assets from an acquisition	$(539)	$(195)
Others	(18)	(8)

Total deferred tax liabilities	$(557)	$(203)

As of December 31, 2008, the Company had federal net operating loss (“NOL”) of approximately $42 million available to offset against future federal income tax liabilities. The U.S. NOL will expire beginning 2020. The PRC NOL will expire beginning 2009.

The Company uses the short-cut method to pool its windfall tax benefit as prescribed by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

The Company does not provide for United States federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or VIEs because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. As of December 31, 2008 and 2007, these cumulative undistributed earnings are included in consolidated retained earnings on the balance sheet and amounted to $279 million and $124 million, respectively. An estimated $94.9 million and $42.2 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2008 and 2007.

21. Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents and restricted cash approximated their fair value due to the short maturity of those instruments. The carrying values of receivables and payables also approximated their market values based on their short-term maturities.

22. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Income from continuing operations	$158,637	$34,951	$26,726
Loss from discontinued e-commerce operations	—	(20)	(841)

Net income	158,637	34,931	25,885

Effect of dilutive securities:
Amortization of offering costs for zero coupon convertible senior notes	—	248	537

Net income adjusted for dilutive securities	$158,637	$35,179	$26,422

Denominator:
Weighted average basic common shares outstanding	38,168	37,133	36,730
Effect of dilutive securities:
Stock options and restricted stock units	949	1,135	927
Zero coupon convertible senior notes	—	651	1,448

Weighted average diluted common shares outstanding	39,117	38,919	39,105

Basic income per share from continuing operations	$4.16	$0.94	$0.73
Basic loss per share from discontinued e-commerce operations	(0.00)	(0.00)	(0.03)

Basic net income per share	$4.16	$0.94	$0.70

Diluted net income per share from continuing operations	$4.06	$0.90	$0.70
Diluted loss per share from discontinued e-commerce operations	(0.00)	(0.00)	(0.02)

Diluted net income per share	$4.06	$0.90	$0.68

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(in thousands)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$20,853	$40,322
Prepaid and other current assets	572	342

Total current assets	21,425	40,664
Interests in subsidiaries and variable interest entities	391,703	266,543

	$413,128	$307,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,252	$5,116
Due to subsidiaries and variable interest entities	23,930	83,188
Zero coupon convertible senior notes	—	6

Total current liabilities	27,182	88,310

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 38,095 and 37,715 shares issued and outstanding, respectively)	43	42
Additional paid-in capital	201,196	182,225
Treasury stock (4,638 and 4,137 shares, respectively)	(74,683)	(54,686)
Accumulated other comprehensive income	21,349	11,912
Retained earnings	238,041	79,404

Total shareholders’ equity	385,946	218,897

	$413,128	$307,207

SOHU.COM INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative	3,366	5,149	4,278

Operating loss	(3,366)	(5,149)	(4,278)

Equity in profit of subsidiaries and variable interest entities	155,328	33,395	23,709
Other (expense) income	—	(248)	267
Interest income	6,675	6,941	6,270

Income before income tax expense	158,637	34,939	25,968
Income tax expense (benefit)	—	8	83

Net income	$158,637	$34,931	$25,885

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$158,637	$34,931	$25,885
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in profit of subsidiaries and variable interest entities	(155,328)	(33,395)	(23,709)
Amortization of other assets	—	248	767
Share-based compensation expense	952	1,590	784
Gains on early redemption of zero coupon convertible senior notes	—	—	(793)
Others	—	7	83
Changes in current assets and liabilities:
Due (from) to subsidiaries and variable interest entities	(64,580)	52,260	29,832
Prepaid and other current assets	(231)	122	60
Accrued liabilities	(1,860)	1,029	(3,626)

Net cash (used in) provided by operating activities	(62,410)	56,792	29,283
Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	—	5,000	9,000
Receipts from collections of loans to a subsidiary	49,841	—	—

Net cash provided by investing activities	49,841	5,000	9,000
Cash flows from financing activities:
Redemption of zero coupon convertible senior notes	(6)	(58,524)	(14,062)
Repurchase of common stock	(19,997)	—	(15,000)
Issuance of common stock	13,103	10,785	4,830

Net cash used in financing activities	(6,900)	(47,739)	(24,232)

Net (decrease) increase in cash and cash equivalents	(19,469)	14,053	14,051
Cash and cash equivalents at beginning of year	40,322	26,269	12,218

Cash and cash equivalents at end of year	$20,853	$40,322	$26,269

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.

2.	The Company records its investment in subsidiaries under the equity method of accounting as prescribed in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Such investment and long-term loans to subsidiaries are presented on the balance sheet as interests in subsidiaries and VIEs and the profit of the subsidiaries is presented as equity in profit of subsidiaries and VIEs on the statement of operations.

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

3.	As of December 31, 2008 and 2007, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

4.	For each of the years in the three-year period ended December 31, 2008, there were no cash dividends paid to the Company by its consolidated subsidiaries, VIEs or associate.

5.	Related party transactions

a)	During the year ended December 31, 2008, $5.3 million interest was principalized at a 4.8% interest rate per annum and $49.8 million of long-term loans were repaid. During the year ended December 31, 2007, interest of $5.0 million was principalized at a 6.0% interest rate per annum.

b)	As of December 31, 2008, the long-term loans to subsidiaries bore an interest rate of 5.05% per annum. As of December 31, 2008, the maturity dates for the long-term loans to subsidiaries is five years. For the years ended December 31, 2008 and 2007, the interest income from the loan amounted to $5.6 million and $5.3 million, respectively.

EXHIBIT INDEX

Exhibit No.	Description
3.1(3)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(2)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

4.1(4)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent.

4.2(8)	Indenture, dated as of July 14, 2003, between Sohu.com Inc. and The Bank of New York.

10.1(14)	2000 Stock Incentive Plan, as amended.

10.2(1)	Form of Stock Option Agreement.

10.3(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.4(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.5(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.6(5)	Loan and Share Pledge Agreement dated November 19, 2001, among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.7(6)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.8(6)	Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.9(7)	Employment Agreement, effective as of January 1, 2003, by and between Sohu.com Inc. and Charles Zhang.

10.10(9)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.11(12)	Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.12(10)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.13(17)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.14(17)	Hosting Service Agreement between Sohu Era and China Telecom.

10.15(16)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.16(16)	Moternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

10.17(16)	China Mobile and Moternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.18(11)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.19(13)	Employment Agreement, effective as of March 8, 2004, by and between Sohu.com Inc. and Carol Yu.

10.20(15)	Preliminary Agreement among Beijing Sohu New Era Information Technology Co. Ltd. and Vision Huaqing (Beijing) Development Co. Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.21(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.22(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.23(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Jianjun.

10.24(15)	Loan and Share Pledge Agreement between Sohu.com Inc. and Wang Xin.

10.25(18)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.26(18)	Hosting Service Agreement Between Sohu Era and China Telecom.

10.27(19)	Employment Agreement, effective as of March 8, 2007, by and between Sohu.com Inc. and Carol Yu.

10.28(19)	Purchasing Agreement of Real Property Between Sohu New Era and Vision Hua Qing.

10.29(20)	Employment Agreement, effective as of June 1, 2007, by and between Sohu.com Inc. and Xin Wang (Belinda).

10.30(20)	Employment Agreement, effective as of June 1, 2007, by and between Sohu.com Inc. and Yu Gong.

10.31(21)	Employment Agreement, effective as of January 1, 2009, by and between Sohu.com Inc. and Charles Zhang.

14.1(11)	Code of Ethics and Conduct.

21.1(21)	Subsidiaries of the registrant.

23.1(21)	Consent of Independent Registered Public Accounting Firm.

23.2(21)	Consent of TransAsia Lawyers, PRC Counsel.

24.1(21)	Power of Attorney (included in signature page to Form 10-K).

31.1(21)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(21)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(21)	Section 1350 Certification of Dr. Charles Zhang.

32.2(21)	Section 1350 Certification of Carol Yu.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).

(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2000.

(3)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.

(4)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.

(5)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.

(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.

(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 28, 2003.

(8)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on July 16, 2003.

(9)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.

(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

(11)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.

(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q/A filed on March 26, 2004.

(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2004.

(14)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-125960).

(15)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.

(16)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005.

(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 2, 2005.

(18)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 8, 2007.

(19)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.

(20)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007.

(21)	Filed herewith