Form 10-Q
period 2009-03-31
SOHU COM INC
filed 2009-05-11
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2009
Common stock, $.001 par value	38,250,820

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$373,166	$314,425
Accounts receivable, net	43,782	36,869
Prepaid and other current assets	15,414	27,551

Total current assets	432,362	378,845
Fixed assets, net	76,225	76,237
Goodwill	55,555	55,555
Intangible assets, net	5,410	5,654
Restricted cash	375	2,671
Other assets, net	2,847	2,914

Total assets	$572,774	$521,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,202	$4,339
Accrued liabilities to suppliers and agents	29,762	33,054
Receipts in advance and deferred revenue	29,129	31,446
Tax payables	25,505	18,892
Other accrued liabilities	44,416	43,051

Total current liabilities	133,014	130,782

Commitments and contingencies (Note 8)

Shareholders’ equity
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 38,251 and 38,095 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	204,590	201,196
Treasury stock (4,638 shares)	(74,683)	(74,683)
Accumulated other comprehensive income	21,331	21,349
Retained earnings	282,636	238,041

Total Sohu.com Inc. shareholders’ equity	433,917	385,946

Noncontrolling interest (Note 9)	5,843	5,148

Total shareholders’ equity	439,760	391,094

Total liabilities and shareholders’ equity	$572,774	$521,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Advertising:
Brand advertising	$39,074	$33,155
Sponsored search	1,562	1,614

Subtotal of advertising revenues	40,636	34,769

Non-advertising:
Online game	61,607	40,955
Wireless	13,378	8,593
Others	117	506

Subtotal of non-advertising revenues	75,102	50,054

Total revenues	115,738	84,823
Cost of revenues:
Advertising:
Brand advertising	13,730	11,252
Sponsored search	2,298	1,520

Subtotal of cost of advertising revenues	16,028	12,772

Non-advertising:
Online game	3,436	3,208
Wireless	7,643	3,931
Others	486	381

Subtotal of cost of non-advertising revenues	11,565	7,520

Total cost of revenues	27,593	20,292
Gross profit	88,145	64,531
Operating expenses:
Product development	13,314	11,479
Sales and marketing	16,826	16,140
General and administrative	7,894	6,185
Amortization of intangible assets	74	196

Total operating expenses	38,108	34,000

Operating profit	50,037	30,531
Other income	1	43
Interest income and exchange difference	1,122	166

Income before income tax expense	51,160	30,740
Income tax expense	6,586	9,185

Income from continuing operations	44,574	21,555
Loss from discontinued e-commerce operations	—	(1)

Net income	44,574	21,554
Less: Net income attributable to the noncontrolling interest (Note 9)	(21)	(8)

Net income attributable to Sohu.com Inc.	$44,595	$21,562

Basic net income per share attributable to Sohu.com Inc.	$1.17	$0.57

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,162	37,759

Diluted net income per share attributable to Sohu.com Inc.	$1.15	$0.55

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,851	39,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:

Net income	$44,574	$21,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,811	2,918
Share-based compensation expense	2,287	3,510
Amortization of intangible assets and other assets	426	859
Provision for allowance for doubtful accounts	51	(74)
Excess tax benefits from share-based payment arrangements	(103)	(211)
Others	(7)	998
Changes in current assets and liabilities:
Prepaid and other current assets	12,613	(4,682)
Accounts receivable	(7,094)	(6,708)
Tax payables	6,021	10,172
Accrued liabilities to suppliers and agents	(3,292)	(326)
Receipts in advance and deferred revenue	(2,317)	3,632
Accounts payable	(137)	1,439
Other accrued liabilities	(148)	6,653

Net cash provided by operating activities	56,685	39,734
Cash flows from investing activities:
Purchase of fixed assets	(2,154)	(7,087)
Purchase of intangible and other assets	(19)	(403)
Decrease in restricted cash	2,296	1,064

Net cash provided by (used in) investing activities	123	(6,426)
Cash flows from financing activities:
Issuance of common stock	1,786	455
Excess tax benefits from share-based payment arrangements	103	211
Cash contributions received from a noncontrolling interest shareholder	—	427

Net cash provided by financing activities	1,889	1,093
Effect of exchange rate changes on cash and cash equivalents	44	3,284

Net increase in cash and cash equivalents	58,741	37,685
Cash and cash equivalents at beginning of period	314,425	122,706

Cash and cash equivalents at end of period	$373,166	$160,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2009

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$391,094	$—	$43	$201,196	$(74,683)	$21,349	$238,041	$5,148
Issuance of common stock	1,786	—	—	1,786	—	—	—	—
Compensatory share-based awards	2,287	—	—	1,571	—	—	—	716
Tax benefits from share-based awards	37	—	—	37	—	—	—	—
Comprehensive income:
Net income (loss)	44,574	44,574	—	—	—	—	44,595	(21)
Other comprehensive income:
Foreign currency translation adjustment	(18)	(18)	—	—	—	(18)	—	—

Total other comprehensive income (loss)	(18)	(18)	—	—	—	—	—	—

Total comprehensive income	44,556	$44,556	—	—	—	—	—	—

Ending balance	$439,760		$43	$204,590	$(74,683)	$21,331	$282,636	$5,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2008

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$218,904	$—	$42	$182,225	$(54,686)	$11,912	$79,404	$7
Contributions received from a noncontrolling interest shareholder	427	—	—	—	—	—	—	427
Issuance of common stock	455	—	—	455	—	—	—	—
Compensatory share-based awards	3,510	—	—	1,734	—	—	—	1,776
Tax benefits from share-based awards	221	—	—	221	—	—	—	—
Comprehensive income:
Net income (loss)	21,554	21,554	—	—	—	—	21,562	(8)
Other comprehensive income:
Foreign currency translation adjustment	5,636	5,636	—	—	—	5,631	—	5

Total other comprehensive income	5,636	5,636	—	—	—	—	—	—

Total comprehensive income	27,190	$27,190	—	—	—	—	—	—

Ending balance	$250,707		$42	$184,635	$(54,686)	$17,543	$100,966	$2,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading Internet company providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, its subsidiaries and variable interest entities (“VIEs”), offer brand advertising, sponsored search, online game and wireless services through Internet sites, sohu.com, 17173.com, focus.cn, chinaren.com, sogou.com, and changyou.com.

Brand advertising and online game are core businesses of the Company. In brand advertising business, the Company provides advertisements on its portal matrix to advertisers who wish to build up their brand awareness online. In the online game business, the Company’s publicly-traded subsidiary Changyou.com Limited (“Changyou”) operates two massively multi-player online role-playing games (“MMORPGs”), Tian Long Ba Bu (“TLBB”) and Blade Online (“BO”). TLBB is the first in-house developed MMORPG and is one of the most popular online games in China.

Basis of Consolidation

These consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and VIEs. All intercompany transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain amounts from prior periods have been reclassified to conform with current period presentation.

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. CHANGYOU TRANSACTIONS

Share Awards to Tao Wang, Chief Executive Officer of Changyou

In January 2008, Sohu communicated to and agreed with Tao Wang, who is now the chief executive officer of Changyou, to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in Beijing Fire Fox Digital

Technology Co., Ltd. (“Beijing Fire Fox”), which was one of Sohu’s subsidiaries devoting to TLBB development. The 800,000 restricted ordinary shares were subject to a four-year vesting period commencing on February 1, 2008. In addition, Tao Wang would not be entitled to participate in any distributions on Changyou shares, whether or not vested, until the earlier of Changyou’s completion of an initial public offering or February 2012, and in any event entitlement to distributions would be subject to vesting of the shares.

In January 2009, 700,000 Class B ordinary shares and 800,000 Class B restricted ordinary shares were issued to Tao Wang, through Prominence Investments Ltd. (“Prominence”), which is an entity deemed under applicable Securities and Exchange Commission (“SEC”) rules to be beneficially owned by Tao Wang.

In February 2009, 200,000 Class B restricted ordinary shares held by Prominence became fully vested. Effective with the vesting, the number of Class B ordinary shares held beneficially by Tao Wang increased to 900,000 shares and the number of Class B restricted ordinary shares held beneficially by Tao Wang decreased to 600,000 shares.

In March 2009, Changyou effected a ten-for-one share split that resulted in the aforementioned 900,000 Class B ordinary shares and 600,000 Class B restricted ordinary shares becoming 9,000,000 Class B ordinary shares and 6,000,000 Class B restricted ordinary shares, respectively.

Changyou’s 2008 Share Incentive Plan

On December 31, 2008, Changyou reserved 2,000,000 of its Class A and Class B ordinary shares to be used as incentive compensation for its executive officers and key employees under its 2008 Share Incentive Plan (see Note 6, Share-based Compensation Expense). There were 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares available for issuance under the plan. In March 2009, the shares issuable under the plan were subject to the ten-for-one share split then effected by Changyou.

Through April 30, 2009, Changyou had granted under this incentive plan, in addition to the 15,000,000 Class B ordinary shares and Class B restricted ordinary shares granted to Tao Wang through Prominence, 4,396,000 Class A and Class B restricted share units, of which 1,200,000 Class A restricted share units were granted to executive officers other than Tao Wang in April 2009. The share numbers reflected the ten-for-one share split effected in March 2009.

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.”

The initial public offering consisted of American depositary shares (“ADSs”), with each ADS representing two Class A ordinary shares. Changyou’s ordinary shares are divided into Class A ordinary shares and Class B ordinary shares. Each Class A ordinary share is entitled to one vote on all matters subject to a shareholder vote, and each Class B ordinary share is entitled to ten votes on all matters subject to a shareholder vote.

At the closing of the initial public offering, Changyou issued and sold 7,500,000 Class A ordinary shares represented by 3,750,000 ADSs, and Sohu, through its indirectly wholly-owned subsidiary Sohu.com (Game) Limited (“Sohu Game”), sold 9,750,000 Class A ordinary shares represented by 4,875,000 ADS, including 2,250,000 Class A ordinary shares represented by 1,125,000 ADSs sold pursuant to the exercise of the underwriters’ over-allotment option.

Net proceeds to Changyou and Sohu from this initial public offering were approximately $55.8 million and $72.5 million, respectively, for total proceeds of approximately $128.3 million, after deducting underwriting discounts and commissions but before deducting offering expenses.

Following the completion of the offering, there were issued and outstanding a combined total of 102,500,000 Class A and Class B ordinary shares of Changyou, which consisted of (1) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game, (2) 15,000,000 Class B ordinary shares, of which 6,000,000 were restricted and were not vested as of the completion of the offering, held by Tao Wang through Prominence, and (3) 17,250,000 Class A ordinary shares held by public shareholders.

Thus, immediately following the completion of the offering, and treating all Tao Wang’s 15,000,000 Class B ordinary shares (including the 6,000,000 Class B restricted ordinary shares subject to forfeiture to Sohu Game under vesting terms) as owned by Tao Wang, Sohu held approximately 68.5% of the combined total Changyou’s outstanding Class A and Class B ordinary shares and controlled 80.8% of the total voting power in Changyou. As a result, Sohu has the power to elect the entire board of directors of Changyou and determine the outcome of all matters submitted to a shareholder vote.

Financial Implications

Principle of Consolidation

For the first quarter of 2009, Sohu consolidated 100% of Changyou. Since (1) Changyou had not completed an initial public offering as of March 31, 2009, and (2) Tao Wang would not participate in any distributions on his Changyou shares, whether or not vested, until the completion of an initial public offering, Sohu recognized no noncontrolling interest related to Changyou in Sohu’s consolidated statement of operations. Details of the noncontrolling interest balance as of March 31, 2009 are further discussed in Note 9, Noncontrolling Interest.

For the second quarter of 2009, as Sohu is Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou but will recognize noncontrolling interests reflecting the shares held by public shareholders and Tao Wang (collectively, the “shareholders other than Sohu”). The portion of the results of operations of Changyou attributable to the shareholders other than Sohu will be presented as noncontrolling interest on Sohu’s consolidated statements of operations. In addition, the interest in the net assets of Changyou attributable to the shareholders other than Sohu, will be shown as noncontrolling interest on Sohu’s consolidated balance sheet.

Fully Diluted Earnings per Share

Subsequent to the offering, a combined total of 106,896,000 Class A ordinary shares and Class B ordinary shares of Changyou are outstanding on a fully diluted basis, including all Tao Wang’s 15,000,000 Class B ordinary shares (including the 6,000,000 Class B restricted ordinary shares discussed above) treated as owned by him, and including all of the 4,396,000 Class A and Class B restricted share units granted to executive officers other than Tao Wang and key employees treated as owned and vested by them. Sohu would have an approximately 65.7% equity interest in Changyou on a fully diluted basis and Sohu will include 65.7% of Changyou’s net income in computing Sohu’s diluted earnings per share when all existing restricted shares and restricted share units are fully vested.

Gain on Initial Public Offering of Changyou

As trading in ADSs in Changyou’s initial public offering did not commence until April 2, 2009, the transaction is not reflected in the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2009. The results of the initial public offering will be recorded in April 2009. As of that time, Sohu will recognize a one-time gain on the sale of Changyou shares of approximately $100 million, which will be recorded directly in the shareholders’ equity section of Sohu’s consolidated balance sheet in accordance with FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51(“SFAS 160”).

3. SEGMENT INFORMATION

The Company operates in four principal segments: brand advertising, sponsored search, online game and wireless. Commencing in the first quarter of 2009, the chief operating decision maker (“CODM”) reviews additional information for the online game segment. Accordingly, based on the requirements of SFAS No. 131, Disclosure about Segment of an Enterprise and Related Information, the Company has adjusted the online game segment operating performance measurement disclosures to include income from operations and main segment assets for online game. For the remaining segments, the operating performance measurements are unchanged. Consistent with prior periods, some items, such as share-based compensation expense, operating expenses, other income and expense, and income tax expense, are not reviewed by the CODM and these items are disclosed in the following segment information for reconciliation purposes only.

Also in accordance with SFAS No. 131, the Company restated the presentation of its segments for prior periods to conform to the current presentation, and it will restate all comparable periods hereafter.

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues	$47,119	$1,562	$13,378	$117	$62,176	$61,607	$(8,045)	$115,738
Segment cost of revenues	(13,494)	(2,295)	(7,643)	(486)	(23,918)	(3,433)	5	(27,346)

Segment gross profit (loss)	$33,625	$(733)	$5,735	$(369)	38,258	58,174	(8,040)	88,392

SBC(*) in cost of revenues					(239)	(8)	—	(247)

Gross profit					38,019	58,166	(8,040)	88,145

Operating expenses:
Product development					(6,641)	(5,399)	—	(12,040)
Sales and marketing					(13,749)	(10,832)	8,040	(16,541)
General and administrative					(4,200)	(3,213)	—	(7,413)
Amortization of intangible assets					(73)	(1)	—	(74)
SBC(*) in operating expenses					(1,202)	(838)	—	(2,040)

Total operating expenses					(25,865)	(20,283)	8,040	(38,108)

Operating profit					12,154	37,883	—	50,037
Other income (expense)					2	(1)	—	1
Interest income and exchange difference					446	676	—	1,122
Income tax expense					(1,532)	(5,054)	—	(6,586)

Income from continuing operations					$11,070	$33,504	$—	$44,574

Note (*): “SBC” stands for share-based compensation expense under SFAS 123(R).

	Three Months Ended March 31, 2008
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues	$40,511	$1,614	$8,593	$506	$51,224	$40,955	$(7,356)	$84,823
Segment cost of revenues	(10,943)	(1,514)	(3,931)	(379)	(16,767)	(3,224)	21	(19,970)

Segment gross profit (loss)	$29,568	$100	$4,662	$127	34,457	37,731	(7,335)	64,853

SBC(*) in cost of revenues					(317)	(5)	—	(322)

Gross profit					34,140	37,726	(7,335)	64,531

Operating expenses:
Product development					(5,381)	(3,835)	—	(9,216)
Sales and marketing					(13,865)	(8,554)	6,559	(15,860)
General and administrative					(4,171)	(2,145)	776	(5,540)
Amortization of intangible assets					(196)	—	—	(196)
SBC(*) in operating expenses					(1,197)	(1,991)	—	(3,188)

Total operating expenses					(24,810)	(16,525)	7,335	(34,000)

Operating profit					9,330	21,201	—	30,531
Other income (expense)					46	(3)	—	43
Interest income and exchange difference					188	(22)	—	166
Income tax expense					(3,216)	(5,969)	—	(9,185)

Income from continuing operations					$6,348	$15,207	$—	$21,555

Note (*): “SBC” stands for share-based compensation expense under SFAS 123(R).

	As of March 31, 2009
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash	$178,121	$195,045	$—	$373,166
Accounts receivable, net	42,597	1,185	—	43,782
Fixed assets, net	66,632	9,593	—	76,225
Total assets	371,040	214,392	(12,658)	572,774

	As of December 31, 2008
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash	$179,986	$134,439	$—	$314,425
Accounts receivable, net	35,850	1,019	—	36,869
Fixed assets, net	66,977	9,260	—	76,237
Total assets	355,947	176,656	(10,727)	521,876

4. INCOME TAX EXPENSE

Sohu.com Inc. and AmazGame Entertainment (US) Inc. are subject to taxes in the United States. Certain of the Company’s subsidiaries are subject to taxes in Hong Kong at 16.5% and certain subsidiaries are subject to taxes in the PRC. Most of the Company’s income is earned by its China-based subsidiaries and VIEs.

Advertising Business

The current PRC Corporate Income Tax Law (“CIT”) imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. New Technology Enterprises can enjoy a preferential income tax rate of 15%, but after a three-year validation period, New Technology Enterprises need to re-apply for this qualification. Under the previous income tax laws and rules, New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current CIT provides grandfather treatment for enterprises that were (1) qualified as New Technology Enterprises under the previous PRC income tax laws, and (2) established before March 16, 2007, if they continue to meet the criteria for New Technology Enterprises under the current CIT. The grandfather provision allows these enterprises to continue to enjoy their unexpired tax holidays provided by the previous income tax laws and rules.

In 2008, three of the Company’s China-based subsidiaries, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”) were qualified as “New Technology Enterprises” under the current CIT and met the requirements to enjoy their unexpired tax holidays. These three companies will be required to re-apply for a certificate of qualification in 2011. From 2009 to 2010, Sohu Era will subject to a 15% income tax rate, and Sohu Media and Sogou Technology will enjoy a 7.5% income tax rate.

Online Game Business

AmazGame and Gamease, Changyou’s PRC subsidiary and VIE, respectively, were qualified as “Software Enterprises” under the CIT, and both are subject to a 0% income tax rate for the full year of 2008 and a 50% tax reduction to a rate of 12.5%, from fiscal year 2009 to fiscal year 2011.

Withholding Tax on Dividends

The current CIT imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% tax rate.

In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and a withholding tax of approximately $5.0 million was accrued based on a 5% withholding tax rate. As of March 31, 2009, the Company has not recorded any other withholding tax on the retained earnings of its foreign invested enterprises in the PRC since the Company intends to reinvest earnings to further expand its businesses in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

5. NET INCOME PER SHARE

Pursuant to SFAS No.128, Earnings per Share, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards and zero coupon convertible senior notes, using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income from continuing operations attributable to Sohu.com Inc.	$44,595	$21,563
Loss from discontinued e-commerce operations attributable to Sohu.com Inc.	—	(1)

Net income attributable to Sohu.com Inc., basic	$44,595	$21,562

Net income attributable to Sohu.com Inc., diluted	$44,595	$21,562

Denominator:
Weighted average basic common shares outstanding	38,162	37,759
Effect of dilutive securities:
Stock options and restricted stock units	689	1,278
Zero coupon convertible senior notes	—	—

Weighted average diluted common shares outstanding	38,851	39,037

Basic net income per share from continuing operations attributable to Sohu.com Inc.	$1.17	$0.57
Basic loss per share from discontinued e-commerce operations attributable to Sohu.com Inc.	—	—

Basic net income per share attributable to Sohu.com Inc.	$1.17	$0.57

Diluted net income per share from continuing operations attributable to Sohu.com Inc.	$1.15	$0.55
Diluted loss per share from discontinued e-commerce operations attributable to Sohu.com Inc.	—	—

Diluted net income per share attributable to Sohu.com Inc.	$1.15	$0.55

6. SHARE-BASED COMPENSATION EXPENSE

The Company has accounted for share-based compensation expense under the provisions of SFAS 123(R), Share-Based Payment, Staff Accounting Bulletin 107(“SAB 107”) and based on their grant date fair values.

Estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

Share-based compensation expense included in costs and expenses includes (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$247	$322
Product development expenses	1,274	2,263
Sales and marketing expenses	285	280
General and administrative expenses	481	645

	$2,287	$3,510

1) Sohu.com Inc. Share Awards

The Company’s 2000 Stock Incentive Plan, including stock options and restricted stock units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

The Company has reserved 9,500,000 shares of new common stock for issuance. As of March 31, 2009, 1,055,677 shares were available for grant under the plan.

A summary of option activity under the 2000 Stock Incentive Plan as of March 31, 2009, and changes during the three month period then ended, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	799,000	$16.72	5.63	$24,474
Exercised	(106,000)	16.66
Forfeited or expired	(1,000)	17.27

Outstanding at March 31, 2009	692,000	16.73	5.42	17,000

Vested at March 31, 2009 and expected to vest thereafter	621,000	16.65	5.27	15,325

Exercisable at March 31, 2009	671,000	16.74	5.40	16,486

The aggregate intrinsic value in the preceding table represents the difference between the Company’s closing stock price of $41.31 on March 31, 2009 and the exercise price.

The total intrinsic value of options exercised during the three month period ended March 31, 2009 was $3.2 million.

A summary of restricted stock unit activity under the 2000 Stock Incentive Plan as of March 31, 2009, and changes during the three month period ended, is presented below:

Restricted Stock Units	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	405,000	$31.35
Granted	13,000	52.56
Vested	(43,000)	23.54
Forfeited	(14,000)	35.25

Unvested at March 31, 2009	361,000	32.89

Expected to vest thereafter	252,000	33.67

As of March 31, 2009, there was $84,000 of unrecognized compensation cost related to options for which services had not been provided. The cost is expected to be recognized over a weighted average period of 0.34 years. Total fair value of options expensed during the three months ended March 31, 2009 and 2008 was $0.5 million and $0.6 million, respectively.

As of March 31, 2009, there was $3.9 million of unrecognized compensation cost related to unvested restricted stock units. The cost is expected to be recognized over a weighted average period of 0.92 years. Total fair value of restricted stock units expensed during the three months ended March 31, 2009 and 2008 was $1.1 million for both periods.

There were no capitalized share-based compensation costs during the three months ended March 31, 2009 and 2008.

During the three months ended March 31, 2009 and 2008, total cash received from the exercise of stock options amounted to $1.8 million and $0.5 million, respectively.

2) Changyou Share Awards

Changyou’s 2008 Share Incentive Plan

On December 31, 2008, Changyou reserved 2,000,000 of its Class A and Class B ordinary shares to be used as incentive compensation for its executive officers and key employees from time to time under its 2008 Share Incentive Plan. There were 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares available for issuance under the plan. This included the 700,000 ordinary shares and 800,000 restricted ordinary shares Sohu granted to Tao Wang in January 2008 (see Note 2, Changyou Transactions). In March 2009, the shares issuable under the plan were subject to the ten-for-one share split then effected by Changyou.

Share Awards to Tao Wang, Chief Executive Officer of Changyou

In January 2008 (see Note 2, Changyou Transactions), the difference between the fair values (“Incremental Fair Value”), of the 700,000 ordinary shares and 800,000 restricted ordinary shares granted to Tao Wang and his contingent right in Beijing Fire Fox was accounted for as share-based compensation under SFAS 123(R). Because the terms of the issuance of the ordinary shares and restricted ordinary shares had been approved and were communicated to and agreed with Tao Wang as of January 2, 2008, this was considered the grant date under US GAAP and, accordingly, the Incremental Fair Value was determined as of that date. The portion of the Incremental Fair Value related to the 700,000 ordinary shares, equal to $1.8 million, was recognized as share-based compensation expense in product development expenses for the three months ended March 31, 2008. As a result of the modification of the vesting terms of the 800,000 restricted ordinary shares in April 2008, the portion of the Incremental Fair Value related to those shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation over the vesting period starting from the date of the modification, following the accelerated basis of attribution. For the three months ended March 31, 2009, $0.7 million share-based compensation expenses was recognized related to the 800,000 restricted ordinary shares in product development expenses. The Incremental Fair Values were determined using the discounted cash flow method.

On March 16, 2009, the ordinary shares described above, which had been issued as 700,000 Class B ordinary shares and 800,000 Class B restricted ordinary shares, became 7,000,000 Class B ordinary shares and 8,000,000 Class B restricted ordinary shares, respectively, as a result of ten-for-one share split effected on that date (see Note 2, Changyou Transactions).

A summary of the share awards to Tao Wang as of and for the three months ended March 31, 2009 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Ordinary Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	8,000,000	$1.36
Granted	—
Vested	2,000,000	1.36

Unvested at March 31, 2009	6,000,000	1.36

Expected to vest thereafter	6,000,000	1.36

As of March 31, 2009, there was $3.3 million of unrecognized compensation cost related to unvested Class B restricted ordinary shares of Changyou granted to Tao Wang.

The fair value as of the January 2008 grant date of restricted ordinary shares was determined by relying in part on a report prepared by a qualified professional appraiser. Determining the fair value of the ordinary shares of Changyou required complex and subjective judgments regarding Changyou’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

Because at the time of the grants Changyou’s business was at a different stage of its product life cycle than that of the publicly-listed companies in the online game industry, it was concluded that a market comparison approach would not have been meaningful in determining the fair value of Changyou ordinary shares. As a result, Sohu and a qualified professional appraiser used the income approach/discounted cash flow method to derive the fair values. Sohu applied the discounted cash flow analysis based on Changyou’s projected cash flow using management’s best estimate as of the respective valuation dates. The projected cash flow estimate included, among other things, an analysis of projected revenue growth, gross margins, effective tax rates, capital expenditures and working capital requirements. The income approach involves applying appropriate discount rates, based on earnings forecasts, to estimated cash flows. The assumptions Sohu used in deriving the fair value of its ordinary shares were consistent with the assumptions used in developing its online game business plan, which included no material changes in the existing political, legal, fiscal and economic conditions in China; its ability to recruit and retain competent management, key personnel and technical staff to support its ongoing operations; and no material deviation in industry trends and market conditions from economic forecasts. These assumptions are inherently uncertain and subjective. The discount rates reflect the risks the management perceived as being associated with achieving the forecasts and are based on the estimated cost of capital for Changyou, which was derived by using the capital asset pricing model, after taking into account systemic risks and company-specific risks. The capital asset pricing model is a model for pricing securities that adds an assumed risk premium rate of return to an assumed risk-free rate of return. Using this method, Sohu determined the appropriate discount rates to be 22% as of the January 2008 valuation date.

Sohu also applied a discount for lack of marketability, or DLOM, to reflect the fact that, at the time of the grants, Changyou was a closely-held company and there was no public market for its ordinary shares. To determine the discount for lack of marketability, Sohu and a qualified professional appraiser used the Black-Scholes option pricing model. Pursuant to the Black-Scholes option pricing model, Sohu used the cost of a put option, which can be used to hedge the price change before a privately held share can be sold, as the basis to determine the discount for lack of marketability. Based on the foregoing analysis, Sohu used a DLOM of 19% to discount the value of the Changyou’s ordinary shares as of the January 2008. Because there was no evidence to indicate that there would be a disproportionate return between majority and noncontrolling interest shareholders, the Company did not apply a noncontrolling interest discount.

Share Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

In April 2008, Sohu approved and communicated to executive officers other than Tao Wang the grant of an aggregate of 180,000 restricted ordinary shares and to certain key employees the grant of an aggregate of 94,000 restricted share units of Changyou (settleable in ordinary shares upon vesting). These restricted ordinary shares and restricted share units were subject to vesting over a four-year period commencing on February 1, 2008 and are subject to the completion of initial public offering by Changyou. The fair value of the awards at grant date will be recognized in the consolidated statement of operations starting from April 2, 2009, when Changyou was listed on the NASDAQ Global Select Market.

On January 15, 2009, Changyou issued 180,000 Class B restricted ordinary shares to executive officers other than Tao Wang and the 94,000 Class B restricted share units to certain key employees.

On March 13, 2009, Changyou exchanged the 180,000 Class B restricted ordinary shares for Class B restricted share units (settleable in Class B ordinary shares upon vesting) that otherwise have the same vesting and other terms as applied to the Class B restricted ordinary shares described above. Class B restricted share units granted to executive officers other than Tao Wang and certain key employees totaled 274,000.

On March 16, 2009, the above 274,000 Class B restricted share units became 2,740,000 Class B restricted share units as a result of the ten-for-one share split effected on that date.

A summary of the above Class B restricted share units activity as of and for the three months ended March 31, 2009 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Share Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	2,740,000	$1.98
Granted	—
Vested	—
Forfeited	—

Unvested at March 31, 2009	2,740,000	1.98

Expected to vest thereafter	2,740,000	1.98

As of March 31, 2009, unrecognized compensation cost related to unvested Class B restricted share units of Changyou granted to executive officers other than Tao Wang and to certain key employees was $5.5 million.

The methods Changyou used to determine the fair value as of April 2008 grant date of restricted share unites were the same with the methods used for Tao Wang’s shares mentioned above, while the discount rate and DLOM might be slightly different in accordance with the changed circumstances.

Share Awards to Other Employees

On February 17, 2009, Changyou granted an aggregate of 45,600 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to certain of its employees. These restricted share units are subject to vesting over a four-year period commencing upon the completion of an initial public offering by Changyou. The grant date fair value of the awards will be recognized in the consolidated statement of operations starting from April 2, 2009, when Changyou was listed on the NASDAQ Global Select Market.

On March 16, 2009, the above 45,600 Class A restricted share units became 456,000 Class A restricted share units as a result of the ten-for-one share split effected on that date.

A summary of the Class A restricted share units activity as of and for the three months ended March 31, 2009 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class A Restricted Share Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	—
Granted	456,000	$8.00
Vested	—
Forfeited	—

Unvested at March 31, 2009	456,000	8.00

Expected to vest thereafter	456,000	8.00

As of March 31, 2009, unrecognized compensation cost related to unvested Class A restricted share units of Changyou granted to employees was $3.6 million.

The fair value as of February 2009 grant date of restricted share units was determined based on Changyou’s offering price for its initial public offering, which is $8.00 per Class A ordinary share.

7. VARIABLE INTEREST ENTITIES (“VIEs”)

FIN 46R, Consolidation of Variable Interest Entities requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To satisfy PRC laws and regulations, the Company conducts certain advertising, online game, sponsored search, wireless and other businesses in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Company. Capital for the VIEs was funded by the Company through loans provided to Dr. Zhang and those employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Company, Dr. Zhang and the other Sohu employees who are shareholders of the VIEs are required to transfer their ownership in these entities to the Company, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Company at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Company, and the Company has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other Sohu employees who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of March 31, 2009, the aggregated amount of these loans was $11.9 million.

The following is a summary of VIEs of the Company which are consolidated under FIN 46R:

For Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. or “Hengda”) was incorporated in the PRC in 2002 and engages in entertainment and advertising business in the PRC on behalf of the Company. The registered capital of Sohu Entertainment is $1.2 million. Originally, High Century and Wei Li held 80% and 20% interests in Sohu Entertainment, respectively. In November 2004, to further comply with PRC regulations, High Century and Wei Li transferred their interests in Sohu Entertainment to Xin Wang (Belinda Wang) and Jianjun Wang, each of whom is an employee of the Company. In July 2007, Jianjun Wang transferred all his interests in Sohu Entertainment to Ye Deng, an employee of the Company. As a result, Xin Wang (Belinda Wang) and Ye Deng own 80% and 20% interests in Sohu Entertainment, respectively.

b)	Feng Yang Tian Lang

Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”) was incorporated in the PRC in 2005 and engages in advertising services in the PRC. The registered capital of Feng Yang Tian Lang is $0.2 million. Sohu Internet and High Century each holds a 50% interest in Feng Yang Tian Lang.

For Online Game Business

a)	Gamease

Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) was incorporated in the PRC in August 2007. It holds the licenses and approvals to operate online games in the PRC. The registered capital of Gamease is $1.3 million. Tao Wang, Changyou’s CEO and a Changyou employee own 60% and 40% interests in Gamease, respectively. Gamease’s primary beneficiary is AmazGame, which is an indirect subsidiary of Changyou and Sohu.

For Sponsored Search, Wireless and Other Services

a)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and engages in mapping services in the PRC. The registered capital of Tu Xing Tian Xia is $0.2 million. In May 2005, in connection with its acquisition of Go2Map, the Company designated High Century and Sohu Internet as its designees to purchase the outstanding registered capital of Tu Xing Tian Xia. As a result, High Century and Sohu Internet own 56.1% and 43.9% interests in Tu Xing Tian Xia, respectively.

b)	Sogou Information

Beijing Sogou Information Service Co., Ltd. (“Sogou Information”) was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. The registered capital of Sogou Information is $2.5 million. Jing Zhou and Wei Li, each of whom is an employee of the Company, each owns a 50% interest in Sogou Information.

c)	Sohu Internet

Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) was incorporated in the PRC in 2003 and engages in Internet information, wireless and advertising services in the PRC on behalf of the Company. The original registered capital was $0.6 million, and High Century and Jinmei He held 80% and 20% interests in Sohu Internet, respectively. In December 2003, Sohu Entertainment made a $0.6 million investment in Sohu Internet. In April 2005, Jinmei He transferred all her interests in Sohu Internet to High Century, and High Century made a $1.2 million additional investment in Sohu Internet. As a result, the registered capital is now $2.4 million, with High Century and Sohu Entertainment holding 75% and 25% interests, respectively.

d)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. The registered capital of GoodFeel is $1.2 million. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests in GoodFeel, respectively. In July 2004, High Century and Sohu Internet invested $0.6 million and $0.5 million in GoodFeel, respectively, so that High Century owned 58.1% interests in GoodFeel with the remaining 41.9% interests owned by Sohu Internet. In October 2004, to further comply with PRC regulations, High Century and Sohu Internet transferred their interests in GoodFeel to Xiufeng Deng and Jing Zhou, each of whom is an employee of Sohu. In August 2007, Xiufeng Deng transferred all his interests in GoodFeel to Guofeng Yue, an employee of Sohu. As a result, Guofeng Yue and Jing Zhou own 58.1% and 41.9% interests in GoodFeel, respectively.

e)	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Company. The registered capital of High Century is $4.6 million. Dr. Zhang and Wei Li, an employee of the Company, hold 80% and 20% interests in High Century, respectively.

Since Sohu is the primary beneficiary of above VIEs, they have been consolidated in the Company’s financial statements pursuant to FIN 46R. As of March 31, 2009, the above VIEs have aggregate accumulated profits of approximately $29.3 million which have been reflected in Sohu’s consolidated financial statements.

8. COMMITMENTS AND CONTINGENCIES

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business, and to conduct brand advertising, sponsored search, online game and wireless services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Company, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. Its legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the ability to conduct business in the PRC.

The Company’s sales, purchase and expense transactions are generally denominated in Renminbi (“RMB”) and a significant portion of the Company’s assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB by its subsidiaries in China may require certain supporting documentation in order to affect the remittance.

The Company is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on its business, results of operations or financial condition. In March 2008, the Company was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Company provided music search links and download services that violated copyrights they owned. As of March 31, 2009, the lawsuits with these four record companies were still in process.

The Company has entered into certain sponsorship agreements, under which the Company is obliged to provide advertising services and Website construction, operation and maintenance services to third parties during the contract periods.

The Company has commitments related to future minimum content and service purchase. As of March 31, 2009, the Company had made certain deposits into restricted bank accounts as guarantees to meet the requirements under those contracts.

9. NONCONTROLLING INTEREST

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.

With the adoption of SFAS 160 prospectively from January 1, 2009, the Company renamed the minority interest noncontrolling interest and reclassified it on the consolidated balance sheet from the mezzanine section between liabilities and equity to a separate line item in equity. The Company also expanded disclosures in the consolidated financial statements to clearly identify and distinguish the interests of Sohu from the interests of the noncontrolling owners of its subsidiaries. The Company has applied the presentation and disclosure requirements retrospectively for all periods presented for comparability.

Noncontrolling interest on the consolidated balance sheets as of March 31, 2009 and December 31, 2008 consisted of the share-based compensation expense relating to Changyou’s Class B ordinary shares granted to Tao Wang through a share-based awards arrangement, and 30% noncontrolling interest in 21 East Hong Kong and 21 East Beijing (collectively “21 East”), an entertainment company, in which the Company acquired a 70% interest on October 31, 2006.

Noncontrolling interest on the consolidated statements of operations for the first quarter of 2009 reflected the 30% noncontrolling interest in 21 East.

Tao Wang’s equity interest in Changyou was not reflected in noncontrolling interest on the consolidated statements of operations, because Tao Wang’s shares were not entitled to participate in any distributions by Changyou until the earlier of the completion of Changyou’s initial public offering or February 2012 (see Note 6, Share-based Compensation Expense).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (“ Sohu Hong Kong”), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (“21 East HK”), Changyou.com Limited (“Changyou”, formerly known as TL Age Limited), Changyou.com (HK) Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Sogou Hong Kong Limited, Sohu.com (Game) Limited (“Sohu Game”), AmazGame Entertainment (US) Inc., Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), and Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), and our variable interest entities (“VIEs”) Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Security and Exchange Commission (“SEC”) on February 26, 2009, the information in Exhibit 99.1 to our Current Report on Form 8-K filed with SEC on March 18, 2009, and the information in Exhibit 99.1 to our Current Report on Form 8-K filed with SEC on April 8, 2009, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu is a leading Internet company in China, providing hundreds of millions of Chinese with news, information, entertainment and communication. Substantially all of our operations are conducted through our indirect wholly and majority-owned China-based subsidiaries and VIEs. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China. Our business consists of our advertising business and our non-advertising business.

Our advertising business offers premier content to our users free of charge and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	17173.com, a leading game information portal;

•	focus.cn, a top real estate Website;

•	chinaren.com, a leading online alumni club; and

•	sogou.com, an interactive proprietary search engine.

Our advertising business comprises brand advertising services and sponsored search services. Brand advertising services provide advertisements on our portal websites to large companies that expect to build up their brand awareness online. Sponsored search services provide priority placements in our search directory and pay-for-click services to customers, especially small and medium-sized enterprises.

Our non-advertising business principally includes online game (conducted via Changyou) and wireless value-added services.

Changyou operates two massively multi-player online role-playing games (“MMORPGs”), Tian Long Ba Bu (“TLBB”) and Blade Online (“BO”). TLBB is Changyou’s first in-house developed MMORPG and has been one of the most popular online games in China. Changyou has three new MMORPGs in the pipeline, including the Duke of Mount Deer (“DMD”), Immortal Faith (“IF”), and the Legend of the Ancient World (“LAW”). DMD, which is developed in-house, is also based on a popular martial arts novel written by Louis Cha. IF and LAW were licensed from third parties.

In a short period of two years, Sohu’s online game business developed from nascency to become one of the top MMORPG operators in China. Its success was further endorsed by the carve-out and initial public offering of the MMORPG subsidiary Changyou (NASDAQ: CYOU) on April 2, 2009. The successful IPO provides Changyou with the platform and resources to become a leading company in the MMORPG industry, and enables Changyou to compete head to head with first tier players.

Immediately after Changyou’s IPO, Sohu held approximately 68.5% of the combined total Changyou’s outstanding Class A and Class B ordinary shares and controlled 80.8% of the total voting power in Changyou. As Changyou’s majority shareholder, Sohu will continue to consolidate Changyou but recognize noncontrolling interests reflecting the shares held by public shareholders and by Tao Wang (collectively, the “shareholders other than Sohu”).

Going forward, Sohu and Changyou will continue to enjoy the same synergies as before. Sohu provides Changyou with advertising resources on the Sohu portal and its verticals, especially China’s largest gaming portal 17173.com, marketing and promotion of Changyou’s games through the use of Sohu’s web domains, single user-ID system and base of more than 250 million registered users, as well as Sohu’s strong brand recognition and user platforms. Meanwhile, Changyou continues to bring users to Sohu portal.

Our wireless value-added services include services such as news, weather forecasts, chatting, entertainment information, ringtone and logo downloads subscribed over mobile phones.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations related to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for brand advertising and sponsored search revenues, accounting for online game revenues, accounting for wireless revenues and cost of revenues, gross versus net basis of revenue recognition, determination of functional currencies, allowance for doubtful accounts, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense, and income taxes and valuation allowance against deferred tax assets, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Advertising Revenues

Advertising revenues include revenue from brand advertising and sponsored search services, after deducting agent rebates and applicable business tax. We do not enter into advertising-for-advertising barter transactions.

Brand advertising contracts establish the fixed price and advertising services to be provided. Pursuant to brand advertising contracts, we provide advertisement placements on various Website channels and in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration. Revenue is recognized ratably over the period the advertising is provided, which is when we consider the services to have been delivered. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes. Based upon our credit assessments of our customers prior to entering into contracts, we determine if collection is reasonably assured. In situations where collection is not deemed to be reasonably assured, we recognize revenue upon receipt of cash from customers, only after services have been provided and all other criteria for revenue recognition have been met.

Sponsorship contracts may include services similar to those in our brand advertising contracts, are generally for larger dollar amounts and for a longer period of time, may allow advertisers to sponsor a particular area on our Websites, may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premiere placements. Sponsorship advertisement revenues are normally recognized on a straight-line basis over the contract period, provided we are meeting our obligations under the contract on this basis.

Pursuant to sponsored search contracts, which are normally for relatively small dollar amounts and are with small and medium-sized enterprises, sponsored search services mainly include priority placements in our search directory and pay-for-click services consisting of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. We normally provide priority placements services for a fixed fee over the service period of the contracts. Revenues on priority placements are normally recognized on a straight-line basis over the contract period provided we are meeting our obligations under the contract on this basis. Pay-for-click services of displaying the text-based links to our advertisers’ Websites are charged on a cost per click basis, so that an advertiser pays us only when a user clicks on the displayed link. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenues from the pay-for-click services are recognized as the users click on the links.

Material differences could result in the amount and timing of our advertising revenue for any period if management made different judgments or utilized different estimates.

Non-Advertising Revenues

Non-advertising revenues include revenues principally from online game and wireless services.

Online Game Business Conducted via Changyou

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

Prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. In contrast, once the prepaid game cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. We are entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed. For the three months ended March 31, 2009 and 2008, we recognized revenues in connection with expired un-activated prepaid game cards and unused balances of activated prepaid game cards in an inactive account amounting to approximately $31,000 and $39,000, respectively.

We also derive online game revenues from licensing our games in other countries and territories. These licensing agreements provided for two revenue streams, namely an initial license fee and a monthly revenue-based royalty fee based on monthly revenues from the games and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amount receivable upon achieving certain sales targets. Since we are obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game, and the additional amount is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly revenue-based royalty fee is recognized when earned, provided that payment collection is reasonably assured.

Wireless Revenues

Wireless revenues are derived from providing short messaging services (“SMS”), Ring Back Tone (“RBT”), Wireless Application Protocol (“WAP”), multimedia messaging services (“MMS”) and interactive voice response (“IVR”), mainly consisting of news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign-owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. Recently, the time lag in receiving monthly statements from one of the mobile network operators has increased. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, we, using information generated from our own internal system and historical data, make estimates of the failure rate and collectable wireless service fees and accrue revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $1,419,000 (gross margin underestimate of $654,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate and bad debt rate per an operator’s statement and our internal estimates could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended March 31, 2009, 72% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

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

Functional Currency

The functional currency of our subsidiaries and VIEs in China is the RMB and the functional currency of our subsidiaries outside China is the US Dollar. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China-based subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheet date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of both March 31, 2009 and December 31, 2008 was a gain of $21.3 million.

Allowance for Doubtful Accounts Receivable

Our management must make estimates as to the collection of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $46.0 million, with an allowance for doubtful accounts of $2.2 million as of March 31, 2009. If the financial condition of Sohu’s customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of March 31, 2009, we were not aware of any event or change of circumstances occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise office buildings, investment properties, computer equipment and hardware, office furniture, vehicles and leasehold improvements, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include prepaid content fees and rental deposits. We amortize the content fees over the terms of the contracts. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of March 31, 2009, we were not aware of the occurrence of any event or change of circumstances that would result in material impairment losses in our intangible assets, fixed assets and other assets.

Share-Based Compensation

Our financial statements reflect the adoption as of January 1, 2006, of SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee share options and restricted share units, to be recognized in the financial statements based on their fair values at grant date. The valuation provisions of SFAS 123(R) apply to new share-based awards, to share-based awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not yet been provided, and to share-based awards which were subsequently modified or cancelled. In March 2005, the United States Securities and Exchange Commission (“SEC”), issued Staff Accounting Bulletin 107, (“SAB 107”), regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. We applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

Our assumptions were based on historical experience, with consideration to developing expectations about the future. The assumptions used in calculating the fair value of share-based awards and related share based compensation expenses represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change or different assumptions are used, our share-based compensation expense could be materially different for any period.

Income Taxes and Valuation Allowance against Deferred Tax Assets

We estimate income tax expense in each of the jurisdictions in which we operate for each period presented, including estimating current tax exposure as well as assessing realizable deferred tax assets and deferred tax liabilities.

As of March 31, 2009, our deferred tax assets are related to net operating losses of the holding company that would be subject to income taxes in the United States, and net operating losses and temporary differences between accounting and tax bases for our China-based subsidiaries and VIEs. As substantially all of our income is earned through subsidiaries outside the United States, and we do not intend to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from the net operating losses of the holding company will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

REVENUES

Total revenues were $115.7 million and $84.8 million for the three months ended March 31, 2009 and 2008, respectively.

Advertising Revenues

Advertising revenues are derived from brand advertising and sponsored search.

Advertising revenues were $40.6 million and $34.8 million, or 35% and 41% of total revenues for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, advertising revenues consisted of revenues from brand advertising of $39.1 million, and revenues from sponsored search of $1.5 million. For the three months ended March 31, 2008, advertising revenues consisted of revenues from brand advertising of $33.2 million, and revenues from sponsored search of $1.6 million.

Brand advertising. Brand advertising revenues increased by $5.9 million to $39.1 million for the three months ended March 31, 2009 as compared to $33.2 million for the three months ended March 31, 2008. The increase of $5.9 million from 2008 to 2009 consisted of: (i) a $12.9 million increase from advertisers who advertised with us during the three months ended March 31, 2009 but did not advertise on our Website during the three months ended March 31, 2008; (ii) a $2.5 million increase in revenues from the advertisers who advertised with us in the three months ended March 31, 2008 and continued to do so in the three months ended March 31, 2009; and (iii) a $9.5 million decrease in revenues as some of the advertisers who advertised with us during the three months ended March 31, 2008 did not advertise on our Website channels during the three months ended March 31, 2009. As of March 31, 2009 and 2008, we had $3.5 million and $1.8 million of receipt in advance from advertisers, respectively. We do not enter into advertising-for-advertising barter transactions.

We expect brand advertising revenues to increase in the second quarter of 2009 as compared to the first quarter of 2009.

Sponsored search. Sponsored search revenues decreased by $0.1 million to $1.5 million for the three months ended March 31, 2009 as compared to $1.6 million for the three months ended March 31, 2008. Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 60% of the total sponsored search revenues in the first quarter of 2009 as compared to 36% in the first quarter of 2008. The decrease in sponsored search revenues was mainly caused by an adjustment in our sales strategy, which we believe will benefit us in the long run.

Non-advertising Revenues

Non-advertising revenues are derived from online game, wireless and other services.

Non-advertising revenues were $75.1 million and $50.1 million, or 65% and 59% of total revenues for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, non-advertising revenues consisted of revenues from online game of $61.6 million, from wireless of $13.4 million and from other services of $0.1 million. For the three months ended March 31, 2008, non-advertising revenues consisted of revenues from online game of $41.0 million, from wireless of $8.6 million and from other services of $0.5 million.

Online game (conducted via Changyou). Our online game revenues are mainly derived from two MMORPGs, titled TLBB and BO. TLBB, launched on May 9, 2007, is our first in-house developed online game. BO was licensed from a Beijing-based independent game development studio and was launched in October 2004. We paid a one-time license fee in 2004 and we paid royalties until June 30, 2008 based on the revenues from the game. In 2007, we obtained the rights to the source codes of BO, and we own all enhancements and developments we make to BO.

For the three months ended March 31, 2009, online game revenues increased by $20.6 million to $61.6 million as compared to $41.0 million for the three months ended March 31, 2008. This was primarily due to the continuous revenue growth of TLBB during the year. For the three months ended March 31, 2009 and 2008, our revenues from TLBB in China were $54.4 million and $38.5 million, respectively. As of March 31, 2009, the total registered accounts of TLBB had reached 50.1 million, and its peak concurrent users were approximately 875,000 for the three months ended March 31, 2009.

The following table sets forth revenue derived from TLBB in China and related operating data:

	Three Months Ended
	Mar. 31, 2009	Dec. 31, 2008	Mar. 31, 2008
TLBB revenue ($’000)	$54,380	$51,540	$38,493

APA (in thousand)*	2,112	1,822	1,387

ARPU (in RMB)**	176	193	199

Notes:

*	Quarterly APA, or quarterly active paying accounts, is the aggregate number of accounts from which game points are utilized at least once during the quarter; our definition of APA may not be comparable to similarly titled measures presented by other online game companies.
**	Quarterly ARPU, or quarterly revenue per active paying accounts, is our online game net revenues during the quarter divided by the quarterly active paying accounts during the quarter; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

We started licensing our game TLBB to operators outside of the PRC in 2007. We began generating overseas licensing revenues from TLBB in Vietnam in August 2007 and in Taiwan and Hong Kong in April 2008. For the three months ended March 31, 2009 and 2008, our overseas licensing revenues were $2.3 million and $381,000, respectively. In addition, in 2008, we licensed TLBB in Malaysia and Singapore, and expect to begin generating revenues in Malaysia and Singapore in the second quarter of 2009.

For the three months ended March 31, 2009, our online game revenues from BO was $5.0 million, representing 8% of total online game revenues, as compared with $2.1 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, we had approximately 154,000 active paying accounts for BO, and peak concurrent users of BO were approximately 95,000.

Substantially all of our online game revenues are collected through sale of our prepaid game cards, which we sell in both virtual and physical forms, to third party distributors and retailers, and through online sale of game points directly to game players. We account for proceeds from sale of prepaid game cards from distributors or retailers as receipts in advance from customers on our consolidated balance sheet, prior to activation or charge of the prepaid cards. Once a prepaid game card is activated or charged, to a specific game account, we account for the related amounts as deferred revenues. We account for proceeds from online sale of game points directly to game players as deferred revenues.

As of March 31, 2009, we had receipts in advance and deferred revenues of $21.3 million in China and overseas, as compared with $11.7 million as of March 31, 2008.

We expect online game revenue to increase in the second quarter of 2009 as compared to the first quarter of 2009.

Wireless. Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Because of restrictions on foreign companies operating in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our fees from customers. Our VIEs collect the fees from the operators and we then transfer the fees to our subsidiaries on a periodic basis. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the three months ended March 31, 2009, we normally charged monthly fees ranging from $0.073 to $3.658 and per message/download fee ranging from approximately $0.007 to $0.585.

For the three months ended March 31, 2009, our wireless revenues increased by $4.8 million to $13.4 million as compared to $8.6 million for the three months ended March 31, 2008, primarily due to an increase of $3.3 million in SMS revenues and an increase of $2.0 million in RBT and IVR revenues. This increase was partially offset by a decrease of $0.3 million in MMS and $0.2 million in WAP revenues. The increase in SMS and IVR revenue was primarily due to successful product distribution programs, and the increase in RBT revenue was because of our continued market development effort and product diversification.

We expect wireless revenues to steadily increase in the second quarter of 2009 as compared to the first quarter of 2009.

Others. Other services mainly consist of sales of software to third parties, provision of applications service provider (“ASP”) services, office space rental income and construction of websites. For the three months ended March 31, 2009 and 2008, revenues for other services were $117,000 and $506,000, respectively.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $27.6 million and $20.3 million for the three months ended March 31, 2009 and 2008, respectively.

Cost of Advertising Revenues

Cost of advertising revenues increased by $3.2 million to $16.0 million for the three months ended March 31, 2009 as compared to $12.8 million for the three months ended March 31, 2008.

Brand advertising. Cost of brand advertising revenues includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of brand advertising revenues was $13.7 million and $11.3 million for the three months ended March 31, 2009 and 2008, respectively. The increase of $2.4 million consisted of a $1.3 million increase in personnel expenses, a $0.7 million increase in bandwidth leasing costs due to increased traffic, a $0.5 million increase in content purchases, a $0.3 million increase in depreciation expense, offset by $0.4 million decrease in cost of sale. Our brand advertising gross margins for the three months ended March 31, 2009 and 2008 were 65% and 66%, respectively.

Sponsored search. Cost of sponsored search revenues consists primarily of relevant depreciation of servers and computer equipment, payments to our Website Alliance, bandwidth leasing costs, personnel cost and data collection cost. Cost of sponsored search revenues was $2.3 million for the three months ended March 31, 2009 as compared to $1.5 million for the three months ended March 31, 2008. The increase in cost of sponsored search was primarily due to increase in depreciation and bandwidth leasing costs.

Cost of Non-advertising Revenues

Cost of non-advertising revenues was $11.6 million and $7.5 million for the three months ended March 31, 2009 and 2008, respectively.

Online game. Cost of online game revenues primarily consists of personnel costs relating to the operation of the games, PRC business tax and VAT that AmazGame pays on the revenues that it derives from its contractual arrangements with Gamease, bandwidth leasing costs, depreciation of servers and computer equipment and revenue-based royalty payments to game developers of licensed games. Cost of online game revenues was $3.4 million for the three months ended March 31, 2009 as compared to $3.2 million for the three months ended March 31, 2008. Our online game gross margin for the three months ended March 31, 2009 and 2008 was 94% and 92%, respectively.

Wireless. Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party providers for promotion services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues increased by $3.7 million to $7.6 million for the three months ended March 31, 2009 as compared to $3.9 million for the three months ended March 31, 2008. The increase in cost of wireless revenues resulted from an increase of $2.9 million related to payments to third party wireless service alliances and content providers, and an increase of $0.8 million in collection charges and transmission charges paid to mobile network operators. The collection and transmission charges vary among mobile network operators and include a gateway fee of $0.003 to $0.029 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 70% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the first quarter of 2009. Our wireless gross margins were 43% and 54% for the three months ended March 31, 2009 and 2008, respectively. The decline in gross margin was primarily due to increased costs related to revenue sharing arrangements.

Others. Cost of revenues for other services was $486,000 and $381,000 for the three months ended March 31, 2009 and 2008, respectively. Cost of revenues for other services mainly consists of personnel and other expenses in connection with sales of software, provision of ASP services and construction of websites.

Product Development Expenses

Product development expenses increased by $1.8 million to $13.3 million for the three months ended March 31, 2009, as compared to $11.5 million for the three months ended March 31, 2008. The increase was primarily due to a $2.9 million increase in personnel expenses resulting from increases in headcount, salaries and bonuses, offset by a $1.0 million decrease in share-based compensation expense under SFAS 123(R) and a $0.1 million decrease in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.7 million to $16.8 million for the three months ended March 31, 2009 as compared to $16.1 million for the three months ended March 31, 2008. The increase primarily consists of a $0.4 million increase in personnel expenses resulting from an increase in headcount, salaries and sales commission, $0.2 million increase in travel and entertainment expenses and a $0.1 million increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million to $7.9 million for the three months ended March 31, 2009 as compared to $6.2 million for the three months ended March 31, 2008. The increase was primarily due to a $3.3 million increase in personnel expenses and a $0.4 million increase in other expenses, offset by a $1.1 million decrease in loss from fixed asset disposal and a $0.9 million decrease in professional fee.

Amortization of Intangible Assets

Amortization of intangible assets was $74,000 and $196,000 for the three months ended March 31, 2009 and 2008, respectively, which were mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map.

Share-based Compensation Expense

Share-based compensation expense included in costs and expenses includes (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$247	$322
Product development expenses	1,274	2,263
Sales and marketing expenses	285	280
General and administrative expenses	481	645

	$2,287	$3,510

Share-based compensation expenses included in our financial statements include expenses related to share-based awards of Sohu.com Inc. and Changyou.

1) Sohu.com Inc. Share Awards

The total share-based compensation expenses related to Sohu.com Inc. share awards recognized in the consolidated income statements during the three months ended March 31, 2009 and 2008 were $2.3 million and $3.5 million, respectively. As of March 31, 2009, there was $4.0 million of unrecognized compensation expense related to unvested options and restricted stock units.

2) Changyou Share Awards

The total share-based compensation expenses related to Changyou share awards recognized in the consolidated income statements during the three months ended March 31, 2009 and 2008 were $0.7 million and $1.8 million, respectively. Share-based compensation expenses during the both period was recorded in production development. As of March 31, 2009, there was $3.3 million of unrecognized compensation expense related to unvested Class B restricted share units granted to Tao Wang and $9.1 million related to unvested Class A and B restricted share units granted to other executive officer and key employees, respectively.

Operating Profit

As a result of the foregoing, our operating profit increased by $19.5 million to $50.0 million for the three months ended March 31, 2009, as compared to $30.5 million for the three months ended March 31, 2008. The operating profit for the three months ended March 31, 2009 and 2008 included $2.3 million and $3.5 million, respectively, for share-based compensation expense recorded under SFAS 123(R).

Other Income

Other income was $1,000 for the three months ended March 31, 2009, as compared to $43,000 for the three months ended March 31, 2008.

Interest Income and Exchange Difference

For the three months ended March 31, 2009, interest income and exchange difference was $1,122,000, comprising interest income of $1,042,000 and the exchange income of $80,000. For the three months ended March 31, 2008, interest income and exchange difference was $166,000, comprising interest income of $755,000, which was offset by the exchange loss of $589,000.

Income Tax Expense

For the three months ended March 31, 2009, income tax expense was $6.6 million as compared to $9.2 million for the three months ended March 31, 2008. The higher income tax expense in 2008 was mainly caused by the uncertainties surrounding the CIT which became effective on January 1, 2008. In the first quarter of 2008, with the assumption that we might not be able to enjoy the preferential tax treatments, we accounted for income taxes based on the statutory rate of 25%. In the fourth quarter of 2008, this rate was adjusted, and the related income tax expense was reversed accordingly, as it was confirmed that some of our China-based subsidiaries could still enjoy preferential tax rates for 2008 up to 2011 and continue to enjoy their unexpired tax holidays (see Note 4, Income Tax Expense of Notes to Condensed Consolidated Financial Statements included as part of this Form 10-Q).

Income from Continuing Operations

For the three months ended March 31, 2009, income from continuing operations was $44.6 million, as compared to $21.6 million for the three months ended March 31, 2008.

Loss from Discontinued E-commerce Operations

On June 20, 2006, we discontinued our e-commerce business. For the three months ended March 31, 2009, no loss was generated from discontinued e-commerce operations as compared to $1,000 loss for the three months ended March 31, 2008.

Net Income

As a result of the foregoing, we had net income of $44.6 million for the three months ended March 31, 2009, as compared to net income of $21.6 million for the three months ended March 31, 2008. The net income for the three months ended March 31, 2009 and 2008 included $2.3 million and $3.5 million of share-based compensation expense under SFAS 123(R).

Net Income Attributable to the Noncontrolling Interest

Net income attributable to noncontrolling interest was $21,000 and $8,000 for the three months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through cash flows from operations. As of March 31, 2009, we had cash and cash equivalents of approximately $373.2 million, compared to $160.4 million as of March 31, 2008.

In October 2008, the board of directors approved a stock repurchase program of up to $150 million of Sohu’s outstanding shares of common stock until the end of 2009. Through the end of March 31, 2009, we repurchased 501,686 shares in the open market, at an average price of $39.86 for total consideration of $20 million. We expect to continue to execute this program during the year ending December 31, 2009.

In summary, our cash flows were (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$56,685	$39,734
Net cash provided by (used in) investing activities	123	(6,426)
Net cash provided by financing activities	1,889	1,093
Effect of exchange rate change on cash and cash equivalents	44	3,284

Net increase in cash and cash equivalents	58,741	37,685
Cash and cash equivalents at beginning of period	314,425	122,706

Cash and cash equivalents at end of period	$373,166	$160,391

For the three months ended March 31, 2009, net cash provided by operating activities was $56.7 million. This was primarily attributable to our net income of $44.6 million, adjusted by non-cash items of share-based compensation of $2.3 million, depreciation and amortization of $4.2 million and a $5.6 million decrease in working capital. For the three months ended March 31, 2008, net cash provided by operating activities was $39.7 million. This was primarily attributable to our net income of $21.6 million, adjusted by non-cash items of share-based compensation of $3.5 million, depreciation and amortization of $3.8 million, other non-cash effect of $0.6 million, and a $10.2 million decrease in working capital.

For the three months ended March 31, 2009, net cash provided by investing activities was $0.1 million, and was primarily attributable to a $2.3 million decrease in restricted cash, offset by $2.2 million used in acquiring fixed assets. For the three months ended March 31, 2008, net cash used in investing activities was $6.4 million, and was primarily attributable to $7.1 million used in acquiring fixed assets, $403,000 used in purchase of intangible and other assets, and was offset by a $1.1 million decrease in restricted cash.

For the three months ended March 31, 2009, $1.9 million net cash provided by financing activities was primarily attributable to issuance of common stock upon the exercise of options granted under our stock incentive plan. For the three months ended March 31, 2008, $1.1 million net cash provided by financing activities was primarily attributable to issuance of common stock upon the exercise of options granted under our stock incentive plan and cash contributions received from a noncontrolling interest shareholder.

As of March 31, 2009, we had cash and cash equivalents of $373.2 million as compared to $314.4 million as of December 31, 2008.

We believe that current cash and cash equivalents will be sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2009, which consisted of cash and cash equivalents, restricted cash, accounts receivables, and accounts payables. The maturity of those financial instruments was less than one year and their book value approximated fair value.

(in thousands)	Denominated in
	US$	RMB	HK$	Total
Cash and cash equivalents	86,120	286,575	471	373,166
Restricted cash	375	—	—	375
Receivables	2,371	56,518	307	59,196
Payables	5,660	121,818	5,536	133,014

INTEREST RATE RISK

Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in demand deposits. We have not used derivative financial instruments in our investment portfolio in order to reduce interest rate risk. Interest earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 26, 2009.

ITEM 1A.	RISK FACTORS

Impact of Changyou’s Initial Public Offering on Sohu

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market. The impact of this offering on us could include the following factors that could be considered to be adverse:

•

Immediately after the closing of Changyou’s initial public offering, Sohu’s equity interest in Changyou was reduced to approximately 68.5%. As Sohu remains Changyou’s controlling shareholder following the initial public offering, we will continue to consolidate Changyou, but, commencing with the second quarter of 2009, we will recognize noncontrolling interests reflecting the shares held by shareholders other than Sohu. Our net income and earnings per share will be reduced accordingly.

•	Share-based compensation expense will increase as the unvested restricted share units granted to Changyou executive officers and employees begin to vest under a share-based award arrangement.

•

Restricted share units granted to Changyou executive officers and employees will be dilutive securities for the purposes of computing diluted earnings per share of Changyou after the completion of the initial public offering. This will have a corresponding impact on the computation of Sohu’s diluted earnings per share. Subsequent to the offering, Sohu would have an approximately 65.7% equity interest in Changyou on a fully diluted basis and Sohu will include 65.7% of Changyou’s net income in computing Sohu’s diluted earnings per share when all existing restricted shares and restricted share units are fully vested.

•

As a separate publicly listed company, Changyou may have interests that differ from, or may even be contrary to, those of Sohu. Although we have entered into various agreements covering transactions between Changyou and us, we may have disagreements on certain matters. Our business might be adversely affected by such disagreements.

•

We cannot assure you that Changyou’s initial public offering will result in increase for our shareholders in the market value of their holdings in our company sufficient to offset the reduction in our interest in Changyou resulting from the initial public offering. In addition, the market price of our common stock could be volatile as a result of the initial public offering and may continue to be more volatile than our common stock would have been if the initial public offering had not occurred.

There are no other material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 26, 2009.

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

During the three months ended March 31, 2009, we did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

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

Dated: May 11, 2009

SOHU.COM INC.

By:	/s/ Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended March 31, 2009

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu