Form 10-Q
period 2009-06-30
SOHU COM INC
filed 2009-08-07
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2009
Common stock, $.001 par value	38,333,567

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$546,746	$314,425
Accounts receivable, net	53,333	36,869
Prepaid and other current assets	10,833	27,551

Total current assets	610,912	378,845
Fixed assets, net	74,974	76,237
Goodwill	55,555	55,555
Intangible assets, net	5,207	5,654
Restricted cash	—	2,671
Other assets, net	2,358	2,914

Total assets	$749,006	$521,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,716	$4,339
Accrued liabilities to suppliers and agents	34,184	33,054
Receipts in advance and deferred revenue	28,320	31,446
Tax payables	21,680	18,892
Other accrued liabilities	43,480	43,051

Total current liabilities	134,380	130,782

Commitments and contingencies (Note 8)

Shareholders’ equity
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 38,334 and 38,095 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	310,165	201,196
Treasury stock (4,638 shares)	(74,683)	(74,683)
Accumulated other comprehensive income	21,361	21,349
Retained earnings	316,171	238,041

Total Sohu.com Inc. shareholders’ equity	573,057	385,946

Noncontrolling interest (Note 9)	41,569	5,148

Total shareholders’ equity	614,626	391,094

Total liabilities and shareholders’ equity	$749,006	$521,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Advertising:
Brand advertising	$43,621	$41,691	$82,695	$74,846
Sponsored search	1,769	1,693	3,331	3,307

Subtotal of advertising revenues	45,390	43,384	86,026	78,153

Online game	66,596	47,896	128,203	88,851
Wireless and others	15,099	10,700	28,594	19,799

Total revenues	127,085	101,980	242,823	186,803
Cost of revenues:
Advertising:
Brand advertising	14,065	13,907	27,795	25,159
Sponsored search	2,265	1,605	4,563	3,125

Subtotal of cost of advertising revenues	16,330	15,512	32,358	28,284

Online game	3,937	3,505	7,373	6,713
Wireless and others	8,512	5,858	16,641	10,170

Total cost of revenues	28,779	24,875	56,372	45,167

Gross profit	98,306	77,105	186,451	141,636
Operating expenses:
Product development	14,637	10,798	27,951	22,277
Sales and marketing	25,810	21,408	42,636	37,548
General and administrative	9,208	4,827	17,102	11,012
Amortization of intangible assets	128	199	202	395

Total operating expenses	49,783	37,232	87,891	71,232

Operating profit	48,523	39,873	98,560	70,404
Other income (expense)	62	(575)	63	(532)
Interest income and exchange difference	1,274	1,480	2,396	1,646

Income before income tax expense	49,859	40,778	101,019	71,518
Income tax expense	7,969	577	14,555	9,762

Income from continuing operations	41,890	40,201	86,464	61,756
Gain (loss) from discontinued e-commerce operations	446	—	446	(1)

Net income	42,336	40,201	86,910	61,755
Less: Net income attributable to the noncontrolling interest (Note 9)	8,801	12	8,780	4

Net income attributable to Sohu.com Inc.	$33,535	$40,189	$78,130	$61,751

Basic net income per share attributable to Sohu.com Inc.	$0.88	$1.05	$2.04	$1.63

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,284	38,108	38,223	37,934

Diluted net income per share attributable to Sohu.com Inc.	$0.79	$1.02	$1.94	$1.57

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	39,018	39,429	38,935	39,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$86,910	$61,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,833	6,154
Share-based compensation expense	8,901	5,668
Amortization of intangible assets and other assets	902	1,582
Provision for allowance for doubtful accounts	485	137
Reversal of excess tax benefits/(excess tax benefits) from share-based payment arrangements	678	(2,465)
Others	209	940
Changes in current assets and liabilities:
Prepaid and other current assets	13,692	(14,167)
Accounts receivable	(16,704)	(6,888)
Tax payables	1,700	12,955
Accrued liabilities to suppliers and agents	1,130	6,078
Receipts in advance and deferred revenue	(3,126)	10,296
Accounts payable	2,377	1,317
Other accrued liabilities	(1,623)	15,503

Net cash provided by operating activities	103,364	98,865
Cash flows from investing activities:
Purchase of fixed assets	(4,954)	(17,266)
Purchase of intangible and other assets	(137)	(624)
Decrease in restricted cash	2,671	1,489

Net cash used in investing activities	(2,420)	(16,401)
Cash flows from financing activities:
Issuance of common stock	3,015	11,872
(Reversal of excess tax benefits)/excess tax benefits from share-based payment arrangements	(678)	2,465
Cash contributions received from a noncontrolling interest shareholder	—	427
Proceeds from Changyou’s initial public offering	128,340	—
Other proceeds relating to financing activities	1,087	—
Other payments relating to financing activities	(263)	—

Net cash provided by financing activities	131,501	14,764
Effect of exchange rate changes on cash and cash equivalents	(124)	6,049

Net increase in cash and cash equivalents	232,321	103,277
Cash and cash equivalents at beginning of period	314,425	122,706

Cash and cash equivalents at end of period	$546,746	$225,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2009

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$391,094	$—	$43	$201,196	$(74,683)	$21,349	$238,041	$5,148
Issuance of common stock	3,015	—	—	3,015	—	—	—	—
Compensatory share-based awards	8,901	—	—	6,260	—	—	—	2,641
Reversal of excess tax benefits from share-based awards	(858)	—	—	(858)	—	—	—	—
Comprehensive income:
Net income	86,910	86,910	—	—	—	—	78,130	8,780
Other comprehensive income:
Foreign currency translation adjustment	189	189	—	—	—	12	—	177

Total other comprehensive income	189	189

Total comprehensive income	87,099	$87,099

Recognition of change in Sohu’s economic interests in Changyou	125,375		—	100,552	—	—	—	24,823

Ending balance	$614,626		$43	$310,165	$(74,683)	$21,361	$316,171	$41,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2008

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$218,904	$—	$42	$182,225	$(54,686)	$11,912	$79,404	$7
Contributions received from a noncontrolling interest shareholder	427	—	—	—	—	—	—	427
Issuance of common stock	11,872	—	1	11,871	—	—	—	—
Compensatory share-based awards	5,668	—	—	3,137	—	—	—	2,531
Excess tax benefits from share-based awards	2,629	—	—	2,629	—	—	—	—
Comprehensive income:
Net income	61,755	61,755	—	—	—	—	61,751	4
Other comprehensive income:
Foreign currency translation adjustment	8,880	8,880	—	—	—	8,864	—	16

Total other comprehensive income	8,880	8,880

Total comprehensive income	70,635	$70,635

Ending balance	$310,135		$43	$199,862	$(54,686)	$20,776	$141,155	$2,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading Internet company providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group”) mainly offer advertising services (through brand advertising and sponsored search), online game services and wireless services through Internet sites: sohu.com, 17173.com, focus.cn, chinaren.com, sogou.com, and changyou.com.

Brand advertising and online game are two core businesses of the Sohu Group. The brand advertising business provides advertisements on the group’s portal matrix to advertisers who wish to build up their brand awareness online. The online game business is conducted by one of the Sohu’s majority-owned subsidiaries Changyou.com Limited (“Changyou”), which operates two massively multi-player online role-playing games (“MMORPGs”), Tian Long Ba Bu (“TLBB”) and Blade Online (“BO”). TLBB is Changyou’s first in-house developed MMORPG and is one of the most popular online games in China.

Basis of Consolidation

These consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and VIEs. All intercompany transactions have been eliminated.

As further discussed in Note 2 below, in April 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market. Subsequent to the offering, Sohu’s economic interests in Changyou decreased from 100% to approximately 74.4% and Sohu’s voting power decreased from 100% to 80.8%. As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interests in Changyou held by other shareholders, Changyou’s results of operations attributable to these shareholders are recorded as noncontrolling interest (“NCI”) in Sohu’s consolidated statements of operations. Additionally, Changyou’s cumulative results of operations attributable to these shareholders, along with its changes in shareholders’ equity and adjustment for share-based compensation in relation to unvested share-based awards, are recorded as NCI in Sohu’s consolidated balance sheets. See Note 2 - Changyou Transactions “Sohu’s Shareholding in Changyou” and Note 9 - Noncontrolling Interest.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain amounts from prior periods have been reclassified to conform to current period presentation.

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

2. CHANGYOU TRANSACTIONS

Share Award to Tao Wang, Chief Executive Officer of Changyou

In January 2008, Sohu communicated to and agreed with Tao Wang, who is now the chief executive officer of Changyou, to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”), which was one of Sohu’s subsidiaries devoted to the development of TLBB. The 800,000 restricted ordinary shares were subject to a four-year vesting period commencing on February 1, 2008. In addition, Tao Wang would not be entitled to participate in any distributions on Changyou shares, whether or not vested, until the earlier of Changyou’s completion of an initial public offering or February 2012, and in any event entitlement to distributions would be subject to vesting of the shares.

In January 2009, under Changyou’s 2008 Share Incentive Plan described below, Changyou issued 700,000 of its Class B ordinary shares and 800,000 of its Class B restricted ordinary shares to Tao Wang through Prominence Investments Ltd. (“Prominence”), which is an entity deemed under applicable Securities and Exchange Commission (“SEC”) rules to be beneficially owned by Tao Wang.

In February 2009, 200,000 Class B restricted ordinary shares held by Prominence became fully vested. Upon this vesting, the number of Class B ordinary shares held beneficially by Tao Wang increased to 900,000 shares and the number of Class B restricted ordinary shares held beneficially by Tao Wang decreased to 600,000 shares.

In March 2009, Changyou effected a ten-for-one share split that resulted in the aforementioned 900,000 Class B ordinary shares and 600,000 Class B restricted ordinary shares becoming 9,000,000 Class B ordinary shares and 6,000,000 Class B restricted ordinary shares, respectively.

Changyou’s 2008 Share Incentive Plan

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to its executive officers and key employees as incentive compensation under Changyou’s 2008 Share Incentive Plan. The aforementioned 700,000 ordinary shares and 800,000 restricted ordinary shares granted to Tao Wang through Prominence were granted under this incentive plan.

In March 2009, the 2,000,000 reserved ordinary shares were subject to a ten-for-one share split effected by Changyou and became 20,000,000 ordinary shares.

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU”.

The initial public offering consisted of American depositary shares (“ADSs”), with each ADS representing two Class A ordinary shares. Changyou’s ordinary shares are divided into Class A ordinary shares and Class B ordinary shares. Holders of Class A ordinary shares and holders of Class B ordinary shares have the same rights in Changyou, with the exception of voting and conversion rights. Each Class A ordinary share is entitled to one vote on all matters subject to a shareholder vote, and each Class B ordinary share is entitled to ten votes on all matters subject to a shareholder vote. Each Class B ordinary share is convertible into one Class A ordinary share at any time at the election of the holder. Class A ordinary shares are not convertible into Class B ordinary shares under any circumstances.

At the closing of the initial public offering, Changyou issued and sold 7,500,000 Class A ordinary shares represented by 3,750,000 ADSs, and Sohu, through its indirectly wholly-owned subsidiary Sohu.com (Game) Limited (“Sohu Game”), sold 9,750,000 Class A ordinary shares represented by 4,875,000 ADSs, including 2,250,000 Class A ordinary shares represented by 1,125,000 ADSs sold pursuant to the exercise of the underwriters’ over-allotment option.

Proceeds to Changyou and Sohu from this initial public offering were approximately $55.8 million and $72.5 million, respectively, for total proceeds of approximately $128.3 million, after deducting underwriting discounts and commissions but before deducting offering expenses. After deduction of offering expenses, net proceeds to Changyou and Sohu were approximately $54.7 million and $70.7 million, respectively, for total net proceeds of approximately $125.4 million.

Sohu’s Shareholding in Changyou

Shareholding and Control

Following the completion of the offering, Changyou has 102,500,000 Class A and Class B ordinary shares issued and outstanding. Those outstanding shares consist of (1) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (2) 15,000,000 Class B ordinary shares held by Tao Wang through Prominence, including 6,000,000 Class B restricted ordinary shares that were not vested as of the completion of the offering; and (3) 17,250,000 Class A ordinary shares held by public shareholders. This share structure remains unchanged as of June 30, 2009.

As of June 30, 2009, treating all of Tao Wang’s 15,000,000 Class B ordinary shares as owned by Tao Wang, Sohu holds 68.5% of the combined total Changyou’s outstanding Class A and Class B ordinary shares and controls 80.8% of the total voting power in Changyou. As a result, Sohu has the power to elect the entire board of directors of Changyou and determine the outcome of all matters submitted to a shareholder vote.

As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou but recognize noncontrolling interest reflecting the shares held by public shareholders and Tao Wang (collectively, the “shareholders other than Sohu”). See Note 1- The Company and Basis of Presentation “Basis of Consolidation” and Note 9 - Noncontrolling Interest.

Economic Interest

Because Tao Wang’s 6,000,000 restricted shares are subject to forfeiture to Sohu until they become vested, those shares are treated as owned by Sohu, rather than as owned by Tao Wang, in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, Sohu is treated as holding approximately 74.4% of the economic interests in Changyou as of June 30, 2009. Accordingly, shareholders other than Sohu are treated as holding the remaining 25.6% of the economic interests. See Note 9 - Noncontrolling Interest.

Fully Diluted Earnings per Share

Prior to June 30, 2009, under Changyou’s 2008 Share Incentive Plan, Changyou had granted 15,000,000 Class B ordinary shares and Class B restricted ordinary shares to Tao Wang through Prominence and 4,396,000 Class A and Class B restricted share units (settleable upon vesting in Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to its key employees.

As of June 30, 2009, since 24,000 restricted share units were forfeited during the second quarter of 2009, the number of existing restricted share units decreased from 4,396,000 to 4,372,000.

Because no Class A ordinary shares or Class B ordinary shares will be issued with respect to these restricted share units until the restricted share units are vested, the unvested restricted share units are not included as outstanding shares of Changyou. Nevertheless, these restricted share units have a dilutive impact on Sohu’s diluted earnings per share.

For the second quarter of 2009, in the calculation of Sohu’s diluted earnings per share, Sohu’s economic interests in Changyou decreased from 74.4% to 66.7%. This percentage of 66.7% was calculated under the treasury stock method in compliance with SFAS No.128, Earnings per Share (“SFAS 128”). Under the treasury stock method, all of Changyou’s existing unvested restricted shares and unvested restricted share units were treated as vested and issued by Changyou. See Note 5 - Net Income Per Share.

Gain on Initial Public Offering of Changyou

As a result of the completion of Changyou’s initial public offering on April 7, 2009, Sohu recognized in the shareholders’ equity section of Sohu’s consolidated balance sheets, a one-time gain of $100.6 million to reflect the net proceeds Sohu received from the initial public offering and the incremental change in Sohu’s economic interests in Changyou immediately before and immediately after the initial public offering, in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).

3. SEGMENT INFORMATION

Sohu Group operates in four principal segments: brand advertising, sponsored search, online game and wireless. Commencing in the first quarter of 2009, the chief operating decision maker (“CODM”) reviews additional information for the online game segment. Accordingly, based on the requirements of SFAS No. 131, Disclosure about Segment of an Enterprise and Related Information (“SFAS 131”), the Company has adjusted the online game segment operating performance measurement disclosures to include income from operations and main segment assets for online game. For the remaining segments, the operating performance measurements are unchanged. Consistent with prior periods, some items, such as share-based compensation expense, operating expenses, other income and expense, and income tax expense, are not reviewed by the CODM and these items are disclosed in the following segment information for reconciliation purposes only.

Also in accordance with SFAS No. 131, the Company restated the presentation of its segments for prior periods to conform to the current presentation, and it will restate all comparable periods hereafter.

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues	$49,184	$1,769	$14,951	$148	$66,052	$66,596	$(5,563)	$127,085
Segment cost of revenues	(13,804)	(2,262)	(8,279)	(232)	(24,577)	(3,853)	6	(28,424)

Segment gross profit (loss)	$35,380	$(493)	$6,672	$(84)	41,475	62,743	(5,557)	98,661

SBC (1) in cost of revenues					(265)	(90)	—	(355)

Gross profit					41,210	62,653	(5,557)	98,306

Operating expenses:
Product development					(6,818)	(4,520)	—	(11,338)
Sales and marketing					(20,884)	(10,269)	5,557	(25,596)
General and administrative					(3,634)	(2,828)	—	(6,462)
Amortization of intangible assets					(127)	(1)	—	(128)
SBC (1) in operating expenses					(677)	(5,582)	—	(6,259)

Total operating expenses					(32,140)	(23,200)	5,557	(49,783)

Operating profit					9,070	39,453	—	48,523
Dividend income (2)					96,800	—	(96,800)	—
Other income					62	—	—	62
Interest income and exchange difference					403	871	—	1,274
Income tax expense					(2,173)	(5,796)	—	(7,969)

Income from continuing operations					$104,162	$34,528	$(96,800)	$41,890

Note (1):	“SBC” stands for share-based compensation expense under SFAS 123(R).
Note (2):	In the second quarter of 2009, Changyou declared a dividend distribution of $96.8 million to Sohu Game. Both Changyou and Sohu Game are within the Sohu Group.

	Three Months Ended June 30, 2008
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues	$49,823	$1,693	$9,166	$1,534	$62,216	$47,896	$(8,132)	$101,980
Segment cost of revenues	(13,612)	(1,599)	(5,480)	(376)	(21,067)	(3,514)	14	(24,567)

Segment gross profit	$36,211	$94	$3,686	$1,158	41,149	44,382	(8,118)	77,413

SBC (1) in cost of revenues					(303)	(5)	—	(308)

Gross profit					40,846	44,377	(8,118)	77,105

Operating expenses:
Product development					(5,441)	(4,129)	—	(9,570)
Sales and marketing					(18,966)	(9,549)	7,335	(21,180)
General and administrative					(3,256)	(1,960)	783	(4,433)
Amortization of intangible assets					(199)	—	—	(199)
SBC (1) in operating expenses					(973)	(877)	—	(1,850)

Total operating expenses					(28,835)	(16,515)	8,118	(37,232)

Operating profit					12,011	27,862	—	39,873
Other expense					(287)	(288)	—	(575)
Interest income and exchange difference					1,316	164	—	1,480
Income tax (expense)/benefit					(4,462)	3,885	—	(577)

Income from continuing operations					$8,578	$31,623	$—	$40,201

Note (1):	“SBC” stands for share-based compensation expense under SFAS 123(R).

	Six Months Ended June 30, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues	$96,303	$3,331	$28,329	$265	$128,228	$128,203	$(13,608)	$242,823
Segment cost of revenues	(27,298)	(4,557)	(15,922)	(718)	(48,495)	(7,286)	11	(55,770)

Segment gross profit (loss)	$69,005	$(1,226)	$12,407	$(453)	79,733	120,917	(13,597)	187,053

SBC (1) in cost of revenues					(504)	(98)	—	(602)

Gross profit					79,229	120,819	(13,597)	186,451

Operating expenses:
Product development					(13,459)	(9,919)	—	(23,378)
Sales and marketing					(34,633)	(21,101)	13,597	(42,137)
General and administrative					(7,834)	(6,041)	—	(13,875)
Amortization of intangible assets					(200)	(2)	—	(202)
SBC (1) in operating expenses					(1,879)	(6,420)	—	(8,299)

Total operating expenses					(58,005)	(43,483)	13,597	(87,891)

Operating profit					21,224	77,336	—	98,560
Dividend income (2)					96,800	—	(96,800)	—
Other income/(expense)					64	(1)	—	63
Interest income and exchange difference					849	1,547	—	2,396
Income tax expense					(3,705)	(10,850)	—	(14,555)

Income from continuing operations					$115,232	$68,032	$(96,800)	$86,464

Note (1):	“SBC” stands for share-based compensation expense under SFAS 123(R).
Note (2):	In the second quarter of 2009, Changyou declared a dividend distribution of $96.8 million to Sohu Game. Both Changyou and Sohu Game are within the Sohu Group.

	Six Months Ended June 30, 2008
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues	$90,334	$3,307	$17,759	$2,040	$113,440	$88,851	$(15,488)	$186,803
Segment cost of revenues	(24,555)	(3,113)	(9,411)	(755)	(37,834)	(6,738)	35	(44,537)

Segment gross profit	$65,779	$194	$8,348	$1,285	75,606	82,113	(15,453)	142,266

SBC (1) in cost of revenues					(620)	(10)	—	(630)

Gross profit					74,986	82,103	(15,453)	141,636

Operating expenses:
Product development					(10,822)	(7,964)	—	(18,786)
Sales and marketing					(32,831)	(18,103)	13,894	(37,040)
General and administrative					(7,427)	(4,105)	1,559	(9,973)
Amortization of intangible assets					(395)	—	—	(395)
SBC (1) in operating expenses					(2,170)	(2,868)	—	(5,038)

Total operating expenses					(53,645)	(33,040)	15,453	(71,232)

Operating profit					21,341	49,063	—	70,404
Other expense					(241)	(291)	—	(532)
Interest income and exchange difference					1,504	142	—	1,646
Income tax expense					(7,678)	(2,084)	—	(9,762)

Income from continuing operations					$14,926	$46,830	$—	$61,756

Note (1):	“SBC” stands for share-based compensation expense under SFAS 123(R).

	As of June 30, 2009
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash	$270,890	$275,856	$—	$546,746
Accounts receivable, net	51,928	1,405	—	53,333
Fixed assets, net	65,873	9,101	—	74,974
Total assets (1)	554,183	295,007	(100,184)	749,006

Note(1): The intercompany eliminations mainly consisted of dividend receivable elimination of $96.8 million, for the dividend distribution declared by Changyou to Sohu Game in the second quarter of 2009. Both
Changyou and Sohu Game are within the Sohu Group.

	As of December 31, 2008
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash	$179,986	$134,439	$—	$314,425
Accounts receivable, net	35,850	1,019	—	36,869
Fixed assets, net	66,977	9,260	—	76,237
Total assets	355,947	176,656	(10,727)	521,876

4. INCOME TAX EXPENSE

Sohu.com Inc. and AmazGame Entertainment (US) Inc. are subject to taxes in the United States. Some of the subsidiaries in the Sohu Group are subject to taxes in Hong Kong at 16.5%. The majority of the subsidiaries and VIEs in the Sohu Group are China-based and are subject to taxes in PRC. Substantially all of the Sohu Group’s operations are conducted, and most of the Sohu Group’s income is generated, through these China-based subsidiaries and VIEs.

PRC Corporate Income Tax

Advertising Business

The current PRC Corporate Income Tax Law (“CIT”) imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. Under the current CIT, New Technology Enterprises can enjoy a preferential income tax rate of 15%, but after a three-year validation period, New Technology Enterprises need to re-apply for this qualification. Under the previous income tax laws and regulations, New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current CIT provides grandfathering treatment for enterprises that were (1) qualified as New Technology Enterprises under the previous PRC income tax laws, and (2) established before March 16, 2007, if they continue to meet the criteria for New Technology Enterprises under the current CIT. The grandfathering provision allows these enterprises to continue to enjoy their unexpired tax holidays provided by the previous income tax laws and regulations.

In 2008, three China-based subsidiaries in the Sohu Group, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”) qualified as “New Technology Enterprises” under the current CIT and met the requirements to enjoy their unexpired tax holidays. Accordingly, from 2009 to 2010, Sohu Era will be subject to a 15% income tax rate. Sohu Media and Sogou Technology will enjoy a 7.5% income tax rate in the same period due to their unexpired tax holidays. These companies will be required to re-apply for a certificate of qualification in 2011.

In the second quarter of 2009, the PRC tax bureau communicated to some subsidiaries within the Sohu Group that certain expenses should not be treated as deductible before corporate income tax, although the current CIT is silent in that regard. For such expenses, the Sohu Group had treated them as tax deductible in previous periods. This treatment has been communicated to the tax bureau, without the Sohu Group’s receiving any objections or challenges with respect to prior PRC corporate income tax filings.

Based on the tax bureau’s current interpretation, the Sohu Group concluded that it was more likely than not that such expenses would not be allowed by the tax bureau for income tax deduction. Hence, in accordance with FIN 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, the Sohu Group recognized income tax expense of $1.2 million in this quarter as a result of the change in the tax bureau’s position. In addition, in order to be prudent, the Sohu Group will not reverse this treatment unless the Sohu Group receives a written clarification issued by tax authority that this kind of expense is deductible for income tax purposes.

Online Game Business

AmazGame and Gamease, China-based subsidiary and VIE of Changyou in the Sohu Group, were qualified as “Software Enterprises” under the current CIT, and both are subject to a 0% income tax rate for the full year of 2008 and a 50% tax reduction to a rate of 12.5%, from fiscal year 2009 to fiscal year 2011.

PRC Withholding Tax on Dividends

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

As of June 30, 2009, the Company has not recorded any other withholding tax on the retained earnings of its foreign invested enterprises in the PRC since the Company intends to reinvest earnings to further expand its business in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

5. NET INCOME PER SHARE

Pursuant to SFAS 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards, using the treasury stock method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

(a)	the percentage of the total economic interests in Changyou held by Sohu, which was 74.4% for the second quarter of 2009, and

(b)	the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise of share-based awards, which was 66.7% for the second quarter of 2009.

The percentage of 66.7% was calculated under the treasury stock method in compliance with SFAS 128. Under the treasury stock method, all of Changyou’s existing unvested restricted shares and unvested restricted share units were treated as vested and issued by Changyou. Hence, Changyou’s share number increased on a fully diluted basis, causing the percentage of Changyou’s net income attributable to Sohu to decrease from 74.4% to 66.7%.

This adjustment is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income from continuing operations attributable to Sohu.com Inc.	$33,089	$40,189	$77,684	$61,752
Gain (Loss) from discontinued e-commerce operations attributable to Sohu.com Inc.	446	—	446	(1)

Net income attributable to Sohu.com Inc., basic	33,535	40,189	78,130	61,751
Incremental dilution from Changyou	(2,659)	—	(2,659)	—

Net income attributable to Sohu.com Inc., diluted	$30,876	$40,189	$75,471	$61,751

Denominator:
Weighted average basic common shares outstanding	38,284	38,108	38,223	37,934
Effect of dilutive securities:
Stock options and restricted share units	734	1,321	712	1,300

Weighted average diluted common shares outstanding	39,018	39,429	38,935	39,234

Basic net income per share attributable to Sohu.com Inc.
- Continuing operations	$0.87	$1.05	$2.03	$1.63
- Discontinued e-commerce operations	0.01	—	0.01	(0.00)

Basic net income per share attributable to Sohu.com Inc.	$0.88	$1.05	$2.04	$1.63

Diluted net income per share attributable to Sohu.com Inc.
- Continuing operations	$0.78	$1.02	$1.93	$1.57
- Discontinued e-commerce operations	0.01	—	0.01	(0.00)

Diluted net income per share attributable to Sohu.com Inc.	$0.79	$1.02	$1.94	$1.57

6. SHARE-BASED COMPENSATION EXPENSE

The Company has accounted for share-based compensation expense under the provisions of SFAS 123(R), Share-Based Payment (“SFAS 123(R)”), and Staff Accounting Bulletin 107 (“SAB 107”), based on the grant date fair values of awards.

Estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).

Share-based compensation expense included in costs and expenses includes (in thousands):

	Six Months Ended June 30,
	2009	2008
Cost of revenues	$602	$630
Product development expenses	4,573	3,491
Sales and marketing expenses	499	508
General and administrative expenses	3,227	1,039

	$8,901	$5,668

1)	Sohu.com Inc. Share Awards

Sohu.com Inc.’s 2000 Stock Incentive Plan, including stock options and restricted share units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

Sohu.com Inc. has reserved 9,500,000 shares of new common stock for issuance. As of June 30, 2009, 1,065,590 shares were available for grant under the plan.

A summary of option activity under this 2000 Stock Incentive Plan as of and for the six months ended June 30, 2009 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	799,000	$16.72	5.63	$24,474
Exercised	(178,000)	16.82
Forfeited or expired	(2,000)	17.41

Outstanding at June 30, 2009	619,000	16.69	5.09	28,561

Vested at June 30, 2009 and expected to vest thereafter	618,000	16.71	5.10	28,501

Exercisable at June 30, 2009	610,000	16.71	5.08	28,147

The aggregate intrinsic value in the preceding table represents the difference between Sohu.com Inc.’s closing stock price of $62.83 on June 30, 2009 and the exercise price.

The total intrinsic value of options exercised during the six month period ended June 30, 2009 was $6.1 million.

A summary of restricted share units activity under the 2000 Stock Incentive Plan as of and for the six months ended June 30, 2009 is presented below:

Restricted Share Units	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	405,000	$31.35
Granted	13,000	52.56
Vested	(54,000)	35.61
Forfeited	(23,000)	35.78

Unvested at June 30, 2009	341,000	31.17

Expected to vest thereafter	242,000	31.42

As of June 30, 2009, there was $29,000 of unrecognized compensation expense related to options for which services had not been provided. The expense is expected to be recognized over a weighted average period of 0.27 years. Total share-based compensation expense recognized for options under this 2000 Stock Incentive Plan during the three months ended June 30, 2009 and 2008 was $55,000 and $0.3 million, respectively.

As of June 30, 2009, there was $3.0 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.89 years. Total share-based compensation expense recognized for restricted share units under this 2000 Stock Incentive Plan during the three months ended June 30, 2009 and 2008 was $0.9 million and $1.1 million, respectively.

There was no capitalized share-based compensation expense during the three months ended June 30, 2009 and 2008.

During the six months ended June 30, 2009 and 2008, total cash received from the exercise of stock options amounted to $3.0 million and $11.9 million, respectively.

2)	Changyou Share Awards

Changyou’s 2008 Share Incentive Plan

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to its executive officers and key employees as incentive compensation under its 2008 Share Incentive Plan.

In March 2009, the 2,000,000 reserved ordinary shares were subject to a ten-for-one share split effected by Changyou and became 20,000,000 ordinary shares.

As of June 30, 2009, Changyou had granted under the incentive plan 15,000,000 Class B ordinary shares and Class B restricted ordinary shares to Tao Wang through Prominence and 4,396,000 Class A and Class B restricted share units (settleable upon vesting in Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to its key employees.

Total share-based compensation expense recognized during the three months ended June 30, 2009 for awards under Changyou’s 2008 Share Incentive Plan was $5.6 million, including $2.6 million generated but not recognized before the completion of Changyou’s initial public offering because initial vesting was conditioned on completion of the offering.

Share Award to Tao Wang, Chief Executive Officer of Changyou

In January 2008 (See Note 2 - Changyou Transactions), the difference between the fair values (“Incremental Fair Value”), of the 700,000 ordinary shares and 800,000 restricted ordinary shares granted to Tao Wang and his contingent right in Beijing Fire Fox was accounted for as share-based compensation expense under SFAS 123(R). Because the terms of the issuance of the ordinary shares and restricted ordinary shares had been approved and were communicated to and agreed with Tao Wang as of January 2, 2008, this was considered the grant date under US GAAP and, accordingly, the Incremental Fair Value was determined as of that date. The portion of the Incremental Fair Value related to the 700,000 ordinary shares, equal to $1.8 million, was recognized as share-based compensation expense in product development expenses for the three months ended March 31, 2008. As a result of the modification of the vesting terms of the 800,000 restricted ordinary shares in April 2008, the portion of the Incremental Fair Value related to those shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. The Incremental Fair Values were determined using the discounted cash flow method.

On March 16, 2009, the ordinary shares described above, which had been issued as 700,000 Class B ordinary shares and 800,000 Class B restricted ordinary shares, became 7,000,000 Class B ordinary shares and 8,000,000 Class B restricted ordinary shares, respectively, as a result of a ten-for-one share split by Changyou effected on that date.

A summary of 8,000,000 Class B restricted ordinary shares activity as of and for the six months ended June 30, 2009 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Ordinary Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	8,000,000	$1.36
Granted	—
Vested	(2,000,000)	1.36

Unvested at June 30, 2009	6,000,000	1.36

Expected to vest thereafter	6,000,000	1.36

For the three months ended June 30, 2009 and 2008, share-based compensation expense of $0.5 million and $0.8 million, respectively, was recognized in product development expenses. This expense was related to the 8,000,000 Class B restricted ordinary shares (which were 800,000 restricted shares for the six months ended June 30, 2008). As of June 30, 2009, there was $2.8 million of unrecognized compensation expense related to unvested Class B restricted ordinary shares of Changyou granted to Tao Wang.

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

Because at the time of the grants Changyou’s business was at a different stage of its product life cycle than that of the publicly-listed companies in the online game industry, it was concluded that a market comparison approach would not have been meaningful in determining the fair value of Changyou ordinary shares. As a result, Changyou and a qualified professional appraiser used the income approach/discounted cash flow method to derive the fair values. Changyou applied the discounted cash flow analysis based on Changyou’s projected cash flow using management’s best estimate as of the respective valuation dates. The projected cash flow estimate included, among other things, an analysis of projected revenue growth, gross margins, effective tax rates, capital expenditures and working capital requirements. The income approach involves applying appropriate discount rates, based on earnings forecasts, to estimated cash flows. The assumptions Changyou used in deriving the fair value of its ordinary shares were consistent with the assumptions used in developing its online game business plan, which included no material changes in the existing political, legal, fiscal and economic conditions in China; its ability to recruit and retain competent management, key personnel and technical staff to support its ongoing operations; and no material deviation in industry trends and market conditions from economic forecasts. These assumptions are inherently uncertain and subjective. The discount rates reflect the risks the management perceived as being associated with achieving the forecasts and are based on the estimated cost of capital for Changyou, which was derived by using the capital asset pricing model, after taking into account systemic risks and company-specific risks. The capital asset pricing model is a model for pricing securities that adds an assumed risk premium rate of return to an assumed risk-free rate of return. Using this method, Changyou determined the appropriate discount rates to be 22% as of the January 2008 valuation date.

Changyou also applied a discount for lack of marketability, or DLOM, to reflect the fact that, at the time of the grants, Changyou was a closely-held company and there was no public market for its ordinary shares. To determine the discount for lack of marketability, Changyou and a qualified professional appraiser used the Black-Scholes option pricing model. Pursuant to the Black-Scholes option pricing model, Changyou used the cost of a put option, which can be used to hedge the price change before a privately held share can be sold, as the basis to determine the discount for lack of marketability. Based on the foregoing analysis, Changyou used a DLOM of

19% to discount the value of Changyou’s ordinary shares as of January 2008. Because there was no evidence to indicate that there would be a disproportionate return between majority and noncontrolling interest shareholders, Changyou did not apply a noncontrolling interest discount.

Share Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

In April 2008, Changyou approved and communicated to executive officers other than Tao Wang the grant of an aggregate of 180,000 restricted ordinary shares and to certain key employees the grant of an aggregate of 94,000 restricted share units of Changyou (settleable in ordinary shares upon vesting). These restricted ordinary shares and restricted share units were subject to vesting over a four-year period commencing on February 1, 2008, with initial vesting also subject to the listing of Changyou’s Class A ordinary shares in an initial public offering by Changyou. The fair value of the awards at grant date was recognized in the consolidated statement of operations starting from April 2, 2009, when ADSs representing Changyou’s Class A ordinary shares were first listed on the NASDAQ Global Select Market.

On January 15, 2009, Changyou issued 180,000 Class B restricted ordinary shares to executive officers other than Tao Wang and granted 94,000 Class B restricted share units to certain key employees.

On March 13, 2009, Changyou exchanged the 180,000 Class B restricted ordinary shares for Class B restricted share units, that otherwise have the same vesting and other terms as applied to the Class B restricted ordinary shares described above. Including the exchange, Class B restricted share units granted to executive officers other than Tao Wang and certain key employees totaled 274,000.

On March 16, 2009, the above 274,000 Class B restricted share units became 2,740,000 Class B restricted share units as a result of the ten-for-one share split effected on that date.

A summary of the above Class B restricted share units activity as of and for the six months ended June 30, 2009 is presented below. The shares and fair values presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Share Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	2,740,000	$1.98
Granted	—
Vested*	—
Forfeited	—

Unvested at June 30, 2009	2,740,000	1.98

Expected to vest thereafter	2,740,000	1.98

Note*:	Under the vesting terms of the Class B restricted share units described above, no vesting will occur until the expiration of the 180-day lock-up agreement entered into by the holders of the restricted share units with the underwriters of Changyou’s initial public offering. The 180-day lock-up period commenced on April 1, 2009, which is the date of the final prospectus for Changyou’ initial public offering. Accordingly none of these Class B restricted share units will be vested until September 28, 2009.

The total share-based compensation expense recognized for these 2,740,000 Class B restricted share units during the three months ended June 30, 2009 was $3.0 million, including $2.4 million generated but not recognized before the completion of Changyou’s initial public offering because initial vesting was conditioned on completion of the offering, as compared to zero for the corresponding period in 2008. As of June 30, 2009, unrecognized share-based compensation expense related to unvested Class B restricted share units of Changyou granted to executive officers other than Tao Wang and to key employees was $2.4 million.

The methods Changyou used to determine the fair value as of the April 2008 grant date of these Class B restricted share units were the same as the methods used for the shares granted to Tao Wang as described above, except that the discount rate and DLOM used were different as a result of changes in circumstances between their respective grant dates.

Share Awards to Other Employees

Share Awards Granted before Changyou’s Initial Public Offering

On February 17, 2009, Changyou granted an aggregate of 45,600 Class A restricted share units to certain of its employees. These restricted share units are subject to vesting over a four-year period commencing upon the completion of the listing of Changyou’s

Class A ordinary shares in an initial public offering by Changyou. The grant date fair value of the awards was recognized in Sohu’s consolidated statements of operations starting from April 2, 2009, when ADSs representing Changyou’s Class A ordinary shares were first listed on the NASDAQ Global Select Market.

On March 16, 2009, the above 45,600 Class A restricted share units became 456,000 Class A restricted share units as a result of the ten-for-one share split effected on that date.

A summary of the Class A restricted share units activity as of and for the six months ended June 30, 2009 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class A Restricted Share Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	—
Granted	456,000	$8.00
Vested	—
Forfeited	(24,000)	8.00

Unvested at June 30, 2009	432,000	8.00

Expected to vest thereafter	410,000	8.00

The total share-based compensation expense recognized for these 456,000 Class A restricted share units for the three months ended June 30, 2009 was $0.6 million, including $0.2 million generated but not recognized before the completion of Changyou’s initial public offering because initial vesting was conditioned on completion of the offering. As of June 30, 2009, unrecognized compensation expense related to unvested Class A restricted share units of Changyou granted to employees was $2.7 million.

The fair value as of the February 17, 2009 grant date of these Class A restricted share units was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share Awards Granted after Changyou’s Initial Public Offering

On April 20, 2009, Changyou granted an aggregate of 1,200,000 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to executive officers other than Tao Wang. These Class A restricted share units are subject to vesting over a four-year period commencing on April 21, 2009. The fair value as of April 20, 2009 grant date of restricted share units was determined based on Changyou’s share price on the grant date.

Class A Restricted Share Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	—
Granted	1,200,000	$12.41
Vested	—
Forfeited	—

Unvested at June 30, 2009	1,200,000	12.41

Expected to vest thereafter	1,200,000	12.41

The total share-based compensation expense recognized for these Class A restricted share units expensed during the three months ended June 30, 2009 was $1.5 million. As of June 30, 2009, unrecognized compensation expense related to unvested Class A restricted share units of Changyou granted to employees was $13.4 million.

7. VARIABLE INTEREST ENTITIES (“VIEs”)

FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”) requires a VIE to be consolidated by a company if that company is the primary beneficiary of that VIE.

To satisfy PRC laws and regulations, the Sohu Group conducts certain advertising, online game, wireless and others businesses in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Sohu Group. Capital for the VIEs was funded by the Sohu Group through loans provided to Dr. Zhang and those employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Zhang and other employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of June 30, 2009, the aggregate amount of these loans was $11.9 million.

The following is a summary of VIEs of the Sohu Group which are consolidated under FIN 46R:

For Advertising Business

Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”) was incorporated in the PRC in 2002 and engages in entertainment and advertising business in the PRC on behalf of the Sohu Group. The registered capital of Sohu Entertainment is $1.2 million. Originally, Beijing Century High Tech Investment Co., Ltd. (“High Century”) and Wei Li held 80% and 20% interests, respectively, in Sohu Entertainment. In November 2004, to further comply with PRC regulations, High Century and Wei Li transferred their interests in Sohu Entertainment to Xin Wang (Belinda Wang) and Jianjun Wang, each of whom is an employee of the Sohu Group. In July 2007, Jianjun Wang transferred all his interests in Sohu Entertainment to Ye Deng, an employee of the Sohu Group. As a result, Xin Wang (Belinda Wang) and Ye Deng hold 80% and 20% interests, respectively, in Sohu Entertainment.

b)	Feng Yang Tian Lang

Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”) was incorporated in the PRC in 2005 and engages in advertising services in the PRC. The registered capital of Feng Yang Tian Lang is $0.2 million. Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and High Century each holds a 50% interest in Feng Yang Tian Lang.

Sponsored Search Business

a)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and engages in mapping services in the PRC. The registered capital of Tu Xing Tian Xia is $0.2 million. In May 2005, in connection with its acquisition of Go2Map, the Sohu Group designated High Century and Sohu Internet as its designees to purchase the outstanding registered capital of Tu Xing Tian Xia. As a result, High Century and Sohu Internet hold 56.1% and 43.9% interests, respectively, in Tu Xing Tian Xia.

b)	Sogou Information

Beijing Sogou Information Service Co., Ltd. (“Sogou Information”) was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. The registered capital of Sogou Information is $2.5 million. Jing Zhou and Wei Li, each of whom is an employee of the Sohu Group, each holds a 50% interest in Sogou Information.

For Online Game Business

a)	Gamease

Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) was incorporated in the PRC in August 2007. It holds the licenses and approvals to operate online games in the PRC. The registered capital of Gamease is $1.3 million. Tao Wang, Changyou’s CEO, and a Changyou employee hold 60% and 40% interests, respectively, in Gamease. Gamease’s primary beneficiary is Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), which is an indirect subsidiary of Changyou and Sohu.

For Wireless and Others Businesses

a)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and engages in Internet information, wireless and advertising services in the PRC on behalf of the Sohu Group. The original registered capital was $0.6 million, and High Century and Jinmei He held 80% and 20% interests, respectively, in Sohu Internet. In December 2003, Sohu Entertainment made a $0.6 million investment in Sohu Internet. In April 2005, Jinmei He transferred all her interests in Sohu Internet to High Century, and High Century made a $1.2 million additional investment in Sohu Internet. As a result, the registered capital is now $2.4 million, with High Century and Sohu Entertainment holding 75% and 25% interests, respectively.

b)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. The registered capital of GoodFeel is $1.2 million. In May 2004, High Century and Sohu Internet acquired 73% and 27% interests, respectively, in GoodFeel. In July 2004, High Century and Sohu Internet invested $0.6 million and $0.5 million, respectively, in GoodFeel so that High Century held 58.1% interests in GoodFeel with the remaining 41.9% interests held by Sohu Internet. In October 2004, to further comply with PRC regulations, High Century and Sohu Internet transferred their interests in GoodFeel to Xiufeng Deng and Jing Zhou, each of whom is an employee of the Sohu Group. In August 2007, Xiufeng Deng transferred all his interests in GoodFeel to Guofeng Yue, an employee of the Sohu Group. As a result, Guofeng Yue and Jing Zhou hold 58.1% and 41.9% interests, respectively, in GoodFeel.

c)	High Century

High Century was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Sohu Group. The registered capital of High Century is $4.6 million. Dr. Zhang and Wei Li, an employee of the Sohu Group, hold 80% and 20% interests, respectively, in High Century.

Since Sohu.com Inc. is the primary beneficiary of the above VIEs, they have been consolidated in the Company’s financial statements pursuant to FIN 46R. As of June 30, 2009, the above VIEs have aggregate accumulated profits of approximately $36.5 million, which have been reflected in Sohu’s consolidated financial statements.

8. COMMITMENTS AND CONTINGENCIES

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business, and to conduct brand advertising, sponsored search, online game and wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. Its legal structure and scope of operations in China could be subjected to restrictions which could result in severe limits to the ability to conduct business in the PRC.

The Sohu Group’s sales, purchase and expense transactions are generally denominated in Renminbi (“RMB”) and a significant portion of the Sohu Group’s assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB by its subsidiaries in China may require certain supporting documentation in order to affect the remittance.

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on its business, results of operations or financial condition. In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of June 30, 2009, the lawsuits with these four record companies were still in process.

The Sohu Group has entered into certain sponsorship agreements, under which the Sohu Group is obliged to provide advertising services and Website construction, operation and maintenance services to third parties during the contract periods.

The Sohu Group has commitments related to future minimum content and service purchases.

9. NONCONTROLLING INTEREST

In accordance with SFAS 160, from January 1, 2009, the Company renamed the minority interest to noncontrolling interest and reclassified it in its consolidated balance sheets from the mezzanine section between liabilities and equity to a separate line item in equity. The Company also expanded disclosures in the consolidated financial statements to clearly identify and distinguish the interests of Sohu from the interests of the noncontrolling owners of its subsidiaries. The Company has applied the presentation and disclosure requirements retrospectively for all periods presented for comparability.

Noncontrolling interest in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 was $41.6 million and $5.1 million, respectively, which including noncontrolling interest in Changyou and in 21 East Hong Kong and 21 East Beijing (collectively “21 East”).

Noncontrolling interest in the consolidated statements of operations for both the three months and the six months ended June 30, 2009 was $8.8 million, compared with $12,000 and $4,000, respectively, for the corresponding periods in 2008. Noncontrolling interest in the consolidated statements of operations for the three and six months ended June 30, 2009 reflected noncontrolling interest in Changyou and 21 East. Noncontrolling interest in the consolidated statements of operations for the corresponding periods in 2008 reflected only the noncontrolling interest in 21 East.

Changyou is the Company’s majority-owned subsidiary, which completed its initial public offering on the NASDAQ Global Select Market On April 7, 2009.

21 East is an entertainment company in which the Company acquired a 70% interest on October 31, 2006.

Noncontrolling interest in the consolidated balance sheets (in thousands):

	As of
	June 30, 2009	December 31, 2008
Changyou	$41,232	$4,752
21 East	337	396

Total	$41,569	$5,148

Noncontrolling interest in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Changyou	$8,839	$—	$8,839	$—
21 East	(38)	12	(59)	4

Total	$8,801	$12	$8,780	$4

Noncontrolling Interest in Changyou

For the three months ended June 30, 2009, since Sohu continues to be Changyou’s controlling shareholder, Sohu consolidated Changyou but recognized 25.6% of the total economic interest in Changyou as noncontrolling interest in Sohu’s consolidated financial statements. See Note 1 - The Company and Basis of Presentation “Basis of Consolidation” and Note 2 - .Changyou Transactions “Sohu’s Shareholding in Changyou”.

Noncontrolling Interest in the Consolidated Balance Sheets

Noncontrolling interest attributable to Changyou in Sohu’s consolidated balance sheets as of June 30, 2009 and December 31, 2008 was $41.2 million and $4.8 million, respectively.

As of June 30, 2009, Sohu recognized noncontrolling interest in the consolidated balance sheets to reflect the interest in Changyou’s net assets attributable to the shareholders other than Sohu. Noncontrolling interest, appearing in shareholders’ equity in Sohu’s consolidated balance sheets as of June 30, 2009, consisted of a 25.6% interest in Changyou’s net assets attributable to the shareholders other than Sohu, and reflected the reclassification of Changyou’s share-based compensation from additional-paid-in-capital to noncontrolling interest.

As of December 31, 2008, Sohu recognized noncontrolling interest in the consolidated balance sheets consisted of the share-based compensation related to Changyou’s Class B ordinary shares granted to Tao Wang through the share-based award arrangement.

Noncontrolling Interest in the Consolidated Statements of Operations

Noncontrolling interest in Changyou attributable to shareholders other than Sohu in the consolidated statements of operations for both the three months and the six months ended June 30, 2009 was $8.8 million, compared with zero for both of corresponding periods in 2008.

In the second quarter of 2009, Sohu recognized noncontrolling interest in the consolidated statements of operations to reflect the 25.6% economic interest in Changyou that is attributable to the shareholders other than Sohu.

Noncontrolling Interest in 21 East

Noncontrolling interest in the consolidated financial statements consisted of 30% noncontrolling interest in 21 East.

Noncontrolling interest related to 21 East in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 was $337,000 and $396,000, respectively.

Noncontrolling interest related to 21 East in the consolidated statements of operations for the three and six months ended June 30, 2009 was negative $38,000 and negative $59,000, respectively, compared with $12,000 and $4,000 for the corresponding periods in 2008.

10. SUBSEQUENT EVENTS

In July 2009, Changyou entered into a preliminary purchase agreement to acquire an office building in Beijing with approximately 15,000 square meters of space to accommodate its expanding workforce. Total estimated cost for building acquisition and renovation is expected to be approximately $43 million.

In accordance with SFAS No. 165, “Subsequent Events” (“SFAS 165”), the Sohu Group has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued, with no other events or transactions needing recognition or disclosure found.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 does not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165. SFAS 165 sets forth the period after the balance sheets date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheets date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheets date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the requirements of this pronouncement for the quarter ended June 30, 2009. The adoption of SFAS 165 does not have an impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact on its consolidated financial statements of adopting this standard.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). SFAS 167 amends FIN 46(R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact on its consolidated financial statements of adopting this standard.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 162”). SFAS168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the

Codification will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. This will have an impact on the Company’s financial statements since all future reference to authoritative accounting literature will be references in accordance with SFAS 168.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (“21 East HK”), Changyou.com Limited (“Changyou”, formerly known as TL Age Limited), Changyou.com (HK) Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Sogou Hong Kong Limited, Sohu.com (Game) Limited (“Sohu Game”), AmazGame Entertainment (US) Inc., Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), and Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), and our variable interest entities (“VIEs”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009, as updated by Part II, Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu is a leading Internet company in China, providing hundreds of millions of Chinese Internet users with news, information, entertainment and communication. Substantially all of our operations are conducted through our indirect wholly and majority-owned China-based subsidiaries and VIEs. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China.

Our Business

Our businesses mainly consist of advertising (composed of brand advertising and sponsored search), online game (conducted via Changyou), and wireless business, among which brand advertising and online game are our two core businesses.

Advertising Business

Our advertising business, including brand advertising services and sponsored search services, offers premier content to our users free of charge and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	17173.com, a leading game information portal;

•	focus.cn, a top real estate Website;

•	chinaren.com, a leading online alumni club; and

•	sogou.com, an interactive proprietary search engine.

Brand advertising services provide advertisements on our portal Websites to large companies seeking to increase their brand awareness online.

Sponsored search services provide priority placements in our search directory and pay-for-click services to customers, especially small and medium-sized enterprises.

Online Game Business

We conduct our online game business via Changyou (Changyou.com), which currently operates two massively multi-player online role-playing games (“MMORPGs”), namely Tian Long Ba Bu (“TLBB”) and Blade Online (“BO”). TLBB is Changyou’s first in-house developed MMORPG and has been one of the most popular online games in China. Changyou has four new MMORPGs in the pipeline: Duke of Mount Deer (“DMD”), which is developed in-house, is also based on a popular martial arts novel written by Louis Cha, the same author as TLBB, the Blade Hero II, which is the sequel to Blade Online, and Immortal Faith (“IF”) and Legend of Ancient World (“LAW”), which were both licensed from third parties.

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

Following Changyou’s IPO, treating all of Tao Wang’s 15,000,000 Class B ordinary shares as owned by Tao Wang, Sohu holds 68.5% of the combined total Changyou’s outstanding Class A and Class B ordinary shares and controls 80.8% of the total voting power in Changyou. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interests reflecting the shares held by public shareholders and by Tao Wang (collectively, the “shareholders other than Sohu”).

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

Wireless and Others Businesses

Our wireless and others businesses mainly comprise the wireless business, which offers value-added services, such as news, weather forecasts, chatting, entertainment information, ringtone and logo downloads subscribed over mobile phones.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting for revenue recognition, determination of functional currencies, allowance for doubtful accounts, assessment of impairment for goodwill, intangible assets, fixed assets and other assets, determination of share-based compensation expense, income taxes and valuation allowance against deferred tax assets and noncontrolling interest, represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Advertising Revenues

Advertising revenues include revenues from brand advertising services and sponsored search services, after deducting agent rebates and applicable business tax. We do not enter into advertising-for-advertising barter transactions.

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

Sponsored search

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

Online Game Revenues

Online game revenues from our MMORPG operations in China are earned by providing online services to game players pursuant to the item-based revenue model. For periods prior to our upgrading and re-launching of BO in December 2006, we operated BO under the time-based revenue model, where game players are charged based on the time they spend playing the game. Under the item-based revenue model, game players play games free of charge and are charged for purchases of virtual items.

Online game revenues are collected through sale of our prepaid game cards. We sell virtual and physical prepaid game cards to regional distributors, who in turn sub-distribute to retail outlets, including Internet cafés, various Websites, newsstands, software stores, book stores and retail stores. We typically collect payment from our distributors upon delivery of our prepaid game cards.

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

Prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. In contrast, once the prepaid game cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. We are entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed. For the three months ended June 30, 2009 and 2008, we recognized revenues in connection with expired un-activated prepaid game cards and unused balances of activated prepaid game cards in an inactive account amounting to approximately $33,000 and $40,000, respectively. For the six months ended June 30, 2009 and 2008, we recognized revenues in connection with expired un-activated prepaid game cards and unused balances of activated prepaid game cards in an inactive account amounting to approximately $64,000 and $78,000, respectively.

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

Wireless and Others Revenues

Our wireless and others revenues are mainly from our wireless business. Wireless revenues are derived from providing short messaging services (“SMS”), Ring Back Tone (“RBT”), Wireless Application Protocol (“WAP”), multimedia messaging services (“MMS”) and interactive voice response (“IVR”), mainly consisting of news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign-owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. Recently, the time lag in receiving monthly statements from one of the mobile network operators has increased. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, we, using information generated from our own internal system and historical data, make estimates of the failure rate and collectable wireless service fees and accrue revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $1,419,000 (gross margin underestimate of $654,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate and bad debt rate per an operator’s statement and our internal estimates could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended June 30, 2009, 56% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

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

Functional Currency

The functional currency of our subsidiaries and VIEs in China is the RMB and the functional currency of our subsidiaries outside China is the US Dollar. An entity’s functional currency is the currency of the primary economic environment in which it operates; normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China-based subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheets date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in the consolidated balance sheets. The accumulated foreign currency translation adjustment as of June 30, 2009 and December 31, 2008 was a gain of $21.4 million and $21.3 million, respectively.

Allowance for Doubtful Accounts Receivable

Our management must make estimates as to the collection of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our gross accounts receivable balance was $54.5 million, with an allowance for doubtful accounts of $1.2 million as of June 30, 2009. If the financial condition of our customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be required.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of June 30, 2009, we were not aware of any event or change of circumstances occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise office buildings, investment properties, computer equipment and hardware, office furniture, vehicles and leasehold improvements, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include prepaid content fees and rental deposits. We amortize the content fees over the terms of the contracts. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of June 30, 2009, we were not aware of the occurrence of any event or change of circumstances that would result in material impairment losses in our intangible assets, fixed assets and other assets.

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

Under SFAS 123(R), we applied the Black-Scholes valuation model in determining the fair value of options granted to employees and directors. Under the transition provisions of SFAS 123(R), we recognized compensation expense on options granted prior to the adoption of SFAS 123(R) on an accelerated basis over the requisite service period, which is consistent with the methods we used when preparing pro forma information under SFAS 123. Restricted share units are measured based on the fair market value of the underlying shares on the grant dates. We recognized the relevant share-based compensation expense on an accelerated basis over the requisite service period.

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

Our assumptions were based on historical experience, with consideration to developing expectations about the future. The assumptions used in calculating the fair value of share-based awards and related share-based compensation expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change or different assumptions are used, our share-based compensation expense could be materially different for any period.

Income Taxes and Valuation Allowance against Deferred Tax Assets

We estimate income tax expense in each of the jurisdictions in which we operate for each period presented, including estimating current tax exposure as well as assessing realizable deferred tax assets and deferred tax liabilities.

As of June 30, 2009, our deferred tax assets are related to net operating losses of the holding company that would be subject to income taxes in the United States, and net operating losses and temporary differences between accounting and tax bases for our China-based subsidiaries and VIEs. As substantially all of our income is earned through subsidiaries outside the United States, and we do not intend to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from the net operating losses of the holding company will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

Noncontrolling Interest

As Changyou completed its initial public offering on the NASDAQ Global Select Market on April 7, 2009, Sohu’s economic interests in Changyou decreased from 100% to approximately 74.4% and Sohu’s voting power decreased from 100% to 80.8% subsequent to the offering.

In accordance with SFAS 160, after Changyou’s initial public offering, as long as Sohu has a controlling interest in Changyou, Sohu will continue to consolidate Changyou, but will recognize noncontrolling interest in Sohu’s consolidated financial statements to reflect the economic interest in Changyou attributable to Changyou’s shareholders other than Sohu.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

REVENUES

Total revenues were $127.1 million and $242.8 million for the three and six months ended June 30, 2009, respectively, as compared to $102.0 million and $186.8 million for the corresponding periods in 2008.

Advertising Revenues

Advertising revenues are derived from brand advertising and sponsored search.

Advertising revenues were $45.4 million and $86.0 million, or 36% and 35% of total revenues, for the three and six months ended June 30, 2009, as compared to $43.4 million and $78.1 million, or 43% and 42% of total revenues, for the corresponding periods in 2008. For the three and six months ended June 30, 2009, advertising revenues consisted of revenues from brand advertising of $43.6 million and $82.7 million, and revenues from sponsored search of $1.8 million and $3.3 million. For the three and six months ended June 30, 2008, advertising revenues consisted of revenues from brand advertising of $41.7 million and $74.8 million, and revenues from sponsored search of $1.7 million and $3.3 million.

Brand Advertising

Brand advertising revenues increased by $1.9 million to $43.6 million for the three months ended June 30, 2009 and increased by $7.9 million to $82.7 million for the six months ended June 30, 2009 as compared to the corresponding periods in 2008. The increase of $1.9 million for the three months ended June 30, 2009 from the corresponding period in 2008 consisted of: (i) a $15.3 million increase from advertisers who advertised with us during the three months ended June 30, 2009 but did not advertise on our Website during the three months ended June 30, 2008; (ii) a $4.7 million decrease in revenues from advertisers who advertised with us in the three months ended June 30, 2008 and continued to do so in the three months ended June 30, 2009; and (iii) a $8.7 million decrease in revenues as some of advertisers who advertised with us during the three months ended June 30, 2008 did not advertise on our Website during the three months ended June 30, 2009. The increase of $7.9 million for the six months ended June 30, 2009 from the corresponding period in 2008 consisted of: (i) a $19.9 million increase from advertisers who advertised with us during the six months ended June 30, 2009 but did not advertise on our Website during the six months ended June 30, 2008; (ii) a $2.1 million increase in revenues from advertisers who advertised with us in the six months ended June 30, 2008 and continued to do so in the six months ended June 30, 2009; and (iii) a $14.1 million decrease in revenues as some of advertisers who advertised with us during the six months ended June 30, 2008 did not advertise on our Website channels during the six months ended June 30, 2009. As of June 30, 2009 and 2008, we had $1.3 million and $2.1 million, respectively, of receipts in advance from advertisers. We do not enter into advertising-for-advertising barter transactions.

We expect brand advertising revenues to increase in the third quarter of 2009 as compared to the second quarter of 2009.

Sponsored Search

Sponsored search revenues increased by $0.1 million to $1.8 million for the three months ended June 30, 2009 as compared to the corresponding period in 2008. Sponsored search revenues were $3.3 million for both the six months ended June 30, 2009 and the six months ended June 30, 2008. Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 71% and 66% of the total sponsored search revenues for the three and six month periods ended June 30, 2009, as compared to 45% and 41% in the corresponding periods in 2008.

Online Game Revenues

For the three months ended June 30, 2009, online game revenues increased by $18.7 million to $66.6 million as compared to $47.9 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, online game revenues increased by $39.3 million to $128.2 million as compared to $88.9 million for the six months ended June 30, 2008.

The following table sets forth the revenues generated from our game operations in mainland China and overseas licensing (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Online game revenues:
Game operations revenues	$64,936	$45,730	$124,282	$86,304
Overseas licensing revenues	1,660	2,166	3,921	2,547

Total online game revenues	$66,596	$47,896	$128,203	$88,851

Game Operations Revenues

Our current two MMORPGs, TLBB and BO, are free to play and generate revenues using the item-based revenue model through the sale of virtual items that enhance the game-playing experience. TLBB, launched on May 9, 2007, is our first in-house developed online game. BO, launched in October 2004, was licensed from a third party game development studio.

The following table sets forth game operations revenues and related aggregate operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Game operations revenues ($’000)	$64,936	$45,730	$124,282	$86,304
Aggregate quarterly APA (in thousands)*	2,388	1,807	N/A	N/A
Aggregate quarterly ARPU (in RMB)**	186	176	N/A	N/A

Notes:

*	Aggregate quarterly APA, or aggregate quarterly active paying accounts, is the aggregate number of accounts for our two MMORPGs from which game points are utilized at least once during the quarter; our definition of APA may not be comparable to similarly titled measures presented by other online game companies.
**	Aggregate quarterly ARPU, or aggregate quarterly revenue per active paying accounts, is our online game net revenues during the quarter divided by the aggregate quarterly active paying accounts during the quarter for our two MMORPGs; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

As of June 30, 2009, the aggregate registered accounts for our two MMORPGs had reached 69.1 million, and aggregate peak concurrent users for our two MMORPGs were approximately 950,000 for the three months ended June 30, 2009.

These increases in game operations revenues were primarily due to continual growth in revenue from TLBB in China.

Overseas Licensing Revenues

We started licensing our game TLBB to operators outside of the PRC in 2007. We began generating overseas licensing revenues from TLBB in Vietnam in August 2007, in Taiwan and Hong Kong in April 2008 and in Malaysia and Singapore in April 2009. For the three months ended June 30, 2009 and 2008, our overseas licensing revenues were $1.7 million and $2.2 million, respectively. The decreases were largely the result of greater competition in mature overseas markets. For the six months ended June 30, 2009 and 2008, our overseas licensing revenues were $3.9 million and $2.5 million, respectively.

Revenue Collection

Substantially all of our online game revenues are collected through sales of our prepaid game cards, which we sell in both virtual and physical forms, to third party distributors and retailers, and through online sales of game points directly to game players. We account for proceeds from sales of prepaid game cards from distributors or retailers as receipts in advance from customers in our consolidated balance sheets, prior to activation or charge of the prepaid cards. Once a prepaid game card is activated or charged to a specific game account, we account for the related amounts as deferred revenues. We account for proceeds from online sales of game points directly to game players as deferred revenues.

As of June 30, 2009, we had receipts in advance and deferred revenues of $22.6 million in China and overseas, as compared with $17.3 million as of June 30, 2008.

We expect online game revenue to increase in the third quarter of 2009 as compared to the second quarter of 2009.

Wireless and Others Revenues

Wireless

Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Because of restrictions on foreign companies operating in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our fees from customers. Our VIEs collect the fees from the operators and we then transfer the fees to our subsidiaries on a periodic basis. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the six months ended June 30, 2009, we normally charged monthly fees ranging from $0.073 to $3.659 and per message/download fee ranging from approximately $0.007 to $0.585.

For the three months ended June 30, 2009, our wireless revenues increased by $5.8 million to $15.0 million as compared to $9.2 million for the three months ended June 30, 2008, primarily due to an increase of $2.6 million in SMS revenues, an increase of $1.6 million in RBT and IVR revenues, and a $2.1 million increase due to reduced revenue in the second quarter of 2008 resulting from business tax provision, offset by a decrease of $0.2 million in MMS and $0.3 million in WAP revenues. For the six months ended

June 30, 2009, our wireless revenues increased by $10.5 million to $28.3 million as compared to $17.8 million for the six months ended June 30, 2008, primarily due to an increase of $5.9 million in SMS revenues, an increase of $3.7 million in RBT and IVR revenues, and a $2.1 million increase due to reduced revenue in the second quarter of 2008 resulting from business tax provision, offset by a decrease of $0.6 million in MMS and $0.6 million in WAP revenues. The increase in SMS and IVR revenue was primarily due to successful product distribution programs, and the increase in RBT revenue was because of our continued market development efforts and product diversification.

We expect wireless revenues to steadily increase in the third quarter of 2009 as compared to the second quarter of 2009.

Others

Other services mainly consist of sales of software to third parties, provision of applications service provider (“ASP”) services, office space rental income and construction of websites. For the three months ended June 30, 2009 and 2008, revenues for other services were $148,000 and $1.5 million, respectively. For the six months ended June 30, 2009 and 2008, revenues for other services were $265,000 million and $2.0 million, respectively.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $28.8 million and $56.4 million for the three and six months ended June 30, 2009, respectively, as compared to $24.9 million and $45.2 million for the corresponding periods in 2008.

Cost of Advertising Revenues

Total cost of advertising revenues was $16.3 million and $32.4 million for the three and six months ended June 30, 2009, respectively, as compared to $15.5 million and $28.3 million for the corresponding periods in 2008.

Brand Advertising

Cost of brand advertising revenues includes personnel costs and personnel overhead relating to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs. For the three months ended June 30, 2009, cost of brand advertising revenues was $14.1 million, as compared to $13.9 million for the corresponding period in 2008. For the six months ended June 30, 2009, cost of brand advertising revenues was $27.8 million, as compared to $25.2 million for the corresponding period in 2008. The increase of $2.6 million for the six months ended June 30, 2009 from the corresponding period in 2008 consisted of a $2.4 million increase in personnel expense and a $1.4 million increase in bandwidth leasing costs due to increased traffic on our Websites, offset by a $0.9 million decrease in cost of sales and a $0.3 million decrease in other costs. Our brand advertising gross margins for the three and six months ended June 30, 2009 were 68% and 66%, as compared to 67% and 66% for the corresponding periods in 2008.

Sponsored Search

Cost of sponsored search revenues primarily consists of relevant depreciation of servers and computer equipment, payments to our Website Alliance, bandwidth leasing costs, personnel cost and data collection cost. Cost of sponsored search revenues was $2.2 million and $4.6 million for the three and six months ended June 30, 2009 as compared to $1.6 million and $3.1 million for the three and six months ended June 30, 2008. The increase in cost of sponsored search was primarily due to higher bandwidth leasing costs to support increased Website traffic.

Cost of Online Game Revenues

Cost of online game revenues primarily consists of personnel costs relating to the operation of the games, PRC business tax and VAT that AmazGame pays on the revenues that it derives from its contractual arrangements with Gamease, bandwidth leasing costs, depreciation of servers and computer equipment and revenue-based royalty payments to game developers of licensed games. Cost of online game revenues was $3.9 million and $7.4 million for the three and six months ended June 30, 2009 as compared to $3.5 million and $6.7 million for the three and six months ended June 30, 2008. Our online game gross margin for the three and six months ended June 30, 2009 were both 94%, as compared to 93% and 92% for the corresponding periods in 2008.

Cost of Wireless and Others Revenues

Wireless

Cost of wireless revenues mainly consists of collection and wireless transmission charges paid to mobile network operators, expenses related to complaints based on allegations of breaches of certain provisions of our agreements with mobile network operators, fees or royalties paid to third party content providers for promotion services and content associated with our wireless services, payments to third party wireless service alliances, relevant depreciation of servers and computer equipment and bandwidth leasing costs. Cost of wireless revenues increased by $2.8 million to $8.3 million for the three months ended June 30, 2009, and increased by $6.5 million to $15.9 million for the six months ended June 30, 2009, as compared to the corresponding periods in 2008. The increase in cost of wireless revenues for the three months ended June 30, 2009 as compared to the corresponding period in 2008 resulted from an increase of $2.1 million in payments to third party wireless service alliances and content providers, an increase of $0.5 million in collection charges and transmission charges paid to mobile network operators and an increase of $0.2 million in other costs. The increase in cost of wireless revenues for the six months ended June 30, 2009 as compared to the corresponding period in 2008 resulted from an increase of $5.0 million in payments to third party wireless service alliances and content providers, an increase of $1.3 million in collection charges and transmission charges paid to mobile network operators, and an increase of $0.2 million in other costs. The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.003 to $0.029 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 70% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the second quarter of 2009. Our wireless gross margins were 45% and 44% for the three and six months ended June 30, 2009, as compared to 40% and 47% for the corresponding periods in 2008.

Others

Cost of revenues for other services was $233,000 and $719,000 for the three and six months ended June 30, 2009, respectively, as compared to $378,000 and $759,000 for the corresponding three and six month periods in 2008. Cost of revenues for other services consists mainly of personnel and other expenses in connection with our sales of software to third parties and provision of ASP services.

Product Development Expenses

Product development expenses increased by $3.8 million to $14.6 million for the three months ended June 30, 2009, and increased by $5.7 million to $28.0 million for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008. The increase for the three months ended June 30, 2009 from the corresponding period in 2008 primarily consisted of a $2.1 million increase in share-based compensation expense under SFAS123(R), a $0.6 million increase in license fee, a $0.5 million increase in personnel expense resulting from an increase in headcount, salaries and bonuses, and a $0.6 million increase in other expenses. The increase for the six months ended June 30, 2009 from the corresponding period in 2008 primarily consisted of a $3.4 million increase in personnel expenses resulting from an increase in headcount, salaries and bonuses, a $1.1 million increase in share-based compensation expense under SFAS 123(R), a $0.6 million increase in license fee, and a $0.6 million increase in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.4 million to $25.8 million for the three months ended June 30, 2009, and increased by $5.1 million to $42.6 million for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008. The increase for the three months ended June 30, 2009 from the corresponding period in 2008 primarily consisted of a $4.0 million increase in advertising and promotion expense under our market aggregation strategy and a $0.4 million increase in other expenses. The increase for the six months ended June 30, 2009 from the corresponding period in 2008 primarily consisted of a $4.1 million increase in advertising and promotion expense under our market aggregation strategy, a $0.8 million increase personnel expense resulting from an increase in headcount and salaries (including sales commissions), and a $0.2 million increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million to $9.2 million for the three months ended June 30, 2009, and increased by $6.1 million to $17.1 million for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008. The increase for the three months ended June 30, 2009 from the corresponding period in 2008 was primarily due to a $2.4 million increase in share-based compensation expense under SFAS 123(R), a $1.1 million increase in personnel expense, a $0.5 million increase in professional fees and a $0.4 million increase in other expenses. The increase for the six months ended June 30, 2009 from the corresponding period in 2008 was primarily due to a $4.4 million increase in personnel expense, a $2.2 million increase in share-based compensation expense under SFAS 123(R) and a $0.5 million increase in other expenses, offset by a $1.0 million decrease in loss from disposal of fixed assets and other assets.

Amortization of Intangible Assets

Amortization of intangible assets, mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map was $128,000 and $202,000 for the three and six months ended June 30, 2009, respectively, as compared to $199,000 and $395,000 for the three and six months ended June 30, 2008.

Share-based Compensation Expense

Share-based compensation expense included in costs and expenses includes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$355	$308	$602	$630
Product development expenses	3,299	1,228	4,573	3,491
Sales and marketing expenses	214	228	499	508
General and administrative expenses	2,746	394	3,227	1,039

	$6,614	$2,158	$8,901	$5,668

Share-based compensation expense in our financial statements included expenses related to share-based awards of Sohu.com Inc. and Changyou.

1)	Sohu.com Inc. Share Awards

The total share-based compensation expense related to Sohu.com Inc. share awards recognized in the consolidated statements of operations during the three months ended June 30, 2009 and 2008 was $1.0 million and $1.4 million, respectively. The total share-based compensation expense related to Sohu.com Inc. share awards recognized in the consolidated statements of operations during the six months ended June 30, 2009 and 2008 was $2.6 million and $3.2 million, respectively. As of June 30, 2009, there was $3.0 million of unrecognized compensation expense related to unvested options and restricted share units.

2)	Changyou Share Awards

The total share-based compensation expense related to Changyou share awards recognized in the consolidated statements of operations during the three months ended June 30, 2009 and 2008 was $5.6 million and $0.8 million, respectively. The total share-based compensation expense related to Changyou share awards recognized in the consolidated statements of operations during the six months ended June 30, 2009 and 2008 was $6.3 million and $2.5 million, respectively. As of June 30, 2009, there was $2.8 million of unrecognized compensation expense related to unvested Class B restricted ordinary shares granted to Tao Wang and $18.5 million related to unvested Class A and Class B restricted share units granted to Changyou’s executive officers other than Tao Wang and to its key employees.

Operating Profit

As a result of the foregoing, our operating profit increased by $8.7 million to $48.5 million for the three months ended June 30, 2009, and increased by $28.2 million to $98.6 million for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008. The operating profit for the three and six months ended June 30, 2009 included $6.6 million and $8.9 million, respectively, of share-based compensation expense under SFAS 123(R). The operating profit for the three and six months ended June 30, 2008 included $2.2 million and $5.7 million, respectively, of share-based compensation expense under SFAS 123(R).

Other Income (Expense)

For the three and six months ended June 30, 2009, other income of $62,000 and $63,000 mainly consisted of several miscellaneous items. For the three and six months ended June 30, 2008, other expense of $575,000 and $532,000 mainly consisted of donations made for the Sichuan earthquake.

Interest Income and Exchange Difference

For the three months ended June 30, 2009, interest income and exchange difference was $1.3 million and was generated solely from interest income. For the three months ended June 30, 2008, interest income and exchange difference was $1.5 million, comprising interest income of $1.0 million and exchange gain of $0.5 million. For the six months ended June 30, 2009, interest income and exchange difference was $2.4 million, comprising interest income of $2.3 million and exchange gain of $0.1 million. For the six months ended June 30, 2008, interest income and exchange difference was $1.6 million, comprising interest income of $1.7 million and exchange loss of $0.1 million.

Income Tax Expense

For the three months ended June 30, 2009, income tax expense was $8.0 million, as compared with $0.6 million for the corresponding period in 2008. For the six months ended June 30, 2009, income tax expense was $14.6 million, as compared to $9.8 million for the corresponding periods in 2008. Besides the impact of $1.2 million income tax expense recognized in the second quarter of 2009 as a result of the change in the tax bureau’s position for a non-deductible item, the increase resulted primarily from the applicable income tax rate changes from 0% to the range of 7.5% to 15% for our major operating subsidiaries and VIEs in PRC in 2009, as these entities’ tax exemption periods expired at the end of 2008.

Income from Continuing Operations

For the three and six months ended June 30, 2009, net income from continuing operations was $41.9 million and $86.5 million, as compared to $40.2 million and $61.8 million for the three and six months ended June 30, 2008.

Gain (Loss) from Discontinued E-commerce Operations

Gain from discontinued e-commerce operations for both the three months and the six months ended June 30, 2009 was $446,000. This increment mainly resulted from the write-off of some long-aged payables which were unlikely to be required to be settled in the future. For the three and six months ended June 30, 2008, loss from discontinued e-commerce operations was zero and $1,000.

Net Income

As a result of the foregoing, we had net income of $42.3 million and $86.9 million for the three and six months ended June 30, 2009, as compared to net income of $40.2 million and $61.8 million for the three and six months ended June 30, 2008. Net income for the three and six months ended June 30, 2009 included $6.6 million and $8.9 million of share-based compensation expense under SFAS 123(R), as compared to $2.2 million and $5.7 million of share-based compensation expense for the three and six months ended June 30, 2008.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $8.8 million for both the three months and the six months ended June 30, 2009, as compared to $12,000 and $4,000 for the corresponding periods ended June 30, 2008. The increase for the three and six months ended June 30, 2009 from the corresponding periods ended June 30, 2008 was due to $8.8 million noncontrolling interest recognized for Changyou after its initial public offering in the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through cash flows from operations. As of June 30, 2009, we had cash and cash equivalents of approximately $546.7 million, compared to $226.0 million as of June 30, 2008.

In October 2008, the board of directors approved a stock repurchase program of up to $150 million of Sohu’s outstanding shares of common stock until the end of 2009. Through the end of June 30, 2009, we repurchased 501,686 shares in the open market, at an average price of $39.86 for total consideration of $20 million. We expect to continue to execute this program during the year ending December 31, 2009.

In summary, our cash flows were (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$103,364	$98,865
Net cash used in investing activities	(2,420)	(16,401)
Net cash provided by financing activities	131,501	14,764
Effect of exchange rate change on cash and cash equivalents	(124)	6,049

Net increase in cash and cash equivalents	232,321	103,277
Cash and cash equivalents at beginning of period	314,425	122,706

Cash and cash equivalents at end of period	$546,746	$225,983

For the six months ended June 30, 2009, net cash provided by operating activities was $103.4 million. This was primarily attributable to our net income of $86.9 million, adjusted by non-cash items of share-based compensation expense of $8.9 million, depreciation and amortization of $8.7 million, other miscellaneous non-cash expense of $1.5 million, and offset by a $2.6 million increase in working capital. This $2.6 million was the net impact of $18.9 million income tax refund received in January 2009 offset by other working capital increase of $21.5 million. For the six months ended June 30, 2008, net cash provided by operating activities was $98.9 million. This was primarily attributable to our net income of $61.8 million, adjusted by non-cash items of depreciation and amortization of $7.7 million, share-based compensation expense of $5.7 million, and a $25.1 million decrease in working capital, offset by other items of $1.4 million.

For the six months ended June 30, 2009, net cash used in investing activities was $2.4 million, and was primarily attributable to a $5.1 million used in acquiring fixed assets and other assets, offset by a $2.7 million decrease in restricted cash. For the six months ended June 30, 2008, net cash used in investing activities was $16.4 million, and was primarily attributable to $17.9 million used in acquiring fixed assets and other assets, offset by a $1.5 million decrease in restricted cash.

For the six months ended June 30, 2009, $131.5 million net cash provided by financing activities was primarily attributable to $128.3 million of proceeds generated from Changyou’s initial public offering after deducting underwriting discounts and commissions but before deducting offering expenses, and $3.0 million from issuance of common stock upon the exercise of options and restricted share units granted under our stock incentive plan and $0.8 million from other financing activities, offset by reversal of excess tax benefits of $0.6 million from share-based payment arrangements. For the six months ended June 30, 2008, $14.8 million net cash provided by financing activities was primarily attributable to the issuance of common stock upon the exercise of options and restricted share unites granted under our stock incentive plan and cash contributions received from noncontrolling shareholders.

As of June 30, 2009, we had cash and cash equivalents of $546.7 million as compared to $314.4 million as of December 31, 2008.

We believe that current cash and cash equivalents will be sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments.

OFF-BALANCE SHEETS COMMITMENTS AND ARRANGEMENTS

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 does not have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheets date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheets date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheets date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We have adopted the requirements of this pronouncement for the quarter ended June 30, 2009. The adoption of SFAS 165 does not have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. We are currently evaluating the impact on our consolidated financial statements of adopting this standard.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). SFAS

167 amends FIN 46(R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. We are currently evaluating the impact on our consolidated financial statements of adopting this standard.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 162”). SFAS168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on our consolidated financial statements. This will have an impact on our financial statements, since all future reference to authoritative accounting literature will be references in accordance with SFAS 168.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of June 30, 2009, which consisted of cash and cash equivalents, restricted cash, accounts receivables, and accounts payables. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)
	USD	RMB	HKD	Total
Cash and cash equivalents	$216,329	$329,820	$597	$546,746
Receivables	664	63,415	87	64,166
Payables	11,406	122,768	206	134,380

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

Restrictions on Virtual Currency May Adversely Affect Our Online Game Revenues

Our online game revenues are collected through the sale of our prepaid cards or online sale of game points. Pursuant to the Internet Cafés Notice, the People’s Bank of China has been directed to strengthen the administration of virtual currency in online games to avoid any adverse impact on the economic and financial order. This notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase virtual items. On June 4, 2009, the Ministry of Culture and the Ministry of Commerce jointly issued the Notice on Strengthening the Administration of Online Game Virtual Currency (the “Notice”). In this notice, the authorities for the first time define “Virtual Currency” as a type of virtual exchange instrument issued by online game operators, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by the online game operators in electronic record format and represented by specific numeric units. In addition, the Notice categorizes companies involved with virtual currency as either issuers or trading platforms and prohibits companies from simultaneously engaging both as issuers and as trading platforms. Most importantly, one of the Notice’s stated intended objectives is to limit the circulation of virtual currency and thereby reduce concerns that it may impact real world inflation. Specifically, the Notice provides that online game operators are required to report the total amount of their issued virtual currencies on a quarterly basis and game operators are prohibited from issuing disproportionate amounts of virtual currencies in order to generate revenues. In addition, the Notice reiterates that virtual currency can only be provided to users in exchange for an RMB payment and can only be used to pay for virtual goods and services of the issuers. Online game operators are strictly prohibited from providing lucky draws or lotteries which are conducted on the condition that participants contribute cash or virtual currencies in exchange for game props or virtual currencies. The Notice also places potentially burdensome obligations on online game operators, including a requirement that operators keep transaction data records for no less than 180 days and a prohibition on operators’ providing virtual currency trading services to minors. In order to comply with the requirements of the Notice, it may be necessary for us to change our virtual currency distribution channel, and our business model may be affected accordingly and we may put more efforts in consummating our database so as to keep users’ information longer. These restrictions may result in higher costs of our online game operation and lower sales of our prepaid cards or game points, which may have an adverse effect on our games revenue.

Impact of Changyou’s Initial Public Offering on Sohu

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market. The impact of this offering on us included the following factors that could be considered to be adverse:

•	Share-based compensation expense will increase as the unvested restricted share units granted to Changyou executive officers and employees vest under share-based award arrangements.

•

Restricted share units granted to Changyou executive officers and employees will be dilutive securities for the purposes of computing diluted earnings per share of Changyou. This will have a corresponding impact on the computation of Sohu’s diluted earnings per share.

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

Use of Proceeds

On July 17, 2000, Sohu completed an underwritten initial public offering of its common stock pursuant to a Registration Statement on Form S-1 (SEC file No. 333-96137), which became effective on July 10, 2000. Public trading of the common stock offered in the initial public offering commenced on July 12, 2000. Sohu sold an aggregate of 4,600,000 shares of common stock in the offering at a price to the public of $13 per share, resulting in gross proceeds of $59.8 million. Sohu’s net proceeds, after deduction of the underwriting discount of $4.2 million and other offering expenses of $3.2 million, were approximately $52.4 million. All shares sold in the offering were sold by Sohu.

During the three months ended June 30, 2009, Sohu did not use any proceeds from this offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2009, Sohu held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Dr. Charles Zhang (with 31,623,151 affirmative votes and 282,742 votes withheld), Mr. Charles Huang (with 31,828,770 affirmative votes and 77,123 votes withheld), Dr. Dave Qi (with 31,804,679 affirmative votes and 101,214 votes withheld), and Mr. Wang Shi (with 18,791,372 affirmative votes and 13,114,521 votes withheld). The other directors of the Company whose term continued after the 2009 Annual Meeting are Dr. Edward B. Roberts and Dr. Zhonghan Deng.

The stockholders also ratified the appointment of PricewaterhouseCoopers Zhong Tian CPAs Limited Company as Sohu’s independent accountants for the fiscal year ending December 31, 2009 (with 31,711,348 shares voting for, 176,305 against, and 18,240 abstaining).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2009

SOHU.COM INC.

By:	/s/ Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q For Quarter Ended June 30, 2009

EXHIBIT INDEX

10.1	Underwriting Agreement, dated April 1, 2009, for Changyou.com Limited’s initial public offering

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu