Form 10-Q
period 2009-09-30
SOHU COM INC
filed 2009-11-06
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act).                  Yes    ☐  No    ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2009
Common stock, $.001 par value	38,457,458

SOHU.COM INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$596,353	$314,425
Accounts receivable, net	60,153	36,869
Prepaid and other current assets	18,451	27,551

Total current assets	674,957	378,845
Fixed assets, net	76,885	76,237
Goodwill	55,555	55,555
Intangible assets, net	4,982	5,654
Restricted cash	—	2,671
Other assets, net	3,141	2,914

Total assets	$815,520	$521,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,824	$4,339
Accrued liabilities to suppliers and agents	39,044	33,054
Receipts in advance and deferred revenue	35,544	31,446
Tax payables	21,573	18,892
Other accrued liabilities	45,451	43,051

Total current liabilities	148,436	130,782

Commitments and contingencies (Note 8)

Shareholders’ equity
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 38,457 and 38,095 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	311,908	201,196
Treasury stock (4,638 shares)	(74,683)	(74,683)
Accumulated other comprehensive income	21,467	21,349
Retained earnings	353,525	238,041

Total Sohu.com Inc. shareholders’ equity	612,260	385,946
Noncontrolling interest (Note 9)	54,824	5,148

Total shareholders’ equity	667,084	391,094

Total liabilities and shareholders’ equity	$815,520	$521,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Advertising:
Brand advertising	$48,502	$49,398	$131,197	$124,244
Sponsored search	2,292	1,737	5,623	5,044

Subtotal of advertising revenues	50,794	51,135	136,820	129,288

Online game	68,684	54,604	196,887	143,455
Wireless and others	17,107	14,937	45,701	34,736

Total revenues	136,585	120,676	379,408	307,479
Cost of revenues:
Advertising:
Brand advertising	15,418	19,018	43,213	44,177
Sponsored search	2,728	1,775	7,291	4,900

Subtotal of cost of advertising revenues	18,146	20,793	50,504	49,077

Online game	4,713	3,480	12,086	10,193
Wireless and others	10,331	7,641	26,972	17,811

Total cost of revenues	33,190	31,914	89,562	77,081

Gross profit	103,395	88,762	289,846	230,398
Operating expenses:
Product development	14,531	13,012	42,482	35,289
Sales and marketing	25,457	27,643	68,093	65,191
General and administrative	10,721	4,148	27,823	15,160
Amortization of intangible assets	93	201	295	596

Total operating expenses	50,802	45,004	138,693	116,236

Operating profit	52,593	43,758	151,153	114,162
Other income (expense)	40	51	103	(481)
Interest income and exchange difference	1,469	1,421	3,865	3,067

Income before income tax expense	54,102	45,230	155,121	116,748
Income tax expense	7,022	4,992	21,577	14,754

Income from continuing operations	47,080	40,238	133,544	101,994
Gain (loss) from discontinued e-commerce operations	—	1	446	(0)

Net income	47,080	40,239	133,990	101,994
Less: Net income (loss) attributable to the noncontrolling interest (Note 9)	9,726	(22)	18,506	(18)

Net income attributable to Sohu.com Inc.	$37,354	$40,261	$115,484	$102,012

Basic net income per share attributable to Sohu.com Inc.	$0.97	$1.05	$3.02	$2.68

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,410	38,496	38,286	38,121

Diluted net income per share attributable to Sohu.com Inc.	$0.88	$1.02	$2.82	$2.61

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	39,082	39,321	38,985	39,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$133,990	$101,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,007	9,864
Share-based compensation expense	13,385	8,229
Amortization of intangible assets and other assets	1,355	2,593
Provision for allowance for doubtful accounts	393	490
Reversal of excess tax benefits/(excess tax benefits) from share-based payment arrangements	678	(3,424)
Others	309	925
Changes in current assets and liabilities:
Prepaid and other current assets	15,753	(16,040)
Accounts receivable	(23,167)	(16,952)
Tax payables	1,225	21,330
Accrued liabilities to suppliers and agents	5,990	11,690
Receipts in advance and deferred revenue	4,098	15,941
Accounts payable	2,485	5,947
Other accrued liabilities	(76)	15,055

Net cash provided by operating activities	168,425	157,642
Cash flows from investing activities:
Purchase of fixed assets	(18,167)	(23,638)
Purchase of intangible and other assets	(319)	(2,374)
Decrease in restricted cash	2,671	1,651

Net cash used in investing activities	(15,815)	(24,361)
Cash flows from financing activities:
Issuance of common stock	3,787	12,489
(Reversal of excess tax benefits)/excess tax benefits from share-based payment arrangements	(678)	3,424
Cash contributions received from a noncontrolling interest shareholder	—	427
Proceeds from Changyou’s initial public offering	128,340	—
Other proceeds relating to financing activities	1,087	—
Other payments relating to financing activities	(2,952)	—

Net cash provided by financing activities	129,584	16,340
Effect of exchange rate changes on cash and cash equivalents	(266)	7,025

Net increase in cash and cash equivalents	281,928	156,646
Cash and cash equivalents at beginning of period	314,425	122,706

Cash and cash equivalents at end of period	$596,353	$279,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2009

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$391,094	$—	$43	$201,196	$(74,683)	$21,349	$238,041	$5,148
Issuance of common stock	3,787	—	—	3,787	—	—	—	—
Compensatory share-based awards	13,385	—	—	7,231	—	—	—	6,154
Reversal of excess tax benefits from share-based awards	(858)	—	—	(858)	—	—	—	—
Comprehensive income:
Net income	133,990	133,990	—	—	—	—	115,484	18,506
Other comprehensive income:
Foreign currency translation adjustment	311	311	—	—	—	118	—	193

Total other comprehensive income	311	311

Total comprehensive income	134,301	$134,301

Recognition of change in Sohu’s economic interests in Changyou	125,375		—	100,552	—	—	—	24,823

Ending balance	$667,084		$43	$311,908	$(74,683)	$21,467	$353,525	$54,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2008

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$218,904	$—	$42	$182,225	$(54,686)	$11,912	$79,404	$7
Contributions received from a noncontrolling interest shareholder	427	—	—	—	—	—	—	427
Issuance of common stock	12,489	—	1	12,488	—	—	—	—
Compensatory share-based awards	8,229	—	—	4,581	—	—	—	3,648
Excess tax benefits from share-based awards	3,592	—	—	3,592	—	—	—	—
Comprehensive income:
Net income	101,994	101,994	—	—	—	—	102,012	(18)
Other comprehensive income:
Foreign currency translation adjustment	9,986	9,986	—	—	—	9,972	—	14

Total other comprehensive income	9,986	9,986

Total comprehensive income	111,980	$111,980

Ending balance	$355,621		$43	$202,886	$(54,686)	$21,884	$181,416	$4,078

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

Brand advertising and online game are two core businesses of the Sohu Group. The brand advertising business provides advertisements on the Sohu Group’s portal matrix to advertisers who wish to build up their brand awareness online. The online game business is conducted by one of Sohu’s majority-owned subsidiaries, Changyou.com Limited (“Changyou”), which operates three massively multi-player online role-playing games (“MMORPGs”), Tian Long Ba Bu (“TLBB”), Blade Online (“BO”) and the sequel to Blade Online, which is Blade Hero 2 (“BH 2”). TLBB is Changyou’s first in-house developed MMORPG and is one of the most popular online games in China.

Basis of Consolidation

These consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”). All intercompany transactions have been eliminated.

As further discussed in Note 2 below, in April 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market. As of September 30, 2009, Sohu’s economic interest in Changyou was approximately 74.2% and Sohu’s voting power was approximately 80.8%. As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interests in Changyou held by other shareholders, Changyou’s results of operations attributable to these shareholders are recorded as noncontrolling interest (“NCI”) in Sohu’s consolidated statements of operations, and Changyou’s cumulative results of operations attributable to these shareholders, along with its changes in shareholders’ equity and adjustment for share-based compensation in relation to those share-based awards which are unvested and vested but not yet settled, are recorded as NCI in Sohu’s consolidated balance sheets. See Note 2—Changyou Transactions “Sohu’s Shareholding in Changyou” and Note 9—Noncontrolling Interest.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain amounts from prior periods have been reclassified to conform to current period presentation.

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

As of September 30, 2009, the number of Class B ordinary shares and Class B restricted ordinary shares held by Tao Wang through Prominence remains unchanged.

Changyou’s 2008 Share Incentive Plan

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to its executive officers and key employees as incentive compensation under Changyou’s 2008 Share Incentive Plan. The aforementioned 700,000 ordinary shares and 800,000 restricted ordinary shares were granted to Tao Wang through Prominence under this incentive plan.

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

Subsequent to the offering, Changyou has 102,500,000 Class A and Class B ordinary shares issued and outstanding. Those outstanding shares consist of (1) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (2) 15,000,000 Class B ordinary shares held by Tao Wang through Prominence, including 6,000,000 Class B restricted ordinary shares that were not vested as of the completion of the offering; and (3) 17,250,000 Class A ordinary shares held by public shareholders.

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

Sohu’s Shareholding in Changyou

Shareholding and Control

Following the completion of the offering and through the quarter ended September 30, 2009, 210,000 Class B restricted share units granted to Changyou’s certain key employees were vested and settled in Class B ordinary shares and then converted into Class A ordinary shares.

Hence, as of September 30, 2009, Changyou has 102,710,000 Class A and Class B ordinary shares issued and outstanding. Those outstanding shares consist of (1) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (2) 15,000,000 Class B ordinary shares held by Tao Wang through Prominence, including 6,000,000 Class B restricted ordinary shares that were not vested; (3) 17,250,000 Class A ordinary shares held by public shareholders; and (4) 210,000 Class A ordinary shares held by certain key employees of Changyou, which were converted from Class B ordinary shares that were settled from Class B restricted share units granted and vested to those employees.

As of September 30, 2009, treating all of Tao Wang’s 15,000,000 Class B ordinary shares as owned by Tao Wang, Sohu holds 68.4% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controls 80.8% of the total voting power in Changyou. As a result, Sohu has the power to elect the entire board of directors of Changyou and determine the outcome of all matters submitted to a shareholder vote.

As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou but recognize noncontrolling interest reflecting the shares held by public shareholders and Tao Wang (collectively, the “shareholders other than Sohu”), as aforementioned in Note 1—The Company and Basis of Presentation “Basis of Consolidation”.

Economic Interest

Because Tao Wang’s 6,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, those shares are treated as owned by Sohu, rather than as owned by Tao Wang, in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, Sohu is treated as holding approximately 74.2% of the economic interests in Changyou as of September 30, 2009. Accordingly, shareholders other than Sohu are treated as holding the remaining 25.8% of the economic interests, as aforementioned in Note 1—The Company and Basis of Presentation “Basis of Consolidation”.

Sohu’s economic interest in Changyou will continue to change as the Class B restricted ordinary shares granted to Tao Wang, and the restricted share units granted to Changyou’s executive officers other than Tao Wang and to its key employees, become vested and settled.

Dilutive Impact

Through September 30, 2009, under Changyou’s 2008 Share Incentive Plan, Changyou has granted 9,000,000 Class B ordinary shares (including 2,000,000 Class B restricted ordinary shares vested in February 2009) and 6,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,396,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to its key employees.

As of September 30, 2009, the number of Changyou’s outstanding restricted share units decreased from 4,396,000 to 4,162,000, as a result of forfeitures and vesting and settlement of restricted share units.

Because no Class A ordinary shares or Class B ordinary shares will be issued with respect to these restricted share units until the restricted share units are vested and settled, the unvested restricted share units and vested restricted share units that have not yet been settled are not included as outstanding shares of Changyou and have no impact on basic EPS. Nevertheless, they have a dilutive impact on Sohu’s diluted earnings per share.

For the third quarter of 2009, in the calculation of Sohu’s diluted earnings per share, Sohu’s economic interest in Changyou was 66.4%, treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested and issued by Changyou. See Note 5—Net Income Per Share.

Gain on Initial Public Offering of Changyou

As a result of the completion of Changyou’s initial public offering on April 7, 2009, in the second quarter of 2009, Sohu recognized in the shareholders’ equity section of Sohu’s consolidated balance sheets, a one-time gain of $100.6 million to reflect the net proceeds Sohu received from the initial public offering and the incremental change in Sohu’s economic interests in Changyou immediately before and after the initial public offering.

3. SEGMENT INFORMATION

The Sohu Group operates in four principal segments: brand advertising, sponsored search, online game and wireless. Commencing in the first quarter of 2009, the chief operating decision maker (“CODM”) began reviewing certain additional information for the online game segment. Accordingly, the Company has adjusted the online game segment operating performance measurement disclosures to include income from operations and the main segment assets for the online game segment. For the remaining segments, the operating performance measurements are unchanged. Consistent with prior periods, some items, such as share-based compensation expense, operating expenses, other income and expense, and income tax expense, are not reviewed by the CODM and these items are disclosed in the following segment information for reconciliation purposes only.

Also, the Company restated the presentation of its segments for prior periods to conform to the current presentation, and it will restate all comparable periods hereafter.

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues(1)	$52,082	$2,292	$16,788	$319	$71,481	$68,684	$(3,580)	$136,585
Segment cost of revenues	(15,269)	(2,709)	(9,628)	(692)	(28,298)	(4,545)	1	(32,842)

Segment gross profit (loss)	$36,813	$(417)	$7,160	$(373)	43,183	64,139	(3,579)	`103,743

SBC(2) in cost of revenues					(179)	(169)	—	(348)

Gross profit					43,004	63,970	(3,579)	103,395

Operating expenses:
Product development					(7,425)	(4,902)	—	(12,327)
Sales and marketing					(19,672)	(9,212)	3,579	(25,305)
General and administrative					(4,759)	(4,182)	—	(8,941)
Amortization of intangible assets					(92)	(1)	—	(93)
SBC(2) in operating expenses					(751)	(3,385)	—	(4,136)

Total operating expenses					(32,699)	(21,682)	3,579	(50,802)

Operating profit					10,305	42,288	—	52,593
Other income					6	34		40
Interest income and exchange difference					503	966	—	1,469
Income tax expense					(1,528)	(5,494)	—	(7,022)

Income from continuing operations					$9,286	$37,794	$—	$47,080

Note	(1): The intercompany elimination for segment revenues is mainly comprised by the marketing services provided by brand advertising segment (banner advertisements etc.) to online game segment.
Note	(2): “SBC” stands for share-based compensation expense.

	Three Months Ended September 30, 2008
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues(1)	$57,644	$1,737	$14,483	$454	$74,318	$54,604	$(8,246)	$120,676
Segment cost of revenues	(18,730)	(1,771)	(7,064)	(577)	(28,142)	(3,505)	25	(31,622)

Segment gross profit (loss)	$38,914	$(34)	$7,419	$(123)	46,176	51,099	(8,221)	89,054

SBC(2) in cost of revenues					(292)	—	—	(292)

Gross profit					45,884	51,099	(8,221)	88,762

Operating expenses:
Product development					(6,190)	(5,144)	—	(11,334)
Sales and marketing					(24,612)	(10,857)	8,040	(27,429)
General and administrative					(2,604)	(1,348)	181	(3,771)
Amortization of intangible assets					(176)	(25)	—	(201)
SBC(2) in operating expenses					(1,018)	(1,251)	—	(2,269)

Total operating expenses					(34,600)	(18,625)	8,221	(45,004)

Operating profit					11,284	32,474	—	43,758
Other income (expense)					111	(60)	—	51
Interest income and exchange difference					1,044	377	—	1,421
Income tax expense					(4,285)	(707)	—	(4,992)

Income from continuing operations					$8,154	$32,084	$—	$40,238

Note	(1): The intercompany elimination for segment revenues is mainly comprised by the marketing services provided by brand advertising segment (banner advertisements etc.) to online game segment.
Note	(2): “SBC” stands for share-based compensation expense.

	Nine Months Ended September 30, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues(1)	$148,385	$5,623	$45,117	$584	$199,709	$196,887	$(17,188)	$379,408
Segment cost of revenues	(42,567)	(7,266)	(25,550)	(1,410)	(76,793)	(11,831)	12	(88,612)

Segment gross profit (loss)	$105,818	$(1,643)	$19,567	$(826)	122,916	185,056	(17,176)	290,796

SBC(2) in cost of revenues					(683)	(267)	—	(950)

Gross profit					122,233	184,789	(17,176)	289,846

Operating expenses:
Product development					(20,884)	(14,821)	—	(35,705)
Sales and marketing					(54,305)	(30,313)	17,176	(67,442)
General and administrative					(12,593)	(10,223)	—	(22,816)
Amortization of intangible assets					(292)	(3)	—	(295)
SBC(2) in operating expenses					(2,630)	(9,805)	—	(12,435)

Total operating expenses					(90,704)	(65,165)	17,176	(138,693)

Operating profit					31,529	119,624	—	151,153
Dividend income(3)					96,800	—	(96,800)	—
Other income					70	33	—	103
Interest income and exchange difference					1,352	2,513	—	3,865
Income tax expense					(5,233)	(16,344)	—	(21,577)

Income from continuing operations					$124,518	$105,826	$(96,800)	$133,544

Note	(1): The intercompany elimination for segment revenues is mainly comprised by the marketing services provided by brand advertising segment (banner advertisements etc.) to online game segment.
Note	(2): “SBC” stands for share-based compensation expense.
Note	(3): In the second quarter of 2009, Changyou declared a dividend distribution of $96.8 million to Sohu Game. Both Changyou and Sohu Game are within the Sohu Group.

	Nine Months Ended September 30, 2008
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues(1)	$147,978	$5,044	$32,242	$2,494	$187,758	$143,455	$(23,734)	$307,479
Segment cost of revenues	(43,285)	(4,884)	(16,475)	(1,332)	(65,976)	(10,243)	60	(76,159)

Segment gross profit	$104,693	$160	$15,767	$1,162	121,782	133,212	(23,674)	231,320

SBC(2) in cost of revenues					(912)	(10)	—	(922)

Gross profit					120,870	133,202	(23,674)	230,398

Operating expenses:
Product development					(17,012)	(13,108)	—	(30,120)
Sales and marketing					(57,443)	(28,960)	21,934	(64,469)
General and administrative					(10,031)	(5,453)	1,740	(13,744)
Amortization of intangible assets					(571)	(25)	—	(596)
SBC(2) in operating expenses					(3,188)	(4,119)	—	(7,307)

Total operating expenses					(88,245)	(51,665)	23,674	(116,236)

Operating profit					32,625	81,537	—	114,162
Other expense					(130)	(351)	—	(481)
Interest income and exchange difference					2,548	519	—	3,067
Income tax expense					(11,963)	(2,791)	—	(14,754)

Income from continuing operations					$23,080	$78,914	$—	$101,994

Note	(1): The intercompany elimination for segment revenues is mainly comprised by the marketing services provided by brand advertising segment (banner advertisements etc.) to online game segment.
Note	(2): “SBC” stands for share-based compensation expense.

	As of September 30, 2009
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash	$283,420	$312,933	$—	$596,353
Accounts receivable, net	56,293	3,860	—	60,153
Fixed assets, net	66,154	10,731	—	76,885
Total assets(1)	575,548	342,314	(102,342)	815,520

Note	(1): The intercompany eliminations mainly consisted of dividend receivable elimination of $96.8 million, for the dividend distribution declared by Changyou to Sohu Game in the second quarter of 2009. Both Changyou and Sohu Game are within the Sohu Group.

	As of December 31, 2008
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash	$179,986	$134,439	$—	$314,425
Accounts receivable, net	35,850	1,019	—	36,869
Fixed assets, net	66,977	9,260	—	76,237
Total assets	355,947	176,656	(10,727)	521,876

4. INCOME TAX EXPENSE

Sohu.com Inc. and Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.) are subject to taxes in the United States. Some of the subsidiaries in the Sohu Group are subject to taxes in Hong Kong at 16.5%. The majority of the subsidiaries and VIEs in the Sohu Group are China-based and are subject to taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Sohu Group’s operations, and generate most of the Sohu Group’s income.

PRC Corporate Income Tax

Advertising Business and Wireless Business

Effective from January 1, 2008, the current PRC Corporate Income Tax Law (“CIT”) imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. Under the current CIT, New Technology Enterprises can enjoy a preferential income tax rate of 15%, but after a three-year validation period, New Technology Enterprises need to re-apply for this qualification. Under the previous income tax laws and regulations, New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current CIT provides grandfathering treatment for enterprises that were (1) qualified as New Technology Enterprises under the previous PRC income tax laws, and (2) established before March 16, 2007, if they continue to meet the criteria for New Technology Enterprises under the current CIT. The grandfathering provision allows these enterprises to continue to enjoy their unexpired tax holidays provided by the previous income tax laws and regulations.

Through September 30, 2009, five China-based subsidiaries and VIEs in the Sohu Group conducting advertising business and wireless business have qualified as “New Technology Enterprises” under the current CIT. These China-based subsidiaries and VIEs are: Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”).

As a result, for the 2009 fiscal year, Sohu Era and Sohu Internet are subject to a 15% income tax rate. Sohu Media, Sogou Technology and Sogou Information enjoy a 7.5% income tax rate due to their unexpired tax holidays.

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

Based on the tax bureau’s current interpretation, the Sohu Group concluded that it was more likely than not that such expenses would not be allowed by the tax bureau for income tax deduction. Hence, the Sohu Group recognized income tax expense of $1.2 million in the second quarter as a result of the change in the tax bureau’s position. In addition, in order to be prudent, the Sohu Group will not reverse this treatment unless the Sohu Group receives a written clarification issued by the tax authority that this kind of expense is deductible for income tax purposes.

Online Game Business

In 2008, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), China-based subsidiary and VIE, respectively, of Changyou in the Sohu Group, qualified as “Software Enterprises” under the current CIT.

For the 2009 fiscal year, both AmazGame and Gamease are subject to a 50% tax reduction to a rate of 12.5%.

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

In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and a withholding tax of approximately $5.0 million was accrued based on a 5% withholding tax rate, such withholding tax was paid in the third quarter of 2009. Other than this, as of September 30, 2009, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC, since the Company intends to reinvest earnings to further expand its business in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

5. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards, using the treasury stock method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

(a)	the percentage of the total economic interests in Changyou held by Sohu, which was 74.2% for the third quarter of 2009, and

(b)	the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise of share-based awards, which was 66.4% for the third quarter of 2009.

The percentage of 66.4% was calculated by treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled in accordance with a deferral election by the holder of the vested restricted share units, as vested and issued by Changyou. Hence, Changyou’s share number increased on a fully diluted basis, causing the percentage of Changyou’s net income attributable to Sohu to decrease from 74.2% to 66.4%.

This adjustment is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income from continuing operations attributable to Sohu.com Inc.	$37,354	$40,260	$115,038	$102,012
Gain (Loss) from discontinued e-commerce operations attributable to Sohu.com Inc.	—	1	446	(0)

Net income attributable to Sohu.com Inc., basic	37,354	40,261	115,484	102,012
Incremental dilution from Changyou	(2,949)	—	(5,608)	—

Net income attributable to Sohu.com Inc., diluted	$34,405	$40,261	$109,876	$102,012

Denominator:
Weighted average basic common shares outstanding	38,410	38,496	38,286	38,121
Effect of dilutive securities:
Stock options and restricted share units	672	825	699	1,005

Weighted average diluted common shares outstanding	39,082	39,321	38,985	39,126

Basic net income per share attributable to Sohu.com Inc.
- Continuing operations	$0.97	$1.05	$3.01	$2.68
- Discontinued e-commerce operations	—	0.00	0.01	(0.00)

Basic net income per share attributable to Sohu.com Inc.	$0.97	$1.05	$3.02	$2.68

Diluted net income per share attributable to Sohu.com Inc.
- Continuing operations	$0.88	$1.02	$2.81	$2.61
- Discontinued e-commerce operations	—	0.00	0.01	(0.00)

Diluted net income per share attributable to Sohu.com Inc.	$0.88	$1.02	$2.82	$2.61

6. SHARE-BASED COMPENSATION EXPENSE

The Company has accounted for share-based compensation expense, based on the grant date fair values of the awards.

Estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company for accounting purposes.

Share-based compensation expense included in costs and expenses includes (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cost of revenues	$950	$922
Product development expenses	6,777	5,169
Sales and marketing expenses	651	722
General and administrative expenses	5,007	1,416

	$13,385	$8,229

1) Sohu.com Inc. Share Awards

Sohu.com Inc.’s 2000 Stock Incentive Plan (the “Sohu Stock Incentive Plan”), including stock options and restricted share units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date.

Sohu.com Inc. has reserved 9,500,000 shares of new common stock for issuance. As of September 30, 2009, 1,086,184 shares were available for grant under the Sohu Stock Incentive Plan.

Summary of option and restricted share unit activity

Option activity

A summary of options activity under the Sohu Stock Incentive Plan as of and for the nine months ended September 30, 2009 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at January 1, 2009	799,000	$16.72	5.63	$24,474
Exercised	(220,000)	17.09
Forfeited or expired	(2,000)	17.19

Outstanding at September 30, 2009	576,000	16.57	4.81	30,092

Vested at September 30, 2009 and expected to vest thereafter	575,000	16.60	4.81	30,027

Exercisable at September 30, 2009	574,000	16.60	4.81	29,933

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sohu.com Inc.’s closing stock price of $68.78 on September 30, 2009 and the exercise price. The total intrinsic value of options exercised during the nine month period ended September 30, 2009 was $8.1 million.

Restricted share unit activity

A summary of restricted share units activity under the Sohu Stock Incentive Plan as of and for the nine months ended September 30, 2009 is presented below:

Restricted Share Units	Number of Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	405,000	$31.35
Granted	13,000	52.56
Vested	(132,000)	30.35
Forfeited	(44,000)	32.79

Unvested at September 30, 2009	242,000	32.73

Expected to vest thereafter	174,000	32.77

Share-based compensation expense

As of September 30, 2009, there was $3,000 of unrecognized compensation expense related to options for which services had not been provided. The expense is expected to be recognized over a weighted average period of 0.3 years.

For the three months ended September 30, 2009 and 2008, total share-based compensation expense recognized for options under Sohu’s Stock Incentive Plan was both $0.3 million.

As of September 30, 2009, there was $2.3 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.8 years.

For the three months ended September 30, 2009 and 2008, total share-based compensation expense recognized for restricted share units under the Sohu Stock Incentive Plan was $0.7 million and $1.2 million, respectively.

For the three months ended September 30, 2009 and 2008, there was no capitalized share-based compensation expense.

For the nine months ended September 30, 2009 and 2008, total cash received from the exercise of stock options amounted to $3.8 million and $12.5 million, respectively.

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

Through September 30, 2009, under Changyou’s 2008 Share Incentive Plan, Changyou has granted 9,000,000 Class B ordinary shares (including 2,000,000 Class B restricted ordinary shares vested in February 2009) and 6,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,396,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to its key employees.

For the three months ended September 30, 2009, total share-based compensation expense recognized for awards under Changyou’s 2008 Share Incentive Plan was $3.5 million.

Share Award to Tao Wang, Chief Executive Officer of Changyou

In January 2008 (See Note 2—Changyou Transactions), the difference between the fair values (“Incremental Fair Value”), of the 700,000 ordinary shares and 800,000 restricted ordinary shares granted to Tao Wang and his contingent right in Beijing Fire Fox was accounted for as share-based compensation expense. Because the terms of the issuance of the ordinary shares and restricted ordinary shares had been approved and were communicated to and agreed with Tao Wang as of January 2, 2008, this was considered the grant date under U.S. GAAP and, accordingly, the Incremental Fair Value was determined as of that date. The portion of the Incremental Fair Value related to the 700,000 ordinary shares, equal to $1.8 million, was recognized as share-based compensation expense in product development expenses for the three months ended March 31, 2008. As a result of the modification of the vesting terms of the 800,000 restricted ordinary shares in April 2008, the portion of the Incremental Fair Value related to those shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. The Incremental Fair Values were determined using the discounted cash flow method.

On March 16, 2009, the ordinary shares described above, which had been issued as 700,000 Class B ordinary shares and 800,000 Class B restricted ordinary shares, became 7,000,000 Class B ordinary shares and 8,000,000 Class B restricted ordinary shares, respectively, as a result of a ten-for-one share split effected by Changyou on that date.

A summary of 8,000,000 Class B restricted ordinary shares activity as of and for the nine months ended September 30, 2009 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Ordinary Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	8,000,000	$1.36
Granted	—
Vested	(2,000,000)	1.36

Unvested at September 30, 2009	6,000,000	1.36

Expected to vest thereafter	6,000,000	1.36

For the three months ended September 30, 2009 and 2008, share-based compensation expense of $0.5 million and $1.1 million, respectively, was recognized in product development expenses. This expense was related to the 8,000,000 Class B restricted ordinary shares (which were 800,000 restricted shares for the corresponding period of 2008).

As of September 30, 2009, there was $2.3 million of unrecognized compensation expense related to unvested Class B restricted ordinary shares of Changyou granted to Tao Wang.

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

On March 13, 2009, Changyou exchanged the 180,000 Class B restricted ordinary shares for Class B restricted share units (settleable in Class B ordinary shares), that otherwise have the same vesting and other terms as applied to the Class B restricted ordinary shares described above. Including the exchange, Class B restricted share units granted to executive officers other than Tao Wang and certain key employees totaled 274,000.

On March 16, 2009, the above 274,000 Class B restricted share units became 2,740,000 Class B restricted share units as a result of the ten-for-one share split effected on that date.

A summary of the above Class B restricted share units activity as of and for the nine months ended September 30, 2009 is presented below. The shares and fair values presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Share Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	2,740,000	$1.98
Granted	—
Vested*	(685,000)	1.98
Forfeited	—

Unvested at September 30, 2009	2,055,000	1.98

Expected to vest thereafter	2,055,000	1.98

*	including 475,000 shares not settled as of September 30, 2009.

For the three months ended September 30, 2009, the total share-based compensation expense recognized for these 2,740,000 Class B restricted share units was $0.6 million.

As of September 30, 2009, unrecognized share-based compensation expense related to unvested Class B restricted share units of Changyou granted to executive officers other than Tao Wang and to key employees was $1.8 million.

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

Share Awards to Other Employees

Share Awards Granted before Changyou’s Initial Public Offering

On February 17, 2009, Changyou granted an aggregate of 45,600 Class A restricted share units (settleable in Class A ordinary shares) to certain of its employees. These restricted share units are subject to vesting over a four-year period commencing upon the completion of the listing of Changyou’s Class A ordinary shares in an initial public offering by Changyou. The grant date fair value of the awards was recognized in Sohu’s consolidated statements of operations starting from April 2, 2009, when ADSs representing Changyou’s Class A ordinary shares were first listed on the NASDAQ Global Select Market.

On March 16, 2009, the above 45,600 Class A restricted share units became 456,000 Class A restricted share units as a result of the ten-for-one share split effected on that date.

A summary of the Class A restricted share units activity as of and for the nine months ended September 30, 2009 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class A Restricted Share Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	—
Granted	456,000	$8.00
Vested	—	—
Forfeited	(24,000)	8.00

Unvested at September 30, 2009	432,000	8.00

Expected to vest thereafter	410,000	8.00

For the three months ended September 30, 2009, the total share-based compensation expense recognized for these 456,000 Class A restricted share units was $0.4 million.

As of September 30, 2009, unrecognized compensation expense related to unvested Class A restricted share units of Changyou granted to employees was $2.3 million.

The fair value as of the February 17, 2009 grant date of these Class A restricted share units was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share Awards Granted after Changyou’s Initial Public Offering

On April 20, 2009, Changyou granted an aggregate of 1,200,000 Class A restricted share units (settleable in Class A ordinary shares) to executive officers other than Tao Wang. These Class A restricted share units are subject to vesting over a four-year period commencing on April 21, 2009. The fair value as of April 20, 2009 grant date of restricted share units was determined based on Changyou’s share price on the grant date.

Class A Restricted Share Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	—
Granted	1,200,000	$12.41
Vested	—
Forfeited	—

Unvested at September 30, 2009	1,200,000	12.41

Expected to vest thereafter	1,200,000	12.41

For the three months ended September 30, 2009, the total share-based compensation expense recognized for these Class A restricted share units expensed was $2.0 million.

As of September 30, 2009, unrecognized compensation expense related to unvested Class A restricted share units of Changyou granted to employees was $11.4 million.

7. VARIABLE INTEREST ENTITIES (“VIEs”)

VIEs are required to be consolidated by a company if that company is the primary beneficiary of that VIE.

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

Under contractual agreements with the Sohu Group, Dr. Zhang and other employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of September 30, 2009, the aggregate amount of these loans was $11.9 million.

The following is a summary of VIEs which are consolidated by the Sohu Group:

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

Since Sohu.com Inc. is the primary beneficiary of the above VIEs, they have been consolidated in the Company’s financial statements. As of September 30, 2009, the above VIEs have aggregate accumulated profits of approximately $44.4 million, which have been reflected in Sohu’s consolidated financial statements.

8. COMMITMENTS AND CONTINGENCIES

Laws and Regulations

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

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on its business, results of operations or financial condition.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of September 30, 2009, the lawsuits with these four record companies were still in process.

Contractual Obligation

On August 13, 2009, Changyou entered into an agreement to purchase an office building in Beijing with approximately 14,950 square meters for a purchase price of approximately $32 million, among which (1) $6.4 million has been paid as of September 30, 2009, (2) $24.8 million has been paid in October 2009, and (3) the remaining $1 million will be paid after the inspection and acceptance of the office building. Changyou expects to obtain the title to the premises in the fourth quarter of 2010.

The Sohu Group also has some commitments related to future minimum content and service purchases.

9. NONCONTROLLING INTEREST

From January 1, 2009, the Company renamed its minority interest to noncontrolling interest and reclassified it in its consolidated balance sheets from the mezzanine section between liabilities and equity to a separate line item in equity. The Company also expanded disclosures in the consolidated financial statements to clearly identify and distinguish the interests of Sohu from the interests of the noncontrolling owners of its subsidiaries. The Company has applied this presentation and disclosure requirements retrospectively for all periods presented for comparability.

The Company’s majority-owned subsidiaries which are consolidated in Sohu’s financial statements but with noncontrolling interest recognized are Changyou and 21 East Hong Kong and 21 East Beijing (collectively “21 East”). Changyou, which completed its initial public offering on the NASDAQ Global Select Market on April 7, 2009, as aforementioned in Note 2—Changyou Transaction, conducts the Sohu Group’s online game business. 21 East is an entertainment company in which the Company acquired a 70% interest on October 31, 2006.

Noncontrolling interest in the consolidated balance sheets as of September 30, 2009 and December 31, 2008, which included noncontrolling interest in Changyou and in 21 East, was $54.8 million and $5.1 million, respectively.

Noncontrolling interest in the consolidated statements of operations for the three and nine months ended September 30, 2009, reflecting noncontrolling interest in Changyou and 21 East, was $9.7 million and $18.5 million, respectively, compared with negative $22,000 and negative $18,000, only reflecting the noncontrolling interest in 21 East, for the corresponding periods in 2008.

Noncontrolling interest in the consolidated balance sheets (in thousands):

			As of
			September 30, 2009	December 31, 2008
Changyou			$54,512	$4,752
21 East			312	396

Total			$54,824	$5,148

Noncontrolling interest in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Changyou	$9,751	$—	$18,590	$—
21 East	(25)	(22)	(84)	(18)

Total	$9,726	$(22)	$18,506	$(18)

Noncontrolling Interest in Changyou

Noncontrolling Interest in the Consolidated Balance Sheets

Noncontrolling interest attributable to Changyou in Sohu’s consolidated balance sheets as of September 30, 2009 and December 31, 2008 was $54.5 million and $4.8 million, respectively.

As of September 30, 2009, Sohu recognized noncontrolling interest in shareholders’ equity in Sohu’s consolidated balance sheets to reflect the interest in Changyou’s net assets attributable to the shareholders other than Sohu. This noncontrolling interest consisted of a 25.8% interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation from additional-paid-in-capital to noncontrolling interest, as aforementioned in Note 1—The Company and Basis of Presentation “Basis of Consolidation”.

As of December 31, 2008, Sohu recognized noncontrolling interest in the consolidated balance sheets consisting of the share-based compensation related to Changyou’s Class B ordinary shares granted to Tao Wang through the share-based award arrangement.

Noncontrolling Interest in the Consolidated Statements of Operations

Noncontrolling interest in Changyou attributable to shareholders other than Sohu in the consolidated statements of operations for the three and nine months ended September 30, 2009 was $9.8 million and $18.6 million, compared with zero for both of the corresponding periods in 2008.

In the third quarter of 2009, Sohu recognized noncontrolling interest in the consolidated statements of operations to reflect the 25.8% economic interest in Changyou that is attributable to the shareholders other than Sohu, as aforementioned in Note 1—The Company and Basis of Presentation “Basis of Consolidation”.

Noncontrolling Interest in 21 East

Noncontrolling interest in the consolidated financial statements consisted of 30% noncontrolling interest in 21 East.

Noncontrolling interest related to 21 East in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 was $312,000 and $396,000, respectively.

Noncontrolling interest related to 21 East in the consolidated statements of operations for the three and nine months ended September 30, 2009 was negative $25,000 and negative $84,000, respectively, compared with negative $22,000 and negative $18,000 for the corresponding periods in 2008.

10. SUBSEQUENT EVENTS

In October 2009, $24.8 million was paid for Changyou’s office building purchase agreement. For the transaction details please see Note 8—Commitments and Contingencies “Contractual Obligation”.

The Sohu Group has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued, with no other events or transactions needing recognition or disclosure found.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Since the codification did not alter existing U.S. GAAP, it did not have an impact on the Company’s condensed consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

In April 2009, the FASB issued guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance does not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events that sets forth the period after the balance sheets date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheets date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheets date. The guidance is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the requirements of this pronouncement since the quarter ended June 30, 2009. The adoption of this guidance does not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised guidance on the accounting for transfers of financial assets. The revised guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In June 2009, the FASB issued revised guidance on the consolidation of variable interest entities (VIE). The revised guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. Additionally, the revised guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our subsidiaries, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Sohu.com Limited, Kylie Enterprises Limited, All Honest International Limited, Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, 21 East Entertainment Limited (“21 East HK”), Changyou.com Limited (“Changyou”, formerly known as TL Age Limited), Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Sogou Hong Kong Limited, Sohu.com (Game) Limited (“Sohu Game”), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”) and ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), and Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), and our variable interest entities (“VIEs”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 filed with the SEC on May 11, 2009 and August 7, 2009, respectively, as updated by Part II, Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Brand advertising services provide advertisements on our portal Websites to the companies seeking to increase their brand awareness online.

Sponsored search services provide priority placements in our search directory and pay-for-click services to customers, especially small and medium-sized enterprises.

Online Game Business

We conduct our online game business via Changyou.com Limited (“Changyou”), which currently operates three massively multi-player online role-playing games (“MMORPGs”), namely Tian Long Ba Bu (“TLBB”), Blade Online (“BO”) and Blade Hero 2 (“BH 2”), which is the sequel to Blade Online. TLBB is Changyou’s first in-house developed MMORPG and has been one of the most popular online games in China. Changyou has several new MMORPGs in the pipeline, e.g. Duke of Mount Deer (“DMD”), which is developed in-house, is also based on a popular martial arts novel written by Louis Cha, the same author as TLBB, Immortal Faith (“IF”), Legend of Ancient World (“LAW”), and “Zhong Hua Ying Xiong”, which were all licensed from third parties.

In less than three years, Sohu’s online game business developed from nascency to become one of the top MMORPG operators in China. Its success was further endorsed by the carve-out and initial public offering of the MMORPG subsidiary Changyou (NASDAQ: CYOU) on April 2, 2009. The successful initial public offering provides Changyou with the platform and resources to become a leading company in the MMORPG industry, and enables Changyou to compete head to head with first tier players.

As of September 30, 2009, treating all of Tao Wang’s 15,000,000 Class B ordinary shares as owned by Tao Wang, Sohu holds 68.4% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controls 80.8% of the total voting power in Changyou. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interests reflecting the shares held by public shareholders and by Tao Wang (collectively, the “shareholders other than Sohu”).

Subsequent to Changyou’s initial public offering, Sohu and Changyou continue to enjoy the same synergies as before. Sohu provides Changyou with advertising resources on the Sohu portal and its verticals, especially China’s largest gaming portal 17173.com, marketing and promotion of Changyou’s games through the use of Sohu’s web domains, single user-ID system and base of more than 250 million registered users, as well as Sohu’s strong brand recognition and user platforms. Meanwhile, Changyou continues to bring users to Sohu portal.

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

Prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards. In contrast, once the prepaid game cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. We are entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed. For the three months ended September 30, 2009 and 2008, we recognized revenues in connection with expired un-activated prepaid game cards and unused balances of activated prepaid game cards in an inactive account amounting to approximately $87,000 and $26,000, respectively. For the nine months ended September 30, 2009 and 2008, we recognized revenues in connection with expired un-activated prepaid game cards and unused balances of activated prepaid game cards in an inactive account amounting to approximately $151,000 and $104,000, respectively.

We also derive online game revenues from licensing our games in other countries and territories. These licensing agreements provided for two revenue streams, namely an initial license fee and a monthly revenue-based royalty fee based on monthly revenues from the games and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amount receivable upon achieving certain operational or sales targets. Since we are obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game, and the additional amount is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly revenue-based royalty fee is recognized when earned, provided that payment collection is reasonably assured.

Wireless and Others Revenues

Our wireless and others revenues are mainly from our wireless business. Wireless revenues are derived from providing short messaging services (“SMS”), Ring Back Tone (“RBT”), Wireless Application Protocol (“WAP”), multimedia messaging services (“MMS”) and interactive voice response (“IVR”), mainly consisting of news, weather forecast, chatting, entertainment information, ring tones, and logo downloads and various other mobile related products provided to mobile phone users. Wireless service fees are charged on a monthly or per message/download basis. Wireless revenues and cost of revenues are recognized in the month in which the service is performed, provided no significant obligations remain. We rely on mobile network operators in China to bill mobile phone users for wireless service fees. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign-owned enterprises from providing Internet information and value-added telecommunication services such as wireless, we rely on Sohu Internet and Goodfeel to contract with the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, Sohu Internet or Goodfeel receives statements from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering monthly statements, each operator remits the wireless service fees, net of its service fees, for the month to Sohu Internet or Goodfeel. In order to recognize revenue and be paid for services provided, we rely on billing confirmations from the mobile network operators as to the actual amount of services they have billed to their mobile customers. We are unable to collect certain wireless services fees from an operator in certain circumstances due to technical issues with the operator’s network. This is referred to as the “failure rate”, which can vary from operator to operator. Recently, the time lag in receiving monthly statements from one of the mobile network operators has increased. At the end of each reporting period, where an operator has not provided Sohu Internet or Goodfeel with the monthly statements for any month confirming the amount of wireless service charges billed to that operator’s mobile phone users for the month, we, using information generated from our own internal system and historical data, make estimates of the failure rate and collectable wireless service fees and accrue revenue accordingly. The quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $1,419,000 (gross margin underestimate of $654,000) to an overestimation of $340,000 (gross margin overestimate of $171,000) since 2002 when wireless revenues began representing a significant portion of our total revenues. We believe we have the ability to make a reasonable estimate. However, differences between the actual failure rate and bad debt rate per an operator’s statement and our internal estimates could result in material differences in the amount and timing of our revenue and cost of non-advertising revenue for any period. For the three months ended September 30, 2009, 76% of our estimated wireless revenues were confirmed by the monthly statements received from the mobile network operators.

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

Functional Currency

The functional currency of our subsidiaries and VIEs in PRC is the RMB and the functional currency of our subsidiaries outside PRC is the US Dollar. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of the China-based subsidiaries and VIEs are translated into US Dollar, our reporting currency, at the exchange rate in effect at the balance sheets date. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in the consolidated balance sheets. As of September 30, 2009, the accumulated foreign currency translation adjustment was a gain of $21.5 million.

Allowance for Doubtful Accounts Receivable

Our management must make estimates as to the collection of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers or mobile network operators were to deteriorate, resulting in their inability to make payments, or the mobile network operators requested that we assume additional bad debts as a result of the operators’ inability to collect fees from end customers, additional allowance might be needed. As of September 30, 2009, our gross accounts receivable balance was $61.2 million with an allowance for doubtful accounts of $1.0 million.

Impairment on Long-Lived Assets

Our long-lived assets include goodwill, intangible assets, fixed assets and other assets. We test goodwill for impairment at the reporting unit level (operating segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could more likely than not reduce the fair value of goodwill below its carrying value. Application of a goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. As of September 30, 2009, we were not aware of any event or change of circumstances occurred that would result in material impairment losses in goodwill.

In respect of our intangible assets, which mainly comprise domain names, trademarks, customer lists and computer software purchased from unrelated third parties, we amortize the costs over their expected future economic lives. Fixed assets comprise office buildings, investment properties, computer equipment and hardware, office furniture, vehicles and leasehold improvements, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Other assets mainly include prepaid content fees and rental deposits. We amortize the content fees over the terms of the contracts. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets and other assets. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets, fixed assets and other assets based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of intangible assets, fixed assets or other assets may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. As of September 30, 2009, we were not aware of the occurrence of any event or change of circumstances that would result in material impairment losses in our intangible assets, fixed assets and other assets.

Share-Based Compensation

All share-based payments to employees and directors, including grants of employee share options and restricted share units, are recognized in the financial statements based on their fair values at grant date. In determining the fair value of options granted, the Black-Scholes valuation model is applied. In determining the fair value of restricted share units granted, the fair market value of the underlying shares on the grant dates is applied. We recognized the relevant share-based compensation expense on an accelerated basis over the requisite service period. The number of share-based awards for which the service is not expected to be rendered for the requisite period is estimated, and the related compensation expense is not recorded for that number of awards.

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

As of September 30, 2009, our deferred tax assets are related to net operating losses of the holding company that would be subject to income taxes in the United States, and net operating losses and temporary differences between accounting and tax basis for our China-based subsidiaries and VIEs. As substantially all of our income is earned through subsidiaries outside the United States, and we do not intend to repatriate this income to the United States where it would be taxable, it is more likely than not that deferred tax assets resulting from the net operating losses of the holding company will not be realized. We have recorded a valuation allowance against our gross deferred tax assets in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

Noncontrolling Interest

Changyou completed its initial public offering on the NASDAQ Global Select Market on April 7, 2009. After Changyou’s initial public offering, as long as Sohu has a controlling interest in Changyou, Sohu will continue to consolidate Changyou, but will recognize noncontrolling interest in Sohu’s consolidated financial statements to reflect the economic interest in Changyou attributable to Changyou’s shareholders other than Sohu. As of September 30, 2009, Sohu’s economic interest in Changyou was approximately 74.2% and Sohu’s voting power was approximately 80.8% of Changyou.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

REVENUES

Total revenues were $136.6 million and $379.4 million for the three and nine months ended September 30, 2009, respectively, as compared to $120.7 million and $307.5 million for the corresponding periods in 2008.

Advertising Revenues

Advertising revenues are derived from brand advertising and sponsored search.

For the three and nine months ended September 30, 2009, advertising revenues were $50.8 million and $136.8 million, or 37% and 36% of total revenues, as compared to $51.1 million and $129.3 million, or 42% of total revenues for both the corresponding periods in 2008.

For the three and nine months ended September 30, 2009, advertising revenues consisted of revenues from brand advertising of $48.5 million and $131.2 million, and revenues from sponsored search of $2.3 million and $5.6 million.

For the three and nine months ended September 30, 2008, advertising revenues consisted of revenues from brand advertising of $49.4 million and $124.2 million, and revenues from sponsored search of $1.7 million and $5.1 million.

Brand Advertising

Brand advertising revenues decreased by $0.9 million to $48.5 million for the three months ended September 30, 2009 and increased by $7.0 million to $131.2 million for the nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

The decrease of $0.9 million for the three months ended September 30, 2009 from the corresponding period in 2008 is mainly related to the Beijing 2008 Olympic Games. This decrease consisted of: (i) a $13.5 million increase from advertisers who advertised with us during the three months ended September 30, 2009 but did not advertise on our Website during the three months ended September 30, 2008; (ii) a $1.6 million decrease in revenues from advertisers who advertised with us in the three months ended September 30, 2008 and continued to do so in the three months ended September 30, 2009; and (iii) a $12.8 million decrease in revenues as some of advertisers who advertised with us during the three months ended September 30, 2008 did not advertise on our Website during the three months ended September 30, 2009.

The increase of $7.0 million for the nine months ended September 30, 2009 from the corresponding period in 2008 is resulted from our organic growth. This increase consisted of: (i) a $21.8 million increase from advertisers who advertised with us during the nine months ended September 30, 2009 but did not advertise on our Website during the nine months ended September 30, 2008; (ii) a $6.0 million increase in revenues from advertisers who advertised with us in the nine months ended September 30, 2008 and continued to do so in the nine months ended September 30, 2009; and (iii) a $20.8 million decrease in revenues as some of advertisers who advertised with us during the nine months ended September 30, 2008 did not advertise on our Website channels during the nine months ended September 30, 2009.

As of September 30, 2009 and 2008, we had $1.6 million and $3.5 million, respectively, of receipts in advance from advertisers. We do not enter into advertising-for-advertising barter transactions.

Sponsored Search

Sponsored search revenues increased by $0.6 million to $2.3 million for the three months ended September 30, 2009 and increased $0.5 million to $5.6 million for the nine months ended September 30, 2009 as compared to the corresponding periods in 2008. The increase was primarily due to the increase of the traffic.

Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 82% and 73% of the total sponsored search revenues for the three and nine months ended September 30, 2009, as compared to 51% and 44% in the corresponding periods in 2008.

Online Game Revenues

For the three months ended September 30, 2009, online game revenues increased by $14.1 million to $68.7 million as compared to $54.6 million for the same period in 2008.

For the nine months ended September 30, 2009, online game revenues increased by $53.4 million to $196.9 million as compared to $143.5 million for the same period in 2008.

The following table sets forth the revenues generated from our game operations in mainland China and overseas licensing (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Online game revenues:
Game operations revenues	$66,880	$51,893	$191,162	$138,197
Overseas licensing revenues	1,804	2,711	5,725	5,258

Total online game revenues	$68,684	$54,604	$196,887	$143,455

Game Operations Revenues

Our current three MMORPGs, TLBB, BO and BH 2, are free to play and generate revenues using the item-based revenue model through the sale of virtual items that enhance the game-playing experience. TLBB, launched on May 9, 2007, is our first in-house developed online game. BO, launched in October 2004, was licensed from a third party game development studio. BH 2, launched in September 2009, is the sequel to Blade Online.

The following table sets forth game operations revenues and related aggregate operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Game operations revenues ($’000)	$66,880	$51,893	$191,162	$138,197
Aggregate quarterly APA (in thousands)*	2,402	2,006	N/A	N/A
Aggregate quarterly ARPU (in RMB)**	190	177	N/A	N/A

Notes:

*	Aggregate quarterly APA, or aggregate quarterly active paying accounts, is the aggregate number of accounts for our three MMORPGs from which game points are utilized at least once during the quarter; our definition of APA may not be comparable to similarly titled measures presented by other online game companies.
**	Aggregate quarterly ARPU, or aggregate quarterly revenue per active paying accounts, is our online game net revenues during the quarter divided by the aggregate quarterly active paying accounts during the quarter for our three MMORPGs; our definition of ARPU may not be comparable to similarly titled measures presented by other online game companies.

As of September 30, 2009, the aggregate registered accounts for our three MMORPGs had reached 75.1 million, and aggregate peak concurrent users for our three MMORPGs were approximately 910,000 for the three months ended September 30, 2009.

Overseas Licensing Revenues

We started licensing our game TLBB to operators outside of the PRC in 2007. We began generating overseas licensing revenues from TLBB in Vietnam in August 2007, in Taiwan and Hong Kong in April 2008 and in Malaysia and Singapore in April 2009.

For the three months ended September 30, 2009 and 2008, our overseas licensing revenues were $1.8 million and $2.7 million, respectively. The decreases were largely the result of greater competition in mature overseas markets.

For the nine months ended September 30, 2009 and 2008, our overseas licensing revenues were $5.7 million and $5.3 million, respectively.

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

As of September 30, 2009, we had receipts in advance and deferred revenues of $29.2 million in China and overseas, as compared to $21.1 million as of September 30, 2008.

We expect online game revenue to increase in the fourth quarter of 2009 as compared to the third quarter of 2009.

Wireless and Others Revenues

Wireless

Our wireless revenues include SMS, RBT, WAP, MMS and IVR services. Because of restrictions on foreign companies operating in the PRC telecommunications industry, we have used our VIEs to contract on our behalf with PRC mobile network operators who provide the gateway for sending messages and collect our fees from customers. Our VIEs collect the fees from the operators and we then transfer the fees to our subsidiaries on a periodic basis. Our wireless services include news, weather forecast, chatting, entertainment information, music, ring tone, and logo downloads and various other related products provided to mobile phone users. Most of our services are charged on a monthly or per message/download basis. For the nine months ended September 30, 2009, we normally charged monthly fees ranging from $0.073 to $3.659 and per message/download fees ranging from approximately $0.007 to $0.586.

For the three months ended September 30, 2009, our wireless revenues increased by $2.3 million to $16.8 million as compared to $14.5 million for the three months ended September 30, 2008, primarily due to an increase of $2.5 million in IVR revenues, an increase of $0.8 million in SMS and WAP revenues, offset by a decrease of $1.0 million in MMS and RBT.

For the nine months ended September 30, 2009, our wireless revenues increased by $12.9 million to $45.1 million as compared to $32.2 million for the nine months ended September 30, 2008, primarily due to an increase of $6.5 million in SMS revenues, an increase of $5.2 million in IVR revenues, an increase of $0.7 million in RBT revenues, and a $2.1 million increase due to reduced revenue in the second quarter of 2008 resulting from business tax provision, offset by a decrease of $1.3 million in MMS and $0.3 million in WAP revenues.

The increase in wireless revenue was primarily due to successful product distribution programs and our continued market development efforts and product diversification.

Others

Other services mainly consist of sales of software to third parties, provision of applications service provider (“ASP”) services, office space rental income and construction of websites.

For the three months ended September 30, 2009 and 2008, revenues for other services were $319,000 and $454,000, respectively.

For the nine months ended September 30, 2009 and 2008, revenues for other services were $584,000 and $2.5 million, respectively.

COSTS AND EXPENSES

Cost of Revenues

Total cost of revenues was $33.2 million and $89.6 million for the three and nine months ended September 30, 2009, respectively, as compared to $31.9 million and $77.1 million for the corresponding periods in 2008.

Cost of Advertising Revenues

Total cost of advertising revenues was $18.1 million and $50.5 million for the three and nine months ended September 30, 2009, respectively, as compared to $20.8 million and $49.1 million for the corresponding periods in 2008.

Brand Advertising

Cost of brand advertising revenues includes personnel costs and personnel overhead related to our editorial center, content purchases, payments to our business partners, relevant depreciation of servers and computer equipment and bandwidth leasing costs.

For the three months ended September 30, 2009, cost of brand advertising revenues was $15.4 million, as compared to $19.0 million for the corresponding period in 2008. The $3.6 million decrease was mainly due to a $5.4 million decrease in cost of revenue related to the Beijing 2008 Olympic Games, offset by a $0.8 million increase in personnel expenses, a $0.7 million increase in bandwidth leasing costs and depreciation of servers and computer equipment and a $0.3 million increase in other costs.

For the nine months ended September 30, 2009, cost of brand advertising revenues was $43.2 million, as compared to $44.2 million for the corresponding period in 2008. The $1.0 million decrease was mainly due to a $6.2 million decrease in cost of revenue related to the Beijing 2008 Olympic Games and a $0.1 million decrease in other costs, offset by a $3.3 million increase in personnel expenses, and a $2.0 million increase in communication and bandwidth.

Our brand advertising gross margins for the three and nine months ended September 30, 2009 were 68% and 67%, as compared to 62% and 64% for the corresponding periods in 2008.

Sponsored Search

Cost of sponsored search revenues primarily consists of relevant depreciation of servers and computer equipment, payments to our Website Alliance, bandwidth leasing costs, personnel costs and data collection costs.

Cost of sponsored search revenues was $2.7 million and $7.3 million for the three and nine months ended September 30, 2009 as compared to $1.8 million and $4.9 million for the corresponding periods in 2008. The increase in cost of sponsored search was primarily due to higher bandwidth leasing costs to support increased Website traffic.

Cost of Online Game Revenues

Cost of online game revenues primarily consists of personnel costs related to the operation of the games, PRC business tax and VAT that AmazGame pays on the revenues that it derives from its contractual arrangements with Gamease, bandwidth leasing costs, depreciation of servers and computer equipment and revenue-based royalty payments to game developers of licensed games.

Cost of online game revenues was $4.7 million and $12.1 million for the three and nine months ended September 30, 2009, as compared to $3.5 million and $10.2 million for the corresponding periods in 2008.

Our online game gross margin for the three and nine months ended September 30, 2009 were 93% and 94%, as compared to 94% and 93% for the corresponding periods in 2008.

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

Cost of wireless revenues increased by $2.5 million to $9.6 million for the three months ended September 30, 2009, and increased by $9.1 million to $25.6 million for the nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

The increase in cost of wireless revenues for the three months ended September 30, 2009 as compared to the corresponding period in 2008 resulted from an increase of $1.7 million in payments to third party wireless service alliances and content providers, an increase of $0.7 million in collection charges and transmission charges paid to mobile network operators and an increase of $0.1 million in other costs.

The increase in cost of wireless revenues for the nine months ended September 30, 2009 as compared to the corresponding period in 2008 resulted from an increase of $6.7 million in payments to third party wireless service alliances and content providers, an increase of $2.0 million in collection charges and transmission charges paid to mobile network operators, and an increase of $0.4 million in other costs.

The collection and transmission charges vary between mobile network operators and include a gateway fee of $0.003 to $0.029 per message, depending on the volume of the monthly total wireless messages, and a collection fee of 15% to 75% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the third quarter of 2009.

Our wireless gross margins were both 43% for the three and nine months ended September 30, 2009, as compared to 51% and 49% for the corresponding periods in 2008.

Others

Cost of revenues for other services was $703,000 and $1,422,000 for the three and nine months ended September 30, 2009, respectively, as compared to $577,000 and $1,336,000 for the corresponding periods in 2008.

Cost of revenues for other services consists mainly of personnel and other expenses in connection with our sales of software to third parties and provision of ASP services.

Product Development Expenses

Product development expenses increased by $1.5 million to $14.5 million for the three months ended September 30, 2009, and increased by $7.2 million to $42.5 million for the nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

The increase for the three months ended September 30, 2009 from the corresponding period in 2008 primarily consisted of a $0.5 million increase in share-based compensation expense, a $0.4 million increase in facilities expenses, a $0.3 million increase in bandwidth leasing costs and depreciation of servers and computer equipment, a $0.2 million increase in personnel expenses resulting from an increase in headcount, salaries and bonuses and a $0.1 increase in other expenses.

The increase for the nine months ended September 30, 2009 from the corresponding period in 2008 primarily consisted of a $3.6 million increase in personnel expenses resulting from an increase in headcount, salaries and bonuses, a $1.6 million increase in share-based compensation expense, a $0.9 million increase in license fees, a $0.9 million increase in bandwidth leasing costs and depreciation of servers and computer equipment and a $0.2 increase in other expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.1 million to $25.5 million for the three months ended September 30, 2009, and increased by $2.9 million to $68.1 million for the nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

The decrease for the three months ended September 30, 2009 from the corresponding period in 2008 primarily consisted of a $1.0 million decrease in bandwidth leasing costs, a $0.6 million decrease in depreciation, and a $0.8 million decrease in facilities expenses and a $0.3 million decrease in other expenses, offset by a $0.6 million increase in advertising and promotion expenses under our market aggregation strategy.

The increase for the nine months ended September 30, 2009 from the corresponding period in 2008 primarily consisted of a $4.7 million increase in advertising and promotion expenses under our market aggregation strategy and a $0.3 million increase in other expenses, offset by a $2.1 million decrease in bandwidth leasing costs and depreciation of servers and computer equipment.

General and Administrative Expenses

General and administrative expenses increased by $6.6 million to $10.7 million for the three months ended September 30, 2009, and increased by $12.6 million to $27.8 million for the nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

The increase for the three months ended September 30, 2009 from the corresponding period in 2008 was primarily due to a $3.1 million increase in professional fees for legal and finance consulting services, a $1.6 million increase in personnel expenses, a $1.4 million increase in share-based compensation expense, and a $0.5 million increase in other expenses.

The increase for the nine months ended September 30, 2009 from the corresponding period in 2008 was primarily due to a $5.9 million increase in personnel expenses resulting from an increase in headcount, salaries and bonuses, a $3.6 million increase in share-based compensation expense, a $2.7 million increase in professional fees for legal and finance consulting services and a $0.4 million increase in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets, mainly related to the acquisitions of the 17173.com, Focus.cn, Goodfeel and Go2Map was $93,000 and $295,000 for the three and nine months ended September 30, 2009, respectively, as compared to $201,000 and $596,000 for the corresponding periods in 2008.

Share-based Compensation Expense

Share-based compensation expense included in costs and expenses includes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$348	$292	$950	$922
Product development expenses	2,204	1,678	6,777	5,169
Sales and marketing expenses	152	214	651	722
General and administrative expenses	1,780	377	5,007	1,416

	$4,484	$2,561	$13,385	$8,229

Share-based compensation expense in our financial statements included expenses related to share-based awards of Sohu.com Inc. and Changyou.

1) Sohu.com Inc. Share Awards

The total share-based compensation expense related to Sohu.com Inc. share awards recognized in the consolidated statements of operations during the three and nine months ended September 30, 2009 was $0.9 million and $3.5 million, respectively, and $1.5 million and $4.6 million, respectively, for the corresponding periods in 2008.

As of September 30, 2009, there was $2.3 million of unrecognized compensation expense related to unvested options and restricted share units.

2) Changyou Share Awards

The total share-based compensation expense related to Changyou share awards recognized in the consolidated statements of operations during the three and nine months ended September 30, 2009 was $3.6 million and $9.9 million, respectively, and $1.1 million and $3.6 million, respectively, for the corresponding periods in 2008.

As of September 30, 2009, there was $2.3 million of unrecognized compensation expense related to unvested Class B restricted ordinary shares granted to Tao Wang and $15.5 million related to unvested Class A and Class B restricted share units granted to Changyou’s executive officers other than Tao Wang and to its key employees.

Operating Profit

As a result of the foregoing, our operating profit increased by $8.8 million to $52.6 million for the three months ended September 30, 2009, and increased by $37.0 million to $151.2 million for the nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

The operating profit for the three and nine months ended September 30, 2009 included $4.5 million and $13.4 million of share-based compensation expense, as compared to $2.6 million and $8.2 million in the corresponding periods in 2008.

Other Income (Expense)

For the three and nine months ended September 30, 2009, other income was $40,000 and $103,000, respectively.

For the three and nine months ended September 30, 2008, other income was $51,000 and $481,000, respectively. The $481,000 mainly consisted of donations for Sichuan earthquake.

Interest Income and Exchange Difference

For the three and nine months ended September 30, 2009, interest income and exchange difference, which was generated solely from interest income, was $1.5 million and $3.9 million.

For the corresponding periods in 2008, interest income and exchange difference, primarily comprising interest income, was $1.4 million and $3.1 million.

Income Tax Expense

For the three months ended September 30, 2009, income tax expense was $7.0 million, as compared to $5.0 million for the corresponding period in 2008.

For the nine months ended September 30, 2009, income tax expense was $21.6 million, as compared to $14.8 million for the corresponding periods in 2008.

The increase primarily resulted from the applicable income tax rate changes from 0% to the range of 7.5% to 15% for our major operating subsidiaries and VIEs in PRC in 2009, as these entities’ tax exemption periods expired at the end of 2008.

Income from Continuing Operations

For the three and nine months ended September 30, 2009, net income from continuing operations was $47.1 million and $133.5 million, as compared to $40.2 million and $102.0 million for the corresponding periods in 2008.

Gain (Loss) from Discontinued E-commerce Operations

Gain from discontinued e-commerce operations for the three and nine months ended September 30, 2009 was zero and $446,000. This increment for the nine months ended September 30, 2009 mainly resulted from the write-off of some long-aged payables which were unlikely to be required to be settled in the future. For the corresponding periods in 2008, loss from discontinued e-commerce operations was $1,000 and zero.

Net Income

As a result of the foregoing, we had net income of $47.1 million and $134.0 million for the three and nine months ended September 30, 2009, as compared to net income of $40.2 million and $102.0 million for the corresponding periods in 2008.

Net income for the three and nine months ended September 30, 2009 included $4.5 million and $13.4 million of share-based compensation expense, as compared to $2.6 million and $8.2 million for the corresponding periods in 2008.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $9.7 million and $18.5 million for both the three and nine months ended September 30, 2009, as compared to negative $22,000 and negative $18,000 for the corresponding periods in 2008.

The increase for both the three and nine months ended September 30, 2009 from the corresponding periods in 2008 was due to noncontrolling interest recognized for Changyou after its initial public offering in the second and third quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through cash flows from operations. As of September 30, 2009, we had cash and cash equivalents of approximately $596.4 million, compared to $279.4 million as of September 30, 2008.

In October 2008, the board of directors approved a stock repurchase program of up to $150 million of Sohu’s outstanding shares of common stock until the end of 2009. Through the end of September 30, 2009, we had repurchased 501,686 shares in the open market, at an average price of $39.86 for total consideration of $20 million. We expect to continue to execute this program during the year ending December 31, 2009.

In summary, our cash flows were (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$168,425	$157,642
Net cash used in investing activities	(15,815)	(24,361)
Net cash provided by financing activities	129,584	16,340
Effect of exchange rate change on cash and cash equivalents	(266)	7,025

Net increase in cash and cash equivalents	281,928	156,646
Cash and cash equivalents at beginning of period	314,425	122,706

Cash and cash equivalents at end of period	$596,353	$279,352

Net cash provided by operating activities

For the nine months ended September 30, 2009, net cash provided by operating activities was $168.4 million. This was primarily attributable to our net income of $134.0 million, adjusted by non-cash items of share-based compensation expense of $13.4 million, depreciation and amortization of $13.4 million, a $6.3 million decrease in working capital and $1.3 million of other miscellaneous non-cash expense. This $6.3 million decrease in working capital was the net impact of $18.9 million income tax refund received in January 2009, offset by other working capital increase of $12.6 million.

For the nine months ended September 30, 2008, net cash provided by operating activities was $157.6 million. This was primarily attributable to our net income of $102.0 million, adjusted by non-cash items of depreciation and amortization of $12.5 million, share-based compensation expense of $8.2 million, and a $36.9 million decrease in working capital, offset by other items of $2.0 million.

Net cash used in investing activities

For the nine months ended September 30, 2009, net cash used in investing activities was $15.8 million, and was primarily attributable to a $18.5 million used in acquiring fixed assets and other assets, offset by a $2.7 million decrease in restricted cash.

For the nine months ended September 30, 2008, net cash used in investing activities was $24.4 million, and was primarily attributable to $26.0 million used in acquiring fixed assets and other assets, offset by a $1.6 million decrease in restricted cash.

Net cash provided by financing activities

For the nine months ended September 30, 2009, $129.6 million net cash provided by financing activities was primarily attributable to $128.3 million of proceeds generated from Changyou’s initial public offering after deducting underwriting discounts and commissions but before deducting offering expenses, and $3.8 million from issuance of common stock upon the exercise of options and restricted share units granted under our stock incentive plan, offset by $1.8 million for other financing activities payment and $0.7 million for the reversal of excess tax benefits related to share-based payment arrangements.

For the nine months ended September 30, 2008, net cash provided by financing activities was $16.3 million, and was primarily attributable to issuance of common stock upon the exercise of options granted under our stock incentive plan and cash contributions received from our noncontrolling interest shareholders.

Cash and cash equivalents

As of September 30, 2009, we had cash and cash equivalents of $596.4 million as compared to $314.4 million as of December 31, 2008.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our condensed consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

In April 2009, the FASB issued guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance does not have an impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events that sets forth the period after the balance sheets date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheets date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheets date. The guidance is effective for interim or annual periods ending after June 15, 2009. We have adopted the requirements of this pronouncement since the quarter ended June 30, 2009. The adoption of this guidance does not have an impact on our consolidated financial statements.

In June 2009, the FASB issued revised guidance on the accounting for transfers of financial assets. The revised guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In June 2009, the FASB issued revised guidance on the consolidation of variable interest entities (VIE). The revised guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. Additionally, the revised guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of September 30, 2009, which consisted of cash and cash equivalents, restricted cash, accounts receivables, and accounts payables. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)
	USD	RMB	HKD	Total
Cash and cash equivalents	$240,218	$355,220	$915	$596,353
Receivables	1,382	77,119	103	78,604
Payables	5,628	142,632	176	148,436

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective and designed to ensure that all material information related to Sohu required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 26, 2009.

ITEM 1A.	RISK FACTORS

Further Strengthened Supervision on Online Gaming Industry May Adversely Affect Our Online Game Operation

On September 28, 2009, General Administration of Press and Publication (the “GAPP”) together with National Administration of Copyright (the “NAC”) and Office of the National Campaign on Anti-pornography and Anti-delinquency jointly issued Notice on Further Strengthening Pre-examination and Pre-approval of Online Game and Administration of Imported Online Game Approval (the GAPP Notice). According to the GAPP Notice, GAPP is the only authority responsible for pre-examination and pre-approval of online game, and all the online game operators shall obtain Internet Publishing License (the “License”) to provide online game services. Moreover, additional approvals from GAPP are required when game operators release new versions, expansion pack or make any changes to the originally approved online game. Furthermore, the GAPP Notice provides that foreign investment companies are prohibited from engaging in online game operation in China either by means of direct investment, such as establishing equity or contractual joint venture, or through indirect control such as contractual arrangements, technology supports and etc. Any failure to meet the above-mentioned requirements, the operator may face heavy penalties, such as being ordered to stop operation, or business licenses being revoked.

Our online game business may be adversely affected by the GAPP Notice. The launch of expansion pack might be delayed because of the extra approval. Such delay in releasing expansion packs may result in higher costs of our online game operation and have an adverse effect on our game revenue. In addition, although we have filed the applications for all necessary licenses and permits, we can not assure you that our online game entities could obtain all the required licenses and permits. For example, we have applied for our online game entity the Internet Publishing License, but our application is still under review by GAPP. Furthermore, the GAPP Notice presents inconsistencies and confusing elements with previous regulations issued by the Ministry of Culture (the “MOC”). Because the ambiguity in defining the scope of roles and responsibilities for the online game regulators such as the MOC and the GAPP, we may face stricter scrutiny on our day-to-day operation of online game business. If any of our online game operating entities can not comply with abovementioned stipulations regarding online game industry, we may be subject to various penalties and our online game business will be negatively affected.

Restrictions on Online Music Search May Adversely Affect Our Online Search Business

On September 3, 2009, the Ministry of Culture (the “MOC”) issued its Notice on Strengthening and Improving the Content Censorship of Online Music Content (the MOC Notice). The MOC Notice provides that direct links to online music shall be defined as engaging in online music business and therefore the Internet Culture Business License is required for providing such search services. In addition, the MOC Notice also requires any domestic music products shall be filed for record with the MOC within 30 days after being made available online. For imported music products, they shall be approved by the MOC before being made available online.

To comply with this provision, we have filed an application for Internet Culture Business License with the MOC for our Sogou entity. However, we can not assure you that our Sogou entity will be approved to grant the license. If we could not obtain such qualification, our search business may face severe penalty. For the approval and filing procedures, we could not assure you that we could be fully compliance with the MOC Notice. In order to comply with the requirements of the MOC Notice, it may be necessary for us to change or improve our search model and technology. These restrictions may result in higher costs of our search engine operation, which may have an adverse effect on our profitability.

Others

There are no other material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 26, 2009, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 filed with the SEC on May 11, 2009 and August 7, 2009, respectively.

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

During the three months ended September 30, 2009, Sohu did not use any proceeds from this offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

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

Dated: November 6, 2009

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended September 30, 2009

EXHIBIT INDEX

10.1	Agreement between Changyou.com Limited and Beijing Yinhe Wanda Co., Ltd. (“Wanda”) for the purchase of an Office Tower A at Beijing West Wanda Plaza, in Beijing, China.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu