Form 10-K
period 2009-12-31
SOHU COM INC
filed 2010-02-26
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2009 as reported on the NASDAQ Global Select Market, was approximately $1,552 million.

As of January 31, 2010, there were 37,766,593 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2009 Annual Meeting of Stockholders to be filed on or about April 30, 2010 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned, majority-owed subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Kylie Enterprises Limited, All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, 21 East Entertainment Limited (“21 East HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”), and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as following majority-owned subsidiaries and the VIE of Sohu that are directly and indirectly held by Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) , Changyou.com Korea Limited (“Changyou Korea”), and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS OVERVIEW

Our Company

Our company, Sohu, is a leading Internet company in China providing hundreds of millions of Chinese Internet users with news, information, video content, entertainment and communication. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China. Substantially all of our operations are conducted through our indirect wholly and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

We were incorporated in Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original Website, itc.com.cn, in January 1997. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc.

Our Business

Our businesses mainly consist of advertising (composed of brand advertising and sponsored search), online game (conducted via Changyou.com Limited, “Changyou”), and wireless, among which brand advertising and online game are the two core businesses of the Sohu Group.

Advertising Business

Our advertising business, including brand advertising services and sponsored search services, offers various products and services to our users (such as free-of-charge premier content, interactive community, integration search and other competitive Internet services), and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	17173.com, a leading online game information portal;

•	focus.cn, a top real estate Website;

•	chinaren.com, a leading online alumni club; and

•	sogou.com, an interactive proprietary search engine.

Brand advertising services provide advertisements on our portal Websites to companies seeking to increase their brand awareness online. For the year ended December 31, 2009, brand advertising services generated $177.1 million or 34% of total revenues of $515.2 million.

Sponsored search services provide priority placements in our search directory and pay-for-click services to customers, especially small and medium-sized enterprises.

Online Game Business

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou. For the year ended December 31, 2009, our online game business generated $267.6 million or 52% of total revenues of $515.2 million.

Changyou is a leading online game developer and operator in China as measured by the popularity of one of our games, Tian Long Ba Bu (“TLBB”). TLBB, which was launched in May 2007, was ranked by International Data Corporation (“IDC”), for 2008 as the fourth most popular online game overall in China and the second most popular online game in China among locally-developed online games. Changyou engages in the development, operation and licensing of our massively multi-player online role-playing games (“MMORPGs”), which are interactive online games that may be played simultaneously by hundreds of thousands of game players. Changyou currently operates three MMORPGs, TLBB, which we developed in-house, Blade Online (“BO”), which we licensed from third parties, and Blade Hero 2 (“BH2”, the sequel to BO). For the three months ended December 31, 2009, these games had approximately 80.9 million aggregate registered accounts, 2.4 million aggregate active paying accounts, 990,000 aggregate peak concurrent users and average revenue per active paying account of Renminbi (“RMB”)196.

TLBB is a martial arts game with 2.5D graphics that is adapted from the popular Chinese martial arts novel “Tian Long Ba Bu,” which means “Novel of Eight Demigods,” written by the famous writer Louis Cha. Millions of copies of his novels have been sold in numerous languages, and they have been adapted into various movies and television series. Since its launch, TLBB has won various awards in China, including 2008 “Best Self-Developed Online Games (First Place)” and 2008 and 2009 “Most Liked Online Games by Game Players (First Place)” awards at the China Digital Entertainment Expo and Conference (“ChinaJoy”). To leverage the success of TLBB, we licensed the game to third-party operators to operate the game in Vietnam, Taiwan, Hong Kong, Malaysia and Singapore. We also operate a modified version of TLBB in the U.S. through our U.S. subsidiary.

Changyou has five MMORPGs in the pipeline, with different graphic styles, themes and features to appeal to different segments of the online game player community. Games in our pipeline include the Duke of Mount Deer (“DMD”), Zhong Hua Ying Xiong (“ZHYX”), Da Hua Shui Hu (“DHSH”), Immortal Faith (“IF”), and the Legend of Ancient World (“LAW”). DMD, which we are developing in-house, is also based on a popular martial arts novel written by Louis Cha. We have licensed ZHYX, DHSH, IF and LAW from third parties.

Changyou operates our current games under the item-based revenue model, meaning game players can play our games for free, but may choose to pay for virtual items, which are non-physical items that game players can purchase and use within an MMORPG, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks, to enhance the game-playing experience. Changyou sells prepaid game cards to a range of regional distributors throughout China, who in turn sub-distribute them to numerous retail outlets, including Internet cafés and various Websites, newsstands, software stores, book stores and retail stores. Changyou also directly sells game points to game players through our online sales platform.

Changyou continually collects feedback from game players through multiple channels. Our product development team and game operations team work closely together, allowing us to translate game player feedback into game updates and expansion packs in a timely manner. We typically release expansion packs, which are software packages that contain significant upgrades and improvements to a game within the existing game’s framework, every few months or as regularly as necessary based on game players’ feedback, market demand and other factors. These upgrades may include new game content such as storylines, characters, tasks, maps and virtual items. We also update our games on a weekly basis with interim enhancements. We believe that such expansion packs and regular updates improve the game-playing experience and help to maintain the interest level of our game players, thereby helping us to extend the lifespan of our games.

Initial Public Offering of Changyou

Our MMORPG business began operations in 2003. In a few years, our online game business has developed from nascency to become one of the top MMORPG operators in China. Its success was further endorsed by the carve-out and initial public offering of our MMORPG subsidiary Changyou (Nasdaq: CYOU) in April 2009. The successful initial public offering has provided Changyou with the platform and resources to become a leading company in the MMORPG industry, and has enabled Changyou to compete head to head with first tier players.

Subsequent to Changyou’s initial public offering, as Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interests reflecting the shares held by the shareholders other than Sohu. During the second quarter through fourth quarter of 2009, treating all existing restricted shares and restricted share units as fully vested, Sohu owned approximately 66% of the economic interest in Changyou, with the remaining 34% of the economic interest in Changyou owned by Changyou’s shareholders other than Sohu. We do not expect the percentage of Sohu’s economic interest in Changyou to fluctuate significantly, given that Sohu does not have any plan to sell any additional shares in Changyou in the foreseeable future. For detailed information Changyou’s initial public offering and shareholding structure, please see Note 2—Changyou Transactions of Notes to Consolidated Financial Statements.

Wireless and Others Businesses

Our wireless and others businesses mainly consist of wireless business, which offers value-added services for mobile phone users such as news, weather forecasts, chatting, entertainment information and mobile phone ringtone and logo downloads.

PRODUCTS AND SERVICES

Advertising Business

Web Properties

The Sohu Group has one of the most comprehensive matrices of Web properties. Among these Web properties, Sohu.com is attracting the highest level of Internet traffic in China. On all of our Websites, we offer basic content to our users on a free of charge basis.

Sohu properties consist of sophisticated Chinese language Web navigational capabilities, approximately 40 main content channels, Web-based communication and community services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics including news, entertainment, sports, business and finance, information technology, automobile, real estate, and women-focused issues. We also offer free Web-based communication and community, and other Internet services to enhance the users’ experience. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features of our portal include proprietary Web navigational capabilities that reflect particular cultural characteristics and viewing habits of PRC Internet users.

We deliver authorized high-definition video content and original in-house produced video content surrounding nationwide events on channels geared for specific types of content, including v.sohu for entertainment, s.sohu for sports and tv.sohu for TV programs, and attracted a large number of users. These channels provide users free access to extensive and varied video content, including popular domestic and overseas movies and TV dramas, in-house produced online talk shows, exclusive celebrity interviews, live Webcasts, on-demand sports games, and user-generated video clips.

We continue to upgrade our communication and community services so as to increase user experience and stickiness to our portal network. Communication and community services help users to build customized space and personalized page layouts and offer improved information sharing and real-time communication, so that users are able to expand and maintain their social network with Sohu.

Vertical Sites

17173.com

Our game portal 17173.com was launched in 2000 as the first online game portal in China. 17173.com is a leading online destination for game players seeking information on games and feedback from other players on the site’s message boards. With over 500 game zones and tens of millions of registered users supported by alliances with many thousands of Internet cafés, 17173.com is one of the largest online game information and community Websites in China, and widely recognized as a market leader among game Websites in China, with strong expertise in running the Website, building a game community and developing relationships with advertisers in the online game industry. As a result, 17173.com is the marketing platform of choice for many online games, including our own. In addition, 17173.com’s experienced game editors review and critique Changyou’s games prior to launch, thereby improving the game quality.

Focus.cn

Focus.cn is one of the leading real estate Websites in China, providing comprehensive solutions for house seekers, homeowners, potential property or household appliance buyers with high incomes, and real estate professionals. Launched in 1999, Focus.cn has developed into what we believe is one of the most influential Websites serving the Beijing market. The Focus.cn platform serves as a basis for regional expansion in other key urban areas where Internet penetration is among the highest in China. As of December 31, 2009, the Website had been successfully rolled out into 33 cities. Focus has also been enriching its content and has diversified from residential properties to commercial properties, as well as other auxiliary industries, such as home decoration, furniture and fixtures.

Chinaren.com

ChinaRen is the largest online youth community in China, with over ninety million registered users as of December 31, 2009. Schools and universities in China generally do not have alumni offices to cater to the needs of former students to organize their classes into long-term communities. As in other Asian societies, Chinese people hold strong ties of friendship and loyalty with their fellow alumni, which form the basis of their personal and professional relationship networks. ChinaRen has leveraged a critical mass of loyal users to create one of the leading online alumni networks in China.

Sogou.com

Sogou, which means “Search Dog”, is Sohu’s proprietary search engine launched in August 2004. Sogou performs interactive searches of billions of Web pages using advanced algorithms. The user is taken through a fast and convenient interactive process to reach the most relevant selection of the integrated Website and page search results upon search query. Sogou provides our users with high updating speeds, short response times and accurate search results, based on a large database capacity of more than twenty billion retrieved pages. We will continue to update Sogou search engine with advanced techniques to enhance user experience and grow search traffic.

Service Offerings to Users

Aggregated Content

As a leading content aggregator, we organize our content around 40 main channels on the Sohu portal. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. Our regional Websites have extensive reach across China. For example, Focus.cn has penetrated 33 first and second tier cities in China. As of December 31, 2009, we had over 1,500 content partners, which enable us to provide a wide range of content offerings. Our content partners include leading Chinese language media and information providers in a variety of fields across China, such as Xinhua News Agency, People’s Daily Online, 21 Century Business Herald, and China Central Television (“CCTV”), as well as prestigious international content providers such as the NBA and Reuters. Our arrangements with content partners are normally short-term and non-exclusive.

Our main channels include News, Entertainment, Sports, Business and Finance, Information Technology, Automobile, and Women:

News channel delivers a comprehensive selection of local, national and international news from newspapers, magazines and other information providers throughout China. Full text search is also available on each page.

Entertainment channel contains extensive coverage of entertainment areas that are of interest to Chinese users, including movies, television programs, plays, operas and popular and classical music.

Sports channel provides the latest in national and international sports headlines, results, commentaries and analyses.

Business and Finance channel features business and financial news provided by leading financial information services in China covering both domestic and international markets. Users can retrieve real-time stock quotes, fund prices, exchange rates, annual reports, research reports and other information on selected listed companies in China.

Information Technology channel offers easy access to industry policies and stories, industry forums, and online communications with the management of top Chinese IT companies. It features information technology news, product reviews and software downloads.

Automobile channel provides a massive database of car models that can be sorted or ranked based on key parameters, industry policies and trends, and online communications with the CEOs of the top Chinese automakers. It also provides automobile features, news, and product previews.

Women channel covers a broad range of lifestyle-related topics that are of particular interest to Chinese women, including fashion and trends, beauty, society, relationships and other areas.

In addition to providing traditional text and picture-based content, we have focused on developing new media technologies. Our online TV-like channels, such as v.sohu for entertainment, s.sohu for sports and tv.sohu for TV programs, are specifically geared for Streaming Online Video content. In addition to watching pre-set programs with broadcasting schedules, users can also enjoy certain programs on an on-demand basis.

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users that are important in promoting user affinity to our portal network:

Alumni Club, offered through Chinaren.com, is a database service containing information on schools, classes and classmates that allows classmates to communicate and find each other. As of December 31, 2009, Chinaren.com had over ninety million registered users.

Blog is an interactive platform for users to build their personalized space by posting their articles and pictures, uploading videos, and sharing information amongst users. Further, Sohu blogs provide multiple applications for user-customized front page layouts, interactive communication facilities and services integrated with a selection of Sohu products.

E-Mail offers free e-mail services with up to two gigabytes of memory and premium mail service with more features.

Message Boards allows users to post and exchange information on message boards covering 20 main topics, ranging from education and travel to fashion, sports and all news Web pages.

Web Messenger enables Sohu registered users to send instant messages to other Sohu users simply by one click.

Social Networking Services (“SNS”) is a networking Website that allows users to share ideas, music and photos and play games within individual-centered online communities. After our new SNS Website, namely, Bai Society, was launched in July 2009, we kept adding new interactive Web games and features to attract users and increase the community’s stickiness to enlarge our user base.

Sogou Pinyin

Sogou Pinyin is our self-developed Chinese Character Input Method software, whose vocabulary database is tied to the search queries database of Sogou search engine and thus can capture the latest trend of words used by Internet users. Since its launch in 2006, Sogou Pinyin has been well received by users. It continues to gain popularity and expand market share through superior product quality and effective marketing campaigns. As of December 31, 2009, Sogou Pinyin had been installed in over 100 million personal computers (“PCs”) in China, or over 70% of the PCs in China. During 2009 we also launched the mobile version of Sogou Pinyin, and continued to regularly update our existing products to optimize performance.

Service Offerings to Advertisers

In brand advertising, we enjoy a strong competitive position as one of the leading Internet companies in China. We provide brand advertising services across our matrices of Web properties. Our offerings enable advertisers to post their advertisements in different forms, including textual, rich media and video advertisements, and in different locations across the Sohu matrix of Web properties. Our brand advertising products include but are not limited to banners, links, logos, buttons and stream advertisements placed on our Websites and sponsorships that typically focus on a particular event or a particular Website area. We charge advertisers mainly on a time basis. Sponsorship contracts for a particular area of a Website or for a particular event may require fixed payments over the contract period. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our Website. Discounts from standard rates are typically provided for higher-volume, longer-term advertising contracts, and may be provided for promotional purposes.

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Websites. During the year ended December 31, 2009, approximately 1,900 companies advertised on our Websites. Our customers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies. We continue focusing on multinational and Chinese domestic companies as our key advertisers. In 2009, sales to our five largest advertisers accounted for approximately 15% of total brand advertising revenues. We have entered into agreements with each of these advertisers. Most of these agreements have terms of less than 12 months.

As of December 31, 2009, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $0.8 million, which are required to be provided during the year ending December 31, 2010.

Online Game Business

Online Games

We currently operate three MMORPGs, being TLBB, BO and BH2, all of which are operated under the item-based revenue model, where game players play our game for free but can purchase virtual items to enhance the game-playing experience. We generate revenue through the sale and consumption of such virtual items. We also have five MMORPGs in the pipeline, including DMD, which we are developing in-house, and ZHYX, DHSH, IF and LAW, all of which we licensed from third parties. We plan to operate these new MMORPGs based on the item-based revenue model.

The following table summarizes the type, theme, and status of the games we are currently operating and plan to operate:

Games	Game Type	Theme	In-house Developed or Licensed	Status
Our existing games:

- TLBB	2.5D MMORPG	Martial arts and community building	In-house	Open beta testing in May 2007

- BO	2.5D MMORPG	Martial arts and fighting	Licensed	Open beta testing in July 2004

- BH2	2.5D MMORPG	Martial arts and fighting	Licensed	Open beta testing in September 2009

Our pipeline:

- DMD	MMORPG supporting 2D, 2.5D and 3D graphic modes	Cartoon style martial arts and community building	In-house	Closed beta testing

- ZHYX	3D MMORPG	Martial arts and fighting	Licensed	Technical closed beta testing

- DHSH	2D MMORPG	Cartoon style and community building	Licensed	Closed beta testing

- IF	2D MMORPG	Chinese myth	Licensed	Closed beta testing

- LAW	2.5D MMORPG	Martial arts and fantasy	Licensed	Technical closed beta testing

Online Games in Operation

TLBB

TLBB is our first in-house developed MMORPG, for which we commenced development in late 2004. It is a 2.5D martial arts and community building game, adapted from the very popular Chinese novel, “Tian Long Ba Bu,” which means “Novel of Eight Demigods.” The missions and activities of the game generally follow the storyline of the novel, which we have adapted to add new features and characters.

TLBB features a combination of martial arts-style-fighting and community-building among its game players, which we believe holds strong appeal for game players. Fighting-based games tend to have high game player participation when they are launched due to the excitement level of the content, but the lifespan of such games tends to be shorter than games that are community-based, and participation tends to drop as the initial excitement fades. Conversely, community-based games tend to take longer to build participation in the beginning of their lifespans because it takes time for new game players to build relationships with each other in the virtual world, but they also tend to have longer lifespans as the relationships among game players strengthen over time. In TLBB, game players choose from nine categories of team-based identities with distinct skill sets and missions, and game players can engage in numerous virtual activities, such as making friends, nurturing pets, learning skills or completing other tasks. Game players can communicate with each other in real time through an in-game instant messaging system. These community-based features foster group interaction and relationship-building among game players, which we believe also helps to maintain our game players’ interest over time.

The major categories of virtual items we sell to generate revenues are gems, pets, fashion items, magic medicine, riding animals, hierograms, materials, skill books and fireworks. These virtual items help game players to advance to the next level and enhance the game-playing experience.

Virtual items can be “purchased” at virtual stores within the game using one of two kinds of currencies: either with an in-game virtual currency known as “yuanbao,” which game players obtain by purchasing prepaid game cards or game points with real money, or with another in-game virtual currency known as “gold coins,” which game players can obtain for free by completing certain missions and activities within the game. Each virtual item can be purchased with only one of these two types of virtual currencies. We have found that the mutual exclusivity of the virtual items available for purchase under each of these two virtual currencies creates a demand for game players to exchange the currency they hold for the other currency type required to purchase a particular virtual item.

We typically release updates for TLBB once or twice a week and more significant enhancements in the form of expansion packs every few months. We have developed 11 expansion packs since the game began open beta testing in May 2007. Our expansion packs typically include features such as new territories, themes, tasks, characters, virtual items and other enhanced features. We have found that expansion packs effectively increase game players’ interest in the game and enhance the game-playing experience by keeping the game-playing experience fresh even for long-time game players. We believe that the expansion packs help us to maintain game player loyalty, and in turn extend the lifespans of our games.

Blade Online series

The Blade Online series consist of two 2.5D MMORPGs, BO, which we licensed from a third party, and BH2, which is a sequel of Blade Online. Both games are martial arts-style fighting games set to the backdrop of a Chinese myth. In BO, game players can set their own rules for in-game fighting and take on various roles, including a human, an evil spirit or an immortal in the game. Each role has different skill sets that can be learned and improved by completing different tasks. BH2 incorporates popular features of BO as well as new features such as new maps, new characters, new fighting techniques and additional team-combat functions to give players a more intense and realistic fighting experience. The game also includes upgrades to some of the community features found in BO, such as an auto-navigation system and an improved mission tracking system. Like TLBB, both BO and BH2 provide a range of virtual items for game players to purchase to enhance the game-playing experience.

We began operating BO in October 2004 under the time-based revenue model. On December 27, 2006, we launched an upgraded version of the game and changed its revenue model from time-based to item-based. In December 2006, prior to the launch of the upgraded game operated under the item-based revenue model, the number of peak concurrent users of BO was approximately 26,000, which increased to approximately 57,000 in January 2007. We believe this increase resulted from our upgrading of the game and its changed revenue model. In August 2007, we purchased BO’s source codes, enabling us to have complete control over the future enhancement of BO. We have developed four expansion packs for BO since we began operations of it. In September 2009, we began operating its sequel, BH2, under the item-based revenue model.

Online Games in Pipeline

We have five MMORPGs in the pipeline, with different graphic styles, themes and features. Games in our pipeline include DMD, which we are developing in-house, and ZHYX, DHSH, IF and LAW, all of which we licensed from third parties. We intend to operate each of these games using the item-based revenue model and expect to begin open beta testing of these games in 2010.

DMD is adapted from the popular novel “Duke of Mount Deer” written by Louis Cha, the same author from whose novel we developed TLBB. DMD will be an MMORPG targeting a broader audience than TLBB by using cartoon-style graphics and other features, including fashionable outfits and variations to game player appearances that may appeal to more female game players. Game players will be able to choose whether they want to play the game in 2D, 2.5D or 3D graphics mode. Game players can engage in adventures and form partnerships with other game players and compete based on martial arts skills. The game is currently in closed beta testing.

ZHYX is a 3D martial-art MMORPG. The game is based on a popular story from a widely read Hong Kong comic book about the challenge of life for a Chinese expatriate outside his home land. This game targets game players who prefer 3D games and enjoy reading comic books. The game is currently in technical closed beta testing.

DHSH is a 2D cartoon-style, turn-based MMORPG. The game is based on a story from one of the four great classical novels of Chinese literature “Outlaws of the Marsh,” about the adventures of 108 heroes in Northern Song dynasty. The game is currently in closed beta testing.

IF is a 2D MMORPG set against a backdrop of a number of ancient Chinese myths and folklore, which are used to create various missions in the game to attract game players. Game players play characters that can travel between heaven and earth, while encountering legendary figures in mythical settings. The game is currently in closed beta testing.

LAW is a 2.5D MMORPG set in ancient China at the beginning of Chinese civilization, approximately 5,000 years ago. Game players can travel from the modern world to the ancient world in the game, and change the world with magic, martial arts, machinery, and technology. This game targets game players in their late teens to late 20s who enjoy reading fantasy literature. The game is currently in technical closed beta testing.

Game Development and Enhancement

As of December 31, 2009, we had 528 product development personnel, which includes a core product development team that is responsible for developing new MMORPGs, and a dedicated product development team that is responsible for developing game enhancements and expansion packs for each of our games in operation. We believe that such enhancements improve our games’ appeal and extend our games’ lifespan. We intend to expand our product offerings by continuing to develop additional MMORPGs in-house and continuing to license MMORPGs from third parties.

New Game Development

We have in-house capabilities that allow us to develop quality MMORPGs efficiently and in response to constantly changing market demands and trends.

Our game development process generally includes the following key steps:

- Concept generation

Our design department takes the lead in generating game development ideas based on the latest trends in game player preferences. We recruit game players into our design team to ascertain popular trends among our game players and on the Internet. We also encourage all of our employees to suggest creative ideas and concepts for game development.

- Detailed proposal

Upon management’s approval of the new game concept, the design department prepares a detailed proposal that sets preliminary storylines, game characters, estimates of costs and target markets.

- Development plan

After the completion of technical review of the proposal, a project team consisting of our software programmers, platform technicians, media specialists, design staff and graphics artists work together to set the technical criteria for development of the game, and then formulate a game development plan with development milestones. The development plan is typically completed within two to three months of concept generation.

- Design, style and story concepts

Based on the game development plan, our graphics artists determine the style of the new game and design game characters; our game designers develop the game story and define game environments; and our program developers develop both the server-end software and the user-end software modules.

- Internal reviews

Mid-term management reviews take place upon the completion of each milestone of the development plan. Concurrently, our testing department tests the accuracy and completeness of the development, and our marketing department initiates marketing campaigns according to the development milestones.

- Technical closed beta testing, closed beta testing and open beta testing

We conduct technical closed beta testing to work out technical issues and eliminate technical problems in the game engine and system. Thereafter, we conduct close beta testing to test and work out technical issues in game features and make adjustments to the in-game economic system. Lastly, we conduct open beta testing to test the operation of new games under open market conditions and introduce new games to players. We begin to generate revenue for our item-based games during open beta testing.

Our games are developed through coordination among teams of program developers, game designers and graphic artists. We try to design each of our games to cater to different audiences to grow our overall player base rather than merely shifting players from one game to another. At each stage of a new game’s development, we rely on our quality control department to ensure the game’s quality and playability.

Existing Game Enhancement

We derive many of our game development and enhancement ideas from our game players by maintaining multiple channels whereby we obtain our game players’ ideas and feedback. These include online surveys, online discussion forums, in-game instant messaging, our 24-hour telephone hotline, and a link to a form for feedback within our games. We use this information not only to create new games with the same quality of design, content and programming, but also to enhance existing games that we have either developed in-house or licensed from third parties.

We typically release game updates for our games once or twice a week and more significant enhancements in the form of expansion packs every few months or as regularly as necessary based on game players’ feedback, market demand and other factors. Our expansion packs typically include features such as new territories, themes, tasks, characters, virtual items and other enhanced features. After testing, the game updates and expansion packs are typically distributed electronically through our official game Website. We believe that these game updates and expansion packs help extend the lifespan of our games.

Access to our Games

Our game players typically access our games at Internet cafés or on personal computers connected to the Internet. In order to access our games, our game access software must be installed in the computer being used. Game players using personal computers and Internet café operators can typically download our game access software, interim updates and expansion packs directly from our official game Website. We also distribute our game access software in CD form through our distribution network.

Sales and Distribution

We have developed a multi-channel, nationwide sales and distribution system to sell and distribute our prepaid game cards. We also directly sell game points to our game players through our online sales platform.

Third-Party Distributors

We sell prepaid game cards in virtual and physical form to a range of regional third-party distributors, who in turn sub-distribute them to numerous retail outlets across China. Physical cards are available in Internet cafés, newsstands, software stores, book stores and retail stores. Virtual cards are available through various online channels, telecommunications service providers and at Internet cafés. We typically collect payment from our distributors upon delivery of our prepaid game cards. We currently offer sales discounts and rebates to our distributors.

We generally enter into distribution agreements with our distributors of prepaid game cards for one-year terms. Our distribution agreements contain both pre-set sales targets and pre-set penetration targets, whereby each of our distributors is required to sell our prepaid game cards in a minimum number of Internet cafés in its designated sales territory. We also require that each distributor work closely with our marketing team and support its activities. Our distribution agreements are not exclusive, and do not prohibit our distributors from working with our competitors.

Direct Sales

Game players can purchase game points and charge them to their accounts directly. To do this, they log into their accounts from the game. From the account link, game players can choose to either pay from their bank accounts or through other payment methods, including third-party online payment platforms. We provide discounts to game players who charge their accounts directly. Transaction costs also apply to the use of third-party online payment platforms.

Marketing

Changyou has a three-pronged marketing and promotion strategy, which includes online advertising, off-line promotions and traditional media. Changyou uses different methods to target different demographic groups of game players.

With respect to online advertising, Changyou is able to leverage its affiliation with Sohu, and aggregate Sohu’s large user base to Changyou’s games by advertising on Sohu’s various Websites, which typically provide a direct link to Changyou’s games. In addition, Changyou’s technology allows it to distinguish which Sohu users are not currently Changyou’s game players, so that Changyou can specifically target its advertisements toward them. Changyou also advertises on a variety of Websites, including on Internet café homepages. In addition, Changyou uses in-game promotional events 24 hours a day, seven days a week. Changyou also creates events to rally current and new game players through event-related features, such as offering special holiday edition virtual items to enhance game player participation at holiday time when participation may be lower than usual.

We also use a variety of physical, offline promotional events, including Internet café events, free trial plays, posters, game players’ gatherings, “freshmen” (or new game player) incentives and the giving away of promotional souvenirs. We have found that these promotional events offer good exposure to targeted customers at a lower cost.

With respect to traditional media, we focus our marketing efforts on print advertisements in magazines that target our game player base and outdoor multimedia, including closed circuit television advertisements on buildings and in elevators. These media targets game players who are less likely to have freely-available access to a computer.

Pricing

We use the item-based revenue model for the games that we currently operate and plan to use it for our games currently in development. Under the item-based revenue model, game players can play the basic functions of the game free of charge for as long as they want. We generate revenues through the sale of virtual items such as performance-enhancing items, clothing, accessories and pets that enhance the game-playing experience. We determine the price of virtual items based on the demand or expected demand for such virtual items. We may change the pricing of certain virtual items based on their consumption patterns.

Customer Service

We provide high-quality customer service and are responsive to our game players’ needs. Our game players can access our customer service center via in-game chats, phone or e-mail 24 hours a day, seven days a week. In addition, we have a Website for game players to submit feedback and a physical service center in Beijing, which is open to walk-in game players during normal business hours. We currently have over 150 dedicated customer service representatives, many of whom are MMORPG enthusiasts with a deep understanding of game players. We have dedicated supervisors to monitor our calls to ensure quality service.

Feedback collected by our customer service team is important to the integration of our product development and game operations teams. The information collected by our customer service team forms the basis of our feedback database, which helps us design changes, upgrades and expansion packs for our games.

Licensing

Games Licensed from Third Parties

We licensed rights to operate and further develop each of BO, ZHYX, DHSH, IF and LAW from their respective developers, with exclusive rights to operate such games in China.

We licensed BO from a Beijing-based game studio in 2003. Under our existing licensing arrangement, we have the exclusive right to operate and further develop BO in China. We paid a one-time license fee in 2004 and we paid royalties until June 30, 2008 based on the revenues from the game. We are not required to pay any royalties starting from July 1, 2008. In 2007, we obtained the rights to the source codes of BO, and we own all enhancements and developments we make to BO. BH2 was developed based on BO.

We licensed ZHYX from Chinese Gamer International Corporation, a leading game developer in Taiwan, in September 2009. Pursuant to the licensing arrangement, we have an exclusive right to operate ZHYX in China. We paid a one-time licensing fee and we will pay royalties based on the revenues from the game.

We licensed DHSH from a local independent studio in September 2009. Under the licensing arrangement, we have an exclusive right to operate DHSH in China. We paid a one-time licensing fee and we will pay royalties based on the revenues from the game.

We licensed IF from an independent studio in July 2008. Under the licensing arrangement, we have an exclusive and perpetual right to operate IF in China, an exclusive right to license the game overseas and a right of first refusal for new games developed by the same developer for the term of the license. In addition, we have rights to sell ancillary products of the game. The licensor has agreed to transfer the source codes of the game to us by the end of open beta testing, which will allow us to develop enhancements in-house. We paid a one-time licensing fee and we will pay royalties based on the revenues from the game.

We licensed LAW from a local independent studio in December 2007. Under the licensing arrangement, we have an exclusive and perpetual right to operate LAW in China. We also have a right of first refusal for new games developed by the same developer for the term of the license. Two years after we launch the game, the licensor will transfer to us the source codes of the game, which will enable us to develop enhancements to LAW in-house. We paid a one-time licensing fee and we will pay royalties based on the revenues from the game.

Rights from Third Party Book Author

Under the existing license agreements with Louis Cha, the author of the novels “Tian Long Ba Bu” and “Duke of Mount Deer,” we have the exclusive right in China to adapt these two novels into online games and to operate such games, including the right to use the title of the novels and the name of the characters. We also have the non-exclusive license to operate, and the non-exclusive right to license the right to operate, the games adapted from these novels outside of China. If we wish to continue to operate and license these games after the expiration of the terms of these license agreements, we will need to renew these license agreements.

Overseas Licensing of Our Games

We licensed the rights to operate TLBB in overseas markets, including Taiwan, Hong Kong, Vietnam, Malaysia and Singapore. Under our licensing arrangements with the overseas operators, the licensee operators pay us an upfront license fee and we have revenue sharing rights over the duration of the license. The licenses are typically for a term of two to three years. We provide updates and expansion packs to the licensed games, typically after we launch such updates and expansion packs in China. The licensees are responsible for all other operating services and costs, including costs related to customer service and leasing and maintenance of servers. We licensed TLBB to an operator in Vietnam, and launched the game there in August 2007, and we licensed TLBB to an operator in each of Taiwan and Hong Kong, and launched the game there in April 2008. We also licensed TLBB to an operator in Malaysia and Singapore, and launched the game there in April 2009.

Wireless and Others Businesses

Wireless and other businesses mainly consist of wireless valued added services. For these services, we operate as a service provider to China’s leading mobile network operators, offering a wide range of wireless products focused on entertainment, information and communications. These products are available to end users via a broad choice of technologies, such as short messaging services (“SMS”), Ring Back Tone (“RBT”), Wireless Application Protocol (“WAP”), multi-media messaging services (“MMS”) and interactive voice response (“IVR”). We provide wireless services mainly pursuant to our cooperation arrangements with all of the three Chinese mobile network operators and their provincial subsidiaries. We will continue to build out our wireless capabilities to provide opportunities for our users to capitalize on improved 3G technologies as the service increases its penetration within China, rather than focusing on revenue expansion of our wireless business.

COMPETITION

The Internet and Internet-related markets in China are relatively new and rapidly evolving. There are many companies in the domestic and international markets that distribute online content, online games, and value-added telecommunications services targeting Chinese users. We now are facing more intense competition from both domestic and international competitors for providing content and services over the Internet, including brand advertising, content, community tools, search engines, Web directories, online games and wireless services.

Advertising Business

In the PRC Internet space, competition is intense and is expected to increase significantly in the future. We compete with our peers and competitors in China primarily on the following basis:

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of Websites and content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	pricing.

Over time, our competitors may gradually build certain competitive advantages over us in terms of:

•	greater brand recognition among Internet users and clients;

•	better products and services;

•	larger user and customer bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

There are a number of existing or new PRC Internet companies, including those controlled or sponsored by private and PRC government entities. As an Internet portal, we compete with these portals, including but not limited to Sina, Tencent and NetEase, and vertical sites, such as You Ku, Tu Dou, Ku6, PC Online, SouFun and CRIC. Our search engine faces intense competition from other search engines, such as Baidu, Google, Yahoo! China and SoSo. Moreover, we are competing with other technology-driven companies on developing and promoting client-end software. For example, we developed and launched Sogou Pinyin Input method in 2006 and it has been well received by users. However, many companies, such as Google, Tencent and 360, have presented their own methods of pinyin input and competed with us.

In addition, we compete with operators of global leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and AOL, which are currently offering, and could expand their online products and services targeting China. These sites and companies compete with us for visitor traffic, advertising dollars, Internet services, wireless services and potential partners.

We also compete with traditional forms of media—such as newspapers, magazines, radio and television—for advertisers, advertising revenues and content. Some of these traditional media, such as CCTV.com and XinHuaNet, have extended their businesses into the Internet market. Accordingly, we will face more intense competition with traditional media companies in both their traditional media, and in the Internet-related markets.

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

Online Game Business

For our online game business, we compete principally with the following three groups of competitors in China:

•

online game developers and operators in China, including Tencent Holdings Limited, Shanda Games Limited, NetEase.com, Inc., Perfect World Co., Ltd., Giant Interactive Group Inc., NetDragon Websoft Inc., Kingsoft Corporation Limited and The9 Limited;

•	other private companies in China devoted to game development or operation, many of which are backed by venture capital; and

•	international competitors.

Our MMORPGs currently compete with, among others, the following MMORPGs in China:

•	Fantasy Westward Journey, developed and operated by NetEase.com, Inc.;

•	World of Warcraft, developed by Blizzard Entertainment and operated by NetEase.com, Inc. in China;

•	Asktao, developed and operated by Beijing Guangyu Huaxia Technology Limited

•	Dungeon and Fighter, developed and operated by Tencent Holdings Limited;

•	Eudemons Online, developed and operated by NetDragon Websoft Inc.; and

•	Zhu Xian and Battle of the Immortals, developed and operated by Perfect World Co., Ltd.

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

Regulatory Authorities

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered extensively by a number of existing laws and regulations issued by various PRC governmental authorities, including:

•	the Ministry of Industry and Information Technology (or MIIT, formerly the Ministry of Information Industry);

•	the Ministry of Culture (or MOC);

•	the Ministry of Public Security;

•	the State Administration of Industry and Commerce (or State AIC);

•	the General Administration for Press and Publication (or GAPP formerly the State Press and Publications Administration, or SPPA);

•	the State Administration for Radio, Film and Television (or SARFT);

•	the State Council Information Office (or SCIO); and

•	the State Administration of Foreign Exchange, or SAFE.

Our PRC Corporate Structure

We have the following subsidiaries in China (collectively the “China-based subsidiaries”, or the “PRC subsidiaries”):

The following are the subsidiaries engaged in the business segments other than online game:

For Advertising Business

Brand Advertising Business

•	Sohu Software, established in 2003 by Sohu Hong Kong;

•	Sohu Media, established in 2006 by Sohu Hong Kong; and

•	New Software, established in 2008 by Sohu Era.

Sponsored Search Business

•	Go2Map Software, acquired in 2005 as a result of the acquisition of Go2Map Inc; and

•	Sogou Technology, established in 2006 by Sogou BVI.

For Wireless and Others Businesses

•	Sohu Era, established in 2003 by Sohu Hong Kong; and

•	Beijing Fire Fox, established in 2005 and currently wholly-owned by Sohu Era.

The following is the subsidiary engaged in the online game business segment. This subsidiary is indirectly controlled by Changyou, which is Sohu.com Inc.’s independently-listed majority-owned subsidiary:

•	AmazGame, established in 2007 by Changyou HK.

The above China-based subsidiaries are structured to engage in the development of Internet technologies, online game and related software. Sohu Era, Sohu Software, Go2Map Software, Sogou Technology, Sohu Media and AmazGame are wholly foreign-owned enterprises (“WFOEs”), while New Software and Beijing Fire Fox are companies invested by a WFOE. Under current PRC laws, the establishment of WFOE must be approved by the relevant local branch of the Ministry of Commerce. Moreover, all of the China-based subsidiaries may commence operations only upon the issuance of a business license by the relevant local branch of the State AIC, such as the Beijing AIC, and all of our China-based entities have been issued business licenses by Beijing AIC. Sohu Era, Sohu Media, Sogou Technology and AmazGame, have obtained a New Technology Enterprise Qualification Certificate issued by Beijing Science and Technology Commission.

In the opinion of TransAsia Lawyers, the above China-based subsidiaries have presently satisfied the business licenses and/or the New Technology Enterprise Qualification Certificates of the aforementioned requirements.

As mentioned above, the telecommunications value-added services business is an area in which foreign investment is restricted. Thus, we have established the following VIEs in China through contractual arrangements with our subsidiaries to perform certain value-added telecommunications services.

The following are the VIEs engaged in the business segments other than online game:

For Advertising Business

Brand Advertising Business

•

Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), a PRC company established in 2002, which is owned by two of our employees. Hengda provides Internet-related services in China. The company’s name of Hengda was changed to Sohu Entertainment as of June 9, 2006; and

•

Feng Yang Tian Lang, a PRC company that we established in December 2005. High Century and Sohu Internet each holds 50% of the equity interests in Feng Yang Tian Lang, which engages in the online advertising business.

Sponsored Search Business

•

Tu Xing Tian Xia, a PRC company we acquired in 2005. High Century and Sohu Internet own 56.1% and 43.9% interests in Tu Xing Tian Xia, respectively. Tu Xing Tian Xia provides online mapping service in China; and

•	Sogou Information, a PRC company that we established in December 2005. Sogou Information is owned by two of our employees and provides Internet-related services in China.

For Wireless and Others Businesses

•	Sohu Internet, a PRC company established in 2003, that is 75% owned by High Century and 25% owned by Sohu Entertainment. Sohu Internet provides Internet-related services in China;

•	GoodFeel, a PRC company we acquired in 2004. GoodFeel is owned by two of our employees and has entered into a series of agreements to provide wireless services in China;

•

High Century, a PRC company established in 2001, and 80% owned by Dr. Zhang, our founder, Chairman and Chief Executive Officer, and 20% owned by one of our employees. High Century operates as an investment management and consulting company in China;

•

21 East Beijing, a PRC company engaging in entertainment business in China. We acquired 70% interests in 21 East Beijing through High Century in October 2006. The remaining 30% interests in 21 East Beijing is owned by one of our employees; and

•	New 21 East, a PRC company that we established in December 2007 that engages in entertainment business in China. New 21 East is 70% owned by High Century and 30% owned by one of our employees.

The following is the VIE engaged in the online game business segment. This VIE is indirectly controlled by Changyou, which is Sohu.com Inc.’s independently-listed majority-owned subsidiary:

•	Gamease, a PRC company that we established in August 2007. Gamease is owned by two of our employees and provides online game services in China.

Sohu has extended interest-free loans to the individual shareholders of the VIEs to fund their capital investment in the VIEs. We have also entered into a series of agreements with the individual shareholders to transfer their shares in the VIEs to us when required to do so. All of our VIEs presently have valid business licenses issued by the relevant local branch of the State AIC. Sogou Information and Sohu Internet have obtained a New Technology Enterprise Qualification Certificate issued by Beijing Science and Technology Commission.

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

In the opinion of TransAsia Lawyers, the ownership structures of our PRC subsidiaries and VIEs comply with all existing laws, rules and regulations of the PRC and each of the eighteen companies as described herein has the full legal right, power and authority, and has been duly approved to carry on and engage in the business as described in its business license.

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

On September 10, 2008, the PRC State Council issued the Amended Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (or Amended FITE Regulations), as Decree No. 534, which came into effect on the same day. Among other things, the minimum registered capital for a FITE offering basic telecommunications services has been reduced by 50%: from RMB2 billion to RMB1 billion for those operating nationwide or trans-provincial services and from RMB200 million to RMB100 million for intra-provincial operators. There has been no change in the capitalization requirements for value-added telecoms service operators. The restriction on the equity ratio of the foreign party in a FITE remains a maximum of 50%.

In view of the restrictions on foreign direct investment in the telecommunications sector, we established several domestic Variable Interest Entities (or VIEs), to engage in value-added telecommunications services. For a detailed discussion of our VIEs, please refer to below “Our PRC Corporate Structure”. In view of the FITE Regulations and Sino-Foreign Equity Joint Venture Law, we may consider establishing a foreign-invested telecom entity at an appropriate time.

On March 1, 2009, the MIIT promulgated the Measures on the Administration of Telecommunications Business Operating Permits (or the Telecom License Measures) to supplement the Telecom Regulations and replace the previous Administrative Measures for Telecommunications Business Operating Licenses (or 2001 Telecom Operating Measures). The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China (including FITEs), namely, licenses for basic telecommunications services and licenses for value-added telecommunications services. With respect to the latter, a distinction is made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities of the enterprise to which it was granted. An approved telecommunication services operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded on its Telecommunications Services Operating License. Compared to the 2001 Telecom Operating Measure, the Telecom License Measures lowered the capital requirement for intra-provincial basic telecom services operators from RMB200 million to RMB100 million and for inter-provincial basic telecom services operators from RMB2 billion to RMB1 billion.

On August 19, 2009 and January 21, 2008, the MIIT issued to Sohu Internet and GoodFeel, respectively, a renewed Value-Added Telecommunications Services Operating License each of which authorized the provision of value-added telecommunication services nationwide. Both of these licenses have a valid term of five years and are subject to annual inspections. In addition to the Value-Added Telecommunications Services Operating License, we require various other licenses and permits so as to provide Internet-related services in China. For a detailed discussion, please refer below to “Classified Regulations”.

Classified Regulations

Laws and Regulations Related to Content Provision

Internet Information Services

On September 25, 2000, the State Council approved the Measures for the Administration of Internet Information Services (or the “ICP Measures”). Under the ICP Measures, any entity that provides information to online users on the Internet is obliged to obtain an operating license from the MIIT or its local branch at the provincial or municipal level in accordance with the Telecom Regulations described above.

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

On June 12, 2009, the Beijing Telecom Administration (or BTA) issued to Sohu Internet a renewed Telecommunications and Information Services Operating License (or ICP license). On November 24, 2008, the BTA issued to Sogou Information a renewed ICP license. On May 9, 2008, the BTA issued to Gamease an ICP license. All of these ICP licenses have a term of five years and are subject to annual inspections.

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

•	if the applicant is an enterprise legal person, its registered capital must not be less than RMB10,000,000; and

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

Internet Medical, Health and Pharmaceuticals Information Dissemination

On May 1, 2009, the Ministry of Health (or MOH) issued the Measures for the Administration of Internet Medical and Healthcare Information Services which replaced the previous Measures for the Administration of Internet Medical and Health Information Services issued by the MOH on January 8, 2001. These measures stipulate that the MOH is responsible for reviewing the qualifications of Websites and approving their publication of health-related information. Additionally, in accordance with the Measures for the Administration of Internet Pharmaceuticals Information Services, issued by the State Food and Drug Administration (or SFDA), on July 8, 2004, the formal approval of the SFDA or one of its local branches is required before a Website may disseminate information concerning pharmaceuticals.

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

On December 11, 2009, Sohu Internet received the renewed SFDA approval. In addition, Sohu Internet obtained the aforementioned approvals from the MOH and completed the registration process with the MOH on November 17, 2005.

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

On March 30, 2009, the SARFT released its Notice on Strengthening the Administration of Online Audiovisual Content. This notice requires that only those films or TV programs that have already obtained from the SARFT a Film Public Screening Permit, TV Drama Distribution Permit, TV Animation Distribution Permit, or TV Documentary Film Screening Permit could be allowed to be transmitted via audiovisual Websites. These permits are already mandatory for all films and programs shown on TV and in cinemas in China and shall be obtained before such film or TV or program is allowed to be released. The approval applications for the abovementioned Film Public Screening Permit, Television Drama Distribution Permit, Television Animation Distribution Permit or Television Documentary Film Screening Permit are extremely difficult and time-consuming. However, the SARFT currently does not enforce requirement for these permits very strictly. Most foreign audiovisual programs transmitted via Internet in China therefore do not have such permits. That being said, the SARFT’s current approach does not necessarily mean that it will forego enforcing this provision in the future. Moreover, audiovisual Websites are obligated to enhance their copyright protection systems, and to take appropriate measures to protect the legitimate rights and interests of copyright holders. Operators of such sites must hold, or be licensed with, the copyright to all content they transmit.

Internet Publishing

The Rules for the Administration of the Publications Market, issued by the GAPP on July 16, 2003, define the online distribution of publications as the offering of online subscriptions for, and the purchase, storage, shipment, and sale of, publications over the Internet. In addition, the Provisional Rules for the Administration for Internet Publishing (or Internet Publishing Rules) jointly issued by the GAPP and MIIT on June 27, 2002, define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works primarily include content or articles formally published publicly in other press such as: (a) books, newspapers, periodicals, audio-visual products and electronic publications and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited. Under the Internet Publishing Rules, Web portals such as ours are required to apply to and register with the GAPP before distributing Internet publications.

In this regard, Sohu Internet obtained a renewed approval from the Beijing News and Publications Bureau (the local arm of the GAPP) on April 1, 2009 to distribute Internet publications.

Online Cultural Products

The Online Culture Regulations apply to entities engaging in activities related to “online cultural products”, including music and video files, network games, animation features and audiovisual products, performed plays and artwork converted for dissemination via the Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

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

On September 3, 2009, the MOC issued its Notice on Strengthening and Improving the Content Censorship of Online Music Content (or the MOC Notice). The MOC Notice provides that direct links to online music shall be defined as engaging in online music business and therefore the Online Culture Operating Permit is required for providing such search services. In addition, the MOC Notice also requires any domestic music products shall be filed for record with the MOC within 30 days after being made available online. For imported music products, they shall be approved by the MOC before being made available online.

In September 2003 and December 2007, the MOC issued an Online Culture Operating Permit to Sohu Internet and Gamease, respectively, authorizing us to provide online game services. This permit is subject to annual inspection. Sogou Information filed an application for an Online Culture Operating Permit with the MOC in September 2009.

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

According to the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them to update regularly with the local public security bureau regarding information security and censorship systems for their Websites. In this regard, on October 1, 2004, the Administrative Rules on the Filing of Commercial Websites were promulgated by the Beijing AIC to replace the previous Detailed Implementing Rules for the Measures for the Administration of Commercial Website Filings for the Record, promulgated on September 1, 2000, by the Beijing AIC. The Administrative Rules on the Filing of Commercial Websites state that Websites must comply with the following requirements:

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

Regulation of Internet Content and Anti-Pornography

The PRC government has promulgated measures relating to Internet content through a number of government authorities, including the MIIT, MOC, GAAP and the Ministry of Public Security. These measures specifically prohibit certain Internet activities, including the operation of online games that result in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its Websites.

In addition, the PRC government has issued several regulations concerning the installation of filter software to filter out unhealthy and vulgar content from the Internet. In April 1, 2009, the Ministry of Education, the MIIT and other ministries and agencies promulgated a notice requiring that, by the end of May 2009, all computer terminals connected with the Internet at all elementary and secondary schools be able to include and operate the Green Dam-Youth Escort, software aimed at filtering out unhealthy and vulgar content in text and graphics from the Internet, which, according to the official Website of the software, may be used to control the time on Internet, prohibit access to computer games, and filtering out unhealthy Websites. The MIIT further expanded the scope of usage of this filter software by issuing a notice on May 19, 2009 requiring that, effective as of July 1, 2009, all computers manufactured and sold in China have the latest available version of Green Dam-Youth Escort preinstalled when they leave the factories and all imported computers shall have the latest available version of Green Dam-Youth Escort preinstalled before being sold in China. The Green-Dam Youth Escort is to be preinstalled on the hard drive of the computer or in the form of a CD accompanying the computer and is also to be included in the backup partition and system restore CD. However, on June 30, 2009, MIIT postponed the implementation of this requirement regarding pre-installation of Green Dam-Youth Escort.

The Chinese government also has stringent regulations on online pornographic information and has launched several crackdowns on Internet pornography in 2009. On December 4, 2009, the MIIT and other 3 government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (or the Anti-Pornography Notice) to further crackdown on online pornography. Pursuant to this Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. During the Anti-Pornography campaign, many Websites (including mobile Websites) that contained pornography information were closed down. In addition, mobile network operators such as China Mobile Communication Corporation (or CMCC), have announced a temporary of billing of WAP services, as an effort to fight against Websites providing pornographic content.

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

Laws and Regulations Related to Online Advertisings Services

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

We established Sohu Media in 2006, whose business scope has included the provision of advertising services on their business licenses.

Laws and Regulations Related to Online Games

Pursuant to the Internet Publishing Rules, the GAPP requires every entity wishing to operate online games to hold an Online Publishing Permit, which specifically authorizes the publishing of games on the Internet.

On February 21, 2008, the GAPP issued the Rules for the Administration of Electronic Publications (“Electronic Publication Rules”), which took effect as of April 15, 2008. The Electronic Publication Rules outline a licensing system for business operations involving electronic publications, which are currently interpreted by the GAPP to include online games. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of, and register the copyright license contract with the GAPP.

On September 28, 2009, the GAPP together with National Administration of Copyright (“NAC”) and Office of the National Campaign on Anti-pornography and Anti-delinquency jointly issued Notice on Further Strengthening Pre-examination and Pre-approval of Online Game and Administration of Imported Online Game Approval (the “GAPP Notice”). According to the GAPP Notice, GAPP is the only authority responsible for pre-examination and pre-approval of online game, and all the online game operators shall obtain Internet Publishing License to provide online game services.

Sohu Internet was issued an Internet Publishing License by GAPP on April 28, 2007. Gamease is in the process of applying for an Internet Publishing License with GAPP.

Online Game Content

On May 14, 2004, the MOC issued the Notice Regarding the Strengthening of Online Game Censorship. This notice mandates the establishment of a new committee under the MOC that will screen the content of imported online games. In addition, all imported and domestic online games are required to be filed with the MOC. We have submitted the relevant filing documents to the MOC for the filing of all the games in operation.

On July 12, 2005, the MOC and the MIIT promulgated the Opinions on the Development and Administration of Online Game reflecting the PRC government’s intent to foster and control the development of the online game industry in China. In addition, the MOC will censor online games that “threaten state security,” “disturb the social order,” or contain “obscenity” or “violence.”

On November 13, 2009, the MOC issued its Notice Regarding Improving and Strengthening the Administration of Online Game Content (or the Online Game Content Notice). This notice calls for online game operators to improve and innovate their game models. Emphasis is placed specifically on the following: (1) mitigating the pre-dominance of the “upgrade by monster fighting” model, (2) imposing more severe restraints on the “player kill” model (i.e., where one player’s character attempts to kill another player’s character), (3) restricting in-game marriages among game players, and (4) improving the enforcement of the legal requirements for the registration of minors and game time-limits.

The Online Game Content Notice also requires online game operators to set up committees to carry out the self-censorship of game content. The person responsible for such self-censorship must receive training from the MOC or its local department/counterpart. The MOC also intends to introduce a training and evaluation system for the persons in charge of research and development and operations at online game companies. This system is expected to be launched in two years’ time.

According to the Online Game Content Notice, the MOC intends to formulate technical standards and norms for game development, in order to provide technological support for original domestic games. The development and operation of “thoughtful and educational” online games is also to be encouraged.

The MOC is planning to expedite the establishment of an online game industry association, to play a role in the self-regulation system.

Online Games Publishing and Cultural Products

On December 30, 1997, GAPP issued the Rules for the Administration of Electronic Publications, or Electronic Publication Rules, which took effect on January 1, 1998. These rules were replaced by new Electronic Publication Rules promulgated on February 21, 2008, which took effect on April 15, 2008. The Electronic Publication Rules regulate the production, publishing and importation of electronic publication in the PRC and outline a licensing system for business operations involving electronic publishing. Under the Electronic Publication Rules and other regulations issued by GAPP, online games are classified as a kind of electronic production and publishing of online games is required to be done by licensed electronic publishing entities with standard publication codes. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of, and register the copyright license contract with, GAPP. The online games we currently offer are published by third parties who hold electronic publishing licenses. The term of our agreements with the publishers in connection with the publication of our online games, namely, TLBB, BO and BH2, will expire on December 5, 2010, December 20, 2010 and February 22, 2012, respectively. Our existing online games in operation have been filed with GAPP as electronic publications.

GAPP and the MIIT jointly promulgated the Tentative Measures for Internet Publication Administration, or Internet Publication Measures, on June 27, 2002, which took effect on August 1, 2002 and imposed a license requirement for any company that intends to engage in Internet publishing, defined as any act by an Internet information service provider to select, edit and process content or programs and to make such content or programs publicly available on the Internet. Since the provision of online games is deemed an Internet publication activity, an online game operator needs to obtain an Internet publishing license in order to directly make its online games publicly available in the PRC. We are in the process of applying for such license with GAPP.

On May 10, 2003, the MOC issued the Provisional Regulations for the Administration of Online Culture, which took effect on July 1, 2003, as amended on July 1, 2004 (or the Online Culture Regulations). This regulation applies to entities engaging in activities related to “online cultural products,” including music and video files, network games, animation features and audiovisual products, performed plays and artwork converted for dissemination via the Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

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

In January 2008, the MOC issued an Online Culture Operating Permit to Gamease, authorizing Gamease to operate online games. In addition, according to the Online Culture Regulations, domestically developed online games are required to be filed with the MOC within 60 days after release in the PRC. Accordingly, we have filed with MOC application to register our in-house developed online game, TLBB.

On July 1, 2009, GAPP issued the Notice on Strengthening the Approval and Administration of Imported Online Games, which took effect on the same date of promulgation. Pursuant to this notice, GAPP is the only competent approval authority authorized by the State Council for imported online games authorized by offshore copyright owners. Any enterprise which engages in online game publication and operation service within China must obtain the examination and approval of GAPP and relevant Internet publication service license. Moreover, the activities which involve the showing, exhibiting, trading and promoting of offshore online game production held in China shall also obtain the examination and approval of GAPP according to this notice.

On September 7, 2009, the State Commission Office for Public Sector Reform has issued the Notice on Interpretation of the State Commission Office for Public Sector Reform on Several Provisions relating to Animation, Online Game and Comprehensive Law Enforcement in Culture Market in the ‘Three Provisions’ jointly promulgated by MOC, SARFT and GAPP, which took effect on the same date of promulgation. According to this notice, GAPP shall be responsible for the examination and approval of the online games to be uploaded on the Internet, and after the upload on the Internet, the online games shall be completely administrated by MOC. The notice further clarifies that GAPP shall be responsible for the examination and approval of the game publications which are authorized by offshore copyright owners to be uploaded on the Internet, and the other imported online games shall be examined and approved by MOC.

On September 28, 2009, GAPP, National Copyright Administration, and National Office of Combating Pornography and Illegal Publications jointly published the Further Strengthening of the Administration of Pre-examination and Approval of Online Games and the Examination and Approval of Imported Online Games which took effect on the same date of promulgation. This notice restates that foreign investors are not permitted to invest in online game operating businesses in China via wholly-owned, equity joint venture or cooperative joint venture investments and expressly prohibits foreign investors from gaining control over or participating in domestic online game operators through establishing other joint venture companies, or contractual or technical arrangements. According to this notice, where new versions, expansion packs or new content shall be updated for online games which have been approved by GAPP, the operation entity shall undertake the same procedures for the examination and approval by GAPP of such new versions, expansion packs or new content.

On November 13, 2009, MOC issued the Circular on Improving and Strengthening the Administration of Content in Online Games. This circular emphasizes that a correct culture value tendency shall be maintained to enhance the culture implication in online games, and modes of the games which mainly comprise of upgrading by killing the beasts, the PK system and marriage system in the game shall be further restricted, as well as to protect minor game players by guiding them in registration and limiting their gaming time through technical measures.

Software Products Registration

On October 27, 2000, the MIIT issued the Measures Concerning Software Products Administration, or Software Measures, to regulate software products and promote the development of the software industry in the PRC. These Software Measures have been amended and replaced by the new Software Measures issued by the MIIT on March 1, 2009 effective as of April 10, 2009. Pursuant to the new Software Measures, software developers or producers are allowed to sell or license their software products independently or through agents. Software products developed in the PRC can be registered with the local provincial government authorities in charge of the information industry and filed with the MIIT. Upon registration, the software products shall be granted registration certificates. Each registration certificate is valid for five years and may be renewed upon expiration. Software products developed in the PRC which satisfy the requirements of the Software Measures and have been registered and filed in accordance with the Software Measures may enjoy preferential treatments under relevant policy of the State Council. The MIIT and other relevant departments may supervise and inspect the development, production, sale and import and export of software products in the PRC. We have registered all software products which we currently operate.

Import and Export of Online Games

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

The Online Culture Regulations also require that imported online games be subject to a content review and approval by the MOC. On May 14, 2004, the MOC issued the Notice Regarding the Strengthening of Online Game Censorship (or the Online Game Notice). This notice mandates the establishment of a new committee named “Committee for the Censorship of the Content of Imported Game Products” under the MOC, which will be responsible for the censorship of politically sensitive content in imported online games. The committee will also be responsible for censorship of games that “threaten national security”, “disturb social order”, “distort historical facts” or “infringe on third party intellectual property rights”.

On April 24, 2009, the MOC issued the Public Announcement on Regulating Applications for the Examination of the Content of Imported Online Games (or the Announcement). The Announcement emphasizes that enterprises operating imported online games must apply for the content of those games to be examined by the MOC in accordance with the Online Game Notice. The version of an imported online game which is filed for examination must be the same as that which is ultimately operated or publicly tested.

In addition to the industry regulation on import of online games, China imposes controls on the import and export of online game as technology. On December 10, 2001, the State Council promulgated Regulations on Administration of Import and Export of Technologies. The term “technology import and export” is broadly defined in the regulations to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by, or registration with, the relevant PRC governmental authorities. We have entered into license agreements with third parties outside of China to license our games, which constitute the export of technology under the regulations. As a result, such licenses are required to be registered with applicable PRC governmental authorities. Gamease is currently in process of registering the export of certain of its technologies and its license agreements with the relevant PRC governmental authorities.

Anti-Fatigue System and Real-name Registration System

On April 15, 2007, the MIIT, the GAPP, the Ministry of Education and five other government authorities, jointly issued the Notice on the Implementation of Online Game Anti-Fatigue System to Protect the Physical and Psychological Health of Minors (or the Anti-Fatigue Notice). Pursuant to the Anti-Fatigue Notice, online game operators are required to install an “anti-fatigue system” that discourages game players from playing games for more than five hours per day. Under the anti-fatigue system, three hours or less of continuous play by minors is considered to be “healthy,” three to five hours to be “fatiguing,” and five hours or more to be “unhealthy.” Game operators are required to reduce the value of in-game benefits to a game player by half if the game player has reached “fatiguing” level, and to zero in the case of “unhealthy” level.

To identify whether a game player is a minor and thus subject to the anti-fatigue system, a real-name registration system is also adopted, which requires online game players to register their real identity information before they play online games and requires us to submit the identity information of game players to the public security authority for verification. We have developed our own anti-fatigue system and real-name registration system for our games, and have implemented them since 2007. Under our system, game players must use real identification in order to create accounts, and in this way, we are able to tell which of our game players are minors and thus subject to these regulations. For game players who do not register, we assume that they are minors. In order to comply with the anti-fatigue rules, game players under 18 years of age only receive half of the experience time they actually earn after three hours of play. And, after five hours of play, minors receive no experience points. We use this system to dis-incentivize minors from playing in excess of five hours at a time.

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

On June 4, 2009 the MOC and the Ministry of Commerce jointly issued the Notice on the Strengthening of Administration on Online Game Virtual Currency (or the Virtual Currency Notice). Virtual Currency is broadly defined in the Notice as follows: A type of virtual exchange instrument issued by Internet game operation enterprises, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by the Internet game operation enterprises in electronic record format and represented by specific numeric units. Virtual currency is used to exchange Internet game services provided by the issuing enterprise for a designated extent and time, and is represented by several forms, such as prepaid game cards, prepaid amounts or Internet game points, and does not include game props obtained from playing online games. Notably, game props (i.e., virtual items or equipment used in a particular game), are explicitly excluded from the above definition. The Virtual Currency Notice specifically states that game props should not be confused with virtual currency and that the MOC, jointly with other authorities, will issue separate rules to govern them.

On July 20, 2009, MOC promulgated the Filing Guidelines on Online Game Virtual Currency Issuing Enterprise and Online Game Virtual Currency Trading Enterprise, which specifically defines the meanings of “issuing enterprise” and “trading enterprise” and stipulates that the both business may not be operated by the same enterprise.

Privacy Protection

Chinese law does not prohibit Internet content providers from collecting and analyzing personal information from their users. We require our users to accept a user agreement whereby they agree to provide certain personal information to us. Chinese law prohibits Internet content providers from disclosing to any third parties any information transmitted by users through their networks unless otherwise permitted by law. If an Internet content provider violates these regulations, the MIIT or its local bureaus may impose penalties and the Internet content provider may be liable for damages caused to its users.

Internet Café

Pursuant to the Internet Cafés Notice, Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and register the same with the State AIC. The Internet Cafés Notice also provides restrictions with respect to Internet cafés’ location, size, number of computers, business hours and the ages of their customers. For instance, Internet cafés are prohibited from operating during the hours between 12 a.m. and 8 a.m. Although we do not operate any Internet cafés, the restrictive regulations on the operation of Internet cafés may negatively affect our business operations, because many of our MMORPG users access the games through computers at Internet cafés. On February 15, 2007, the MOC and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games, or the Internet Cafés Notice, which suspended nationwide the approval for the establishment of new Internet cafés in 2007 and imposed tougher penalties for Internet cafés admitting minors. In 2008 and 2009, the MOC, SAIC and other relevant government authorities, individually or jointly, have issued several notices which provide various ways to strengthen the regulation of Internet cafés, including investigating and punishing the Internet cafés which accept minors, cracking down on Internet cafés without sufficient and valid licenses, limiting the total number of Internet cafés, screening unlawful games and Websites, and improving the coordination of regulation over Internet cafés and online games.

Laws and Regulations Related to Wireless Services

Sohu Internet and GoodFeel’s business activities include the provision of online services related to wireless services, including SMS, RBT, WAP, MMS and IVR.

On April 25, 2004, the MIIT issued a notice stating that mobile network operators can only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MIIT before conducting operations, and that such carriers must terminate mobile network access for those providers who have not secured the required licenses within a thirty-day grace period. On the basis of the notice, CMCC has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of CMCC on April 12, 2004.

Sohu Internet and GoodFeel were granted renewed licenses to provide trans-regional value-added telecommunication services on August 19, 2009 and January 21, 2008, respectively.

Laws and Regulations Related to Consumer Protection and E-mail Services

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

Laws and Regulations Related to Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, as amended in August 2008. Under the Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. On August 29, 2008, SAFE promulgated a notice, Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. The notice requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer the net proceeds from Changyou’s initial public offering to Gamease through our subsidiary in the PRC, which may adversely affect the business expansion of Gamease, and we may not be able to convert the net proceeds into RMB to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

The dividends paid by the subsidiary to its overseas shareholder are deemed income of the shareholder and are taxable in China. Pursuant to the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), foreign-invested enterprises in China may purchase or remit foreign currency, subject to a cap approved by the SAFE, for settlement of current account transactions without the approval of the SAFE. Foreign currency transactions under the capital account are still subject to limitations and require approvals from, or registration with, the SAFE and other relevant PRC governmental authorities.

Dividend Distribution. The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Furthermore, effective from January 1, 2008, according to the Corporate Income Tax Law, the maximum tax rate for the withholding tax imposed on dividends payment from PRC foreign invested companies to their overseas investors that are not regarded as “resident” for tax purpose is 20%. The rate has been reduced to 10% under the Implementing Regulations for the PRC Corporate Income Tax Law issued by the State Council. However, a lower withholding tax rate, which is 5%, might be applied if there is a tax treaty arrangement between China and the jurisdiction of the foreign holding companies, such as Hong Kong.

Circular 75. On October 21, 2005, the SAFE issued Circular 75, which became effective as of November 1, 2005. Under Circular 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.

Moreover, Circular 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. PRC residents who control our company from time to time are required to register with the SAFE in connection with their investments in us.

Stock Option Rule. On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules was issued by SAFE on January 5, 2007, both of which became effective on February 1, 2007. Under these regulations, all foreign exchange matters involved in the employee stock ownership plan, stock option plan and etc. participated by onshore individuals shall be transacted upon the approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to complete certain other procedures and transactional foreign exchange matters under the Stock Option Plan upon the examination by, and approval of, SAFE. We and our PRC employees who have been granted stock options or restricted share units, or issued restricted shares are subject to the Stock Option Rule. We and our employees, who are PRC citizens and have been granted stock options or restricted share units or issued restricted shares, are subject to the Stock Option Rule. We and our employees intend to make such application and complete all the requisite procedures in accordance with the Stock Option Rule. However, we cannot assure you that we can complete all the procedures in a timely manner. If the relevant PRC regulatory authority determines that our PRC employees who hold such options, restricted share units or restricted shares or their PRC employer fail to comply with these regulations after our initial public offering, such employees and their PRC employer may be subject to fines and other legal sanctions.

New M&A Regulations and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and the SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. This New M&A Rule, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, the China Securities Regulatory Commission, or CSRC, published on its official Website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process. The application of this new PRC regulation remains unclear, with no consensus currently existing among leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.

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

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (ii) Sohu.com (stylized), registered on August 1, 2000; and (iii) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “Sohu.com” issued by the China Trademark Office in October 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including the Sohu Fox logo, 17173.com, Focus.cn, GoodFeel, Sogou, Go2Map, TLBB, Changyou, DMD and their corresponding Chinese version marks. We succeeded in registering certain marks such as 17173, Focus.cn, GoodFeel, Go2Map and Sogou and TLBB in the PRC under certain classes, while the others are still under examination by the China Trademark Office. We also filed registration of trademarks relating to our subsidiary company name and our MMOPRGs in various countries and regions, such as United States, Europe, Malaysia, Turkey and Vietnam. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

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

We have also built what we believe is a reliable and secure network infrastructure that will fully support our online game operations. In order to maintain stable operations of our MMORPGs, as of December 31, 2009 we maintained approximately 2,600 servers located in Internet data centers in eight major cities in China, with the capacity to accommodate up to 1.7 million concurrent game players, and a sufficient amount of connectivity bandwidth to maintain such service. In order to enhance our game players’ experience and minimize the impact of cross-region connections, we have located our game servers in a number of regions throughout China, enabling our game players to play our games by connecting to the nearest servers located in their region without needing to exchange data across the national backbone network. We have technical support employees to maintain our current technology infrastructure and develop new software features to further enhance the functionality of our management and security system. We monitor the operation of our server network 24 hours a day, seven days a week. Our remote control system allows us to track our concurrent online users in real time, and discover and fix problems in the operation of hardware and software in our server network in a timely fashion. In addition, we frequently update our game servers to ensure the stability of our operation and reduce risks.

EMPLOYEES

As of December 31, 2009, we had 3,997 full-time and part-time employees, including 1,734 employees for our brand advertising business and 1,368 employees for our online game business. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

We have entered into standard employment agreements with our employees through our subsidiaries and variable interest entities. In addition, all of our full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A number of our employees hold share-based awards granted by Sohu.com Inc. and Changyou.com Limited, which provide additional financial incentives to them. These awards generally vest over a period of four years.

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

Changyou’s limited operating history makes evaluating our business and prospects difficult.

Changyou was incorporated on August 6, 2007 in the Cayman Islands as an indirect wholly-owned subsidiary of Sohu.com Inc. On December 1, 2007, Sohu transferred all of its MMORPG business to Changyou. Changyou launched three MMORPGs when Changyou was still a business unit of the Sohu Group, including Knight Online (“KO”) in June 2003, BO in October 2004 and TLBB in May 2007, of which KO and BO are licensed games. In September 2009, Changyou launched BH2, the sequel to BO. Changyou terminated the operation of KO in November 2006 when its license expired. Changyou developed TLBB in-house. TLBB generated a substantial majority of the Sohu Group’s online game revenues for the years ended December 31, 2007, 2008 and 2009. Changyou’s limited operating history may not provide a meaningful basis for you to evaluate its business and prospects. Furthermore, Changyou was a business unit within the Sohu Group prior to its reorganization and had no experience running its business as a separate, stand-alone company. Changyou’s business strategy has not been proven over time and we cannot be certain that it will be able to successfully expand its MMORPG business.

You should also consider additional risks and uncertainties that may be experienced by early stage companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to Changyou’s ability to:

•	develop or license new MMORPGs that are appealing to game players and meet Changyou’s expected timetable for launches of new games;

•	raise Changyou’s brand recognition and game player loyalty; and

•	successfully adapt to an evolving business model.

We may not be successful in addressing the risks listed above, which may materially and adversely affect our online game business prospects.

Changyou is not likely to sustain its recent growth rate.

Changyou’s revenues have grown significantly in a relatively short period of time, in particular after its launch of TLBB in May 2007. Primarily due to the commercial success of TLBB, Changyou’s revenues grew from $1.6 million for the three months ended March 31, 2007 before the launch of TLBB to $58.4 million for the three months ended December 31, 2008 and $70.7 million for the three months ended December 31, 2009, representing an increase of 35.5 times over seven quarters and 43.2 times over eleven quarters, and its net income grew from a net loss of $1.4 million for the three months ended March 31, 2007 to net income of $29.1 million for the three months ended December 31, 2008 and $38.9 million for the three months ended December 31, 2009. Changyou is not likely to sustain similar growth rate in revenues or net income in future periods due to a number of factors, including, among others, the greater difficulty of growing at sustained rates from a larger revenue base, the uncertain level of popularity of its future games, the potential need to expend greater amounts in order to develop or acquire new games, and the potential increases in its costs and expenses as a separate, stand-alone public company. For example, for the three months ended December 31, 2009, Changyou’s revenues grew 2.9% over the three months ended September 30, 2009, which was significantly lower than the revenue growth rate of the previous several quarters, as TLBB has entered into a more mature stage. Accordingly, you should not rely on the results of any prior period as an indication of Changyou’s future financial and operating performance.

We rely on a single MMORPG, TLBB, for a significant portion of our revenues and gross profit and a decrease in its popularity could have a material adverse effect on our operating results.

Our in-house developed MMORPG, TLBB, contributes a significant percentage of our total revenues and of our total gross profit. Accordingly, any decrease in TLBB’s popularity could materially and adversely affect our business. For the year ended December 31, 2009, revenues generated from TLBB accounted for approximately 94% of our online game revenues and 49% of our total revenues. Our gross profit from online game constituted approximately 64% of our total gross profit. We launched TLBB in May 2007, and we cannot guarantee how long TLBB will continue to sustain its current level of popularity. To prolong TLBB’s lifespan, we need to continually improve and update it on a timely basis with new features that appeal to existing game players and attract new game players, and to market these new features. Despite our efforts to improve TLBB, our game players may nevertheless lose interest in the game over time or may be attracted to other games, which are copied from TLBB. In view of our reliance on TLBB, our limited history developing and operating MMORPGs and the uncertainty of our ability to launch and commercialize new games in our pipeline, if we fail to improve and update TLBB on a timely basis, or if our competitors introduce more popular games catering to our game player base, our revenues and profitability could be materially and adversely affected.

Furthermore, if there were any interruptions in TLBB’s operation due to unexpected server interruptions, network failures or other factors, game players could be prevented or deterred from making purchases of virtual items, which could result in significant decreases in our online games revenues.

Rapid technological changes may increase our game development costs.

The online game industry is evolving rapidly, so we need to anticipate new technologies and evaluate their possible market acceptance. In addition, government authorities or industry organizations may adopt new standards that apply to game development. Any new technologies and new standards may require increases in expenditures for MMORPG development and operations, and we will need to adapt our business to cope with the changes and support these new services to be successful. If we fall behind in adopting new technologies or standards, our existing games may lose popularity, and our newly developed games may not be well received in the marketplace. As a result, our business prospects and results of operations could be materially and adversely affected.

We face intense competition which could reduce our market share and adversely affect our financial performance.

There are many companies that distribute online content and services targeting Chinese Internet users. We compete with distributors of content and services over the Internet, including content sites, Web directories, search engines, online games, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, online game players, potential partners and wireless services. The Internet market in China is relatively new and rapidly evolving. Competition is intense and expected to increase significantly in the future, because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet market, including Sina, Tencent, NetEase, You Ku, Tu Dou, Ku6, PC online, SouFun, CRIC, Baidu, Google, Yahoo! China, SoSo, Shanda Interactive Entertainment, Perfect World, Giant Interactive, The9, Netdragon, Kingsoft, Nineyou, Tom Online, KongZhong, Linktone and Hurray!. In addition, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities.

We compete with our peers and competitors in China primarily on the following basis:

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of Websites and content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	pricing.

Over time, our competitors may gradually build certain competitive advantages over us in terms of:

•	greater brand recognition among Internet users and clients;

•	better products and services;

•	larger user and customer bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves, or through mergers and acquisitions in order to enhance their ability to compete with us. For example, Shanda Interactive Entertainment’s online game subsidiary, Shanda Games, completed an initial public offering on NASDAQ in September 2009. The proceeds from the offering will provide Shanda Games with additional financial recourses that will enhance its competiveness. Moreover, China Real Estate Information Corporation, a joint venture established by Sina Corporation and E-House (China) Holdings Limited that provides a new path for Internet companies to cooperate with the real estate industry to gain competitive advantages, completed an initial public offering on NASDAQ in October 2009. It is also possible that new competitors may emerge and acquire significant market share. In addition, operators of leading Websites or Internet service providers, including Yahoo!, Microsoft/MSN and AOL, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations, such as telecommunication operators, in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market.

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

We may be adversely affected by the slowdown of the Chinese economy caused in part by the global crisis in the financial services and credit markets, and our brand advertising business in particular could be severely affected by such slowdown.

The Chinese economy has experienced a slowing growth rate and this slowing growth rate may continue for a while. A number of factors have contributed to this slowdown, including appreciation of the RMB, which adversely affected China’s exports, and tightened macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of the Chinese economy and controlling China’s high level of inflation. The slowdown has been exacerbated by the global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation of the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much of an impact it will have on the global economy in general or the Chinese economy in particular, and whether slowing economic growth in China could result in our customers’ reducing their spending on Website services, advertising, and online game. Slower growth in the Chinese economy could affect our businesses generally, and could have a significant impact on our brand advertising business in particular, as our brand advertising revenues could decrease as a result of our brand advertising customers’ reducing their advertising budgets.

Our business depends on a strong brand; thus we will not be able to attract users, customers and clients of our products and offerings if we do not maintain and develop our brands.

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

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our Websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers, wireless, and online game players.

Our failure to keep up with rapid technology changes may severely affect our future success.

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the evolution of Web 2.0, Internet users may shift to new modes of information sharing, such as Social Networking Series and client-end software. Our competitors may develop their own peer-to-peer streaming technology or update their existing technology to surpass us. With the development of search engine technologies, Internet users may choose to access information, news and content through search engines rather than portals. In addition, the online game industry is evolving rapidly, so we need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs if our new online games are less attractive to users. In addition, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media message services, wireless games, wireless downloads and other applications. Accordingly, we will need to adapt our business to cope with the changes and support these new services to be successful. In addition, the MIIT is cooperating with other administrations, including the Ministry of Public Security, the Ministry of Culture and the Ministry of Justice, to draft industry standards or regulations regarding Spyware software. If we cannot adapt to new industry standards, more technical expenses could be required in the future.

Our strategy of acquiring complementary assets, technologies and businesses may fail and result in equity or earnings dilution.

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing businesses. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisition we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. Considering the fast changing legal environment, our acquisition may be subject to government’s further scrutiny and the acquisition structures we used to adopt may be found to be inappropriate.

We may be required to record a significant charge to earnings if we are required to reassess our goodwill or other amortizable intangible assets arising from acquisitions.

We are required under U.S. GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually, or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

We recorded goodwill of $7.5 million related to our acquisition of Go2map for our sponsored search business. We assess the goodwill related to our sponsored search for impairment annually. In the assessment of goodwill impairment relating to our sponsored search business, both income approach and market approach were applied, in which the assumptions used were based on the information available to us at the time. Further decline in the performance of our sponsored search business and other factors may require us to record a significant impairment charge to earnings.

Any changes in accounting rules for share-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

Our performance is largely dependent on talented and highly skilled individuals. Our future success depends on our continuing ability to identify, develop, motivate and retain highly skilled personnel for all areas of our organization. We have a history of using employee share options and restricted stock units to align employees’ interest with the interests of our shareholders and encourage quality employees to join us and retain our quality employees by providing competitive compensation packages. On January 1, 2006, we adopted revised guidance on accounting for share-based compensation, which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our operating results contain a charge for share-based compensation expense related to employee share options and restricted stock units. The recognition of share-based compensation in our statement of operations would have a negative effect on our reported results and earnings per share, which could in turn negatively affect our stock price. On the other hand, if we alter our employee stock incentive plan to minimize the share-based compensation expenses, it may limit our ability to continue to use share-based awards as a tool to attract and retain our employees, and it may adversely affect our operations. We cannot assure that there will be no changes in the accounting rules for share-based compensation in future; thus our operating results, our stock price and our competitiveness in the employee marketplace may be adversely affected.

Any utilization of U.S. federal net operating losses generated from excess tax deductions related to share-based awards will be recorded in shareholders’ equity

Sohu.com Inc. may utilize excess tax benefits from U.S. federal net operating losses (“NOL”) generated from excess tax deductions related to share-based awards (“windfall tax benefit”) to offset their U.S. taxable income. However, in accordance with U.S. GAAP, this windfall tax benefit will be charged to the shareholders’ equity section in our consolidated balance sheets rather than offsetting current year income tax expenses. Realizing this benefit reduces the amount of taxes payable in the U.S. and does not otherwise involve cash flows. Current year income tax expenses still arise due to having U.S. taxable income. For the year ended December 31, 2009, we realized $3.9 million of such items and we recorded $3.9 million income tax expenses for U.S. taxable income.

Our failure to manage growth and diversify our business could harm us.

We have experienced dramatic growth in personnel in the past five years and we expect to continue to hire additional personnel in selected areas. This growth requires significant time and resource commitments from us and our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth, our business could be adversely affected.

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

We rely on a number of third party relationships to provide high-quality video, audio and text content in order to make our Websites more attractive to users and advertisers. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. Most content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our video content providers. If we are not able to renew our exclusive deals or video content become exclusive to our competitors, our attractiveness to users will be severely impaired. Except for the exclusive content, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on his expertise in our business operations. Our future success in online game business depends substantially on the continued services of Changyou’s executive officers and its key development personnel, such as Changyou’s Chief Executive Officer, Tao Wang, who has been instrumental in the development of TLBB, its Chief Technology Officer, Xiaojian Hong, and its President and Chief Operating Officer, Dewen Chen. We also rely on other senior executives. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose know-how, key professionals and staff members as well as customers, suppliers and incur additional expenses to recruit and train personnel. Changyou’s executive officers and key employees could develop and operate games that could compete with and take game players away from our existing and future games. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology staff for our business. Given the competitive nature of the industry, the risk of key technology staff leaving Sohu is high and could have a disruptive impact on our operations.

Changyou is rapidly expanding its business and need to hire a significant number of new employees. If Changyou is unable to attract a sufficient number of qualified new employees or retain its existing employees, its business prospects may be materially and adversely affected.

As Changyou is in the early stages of its development and its business is growing rapidly, it has needed, and expects to continue to need, to increase the number of its employees, including senior-level executives, experienced project managers and game development personnel. The number of its employees nearly doubled between the end of 2008 and the end of 2009. Online game industry in China is characterized by high demand and intense competition for talent, particularly for game developers and related technical personnel, and Changyou may not be able to attract a sufficient number of additional qualified new employees or retain existing employees to meet the growth of our business, in which case Changyou’s growth strategy and its business prospects could be materially and adversely affected.

Rapid growth and a rapidly changing operating environment strain our limited resources.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As the demands of our audience and the needs of our customers change, as the number of our users and volume of online advertising, and wireless activities increase, and as requirements for maintaining sufficient servers to provide high-definition online video and to provide game players smooth online game experiences increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	adapt our services and maintain and improve the quality of our services;

•	protect our Website from hackers and unauthorized access

•	continue training, motivating and retaining our existing employees and attract and integrate new employees; and

•	develop and improve our operational, financial, accounting and other internal systems and controls.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of H1N1 flu, avian flu, SARS or other epidemics or outbreaks. China reported a number of cases of SARS in April 2003. In recent years, there have been reports of occurrences of H1N1 flu and avian flu in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of H1N1 flu, avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include illness and loss of our management and key employees, as well as temporary closure of our offices and related business operations, such as server operations, upon which we rely. Such loss of management and key employees or closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of H1N1 flu, avian flu, SARS or any other epidemic. In addition, other major natural disasters may also adversely affect our business by, for example, causing disruptions of the Internet network or otherwise affecting access to our portals and our games. For example, after the Sichuan earthquake in May 2008, we suspended our delivering of online advertisements and our MMORPG operations during a three-day national mourning period.

We do not have business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, or offer them at a high price. As a result, we do not have any business liability, loss of data or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster might result in our incurring substantial costs and the diversion of our resources.

We depend on online advertising for a significant portion of our revenues, but the online advertisement market includes many uncertainties, which could cause our advertising revenues to decline.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Advertising revenues represented approximately 36% and 41% of our total revenues for the years ended December 31, 2009 and 2008 respectively. For the years ended December 31, 2009 and 2008, sales to our five largest advertisers accounted for approximately 15% of our total brand advertising revenues. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

•

The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising.

•

Changes in government policy could restrict or curtail our online advertising services. For example, during the last several years, the PRC government enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients.

•	Advertising clients may adopt the new methods and strategies other than online advertising to promote their brand and therefore our advertising revenue would be negatively affected.

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

Most of our brand advertising services are distributed by advertising agencies. In 2009, for example, approximately 94% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. During 2009, the biggest 10 advertising agencies in China contributed approximately 50% of our brand advertising revenue. These advertising agencies currently are seeking consolidation in the market.

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

By posting bid listing links on their Websites, we share the revenues generated from clicks by users with our Website Alliance members. For the year ended December 31, 2009, the total revenues generated from Website Alliance accounted for approximately 50%of our total bid listing revenues. We consider our Website Alliance critical to the future growth of our sponsored search revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our sponsored search revenues may decline.

Restrictions on online music search may adversely affect our online search business

On September 3, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (or the MOC Notice). The MOC Notice provides that providing direct links to online music will constitute engaging in online music business, and that therefore the Online Culture Operating Permit is required for providing such search services. In addition, the MOC Notice also requires any domestic music products to be filed for record with the MOC within 30 days after being made available online. Further, the MOC Notice provides that imported music products, must be approved by the MOC before being made available online.

To comply with this provision, we have filed an application for an Online Culture Operating Permit with the MOC for our Sogou entity. However, we cannot assure you that our Sogou entity will be approved to receive the license. If we are unable to obtain the license, our search business could be severely adversely affected. We cannot assure you that we have fully complied with the MOC Notice approval and filing procedures. In order to comply with the requirements of the MOC Notice, it may be necessary for us to change or improve our search model and technology. These restrictions may result in higher costs for our search engine operation, which may have an adverse effect on our profitability.

Our online game business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. For example, according to data from the 2009 China Online Game Market White Paper issued by the Ministry of Culture of the People’s Republic of China (“MOC”), there were about 360 new games launched in China in 2009, and the number of new game launches in 2010 is forecasted to reach 400. There were four online game companies, Perfect World Co., Ltd., Giant Interactive Group Inc., Kingsoft Corporation Limited and NetDragon Websoft Inc., that successfully listed their shares on Nasdaq, the New York Stock Exchange or the Hong Kong Stock Exchange in the second half of 2007 alone, adding to the previously listed public companies focusing on the online game market in China, such as NetEase.com, Inc., Tencent Holdings Limited and The9 Limited, most of which focus on MMORPGs. In September 2009, Shanda Games Limited, which engaged in online game business, was carved out from Shanda Interactive Entertainment Limited and listed its shares on Nasdaq. Moreover, there are many venture-backed private companies focusing on online game development, and MMORPG development in particular, further intensifying the competition. Recently, many of our competitors have been aggressively hiring talent for game development, increasing spending on marketing for games and bidding for licenses of games. We have also observed that there are some online games operated in China that include similar elements of design and game concepts to those of TLBB, which could have an adverse effect on the potential for increases in the number of players of TLBB. Increased competition in the online game market may make it difficult for us to retain our existing employees and attract new employees, and to sustain our growth rate. Furthermore, we also face intense competition for cost-effective marketing resources for online games, such as online game-related Websites, which could drive up our marketing costs and decrease the effectiveness of our marketing campaigns.

There are uncertainties regarding the future growth of the online game industry in China.

The online game industry, from which we derive a significant percentage of our revenues, is a relatively new and evolving industry. The growth of the online game industry and the level of demand and market acceptance of our online games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the online game industry, many of which are beyond our control, including:

•	the growth of personal computer, Internet and broadband users and penetration in China and other markets in which we offer our games, and the rate of any such growth;

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•

general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in Chinese economy growth between the third quarter of 2007 and the first quarter of 2009;

•	the availability and popularity of other forms of entertainment, particularly games of console systems, which are already popular in developed countries and may gain popularity in China; and

•	changes in consumer demographics and public tastes and preferences.

There is no assurance that online games, in particular MMORPGs, will continue to be popular in China or elsewhere. A decline in the popularity of online games in general, or the MMORPGs that we operate, will likely adversely affect our business and prospects.

Further strengthened supervision of the online game industry may adversely affect our online game operation

Under the GAPP Notice, GAPP is the only authority responsible for pre-examination and pre-approval of online games, and all online game operators must obtain an internet publishing license to provide online game services. Moreover, additional approvals from GAPP are required when game operators release new versions or expansion packs, or make any changes to the originally approved online game. In addition, on July 1, 2009, GAPP issued a Notice on Strengthening the Approval and Administration of Imported Online Games; pursuant to this notice, GAPP is the only authority authorized by the State Council to approve the importation of online games from offshore copyright owners. In the event of any failure to meet the above-mentioned requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. Our online game business may be adversely affected by these two GAPP notices. The launch of expansion packs and imported games might be delayed because of the extra approval required. Such delay in releasing expansion packs or imported games may result in higher costs for our online game operation and have an adverse effect on our game revenue.

We do not hold Internet publishing licenses that are required under PRC regulations for the games we currently operate, due to the temporary suspension, effective since our inception, of the issuance of such licenses by GAPP. If GAPP later challenges the commercial operation of our games, or if we fail to obtain or renew necessary licenses to commercially operate our games, we may be subject to various penalties, including restrictions on our operations.

Pursuant to PRC regulations issued by GAPP and MIIT relating to the regulation of online publication, an online game operator needs to obtain an Internet publishing license in order to directly make its online games publicly available in the PRC, as operating online games is deemed to be an online publishing activity. Changyou does not hold such licenses, as GAPP temporarily suspended the issuance of such licenses. Prior to the transfer of all of the assets and operations relating to Sohu’s MMORPG business unit to

Changyou on December 1, 2007, our MMORPGs TLBB and BO were published in China under an Internet publishing license held by Sohu Internet, a VIE of Sohu, and electronic publication licenses held by third-party publishers. TLBB and BO are currently published in China as electronic publications by the same third-party publishers. The current PRC regulations are not clear as to the consequence of operating without an Internet publishing license. We have made oral inquiries with the officials at GAPP and have been informed that GAPP is aware of and does not object to such practice, so long as the applications for the Internet publishing licenses for such online games have been filed with GAPP. We applied for Internet publishing licenses with respect to our existing games in operation. However, we may not be able to obtain Internet publishing licenses for our games. If our current practice is later challenged by GAPP, we may be subject to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the illegal publishing activities, the revocation of our business license, or the forced discontinuation or restriction on our operations.

There are currently no laws or regulations in the PRC governing property rights of virtual assets and therefore it is not clear what liabilities, if any, we may have relating to the loss of virtual assets by our game players.

In the course of playing our games, TLBB and the BO series including BO and BH2, some virtual assets, such as game player experience, skills and weaponry, are acquired and accumulated. Such virtual assets can be highly valued by game players and in some cases are traded among game players for real money or assets. In practice, virtual assets can be lost for various reasons, such as data loss caused by delay of network service by a network crash, or by hacking activities. There are currently no PRC laws and regulations governing property rights of virtual assets. As a result, it is unclear who the legal owner of virtual assets is and whether the ownership of virtual assets is protected by law. In addition, it is unclear under PRC law whether an operator of online games such as us would have any liability (whether in contract, tort or otherwise) for loss of such virtual assets by game players. Based on several judgments regarding the liabilities of online game operators for loss of virtual assets by game players, the courts have generally required the online game operators to provide well-developed security systems to protect such virtual assets owned by game players. In the event of a loss of virtual assets, we may be sued by game players and may be held liable for damages.

We may fail to maintain a stable and efficient physical distribution network for our prepaid online game cards.

Online payment systems in China are in a developmental stage and are not as widely available to or accepted by consumers in China as they are in the United States. We rely heavily on a physical distribution network composed of third-party distributors to cover a network of retail outlets across China for the sales of our prepaid game cards to our game players. As a result, our revenues could be adversely affected by the under-performance of our distributors, such as the failure to meet minimum sales or penetration targets or the failure to establish an extensive retail network. We generally sign one-year agreements with our distributors. We may not continue to maintain favorable relationships with them. In addition, our distributors may violate our distribution agreements. Such violations may include, among other things, their:

•	failure to maintain minimum price levels for our prepaid game cards in accordance with our distribution agreements;

•	failure to properly promote our MMORPGs in local Internet cafés and other important outlets, or cooperate with our sales and marketing team’s efforts in their designated territories; and

•	selling our prepaid game cards outside their designated territories.

In the past, some of our distributors have failed to carry out their obligations in accordance with the distribution agreements, which resulted in our termination of our distribution relationship with them. If we decide to penalize, suspend or terminate our distributors for acting in violation of our distribution agreements, or if the distributors fail to address material violations committed by any of their retail outlets in a timely manner, our ability to effectively sell our prepaid game cards in any given territory could be negatively impacted, which could materially and adversely affect our online game revenues.

We could be liable for breaches of security of our and third-parties’ online payment platforms, and sales made through those channels might have a negative impact on our online game revenues.

Currently, we directly sell a substantial portion of virtual prepaid game cards and game points to our game players through third-party online payment platforms. In all these online transactions, secured transmission of confidential information, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, over public networks is essential to maintain consumer confidence. In addition, we expect that an increasing amount of our sales will be conducted over the Internet as a result of the growing use of online payment systems. As a result, the associated online crime will likely increase as well. Our current security measures and those of the third parties with whom we transact business may not be adequate. We must be prepared to increase our security measures and efforts so that our game players have confidence in the reliability of the online payment systems that we use, which will require additional costs and expenses and may still not be completely safe. In addition, we do not have control over the security measures of our third-party online payment vendors. Security breaches of the online payment systems that we use could expose us to litigation and possible liability for failing to secure confidential customer information and could harm our reputation, ability to attract customers and ability to encourage customers to purchase virtual items.

If we fail to satisfy the changing demands of game players, our online game revenues may be adversely affected.

We depend on purchase and continual consumption of virtual items by our game players to generate revenues, which in turn depends on the continued attractiveness of our games to the game players and their satisfactory game-playing experience. We provide support for our games and collect game players’ feedback on their game-playing experience in order to resolve any programming flaws or other game operational issues in a timely manner. We also use software and systems to monitor game players’ preferences in order to develop and improve game features and virtual items in a way that is attractive to our game players. We continue to improve our games through regular updates as well as periodic major enhancements using expansion packs. However, we cannot assure you that our efforts will be effective in eliminating program errors associated with our games, satisfying game player demands, or retaining the continued attractiveness of our games. For example:

•	we may fail to provide game updates and expansion packs in a timely manner due to technologies, resources or other factors;

•	our game updates and expansion packs may contain program errors, and their installation may create other unforeseen issues that adversely affect the game-playing experience;

•	we may fail to timely respond and/or resolve complaints from our game players;

•	we may fail to eliminate the computer bots which may destroy harmonious game environment and reduce the attractiveness of our games; and

•

our game updates and expansion packs may change rules or other aspects of our games that our game players do not welcome, resulting in reduction of peak concurrent users and/or average concurrent users of our games.

Our failure to address the above-mentioned issues could adversely affect the game-playing experience of our game players, damage the reputation of our games, shorten the lifespan of our games, and eventually result in the loss of game players and a decrease in our online game revenues.

Furthermore, for the games that we license from third parties, we may not have access to the game source codes during the initial period of the license or at all. Without the source codes, we have to rely on the licensors to provide updates and enhancements during the initial period, giving us less control over the quality and timeliness of updates and enhancements. If our game players are not satisfied with the level of services they receive, they may choose to not play the games, leading to a decrease in our online game revenues.

We may fail to launch new games according to our timetable, and our new games may not be commercially successful, or may attract game players away from our existing games.

We must introduce new games that can generate additional online game revenue and diversify our online game revenue source in order to remain competitive. We have several games in the pipeline, DMD, ZHYX, DHSH, IF and LAW. We expect to begin open beta testing of these games in 2010. We are developing DMD in-house and we have licensed ZHYX, DHSH, IF and LAW from third-party developers. We will not generate any revenue from a game until it enters open beta testing. However, we cannot assure you that we will be able to meet our timetable for new game launches. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources, relevant authorities’ approvals and adverse developments in our relationship with the licensors of our new licensed games could result in delayed launching of our new games. In addition, we cannot assure you that our new games will be as well received in the market as TLBB, and you should not use TLBB as an indication of the commercial success of our future games. There are many factors that may adversely affect the popularity of our new games. For example, we may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, fail to effectively plan and organize marketing and promotion activities, or fail to differentiate our new games from our existing games. If the new games we introduce are not commercially successful, we may not be able to recover our product development costs, which can be significant.

In addition, our new games may attract game players away from our existing games. In particular, DMD is an MMORPG based on a novel written by Louis Cha, the same author of “Tian Long Ba Bu,” based on which we developed TLBB. We cannot assure you that our TLBB game players will not be attracted to play DMD instead of TLBB after DMD’s launch. If this occurred, it would decrease our existing games’ player bases, which could in turn make these games less attractive to other game players, resulting in decreased online game revenues from our existing games. Game players of our existing games may also spend less money to purchase virtual items in our new games than they would have spent if they had continued playing our existing games, which could materially and adversely affect our total online game revenues.

All of our online game revenues are generated under the item-based revenue model, which has a short history of commercial application and presents risks related to consumer preferences and regulatory restrictions.

When we first launched BO in October 2004, it generated revenue under the time-based revenue model. Currently, we operate our games, TLBB and the BO series, under the item-based revenue model. Under this revenue model, our game players are free to play the games for an unlimited amount of time, but are charged for the purchases of certain virtual items. We currently expect that a substantial majority of our revenues, including revenues from all of our current pipeline games, will continually be generated under the item-based revenue model. The item-based revenue model requires us to design games that not only attract game players to spend more time playing, but also encourage them to purchase virtual items. The sale of virtual items requires us to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If we fail to design virtual items so as to incentivize game player to purchase them, we may not be able to effectively translate our game player base and their playing time into revenues. Although the item-based revenue model is currently a prevalent revenue model for MMORPGs in China, it does not have a long history of proven commercial application. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount of purchase by individual game player. A revenue model that does not charge for time may be viewed by the PRC regulators as inconsistent with this goal. We cannot assure you that the item-based revenue model will continue to be commercially successful, or that we will not in the future need to change our revenue model back to the time-based revenue model or to a new revenue model. Any change in revenue model could result in disruption of our game operations and decrease in the number of our game players.

The PRC government has begun to tighten its regulation of Internet cafés, which are currently one of the primary places where our games are played. Stricter government regulation of Internet cafés could restrict our ability to maintain or increase our revenues and our game player base.

Internet cafés are one of the primary places where our games are played. In April 2001, the PRC government began tightening its regulation and supervision of Internet cafés. In particular, a large number of Internet cafés without requisite government licenses have been closed. In addition, the PRC government has imposed higher capital and facility requirements for the establishment of Internet cafés. The PRC government’s policy, which encourages the development of a limited number of national and regional Internet cafe chains and discourages the establishment of independent Internet cafés, may also slow down the growth in the number of new Internet cafés. In February 2007, several central governmental authorities jointly issued a notice suspending the issuance of new Internet cafe licenses, and the total number of Internet Cafes nationwide is restricted and controlled by the relevant authorities. Governmental authorities may from time to time impose stricter requirements, such as the customers’ age limit and hours of operation, among others, as a result of the occurrence and perception of, and the media attention on, gang fights, arson and other incidents in or related to Internet cafés. So long as Internet cafés remain as one of the primary places for game players to play our games, any reduction in the number, or any slowdown in the growth, of Internet cafés or restrictions in their operations in China could limit our ability to maintain or increase our revenues and our game player base, thereby adversely affecting our results of operations and business prospects.

Our online game business may be materially harmed if we do not feature our games in a sufficient number of Internet cafés in China.

A substantial number of players access our games through Internet cafés. Due to limited hardware capacity, Internet cafés generally feature a limited number of games on their computers. We thus compete with a growing number of other online game operators to ensure that our games are featured on these computers. This competition may intensify in China due to a nationwide suspension of approval for the establishment of new Internet cafés in 2007, and the restrictions and control on the total number of Internet cafés nationwide by the MOC thereafter. We take steps to ensure that our games are featured in a sufficient number of Internet cafés, including maintaining good relationships with Internet café administrators, requiring our distributors to maintain a sales presence in a wide range of Internet cafés and general sales and marketing efforts. If we fail to maintain good relationships with Internet café administrators, or if we and/or our distributors fail to successfully persuade Internet cafés to feature our online games on their computers, our business, financial condition and operating results may be materially and adversely affected.

Further, pursuant to the Internet Cafés Notice, Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and register the same with the State AIC. The Internet Cafés Notice also provides restrictions with respect to Internet cafés’ location, size, number of computers, business hours and the ages of customers. For instance, Internet cafés are prohibited from operating between the hours of 12 a.m. and 8 a.m. These regulatory restrictions on the operation of Internet cafés may negatively affect our online game business operations.

Restrictions on Virtual Currency may adversely affect our online game revenue.

Our online game revenues are collected through the sale of our prepaid cards or online sale of game points. Pursuant to the Internet Cafés Notice, the People’s Bank of China has been directed to strengthen the administration of virtual currency in online games to avoid any adverse impact on the economic and financial order. This notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase virtual items. Pursuant to the Virtual Currency Notice, the authorities for the first time define “Virtual Currency” as a type of virtual exchange instrument issued by online game operators, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by the online game operators in electronic record format and represented by specific numeric units. In addition, the Virtual Currency Notice categorizes companies involved with virtual currency as either issuers or trading platforms and prohibits companies from simultaneously engaging as both issuer and trading platform. Most importantly, one of the Virtual Currency Notice’s stated intended objectives is to limit the circulation of virtual currency and thereby reduce concerns that it may impact real world inflation. Specifically, the Virtual Currency Notice provides that online game operators are required to report the total amount of their issued virtual currencies on a quarterly basis and game operators are prohibited from issuing disproportionate amounts of virtual currencies in order to generate revenues. In addition, the Virtual Currency Notice reiterates that virtual currency can only be provided to users in exchange for an RMB payment and can only be used to pay for virtual goods and services of the issuers. Online game operators are strictly prohibited from providing lucky draws or lotteries which are conducted on the condition that participants contribute cash or virtual currencies in exchange for game props or virtual currencies. The Virtual Currency Notice also places potentially burdensome obligations on online game operators, including a requirement that operators keep transaction data records for no less than 180 days and a prohibition on operators providing virtual currency trading services to minors. In order to comply with the requirements of the Virtual Currency Notice, it may be necessary for us to change our virtual currency distribution channel, and our business model may be affected accordingly and we may put more effort in maintaining our database so as to keep users’ information longer. These restrictions may result in higher costs for our online game operation and lower sales of our prepaid cards or game points, which may have an adverse effect on our games revenues.

We rely on data recorded in our online game billing systems for revenue recognition as well as identification of game player consumption patterns of virtual items. If such billing systems fail to operate effectively, it will not only affect the completeness and accuracy of the recognition of our revenues, but also our ability to design and improve virtual items that appeal to game players.

Our online game revenues are collected through the sale of our prepaid cards or online sale of game points. However, we do not recognize revenue when our prepaid card or game points are sold. Rather, our online game revenues are recognized when the virtual items purchased by our game players are consumed. For consumable virtual items, including those with a pre-determined expiration time, revenues are recognized as they are consumed, and for perpetual virtual items, revenues are recognized over their estimated lives. We rely on our online game billing systems to capture the purchase and consumption of virtual items by our game players. If our online game billing systems fail to accurately record the purchase and consumption information of the virtual items, we may not be able to accurately recognize our revenues. In addition, various factors affect the estimated lives of perpetual virtual items, such as the average period that game players typically play our games and other game players behavior patterns, the acceptance and popularity of expansion packs, promotional events launched and market conditions, and we rely on our online game billing systems to capture such historical game players’ behavior patterns and other information. If such information is not accurately recorded, or if we do not have sufficient information due to the short operating history of MMORPGs, we will not be able to accurately estimate the lives of the perpetual virtual items, which will also affect our ability to accurately recognize our online game revenues from such perpetual virtual items. Therefore, if our online game billing systems were damaged by system failure, network interruption, or virus infection, or attacked by a hacker, the integrity of data would be compromised, which could have a significant affect on our online game revenue recognition and the accuracy of our recorded online game revenues, resulting in possible restatement of our financial statements and loss of investor confidence in us.

In addition, we rely on our online game billing systems to record game player consumption patterns, based on which we improve our existing virtual items and design new virtual items. For example, we intend to increase development efforts on the number and variety of virtual items that our game players like to purchase, and may also adjust prices accordingly. If our online game billing systems fail to record such data accurately, our ability to improve existing virtual items or design new virtual items that are appealing to our game players may be adversely affected, which could in turn materially and adversely affect our online game revenues.

We incur additional costs and face significant risks when we license our games outside of China and seek to expand our operations to select markets, such as the United States, Europe and Malaysia. If we fail to manage these risks, our growth and business prospects could be materially and adversely affected.

We currently license TLBB to third-party operators to operate the game in Taiwan, Hong Kong, Vietnam, Malaysia and Singapore. Pursuant to our strategy, we plan to continue to license TLBB and other future games in these and other overseas markets. We have also expanded our direct MMORPG operations to select markets, such as the United States, the United Kingdom and Malaysia. Identifying appropriate overseas markets, negotiating with potential third-party licensees and managing our relationships with our licensees all require substantial management effort and skills and the incurrence of additional expenditures. Licensing games, or operating them directly in overseas also requires translation of our games to the local language of the overseas market in which we plan to license or operate, and may require customization as well, both of which require additional costs and expenses. Furthermore, there are additional risks in connection with the licensing or direct operation of our games overseas, including:

•	difficulties in identifying and maintaining good relationships with licensees who are knowledgeable about, and can effectively distribute and operate our games in, overseas markets;

•	difficulties and costs relating to compliance with the different legal requirements and commercial terms in the overseas markets in which we license or directly operate our games, such as game export regulatory procedures, taxes and other restrictions and expenses;

•	difficulties in maintaining the reputation of our company and our games, when our games are operated by licensees in the overseas markets pursuant to their own standards;

•	difficulties in managing our overseas employees when we operate our games directly overseas;

•	changes in the political, regulatory or economic conditions in a foreign country or region, or public policies toward online games;

•	fluctuations in currency exchange rate;

•	difficulties in verifying revenues generated from our games by our licensees for purposes of determining the royalties to us;

•	difficulties in protecting our intellectual property;

•	exposure to different regulatory systems governing the protection of intellectual property and the regulation of online games, the Internet and the export of technology;

•	the risk that the regulatory authorities in foreign countries or regions may impose withholding taxes, or place restriction on repatriation of our profits; and

•	inherent difficulties and delays in contract enforcement and collection of receivables through the use of foreign legal systems.

If we are unable to manage these risks effectively, our ability to license or operate directly our games overseas may be impaired, which may materially and adversely affect the future growth, financial condition and results of operations of our online game business.

We used to rely on wireless services for a significant portion of our revenues. Wireless revenues have fluctuated in prior periods and may decrease in the future.

We have derived our wireless revenues in prior periods from providing SMS, RBT, WAP, MMS and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other mobile related products to mobile phone users and Personal Handy-phone System (or PHS) users. We used to derive a significant portion of our revenues from wireless services, but the portion has decreased in certain prior periods. For the year ended December 31, 2009, wireless revenues was 12% of our total revenues. Wireless revenues may decrease in the future due to the possibilities that:

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

•

Changes in the billing practices or operational rules and procedures of any of the three mobile network operators, CMCC, China Unicom and China Telecom, on whom we rely for service delivery and fee collection, could have a material impact on our wireless revenues. For instance, on January 1, 2007, a notice of the MIIT came into effect that focuses on the protection of a mobile phone users’ right to select services and the strengthening of regulation on billing procedure. On May 17, 2007, CMCC initiated a new policy under which all WAP users are reminded of charges they may incur for WAP services. The policy has resulted in a decrease in traffic for WAP portals, and in turn a decrease in subscriptions for our WAP services. On November 29, 2009, CMCC announced a temporary suspension of billing of WAP services, as an effort to fight against Websites providing pornographic content. As a result, beginning in December 2009 we have not been able to collect any revenues from WAP services. We are not sure when CMCC will resume billing for WAP services and we expect our wireless revenues will be negatively affected. Additionally, beginning from January 25, 2010, CMCC issued several notices aiming to tighten controls over subscriptions embedded in mobile handsets by mobile manufacturers. Specifically, wireless services embedded in handsets are required to request double confirmations when consumers purchase such services and a single SMS code may only be used for a specific service offering or services partner instead of for multiple service offerings or partners as was permitted previously. Our wireless revenues have been negatively affected by the implementation of such regulations and policies, and there could be new regulations or policies that could further adversely affect our wireless revenues;

•

Changes in government policy could restrict or curtail the services which we provide. The MIIT has proposed requiring all handset users (including pre-paid mobile phone users) to register using their real names. If this requirement is implemented, it may cause a decrease in new customers, and in turn, reduce our wireless revenues;

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

•

We may enter into cooperation agreements with mobile network operators on terms that are not favorable to us, since we have limited bargaining power to negotiate contract terms. In addition, mobile network operators may unilaterally revise their agreements at any time. As a result of such contract terms, we could easily be found in breach of our agreement with an operator and may be subject to penalties; and

•

Mobile network operators may not enter new agreements or renew existing agreements with SPs with respect to wireless services. New or renewed agreements with mobile network operators could change in a way that would be unfavorable to us, or such agreements may not be entered into at all.

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

•

An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. For example, in July 2006, CMCC introduced M. Music, an integrated music service platform which CMCC works directly with music record companies to provide downloads of various songs and music. In December 2006, CMCC introduced its own WAP channel, “WAP Premier Select”, which is placed in prominent positions on Monternet and directly competes with SPs. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners; and

•

CMCC set up rules for ranking of WAP service providers on its Monternet browser, which has had a significant impact on WAP revenues. CMCC may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our existing ranking because of lower visit rates.

•

On November 29, 2009, CMCC announced a temporary suspension of billing of WAP services, as an effort to fight against Websites providing pornographic content. As a result, since December 2009, we have not been able to collect any revenues from WAP services. We are not sure when CMCC will resume billing for WAP services and we expect our wireless revenues will be negatively affected.

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

We have signed Bandwidth Provision and Server Hosting Agreements with China Unicom, China Telecom and CERNET. Under these agreements, we established three main service provision centers to maintain most of our servers in Beijing. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

The successful operation of our business and implementation of our growth strategies, including our ability to accommodate additional game players in the future, depend upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Although private Internet service providers currently exist in China, almost all access to the Internet is maintained through state-owned telecommunications operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or MIIT (formerly the Ministry of Information Industry). We rely on this infrastructure to provide data communications

45

capacity primarily through local telecommunications lines. Although the government has announced plans to develop aggressively the national information infrastructure, we cannot assure you that this infrastructure will be developed as planned or at all. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands necessary for the continued growth in Internet usage.

The limited use of personal computers in China and the relatively high cost of Internet access in relation to per capita gross domestic product may limit the development of the Internet in China and impede our growth.

The penetration rate for personal computers in China is significantly lower than it is in the United States and other developed countries. Furthermore, the cost of Internet access is still relatively high as compared to other developed countries. The limited use of personal computers in China and the relatively high cost of Internet access may limit the growth of our business. In addition, there may be increases in Internet access fees or telecommunication fees in China. If that happens, the number of our game players may decrease and the growth of our game player base may be materially impacted.

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

As Web page volume and traffic increase in China, we may not be able to scale our systems proportionately. To the extent we do not successfully address our capacity constraints, our operations may be severely disrupted, and we may not be able to expand our user base and increase our attractiveness to advertisers and merchants. Even if we scale our systems proportionately, any unforeseen increase in traffic may disrupt our operations and make it difficult for our users to visit our Websites cause users to be unable to access our Websites at all, which could result in a loss of users.

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

Risks Related to China’s Regulation Environment

All of Changyou’s revenues are generated through Gamease, its VIE, and Changyou relies on payments made by Gamease to AmazGame, its subsidiary, pursuant to contractual arrangements to transfer any such revenues to AmazGame. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect Changyou’s business and its ability to pay dividends to its shareholders and American depositary shares (“ADS”) holders.

Changyou conducts substantially all of its operations through Gamease, its VIE, which generates all of Changyou’s revenues. As Gamease is not owned by Changyou’s subsidiaries, it is not able to make dividend payments to Changyou’s subsidiaries. Instead, AmazGame, Changyou’s subsidiary in China, entered into a number of contracts with Gamease, including a Business Operation Agreement, a Technology Support and Utilization Agreement, and a Services and Maintenance Agreement, pursuant to which Gamease pays AmazGame for certain services that AmazGame provides to Gamease. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and value added taxes (“VATs”), which effectively reduce the amount that AmazGame receives from Gamease. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect Changyou’s ability to receive payments from Gamease or the amount of such payments, and may in turn materially and adversely affect Changyou’s business, its net income and its ability to pay dividends to its shareholders and ADS holders.

AmazGame’s contractual arrangements with Gamease and its shareholders may not be as effective in providing control over Gamease as direct ownership of Gamease and the shareholders of Gamease may have potential conflicts of interest with us.

Changyou has no ownership interest in Gamease and it conducts substantially all of Changyou’s operations and generates substantially all of our online game revenues through contractual arrangements that Changyou’s subsidiary, AmazGame, had entered into with Gamease and its shareholders, and such contractual arrangements are designed to provide us with effective control over Gamease. We depend on Gamease to hold and maintain certain licenses necessary for our game business. Gamease also owns all of the necessary intellectual property, facilities and other assets relating to the operation of our games, and employs personnel for our game operations and distribution.

These contractual arrangements may not be as effective in providing us with control over Gamease as direct ownership. If we had direct ownership of Gamease, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Gamease, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. Due to our VIE structure, we have to rely on contractual rights to effect control and management of Gamease, which exposes us to the risk of potential breach of contract by the shareholders of Gamease. In addition, as Gamease is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us.

The shareholders of Gamease may breach, or cause Gamease to breach, the contracts for a number of reasons. For example, their interests as shareholders of Gamease and the interests of our company may conflict and we may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, we may have to rely on legal or arbitral proceedings to enforce our contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost us substantial financial and other resources, and result in disruption of our business, and we cannot assure you that the outcome will be in our favor.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Gamease, and our ability to conduct our business may be materially and adversely affected.

AmazGame and Gamease’s contractual arrangements may result in adverse tax consequences to us.

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. We could face material adverse tax consequences if the PRC tax authorities determine that AmazGame and Gamease’s contractual arrangements were not made on an arm’s length basis and adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by Gamease, which could adversely affect us by (i) increasing Gamease’s tax liability without reducing AmazGame’s tax liability, which could further result in interest being levied to us for underpaid taxes; or (ii) limiting the ability of AmazGame and Gamease to maintain preferential tax treatments and other financial incentives. If for any reason we need to cause the transfer of one of the shareholders’ shares in Gamease to a different nominee shareholder (such as if, for example, one of such shareholders is no longer employed by us) we might be required to pay individual income tax, on behalf of the transferring shareholder, on any gain deemed to have been realized by such shareholder on such transfer.

If the PRC government determines that the VIE structure for operating our business does not comply with PRC government restrictions on foreign investment in the online game industry, we could face severe penalties.

Various regulations in China currently restrict or prevent foreign-invested entities from engaging in telecommunication services, including operating online games. Because of these restrictions, our MMORPG operations in the PRC are conducted through Changyou’s VIE, Gamease, a PRC company that is owned by Changyou’s Chief Executive Officer and a Changyou employee, both of whom are PRC citizens, but which is effectively controlled by Beijing AmazGame Age Internet Technology Co., Ltd., or AmazGame, a PRC company and our indirect wholly-owned subsidiary, through a series of contractual arrangements.

A circular issued by MIIT in July 2006, or the MIIT circular, reiterated the regulations on foreign investment in telecommunications businesses. Under this circular, a domestic company that holds a license for the provision of Internet information service, or an ICP license, or a license to conduct any value-added telecommunications business in China, is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China.

Furthermore, the relevant trademarks and domain names that are used in the value-added telecommunications business must be owned by the local ICP license holder. The MIIT circular further requires each ICP license holder to have the necessary facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. Due to a lack of interpretative materials from the regulators, it is uncertain whether MIIT would consider our corporate structures and contractual arrangements as a kind of foreign investment in telecommunication services. Therefore, it is unclear what impact this circular will have on us or the other Chinese Internet companies that have adopted the same or similar corporate structures and contractual arrangements as Changyou.

On September 28, 2009, the GAPP, together with the National Copyright Administration, and National Office of Combating Pornography and Illegal Publications jointly issued a Notice on Further Strengthening on the Administration of Pre-examination and Approval of Online Game and the Examination and Approval of Imported Online Game (the “GAPP Notice”). The GAPP Notice restates that foreign investors are not permitted to invest in online game operating businesses in China via wholly-owned, equity joint venture or cooperative joint venture investments and expressly prohibits foreign investors from gaining control over or participating in domestic online game operators through indirect ways such as establishing other joint venture companies, or contractual or technical arrangements. It is unclear whether the authorities will deem Changyou’s VIE structure as a kind of such “indirect ways” by foreign investors to gain control over or participate in domestic online game operators. If Changyou’s VIE structure is deemed as one such “indirect way” under the GAPP Notice, its VIE structure may be challenged by the authorities.

If we are found to be in violation of any existing or future PRC laws or regulations, including the MIIT circular and the GAPP Notice, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, revoking Gamease’s, or AmazGame’s business or operating licenses, requiring us to restructure the relevant ownership structure or operations, and requiring us to discontinue all or any portion of our game operations. Any of these actions could cause significant disruption to our business operations.

If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

We conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly-owned, majority-owned subsidiaries and VIEs as following:

For brand advertising business, subsidiaries are Sohu Software, Sohu Media, and New Software. VIEs are Sohu Entertainment and Feng Yang Tian Lang;

For sponsored search business, subsidiaries are Go2Map Software and Sogou Technology. VIEs are Tu Xing Tian Xia and Sogou Information;

For online game business, subsidiary is AmazGame. VIE is Gamease;

For wireless and others businesses, subsidiaries are Sohu Era and Beijing Fire Fox. VIEs are Sohu Internet, GoodFeel, High Century, 21 East Beijing, and New 21 East.

We are a Delaware corporation, while Sohu Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sohu Era, Sohu Media and Sohu Software, together with Changyou HK, our indirect majority-owned subsidiary and the parent company of AmazGame is Hong Kong corporations and foreign persons under PRC law. In order to meet ownership requirements under PRC law which restrict or prohibit wholly foreign owned enterprises, or WFOEs, from operating in certain industries such as Internet information, wireless, Internet access, and certain other industries, our VIEs are companies incorporated in the PRC and owned by certain of our employees.

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

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of the Sohu PRC subsidiaries’ and VIEs’ existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC subsidiaries’ and VIEs’ current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us and our PRC subsidiaries and VIEs.

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

As of December 31, 2009, Sohu had outstanding long-term loans of $11.9 million to Dr. Zhang, Sohu’s Chief Executive Officer and a major Sohu shareholder, and certain of our employees. These long-term loans are used to finance investments in High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease, which are used to facilitate our participation in telecommunications, Internet content and certain other businesses in China where foreign ownership is either prohibited or restricted.

The loan agreements contain provisions that, subject to PRC laws, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, GoodFeel, Sogou Information or Gamease to us; (ii) the shares of High Century, Sohu Entertainment, GoodFeel, Sogou Information or Gamease cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease. In the loan agreements the borrowers have pledged all of their shares in High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease as collateral for the loans and the loans bear no interest and are due on demand after November 2003 in the case of High Century; after August 2006 in the case of Sogou Information; after October 2006 in the case of GoodFeel; after November 2006 in the case of Sohu Entertainment; and after September 2008 in the case of Gamease and the earlier of a demand or, in any case, at such time as Dr. Zhang or one of the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease and is therefore uncertain. In addition, to the extent that the VIEs have undistributed after tax net income, we will be required to pay individual income tax, at the tax rate of 20%, on behalf of the employees who hold interests in the VIEs when transferring the shareholding from other individuals, which may further increase the uncertainty involved for transferring shares of various entities.

Furthermore, because of uncertainties associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Sohu Entertainment, GoodFeel, Sogou Information and Gamease.

We depend upon contractual arrangements with our VIEs for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations only in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on our VIEs in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If these VIEs fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

The contractual arrangements between our subsidiaries and our VIEs may result in adverse tax consequences.

PRC laws and regulations emphasize the requirement of an arm’s length basis for transfer pricing arrangements between related parties. The laws and regulations also require enterprises with related party transactions to prepare transfer pricing documentation to demonstrate the basis for determining pricing, the computation methodology and detailed explanations. Related party arrangements and transactions may be subject to challenge or tax inspection by PRC tax authorities.

Under a tax inspection, if our transfer pricing arrangements between the China-based subsidiaries and VIEs are judged as tax avoidance, or related documentation does not meet the requirements, our China-based subsidiaries and VIEs may be subject to material adverse tax consequences, such as transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by Gamease, which could adversely affect us by (i) increasing VIE’s tax liabilities without reducing our subsidiaries’ tax liabilities, which could further result in interest being levied to us for unpaid taxes; or (ii) limiting the ability of our PRC companies to maintain preferential tax treatment and other financial incentives.

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

For example, as the online game industry is at an early stage of development in China, the PRC government might release new laws, new regulations and policies from time to time to implement restrictions and further regulation on the online game industry. Recently, eight PRC government authorities, including the GAPP, the Ministry of Education and MIIT issued a notice requiring all Chinese online game operators to adopt an “anti-fatigue system” in an effort to curb addiction to online games by minors. Under the anti-fatigue system, three hours or less of continuous play is defined to be “healthy,” three to five hours is defined to be “fatiguing,” and five hours or more is defined to be “unhealthy.” Game operators are required to reduce the value of game benefits for minor game players by half when those game players reach the “fatigue” level, and to zero when they reach the “unhealthy” level. In addition, online game players in China are now required to register their identity card numbers before they can play an online game. This system allows game operators to identify which game players are minors. These restrictions could limit our ability to increase our business among minors. Furthermore, if these restrictions were expanded to apply to adult game players in the future, our business could be materially and adversely affected.

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

Our business may be adversely affected by public opinion and governmental policies in China as well as in other jurisdictions where we license our MMORPGs to third parties.

Currently, most of our game players in China are young males, many of whom are students. Due to a relatively high degree of game player loyalty to MMORPGs, easy access to personal computers and Internet cafés, and the lack of other appealing forms of entertainment in China, many teenagers in China frequently play online games. This may result in these teenagers spending less time on or refraining from other activities, including education, vocational training, sports, and taking rest, which could result in adverse public reaction and stricter government regulation. For example, the PRC government has promulgated anti-fatigue-related regulations to limit the amount of time minors can play online games. The PRC government has also begun to tighten its regulations on Internet cafés, currently one of the primary places where online games are played, including limiting the issuance of Internet cafe operating licenses and imposing higher capital and facility requirements for the establishment of Internet cafés.

Adverse public opinion could discourage game players from playing our games, and could result in government regulations that impose additional limitations on the operations of online games as well as the game players’ access to online games, for example, MOC recently suggested that game operators rate the game, post a note showing the age group for the game and to install a system of parents’ supervision of minors’ game playing. We believe stricter government regulations, such as regulations imposing stricter age and hour limits on Internet cafés, limiting the issuance of virtual currency by online game operators or the amount of virtual currency that can be purchased by an individual game player, or extending anti-fatigue-related regulations to adults, could be implemented in the future. Such adverse public opinion and tightened government regulations could materially and adversely affect our business prospects and our ability to maintain or increase revenues.

In addition, the PRC State Administration of Taxation recently announced that it will tax game players on the income derived from the trading of virtual currencies at the rate of 20%. However, it is currently unclear how the tax will be collected or if there will be any effect on our game players or our business.

Moreover, similar adverse public reaction may arise, and similar government policies may be adopted, in other jurisdictions where we license or operate our games, which could materially and adversely affect our overseas licensing or game operations revenues.

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

Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou, our wholly-owned subsidiary and majority-owned subsidiary, to fund any cash requirements we may have. Sohu.com Inc. may not be able to obtain cash from distributions to the extent such distributions are restricted by PRC law or future debt covenants.

Sohu.com Inc. is a holding company with no operating assets other than investments in Chinese operating entities through our intermediate holding companies, Sohu.com Limited and Changyou, our wholly-owned subsidiary and majority-owned subsidiary in the Cayman Islands, and our VIEs. Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou for the cash requirements in excess of any cash raised from investors and retained by Sohu.com Inc. If our China-based subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict our China-based subsidiaries’ ability to pay dividends or make other distributions to us through the intermediate companies.

In addition, PRC legal restrictions permit payment of dividends by Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, and AmazGame only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software and AmazGame are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends.

Our subsidiaries and VIEs in China are subject to restrictions on paying dividends or making other payments to our overseas entities. Any dividend received by Sohu.com Inc. would be subject to U.S. tax at 34% or 35%.

Sohu.com Inc. may depend on Sohu.com Limited and Changyou dividend payments which are generated from our subsidiaries in China after they receive payments from our VIEs under various services and other arrangements. It is possible that our Chinese subsidiaries will not continue to receive the payments in accordance with our contracts with our VIEs. To the extent that the VIEs have undistributed after tax net income, we must pay tax on behalf of our employees who hold interests in the VIEs when the VIEs distribute dividends in the future. The current individual income tax rate is 20%. In addition, under PRC law, our Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, up to 50% of their paid-in capital, to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

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

Furthermore, any dividends or any deemed dividends received by Sohu.com Inc. would be subject to 34% or 35%.U.S. Corporate Income Tax under the tax law of the United States

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to Sohu.com, Sohu Fox logo, 17173.com, Focus.cn, GoodFeel, Sogou, Go2Map, Tian Long Ba Bu, Blade Online, Changyou, DMD.

We have applied for the registration of our key marks in the PRC, including but not limited to Sohu.com, Sohu Fox logo, 17173.com, Focus.cn, GoodFeel, Sogou, Go2Map, Tian Long Ba Bu, Blade Online, Changyou, DMD and their corresponding Chinese version marks so as to establish and protect our exclusive rights to the marks. We have succeeded in registering the marks Sohu.com, 17173, Focus.cn, GoodFeel, Go2Map and Sogou in the PRC under certain classes. The applications for the registration of the other marks or some marks under other classes are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to the Trademark Office of PRC’s determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

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

We regard our proprietary software, domain names, trade names, copyrights, trademarks, trade secrets and other intellectual property as critical to our success. In particular, we have spent a significant amount of time and resources in developing TLBB and our ability to protect our proprietary rights in connection with TLBB is critical for the success of this game and our overall financial performance. We have registered a number of software in China for copyright protection, including our TLBB software, and we have taken various measures to protect our source codes, including confidentiality agreements and segregation of source codes, so that only our Chief Technology Officer has access to the entire source codes for any of our games. We have applied for registration of 253 trademarks in the PRC, including those related to our company name and our MMORPGs. We have obtained a trademark registration certificate in the PRC relating to TLBB. In addition, we have obtained four trademarks in Taiwan relating to TLBB and two trademarks in Taiwan relating to DMD. We have also applied for twenty-four trademarks in total in countries and regions such as the United States, Europe, Malaysia, Turkey and Vietnam relating to our company name and our MMORPGs. However, we may not succeed in obtaining trademarks that we have applied for, including any trademarks relating to our game TLBB. Any failure to register trademarks in any country or region may limit our ability to protect our rights in such country or region under relevant trademark laws, and we may even need to change the name or the relevant trademark in certain cases, which may adversely affect our branding and marketing efforts.

In addition, we cannot assure you that our measures will be sufficient to protect our proprietary information and intellectual property. Intellectual property rights and confidentiality protection in China may not be as effective as in the United States or other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive. Any steps we have taken to prevent the misappropriation of our proprietary technology may be inadequate. The validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws and enforcement procedures in the PRC are uncertain and may not protect intellectual property rights in this area to the same extent as do the laws and enforcement procedures in the United States and other developed countries.

Despite our efforts to protect our intellectual property, other online game developers may copy our ideas and designs, and other third parties may infringe our intellectual property rights. For example, certain third parties have misappropriated the source codes of previous versions of TLBB and have set up unauthorized servers in China and elsewhere to operate TLBB to compete with us. As a result, we have taken measures to enforce our intellectual property rights. However, such measures may not be successful in eliminating these unauthorized servers. The existence of unauthorized servers may attract game players away from our games and may result in decreases in our revenues. Litigation relating to intellectual property rights may result in substantial costs to us and diversion of resources and management attention away from our business, and may not be successful. In addition, as our ideas and designs are not protected by patents, other online game developers may independently develop ideas and designs that compete with us.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. For example, during 2006 five United States movie companies commenced a lawsuit against us in the PRC alleging that a movie download service we had been providing infringed their copyrights in the movies. In December 2006, the court decided the case against us, and ordered us to pay damages of approximately $138,000 to the U.S. movie companies. In addition, in 2007 a writer brought a lawsuit against in China claiming that we violated his copyright to 190 SMS messages in 2007. The Chinese court decided the case against us, and we paid damages of approximately $13,000 to the writer. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party Websites, which may be protected by copyright law. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we provided music search links and download services that violated copyrights they owned. As of December 31, 2009, the lawsuits with these four record companies were still in process. Although an initial judgment has been in our favor as to most aspects of the case, both parties have the right to appeal to the higher court and therefore the judgment has not yet come into effect. We believe that the lawsuits will not be concluded at this stage of the proceedings, and that therefore we cannot predict the outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with final judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

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

We may be subject to the PRC government’s ongoing crackdown on Internet pornographic content.

The Chinese government has stringent regulations on online pornographic information and has launched several crackdowns on Internet pornography in the last year. On December 4, 2009, the MIIT and other three government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (or the Anti-Pornography Notice) to further crackdown on online pornography. Pursuant to this Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. We have deleted all Webpages with allegedly vulgar material from our relevant channels and communities. In addition, we have strengthened our internal censorship and supervision of links and content uploaded by the users. We have not, to date, received any penalty from the PRC government in this regard. However, there is no assurance that content considered vulgar by PRC government agencies will not appear in the future. In the event that we are accused by the government of hosting vulgar content, our reputation could be adversely affected.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Sohu Era, Sohu Media, Sohu Software, Sogou Technology, Go2Map Software, and AmazGame are WFOEs, which are enterprises incorporated in China and wholly-owned by our indirect subsidiary, Sohu Hong Kong. Those WFOEs are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

The laws and regulations governing the online game industry in China are evolving and subject to future changes. We may fail to obtain or maintain all applicable permits and approvals.

The online game industry in China is highly regulated by the PRC government. Various regulatory authorities of the PRC central government, such as the State Council, the MIIT, GAPP, the MOC and the Ministry of Public Security, are empowered to issue and implement regulations governing various aspects of the online game industry.

We are required to obtain applicable permits or approvals from different regulatory authorities in order to operate our MMORPGs. For example, as an online game operator in China, Changyou must obtain an Online Cultural Operating Permit from the MOC and an Internet publishing license from GAPP in order to distribute games through the Internet and, under the GAPP Notice, Changyou must also obtain additional approval from GAPP for any upgrade, expansion pack or new version of any existing game that has previously been approved by GAPP. If Changyou fails to maintain any of its permits or approvals or to apply for permits and approvals on a timely basis, Changyou may be subject to various penalties, including fines and the discontinuation or restriction of our online game operations.

As the online game industry is at an early stage of development in China, new laws and regulations may be adopted from time to time to require additional licenses and permits other than those Changyou currently have, and address new issues that arise. In addition, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the online game industry. For example, there is ambiguity on the regulatory authority and responsibilities between GAPP and the MOC in regulating online games and, as a result, there may be overlapping approval requirements with respect to the same aspect of our games or our game operation. We cannot assure you that we will be able to obtain timely, or at all, required licenses or any other new license required in the future. We cannot assure you that we will not be found in violation of any current PRC laws or regulations should their interpretations change, or that we will not be found in violation of any future PRC laws or regulations.

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail. Due to the materiality of certain contracts to our business, such as our online game license agreements with Louis Cha regarding our rights to develop and operate TLBB and DMD, any dispute involving such contracts, even without merit, may materially and adversely affect our reputation and our online game business operations, and may cause the price of our shares to decline.

Recent regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In October 2005, SAFE promulgated Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, that states that if PRC residents use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under this regulation, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

We have requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. We attempt to comply, and attempt to ensure that our shareholders who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any future failure by any of our shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on our subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in these subsidiaries.

SAFE rules and regulations may limit our ability to transfer the net proceeds from Changyou’s initial public offering to Gamease, our VIE in the PRC, which may adversely affect the business expansion of Gamease, and we may not be able to convert the net proceeds from Changyou’s initial public offering into RMB to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. The notice requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer the net proceeds from Changyou’s initial public offering to Changyou’s VIE Gamease through Changyou’s subsidiary in the PRC, which may adversely affect the business expansion of Gamease, and we may not be able to convert the net proceeds from Changyou’s initial public offering into RMB to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with recent PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by SAFE on January 5, 2007, which both have taken effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to complete certain other procedures and transactional foreign exchange matters upon the examination by, and approval of, SAFE. We and our employees who are PRC citizens and have been granted stock options or restricted share units, or issued restricted shares are subject to the Stock Option Rule. We and our employees intend to make such application and complete all the requisite procedures in accordance with the Stock Option Rule. However, we cannot assure you that we can complete all the procedures in a timely manner. If the relevant PRC regulatory authority determines that our PRC employees who hold such options, restricted share units or restricted shares or their PRC employer fail to comply with these regulations after our listing, such employees and their PRC employer may be subject to fines and other legal sanctions.

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because most of our operating and/or fixed assets are located outside the United States.

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

If the status of the PRC subsidiary and VIE as “New Technology Enterprise” or “Software Enterprise” are revoked, we may have to pay additional taxes to make up any previously unpaid tax and may be subject to a higher tax rate, which may materially and adversely affect our results of operations.

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

The Corporate Income Tax Law also provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for enterprises which were qualified as “New Technology Enterprise” under the previous income tax laws and were established before March 16, 2007, if they continue to meet the criteria for New Technology Enterprises after January 1, 2008. The grandfather provision allows these enterprises continue to enjoy their unexpired tax holiday provided by the previous income tax laws and rules. In the year of 2009, Sohu Era, Sohu Media, Sogou Technology, Sohu Internet and Sogou Information were New Technology Enterprises and Sohu Media, Sogou Technology and Sogou Information enjoyed their unexpired tax holidays.

In addition, the Corporate Income Tax Law provides that “Software Enterprise” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% tax reduction to rate of 12.5% for the subsequent three years. In the year of 2009, AmazGame and Gamease, conducting our online game business, were Software Enterprises and enjoyed 12.5% tax rate in 2009 and subsequent two years under the new Corporate Income Tax Law and the relevant regulations.

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

Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC withholding tax.

The Corporate Income Tax Law imposes, amongst others, that a maximum withholding tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent that such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the Implementing Regulations for the PRC Corporate Income Tax Law. A lower withholding tax rate will be applied if there is a tax treaty arrangement between China and the jurisdiction of the foreign holding companies, such as Hong Kong, which will be taxed at 5%. Most of our China-based subsidiaries are invested by immediate foreign holding companies in Hong Kong. All of these foreign-invested enterprises are subjected to the withholding tax from January 1, 2008. In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and we accrued a withholding tax of approximately $5.0 million based on a 5% withholding tax rate. Except for this, since we intend to reinvest our earnings to further expand our businesses in China, our foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2009, we have not recorded any other withholding tax on the retained earnings of our foreign-invested enterprises in China.

We may be deemed a PRC resident enterprise under the Corporate Income Tax Law and be subject to PRC taxation on our worldwide income.

The Corporate Income Tax Law provides that enterprises established outside of China whose “de facto management bodies” are located within China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income (including dividend income received from subsidiaries). Under the Implementing Regulations for the Corporate Income Tax Law, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC-resident enterprise. If we were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and the results of operations, although dividends distributed from our PRC subsidiaries to us could be exempted from Chinese dividend withholding tax, since such income is exempted under the new Corporate Income Tax Law for PRC-resident recipients.

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

We may suffer currency exchange losses if the RMB depreciates relative to the U.S. Dollar.

Our reporting currency is the U.S. Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the U.S. dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the U.S. Dollar, our revenues as expressed in our U.S. Dollar financial statements will decline in value. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2007, the trading price of our common stock ranged from a low of $20.94 per share to a high of $64.83 per share. During 2008, the trading price of our common stock ranged from a low of $34.10 per share to a high of $91.50 per share. During 2009, the trading price of our common stock ranged from a low of $37.41 per share to a high of $72.29 per share. On February 25, 2010, the closing price of our common stock was $49.06 per share.

In addition, the Nasdaq Global Select Market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, and particularly Internet-related companies.

The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted share options or other stock awards.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our Chief Executive Officer, Dr. Zhang, beneficially owns approximately 20% of the outstanding shares of our common stock and is our largest stockholder. Our Chief Executive Officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 22% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

Changyou’s initial public offering could have an adverse impact on Sohu

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

•

We cannot assure you that Changyou’s initial public offering will result in increase for our shareholders in the market value of their holdings in our company sufficient to offset the reduction in our interest in Changyou resulting from the initial public offering. In addition, the market price of our common stock could be volatile than our common stock would have been if the initial public offering had not occurred.

•

As Sohu Group has two listed companies, Sohu.com Inc. and Changyou.com Limited, which are regarded as separate legal entities for U.S. tax purposes, certain transactions between these two companies as well as between their subsidiaries and VIEs might expose Sohu.com Inc. to 34% or 35% U.S. tax. Moreover, certain transactions of Changyou and its subsidiaries and VIEs, for example, investing in U.S. properties, might also expose Sohu.com Inc. to the U.S. tax risk that these will be treated as taxable transactions.

•	If Changyou pays dividends, as one of the shareholders of Changyou, Sohu.com Inc. might be subject to U.S. tax at 34% or 35% for the dividends received.

•

Under certain circumstances, when Sohu sells Changyou American depositary shares originally held by Sohu at a price higher than its U.S. tax basis, a portion of the proceeds will be subject to U.S. tax at 34% or 35%.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in the Sohu.com Internet Plaza in the Zhongguancun area of Beijing, China. We purchased the premises, with space of approximately 18,265 square meters, in February 2007 at a cost of approximately $35.3 million. In August 2009, Changyou purchased an office building in Beijing, with space of approximately 14,950 square meters at a cost of approximately $33.4 million. In November 2009, Sohu entered into an agreement to purchase an office building to be built in Beijing, which is to serve as Sohu’s headquarters, for a purchase price of approximately $110 million. The construction is expected to be completed by the end of 2012.

As of December 31, 2009, we leased office space in Beijing and Tianjin of approximately 4,500 square meters to accommodate increased headcount. We also lease sales and marketing office space in Shanghai, Guangzhou, Fuzhou, Wuhan, Chengdu, Tianjin, Chongqing, Hangzhou, Nanjing, Shijiazhuang, Shenyang and Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

In March 2008 four companies, Sony BMG, Warner Music, Universal Music and Gold Label Entertainment, commenced lawsuits against us in the Beijing No. 1 Intermediate People’s Court alleging that we have provided music search links and download services for songs in which they own copyrights, and that provision of these links and services infringed their copyrights. The aggregate damages claimed in these lawsuits are approximately $7.5 million. The lawsuits are in the preliminary phase and we are assessing the plaintiffs’ claims. Although an initial judgment has been in our favor as to most aspects of the case, both parties have the right to appeal to the higher court and therefore the judgment has not yet come into effect. We believe that the lawsuits will not be concluded at this stage of the proceedings, and that therefore we cannot predict the outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with final judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

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

No matters were submitted to a vote of our security holders during the last quarter of the year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “SOHU”. Public trading in our common stock commenced on July 12, 2000. The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq Stock Market for the quarters indicated.

	2009		2008
	High	Low	High	Low
First quarter	$51.00	$37.41	$55.35	$35.75
Second quarter	69.54	40.89	91.50	45.30
Third quarter	72.29	55.85	87.99	49.10
Fourth quarter	71.50	51.15	59.40	34.10

The closing price of our common stock on February 25, 2010 as reported by the Nasdaq Global Select Market was $49.06.

Holders

As of February 9, 2010, there were 26 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of beneficial holders represented by these record holders. As of February 9, 2010, the latest practicable date, there were approximately 27,800 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In October 2008, the board of directors approved our repurchase of outstanding shares of our common stock from the open market, on an opportunistic basis, up to $150 million until the end of 2009. In November 2008, we purchased 501,686 shares in the open market at an average price of $39.86 for total consideration of $20 million. In December 2009, we purchased 751,224 shares in the open market at an average price of $53.26 for total consideration of $40 million. In aggregate, as of December 31, 2009, we had repurchased a total of 1,252,910 shares in the open market at an average price of $47.89 for total consideration of $60 million.

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

Through December 31, 2009, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the Nasdaq Stock Market (U.S. companies) Index (or the Nasdaq Market Index) and the Hemscott Group Index for Internet Information Providers (or Hemscott Group Index). The graph covers the period from December 31, 2004 to December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in our common stock, the Nasdaq Market Index and the Hemscott Group Index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Sohu.com Inc.	Hemscott Group Index	Nasdaq Market Index
12/31/2004	100.00	100.00	100.00
12/31/2005	103.56	151.97	102.20
12/31/2006	135.52	148.28	112.68
12/31/2007	307.85	202.28	124.57
12/31/2008	267.31	91.99	74.71
12/31/2009	323.43	187.26	108.56

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

Information used on the graphs was obtained from Morningstar, Inc., a source believed to be reliable.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

In 2005, in order to improve the measurement of performance of each segment, we began allocating Website operating costs to the cost of revenues of each segment based on actual usage, while we had included all of our Website operating costs in cost of revenues of brand advertising in previous years.

In 2006, in order to focus more on our core businesses, we discontinued our unprofitable e-commerce business. As a result, the e-commerce business was accounted for as a discontinued operation and our statements of operations separate the discontinued operation for all periods presented.

In 2007, we adjusted our reportable segments and reclassified our online game results from the others segment to be a separate segment. Accordingly, we reclassified the revenue and cost of revenue of the online game segment for the years prior to 2007 to conform to the classification.

In 2007, in order to better present operating results and enhance comparability with industry peers, we reclassified expenses in relation to game operations to cost of online game revenues, while most of the costs and expenses of online game were related to product development and research prior to 2007. Accordingly, we reclassified expenses in relation to game operations to cost of online game revenues for the years prior to 2007 to conform to the classification.

In 2009, we renamed minority interest to noncontrolling interest and reclassified it in our consolidated balance sheets from the mezzanine section between liabilities and equity to a separate line item in equity in accordance with U.S. GAAP. Accordingly, we applied these presentation requirements retrospectively for all periods presented for comparability.

In 2009, we adjusted our business grouping from advertising business and non-advertising business to advertising business (composed of brand advertising and sponsored search), online game business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2009 to conform to the current year classification.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Advertising	$185,625	$175,937	$119,216	$91,758	$70,897
Online game	267,585	201,845	42,096	8,525	5,809
Wireless and Others	62,029	51,269	27,622	33,953	27,841

Total revenues	515,239	429,051	188,934	134,236	104,547
Cost of revenues:
Advertising	69,821	66,259	44,377	28,457	17,688
Online game	17,505	14,567	7,113	3,895	2,732
Wireless and Others	36,069	26,488	13,273	16,011	12,897

Total cost of revenues	123,395	107,314	64,763	48,363	33,317

Gross profit	391,844	321,737	124,171	85,873	71,230

Operating expenses:
Product development	56,943	49,713	25,443	17,651	12,832
Sales and marketing	93,498	84,691	47,506	28,532	20,110
General and administrative	36,624	22,695	17,418	13,092	10,153
Amortization of intangible assets	388	796	1,093	1,993	1,948

Total operating expenses	187,453	157,895	91,460	61,268	45,043

Operating profit	204,391	163,842	32,711	24,605	26,187

Other income (expense)	342	(535)	887	477	2,447
Interest income and exchange difference	5,001	4,288	2,793	3,216	2,500

Income before income tax expense	209,734	167,595	36,391	28,298	31,134
Income tax expense	33,745	9,009	1,487	1,579	11

Income from continuing operations	175,989	158,586	34,904	26,719	31,123
Gain (loss) from discontinued e-commerce operations	446	—	(20)	(841)	(1,342)

Net income	176,435	158,586	34,884	25,878	29,781
Less: Net income (loss) attributable to the noncontrolling interest	28,602	(51)	(47)	(7)	—

Net income attributable to Sohu.com Inc.	$147,833	$158,637	$34,931	$25,885	$29,781

Basic net income per share attributable to Sohu.com Inc.	$3.86	$4.16	$0.94	$0.70	$0.82

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,294	38,168	37,133	36,730	36,309

Diluted net income per share attributable to Sohu.com Inc.	$3.57	$4.06	$0.90	$0.68	$0.77

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,969	39,117	38,919	39,105	39,680

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$563,782	$314,425	$122,706	$124,756	$119,091
Investments in marketable debt securities	—	—	—	4,942	13,995
Restricted cash	—	2,671	4,324	4,774	991
Working capital	470,676	248,063	85,702	61,909	116,962
Total assets	828,273	521,876	290,517	253,591	239,681
Zero coupon convertible senior notes	—	—	6	59,780	74,780
Total liabilities	150,497	130,782	71,613	97,575	109,833
Noncontrolling interest	67,995	5,148	7	53	—
Total shareholders’ equity	677,776	391,094	218,904	156,016	129,848

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu is a leading Internet company in China, providing hundreds of millions of Chinese Internet users with news, information, video content, entertainment, and communication. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China. Substantially all of our operations are conducted through our indirect wholly and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

Our Business

Our businesses mainly consist of advertising (composed of brand advertising and sponsored search), online game (conducted via Changyou.com Limited, “Changyou”), and wireless business, among which brand advertising and online game are our two core businesses.

Starting from 2003, our online game business has developed from nascency to become one of the top massively multi-player online role-playing game (“MMORPG”) operators in China. Its success was further endorsed by the carve-out and initial public offering of our MMORPG subsidiary Changyou (Nasdaq: CYOU) in April 2009. The successful initial public offering has provided Changyou with the platform and resources to become a leading company in the MMORPG industry, and has enabled Changyou to compete head to head with first tier players. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interests reflecting the shares held by the shareholders other than Sohu. During the second quarter through fourth quarter of 2009, treating all existing restricted shares and restricted share units as fully vested, Sohu owned approximately 66% of the economic interest in Changyou, with the remaining 34% of the economic interest in Changyou owned by Changyou’s shareholders other than Sohu. We do not expect the percentage of Sohu’s economic interest in Changyou to fluctuate significantly, given that Sohu does not have any plan to sell any additional shares in Changyou in the foreseeable future. For detailed information Changyou’s initial public offering and shareholding structure, please see Note 2 — Changyou Transactions.

For the year ended December 31, 2009, our total revenues increased by 20% to $515.2 million, gross margin increased from 75% to 76%. Our brand advertising business generated revenues of $177.1 million with 5% annual growth, representing 34% of total revenues. Our online game business generated revenues of $267.6 million with 33% annual growth, representing 52% of total revenues. In 2009, our net income before deducting the economic interest in Changyou attributable to the shareholders other than Sohu was $176.4 million, compared to $158.6 million in 2008. In 2009, the net income after deducting the economic interest in Changyou attributable to the shareholders other than Sohu was $147.8 million. Diluted net income per share attributable to Sohu.com Inc was $3.57 in 2009, compared to $4.06 in 2008.

Advertising Business

Our advertising business, including brand advertising services and sponsored search services, offers various products and services to our users (such as free of charge premier content, interactive community, integration search and other competitive Internet services), and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	17173.com, a leading game information portal;

•	focus.cn, a top real estate Website;

•	chinaren.com, a leading online alumni club; and

•	sogou.com, an interactive proprietary search engine.

Brand advertising services provide advertisements on our portal Websites to companies seeking to increase their brand awareness online. Sponsored search services provide priority placements in our search directory and pay-for-click services to customers, especially small and medium-sized enterprises.

Online Game Business

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of one of our games, Tian Long Ba Bu (“TLBB”). TLBB, which was launched in May 2007, was ranked by International Data Corporation (“IDC”) in 2008 as the fourth most popular online game overall in China and the second most popular online game in China among locally-developed online games. Changyou engages in the development, operation and licensing of our MMORPGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. Changyou currently operates three MMORPGs, TLBB, which we developed in-house, Blade Online (“BO”), which we licensed from third parties, and Blade Hero 2 (“BH 2”, the sequel to BO). For the three months ended December 31, 2009, these games had approximately 80.9 million aggregate registered accounts, 2.4 million aggregate active paying accounts, 990,000 aggregate peak concurrent users and average revenue per active paying account of Renminbi (“RMB”)196.

Changyou has five MMORPGs in the pipeline, with different graphic styles, themes and features to appeal to different segments of the online game player community. Games in our pipeline include Duke of Mount Deer (“DMD”), which we are developing in-house, Zhong Hua Ying Xiong (“ZHYX”), Da Hua Shui Hu (“DHSH”), Immortal Faith (“IF”) and the Legend of Ancient World (“LAW”), all of which we licensed from third parties.

Changyou operates our current games under the item-based revenue model, meaning that game players can play our games for free, but may choose to pay for virtual items to enhance the game-playing experience. Game players purchase prepaid game cards or game points, which are used to purchase virtual items. Changyou sells our prepaid game cards to approximately 100 regional distributors throughout China, who in turn sub-distribute the prepaid game cards to numerous retail outlets, including Internet cafés and various Websites, newsstands, software stores, book stores and retail stores. Changyou also directly sells game points to game players through our online sales platform.

As aforementioned, on April 7, 2009, Changyou completed its initial public offering on the Nasdaq Global Select Market, trading under the symbol “CYOU”.

Agreements between Sohu and Changyou

The following are summaries of a Master Transaction Agreement, a Non-Competition Agreement, and a Marketing Services Agreement between Sohu and Changyou:

Master Transaction Agreement

The Master Transaction Agreement contains key provisions relating to Changyou’s carve-out from Sohu. The Master Transaction Agreement provides for cross-indemnities that generally will place the financial responsibility on Changyou for all liabilities associated with the current and historical MMORPG business and operations transferred to Changyou, and generally will place on Sohu the financial responsibility for liabilities associated with all of Sohu’s other current and historical businesses and operations, in each case regardless of the time those liabilities arise. The Master Transaction Agreement also contains indemnification provisions under which Changyou and Sohu indemnify each other with respect to breaches of the Master Transaction Agreement or any related inter-company agreement.

In addition to Changyou’s general indemnification obligations described above relating to the current and historical Sohu business and operations, Changyou have agreed to indemnify Sohu against liabilities arising from misstatements or omissions in the prospectus for Changyou’s initial public offering or the registration statement of which it is a part, except for misstatements or omissions relating to information that Sohu provided to Changyou specifically for inclusion in the prospectus or the registration statement of which it forms a part. Changyou also have agreed to indemnify Sohu against liabilities arising from any misstatements or omissions in Changyou’s periodic SEC filings and from information Changyou provide to Sohu specifically for inclusion in Sohu’s annual or quarterly reports, but only to the extent that the information pertains to Changyou or Changyou’s business or to the extent Sohu provides Changyou prior written notice that the information will be included in Sohu’s annual or quarterly reports and the liability does not result from the action or inaction of Sohu.

In addition to Sohu’s general indemnification obligations described above relating to the current and historical Sohu business and operations, Sohu will indemnify Changyou against liabilities arising from misstatements or omissions with respect to information that Sohu provided to Changyou specifically for inclusion in the prospectus for Changyou’s initial public offering or the registration statement of which it is a part. Sohu will also indemnify Changyou against liabilities arising from information Sohu provides to Changyou specifically for inclusion in Changyou’s periodic SEC filings, but only to the extent that the information pertains to Sohu or Sohu’s business or to the extent Changyou provide Sohu prior written notice that the information will be included in Changyou’s periodic SEC filings and the liability does not result from Changyou’s action or inaction.

For liabilities arising from events occurring on or before the date of the prospectus for Changyou’s initial public offering, the Master Transaction Agreement contains a general release. Under this provision, Changyou release Sohu and its subsidiaries, variable interest entities (“VIEs”), successors and assigns, and Sohu will release Changyou and Changyou’s subsidiaries, VIEs, successors and assigns, from any liabilities arising from events between Changyou on the one hand, and Sohu on the other hand, occurring on or before the date of the prospectus, including in connection with the activities to implement Changyou’s initial public offering. The general release does not apply to liabilities allocated between the parties under the Master Transaction Agreement or the other inter-company agreements or to specified ongoing contractual arrangements.

Furthermore, under the Master Transaction Agreement, Changyou have agreed to use its reasonable best efforts to use the same independent certified public accounting firm selected by Sohu and to maintain the same fiscal year as Sohu until such time as Sohu no longer owns at least a majority of Changyou’s voting securities. Changyou also have agreed to use its reasonable best efforts to complete the audit and provide Sohu with all financial and other information on a timely basis so that Sohu may meet its deadlines for its filing annual and quarterly financial statements.

Non-Competition Agreement

Under the Non-Competition Agreement, Sohu has agreed, until the later of three years after Sohu no longer owns in the aggregate at least 10% of the voting power of Changyou’s then outstanding voting securities and five years after March 17, 2009, the date that the registration statement for Changyou’s initial public offering was first publicly filed with the SEC, or the non-competition period, that it will not compete with Changyou in the MMORPG business anywhere in the world. Changyou have agreed during the non-competition period not to compete with Sohu in the Internet portal, search, mobile value-added services and games business, and any other businesses, except MMORPGs and related support services, conducted or contemplated to be conducted by Sohu as of the date of the prospectus for Changyou’s initial public offering. Sohu is entitled to continue to provide links to MMORPGs and other games, including to those of Changyou’s competitors, that it provides on its 17173.com website. In addition, both parties have agreed not to solicit the employees of the other party.

Marketing Services Agreement

The Marketing Services Agreement provides that Sohu will provide certain rights and services to Changyou, including marketing services and Sohu’s PEAK system for the distribution of Changyou’s virtual prepaid game cards. The agreement further provides for the license from Sohu to Changyou of certain domain names, permits Changyou to co-brand Changyou’s games with the Sohu name and logos, and allows Changyou to identify Changyou as a member of the Sohu Group. The agreement will terminate upon the later of the date that is three years after the first date upon which Sohu ceases to own in the aggregate at least 10% of the voting power of the then outstanding securities of Changyou and the fifth anniversary of March 17, 2009.

Loans Outstanding between Changyou and Sohu.com Limited

Changyou received loans in the amount of $5.0 million and $3.5 million from Sohu.com Limited in September 2007 and December 2008, respectively. The $5.0 million loan made in 2007 was advanced by Sohu to fund the establishment of AmazGame, and the $3.5 million loan made in 2008 was advanced to provide for working capital needs of Changyou HK. The loans were repaid in April 2009.

Amounts Changyou Due to/from Sohu

Changyou’s intercompany payables to Sohu, arising mainly from expenses charged from Sohu for sales and marketing services provided to Changyou, amounted to $5.0 million as of December 31, 2009, compared to $10.8 million as of December 31, 2008. Changyou’s intercompany payables to Sohu, arising mainly from assets transferred from and services provided by Sohu in 2007, amounted to $21.7 million as of December 31, 2007. Intercompany receivables from Sohu, arising mainly from customer advances collected by Sohu on Changyou behalf, were $0.3 million, $8.5 million and $8.8 million as of December 31, 2009, 2008 and 2007, respectively. These balances are interest free and settleable on demand, and are measured at the amount of consideration established and agreed to by the related parties, which approximates amounts that would be charged to third parties.

Wireless and Others Businesses

Our wireless and others businesses mainly consist of the wireless business, which offers value-added services for mobile phone users such as news, weather forecasts, chatting, entertainment information and mobile phone ringtone and logo downloads.

Economy and Industry

The Chinese economy began to experience a slowing growth rate during the global financial crisis in the latter half of 2008. In 2009, the Chinese government carried out a series of stimulus plans and the Chinese economy recovered gradually with GDP growth exceeding 8%. Heading into 2010, it is uncertain how strong the economy recovery in China will be and how long it will take the economy to go back to normal. However, we believe we are well positioned to capitalize on the economy recovery. For the portal business, we are focusing on our long-term strategic vision to make Sohu one of the most powerful mainstream media platforms in China. We believe a modest macro environment provides great media-driven opportunity for us. Moreover, our online game business has been more resilient to the weak economic condition and continues to show growth momentum. This more than offsets any temporary impact on our portal business brought on by the economy weakness.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the revenue recognition, the share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, allowance for doubtful accounts, assessment of impairment for long-lived assets and goodwill, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Advertising Revenues

Advertising revenues include revenues from brand advertising services and sponsored search services. Advertising revenue is recognized after deducting agent rebates and applicable business tax. The advertising revenue recognition involves certain management judgments. The amount and timing of our advertising revenues could be materially different for any period if management made different judgments or utilized different estimates. We do not enter into advertising-for-advertising barter transactions.

Brand Advertising Revenues

For brand advertising revenues, a contract is signed to establish the fixed price and advertising services to be provided. Based on the contracts, we provide advertisement placements on our different Website channels and/or in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration.

For brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the customer to assess the collectability of the contract. For those contracts for which the collectability was assessed as reasonably assured, we recognize revenue ratably over the period during which the advertising services were provided and when all revenue recognition criteria were met. For those contracts for which the collectability was assessed as not reasonably assured, we recognize revenue only when the cash was received and all revenue recognition criteria were met. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.

As one kind of brand advertising services, sponsorship service is similar to other brand advertising services but generally with larger amount and for a longer contractual period. Sponsorship service may allow advertisers to sponsor a particular area on our Websites, and may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Sponsored Search Revenues

Sponsored search services mainly include priority placements services and pay-for-click services. The priority placements services are placed in our search directory and are normally provided for a fixed fee over the service period of the contracts. Pay-for-click services mainly consist of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Sponsored search contracts are normally for relatively small amounts and are signed with small and medium-sized enterprises.

Revenue for the priority placements services is normally recognized on a straight-line basis over the contract period provided our obligations under the contract have been met and all revenue recognition criteria have been met. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. The priority of the display of text-based links is based on the bidding price of different advertisers.

Online Game Revenues

Game Operation Revenues

We earn revenues from our current MMORPG operations by providing online services to game players pursuant to the item-based revenue model. For periods prior to our upgrading and re-launching of BO in December 2006, we operated BO under the time-based revenue model, where game players are charged based on the time they spend playing the game. Under the item-based revenue model, game players play games free of charge and are charged for purchases of virtual items.

Under both the item-based and the time-based revenue models, proceeds received from sales of prepaid cards are initially recorded as receipts in advance.

Proceeds from sale of prepaid cards to distributors are deferred when received and, for the item-based revenue model, revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. For the time-based revenue model, revenue is recognized based upon the actual usage of time units by the game players. The revenues are recorded net of business tax, sales discounts and rebates to our distributors.

Under our item-based revenue model, game players can access our games free of charge, but may purchase consumable virtual items, including those with a pre-determined expiration time, such as three months, or perpetual items, such as certain costumes that stay bound to a game player for the life of the game. Revenues in relation to consumable virtual items are recognized as they are consumed, as our services in connection with these items have been fully rendered to our game players as of that time. Revenues in relation to perpetual virtual items are recognized over their estimated lives. We will provide continuous online game services in connection with these perpetual virtual items until they are no longer used by our game players. We have considered the average period that game players typically play our games and other game player behavior patterns to arrive at our best estimates for the lives of these perpetual virtual items. We have also considered that the estimated lives of perpetual virtual items may be affected by various factors, including the acceptance and popularity of expansion packs, promotional events launched and market conditions. However, given the relatively short operating history of our games, and of our most popular game TLBB in particular, our estimate of the period that game players typically play our games may not accurately reflect the estimated lives of the perpetual virtual items. We have adopted a policy of assessing the estimated lives of perpetual virtual items on a quarterly basis. All paying users’ data collected since the launch of the games are used to perform the relevant assessments. Historical behavior patterns of these paying users during the period between their first log-on date and last log-on date are used to estimate the lives of perpetual virtual items. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods become longer and we continue to gain more operating history and data. Any adjustments arising from changes in the estimates of the lives of perpetual virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Any changes in our estimate of lives of perpetual virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

Overseas Licensing Revenues

We also derive online game revenues from licensing our games in other countries and territories. The licensing agreements provided for two revenue streams, an initial license fee and a monthly revenue-based royalty based on monthly revenues from the games. The initial license fee consists of both a fixed amount and additional amounts receivable upon achieving certain sales targets. Since we are required to provide when-and-if-available upgrades to the licensees during the license period, both the fixed portion and the additional portion of the initial license fee are recognized ratably as revenue over the license period. The fixed portion of the initial license fee is recognized ratably over the remaining license period from the date the game is launched, and the additional portion of the initial license fee is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly usage-based royalty fee is recognized when earned, provided that collectability is reasonably assured.

Wireless and Others Revenues

Our wireless and others revenues are mainly from our wireless business.

Wireless revenues are derived from a wide range of wireless products focused on entertainment, information and communications, such as short messaging services (“SMS”), Ring Back Tone (“RBT”), Wireless Application Protocol (“WAP”), multi-media messaging services (“MMS”) and interactive voice response (“IVR”). We mainly offer news, weather forecasts, chatting, entertainment information, mobile phone ring tones, and logo downloads and various other mobile related services to mobile phone users through contracts signed with third party mobile network operators.

Wireless service fees are charged on a monthly or per message/download basis. Due to the technical issues with the operator’s network, we might unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate”, which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, we rely on China mobile network operators to provide us the billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not provided us the monthly billing confirmations, we use the information generated from our internal system as well as the historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. In the later period when we get the actual billing confirmation, we then record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates, the differences between the actual facts and our estimations may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended December 31, 2009, 74% of our estimated wireless revenues were confirmed by the monthly billing confirmations received from the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to us.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factors are whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction and the specific requirement of each contract. Currently, we have the primary responsibility for fulfillment and acceptability of the wireless services, and as such a majority of our wireless revenues are recorded on a gross basis. To the extent we are acting as a principal in a transaction, we report as revenue the payments received on a gross basis, and report as costs of revenue the amounts attributable to services provided by mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis as revenue the payments received less commission and other payments to third parties. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating terms of the arrangement. The related commissions and/or other payments to third parties are recorded as costs or expenses.

Share-based Compensation Expense

Share-based compensation expense is for share awards, including ordinary shares, share options, restricted shares and restricted share units granted by Sohu.com Inc. and Changyou.com Limited to their employees and directors. Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share awards on their grant dates.

For share awards granted by Sohu.com Inc., in determining the fair value of share options granted, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the fair value of the underlying shares on the grant dates is applied.

For share awards granted by Changyou.com Limited, in determining the fair value of the ordinary shares, restricted shares and restricted share units granted in 2008, the income approach/discounted cash flow method with a discount for lack of marketability is applied given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the fair value of the underlying shares on the grant dates is applied.

Share-based compensation expense for the ordinary shares granted is fully recognized in the quarter during which these ordinary shares are granted. Share-based compensation expense for share options, restricted shares and restricted share units granted is recognized on an accelerated basis over the requisite service period. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and the related compensation expense is not recorded for that number of awards.

The assumptions used in share-based compensation expense recognition represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change or different assumptions are used, our share-based compensation expense could be materially different for any period. Moreover, the estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us for accounting purposes.

Income Taxes and Uncertain Tax Positions

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized.

Our deferred tax assets are related to net operating losses of Sohu.com Inc. that would be subject to Corporate Income Tax in the United States (“U.S. Corporate Income Tax”), and net operating losses and temporary differences between accounting and tax basis for our China-based subsidiaries and variable interest entities (“VIEs”). Since substantially all of our income is earned through China-based subsidiaries and VIEs, and in the foreseeable future we do not intend to repatriate income to the United States (“U.S.”) where it would be subject to U.S. Corporate Income Tax, except that, under certain circumstances, we may repatriate to the U.S. income that will be subject to U.S. Alternative Minimum Tax. In the foreseeable future, it is more likely than not that the deferred tax assets resulting from the net operating losses of Sohu.com Inc. will not be realized. Hence, we recorded a valuation allowance against our gross deferred tax assets in order to reduce the deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

Uncertain Tax Positions

In order to assess uncertain tax positions, we apply a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the portion of economic interest in Sohu.com Inc.’s majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to Sohu.com Inc. Currently, the NCI in our consolidated financial statements consist of NCI for Changyou and 21 East Beijing, New 21 East and 21 East Hong Kong (collectively “21 East”).

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards using the treasury stock method and shares issuable upon the conversion of zero coupon convertible senior notes using if-converted method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

(a)	the percentage of the total economic interest in Changyou held by Sohu, and

(b)	the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise of share-based awards.

Allowance for Doubtful Accounts Receivable

Our management makes estimations for the collectability of our accounts receivable. In estimating the general allowance, many factors are considered including but not limited to reviewing delinquent accounts receivable, performing aging analysis and customer credit analysis, analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of our customers or mobile network operators deteriorate or the mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to us.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and other assets.

Fixed assets comprise computer equipment and hardware, office building, investment properties, leasehold improvements, vehicles and office furniture. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives.

Intangible assets primarily comprise computer software, domain names, trademarks, marketing rights, operating rights for licensed games and customer lists purchased from unrelated third parties. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives. The weighted average amortization period for intangible assets is five years.

Other assets primarily include prepaid content fees, prepaid license fees and rental deposits. We amortize the content fees and license fees over the terms of the related contracts.

Management’s judgment is required in the assessment of the useful lives of long-lived assets, and is required in the measurement of impairment. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets using the projected discounted cash flow method. The estimation of future cash flows requires significant management judgment based on our historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in our business model is determined by our management. An impairment charge would be recorded if we determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in our subsidiaries and VIEs. Goodwill is not depreciated or amortized but is tested for impairment at reporting unit level (business segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying value. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is U.S. dollar. The functional currency of our subsidiaries and VIEs in the PRC, United Kingdom of Great Britain, Malaysia and Korea are RMB, Great Britain Pound, Malaysian Ringgit and Korean Won, respectively, while the functional currency of our subsidiaries in U.S.

Foreign Currency Translation

Assets and liabilities of our China-based subsidiaries and VIEs are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

RESULTS OF OPERATIONS

In 2006, in order to focus more on our core businesses, we discontinued our unprofitable e-commerce business. As a result, the e-commerce business was accounted for as a discontinued operation and our statements of operations separate the discontinued operation for all periods presented.

In 2007, we adjusted our reportable segments and reclassified our online game results from the others segment to be a separate segment. Accordingly, we reclassified the revenue and cost of revenue of the online game segment for the years prior to 2007 to conform to the classification.

In 2007, in order to better present operating results and enhance comparability with industry peers, we reclassified expenses in relation to game operations to cost of online game revenues, while most of the costs and expenses of online game were related to product development and research prior to 2007. Accordingly, we reclassified expenses in relation to game operations to cost of online game revenues for the years prior to 2007 to conform to the classification.

In 2009, we adjusted our business grouping from advertising business and non-advertising business to advertising business (composed of brand advertising and sponsored search), online game business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2009 to conform to the current year classification.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated:

	Year ended December 31,
	2009		2008		2007		09 VS 08	08 VS 07
	(in thousands, except percentages)
Revenues:
Advertising:
Brand advertising	$177,073	34%	$169,268	39%	$112,106	59%	$7,805	$57,162
Sponsored search	8,552	2%	6,669	2%	7,110	4%	1,883	(441)

Subtotal of advertising revenues	185,625	36%	175,937	41%	119,216	63%	9,688	56,721

Online game	267,585	52%	201,845	47%	42,096	22%	65,740	159,749
Wireless and others	62,029	12%	51,269	12%	27,622	15%	10,760	23,647

Total revenues	$515,239	100%	$429,051	100%	$188,934	100%	$86,188	$240,117

Total revenues were $515.2 million for 2009, compared to $429.1 million and $188.9 million for 2008 and 2007, respectively. The year-on-year increase in total revenues for 2009 and 2008 was $86.2 million and $240.1 million, respectively. The increases in total revenues were mainly attributable to brand advertising revenues and online game revenues.

Advertising Revenues

Advertising revenues were $185.6 million for 2009, compared to $175.9 million and $119.2 million for 2008 and 2007, respectively. The year-on-year increase in advertising revenues for 2009 and 2008 was $9.7 million and $56.7 million, respectively. The increase was mainly attributable to brand advertising revenues. We do not enter into advertising-for-advertising barter transactions for these three years.

Brand Advertising Revenues

Brand advertising revenues were $177.1 million for 2009, compared to $169.3 million and $112.1 million for 2008 and 2007, respectively. The year-on-year increase in brand advertising revenues for 2009 and 2008 was $7.8 million and $57.2 million, respectively. The increase was mainly due to increased advertising dollars from existing advertisers and to a lesser extent an increased number of advertisers. Sales to our five largest advertisers comprised approximately 15% of total brand advertising revenues for 2009, compared to 15% and 14% for 2008 and 2007, respectively.

For the years ended December 31, 2009, 2008 and 2007, the value of brand advertising services provided by our brand advertising segment to our online game segment (conducted via Changyou) were approximately $20 million, $30 million and $18 million, respectively. No revenue and/or expense were recognized in Sohu’s consolidated statements of operations as all intercompany transactions were eliminated.

For the years ended December 31, 2009, 2008 and 2007, we recorded brand advertising revenues of approximately $1.2 million, $1.6 million and $1.0 million, respectively from NetDragon Websoft Inc. (or NetDragon), which is also known as Fujian Tian Qing Digital Co., Ltd. (or Fujian Tian Qing) in connection with its advertisements on our 17173.com Website. Those advertising services are provided pursuant to a three-year advertising framework agreement which has expired in November 2009. NetDragon was the previous owner of 17173.com Website from whom we acquired this Website.

As of December 31, 2009, 2008 and 2007, we recorded $1.5 million, $5.2 million and $1.4 million of receipts in advance from advertisers, respectively.

We expect brand advertising revenue to increase in 2010 compared to 2009.

Sponsored Search Revenues

Sponsored search revenues were $8.5 million for 2009, compared to $6.6 million and $7.1 million for 2008 and 2007, respectively. The year-on-year increase in sponsored search revenues for 2009 was $1.9 million. The year-on-year decrease in sponsored search revenues for 2008 was $0.5 million. The increase in sponsored search revenues for 2009 was mainly due to initial achievements from the adjustment in our sales and product development strategy conducted from 2008. The decrease in sponsored search revenues for 2008 was mainly due to an adjustment in our strategy.

Sponsored search services primarily include priority placements in our search directory and pay-for-click services of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 73% of the total sponsored search revenues for 2009, compared to 47% and 32%, for 2008 and 2007, respectively.

We expect sponsored search revenue to remain at low level in 2010.

Online Game Revenues

Online Game revenues were $267.6 million for 2009, compared to $201.8 million and $42.1 million for 2008 and 2007, respectively. The year-on-year increase in online game revenues for 2009 and 2008 was $65.8 million and $159.7 million, respectively. The increase in online game revenues for 2009 and 2008 were mainly due to increased popularity of our flagship game, TLBB, which we launched in May 2007.

We expect online game revenue to increase in 2010 compared to 2009.

Revenue Sources

The following table sets forth the revenues generated from our game operations in mainland China and overseas licensing (in thousands):

	Year Ended December 31,
	2009	2008	2007
Online game revenues:
Game operations revenues	$259,783	$194,607	$41,751
Overseas licensing revenues	7,802	7,238	345

Total online game revenues	$267,585	$201,845	$42,096

Game Operations Revenues

Our current three MMORPGs, TLBB, BO and BH 2, are free to play and generate revenues using the item-based revenue model through the sale of virtual items that enhance the game-playing experience. Game players can purchase virtual items, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, materials, skill books and fireworks by purchasing prepaid game cards or game points. We initially operated BO under the time-based revenue model and switched to the item-based revenue model in December 2006. We report our game operations revenues after netting business taxes, sales discounts and rebates to our distributors.

Overseas Licensing Revenues

We began licensing our game TLBB to operators outside of China in 2007. We began generating overseas licensing revenues from TLBB in Malaysia and Singapore in April 2009, in Taiwan and Hong Kong in April 2008, and in Vietnam in August 2007. The licenses are for terms of either two years or three years. Under our licensing arrangements, the licensee operators pay us an initial license fee and ongoing royalties based on a percentage of revenues generated by them over the term of the license period.

Our overseas licensing revenues were $7.8 million for 2009, compared to $7.2 million and $345,000 for 2008 and 2007, respectively. The increase was mainly due to increased momentum of TLBB in Vietnam and Malaysia. We expect to expand our licensing of TLBB to additional countries and may decide to license certain of our new MMORPGs overseas after they are launched.

Revenue Collection

Game Operations

We sell virtual and physical prepaid game cards to regional distributors, who in turn sub-distribute to retail outlets, including Internet cafés, various Websites, news stands, software stores, bookstores and retail stores. We typically collect payment from our distributors upon delivery of our prepaid game cards, but only recognize revenues as the virtual items are consumed. We generally offer a sales discount to our prepaid game card distributors based on the popularity of our games. In 2006, prior to the launch of TLBB, we offered a sales discount as high as 20.0%. Since the launch of TLBB in 2007, we offered an initial sales discount at the rate of 15.0%, which has decreased to the current rate of 11.0%, effective as of January 2009. In addition, we offer a discount of 5.0% to our game players who directly purchase virtual prepaid game cards and game points from our online sales system. The sales discount represents the difference between the price at which we sell prepaid game cards to distributors or game players, as the case may be, and the face value of the prepaid game cards or the equivalent of game points.

We also offer rebates in the form of credits on future purchases of prepaid game cards to distributors of our prepaid game cards. Distributors of prepaid game cards will receive a credit on future purchases of our prepaid game cards in an amount equal to 1.0% to 3.0% of the discounted value of our prepaid game cards, provided that the distributors meet certain preset sales conditions. Historically, most of our distributors have met the conditions required to receive these credits. Credits are in the form of free prepaid game cards. We incur transaction costs of 0.4% to 0.9% of the face value of the virtual prepaid game cards or the equivalent of game points by using third-party payment platforms.

The current total discount and rebate rate we typically offer to all of our prepaid game card distributors is approximately 12.0% to 14.0% of the face value of our prepaid game cards. The total discount and transaction costs associated with game players’ use of third-party payment platforms is 5.4% to 5.9% of the face value of the virtual prepaid game cards or the equivalent of game points purchased.

Overseas Licensing

Our overseas licensing revenues consist of an initial license fee and ongoing revenue-based royalties. The initial license fee includes a fixed amount payable upon signing the license agreement and additional license fees payable upon achieving certain sales targets. The ongoing revenue-based royalties are generally determined based on the amount charged to game players’ accounts in a given country or region and sales of ancillary products of the game in such country or region. We typically receive ongoing revenue-based royalties on a monthly basis.

Revenue Recognition

Game Operations

Proceeds received from sales of prepaid game cards form the basis of our revenues and are recorded initially as receipts in advance. Upon activation of the prepaid game cards, proceeds are transferred from receipts in advance to deferred revenues. Proceeds received from online sales of game points directly to game players are recorded as deferred revenues. As of December 31, 2009, we had receipts in advance from distributors and deferred revenues from our game operations of $29.6 million, compared with $19.9 million and $8.1 million as of December 31, 2008 and 2007, respectively.

We recognize revenues when virtual items purchased by game players are consumed. For consumable virtual items, including those with a predetermined expiration time, revenues are recognized as they are consumed, and for perpetual virtual items, revenues are recognized over their estimated lives. In addition, prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenues upon expiration of the cards. In contrast, once the prepaid game cards are activated and credited to a game player’s account, they will not expire as long as the game account remains active. We are entitled to close a game player’s account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive game player’s account are recognized as revenues when the account is closed. For the year ended December 31, 2009, the revenue from expired game cards and inactive game players’ accounts was $236,000.

Overseas Licensing

For the initial license fees receivable under our overseas licensing agreements, we recognize revenues ratably over the remaining license period, during which we are obligated to provide post-sales services such as technical support and provision of updates or upgrades to the licensed games. Unrecognized initial license fees received are recorded as deferred revenues. As of December 31, 2009, such deferred revenues were $0.6 million, compared with $0.8 million and $0.1 million as of December 31, 2008 and 2007, respectively. With respect to the ongoing revenue-based royalties, we recognize revenues when the revenue-based royalties are earned under the terms of the overseas licensing agreements, and the collection of such royalties is probable.

Wireless and Others Revenues

Wireless Revenues

Wireless revenues were $60.8 million for 2009, compared to $47.0 million and $26.3 million for 2008 and 2007, respectively. The year-on-year increase in wireless revenues for 2009 and 2008 was $13.8 million and $20.7 million, respectively. The increase in wireless revenue was mainly due to successful product distribution programs and our continued market development efforts and product diversification.

The increase in wireless revenues for 2009 was mainly contributed by an increase of $7.6 million in IVR revenues, an increase of $5.4 million in SMS revenues, a $2.1 million increase due to reduced revenue in the second quarter of 2008 resulting from business tax provision, and an increase of $1.5 million in RBT revenues, which was offset by a decrease of $2.8 million in MMS and WAP revenues.

The increase in wireless revenues for 2008 was mainly contributed by an increase of $11.4 million in SMS revenues, an increase of $4.9 million in RBT revenues, an increase of $3.2 million in MMS revenues, and an increase of $3.3 million in WAP and IVR revenues, which was offset by certain business tax provision of $2.1 million made in the second quarter of 2008.

We expect wireless revenues to decrease in 2010 compared to 2009, due to mobile network operators tightening their controls over wireless services.

Revenues for Other Services

Other services mainly consist of sales of software to third parties, provision of applications service provider (“ASP”) services, office space rental income and construction of Websites. Revenues for other services were $1.2 million for 2009, compared to $4.3 million and $1.3 million for 2008 and 2007, respectively.

Cost and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated:

	Year ended December 31,
	2009		2008		2007		09 VS 08	08 VS 07
	(in thousands, except percentages)
Cost of revenues:
Advertising:
Brand advertising	$59,451	48%	$59,443	55%	$38,733	60%	$8	$20,710
Sponsored search	10,370	8%	6,816	6%	5,644	9%	3,554	1,172

Subtotal of cost of advertising revenues	69,821	56%	66,259	61%	44,377	69%	3,562	21,882

Online game	17,505	14%	14,567	14%	7,113	11%	2,938	7,454
Wireless and others	36,069	30%	26,488	25%	13,273	20%	9,581	13,215

Total cost of revenues	$123,395	100%	$107,314	100%	$64,763	100%	$16,081	$42,551

Total cost of revenues was $123.4 million for 2009, compared to $107.3 million and $64.8 million for 2008 and 2007, respectively. The year-on-year increase in total cost of revenues for 2009 and 2008 was $16.1 million and $42.5 million, respectively.

Cost of Advertising Revenues

Cost of advertising revenues was $69.8 million for 2009, compared to $66.2 million and $44.4 million for 2008 and 2007, respectively. The year-on-year increase in cost of advertising revenues for 2009 and 2008 was $3.6 million and $21.8 million, respectively.

The increase in cost of advertising revenues for 2009 was related to the increase in cost of sponsored search revenues. The increase in cost of advertising revenues for 2008 was mainly related to the increase in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues includes compensation and related overhead costs for employees, depreciation expenses, content and services purchases, bandwidth leasing costs, and revenue sharing payments to third parties.

Cost of brand advertising revenues was $59.5 million for 2009, compared to $59.4 million and $38.7 million for 2008 and 2007, respectively. Cost of brand advertising revenues for 2009 was in line with that for 2008. The year-on-year increase in cost of brand advertising revenues for 2008 was $20.7 million.

The minor increase in cost of brand advertising revenues for 2009 mainly consisted of a $3.6 million increase in personnel expense, a $3.2 million increase in bandwidth leasing cost to our expanded business, a $0.9 million increase in facility expenses, offset by a $5.7 million decrease in content purchases and a $1.1 million decrease in revenue sharing payments to third parties.

The increase in cost of brand advertising revenues for 2008 mainly consisted of an $8.5 million increase in content purchases surrounding the Beijing 2008 Olympic Games, a $5.7 million increase in personnel expense, a $3.3 million increase in bandwidth leasing cost to our expanded business and a $1.4 million increase in depreciation expense.

Our brand advertising gross margin was 66% for 2009, compared to 65% for both 2008 and 2007.

Cost of Sponsored Search Revenues

Cost of sponsored search revenues mainly consists of depreciation expenses, bandwidth leasing costs, payments to our Website Alliance and personnel costs.

Cost of sponsored search revenues was $10.3 million for 2009, compared to $6.8 million and $5.6 million for 2008 and 2007, respectively. The year-on-year increase in cost of sponsored search revenues for 2009 and 2008 was $3.5 million and $1.2 million, respectively.

The increase in cost of sponsored search revenues for 2009 mainly consisted of a $2.7 million increase in relevant depreciation and bandwidth leasing costs. The increase in cost of sponsored search revenues for 2008 was due to an increase in depreciation and bandwidth leasing costs.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, including share-based compensation expenses, relating to the operation of our games, revenue-based royalty payments to the game developers of our licensed games, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, PRC business tax and value added tax (“VAT”) arose from transactions between Changyou’s subsidiary and VIE.

Cost of online game revenues was $17.5 million for 2009, compared to $14.6 million and $7.1 million for 2008 and 2007, respectively. The year-on-year increase in cost of online game revenues for 2009 and 2008 was $2.9 million and $7.5 million, respectively.

The increase in cost of online game revenues for 2009 mainly consisted of $1.1 million increase in bandwidth leasing costs and a $1.0 million increase in PRC business tax and VAT arose from transactions between Changyou’s subsidiary and VIE. The changes were primarily attributable to the increased popularity of TLBB.

The increase in cost of online game revenues for 2008 mainly consisted of a $2.8 million increase in salary and benefits expenses, a $2.2 million increase in PRC business tax and VAT arose from transactions between Changyou’s subsidiary and VIE, a $1.1 million increase in bandwidth leasing costs and a $1.0 million increase in depreciation expenses. The changes were primarily attributable to the growth of TLBB.

Our online game gross margin was 93%, 93% and 83% for 2009, 2008 and 2007, respectively.

We expect that revenue-based royalty payments will increase in 2010 compared with 2009, once the licensed games in our pipeline are launched.

Cost of Wireless and Others Revenues

Cost of Wireless Revenues

Cost of wireless revenues consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $34.4 million for 2009, compared to $24.5 million and $12.3 million for 2008 and 2007, respectively. The year-on-year increase in cost of wireless revenues for 2009 and 2008 was $9.9 million and $12.2 million, respectively.

The increase in cost of wireless revenues for 2009 mainly consisted of a $7.4 million increase in payments to third party wireless service alliances and content providers, and a $2.0 million increase in collection charges and transmission charges paid to mobile network operators.

The increase in cost of wireless revenues for 2008 mainly consisted of an $8.0 million increase in payments to third party wireless service alliances and content providers, and a $4.2 million increase in collection charges and transmission charges paid to mobile network operators.

The collection and transmission charges vary between mobile network operators. The collection and transmission charges mainly include (1) a gateway fee of $0.003 to $0.029 per message in 2009, the same as that in 2008, and $0.003 to $0.027 per message in 2007, depending on the volume of the monthly total wireless messages, and (2) a collection fee of 15% to 75% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in 2009, compared to 10% to 70% in 2008 and 15% to 60% in 2007.

Our wireless gross margins were 43%, for 2009, compared to 48% and 53% for 2008 and 2007, respectively.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of personnel and other expenses in connection with sales of software, provision of ASP services and construction of Websites. Cost of revenues for other services was $1.7 million for 2009, compared to $2.0 million and $939,000 for 2008 and 2007, respectively.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated:

	Year ended December 31,
	2009		2008		2007		09 VS 08	08 VS 07
	(in thousands, except percentages)
Operating expenses:
Product development	$56,943	30%	$49,713	31%	$25,443	28%	$7,230	$24,270
Sales and marketing	93,498	50%	84,691	54%	47,506	52%	8,807	37,185
General and administrative	36,624	20%	22,695	14%	17,418	19%	13,929	5,277
Amortization of intangible assets	388	0%	796	1%	1,093	1%	(408)	(297)

Total operating expenses	$187,453	100%	$157,895	100%	$91,460	100%	$29,558	$66,435

Total operating expenses were $187.5 million for 2009, compared to $157.9 million and $91.5 million for 2008 and 2007, respectively. The year-on-year increase in total operating expenses for 2009 and 2008 was $29.6 million and $66.4 million, respectively. The increase in total operating expenses was mainly due to increases in expenses for product development and for sales and marketing.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for the enhancement to and maintenance of our Websites as well as costs associated with new product development and enhancement for existing products and services.

Product development expenses were $56.9 million for 2009, compared to $49.7 million and $25.4 million for 2008 and 2007, respectively. The year-on-year increase in product development expenses for 2009 and 2008 was $7.2 million and $24.3 million, respectively.

The increase in product development expenses for 2009 mainly consisted of a $3.0 million increase in personnel expenses resulting from an increase in headcount, salary and bonuses, a $2.0 million increase in share-based compensation expense, a $1.3 million increase in facility expenses and a $0.9 million increase in depreciation expense.

The increase in product development expenses for 2008 mainly consisted of a $18.7 million increase in personnel expenses resulting from an increase in headcount, salary and bonuses and a $3.9 million increase in share-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, compensation expenses, sales commissions and travel expenses.

Sales and marketing expenses were $93.5 million for 2009, compared to $84.7 million and $47.5 million for 2008 and 2007, respectively. The year-on-year increase in sales and marketing expenses for 2009 and 2008 was $8.8 million and $37.2 million, respectively.

The increase in sales and marketing expenses for 2009 was primarily resulted from the increase in advertising and promotion expenses for a marketing campaign in 2009.

The increase in sales and marketing expenses for 2008 mainly consisted of a $26.0 million increase in advertising and promotion expenses, which was mainly due to the relevant marketing expenses surrounding the Beijing 2008 Olympic Games, and a $7.7 million increase in personnel expenses resulting from an increase in headcount, salaries and sales commission.

General and Administrative Expenses

General and administrative expenses mainly consist of personnel compensation expenses and professional service fees.

General and administrative expenses were $36.6 million for 2009, compared to $22.7 million and $17.4 million for 2008 and 2007, respectively. The year-on-year increase in general and administrative expenses for 2009 and 2008 was $13.9 million and $5.3 million, respectively.

The increase in general and administrative expenses for 2009 mainly consisted of a $5.2 million increase in personnel expenses, a $5.0 million increase in share-based compensation expense, a $2.9 million increase in professional fee, and a $0.6 million increase in facility expenses.

The increase in general and administrative expenses for 2008 mainly consisted of a $2.4 million increase in personnel expenses, and a $1.4 million increase in professional fee.

Amortization of Intangible Assets

Amortization of intangible assets was mainly related to the acquisitions of the 17173.com, Focus.cn, GoodFeel and Go2Map. Amortization of intangible assets was $0.4 million for 2009, compared to $0.8 million and $1.1 million for 2008 and 2007, respectively.

Share-based Compensation Expense

Both Sohu.com Inc. and Changyou.com Limited have stock incentive plans for the granting of share awards, including ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense recorded for these share awards in costs and expenses was (in thousands):

	Year Ended December 31,
Share-based compensation expense	2009	2008	2007
Cost of revenues	$1,149	$1,238	$1,678

Product development expenses	8,729	6,749	2,805
Sales and marketing expenses	747	896	1,541
General and administrative expenses	6,694	1,737	2,762

	$17,319	$10,620	$8,786

Share-based compensation expense recorded for share awards granted by Sohu.com Inc. and Changyou.com Limited was (in thousands):

	Year Ended December 31,
Share-based compensation expense	2009	2008	2007
For the share awards granted by Sohu.com Inc.	$4,176	$5,868	$8,786
For the share awards granted by Changyou.com Limited*	13,143	4,752	—

	$17,319	$10,620	$8,786

*	In 2009, share-based compensation expense recorded for share awards granted by Changyou.com Limited included $2.6 million expense generated but not recognized before the completion of Changyou’s initial public offering because initial vesting was conditioned on completion of the offering.

For share options granted by Sohu.com Inc., as of December 31, 2009, there was no unrecognized compensation expense for options because the requisite service periods for the remaining options expired in 2009. For restricted share units granted by Sohu.com Inc., as of December 31, 2009, there was $1.6 million of related unrecognized compensation expense.

For share awards granted by Changyou.com Limited, as of December 31, 2009, there was $14.5 million of related unrecognized compensation expense.

Operating Profit

As a result of the foregoing, our operating profit was $204.4 million for 2009, compared to $163.8 million and $32.7 million for 2008 and 2007, respectively. The year-on-year increase in operating profit was $40.6 million and $131.1 million for 2009 and 2008, respectively.

Other Income (Expense)

Other income was $342,000 for 2009, compared to $535,000 other expense and $887,000 other income for 2008 and 2007, respectively.

The other income in 2009 mainly consisted of $146,000 other income from government grant and $109,000 other income from the write-off of long-aged payables which were unlikely to be required to be settled in the future.

The other expense in 2008 mainly consisted of charitable donations of $573,000 made for the Sichuan Earthquake.

The other income in 2007 mainly consisted of $561,000 other income from disposal of interest in an associate, $503,000 other income from certain tax refund, offset by other expense of $248,000 from the amortization of the offering costs of our zero coupon convertible senior notes issued in July 2003.

Interest Income and Exchange Difference

Interest income and exchange difference, mainly consisting of interest income, was $5.0 million for 2009, compared to $4.3 million and $2.8 million for 2008 and 2007, respectively.

Income Tax Expense

Income tax expense was $33.7 million for 2009, compared to $9.0 million and $1.5 million for 2008 and 2007, respectively.

The increase in 2009 primarily resulted from the applicable income tax rate changes from 0% to the range of 7.5% to 15% for our major operating subsidiaries and VIEs in the PRC in 2009, as these entities’ tax exemption periods expired at the end of 2008. In addition, this increase included $3.9 million of utilization of windfall tax benefits from existing U.S. federal net operating losses generated from excess tax deductions related to share-based awards which reduced our taxes payable in 2009 in accordance with U.S. GAAP. This excess tax benefit was correspondingly charged to the shareholders’ equity section in the consolidated balance sheet and presented as a cash outflow from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise involve cash flows.

The increase in 2008 mainly resulted from the $5.0 million withholding tax accrued by AmazGame for the dividend declared to its immediate holding company in Hong Kong, in accordance with current PRC Corporate Income Tax Law. This withholding tax was paid in the third quarter of 2009.

Income from Continuing Operations

Income from continuing operations was $176.0 million for 2009, compared to $158.6 million and $35.0 for 2008 and 2007, respectively.

Gain (loss) from Discontinued E-commerce Operations

Gain from discontinued e-commerce operations was $446,000 for 2009, mainly as a result of the write-off of some long-aged payables which were unlikely to be required to be settled in the future. Loss from discontinued e-commerce operations was zero and $20,000 for 2008 and 2007, respectively.

Net Income

As a result of the foregoing, we had net income of $176.4 million for 2009, compared to $158.6 million and $34.9 million for 2008 and 2007, respectively.

Net Income (Loss) Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest was $28.6 million for 2009, compared to negative $51,000 and negative $47,000 for 2008 and 2007, respectively. For 2009, 26% of the economic interest in Changyou and 30% of the economic interest in 21 East which was attributable to the shareholders other than Sohu has been recognized as noncontrolling interest in Sohu’s consolidated statements of operations.

The significant increase in 2009 is caused by the noncontrolling interest recognized for Changyou after its initial public offering in April 2009. For 2008 and 2007, the noncontrolling interest only included that recognized for 21 East.

We expect the noncontrolling interest recognized for Changyou to increase in 2010 compared with 2009.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu.com Inc. of $147.8 million for 2009, compared to $158.6 million and $34.9 million for 2008 and 2007, respectively.

QUARTERLY RESULTS OF OPERATIONS

In 2009, we adjusted our business grouping from advertising business and non-advertising business to advertising business (composed of brand advertising and sponsored search), online game business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2009 to conform to the current year classification.

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2009. The data have been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008
	(unaudited, in thousands, except per share data)
Revenues:
Advertising:
Brand advertising	$45,876	$48,502	$43,621	$39,074	$45,024	$49,398	$41,691	$33,155
Sponsored search	2,929	2,292	1,769	1,562	1,625	1,737	1,693	1,614

Subtotal of advertising revenues	48,805	50,794	45,390	40,636	46,649	51,135	43,384	34,769

Online game	70,698	68,684	66,596	61,607	58,390	54,604	47,896	40,955
Wireless and others	16,328	17,107	15,099	13,495	16,533	14,937	10,700	9,099

Total revenues	135,831	136,585	127,085	115,738	121,572	120,676	101,980	84,823
Cost of revenues:
Advertising:
Brand advertising	16,238	15,418	14,065	13,730	15,266	19,018	13,907	11,252
Sponsored search	3,079	2,728	2,265	2,298	1,916	1,775	1,605	1,520

Subtotal of cost of advertising revenues	19,317	18,146	16,330	16,028	17,182	20,793	15,512	12,772

Online game	5,419	4,713	3,937	3,436	4,374	3,480	3,505	3,208
Wireless and others	9,097	10,331	8,512	8,129	8,677	7,641	5,858	4,312

Total cost of revenues	33,833	33,190	28,779	27,593	30,233	31,914	24,875	20,292

Gross profit	101,998	103,395	98,306	88,145	91,339	88,762	77,105	64,531
Operating expenses:
Product development	14,461	14,531	14,637	13,314	14,424	13,012	10,798	11,479
Sales and marketing	25,405	25,457	25,810	16,826	19,500	27,643	21,408	16,140
General and administrative	8,801	10,721	9,208	7,894	7,535	4,148	4,827	6,185
Amortization of intangible assets	93	93	128	74	200	201	199	196

Total operating expenses	48,760	50,802	49,783	38,108	41,659	45,004	37,232	34,000

Operating profit	53,238	52,593	48,523	50,037	49,680	43,758	39,873	30,531
Other income (expense)	239	40	62	1	(54)	51	(575)	43
Interest income and exchange difference	1,136	1,469	1,274	1,122	1,221	1,421	1,480	166

Income before income tax expense	54,613	54,102	49,859	51,160	50,847	45,230	40,778	30,740
Income tax expense	12,168	7,022	7,969	6,586	(5,745)	4,992	577	9,185

Income from continuing operations	42,445	47,080	41,890	44,574	56,592	40,238	40,201	21,555
Gain (loss) from discontinued e-commerce operations	—	—	446	—	—	1	—	(1)

Net income	42,445	47,080	42,336	44,574	56,592	40,239	40,201	21,554
Less: Net income (loss) attributable to the non-controlling interest	10,096	9,726	8,801	(21)	(33)	(22)	12	(8)

Net income attributable to Sohu.com Inc.	$32,349	$37,354	$33,535	$44,595	$56,625	$40,261	$40,189	$21,562

Basic net income per share attributable to Sohu.com Inc.	$0.84	$0.97	$0.88	$1.17	$1.48	$1.05	$1.05	$0.57

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,317	38,410	38,284	38,162	38,311	38,496	38,108	37,759

Diluted net income per share attributable to Sohu.com Inc.	$0.76	$0.88	$0.79	$1.15	$1.45	$1.02	$1.02	$0.55

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,920	39,082	39,018	38,851	39,090	39,321	39,429	39,037

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Our principal sources of liquidity are cash and cash equivalents, marketable securities, as well as the cash flow generated from our operations. As of December 31, 2009, 2008 and 2007, we had cash and cash equivalents of approximately $563.8 million, $314.4 million and $122.7 million, respectively. For 2009 and 2008, cash equivalents primarily comprise time deposits. For 2007, cash equivalents also include marketable debt securities.

In October 2008, our board of directors approved a stock repurchase program of up to $150 million of Sohu’s outstanding shares of common stock until the end of 2009. In November 2008, we purchased 501,686 shares in the open market at an average price of $39.86 for total consideration of $20 million. In December 2009, we purchased 751,224 shares in the open market at an average price of $53.26 for total consideration of $40 million. In aggregate, as of December 31, 2009, we had repurchased a total of 1,252,910 shares in the open market at an average price of $47.89 for total consideration of $60 million.

In 2009, we entered into two office building purchase agreements for Sohu and for Changyou, with purchase prices under the contracts of approximately $110 million and $33.4 million, respectively, or a total of $143.4 million. As of December 31, 2009, we had paid $22 million for Sohu’s office building, and we had made the full payment for Changyou’s office building. In addition, we expect that the capital expenditures for purchases of servers, network equipment and software will be around $20 million and for other miscellaneous purchases will be around $11 million in 2010. More over, research and development efforts for Changyou are primarily to keep pace with technological advances in order to make our online game development capabilities and our games competitive in the market. We also focus on the improvement of our licensed games. We intend to further expand our internal game development capabilities and license more new games that are attractive to users in China.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to change of business conditions and other future developments, or change of general economic conditions.

Cash Generating Ability

We believe we will continue to generate strong cash flow from our brand advertising business and online game business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$235,021	$218,358	$91,425
Net cash used in investing activities	(79,645)	(27,021)	(49,742)
Net cash provided by (used in) financing activities	93,674	(7,390)	(47,492)
Effect of exchange rate change on cash and cash equivalents	307	7,772	3,759

Net increase (decrease) in cash and cash equivalents	249,357	191,719	(2,050)
Cash and cash equivalents at beginning of year	314,425	122,706	124,756

Cash and cash equivalents at end of year	$563,782	$314,425	$122,706

Net Cash Provided by Operating Activities

For 2009, $235.0 million net cash provided by operating activities was primarily attributable to our net income of $176.4 million, adjusted by non-cash items of share-based compensation expense of $17.3 million, depreciation and amortization of $18.4 million, other miscellaneous non-cash expense of $1.4 million and a net increase in cash from working capital items of $24.7 million, offset by $3.2 million windfall tax benefits. The $3.2 million windfall tax benefits consisted of excess tax deductions of $3.9 million partially offset by the reversal of excess tax deductions of $0.7 million taken previously, both related to share-based payment arrangements. In accordance with U.S. GAAP, the $3.9 million windfall tax benefits was presented as reduction of cash flows from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise involve cash flows.

For 2008, $218.4 million net cash provided by operating activities was primarily attributable to our net income of $158.6 million, adjusted by non-cash items of depreciation and amortization of $16.6 million, share-based compensation expense of $10.6 million, provision for allowance for doubtful accounts and other miscellaneous non-cash expenses of $1.6 million, and a net increase in cash from working capital items of $31.0 million.

For 2007, $91.4 million net cash provided by operating activities was primarily attributable to our net income of $34.9 million, adjusted by non-cash items of depreciation and amortization of $12.9 million, share-based compensation expense of $8.8 million, provision for allowance for doubtful accounts of $1.7 million, and a net increase in cash from working capital items of $33.4 million.

Net Cash Used in Investing Activities

For 2009, $79.6 million net cash used in investing activities was primarily attributable to $82.3 million used in acquiring fixed assets and other assets, offset by a $2.7 million release of restricted cash. The $82.3 million included $22 million and $33.4 million paid for Sohu and Changyou’s office buildings, respectively.

For 2008, $27.0 million net cash used in investing activities was primarily attributable to $28.7 million used in purchasing fixed assets and other assets, offset by a $1.7 million release of restricted cash.

For 2007, $49.7 million net cash used in investing activities was primarily attributable to $55.8 million used in purchasing fixed assets and other assets, and $1.1 million for an earn-out payment for Go2Map. This amount was partially offset by $5.0 million received as a result of the maturities of marketable debt securities, $1.7 million in proceeds from disposal of interest in an associate, and a $450,000 release of restricted cash.

Net Cash Provided by (Used in) Financing Activities

For 2009, $93.7 million net cash provided by financing activities was primarily attributable to $128.3 million of proceeds generated from Changyou’s initial public offering, $4.1 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan and $3.2 million windfall tax benefits mentioned in above “Net Cash Provided by Operating Activities”. The net cash provided by financing activities was offset by $40.0 million used for the repurchase of our common stock and $1.9 million for payments made in other financing activities.

For 2008, $7.4 million net cash used in financing activities was primarily attributable to $20.0 million used for the repurchase of our common stock, $6,000 used for redemption of our zero coupon convertible senior notes, and $0.9 million used for miscellaneous financing activities. This amount was partially offset by $13.1 million received from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, and $427,000 from cash contributions received from a noncontrolling interest shareholder.

For 2007, $47.5 million net cash used in financing activities was primarily attributable to $58.5 million used in redemption of zero coupon convertible senior notes. This amount was partially offset by $10.8 million cash collection from issuance of common stock upon the exercise of share options granted under our stock incentive plan and $247,000 in excess tax benefits from share-based payment arrangements.

Restrictions on Cash Transfers to Sohu.com Inc.

To fund any cash requirements it may have, Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou, our wholly-owned subsidiary and majority-owned subsidiary. Since substantially all of our operations are conducted through our indirect wholly and majority-owned China-based subsidiaries and VIEs, Sohu.com Limited and Changyou then may need to rely on dividends, loans or advances made by our PRC subsidiary.

For Changyou, substantially all of its operations are conducted through Gamease, our VIE, which generates all of our online game revenues. As Gamease is not owned by our subsidiaries, it is not able to make dividend payments to our subsidiaries. Instead, AmazGame, our subsidiary in China, has entered into a number of contracts with Gamease to provide services to Gamease in return for cash payments. In order for us to receive any dividends, loans or advances from AmazGame, or to distribute any dividends to our shareholders, we may need to rely on these payments made from Gamease to AmazGame. Depending on the nature of services provided by AmazGame to Gamease, certain of these payments are subject to PRC taxes, including business taxes and value added tax, which effectively reduce the amount that AmazGame receives from Gamease. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

In addition, regulations in the PRC currently permit payment of dividends of a PRC company, such as AmazGame, only out of accumulated profits as determined in accordance with accounting standards and regulations in China. AmazGame, and our other China-based subsidiaries which are WFOEs, are also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends, or as loans or advances. These WOFEs may also allocate a portion of its after-tax profits, as determined by its board of directors, to their staff welfare and bonus funds, which may not be distributed to Changyou.com Limited and/or to Sohu.com Limited, so may not be distributed to Sohu.com Inc. eventually.

Furthermore, under regulations of the SAFE, the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made.

Any dividends paid by WOFEs to their investors located in HK will be subject to a withholding tax at the rate of 5%, which will reduce the amount of cash available for distribution.

We do not expect any of such restrictions or taxes to have a material impact on our ability to meet our cash obligations.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2009 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office building purchase	$87,848	$27,452	$58,199	$2,197	$—
Content and service purchases	51,445	32,979	18,404	62	—
Operating lease obligations	15,147	4,391	6,125	4,631	—
License fees of online games developed by third-parties	2,006	1,889	117	—	—

Total contractual obligations	$156,446	$66,711	$82,845	$6,890	$—

Office Building Purchase

On November 20, 2009, we entered into an agreement to purchase an office building to be built in Beijing, which is to serve as our headquarter. The purchase price was approximately $110 million, of which $22 million had been paid as of December 31, 2009. The remaining $88 million will be paid in installments at various stages of the development plan. The construction is expected to be completed by the end of 2012.

Content and Service Purchases

We have entered into various purchase obligations for content and service. Purchase obligations represented non-cancelable contractual obligations as of December 31, 2009.

Operating Lease Obligations

We have entered into various non-cancelable operating lease agreements for certain of Sohu and Changyou’s offices, land and data centers with original lease periods expiring between 2010 and 2014. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. We recognize rent expense under such leases on a straight-line basis over the lease terms.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the accounting for transfers of financial assets. The revised guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this guidance will have no impact on our consolidated financial statements.

In June 2009, the FASB issued revised guidance on the consolidation of variable interest entities. The revised guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. Additionally, the revised guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this guidance will have no material impact on our consolidated financial statements.

In October 2009, the FASB issued new guidance on revenue recognition for arrangements with multiple deliverables and certain revenue arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the guidance for arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. The new guidance modifies the fair value requirements of previous guidance by allowing “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and other vendor objective evidence (“VOE”, now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for certain revenue arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance is effective for fiscal years beginning on or after June 15, 2010. However, companies may be able to adopt as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have not early adopted the new guidance and are currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In December 2009, the FASB issued Consolidations - Improvements to Financial Reporting by Enterprises Involved with VIEs. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We believe there will be no material impact on our consolidated financial statements upon adoption of this standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollar and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See “Risk Factors — We may suffer currency exchange losses if the RMB depreciates relative to the U.S. dollar.”

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the U.S. dollar. The exchange rate of the RMB against the U.S. dollar was adjusted to RMB 8.11 per U.S. dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the U.S. dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2009, which consisted of cash and cash equivalents, account receivables, prepaid and other current assets, and current liabilities. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Total
Cash and cash equivalents	$269,900	$292,741	$1,141	$563,782
Account Receivables	954	45,644	12	46,610
Prepaid and other current assets	476	10,297	8	10,781
Current liabilities	5,166	145,118	213	150,497

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the change in the consumer price index in China was negative 0.7%, positive 5.9% and positive 4.8% in 2009, 2008 and 2007, respectively. Although the consumer price index is negative in 2009, there is significant risk in inflation in the future which could have a material adverse effect on our business.

INTEREST RATE RISK

The basic objectives of our investment program are to protect the invested funds from excessive risk and to provide for liquidity that is sufficient to meet operating and investment cash requirements. Our investment policy limits our investments of excess cash in high-quality corporate securities and limits the amount of credit exposure to any one issuer.

Our exposure to interest rate risk primarily relates to the interest income generated from excess cash invested in demand deposits. We have not used derivative financial instruments in our investment portfolio in order to reduce this risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements which appear on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedules which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 85 of this report and is incorporated into this Item 8.

Dividend Policy

The two listed corporations within the Sohu Group, Sohu.com Inc. and Changyou.com Limited, do not expect to pay dividends on their ordinary shares in the foreseeable future. The Sohu Group currently intends to retain all available funds and any future earnings for use in the operation and expansion of it business, and do not anticipate paying any cash dividends on Sohu.com Inc.’s and/or on Changyou.com Limited’s ordinary shares, or indirectly on Changyou.com Limited’s American depositary shares(“ADSs”), for the foreseeable future.

Future cash dividends distributed by Sohu.com Inc. and Changyou.com Limited, if any, will be declared at the discretion of their board of directors, respectively, and will depend upon their future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as their board of directors may deem relevant.

For Changyou.com Limited, holders of ADSs will be entitled to receive dividends, subject to the terms of the deposit agreement, to the same extent as the holders of Changyou.com Limited’s ordinary shares, less the fees and expenses payable under the deposit agreement. Cash dividends will be paid by the depositary to holders of ADSs in U.S. dollars, subject to the terms of the deposit agreement. Other distributions, if any, will be paid by the depositary to holders of ADSs in any means it deems legal, fair and practical.

On April 1, 2009, Changyou.com Limited declared a cash dividend of $96.8 million payable solely to Sohu.com (Game) Limited, which is an indirect wholly-owned subsidiary of Sohu.com Inc. In the fourth quarter of 2009, after receiving approval from the government, Changyou.com Limited paid the dividend to Sohu.com (Game) Limited. Changyou.com Limited’s only other shareholder on April 1, 2009, Prominence Investments Ltd., a British Virgin Islands company beneficially owned by Tao Wang, Chief Executive Officer of Changyou, was not entitled to participate in this dividend.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 30, 2010 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2009 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2009 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)
Equity compensation plans approved by security holders-2000 Stock Incentive Plan
Share Options	555	$16.55
Restricted Stock Units	209	$—

Subtotal	764		1,087
Equity compensation plans not approved by security holders	—		—

Total	764		1,087

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2009 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2009 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(a)(2) Financial Statements Schedule

Schedule I, Condensed Financial Information of Registrant, is included on page F-38 of this report and is incorporated into this Item 15(a)(2) by reference.

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

Date: February 26, 2010

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ CAROL YU Carol Yu	Co-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/s/ EDWARD B. ROBERTS Edward B. Roberts	Director	February 26, 2010

/s/ CHARLES HUANG Charles Huang	Director	February 26, 2010

/s/ DAVE QI Dave Qi	Director	February 26, 2010

/s/ SHI WANG Shi Wang	Director	February 26, 2010

/s/ JOHN DENG John Deng	Director	February 26, 2010

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on Page F-2 of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As disclosed in Note 22 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for business combinations and noncontrolling interests in consolidated subsidiaries.

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

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

February 26, 2010

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$563,782	$314,425
Accounts receivable, net	46,610	36,869
Prepaid and other current assets	10,781	27,551

Total current assets	621,173	378,845
Fixed assets, net	115,088	76,237
Goodwill	55,555	55,555
Intangible assets, net	7,933	5,654
Restricted cash	—	2,671
Other assets, net	28,524	2,914

Total assets	$828,273	$521,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,602	$4,339
Accrued liabilities to suppliers and agents	41,103	33,054
Receipts in advance and deferred revenue	36,944	31,446
Accrued salary and benefits	28,860	27,348
Tax payable	21,953	18,892
Other accrued liabilities	17,035	15,703

Total current liabilities	150,497	130,782

Commitments and contingencies (Note 19)

Shareholder’s equity
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,749 and 38,095 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	317,052	201,196
Treasury stock (5,389 and 4,638 shares, respectively)	(114,690)	(74,683)
Accumulated other comprehensive income	21,502	21,349
Retained earnings	385,874	238,041

Total Sohu.com Inc. shareholders’ equity	609,781	385,946
Noncontrolling interest	67,995	5,148

Total shareholders’ equity	677,776	391,094

Total liabilities and shareholders’ equity	$828,273	$521,876

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Advertising:
Brand advertising	$177,073	$169,268	$112,106
Sponsored search	8,552	6,669	7,110

Subtotal of advertising revenues	185,625	175,937	119,216

Online game	267,585	201,845	42,096
Wireless and Others	62,029	51,269	27,622

Total revenues	515,239	429,051	188,934
Cost of revenues:
Advertising:
Brand advertising	59,451	59,443	38,733
Sponsored search	10,370	6,816	5,644

Subtotal of cost of advertising revenues	69,821	66,259	44,377

Online game	17,505	14,567	7,113
Wireless and Others	36,069	26,488	13,273

Total cost of revenues	123,395	107,314	64,763

Gross profit	391,844	321,737	124,171

Operating expenses:
Product development	56,943	49,713	25,443
Sales and marketing	93,498	84,691	47,506
General and administrative	36,624	22,695	17,418
Amortization of intangible assets	388	796	1,093

Total operating expenses	187,453	157,895	91,460

Operating profit	204,391	163,842	32,711

Other income (expense)	342	(535)	887
Interest income and exchange difference	5,001	4,288	2,793

Income before income tax expense	209,734	167,595	36,391
Income tax expense	33,745	9,009	1,487

Income from continuing operations	175,989	158,586	34,904
Gain (loss) from discontinued e-commerce operations	446	—	(20)

Net income	176,435	158,586	34,884
Less: Net income (loss) attributable to the noncontrolling interest	28,602	(51)	(47)

Net income attributable to Sohu.com Inc.	$147,833	$158,637	$34,931

Basic net income per share attributable to Sohu.com Inc.	$3.86	$4.16	$0.94

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,294	38,168	37,133

Diluted net income per share attributable to Sohu.com Inc.	$3.57	$4.06	$0.90

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,969	39,117	38,919

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$176,435	$158,586	$34,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,607	13,485	9,801
Share-based compensation expense	17,319	10,620	8,786
Amortization of intangible assets and other assets	1,810	3,159	3,082
Losses on disposal of fixed assets	290	1,269	837
Provision for allowance for doubtful accounts	1,158	579	1,719
Excess tax benefits from share-based payment arrangements	(3,249)	—	(247)
Others	—	(241)	(793)
Changes in current assets and liabilities:
Accounts receivable	(10,922)	(8,653)	(1,977)
Prepaid and other current assets	15,905	(19,630)	(81)
Accounts payable	263	1,672	1,490
Tax payable	5,255	12,042	3,286
Accrued liabilities to suppliers and agents	8,049	9,313	11,440
Receipts in advance and deferred revenue	5,498	17,307	7,949
Other accrued liabilities	603	18,850	11,249

Net cash provided by operating activities	235,021	218,358	91,425
Cash flows from investing activities:
Purchase of fixed assets	(78,915)	(26,373)	(53,588)
Purchase of intangible assets and other assets	(3,401)	(2,301)	(2,218)
Decrease of restricted cash	2,671	1,653	450
Acquisitions, net of cash acquired	—	—	(1,117)
Proceeds from maturities of marketable debt securities	—	—	5,000
Proceeds from disposal of interest in an associate	—	—	1,731

Net cash used in investing activities	(79,645)	(27,021)	(49,742)
Cash flows from financing activities:
Issuance of common stock	4,140	13,103	10,785
Repurchase of common stock	(40,007)	(19,997)	—
Redemption of zero coupon convertible senior notes	—	(6)	(58,524)
Cash contribution received from a noncontrolling interest shareholder	—	427	—
Excess tax benefits from share-based payment arrangements	3,249	—	247
Proceeds from Changyou’s initial public offering	128,340	—	—
Other proceeds relating to financing activities	1,087	—	—
Other payments relating to financing activities	(3,135)	(917)	—

Net cash provided by (used in) financing activities	93,674	(7,390)	(47,492)
Effect of exchange rate change on cash and cash equivalents	307	7,772	3,759

Net increase (decrease) in cash and cash equivalents	249,357	191,719	(2,050)
Cash and cash equivalents at beginning of year	314,425	122,706	124,756

Cash and cash equivalents at end of year	$563,782	$314,425	$122,706

Supplemental cash flow disclosures:
Cash paid for income taxes	23,353	4,484	1,292
Non-cash financing activities:
Issuance of common stock in connection with conversion of zero coupon convertible senior notes	—	—	1,250
Barter transactions	691	519	397

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2009

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$391,094	$—	$43	$201,196	$(74,683)	$21,349	$238,041	$5,148
Issuance of common stock	4,140	—	—	4,140	—	—	—	—
Repurchase of common stock	(40,007)	—	—	—	(40,007)	—	—	—
Compensatory share-based awards	17,319	—	—	8,095	—	—	—	9,224
Excess tax benefits from share-based payment arrangements	3,069	—	—	3,069	—	—	—	—
Comprehensive income:
Net income	176,435	176,435	—	—	—	—	147,833	28,602
Other comprehensive income:
Foreign currency translation adjustment	351	351	—	—	—	153	—	198

Total other comprehensive income	351	351

Total comprehensive income	176,786	$176,786

Recognition of change in Sohu’s economic interests in Changyou	125,375		—	100,552	—	—	—	24,823

Ending balance	$677,776		$43	$317,052	$(114,690)	$21,502	$385,874	$67,995

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2008

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$218,904	$—	$42	$182,225	$(54,686)	$11,912	$79,404	$7
Contributions received from a noncontrolling interest shareholder	427	—	—	—	—	—	—	427
Issuance of common stock	13,104	—	1	13,103	—	—	—	—
Repurchase of common stock	(19,997)	—	—	—	(19,997)	—	—	—
Compensatory share-based awards	10,620	—	—	5,868	—	—	—	4,752
Comprehensive income:
Net income	158,586	158,586	—	—	—	—	158,637	(51)
Other comprehensive income:
Foreign currency translation adjustment	9,450	9,450	—	—	—	9,437	—	13

Total other comprehensive income	9,450	9,450

Total comprehensive income	168,036	$168,036

Ending balance	$391,094		$43	$201,196	$(74,683)	$21,349	$238,041	$5,148

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2007

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$156,016	$—	$41	$161,033	$(54,686)	$5,102	$44,473	$53
Issuance of common stock	12,035	—	1	12,034	—	—	—	—
Compensatory share-based awards	8,786	—	—	8,786	—	—	—	—
Excess tax benefits from share-based payment arrangements	372	—	—	372	—	—	—	—
Comprehensive income:
Net income	34,884	34,884	—	—	—	—	34,931	(47)
Other comprehensive income:
Net unrealized gains on marketable debt securities	58	58	—	—	—	58	—	—
Foreign currency translation adjustment	6,753	6,753	—	—	—	6,752	—	1

Total other comprehensive income	6,811	$6,811

Total comprehensive income	41,695	41,695

Ending balance	$218,904		$42	$182,225	$(54,686)	$11,912	$79,404	$7

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading Internet company providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group”) mainly offers advertising services (through brand advertising and sponsored search), online game services (via Changyou.com Limited) and wireless services through its Internet sites: sohu.com, 17173.com, focus.cn, chinaren.com, sogou.com and changyou.com.

Brand advertising and online game are two core businesses of the Sohu Group. The brand advertising business provides advertisements on the Sohu Group’s portal matrix to advertisers who wish to build up their brand awareness online. The online game business is conducted by one of Sohu’s majority-owned subsidiaries Changyou.com Limited (“Changyou”), which currently operates three massively multi-player online role-playing games (“MMORPGs”), Tian Long Ba Bu (“TLBB”), Blade Online (“BO”) and Blade Hero 2 (“BH 2”, which is the sequel to BO). TLBB is Changyou’s first in-house developed MMORPG and has been one of the most popular online games in China.

In order to focus more on the Sohu Group’s core businesses and to provide Changyou with the platform and resources to become a leading company in the MMORPG industry and to compete head to head with first tier players, Changyou completed its initial public offering on the Nasdaq Global Select Market on April 7, 2009, trading under the symbol “CYOU”. After Changyou’s offering, Sohu continues to consolidate Changyou as its controlling shareholder, but recognizes noncontrolling interest reflecting the shares held by the shareholders other than Sohu in Sohu’s consolidated financial statements. As of December 31, 2009, 26% of the economic interests in Changyou were recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 2—Changyou Transactions—Sohu’s Shareholding in Changyou, and Note 3—Summary of Significant Accounting Policies—Basis of Consolidation and Recognition of Noncontrolling Interest.

2. Changyou Transactions

Share Award to Tao Wang, Chief Executive Officer of Changyou

In January 2008, Sohu communicated to and agreed with Tao Wang, who is now the chief executive officer of Changyou, to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”), which was one of Sohu’s subsidiaries devoted to the development of TLBB. The 800,000 restricted ordinary shares were subject to a four-year vesting period commencing February 1, 2008. In addition, Tao Wang would not be entitled to participate in any distributions on Changyou shares, whether or not vested, until the earlier of Changyou’s completion of an initial public offering or February 2012, and in any event entitlement to distributions would be subject to vesting of the shares.

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

As of December 31, 2009, the number of Class B ordinary shares and Class B restricted ordinary shares held by Tao Wang through Prominence remained unchanged.

Changyou’s 2008 Share Incentive Plan

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to its executive officers and key employees as incentive compensation under Changyou’s 2008 Share Incentive Plan. The aforementioned 700,000 ordinary shares and 800,000 restricted ordinary shares granted to Tao Wang through Prominence were under this incentive plan.

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

Proceeds to Changyou and Sohu Game from this initial public offering were approximately $55.8 million and $72.5 million, respectively, for total proceeds of approximately $128.3 million, after deducting underwriting discounts and commissions but before deducting offering expenses. After deducting offering expenses, net proceeds to Changyou and Sohu Game were approximately $54.7 million and $70.7 million, respectively, for total net proceeds of approximately $125.4 million.

Gain on Initial Public Offering of Changyou

In the second quarter of 2009, as a result of the completion of Changyou’s initial public offering, Sohu recognized a one-time gain of $100.6 million in the shareholders’ equity section of Sohu’s consolidated balance sheets, to reflect the net proceeds Sohu received from the initial public offering and the incremental change in Sohu’s economic interests in Changyou immediately before and after the offering.

Sohu’s Shareholding in Changyou

Shareholding and Control

Following the completion of the offering and through the year ended December 31, 2009, 610,000 Class B restricted share units granted to Changyou’s certain key employees were vested and settled in Class B ordinary shares and then converted into Class A ordinary shares.

Hence, as of December 31, 2009, Changyou has 103,110,000 Class A and Class B ordinary shares issued and outstanding. These outstanding shares consist of (1) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (2) 15,000,000 Class B ordinary shares held by Tao Wang through Prominence, including 6,000,000 Class B restricted ordinary shares that were not vested; (3) 17,250,000 Class A ordinary shares held by public shareholders; and (4) 610,000 Class A ordinary shares held by certain key employees of Changyou, which were converted from Class B ordinary shares that were settled from Class B restricted share units granted and vested to those employees.

As of December 31, 2009, treating Tao Wang’s 6,000,000 Class B restricted ordinary shares as owned by Tao Wang, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire board of directors of Changyou and determine the outcome of all matters submitted to a shareholder vote.

As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou but recognize noncontrolling interest reflecting the shares held by shareholders other than Sohu, see Note 3—Summary of Significant Accounting Policies—Basis of Consolidation and Recognition of Noncontrolling Interest.

Economic Interest

Because Tao Wang’s 6,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, those shares are treated as owned by Sohu, rather than as owned by Tao Wang, in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, Sohu was treated as holding approximately 74% of the economic interests in Changyou as of December 31, 2009. Accordingly, shareholders other than Sohu were treated as holding the remaining 26% of the economic interests which was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 3—Summary of Significant Accounting Policies—Basis of Consolidation and Recognition of Noncontrolling Interest.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the Class B restricted ordinary shares granted to Tao Wang, and the restricted share units granted to Changyou’s executive officers other than Tao Wang and to its key employees become vested and settled.

Dilutive Impact

Through December 31, 2009, under Changyou’s 2008 Share Incentive Plan, Changyou has granted 9,000,000 Class B ordinary shares (including 2,000,000 Class B restricted ordinary shares vested in February 2009) and 6,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,396,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to its key employees. As of December 31, 2009, the number of Changyou’s outstanding restricted share units decreased from 4,396,000 to 3,762,000, as a result of forfeitures and vesting and settlement of restricted share units. See Note 21—Sohu.com Inc. Shareholders’ Equity—Changyou Share Awards.

Because no Class A ordinary shares or Class B ordinary shares will be issued with respect to these restricted share units until the restricted share units are vested and settled, the unvested restricted share units and vested restricted share units that have not yet been settled are not included as outstanding shares of Changyou and have no impact on Sohu’s basic net income per share. Nevertheless, they have a dilutive impact on Sohu’s diluted net income per share.

In the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou is calculated treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested and issued by Changyou. See Note 23—Net Income per Share.

3. Summary of Significant Accounting Policies

Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

Use of Estimation

The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates the estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the revenue recognition, the share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, allowance for doubtful accounts, assessment of impairment for long-lived assets and goodwill, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Basis of Consolidation and Recognition of Noncontrolling Interest

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”). All intercompany transactions have been eliminated. Certain comparative figures have been reclassified to conform to the current presentation.

For Sohu’s majority-owned subsidiaries and VIEs, noncontrolling interest is recognized to reflect the portion of their equity which is not attributable, directly or indirectly, to Sohu. As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interests in Changyou held by the shareholders other than Sohu, Changyou’s results of operations attributable to these shareholders are recorded as noncontrolling interest in Sohu’s consolidated statements of operations, and Changyou’s cumulative results of operations attributable to these shareholders, along with its changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets. See Note 22—Noncontrolling Interest.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and intercompany transactions and arrangements. The functional currency of Sohu.com Inc. is U.S. dollar. The functional currency of the Company’s subsidiaries and VIEs in the PRC, United Kingdom of Great Britain, Malaysia and Korea are RMB, Great Britain Pound, Malaysian Ringgit and Korean Won, respectively, while the functional currency of the Company’s subsidiaries in U.S. and Hong Kong is U.S. dollar.

Foreign Currency Translation

Assets and liabilities of the Company’s China-based subsidiaries and VIEs are translated into U.S. dollars, the Company’s reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in the consolidated balance sheets.

Segment Reporting

In accordance with Sohu Group’s internal financial reporting structure, the Company has determined that the business segments that constitute its primary reporting segments are brand advertising, sponsored search, online game and wireless.

Prior to 2009, the Company disclosed segment operating performance only through the gross profits line item, and did not allocate any operating expenses or assets to those segments as management did not use this information to measure the performance of the operating segments.

Commencing January 1, 2009, the chief operating decision maker (“CODM”) began reviewing certain additional information for the online game segment. Accordingly, the Company has adjusted the online game segment operating performance measurement disclosures to include income from operations and the main segment assets for the online game segment. For the remaining segments, the operating performance measurements are unchanged. Consistent with prior periods, some items, such as share-based compensation expense, operating expenses, other income and expense, and income tax expense, are not reviewed by the CODM. These items are disclosed in the segment information for reconciliation purposes only.

The Company has restated the presentation of its segments for prior periods to conform to the current presentation, and it will restate all comparable periods hereafter.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Advertising Revenues

Advertising revenues include revenues from brand advertising services and sponsored search services. Advertising revenue is recognized after deducting agent rebates and applicable business tax. The Company does not enter into advertising-for-advertising barter transactions.

Brand Advertising Revenues

For brand advertising revenues, a contract is signed to establish the fixed price and advertising services to be provided. Based on the contracts, the Company provides advertisement placements on its different Website channels and/or in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration.

For brand advertising revenue recognition, prior to entering into contracts, the Company makes a credit assessment of the customer to assess the collectability of the contract. For those contracts for which its collectability was assessed as reasonably assured, the Company recognizes revenue ratably over the period during which the advertising services were provided and when all revenue recognition criteria were met. For those contracts for which its collectability was assessed as not reasonably assured, the Company recognizes revenue only when the cash was received and all revenue recognition criteria were met. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.

As one kind of brand advertising services, sponsorship service is similar to other brand advertising services but generally with larger amount and for a longer contractual period. Sponsorship service may allow advertisers to sponsor a particular area on Websites of the Company, and may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship advertisement revenues are normally recognized on a straight-line basis over the contract period, provided obligations under the contract have been met and all revenue recognition criteria have been met.

Sponsored Search Revenues

Sponsored search services mainly include priority placements services and pay-for-click services. The priority placements services are placed in the Company’s search directory and are normally provided for a fixed fee over the service period of the contracts. Pay-for-click services mainly consist of displaying the text-based links of the Company’s advertisers on the Company’s Websites and its Website Alliance network. Sponsored search contracts are normally for relatively small amounts and are signed with small and medium-sized enterprises.

Revenue for the priority placements services is normally recognized on a straight-line basis over the contract period provided the Company’s obligations under the contract have been met and all revenue recognition criteria have been met. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. The priority of the display of text-based links is based on the bidding price of different advertisers.

Online Game Revenues

Game Operation Revenues

Online game revenues from Changyou’s MMORPG operations are earned through providing MMORPGs to players pursuant to the item-based revenue model. Under the item-based model, the basic game play functions are free of charge and players are charged for purchases of in-game virtual items. Prior to December 2006, Changyou’s MMORPGs were operated under the time-based revenue model, whereby players are charged based on the time they spend playing games.

Game operations revenues are collected through the sale of Changyou’s prepaid cards, which it sells in both virtual and physical forms to third-party distributors.

For games which use the item-based revenue model, proceeds from sale of prepaid cards are deferred when received and revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing in which Changyou records its revenues would be impacted. For games which use the time-based revenue model, proceeds from the sale of prepaid cards from distributors are deferred when received and revenue is recognized based upon the actual usage of time units by the game players.

Revenues are recorded net of business tax, discounts and rebates to distributors.

Under both the item-based and the time-based revenue models, proceeds received from sales of prepaid cards are initially recorded as receipts in advance from customers and, upon activation or charge of the prepaid cards, are transferred from receipts in advance from customers to deferred revenues. As Changyou does not have control of, and generally does not know, the ultimate selling price of the prepaid cards sold by distributors, net proceeds from distributors form the basis of revenue recognition.

Prepaid cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenue upon expiration of cards.

In contrast, once the prepaid cards are activated and credited to a player’s personal game account, they will not expire as long as the personal game account remains active. Changyou is entitled to suspend and close a player’s personal game account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive player’s personal game account are recognized as revenues when the account is suspended and closed.

Overseas Licensing Revenues

Changyou enters into licensing arrangements with overseas licensees to operate its MMORPGs in other countries or territories. These licensing agreements provide two revenue streams, consisting of an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amounts receivable upon achieving certain sales targets. Since Changyou is obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game and the additional amount is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly revenue-based royalty fee is recognized when earned, provided that collectability is reasonably assured.

Wireless and Others Revenues

The Company’s wireless and others revenues are mainly from its wireless business.

Wireless revenues are derived from a wide range of wireless products focused on entertainment, information and communications, such as short messaging services (“SMS”), Ring Back Tone (“RBT”), Wireless Application Protocol (“WAP”), multi-media messaging services (“MMS”) and interactive voice response (“IVR”). The Company mainly offers news, weather forecasts, chatting, entertainment information, mobile phone ring tones, and logo downloads and various other mobile related services to mobile phone users through contracts signed with third party mobile network operators.

Wireless service fees are charged on a monthly or per message/download basis. Due to technical issues with the operator’s network, the Company might unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate”, which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, the Company relies on China mobile network operators to provide it the billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not provided the Company the monthly billing confirmations, the Company uses information generated from its internal system as well as the historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. In the later period when the Company gets the actual billing confirmation, it then record a true-up accounting adjustment. Generally, (i) within 15 to 120 days after the end of each month, the Company receives billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to the Company.

Whether to record wireless revenues using the gross or net method of reporting must be determined. The determination is based on an assessment of various factors; the primary factors are whether the Company is acting as the principal in offering services to the customer or as an agent in the transaction, and the specific requirement of each contract. Currently, the Company has the primary responsibility for fulfillment and acceptability of the wireless services, and as such a majority of wireless revenues are recorded on a gross basis. To the extent the Company is acting as a principal in a transaction, the payments received are recognized as revenue on a gross basis, and the amounts attributable to services provided by mobile network operators and other vendors as costs of revenue. To the extent the Company is acting as an agent in a transaction, the payments received less commission and other payments to third parties are recognized as revenue on a net basis. Whether the Company is serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating terms of the arrangement. The related commissions and/or other payments to third parties are recorded as costs or expenses.

Cost of Revenues

Cost of Advertising Revenues

Cost for advertising business includes cost for brand advertising business and cost for sponsored search business.

Cost of brand advertising revenues primarily consists of compensation and related overhead costs for employees, depreciation expenses, content and services purchases, bandwidth leasing costs, and revenue sharing payments to third parties. Royalties paid to content providers are expensed as incurred and included as cost of revenues. Contracts with content providers generally range from one to three years in duration and may be terminated by either party upon notice.

Cost of sponsored search revenues primarily consists of depreciation expenses, bandwidth leasing costs, payments to Website Alliance and personnel costs.

Cost of Online Game Revenues

Cost of online game revenues primarily consists of salary and benefits, revenue-based royalty payments to the game developers, bandwidth leasing and communication costs, amortization of licensing fees, depreciation expenses, and PRC business tax and value added tax (“VAT”) arose from transactions between Changyou’s subsidiary and VIE.

Cost of Wireless and Others Revenues

Cost of wireless revenues primarily consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Product Development Expenses

Product development expenses primarily consist of personnel-related expenses incurred for the enhancement to and maintenance of the Company’s Websites as well as costs associated with new product development and enhancement for existing products and services. Operating, classification and organization of listings and enhancement expenses of the Website are expensed as incurred. Significant direct costs of materials, labor and services incurred during the application development stage of a project are capitalized.

Share-based Compensation Expense

Share-based compensation expense is for share awards, including ordinary shares, share options, restricted shares and restricted share units granted by Sohu.com Inc. and Changyou.com Limited to their employees and directors. Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share awards on their grant dates.

For share awards granted by Sohu.com Inc., in determining the fair value of share options granted, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the fair value of the underlying shares on the grant dates is applied.

For share awards granted by Changyou.com Limited, in determining the fair value of the ordinary shares, restricted shares and restricted share units granted in 2008, the income approach/discounted cash flow method with a discount for lack of marketability is applied given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the fair value of the underlying shares on the grant dates is applied.

Share-based compensation expense for the ordinary shares granted is fully recognized in the quarter during which these ordinary shares are granted. Share-based compensation expense for share options, restricted shares and restricted share units granted is recognized on an accelerated basis over the requisite service period. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and the related compensation expense is not recorded for that number of awards.

The assumptions used in share-based compensation expense recognition represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change or different assumptions are used, the share-based compensation expense could be materially different for any period. Moreover, the estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company for accounting purposes.

Income Taxes and Uncertain Tax Positions

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized.

Uncertain Tax Positions

In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards using the treasury stock method and shares issuable upon the conversion of zero coupon convertible senior notes using if-converted method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

(a)	the percentage of the total economic interests in Changyou held by Sohu, and

(b)	the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise of share-based awards.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of time deposits and investments in money market accounts recorded at cost which approximates fair value.

Accounts Receivable, net

The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations for the collectability of accounts receivable. In estimating the general allowance, many factors are considered including but not limited to reviewing delinquent accounts receivable, performing aging analyses and customer credit analyses, analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of the Company’s customers or mobile network operators deteriorate or the mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to the Company.

Investments in Marketable Debt Securities

The Company may invest its excess cash in certain marketable debt securities of high-quality corporate issuers. The Company’s marketable debt securities are classified as available-for-sale and are reported at fair market values with the unrealized gains or losses recorded as accumulated other comprehensive income in shareholders’ equity. Additionally, the Company assesses whether an other-than-temporary impairment loss on investments in marketable debt securities has occurred due to declines in fair value or other market conditions. Declines in fair values that are considered as other-than-temporary are recorded as an impairment of the marketable debt securities in the consolidated statements of operations.

Investments in marketable debt securities with original maturities greater than twelve months when purchased are considered long-term investments. Long-term investments in marketable securities with maturities less than twelve months from the balance sheet date are recorded as current portion of long-term investments in marketable debt securities.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued liabilities, approximates the fair value because of their generally short maturities.

Associates

Associates are entities over which the Company has significant influence but does not control. Investments in associates are accounted for by the equity method. Under this method, the Company’s share of the post-acquisition profits or losses of associates is recognized in the Company’s consolidated statements of operations; and the Company’s share of post-acquisition movements in equity of associates is recognized in equity in the Company’s consolidated balance sheets. Unrealized gains on transactions between the Company and its associates are eliminated to the extent of the Company’s interest in the associates. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in an associate equals or exceeds its interest in the associates, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the associates.

Fixed Assets

Fixed assets comprise computer equipment and hardware, office building, investment properties, leasehold improvements, vehicles and office furniture. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over their estimated useful lives listed below.

Fixed assets	Estimated useful lives (years)
Computer equipment and hardware	4
Office building	47
Investment properties	47
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Vehicles	10
Office furniture	5

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in operating expenses in the consolidated statement of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level (business segment).

Goodwill is not depreciated or amortized but is tested for impairment at reporting unit level on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying value. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on the Company’s financial condition and results of operations.

Intangible Assets

Intangible assets primarily comprise computer software, domain names, trademarks, marketing rights, operating rights for licensed games and customer lists purchased from unrelated third parties. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over the estimated useful lives. The weighted average amortization period for intangible assets is five years.

Other Assets

Other assets primarily include prepaid content fees, prepaid license fees and rental deposits. The Company amortizes the content fees and license fees over the terms of the related contracts.

Impairment of Long-lived Assets

The Company’s long-lived assets include fixed assets, intangible assets and other assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method. The estimation of future cash flows and discount rate require significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. An impairment charge would be recorded if the Company determined that the carrying value of the long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the Company’s consolidated balance sheets, consists of the unrealized gains on investments in marketable debt securities, and the cumulative foreign currency translation adjustment.

Effect of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the accounting for transfers of financial assets. The revised guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised guidance on the consolidation of variable interest entities (“VIEs”). The revised guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. Additionally, the revised guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this guidance will have no material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued new guidance on revenue recognition for arrangements with multiple deliverables and certain revenue arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the guidance for arrangements with multiple deliverables will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. The new guidance modifies the fair value requirements of previous guidance by allowing “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and other vendor objective evidence (“VOE”, now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for certain revenue arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance is effective for fiscal years beginning on or after June 15, 2010. However, companies may be able to adopt as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In December 2009, the FASB issued Consolidations - Improvements to Financial Reporting by Enterprises Involved with VIEs. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company believes there will be no material impact on its consolidated financial statements upon adoption of this standard.

4. Segment Information

In accordance with Sohu Group’s internal financial reporting structure, the Company has determined that the business segments that constitute its primary reporting segments are brand advertising, sponsored search, online game and wireless.

Prior to 2009, the Company disclosed segment operating performance only through the gross profits line item, and did not allocate any operating expenses or assets to those segments, as management did not use this information to measure the performance of the operating segments.

Commencing January 1, 2009, the chief operating decision maker (“CODM”) began reviewing certain additional information for the online game segment. Accordingly, the Company has adjusted the online game segment operating performance measurement disclosures to include income from operations and the main segment assets for the online game segment. For the remaining segments, the operating performance measurements are unchanged. Consistent with prior periods, some items, such as share-based compensation expense, operating expenses, other income and expense, and income tax expense, are not reviewed by the CODM. These items are disclosed in the following segment information for reconciliation purposes only.

The Company has restated the presentation of its segments for prior periods to conform to the current presentation, and it will restate all comparable periods hereafter.

The following tables present summary information by segment (in thousands):

	Year Ended December 31, 2009
	Segments Other Than Online Game					Online Game	Intercompany Eliminations	Consolidated
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total
Revenues (1)	$197,180	$8,552	$60,809	$1,220	$267,761	$267,585	$(20,107)	$515,239
Segment cost of revenues	(58,664)	(10,344)	(34,370)	(1,687)	(105,065)	(17,194)	13	(122,246)

Segment gross profit (loss)	$138,516	$(1,792)	$26,439	$(467)	162,696	250,391	(20,094)	392,993

SBC (2) in cost of revenues					(825)	(324)	—	(1,149)

Gross profit					161,871	250,067	(20,094)	391,844

Operating expenses:
Product development					(28,270)	(19,944)	—	(48,214)
Sales and marketing					(73,058)	(39,787)	20,094	(92,751)
General and administrative					(16,583)	(13,347)	—	(29,930)
Amortization of intangible assets					(383)	(5)	—	(388)
SBC (2) in operating expenses					(3,093)	(13,077)	—	(16,170)

Total operating expenses					(121,387)	(86,160)	20,094	(187,453)

Operating profit					40,484	163,907	—	204,391
Other income (3)					96,984	158	(96,800)	342
Interest income and exchange difference					1,726	3,275	—	5,001
Income tax expense					(11,089)	(22,656)	—	(33,745)

Income from continuing operations					$128,105	$144,684	$(96,800)	$175,989

Note (1):	The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted via Changyou).
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	In the second quarter of 2009, Changyou declared a dividend distribution of $96.8 million to Sohu Game. Both Changyou and Sohu Game are within the Sohu Group.

	Year Ended December 31, 2008
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$199,254	$6,669	$47,046	$4,223	$257,192	$201,845	$(29,986)	$429,051
Segment cost of revenues	(58,243)	(6,797)	(24,538)	(1,945)	(91,523)	(14,619)	66	(106,076)

Segment gross profit (loss)	$141,011	$(128)	$22,508	$2,278	165,669	187,226	(29,920)	322,975

SBC (2) in cost of revenues					(1,224)	(14)	—	(1,238)

Gross profit					164,445	187,212	(29,920)	321,737

Operating expenses:
Product development					(24,071)	(18,893)	—	(42,964)
Sales and marketing					(73,047)	(38,907)	28,159	(83,795)
General and administrative					(14,070)	(8,649)	1,761	(20,958)
Amortization of intangible assets					(746)	(50)	—	(796)
SBC (2) in operating expenses					(4,049)	(5,333)	—	(9,382)

Total operating expenses					(115,983)	(71,832)	29,920	(157,895)

Operating profit					48,462	115,380	—	163,842
Other expense					(257)	(278)		(535)
Interest income and exchange difference					3,298	990	—	4,288
Income tax expense					(903)	(8,106)	—	(9,009)

Income from continuing operations					$50,600	$107,986	$—	$158,586

Note (1):	The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted via Changyou).
Note (2):	“SBC” stands for share-based compensation expense.

	Year Ended December 31, 2007
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$130,137	$7,110	$26,337	$1,285	$164,869	$42,096	$(18,031)	$188,934
Segment cost of revenues	(37,160)	(5,588)	(12,334)	(927)	(56,009)	(7,279)	203	(63,085)

Segment gross profit	$92,977	$1,522	$14,003	$358	108,860	34,817	(17,828)	125,849

SBC (2) in cost of revenues					(1,640)	(38)	—	(1,678)

Gross profit					107,220	34,779	(17,828)	124,171

Operating expenses:
Product development					(16,113)	(6,525)	—	(22,638)
Sales and marketing					(43,952)	(19,841)	17,828	(45,965)
General and administrative					(11,889)	(2,767)	—	(14,656)
Amortization of intangible assets					(1,050)	(43)	—	(1,093)
SBC (2) in operating expenses					(6,703)	(405)	—	(7,108)

Total operating expenses					(79,707)	(29,581)	17,828	(91,460)

Operating profit					27,513	5,198	—	32,711
Other income					317	570	—	887
Interest income and exchange difference					2,810	(17)	—	2,793
Income tax expense					(1,035)	(452)	—	(1,487)

Income from continuing operations					$29,605	$5,299	$—	$34,904

Note (1):	The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted via Changyou).
Note (2):	“SBC” stands for share-based compensation expense.

	As of December 31, 2009
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash	$336,881	$226,901	$—	$563,782
Accounts receivable, net	43,215	3,395	—	46,610
Fixed assets, net	65,910	49,178	—	115,088
Total assets (1)	544,942	289,391	(6,060)	828,273

Note (1):	The intercompany elimination for segment assets is mainly resulted from the marketing services provided by the brand advertising segment to the online game segment (conducted via Changyou).

	As of December 31, 2008
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash	$179,986	$134,439	$—	$314,425
Accounts receivable, net	35,850	1,019	—	36,869
Fixed assets, net	66,977	9,260	—	76,237
Total assets (1)	355,947	176,656	(10,727)	521,876

Note (1):	The intercompany elimination for segment assets is mainly resulted from the marketing services provided by the brand advertising segment to the online game segment (conducted via Changyou).

5. Share-based Compensation Expense

Both Sohu.com Inc. and Changyou.com Limited have stock incentive plans for the granting of share awards, including ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share awards on their grant dates. Share-based compensation expense is charged to shareholders’ equity section in the consolidated balance sheets. See Note 21—Sohu.com Inc. Shareholders’ Equity—Stock Incentive Plan.

For the years ended December 31, 2009, 2008 and 2007, there was no capitalized share-based compensation expense.

Share-based compensation expense recognized in costs and expenses for those share awards was (in thousands):

	Year Ended December 31,
	2009	2008	2007
Share-based compensation expense
Cost of revenues	$1,149	$1,238	$1,678
Product development expenses	8,729	6,749	2,805
Sales and marketing expenses	747	896	1,541
General and administrative expenses	6,694	1,737	2,762

	$17,319	$10,620	$8,786

Share-based compensation expense recognized for the share awards granted by Sohu.com Inc. and Changyou.com Limited was (in thousands):

	Year Ended December 31,
	2009	2008	2007
Share-based compensation expense
For the share awards granted by Sohu.com Inc.	$4,176	$5,868	$8,786
For the share awards granted by Changyou.com Limited*	13,143	4,752	—

	$17,319	$10,620	$8,786

*	In 2009, share-based compensation expense recorded for the share awards granted by Changyou.com Limited included $2.6 million of expense generated but not recognized before the completion of Changyou’s initial public offering because initial vesting was conditioned on completion of the offering.

6. Advertising Expenses

Included in the sales and marketing expenses, advertising expenses generally represent the expenses of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services. Advertising expenses are expensed as incurred. For the years ended December 31, 2009, 2008 and 2007, advertising expenses recognized in the consolidated statements of operations were $61.5 million, $47.4 million and $22.5 million, respectively.

7. Other Income (Expense)

The following table summarizes the Company’s other income (expense) (in thousands):

	Year Ended December 31,
	2009	2008	2007
Charitable donation for Sichuan earthquake	$—	$(573)	$—
Gain from disposal of interest in an associate	—	—	561
Receipts of tax refunds and reversal of certain taxes previously accrued	16	11	503
Amortization of offering costs for zero coupon convertible senior notes	—	—	(248)
Other income from government grant	146	—	—
Other income from write-off of long-aged payables*	109	—	—
Share of profits from investment in an associate	—	—	9
Others	71	27	62

	$342	$(535)	$887

*	These long-aged payables were written off as they were unlikely to be required to be settled in the future.

8. Discontinuance of E-commerce Operation

In order to focus more on the Company’s core businesses, on June 20, 2006 the Company discontinued its unprofitable e-commerce business. As a result, the e-commerce business is accounted for as a discontinued operation and its statements of operations separate the discontinued operation for all periods presented.

For the year ended December 31, 2009, the gain from the e-commerce operation amounted to $446,000, mainly from the write-off of long-aged payables which were unlikely to be required to be settled in the future. For the years ended December 31, 2008 and 2007, the loss from the e-commerce operation amounted to zero and $20,000, respectively.

9. Balance Sheet Components (in thousands)

	As of December 31,
	2009	2008
Cash and cash equivalents
Cash	$254,912	$190,002
Time deposits with three-month maturities or less	308,870	124,423

	$563,782	$314,425

Accounts receivable, net
Accounts receivable	$47,982	$38,988
Allowance for doubtful accounts:
Balance at beginning of year	(2,119)	(2,056)
Additional provision for bad debt	(1,548)	(978)
Write-offs	1,905	515
Cash collection	390	400

Balance at end of year	(1,372)	(2,119)

	$46,610	$36,869

Prepaid and other current assets
Corporate income tax refund receivable	$46	$18,854
Deferred expenses in relation to initial public offering of Changyou	—	1,740
Prepaid content and license	1,797	1,436
Employee advances	2,611	973
VAT refund receivable	1,001	879
Rent deposit	679	778
Prepaid professional fees	414	465
Prepaid advertising and promotion fees	1,127	221
Others	3,106	2,205

	$10,781	$27,551

Fixed assets, net
Computer equipment and hardware	$70,911	$60,435
Office building	75,184	40,325
Leasehold improvements	17,382	11,899
Investment properties	—	1,450
Vehicles	1,340	1,213
Office furniture	1,464	985

	166,281	116,307
Accumulated depreciation	(51,193)	(40,070)

	$115,088	$76,237

Other accrued liabilities
Contract deposits from customers	$9,281	$9,163
Accrued professional fees	4,212	3,658
Others	3,542	2,882

	$17,035	$15,703

Receipts in advance and deferred revenue
Receipts in advance
Generated from online game business	$21,889	$15,415
Generated from sponsored search business	4,679	3,584
Generated from brand advertising business	$1,506	5,176
Generated from wireless and others business	188	373

Total receipts in advance	28,262	24,548
Deferred revenue	8,682	6,898

	$36,944	$31,446

10. Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, approximates the fair value because of their generally short maturities.

11. Restricted Cash

To meet the requirements under certain content purchase and marketing rights contracts, the Company made deposits of $2.7 million and $4.3 million, respectively, into restricted bank accounts as guarantees for 2008 and 2007. As of December 31, 2009, all of the restricted cash had been released and the balance of restricted cash was zero.

12. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Sponsored Search	Online Game	Wireless	Total
Balance as of December 31, 2007
Goodwill	$50,119	$7,477	$183	$15,439	$73,218
Accumulated impairment losses	(17,676)	—	—	—	(17,676)

	32,443	7,477	183	15,439	55,542
Transactions in 2008
Foreign currency translation adjustment	—	—	13	—	13
Inter-segment transfers	196	—	(196)	—	—
Impairment losses	—	—	—	—	—

Balance as of December 31, 2008	$32,639	$7,477	$—	$15,439	$55,555

Balance as of December 31, 2008
Goodwill	$50,315	$7,477	$—	$15,439	$73,231
Accumulated impairment losses	(17,676)	—	—	—	(17,676)

	32,639	7,477	—	15,439	55,555
Transactions in 2009
Foreign currency translation adjustment	—	—	—	—	—
Impairment losses	—	—	—	—	—

Balance as of December 31, 2009	$32,639	$7,477	$—	$15,439	$55,555

13. Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Computer software	$8,873	$(6,527)	$2,346	$8,301	$(5,498)	$2,803
Trademarks and domain names	3,785	(1,662)	2,123	3,785	(1,397)	2,388
Developed technologies	1,170	(874)	296	1,169	(750)	419
Marketing rights and others	3,663	(3,629)	34	3,631	(3,603)	28
Operating rights for licensed games	3,536	(402)	3,134	—	—	—
Customer lists	2,343	(2,343)	—	2,343	(2,327)	16
Others	1,580	(1,580)	—	1,580	(1,580)	—

	$24,950	$(17,017)	$7,933	$20,809	$(15,155)	$5,654

As of December 31, 2009, estimated amortization expenses for future periods are expected to be as follows:

For the year ending December 31,	(in thousands)
2010	$1,876
2011	1,750
2012	1,350
2013	960
2014	877
Thereafter	1,120

Total expected amortization expense	$7,933

14. Impairment for Long-Lived Assets

The Company’s long-lived assets include intangible assets, fixed assets and other assets. As of December 31, 2009, the Company was not aware of the occurrence of any event or change of circumstances that would result in material impairment losses in long-lived assets so did not recognize any impairment loss for the long-lived assets.

15. Income Taxes

Sohu.com Inc. and Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.) are subject to taxes in the United States (“U.S.”). Some of the subsidiaries in the Company are subject to taxes in Hong Kong. The majority of the subsidiaries and VIEs of the Company are China-based and are subject to taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

For the year ended December 31, 2009, the Company did not have any interest and penalties associated with tax positions nor did the Company have any significant unrecognized uncertain tax positions as of December 31, 2009.

PRC Corporate Income Tax

Advertising Business and Wireless Business

Effective from January 1, 2008, the current PRC Corporate Income Tax Law (“CIT Law”) imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. Under the current CIT Law, New Technology Enterprises can enjoy a preferential income tax rate of 15%. But after a three-year validation period, New Technology Enterprises need to re-apply for this qualification. Under the previous income tax laws and regulations, New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current CIT Law provides grandfathering treatment for enterprises that were (1) qualified as New Technology Enterprises under the previous PRC income tax laws, and (2) established before March 16, 2007, if they continue to meet the criteria for New Technology Enterprises under the current CIT Law. The grandfathering provision allows these enterprises to continue enjoying their unexpired tax holidays provided by the previous income tax laws and regulations.

Through December 31, 2009, five China-based subsidiaries and VIEs in the Sohu Group conducting advertising business and wireless business have qualified as “New Technology Enterprises” under the current CIT Law. These China-based subsidiaries and VIEs are: Sohu Era, Sohu Media, Sogou Technology, Sohu Internet and Sogou Information. As a result, for the fiscal year 2009, Sohu Era and Sohu Internet were subject to a 15% income tax rate. Sohu Media, Sogou Technology and Sogou Information enjoyed a 7.5% income tax rate due to their unexpired tax holidays.

In 2009, the PRC tax bureau communicated to some subsidiaries within the Sohu Group that certain expenses should not be treated as deductible before Corporate Income Tax, although the current CIT Law is silent in that regard. For such expenses, the Sohu Group had treated them as tax deductible in previous periods. This treatment had been communicated to the tax bureau, without the Sohu Group’s receiving any objections or challenges with respect to prior PRC Corporate Income Tax filings. Based on the tax bureau’s current interpretation, the Sohu Group concluded that it was more likely than not that such expenses would not be allowed by the tax bureau for income tax deduction. Hence, the Sohu Group recognized income tax expense of $1.2 million in the second quarter of 2009 as a result of the change in the tax bureau’s position. In addition, in order to be prudent, the Sohu Group will not reverse this treatment unless it receives a written clarification issued by the tax authority that this kind of expense is deductible for income tax purposes.

Online Game Business

Under the current CIT Law, a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

In 2008, as China-based subsidiary and VIE of Changyou, AmazGame and Gamease qualified as “Software Enterprises” under the current CIT Law, and so were subject to a 0% income tax rate for the fiscal year 2008. For the year ended December 31, 2009, they were subject to a 50% reduction to a tax rate of 12.5%.

PRC Withholding Tax on Dividends

The current CIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% tax rate.

In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and a withholding tax of approximately $5.0 million was accrued based on a 5% withholding tax rate. This withholding tax was paid in the third quarter of 2009.

As of December 31, 2009, the Company did not record any withholding tax on the retained earnings of its foreign invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Income Tax Expense

Income tax expense was $33.7 million for 2009, compared to $9.0 million and $1.5 million for 2008 and 2007, respectively. In 2009, among the $33.7 million income tax expense, $29.8 million was for China-based income mainly arose from the Company’s online game business. In accordance with U.S. GAAP, the Company realized $3.9 million of windfall tax benefits from existing U.S. federal net operating losses (“NOL”) generated from excess tax deductions related to share-based awards which reduced its taxes payable in 2009. This excess tax benefit was correspondingly charged to the shareholders’ equity section in the consolidated balance sheets and presented as a cash outflow from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise involve cash flows.

The combined effects of the income tax exemption and reduction available to the Company are as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Tax holiday effect	$35,911	$48,413	$15,133
Basic net income per share effect	0.94	1.27	0.41

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2009	2008	2007
U.S. federal statutory rate:	35%	34%	34%
Tax differential from statutory rate applicable to the subsidiaries and the VIEs	(12%)	(11%)	(2%)
Effect of tax holidays applicable to the subsidiaries and the VIEs	(17%)	(29%)	(41%)
Effect of withholding taxes	—	4%	0%
Changes in valuation allowance for deferred tax assets	7%	6%	14%
Others	3%	1%	(1%)

	16%	5%	4%

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss from operations	$7,448	$5,957
Net operating loss from exercise of share-based awards	2,857	18,388
Share-based compensation	257	1,211
Intangible assets transfer	2,246	2,403
Accrued bonus and commissions	2,084	2,146
Fixed assets related	2,114	1,786

Total deferred tax assets	17,006	31,891
Less: Valuation allowance	(15,569)	(31,416)

Net deferred tax assets	$1,437	$475

Deferred tax liabilities
Intangible assets from an acquisition	$(172)	$(539)
Others	(15)	(18)

Total deferred tax liabilities	$(187)	$(557)

As of December 31, 2009, the Company had U.S. NOL of approximately $27.7 million available to offset against future federal income tax liabilities, which was generated from excess tax deductions related to share-based awards. The U.S. NOL will expire beginning in 2020. In the foreseeable future, it is more likely than not that the U.S. NOL will not be utilized.

The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or VIEs because in the foreseeable future the Company does not have the intention to repatriate those undistributed earnings or losses to U.S. where it would be subject to U.S. Corporate Income Tax, except that, under certain circumstances, the Company may repatriate to the U.S. income that will be subject to U.S. Alternative Minimum Tax. As of December 31, 2009 and 2008, these cumulative undistributed earnings are included in consolidated retained earnings on the balance sheets and amounted to $409.6 million and $279.0 million, respectively. An estimated $143.4 million and $94.9 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2009 and 2008.

16. Zero Coupon Convertible Senior Notes

The Company completed a private placement on July 14, 2003 of $90 million principal amount of zero coupon convertible senior notes due July 2023, which resulted in net proceeds to the Company of approximately $87,350,000 after deduction of the initial purchaser’s discount of $2,250,000 and offering expenses of $400,000. The notes are a senior unsecured obligation of the Company and rank equally in right of payment with all of other unsecured and unsubordinated indebtedness of the Company. The notes do not pay any interest, have a zero yield to maturity, and are convertible into the Company’s common stock at a conversion price of $44.76 per share, subject to adjustment for dividends, distributions, and upon the occurrence of certain other events. Each $1,000 principal of the notes is initially convertible into 22.3414 shares of common stock of the Company. Each holder of the notes will have the right, at the holder’s option, to require the Company to repurchase all or any portion of the principal amount of the holder’s notes on July 14, in 2007, 2013 and 2018 at a price equal to 100% of the outstanding principal amount. The Company may also redeem all or a portion of the notes for cash at any time on or after July 14, 2008 at 100% of the principal amount of the notes if the closing price of its common stock for each of the 30 consecutive trading days prior to such time was at least 130% of the conversion price or at such time at least 90% of the initial aggregate principal amount of the notes have been converted, repurchased or redeemed. In addition, upon a change of control event, each holder of the notes has the right to require the Company to repurchase some or all of its notes at a repurchase price equal to 100% of the principal amount of the notes.

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

For the year ended December 31, 2008, the remaining $6,000 of zero coupon convertible senior notes were redeemed, therefore the outstanding balance was zero as of December 31, 2008 and 2009.

17. China Contribution Plan

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. For the years ended December 31, 2009, 2008 and 2007, the Company contributed a total of $25.7 million, $17.7 million and $11.2 million, respectively, to these funds.

18. Profit Appropriation

The Company’s China-based subsidiaries and VIEs are required to make appropriations to certain non-distributable reserve funds.

In accordance with the China Foreign Investment Enterprises laws, some of the Company’s China-based subsidiaries, which are called wholly foreign-owned enterprises (“WFOEs”), have to make appropriations from their after-tax profit as determined under Generally Accepted Accounting Principles in the PRC (the “after-tax-profit under PRC GAAP”) to non-distributable reserve funds, including (i) general reserve fund, (ii) enterprise expansion fund, and (iii) staff bonus and welfare fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as general reserve fund until such appropriations for the fund equal 50% of the paid-in capital of the applicable entity. The appropriation for the other two reserve funds is at the Company’s discretion as determined by the Board of Directors of each entity.

In accordance with the China Company Laws, some of the Company’s China-based subsidiaries, which are called domestically funded enterprises,, as well as the Company’s VIEs, have to make appropriations from their after-tax-profit under PRC GAAP to non-distributable reserve funds, including a statutory surplus fund and a discretionary surplus fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as statutory surplus fund until such appropriations for the fund equal 50% of the paid-in capital of the applicable entity. The appropriation for the discretionary surplus fund is at the Company’s discretion as determined by the Board of Directors of each entity.

Upon certain regulatory approvals and subject to certain limitations, the general reserve fund and the statutory surplus fund can be used to offset prior year losses, if any, and can be converted into paid-in capital of the applicable entity.

For the years ended December 31, 2009, as the cumulative general reserve funds and the statutory surplus funds equaled 50% of the China-based subsidiaries and VIEs’ paid-in capital, no additional amounts were appropriated for them. For the year ended December 31, 2008 and 2007, appropriations for the general reserve funds and statutory surplus funds totaled the $7.1 million and $4.4 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company neither used any of the amounts in the two funds nor set aside any other reserve funds.

19. Commitments and Contingencies

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

The Sohu Group’s sales, purchase and expense transactions are generally denominated in RMB and a significant portion of the Sohu Group’s assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB by its subsidiaries in China may require certain supporting documentation in order to affect the remittance.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on its business, results of operations or financial condition.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of December 31, 2009, the lawsuits with these four record companies were still in process.

Contractual Obligation

On November 20, 2009, the Company entered into an agreement to purchase an office building to be built in Beijing, which will serve as the Company’s headquarters, for a purchase price of approximately $110 million, among which $22 million had been paid in December 2009. The remaining $88 million would be paid in installments as various stages of the development plans are completed. The construction is expected to be completed by end of 2012.

The Sohu Group also has some commitments related to future minimum content and service purchases, operating lease obligations, and license fees of games developed by third-parties which are presented in the following table (in thousands):

As of December 31,	Content and service purchases	Operating lease obligations	License fees of games developed by third-parties	Total minimum payments required
2010	$32,979	$4,391	$1,889	$39,259
2011	16,938	3,778	117	20,833
2012	1,466	2,347	—	3,813
2013	62	2,370	—	2,432
2014	—	2,261	—	2,261
Thereafter	—	—	—	—

Total minimum payments required	$51,445	$15,147	$2,006	$68,598

20. VIEs and Related Party Transactions

VIEs

To satisfy PRC laws and regulations, the Sohu Group conducts certain business in the PRC via its VIEs. These VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Sohu Group. Capital for the VIEs was funded by the Sohu Group through loans provided to Dr. Zhang and those employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Zhang and other employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of December 31, 2009, the aggregate amount of these loans was $11.9 million.

The Company consolidates all of its VIEs in its consolidated financial statements as the Company is these VIE’s primary beneficiary. The following is a summary of VIEs within the Sohu Group:

For Advertising Business

Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”) was incorporated in the PRC in 2002 and engages in entertainment and advertising business in the PRC on behalf of the Sohu Group. As of December 31, 2009, the registered capital of Sohu Entertainment is $1.2 million. Xin Wang (Belinda Wang) and Ye Deng, each of whom is an employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

b)	Feng Yang Tian Lang

Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”) was incorporated in the PRC in 2005 and engages in advertising services in the PRC. As of December 31, 2009, the registered capital of Feng Yang Tian Lang is $0.2 million. Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Century High Tech Investment Co., Ltd. (“High Century”) each holds a 50% interest in this entity.

Sponsored Search Business

c)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and engages in mapping services in the PRC. As of December 31, 2009, the registered capital of Tu Xing Tian Xia is $0.2 million. High Century and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

d)	Sogou Information

Beijing Sogou Information Service Co., Ltd. (“Sogou Information”) was incorporated in the PRC in 2005 and engages in providing Internet information services in the PRC. As of December 31, 2009, the registered capital of Sogou Information is $2.5 million. Jing Zhou and Wei Li, each of whom is an employee of the Sohu Group, each holds a 50% interest in this entity.

For Online Game Business

e)	Gamease

Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) was incorporated in the PRC in August 2007. It holds the licenses and approvals to operate online games in the PRC. Gamease’s primary beneficiary is Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), which is an indirect subsidiary of Changyou and Sohu. As of December 31, 2009, the registered capital of Gamease is $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and a Changyou employee hold 60% and 40% interests, respectively, in this entity.

For Wireless and Others Businesses

f)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and engages in Internet information, wireless and advertising services in the PRC on behalf of the Sohu Group. As of December 31, 2009, the registered capital of Sohu Internet is $2.4 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

g)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and engages in value-added telecommunication services in the PRC. As of December 31, 2009, the registered capital of GoodFeel is $1.2 million. Guofeng Yue and Jing Zhou, each of whom is an employee of the Sohu Group, hold 58.1% and 41.9% interests, respectively, in this entity.

h)	High Century

High Century was incorporated in the PRC in 2001 and engages in investment holding in the PRC on behalf of the Sohu Group. As of December 31, 2009, the registered capital of High Century is $4.6 million. Dr. Zhang and Wei Li who is an employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

i)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in October 2006. As of December 31, 2009, the registered capital of 21 East Beijing is $0.1 million. High Century and an employee of the Sohu Group hold 70% and 30% interests in 21 East Beijing.

j)	New 21 East

New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”) was incorporated in December 2007. As of December 31, 2009, the registered capital of New 21 East is $1.4 million. High Century and an employee of the Sohu Group hold 70% and 30% interests in New 21 East.

As of December 31, 2009 and 2008, the above VIEs have aggregate accumulated profits of approximately $47.6 million and $17.1 million, respectively, which have been reflected in Sohu’s consolidated financial statements.

Related Party Transactions

The following table summarizes related party transactions for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands):

Name or Description of Related Party	Description of Transactions	Year Ended December 31,
		2009	2008	2007
An investee of the Company	Cost of revenues	$—	$—	$949

This investee ceased to be a related party of the Company starting September 1, 2007, when the Company disposed its equity investment. Accordingly, since then, transactions with this party are not regarded as related party transactions.

21. Sohu.com Inc. Shareholders’ Equity

Summary of Sohu.com Inc.’s outstanding shares (in thousands):

	Number of Outstanding Shares as of December 31,
	2009	2008	2007
Common stock:
Balance, beginning of year	38,095	37,715	36,647
Issuance of common stock	405	881	1,068
Repurchase of common stock	(751)	(501)	—

Balance, end of year	37,749	38,095	37,715

(a)	Stockholder Rights Plan

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

For the years ended December 31, 2009 and 2008, the Company repurchased 751,224 and 501,686 shares of its common stock for total consideration of $40 million and $20 million, respectively. For the year ended December 31, 2007, the Company did not purchase any shares of its common stock. The shares repurchased by the Company are no longer outstanding, and are being held by the Company as treasury stock. Treasury stock is accounted for under the cost method.

(c)	Stock Incentive Plan

Both Sohu.com Inc. and Changyou.com Limited have stock incentive plans for the granting of share awards, including ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

For the years ended December 31, 2009, 2008 and 2007, total share-based compensation expense recognized was $17.3 million, $10.6 million, and $8.8 million, respectively. See Note 5—Share-based Compensation Expense.

1) Sohu.com Inc. Share Awards

Sohu.com Inc.’s 2000 Stock Incentive Plan (the “Sohu Stock Incentive Plan”), including share options and restricted share units, provides for the issuance of up to 9,500,000 shares of common stock. The maximum term of any issued stock right is ten years from the grant date. This Plan will expire on January 24, 2010. Sohu.com Inc. has reserved 9,500,000 shares of new common stock for issuance. As of December 31, 2009, 1,087,209 shares were available for grant under the Sohu Stock Incentive Plan.

For the years ended December 31, 2009, 2008 and 2007, total share-based compensation expense recognized for awards under Sohu Stock Incentive Plan was $4.2 million, $5.8 million and $8.8 million, respectively.

Summary of Option and Restricted Share Unit Activity

i) Option activity

A summary of options activity under the Sohu Stock Incentive Plan as of and for the year ended December 31, 2009 is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2009	799	16.72	5.63	$24,474
Exercised	(241)	17.12
Forfeited or expired	(3)	16.79

Outstanding at December 31, 2009	555	16.55	4.54	$22,625

Vested at December 31, 2009	555	16.55	4.54	$22,625

Exercisable at December 31, 2009	555	16.55	4.54	$22,625

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu.com Inc.’s closing stock price of $57.28 on December 31, 2009 and the exercise price of share options. The total intrinsic value of share options exercised for the year ended December 31, 2009 was $9.0 million.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2009:

	Options Outstanding as of December 31, 2009			Options Exercisable as of December 31, 2009
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.86 - $2.27	40	2.03	$1.31	40	$1.31
$3.85 - $7.64	47	3.02	7.63	47	7.63
$8.39	38	3.02	8.39	38	8.39
$13 - $16.84	67	4.54	16.12	67	16.12
$17 - $22.86	311	5.39	18.32	311	18.32
$23.17 - $34.51	52	3.86	32.26	52	32.26

	555			555

For the years ended December 31, 2009, 2008 and 2007, total share-based compensation expense recognized for share options under Sohu’s Stock Incentive Plan was $0.9 million, $1.3 million and $2.7 million, respectively. As of December 31, 2009, there was no unrecognized compensation expense for options because the requisite service periods for the remaining options expired in 2009.

For the years ended December 31, 2009, 2008 and 2007, total cash received from the exercise of share options amounted to $4.1 million, $13.1 million and $10.8 million, respectively.

ii) Restricted share unit activity

A summary of restricted share units activity under the Sohu Stock Incentive Plan as of and for the year ended December 31, 2009 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	405	$31.35
Granted	13	52.56
Vested	(165)	30.02
Forfeited	(44)	32.71

Unvested at December 31, 2009	209	33.41

Expected to vest thereafter	156	33.15

For the years ended December 31, 2009, 2008 and 2007, total share-based compensation expense recognized for restricted share units under Sohu’s Stock Incentive Plan was $3.3 million, $4.5 million and $6.1 million, respectively. As of December 31, 2009, there was $1.6 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.8 years.

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

Through December 31, 2009, under Changyou’s 2008 Share Incentive Plan, Changyou has granted 9,000,000 Class B ordinary shares (including 2,000,000 Class B restricted ordinary shares vested in February 2009) and 6,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,396,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to its key employees. See Note 2—Changyou Transactions.

For the years ended December 31, 2009 and 2008, total share-based compensation expense recognized for awards under Changyou’s 2008 Share Incentive Plan was $13.1 million and $4.8 million, respectively.

Share Award to Tao Wang, Chief Executive Officer of Changyou

In January 2008, the difference between the fair values (“Incremental Fair Value”), of the 700,000 ordinary shares and 800,000 restricted ordinary shares granted to Tao Wang and his contingent right in Beijing Fire Fox was accounted for as share-based compensation expense. The 800,000 restricted ordinary shares were subject to a four-year vesting period commencing on February 1, 2008. In addition, Tao Wang would not be entitled to participate in any distributions on Changyou shares, whether or not vested, until the earlier of Changyou’s completion of an initial public offering or February 2012, and in any event entitlement to distributions would be subject to vesting of the shares.

On March 16, 2009, the ordinary shares described above, which had been issued as 700,000 Class B ordinary shares and 800,000 Class B restricted ordinary shares in January 2009, became 7,000,000 Class B ordinary shares and 8,000,000 Class B restricted ordinary shares, respectively, as a result of a ten-for-one share split effected by Changyou on that date.

For the 700,000 ordinary shares, because the terms of the issuance of these ordinary shares had been approved and were communicated to and agreed with Tao Wang as of January 2, 2008, this was considered the grant date under U.S. GAAP, accordingly, the Incremental Fair Value was determined as of that date. The portion of the Incremental Fair Value related to these ordinary shares, equal to $1.8 million, was recognized as share-based compensation expense in product development expenses for the three months ended March 31, 2008.

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of these restricted ordinary shares activity as of and for the year ended December 31, 2009 is presented below. The shares and their fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	8,000	$1.36
Granted	—
Vested	(2,000)	1.36

Unvested at December 31, 2009	6,000	1.36

Expected to vest thereafter	6,000	1.36

For the years ended December 31, 2009 and 2008, share-based compensation expense recognized for the above 8,000,000 Class B restricted ordinary shares was $2.3 million and $3.0 million, respectively. As of December 31, 2009, there was $1.7 million of unrecognized compensation expense related to above unvested Class B restricted ordinary shares.

The fair value of the ordinary share and restricted ordinary shares was assessed using the income approach/discounted cash flow method with a discount for lack of marketability given that the shares underlying the award were not publicly traded at the time of grant, and was partly relied on a report prepared by a qualified professional appraiser. This assessment required complex and subjective judgments regarding Changyou’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

Share Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

i) Share Awards Granted before Changyou’s Initial Public Offering

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

A summary of the above Class B restricted share units activity as of and for the year ended December 31, 2009 is presented below. The shares and their fair values presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	2,740	$1.98
Granted	—
Vested*	(685)	1.98
Forfeited	—

Unvested at December 31, 2009	2,055	1.98

Expected to vest thereafter	2,055	1.98

*	including 75,000 shares not settled as of December 31, 2009.

For the year ended December 31, 2009, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $4.1 million. For the year ended December 31, 2008, the share-based compensation expense was zero because such expense began to be recognized after Changyou’s initial public offering as mentioned above. As of December 31, 2009, there was $1.4 million of unrecognized share-based compensation expense related to above unvested Class B restricted share units.

The methods Changyou used to determine the fair value as of the April 2008 grant date of these Class B restricted share units were the same as the methods used for the shares granted to Tao Wang as described above, with different discounted rates applied.

ii) Share Awards Granted after Changyou’s Initial Public Offering

On April 21, 2009, Changyou granted an aggregate of 1,200,000 Class A restricted share units (settleable in Class A ordinary shares) to executive officers other than Tao Wang. These Class A restricted share units are subject to vesting over a four-year period commencing on April 21, 2009. A summary of the Class A restricted share units activity as of and for the year ended December 31, 2009 is presented below.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	—
Granted	1,200	$12.41
Vested	—
Forfeited	—

Unvested at December 31, 2009	1,200	12.41

Expected to vest thereafter	1,200	12.41

For the year ended December 31, 2009, total share-based compensation expense recognized for the above 1,200,000 Class A restricted share units was $5.4 million. As of December 31, 2009, there was $9.5 million of unrecognized compensation expense related to the above unvested Class A restricted share units.

The fair value of restricted share units as of the April 21, 2009 grant date was determined based on Changyou’s share price on the grant date.

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

On March 16, 2009, the above 45,600 Class A restricted share units became 456,000 Class A restricted share units as a result of a ten-for-one share split effected on that date.

A summary of the Class A restricted share units activity as of and for the year ended December 31, 2009 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2009	—
Granted	456	$8.00
Vested	—
Forfeited	(24)	8.00

Unvested at December 31, 2009	432	8.00

Expected to vest thereafter	410	8.00

For the year ended December 31, 2009, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $1.4 million. As of December 31, 2009, there was $1.9 million of unrecognized share-based compensation expense related to above unvested Class A restricted share units.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

22. Noncontrolling Interest

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

The Company’s majority-owned subsidiaries and VIEs which are consolidated in Sohu’s consolidated financial statements but with noncontrolling interest recognized are Changyou and 21 East Beijing, New 21 East and 21 East Hong Kong (collectively “21 East”). Changyou, which conducts the Sohu Group’s online game business, completed its initial public offering on the Nasdaq Global Select Market on April 7, 2009. 21 East are entertainment companies in which the Company holds a 70% economic interest.

As of December 31, 2009 and 2008, noncontrolling interest in the consolidated balance sheets, which included noncontrolling interest in Changyou and in 21 East, was $68.0 million and $5.1 million, respectively.

For the year ended December 31, 2009, noncontrolling interest in the consolidated statements of operations, reflecting noncontrolling interest in Changyou and 21 East, was $28.6 million, compared with negative $51,000 and negative $47,000 reflecting noncontrolling interest in 21 East, for the years ended December 31, 2008 and 2007.

Noncontrolling interest in the consolidated balance sheets (in thousands):

	As of December 31,
	2009	2008
Changyou	$67,691	$4,752
21 East	304	396

Total	$67,995	$5,148

Noncontrolling interest in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Changyou	$28,694	$—	$—
21 East	(92)	(51)	(47)

Total	$28,602	$(51)	$(47)

(a) Noncontrolling Interest in Changyou

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2009 and 2008, noncontrolling interest in Changyou in Sohu’s consolidated balance sheets was $67.7 million and $4.8 million, respectively.

As of December 31, 2009, Sohu recognized noncontrolling interest in shareholders’ equity in Sohu’s consolidated balance sheets to reflect the interest in Changyou’s net assets attributable to shareholders other than Sohu. This noncontrolling interest consisted of a 26% economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest, as aforementioned in Note 3—Summary of Significant Accounting Policies—Basis of Consolidation and Recognition of Noncontrolling Interest.

As of December 31, 2008, Sohu recognized noncontrolling interest in the consolidated balance sheets consisting of the share-based compensation expense related to Changyou’s Class B ordinary shares granted to Tao Wang through the share-based award arrangement.

Noncontrolling Interest in the Consolidated Statements of Operations

For the years ended December 31, 2009, Sohu recognized $28.7 million noncontrolling interest in its consolidated statements of operations to reflect the 26% economic interest in Changyou attributable to shareholders other than Sohu. For the years ended December 31, 2008 and 2007, there was no noncontrolling interest recognized for Changyou.

(b) Noncontrolling Interest in 21 East

Noncontrolling interest in the consolidated financial statements consisted of 30% noncontrolling interest in 21 East.

As of December 31, 2009 and 2008, noncontrolling interest related to 21 East in the consolidated balance sheets was $304,000 and $396,000, respectively.

For the years ended December 31, 2009, 2008 and 2007, noncontrolling interest related to 21 East in the consolidated statements of operations was negative $92,000, negative $51,000 and negative $47,000, respectively.

23. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards using the treasury stock method and shares issuable upon the conversion of zero coupon convertible senior notes using the if-converted method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

(a)	the percentage of the total economic interests in Changyou held by Sohu, and

(b)	the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise of share-based awards.

In the calculation of Sohu’s diluted net income per share, all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and issued by Changyou. Hence, Changyou’s share number increases from the basic basis to the fully diluted basis, causing the percentage and the amount of Changyou’s net income attributable to Sohu to decrease. This adjustment is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income from continuing operations attributable to Sohu.com Inc.	$147,387	$158,637	$34,951
Gain (Loss) from discontinued e-commerce operations attributable to Sohu.com Inc.	446	—	(20)

Net income attributable to Sohu.com Inc., basic	147,833	158,637	34,931
Effect of dilutive securities:
Incremental dilution from Changyou	(8,561)	—	—
Amortization of offering costs for zero coupon convertible senior notes	—	—	248

Net income attributable to Sohu.com Inc., diluted	$139,272	$158,637	$35,179

Denominator:
Weighted average basic common shares outstanding	38,294	38,168	37,133
Effect of dilutive securities:
Share options and restricted share units	675	949	1,135
Zero coupon convertible senior notes	—	—	651

Weighted average diluted common shares outstanding	38,969	39,117	38,919

Basic net income per share attributable to Sohu.com Inc.
—Continuing operations	$3.85	$4.16	$0.94
—Discontinued e-commerce operations	0.01	—	(0.00)

Basic net income per share attributable to Sohu.com Inc.	$3.86	$4.16	$0.94

Diluted net income per share attributable to Sohu.com Inc.
—Continuing operations	$3.56	$4.06	$0.90
—Discontinued e-commerce operations	0.01	—	(0.00)

Diluted net income per share attributable to Sohu.com Inc.	$3.57	$4.06	$0.90

24. Concentration Risks

Because its operations are substantially conducted in the PRC, the Sohu Group is subject to PRC-related political, economic and legal risks. Besides these risks, the Sohu Group may also have the following concentration risks.

Operation Risk

For the years ended December 31, 2009, 2008 and 2007, there are no revenues from clients that individually represent greater than 10% of the total revenues.

For the year ended December 31, 2009, 49% of the Sohu Group’s total revenue and 94% of the Sohu Group’s online game revenue was derived from a single massively multi-player online role-playing game called TLBB, which was launched in May 2007.

Substantially all of the Sohu Group’s wireless businesses rely on two major third party mobile network operators and their subsidiaries for the billing of and collection from mobile phone users. If the annual contracts with these operators were not renewed or were terminated, the Sohu Group’s wireless business and wireless revenue could be adversely affected. As of December 31, 2009 and 2008, $8.3 million and $9.6 million of accounts receivable balances were ultimately due from mobile network operators.

Credit Risk

Financial instruments that potentially subject the Sohu Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2009, approximately 52% of the Sohu Group’s cash and cash equivalents were held in 10 financial institutions in China. The remaining cash and cash equivalents were held by financial institutions in U.S., Singapore and Hong Kong.

For the credit risk related to accounts receivable, the Sohu Group performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

25. Subsequent Events

On January 21, 2010, the Company granted approximately 727,000 restricted stock units to its directors, officers and employees under the 2000 Stock Incentive Plan. The plan then expired on January 24, 2010.

The Company has performed an evaluation of subsequent events through February 26, 2010, which is the date the financial statements were issued, with no other events or transactions needing recognition or disclosure found.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(in thousands)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,635	$20,853
Prepaid and other current assets	283	572
Due from subsidiaries and variable interest entities	3,952	—

Total current assets	6,870	21,425
Interests in subsidiaries and variable interest entities	606,390	391,703

Total assets	$613,260	$413,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,479	$3,252
Due to subsidiaries and variable interest entities	—	23,930

Total current liabilities	3,479	27,182

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,749 and 38,095 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	317,052	201,196
Treasury stock (5,389 and 4,638 shares, respectively)	(114,690)	(74,683)
Accumulated other comprehensive income	21,502	21,349
Retained earnings	385,874	238,041

Total shareholders’ equity	609,781	385,946

Total liabilities and shareholders’ equity	$613,260	$413,128

SOHU.COM INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative	3,835	3,366	5,149

Operating loss	(3,835)	(3,366)	(5,149)

Equity in profit of subsidiaries and variable interest entities	154,616	155,328	33,395
Other expense	—	—	(248)
Interest income	1,202	6,675	6,941

Income before income tax expense	151,983	158,637	34,939
Income tax expense	4,150	—	8

Net income	$147,833	$158,637	$34,931

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$147,833	$158,637	$34,931
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in profit of subsidiaries and variable interest entities	(154,616)	(155,328)	(33,395)
Excess tax benefits from share-based payment arrangements	(3,927)	—	—
Amortization of other assets	—	—	248
Share-based compensation expense	854	952	1,590
Changes in current assets and liabilities:
Due (from) to subsidiaries and variable interest entities	(27,882)	(64,580)	52,260
Prepaid and other current assets	289	(231)	122
Tax payable	4,152	—	7
Accrued liabilities	2	(1,860)	1,029

Net cash (used in) provided by operating activities	(33,295)	(62,410)	56,792
Cash flows from investing activities:
Net cash invested in subsidiaries	(25,204)	—	—
Dividend received	11,008	—	—
Proceeds from maturities of marketable debt securities	—	—	5,000
Receipts from collections of loans to a subsidiary	61,213	49,841	—

Net cash provided by investing activities	47,017	49,841	5,000
Cash flows from financing activities:
Redemption of zero coupon convertible senior notes	—	(6)	(58,524)
Repurchase of common stock	(40,007)	(19,997)	—
Issuance of common stock	4,140	13,103	10,785
Excess tax benefits from share-based payment arrangements	3,927	—	—

Net cash used in financing activities	(31,940)	(6,900)	(47,739)

Net (decrease) increase in cash and cash equivalents	(18,218)	(19,469)	14,053
Cash and cash equivalents at beginning of year	20,853	40,322	26,269

Cash and cash equivalents at end of year	$2,635	$20,853	$40,322

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with U.S. GAAP.

2.	The Company records its investment in subsidiaries under the equity method. Such investment and long-term loans to subsidiaries are presented on the balance sheets as interests in subsidiaries and VIEs and the profit of the subsidiaries is presented as equity in profit of subsidiaries and VIEs on the statement of operations.

For VIEs where the Company is the primary beneficiary, the amount of the Company’s investment is included on the balance sheets as interests in subsidiaries and VIEs and the profit or loss of the VIEs is included in equity in profit of subsidiaries and VIEs on the statement of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in U.S. have been condensed or omitted. The footnote disclosures contain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the Consolidated Financial Statements of the Company.

3.	As of December 31, 2009 and 2008, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

4.	For the year ended December 31, 2009, there was $11 million in cash dividends paid to the Company by its consolidated subsidiaries. For the years ended December 31, 2008 and 2007, there were no cash dividends paid to the Company by its consolidated subsidiaries, VIEs or associate.

5.	Related party transactions

a)	For the year ended December 31, 2009, $61.2 million loan principal and $1.1 million loan interest were received from the Company’s subsidiaries and VIEs as loan repayments. As of December 31 2009, there was no loan balance outstanding due from its subsidiaries and VIEs.

b)	For the year ended December 31, 2008, $5.3 million loan interest was principalized at a 4.8% interest rate per annum. $49.8 million was received from the Company’s subsidiaries and VIEs as loan repayments. As of December 31, 2008, the long-term loans due from its subsidiaries and VIEs bore an interest rate of 5.05% per annum and the maturity dates for these loans were five years. For the year ended December 31, 2008, the interest income from the loan amounted to $5.6 million.

EXHIBIT INDEX

Exhibit No.	Description
3.1(2)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(2)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

4.1(3)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent.

4.2(6)	Indenture, dated as of July 14, 2003, between Sohu.com Inc. and The Bank of New York.

10.1(11)	2000 Stock Incentive Plan, as amended.

10.2(1)	Form of Stock Option Agreement.

10.3(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.4(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.5(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.6(4)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.7(5)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.8(5)	Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.9(7)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.10(10)	Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.11(8)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.12(14)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.13(14)	Hosting Service Agreement between Sohu Era and China Telecom.

10.14(13)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.15(13)	Monternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

10.16(13)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.17(9)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.18(12)	Preliminary Agreement among Beijing Sohu New Era Information Technology Co. Ltd. and Vision Huaqing (Beijing) Development Co. Ltd. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

10.19(12)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.20(12)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.21(12)	Loan and Share Pledge Agreement between Sohu.com Inc. and Xin (Belinda) Wang.

10.22(15)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.23(15)	Hosting Service Agreement Between Sohu Era and China Telecom.

10.24(16)	Employment Agreement, effective as of March 8, 2007, by and between Sohu.com Inc. and Carol Yu.

10.25(16)	Purchasing Agreement of Real Property Between Sohu New Era and Vision Hua Qing.

10.26(17)	Employment Agreement, effective as of June 1, 2007, by and between Sohu.com Inc. and Xin (Belinda) Wang.

10.27(18)	Underwriting Agreement, dated April 1, 2009, for Changyou.com Limited’s initial public offering.

10.28(19)	Agreement between Changyou.com Limited and Beijing Yinhe Wanda Co., Ltd. for the purchase of an Office Tower A at Beijing West Wanda Plaza, in Beijing, China.

10.29(20)	Employment Agreement, effective as of January 1, 2009, by and between Sohu.com Inc. and Charles Zhang.

10.30(21)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.31(21)	Non-Competition Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.32(21)	Marketing Services Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.33(21)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu New Media Information Technology Co., Ltd.

14.1(9)	Code of Ethics and Conduct.

21.1(21)	Subsidiaries of the registrant.

23.1(21)	Consent of Independent Registered Public Accounting Firm.

23.2(21)	Consent of TransAsia Lawyers, PRC Counsel.

24.1(21)	Power of Attorney (included in signature page to Form 10-K).

31.1(21)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(21)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(21)	Section 1350 Certification of Dr. Charles Zhang.

32.2(21)	Section 1350 Certification of Carol Yu.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).

(2)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.

(3)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.

(4)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.

(5)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.

(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on July 16, 2003.

(7)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.

(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.

(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q/A filed on March 26, 2004.

(11)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 filed on June 20, 2005 (File No. 333-125960).

(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.

(13)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005.

(14)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 2, 2005.

(15)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 8, 2007.

(16)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.

(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007.

(18)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009.

(19)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.

(20)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2009.

(21)	Filed herewith.