Form 10-Q
period 2010-03-31
SOHU COM INC
filed 2010-05-07
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2010
Common stock, $.001 par value	37,815,812

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$599,153	$563,782
Accounts receivable, net	47,849	46,610
Prepaid and other current assets	12,483	10,781

Total current assets	659,485	621,173
Fixed assets, net	116,828	115,088
Goodwill	57,440	55,555
Intangible assets, net	9,083	7,933
Other assets, net	31,750	28,524

Total assets	$874,586	$828,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,229	$4,602
Accrued liabilities to suppliers and agents	41,722	41,103
Receipts in advance and deferred revenue	32,873	36,944
Accrued salary and benefits	26,216	28,860
Tax payables	21,547	21,953
Other accrued liabilities	17,201	17,035

Total current liabilities	146,788	150,497

Contingent consideration	1,318	—
Commitments and contingencies

Shareholders’ equity
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,816 and 37,749 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	318,335	317,052
Treasury stock (5,389 shares)	(114,690)	(114,690)
Accumulated other comprehensive income	21,566	21,502
Retained earnings	416,065	385,874

Total Sohu.com Inc. shareholders’ equity	641,319	609,781

Noncontrolling interest	85,161	67,995

Total shareholders’ equity	726,480	677,776

Total liabilities and shareholders’ equity	$874,586	$828,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Advertising:
Brand advertising	$39,512	$39,074
Sponsored search	2,834	1,562

Subtotal of advertising revenues	42,346	40,636

Online game	72,072	61,607
Wireless and others	15,036	13,495

Total revenues	129,454	115,738
Cost of revenues:
Advertising:
Brand advertising	17,283	13,730
Sponsored search	2,913	2,298

Subtotal of cost of advertising revenues	20,196	16,028

Online game	5,384	3,436
Wireless and others	7,246	8,129

Total cost of revenues	32,826	27,593

Gross profit	96,628	88,145
Operating expenses:
Product development	15,518	13,314
Sales and marketing	23,009	16,826
General and administrative	9,883	7,894
Amortization of intangible assets	108	74

Total operating expenses	48,518	38,108

Operating profit	48,110	50,037
Other (expense) income	(25)	1
Interest income and exchange difference	1,199	1,122

Income before income tax expense	49,284	51,160
Income tax expense	7,963	6,586

Net income	41,321	44,574
Less: Net income (loss) attributable to non- controlling interest	11,130	(21)

Net income attributable to Sohu.com Inc.	$30,191	$44,595

Basic net income per share attributable to Sohu.com Inc.	$0.80	$1.17

Shares used in computing basic net income per share attributable to Sohu.com Inc.	37,778	38,162

Diluted net income per share attributable to Sohu.com Inc.	$0.73	$1.15

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,443	38,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$41,321	$44,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,593	3,811
Share-based compensation expense	6,528	2,287
Amortization of intangible assets and other assets	475	426
Provision for allowance for doubtful accounts	88	51
Excess tax benefits from share-based payment arrangements	(531)	(103)
Others	132	(7)
Changes in current assets and liabilities:
Prepaid and other current assets	(3,184)	12,613
Accounts receivable	(1,336)	(7,094)
Tax payables	266	6,021
Accrued liabilities to suppliers and agents	619	(3,292)
Receipts in advance and deferred revenue	(4,071)	(2,317)
Accounts payable	2,627	(137)
Other accrued liabilities	(4,598)	(148)

Net cash provided by operating activities	42,929	56,685
Cash flows from investing activities:
Purchase of fixed assets	(6,113)	(2,154)
Purchase of intangible and other assets	(1,071)	(19)
Decrease in restricted cash	—	2,296
Acquisitions, net of cash acquired	(1,239)	—

Net cash (used in) provided by investing activities	(8,423)	123
Cash flows from financing activities:
Issuance of common stock	252	1,786
Excess tax benefits from share-based payment arrangements	531	103

Net cash provided by financing activities	783	1,889
Effect of exchange rate changes on cash and cash equivalents	82	44

Net increase in cash and cash equivalents	35,371	58,741
Cash and cash equivalents at beginning of period	563,782	314,425

Cash and cash equivalents at end of period	$599,153	$373,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2010

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$677,776	$—	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995
Issuance of common stock	252	—	—	252	—	—	—	—
Compensatory share-based awards	6,528	—	—	500	—	—	—	6,028
Excess tax benefits from share-based awards	531	—	—	531	—	—	—	—
Comprehensive income:
Net income	41,321	41,321	—	—	—	—	30,191	11,130
Other comprehensive income:
Foreign currency translation adjustment	72	72	—	—	—	64	—	8

Total other comprehensive income	72	72

Total comprehensive income	41,393	$41,393

Ending balance	$726,480		$43	$318,335	$(114,690)	$21,566	$416,065	$85,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2009

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$391,094	$—	$43	$201,196	$(74,683)	$21,349	$238,041	$5,148
Issuance of common stock	1,786	—	—	1,786	—	—	—	—
Compensatory share-based awards	2,287	—	—	1,571	—	—	—	716
Excess tax benefits from share-based awards	37	—	—	37	—	—	—	—
Comprehensive income:
Net income (loss)	44,574	44,574	—	—	—	—	44,595	(21)
Other comprehensive income:
Foreign currency translation adjustment	(18)	(18)	—	—	—	(18)	—	—

Total other comprehensive income (loss)	(18)	(18)

Total comprehensive income	44,556	$44,556

Ending balance	$439,760		$43	$204,590	$(74,683)	$21,331	$282,636	$5,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading Internet company providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group”) mainly offers advertising services (through brand advertising and sponsored search), online game services (through Changyou.com Limited) and wireless services through its Internet sites: sohu.com, 17173.com, focus.cn, chinaren.com, sogou.com and changyou.com.

Brand advertising and online game are the two core businesses of the Sohu Group. The brand advertising business provides advertisements on the Sohu Group’s portal matrix to advertisers who wish to build up their brand awareness online. The online game business is conducted by a majority-owned subsidiary of Sohu, Changyou.com Limited (“Changyou”), which currently operates four massively multi-player online role-playing games (“MMORPGs”), (i) Tian Long Ba Bu (“TLBB”), (ii) Blade Online (“BO”), (iii) Blade Hero 2 (“BH 2”) which is the sequel to BO, and (iv) Da Hua Shui Hu (“DHSH”). TLBB is Changyou’s first in-house developed MMORPG and is one of the most popular online games in China.

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, as Sohu is Changyou’s controlling shareholder, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of March 31, 2010, 28% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 2—Changyou Transactions—Sohu’s Shareholding in Changyou.

Basis of Consolidation

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”). All intercompany transactions have been eliminated.

For majority-owned subsidiaries and VIEs, noncontrolling interest is recognized to reflect the portion of their equity which is not attributable, directly or indirectly, to the controlling shareholder. As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu, Changyou’s net income attributable to these shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations, and Changyou’s cumulative results of operations attributable to these shareholders, along with its changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets. See Note 2—Changyou Transactions—Sohu’s Shareholding in Changyou and Note 10—Noncontrolling Interest.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In February 2009, 200,000 Class B restricted ordinary shares held by Prominence became vested. Upon this vesting, the number of Class B ordinary shares held beneficially by Tao Wang increased to 900,000 shares and the number of Class B restricted ordinary shares held beneficially by Tao Wang decreased to 600,000 shares.

In March 2009, Changyou effected a ten-for-one share split that resulted in the aforementioned 900,000 Class B ordinary shares and 600,000 Class B restricted ordinary shares becoming 9,000,000 Class B ordinary shares and 6,000,000 Class B restricted ordinary shares, respectively.

In February 2010, 2,000,000 Class B restricted ordinary shares held by Prominence became vested. Upon this vesting, the number of Class B ordinary shares held beneficially by Tao Wang increased to 11,000,000 shares and the number of Class B restricted ordinary shares held beneficially by Tao Wang decreased to 4,000,000 shares. These numbers of Class B ordinary shares and Class B restricted ordinary shares remain unchanged as of March 31, 2010.

Changyou’s 2008 Share Incentive Plan

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to its executive officers and to certain of its employees as incentive compensation under Changyou’s 2008 Share Incentive Plan. As described above, 700,000 ordinary shares and 800,000 restricted ordinary shares were granted to Tao Wang through Prominence under this incentive plan.

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

Subsequent to the offering, Changyou has 102,500,000 Class A and Class B ordinary shares issued and outstanding. Those outstanding shares consist of (i) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (ii) 15,000,000 Class B ordinary shares held by Tao Wang through Prominence, including 6,000,000 Class B restricted ordinary shares that were not vested as of the completion of the offering; and (iii) 17,250,000 Class A ordinary shares held by public shareholders.

Net proceeds to Changyou and Sohu Game from this initial public offering were approximately $54.7 million and $70.7 million, respectively, for total proceeds of approximately $125.4 million, after deducting underwriting discounts and commissions and offering expenses.

As a result of the completion of Changyou’s initial public offering, in the second quarter of 2009, Sohu recognized a one-time gain of $100.6 million in the shareholders’ equity section of Sohu’s consolidated balance sheets, to reflect the net proceeds Sohu received from the initial public offering and the incremental change in Sohu’s economic interest in Changyou immediately before and after the offering.

Sohu’s Shareholding in Changyou

Shareholding and Control

Through the three months ended March 31, 2010, 820,000 Class B restricted share units granted to certain of Changyou’s employees had become vested, and were settled in Class B ordinary shares and then converted into Class A ordinary shares.

As of March 31, 2010, Changyou had outstanding a combined total of 103,320,000 Class A and Class B ordinary shares, consisting of (i) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (ii) 15,000,000 Class B ordinary shares held by Tao Wang through Prominence, including 4,000,000 Class B restricted ordinary shares that were not vested; (iii) 17,250,000 Class A ordinary shares issued in Changyou’s initial public offering; and (iv) 820,000 Class A ordinary shares issued to certain of Changyou’s employees upon conversion of Class B ordinary shares that had been issued upon the vesting and settlement of Class B restricted share units granted to those employees.

As of March 31, 2010, treating Tao Wang’s 4,000,000 Class B restricted ordinary shares as owned by Tao Wang, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire board of directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou in Sohu’s consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, as aforementioned in Note 1- The Company and Basis of Presentation—Basis of Consolidation.

Economic Interest

Because Tao Wang’s 4,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, those shares are treated as owned by Sohu, rather than as owned by Tao Wang, in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, as of March 31, 2010, Sohu was treated as holding approximately 72% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 28% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements, as aforementioned in Note 1- The Company and Basis of Presentation—Basis of Consolidation.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the Class B restricted ordinary shares granted to Tao Wang become vested, and the restricted share units granted to Changyou’s executive officers other than Tao Wang and to certain of its employees become vested and settled.

Dilutive Impact

Through March 31, 2010, under Changyou’s 2008 Share Incentive Plan, Changyou has granted 11,000,000 Class B ordinary shares (including 2,000,000 Class B restricted ordinary shares vested in February 2010) and 4,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,400,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to certain of its employees. As of March 31, 2010, the number of Changyou’s outstanding restricted share units decreased from 4,400,000 to 3,556,000, as a result of forfeitures and vesting and settlement of restricted share units.

Because no Class A ordinary shares or Class B ordinary shares will be issued with respect to these restricted share units until the restricted share units are vested and settled, the unvested restricted share units and vested restricted share units that have not yet been settled are not included as outstanding shares of Changyou and have no impact on Sohu’s basic net income per share. Unvested restricted share units and vested restricted share units that have not yet been settled do, however, have a dilutive impact on Sohu’s diluted net income per share.

For the first quarter of 2010, in the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou was 66%, treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 11—Net Income per Share.

3. Segment Information

The Sohu Group has determined that the business segments that constitute its primary reporting segments are brand advertising, sponsored search, online game and wireless, which is consistent with the Sohu Group’s internal financial reporting structure.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2010
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$42,592	$2,834	$13,288	$1,748	$60,462	$72,072	$(3,080)	$129,454
Segment cost of revenues	(16,316)	(2,912)	(6,911)	(335)	(26,474)	(5,317)	—	(31,791)

Segment gross profit (loss)	$26,276	$(78)	$6,377	$1,413	33,988	66,755	(3,080)	97,663

SBC (2) in cost of revenues					(968)	(67)	—	(1,035)

Gross profit					33,020	66,688	(3,080)	96,628

Operating expenses:
Product development					(7,646)	(5,427)	—	(13,073)
Sales and marketing (1)					(15,510)	(9,624)	3,080	(22,054)
General and administrative					(4,327)	(3,463)	—	(7,790)
Amortization of intangible assets					(106)	(2)	—	(108)
SBC (2) in operating expenses					(2,590)	(2,903)	—	(5,493)

Total operating expenses					(30,179)	(21,419)	3,080	(48,518)

Operating profit					2,841	45,269	—	48,110
Other income (expense)					74	(99)	—	(25)
Interest income and exchange difference					384	815	—	1,199
Income tax expense					(1,684)	(6,279)	—	(7,963)

Net income					$1,615	$39,706	$—	$41,321

Note (1):

The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).

Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended March 31, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$47,119	$1,562	$13,378	$117	$62,176	$61,607	$(8,045)	$115,738
Segment cost of revenues	(13,494)	(2,295)	(7,643)	(486)	(23,918)	(3,433)	5	(27,346)

Segment gross profit (loss)	$33,625	$(733)	$5,735	$(369)	38,258	58,174	(8,040)	88,392

SBC (2) in cost of revenues					(239)	(8)	—	(247)

Gross profit					38,019	58,166	(8,040)	88,145

Operating expenses:
Product development					(6,641)	(5,399)	—	(12,040)
Sales and marketing (1)					(13,749)	(10,832)	8,040	(16,541)
General and administrative					(4,200)	(3,213)	—	(7,413)
Amortization of intangible assets					(73)	(1)	—	(74)
SBC (2) in operating expenses					(1,202)	(838)	—	(2,040)

Total operating expenses					(25,865)	(20,283)	8,040	(38,108)

Operating profit					12,154	37,883	—	50,037
Other income (expense)					2	(1)	—	1
Interest income and exchange difference					446	676	—	1,122
Income tax expense					(1,532)	(5,054)	—	(6,586)

Net income					$11,070	$33,504	$—	$44,574

Note (1):

The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).

Note (2):	“SBC” stands for share-based compensation expense.

	As of March 31, 2010
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash (1)	$333,748	$265,405	$—	$599,153
Accounts receivable, net	46,726	1,123	—	47,849
Fixed assets, net	64,681	52,147	—	116,828
Total assets (2)	550,444	330,601	(6,459)	874,586

Note (1):

The cash is mainly denominated in U.S. dollars, in Renminbi (“RMB”) and in HK dollars. For a discussion of foreign currency exchange risk which the Company is exposed to, please refer to Item 3—Quantitative and qualitative disclosure about market risks—foreign currency exchange rate risk.

Note (2):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the online game segment (conducted through Changyou).

	As of December 31, 2009
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash(1)	$336,881	$226,901	$—	$563,782
Accounts receivable, net	43,215	3,395	—	46,610
Fixed assets, net	65,910	49,178	—	115,088
Total assets (2)	544,942	289,391	(6,060)	828,273

Note (1):

The cash is mainly denominated in U.S. dollars, in RMB and in HK dollars. For a discussion of foreign currency exchange risk which the Company is exposed to, please refer to Item 3—Quantitative and qualitative disclosure about market risks—foreign currency exchange rate risk.

Note (2):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the online game segment (conducted through Changyou).

4. Share-Based Compensation Expense

Both Sohu and Changyou have incentive plans for the granting of share-based awards, including common stock, ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity section in the consolidated balance sheets. See Note 9—Sohu.com Inc. Shareholders’ Equity—Stock Incentive Plan.

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2010 and 2009, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2010	2009
Cost of revenues	$1,035	$247
Product development expenses	2,445	1,274
Sales and marketing expenses	955	285
General and administrative expenses	2,093	481

	$6,528	$2,287

There was no capitalized share-based compensation expense for the three months ended March 31, 2010 and 2009.

Share-based compensation expense recognized for share awards granted by Sohu and Changyou, respectively, was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2010	2009
For share awards granted by Sohu.com Inc.	$3,585	$1,570
For share awards granted by Changyou.com Limited	2,943	717

	$6,528	$2,287

5. Income Taxes

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). Some of the Company’s subsidiaries are subject to income taxes in Hong Kong. The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any interest or penalties associated with tax positions for the three months ended March 31, 2010, nor did the Company have any significant unrecognized uncertain tax positions as of March 31, 2010.

PRC Corporate Income Tax

Advertising Business and Wireless Business

Effective from January 1, 2008, the current PRC Corporate Income Tax Law (“CIT Law”) imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. Under the current CIT Law, New Technology Enterprises can enjoy a preferential income tax rate of 15%, but after a three-year validation period, New Technology Enterprises need to re-apply for this qualification. Under the previous income tax laws and regulations, New Technology Enterprises enjoyed a favorable tax rate of 15% and were exempted from income tax for three years beginning with their first year of operations, and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The current CIT Law provides grandfathering treatment for enterprises that were (i) qualified as New Technology Enterprises under the previous PRC income tax laws, and (ii) established before March 16, 2007, if they continue to meet the criteria for New Technology Enterprises under the current CIT Law. The grandfathering provision allows these enterprises to continue enjoying their unexpired tax holidays provided by the previous income tax laws and regulations.

During the year ended December 31, 2008, three China-based subsidiaries, Sohu Era, Sohu Media and Sogou Technology, qualified as “New Technology Enterprises” under the current CIT Law. As a result, for the fiscal years 2009 and 2010, Sohu Era was subject to a 15% income tax rate and Sohu Media and Sogou Technology enjoyed a 7.5% income tax rate due to their unexpired tax holidays. These three companies will reapply for this qualification in 2011.

During the year ended December 31, 2009, in addition to the three China-based subsidiaries discussed above, two China-based VIEs, Sohu Internet and Sogou Information, qualified as “New Technology Enterprises” under the current CIT Law. As a result, for the fiscal years 2009 and 2010, Sohu Internet was subject to a 15% income tax rate and Sogou Information enjoyed a 7.5% income tax rate due to its unexpired tax holidays. These two companies will reapply for this qualification in 2012.

Online Game Business

Under the current CIT Law, a “Software Enterprise” can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

In 2008, the China-based subsidiary and the VIE of Changyou, AmazGame and Gamease, qualified as “Software Enterprises” under the current CIT Law. As a result, for the fiscal years 2009 and 2010, they were subject to a 50% reduction to a tax rate of 12.5%. This favorable tax holiday will expire at the end of fiscal year 2011.

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

As of March 31, 2010, the Company had not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Uncertain Tax Positions

With respect to PRC tax, in 2009 the PRC tax bureau communicated to some subsidiaries within the Sohu Group that certain expenses should not be treated as deductible for income tax purposes under the CIT Law, although the current CIT Law is silent in that regard. The Sohu Group had treated such expense as tax deductible in previous periods. This treatment had been communicated to the tax bureau, without the Sohu Group’s receiving any objections or challenges with respect to prior PRC income tax filings. Based on the tax bureau’s current interpretation, the Sohu Group concluded that it was more likely than not that such expenses would not be allowed by the tax bureau as deductions for income tax purposes. Hence, the Sohu Group recognized income tax expense of $1.2 million in the second quarter of 2009 as a result of the change in the tax bureau's position. In addition, in order to be prudent, the Sohu Group will not reverse this treatment unless it receives a written clarification issued by the tax authority that this kind of expense is deductible for income tax purposes. The situation is unchanged as of March 31, 2010.

With respect to U.S. tax, the U.S. Congress currently is considering legislation that, if enacted in its current form, would retroactively reinstate certain favorable provisions that expired on January 1, 2010. This legislation was not enacted prior to the issuance of the Company’s financial statements for the three months ended March 31, 2010, and as a result the Company is required to recognize an additional $0.35 million income tax expense in the financial statements. However, the accrual of this tax liability would cause a cash payment by the Company to the U.S. taxing authorities of only $0.02 million, based on the utilization of existing U.S. federal net operating losses generated from excess tax deductions related to share-based awards of $0.33 million. This $0.33 million excess tax benefit is treated under U.S. GAAP as an increase in shareholders’ equity. If the expired favorable tax provisions are reinstated retroactively to January 1, 2010, the foregoing amounts will be reversed on the Company’s financial statements in the period in which such legislation is enacted.

6. Commitments and Contingencies

Contractual Obligation

On November 20, 2009, the Company entered into an agreement to purchase an office building to be built in Beijing, which will serve as the Company’s headquarters, for a purchase price of approximately $110 million denominated in RMB, of which $22 million had been paid as of March 31, 2010 and was recognized as other assets in Sohu’s consolidated financial statements. The remaining $88 million will be paid in installments as various stages of the development plan are completed. The estimated payment in 2010 is around $49 million. This construction is expected to be completed by the end of 2012.

The Sohu Group also has some commitments related to future minimum content and service purchases, bandwidth leasing obligations, operating lease obligations, and license fees of games developed by third-parties.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of March 31, 2010, the lawsuits with these four record companies were still in process.

Laws and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business, and to conduct brand advertising, sponsored search, online game and wireless and other services in the People’s Republic of China (the “PRC”). Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media.

Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. The Sohu Group’s legal structure and scope of operations in China could be subjected to restrictions, which could result in severe limits on its ability to conduct business in the PRC.

The Sohu Group’s sales, purchase and expense transactions are generally denominated in RMB and a significant portion of the Sohu Group’s assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB by its subsidiaries in China may require certain supporting documentation in order to effect the remittance.

7. Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—include other inputs that are directly or indirectly observable in the marketplace.

Level 3—unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of March 31, 2010, the Company’s cash equivalents include time deposits amounting to $300.9 million which are classified within Level 2. This is because the time deposits are valued using pricing sources and models utilizing market observable inputs.

8. Variable Interest Entities (“VIEs”)

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its VIEs. The Company consolidates all of its wholly-owned and majority-owned VIEs in its consolidated financial statements, as the Company is these VIEs’ primary beneficiary. These consolidated VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain employees of the Sohu Group. Capital for the VIEs was funded by the Sohu Group through loans provided to Dr. Zhang and those employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Zhang and other employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs. Dr. Zhang and the other employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of March 31, 2010, the aggregate amount of these loans was $11.9 million.

The following is a summary of the consolidated VIEs within the Sohu Group:

For Advertising Business

Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in the PRC in 2002 and is engaged in entertainment and advertising business in the PRC. As of March 31, 2010, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

b)	Feng Yang Tian Lang

Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”) was incorporated in the PRC in 2005 and is engaged in advertising services in the PRC. As of March 31, 2010, the registered capital of Feng Yang Tian Lang was $0.2 million. Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Century High Tech Investment Co., Ltd. (“High Century”) each holds a 50% interest in this entity.

Sponsored Search Business

c)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and is engaged in mapping services in the PRC. As of March 31, 2010, the registered capital of Tu Xing Tian Xia was $0.2 million. High Century and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

d)	Sogou Information

Beijing Sogou Information Service Co., Ltd. (“Sogou Information”) was incorporated in the PRC in 2005 and is engaged in providing Internet information services in the PRC. As of March 31, 2010, the registered capital of Sogou Information was $2.5 million. Each of two employees of the Sohu Group holds a 50% interest in this entity.

For Online Game Business

e)	Gamease

Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) was incorporated in the PRC in August 2007. It holds the licenses and approvals to operate online games in the PRC. Gamease’s primary beneficiary is Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), which is an indirect subsidiary of Changyou and Sohu. As of March 31, 2010, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and a Changyou employee hold 60% and 40% interests, respectively, in this entity.

For Wireless and Others Businesses

f)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and is engaged in Internet information, wireless and advertising services in the PRC. As of March 31, 2010, the registered capital of Sohu Internet was $2.4 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

g)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and is engaged in value-added telecommunication services in the PRC. As of March 31, 2010, the registered capital of GoodFeel was $1.2 million. Two employees of the Sohu Group, hold 58.1% and 41.9% interests, respectively, in this entity.

h)	High Century

High Century was incorporated in the PRC in 2001 and is engaged in investment holding in the PRC. As of March 31, 2010, the registered capital of High Century was $4.6 million. Dr. Zhang and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

i)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in October 2006. As of March 31, 2010, the registered capital of 21 East Beijing was $0.1 million. High Century holds a 70% interest in this entity.

j)	New 21 East

New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”) was incorporated in December 2007. As of March 31, 2010, the registered capital of New 21 East is $1.4 million. High Century holds a 70% interest in this entity.

As of March 31, 2010, the above VIEs had aggregate accumulated profits of approximately $55.8 million, which are reflected in Sohu’s consolidated financial statements.

9. Sohu.com Inc. Shareholders’ Equity

(a)	Stockholder Rights Plan

Sohu adopted a stockholder rights plan (the “Plan”) in 2001. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of Sohu without offering a fair and adequate price and terms to all of Sohu’s stockholders. In general, the Plan vests stockholders of Sohu with rights to purchase preferred stock of Sohu at a substantial discount from those securities’ fair market value upon a person or group acquiring without the approval of the Board of Directors more than 20% of the outstanding shares of common stock of Sohu. Any person or group who triggers the purchase right distribution becomes ineligible to participate in the Plan, causing substantial dilution of such person or group’s holdings. The rights will expire on July 25, 2011.

(b)	Treasury Stock

Treasury stock consists of shares repurchased by Sohu that are no longer outstanding and are held by Sohu. Treasury stock is accounted for under the cost method.

For the three months ended March 31, 2010 and 2009, Sohu did not purchase any shares of its common stock.

(c)	Stock Incentive Plan

Both Sohu and Changyou have incentive plans for the granting of share awards, including ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

For the three months ended March 31, 2010 and 2009, total share-based compensation expense recognized was $6.5 million and $2.3 million, respectively. See Note 4—Share-based Compensation Expense.

1) Sohu.com Inc. Share Awards

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”), which provided for the issuance of up to 9,500,000 shares of common stock, including pursuant to the exercise of share options and upon vesting and settlement of restricted share units, expired on January 24, 2010. As of the expiration of the plan, 9,128,724 shares of common stock had been issued or were subject to issuance upon the vesting and exercise of options or the vesting and settlement of restricted share units granted under the plan. The maximum term of any issued stock right is ten years from the grant date. In order to continue to incentivize the Company’s employees and align their interests with those of the shareholders, the Company’s Board of Directors is proposing a new plan for approval by the Company’s shareholders at the Company’s 2010 annual meeting.

For the three months ended March 31, 2010 and 2009, total share-based compensation expense recognized was $3.6 million and $1.6 million, respectively.

Summary of Option and Restricted Share Unit Activity

i) Option activity

A summary of options activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2010 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2010	555	$16.55	4.54	$22,625
Exercised	(16)	15.85
Forfeited or expired	—	—

Outstanding at March 31, 2010	539	16.57	4.32	$20,490

Vested at March 31, 2010	539	16.57	4.32	$20,490

Exercisable at March 31, 2010	539	16.57	4.32	$20,490

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $54.60 on March 31, 2010 and the exercise price of share options. The total intrinsic value of share options exercised for the three months ended March 31, 2010 was $0.6 million.

For the three months ended March 31, 2010, no compensation expense was recognized for share options because the requisite service periods for share options had expired by the end of 2009. For the three months ended March 31, 2009, total share-based compensation expense recognized for share options was $0.5 million.

For the three months ended March 31, 2010 and 2009, total cash received from the exercise of share options amounted to $0.3 million and $1.8 million, respectively.

ii) Restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2010 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	209	$33.41
Granted	731	61.23
Vested	(37)	23.64
Forfeited	(15)	54.21

Unvested at March 31, 2010	888	56.38

Expected to vest thereafter	637	56.04

For the three months ended March 31, 2010 and 2009, total share-based compensation expense recognized for restricted share units was $3.6 million and $1.1 million, respectively. As of March 31, 2010, there was $29.2 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.3 years.

2) Changyou.com Limited Share Awards

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to its executive officers and to certain of its employees as incentive compensation under Changyou’s 2008 Share Incentive Plan (the “Changyou 2008 Share Incentive Plan”).

In March 2009, the 2,000,000 reserved ordinary shares were subject to a ten-for-one share split effected by Changyou and became 20,000,000 ordinary shares.

Through March 31, 2010, Changyou has granted under the Changyou 2008 Share Incentive Plan 11,000,000 Class B ordinary shares (including 2,000,000 Class B restricted ordinary shares vested in February 2010) and 4,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,400,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to certain of its employees.

For the three months ended March 31, 2010 and 2009, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $2.9 million and $0.7 million, respectively.

Share Awards granted before Changyou’s Initial Public Offering

i) Share Award to Tao Wang, Chief Executive Officer of Changyou

As aforementioned in Note 2—Changyou Transactions, in January 2008, Sohu communicated to and agreed with Tao Wang to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in Beijing Fire Fox. The difference between the fair values (“Incremental Fair Value”), of these 700,000 ordinary shares and 800,000 restricted ordinary shares and Tao Wang’s contingent right in Beijing Fire Fox was accounted for as share-based compensation expense.

On March 16, 2009, the ordinary shares described above, which had been issued as 700,000 Class B ordinary shares and 800,000 Class B restricted ordinary shares in January 2009, became 7,000,000 Class B ordinary shares and 8,000,000 Class B restricted ordinary shares, respectively, as a result of a ten-for-one share split effected by Changyou on that date.

For the 700,000 ordinary shares, because the terms of the issuance of these ordinary shares had been approved and were communicated to and agreed with Tao Wang as of January 2, 2008, this was considered the grant date. Accordingly, the Incremental Fair Value was determined as of that date. The portion of the Incremental Fair Value related to these ordinary shares, equal to $1.8 million, was recognized as share-based compensation expense in product development expenses for the three months ended March 31, 2008.

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the three months ended March 31, 2010 is presented below. The shares and their fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	6,000	$1.36
Granted	—	—
Vested	(2,000)	1.36

Unvested at March 31, 2010	4,000	1.36

Expected to vest thereafter	4,000	1.36

For the three months ended March 31, 2010 and 2009, share-based compensation expense recognized for the above 8,000,000 Class B restricted ordinary shares was $0.3 million and $0.7 million, respectively. As of March 31, 2010, there was $1.4 million of unrecognized compensation expense related to the unvested Class B restricted ordinary shares.

The fair value of the ordinary shares and restricted ordinary shares was assessed using the income approach/discounted cash flow method, with a discount for lack of marketability given that the shares underlying the award were not publicly traded at the time of grant, and was determined partly in reliance on a report prepared by a qualified professional appraiser using management’s estimates and assumptions. This assessment required complex and subjective judgments regarding Changyou’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

ii) Share Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

In April 2008, Changyou approved and communicated to executive officers other than Tao Wang the grant of an aggregate of 180,000 restricted ordinary shares and to certain key employees the grant of an aggregate of 94,000 restricted share units of Changyou (settleable in ordinary shares upon vesting). These restricted ordinary shares and restricted share units were subject to vesting over a four-year period commencing on February 1, 2008, with initial vesting also subject to the listing of Changyou’s ordinary shares in an initial public offering by Changyou. The fair value of the awards at grant date was recognized in the consolidated statement of operations starting from April 2, 2009, when ADSs representing Changyou’s Class A ordinary shares were first listed on the NASDAQ Global Select Market.

On January 15, 2009, Changyou issued 180,000 Class B restricted ordinary shares to executive officers other than Tao Wang and granted 94,000 Class B restricted share units to certain key employees.

On March 13, 2009, Changyou exchanged the 180,000 Class B restricted ordinary shares for Class B restricted share units (settleable in Class B ordinary shares), that otherwise have the same vesting and other terms as applied to the Class B restricted ordinary shares described above. Following the exchange, Class B restricted share units granted to executive officers other than Tao Wang and certain key employees totaled 274,000.

On March 16, 2009, the above 274,000 Class B restricted share units became 2,740,000 Class B restricted share units as a result of the ten-for-one share split effected on that date.

A summary of activity for the above Class B restricted share units as of and for the three months ended March 31, 2010 is presented below. The shares and their fair values presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	2,055	$1.98
Granted	—	—
Vested*	(685)	1.98
Forfeited	—	—

Unvested at March 31, 2010	1,370	1.98

Expected to vest thereafter	1,370	1.98

*	including 475,000 shares not settled as of March 31, 2010.

For the three months ended March 31, 2010, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.3 million. For the three months ended March 31, 2009, the share-based compensation expense was zero because such expense began to be recognized after Changyou’s initial public offering as mentioned above. As of March 31, 2010, there was $1.1 million of unrecognized share-based compensation expense related to the unvested Class B restricted share units.

The methods Changyou used to determine the fair value as of the April 2008 grant date of these Class B restricted share units were the same as the methods used for the shares granted to Tao Wang as described above, with different discount rates applied.

iii) Share Awards to Other Employees

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

A summary of activity for the Class A restricted share units as of and for the three months ended March 31, 2010 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	432	$8.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2010	432	8.00

Expected to vest thereafter	389	8.00

For the three months ended March 31, 2010, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.4 million. As of March 31, 2010, there was $1.5 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share Awards granted after Changyou’s Initial Public Offering

As of March 31, 2010, Changyou had granted an aggregate of 1,204,000 Class A restricted share units (settleable in Class A ordinary shares) to executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the three months ended March 31, 2010 is presented below.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	1,200	$12.41
Granted	4	32.67
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2010	1,204	12.48

Expected to vest thereafter	1,204	12.48

For the three months ended March 31, 2010, total share-based compensation expense recognized for the above 1,204,000 Class A restricted share units was $1.9 million. As of March 31, 2010, there was $7.6 million of unrecognized compensation expense related to the unvested Class A restricted share units.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

10. Noncontrolling Interest

From January 1, 2009, the Company renamed its minority interest to noncontrolling interest and reclassified it in its consolidated balance sheets from the mezzanine section between liabilities and equity to a separate line item in equity as required by U.S. GAAP. The Company also expanded disclosures in the consolidated financial statements to clearly identify and distinguish the interests of Sohu from the interests of the noncontrolling owners of its subsidiaries. The Company has applied this presentation and disclosure requirements retrospectively for all periods presented for comparability.

The Company’s majority-owned subsidiaries and VIEs which are consolidated in Sohu’s consolidated financial statements but with noncontrolling interest recognized are Changyou and 21 East Beijing, New 21 East and 21 East Entertainment Limited (collectively “21 East”, which are entertainment companies). As of March 31, 2010, Sohu held 72% of the economic interest in Changyou and 70% of the economic interest in 21 East.

Noncontrolling Interest in the Consolidated Balance Sheets

As of March 31, 2010 and December 31, 2009, noncontrolling interest in the consolidated balance sheets was $85.2 million and $68.0 million, respectively.

	As of
	March 31 2010 (in thousands)	December 31, 2009 (in thousands)
Changyou	$84,883	$67,691
21 East	278	304

Total	$85,161	$67,995

As of March 31, 2010 and December 31, 2009, noncontrolling interest in Changyou in Sohu’s consolidated balance sheets was $84.9 million and $67.7 million, respectively. As of March 31, 2010 and December 31, 2009, Sohu recognized noncontrolling interest in shareholders’ equity in Sohu’s consolidated balance sheets to reflect the interest in Changyou’s net assets attributable to shareholders other than Sohu. This noncontrolling interest consisted of a 28% and 26%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest, as aforementioned in Note 1- The Company and Basis of Presentation—Basis of Consolidation.

Noncontrolling Interest in the Consolidated Statements of Operations

For the three months ended March 31, 2010, noncontrolling interest in the consolidated statements of operations was $11.1 million, compared with negative $21,000 for the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010 (in thousands)	2009 (in thousands)
Changyou	$11,157	$—
21 East	(27)	(21)

Total	$11,130	$(21)

For the three months ended March 31, 2010, Sohu recognized $11.2 million noncontrolling interest in its consolidated statements of operations to reflect the 28% economic interest in Changyou attributable to shareholders other than Sohu. For the three months ended March 31, 2009, there was no noncontrolling interest recognized for Changyou.

11. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards using the treasury stock method and shares issuable upon the conversion of zero coupon convertible senior notes using the if-converted method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

(a)	the percentage of the total economic interest in Changyou held by Sohu, which was 72% for the first quarter of 2010, and

(b)

the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise of share-based awards, which was 66% for the first quarter of 2010.

The percentage of 66% was calculated by treating all of Changyou’s existing unvested restricted shares as vested, and all unvested restricted share units and vested restricted share units that have not yet been settled as vested and settled by Changyou. Hence, Changyou’s share number increases from the basic basis to the fully diluted basis, causing the percentage of Changyou’s net income attributable to Sohu to decrease from 72% to 66%. As a result, Changyou’s net income attributable to Sohu decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to Sohu.com Inc., basic	$30,191	$44,595
Effect of dilutive securities:
Incremental dilution from Changyou	(2,264)	—

Net income attributable to Sohu.com Inc., diluted	$27,927	$44,595

Denominator:
Weighted average basic common shares outstanding	37,778	38,162
Effect of dilutive securities:
Share options and restricted share units	665	689

Weighted average diluted common shares outstanding	38,443	38,851

Basic net income per share attributable to Sohu.com Inc.	$0.80	$1.17

Diluted net income per share attributable to Sohu.com Inc.	$0.73	$1.15

12. Subsequent Events

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other events or transactions needing recognition or disclosure found.

13. Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on revenue recognition for arrangements with multiple deliverables and certain revenue arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the guidance for arrangements with multiple deliverables will allow companies to allocate consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. The new guidance modifies the fair value requirements of previous guidance by allowing “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and other vendor objective evidence (“VOE,” now referred to as “TPE,” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for certain revenue arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance is effective for fiscal years beginning on or after June 15, 2010. However, companies may adopt the guidance as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In December 2009, the FASB issued Consolidations—Improvements to Financial Reporting by Enterprises Involved with VIEs. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The new disclosure requirements were effective on January 1, 2010. The Company has adopted the new guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an update to existing standards on fair value measurements, which requires new disclosures about inputs and valuation techniques used in recurring and non-recurring fair value measurements and about significant transfers between the three levels of fair value measurements. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009. The Company has adopted the new guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued an update to existing standards on subsequent events. Among the various amendments, the FASB removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The new guidance is effective upon issuance. The Company has adopted the new guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Kylie Enterprises Limited, All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, 21 East Entertainment Limited (“21 East HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”), and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIE of Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) , Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Changyou.com Korea Limited (“Changyou Korea”), and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Our Business

Our businesses mainly consist of advertising (composed of brand advertising and sponsored search), online game (conducted through Changyou.com Limited, “Changyou”), and wireless business, among which brand advertising and online game are our two core businesses.

Starting from 2003, our online game business has developed from nascency to become one of the top massively multi-player online role-playing game (“MMORPG”) operators in China. Its success was further endorsed by the carve-out and initial public offering of our MMORPG subsidiary Changyou (NASDAQ: CYOU) in April 2009. The successful initial public offering has provided Changyou with the platform and resources to become a leading company in the MMORPG industry, and has enabled Changyou to compete head to head with first tier players. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interests reflecting shares held by shareholders other than Sohu. During the first quarter of 2010, treating all existing restricted shares as vested and restricted share units as vested and settled, Sohu owned approximately 66% of the economic interest in Changyou, with the remaining 34% of the economic interest in Changyou owned by Changyou’s shareholders other than Sohu. We do not expect the percentage of Sohu’s economic interest in Changyou to fluctuate significantly, given that Sohu does not have any plan to sell any additional shares in Changyou in the foreseeable future.

Advertising Business

Our advertising business, including brand advertising services and sponsored search services, offers various products and services to our users (such as free of charge premier content, interactive community, integration search and other Internet services), and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

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

Online Game Business

Our online game business is conducted through Sohu’s majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of one of its games, Tian Long Ba Bu (“TLBB”). TLBB, which was launched in May 2007, was ranked by International Data Corporation (“IDC”) in 2008 as the fourth most popular online game overall in China and the second most popular online game in China among locally-developed online games. Changyou engages in the development, operation and licensing of MMORPGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. Changyou currently operates four MMORPGs, TLBB which was developed in-house, Blade Online (“BO”) which was licensed from third parties, Blade Hero 2 (“BH 2”) which is the sequel to BO, and Da Hua Shui Hu (“DHSH”) which was licensed from third parties. For the three months ended March 31, 2010, these games had approximately 87.4 million aggregate registered accounts, 2.4 million aggregate active paying accounts, 1.04 million aggregate peak concurrent users and average revenue per active paying account of Renminbi (“RMB”) 201.

Changyou has four MMORPGs in the pipeline, with different graphic styles, themes and features to appeal to different segments of the online game player community. Games in our pipeline include Duke of Mount Deer (“DMD”), which we are developing in-house, Zhong Hua Ying Xiong (“ZHYX”), Immortal Faith (“IF”) and the Legend of Ancient World (“LAW”), all of which we licensed from third parties.

Changyou operates its current games under the item-based revenue model, meaning that game players can play the games for free, but may choose to pay for virtual items to enhance the game-playing experience. Game players purchase prepaid game cards or game points, which are used to purchase virtual items. Changyou sells prepaid game cards to regional distributors throughout China, who in turn sub-distribute the prepaid game cards to numerous retail outlets, including Internet cafés and various Websites, newsstands, software stores, book stores and retail stores. Changyou also directly sells game points to game players through our online sales platform.

As aforementioned, on April 7, 2009 Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.”

Agreements between Sohu and Changyou

Changyou has entered into agreements with Sohu with respect to various interim and ongoing relationships between us, including a Master Transaction Agreement, a Non-Competition Agreement, and a Marketing Services Agreement. These agreements contain provisions, among others, relating to the transfer of assets and assumption of liabilities of the MMORPG business, provide cross-indemnification of liabilities arising from each other’s business, mutually limit Sohu and Changyou from competing in each other’s business, and also include a number of ongoing commercial relationships.

Wireless and Others Businesses

Our wireless and others businesses mainly consist of the wireless business, which offers value-added services for mobile phone users such as news, weather forecasts, chatting, entertainment information and mobile phone ringtone and logo downloads.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that revenue recognition, share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, allowance for doubtful accounts, determination of fair value of financial instruments, assessment of impairment for long-lived assets and goodwill, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Advertising Revenues

Advertising revenues include revenues from brand advertising services and sponsored search services. Advertising revenue is recognized after deducting agent rebates and applicable business tax. The recognition of advertising revenue involves certain management judgments. The amount and timing of our advertising revenues could be materially different for any period if management made different judgments or utilized different estimates. We do not enter into advertising-for-advertising barter transactions.

Brand Advertising Revenues

For brand advertising revenues, a contract is signed to establish the fixed price and advertising services to be provided. Based on the contracts, we provide advertisement placements on our different Website channels and/or in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration.

For brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the customer to assess the collectability of the contract. For those contracts for which collectability was assessed as reasonably assured, we recognize revenue ratably over the period during which the advertising services were provided and when all revenue recognition criteria were met. For those contracts for which collectability was assessed as not reasonably assured, we recognize revenue only when the cash was received and all revenue recognition criteria were met. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.

Sponsorship services, which is a type of brand advertising service, is similar to other brand advertising services, but generally involves larger amounts and longer contract periods. Sponsorship services may allow advertisers to sponsor a particular area on our Websites, and may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship services advertisement revenues are normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Sponsored Search Revenues

Sponsored search services mainly include priority placement services and pay-for-click services. The priority placement services are placed in our search directory and are normally provided for a fixed fee over the service period of the contract. Pay-for-click services mainly consist of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Sponsored search contracts are normally for relatively small amounts and are signed with small and medium-sized enterprises.

Revenue for priority placement services is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. The priority of the display of text-based links is based on the bidding price of different advertisers.

Online Game Revenues

Game Operation Revenues

We earn revenues from Changyou’s current MMORPG operations by providing online services to game players pursuant to the item-based revenue model. For periods prior to the upgrading and re-launching of BO in December 2006, BO was operated under the time-based revenue model, where game players are charged based on the time they spend playing the game. Under the item-based revenue model, game players play games free of charge and are charged for purchases of virtual items.

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

Overseas Licensing Revenues

We also derive online game revenues from licensing our games in other countries and territories. The licensing agreements provided for two revenue streams, an initial license fee and a monthly revenue-based royalty based on monthly revenues from the games. The initial license fee consists of both a fixed amount and additional amounts receivable upon achieving certain sales targets. Since we are required to provide when-and-if-available upgrades to the licensees during the license period, both the fixed portion and the additional portion of the initial license fee are recognized as revenue ratably over the license period. The fixed portion of the initial license fee is recognized ratably over the remaining license period from the date the game is launched, and the additional portion of the initial license fee is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly usage-based royalty fee is recognized when earned, provided that collectability is reasonably assured.

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

Wireless service fees are charged on a monthly or per message/download basis. Due to technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate,” which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, we rely on China mobile network operators to provide us billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not yet provided us monthly billing confirmations for the period, we use information generated from our internal system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When we later receive the actual billing confirmation, we then record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates, differences between the actual facts and our estimates may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended March 31, 2010, 83% of our estimated wireless revenues were confirmed by the monthly billing confirmations received from the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to us.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factors being whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction and the specific requirements of each contract. Currently, we have the primary responsibility for fulfillment and acceptability of the wireless services, and as such a majority of our wireless revenues are recorded on a gross basis. To the extent we are acting as a principal in a transaction, we report as revenue payments received on a gross basis, and report as costs of revenue amounts attributable to services provided by mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis as revenue payments received less commissions and other payments to third parties. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. The related commissions and/or other payments to third parties are recorded as costs or expenses.

Share-based Compensation Expense

Share-based compensation expense is for share awards, including common stock, ordinary shares, share options, restricted shares and restricted share units, granted by Sohu and Changyou to their employees and directors. Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share awards on their grant dates.

For share awards granted by Sohu, in determining the fair value of share options granted, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates is applied.

For share awards granted by Changyou, in determining the fair value of ordinary shares, restricted shares and restricted share units granted in 2008, the income approach/discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the public market price of the underlying shares on the grant dates is applied.

Share-based compensation expense for ordinary shares granted is fully recognized in the quarter during which these ordinary shares are granted. Share-based compensation expense for share options, restricted shares and restricted share units granted is recognized on an accelerated basis over the requisite service period. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and the related compensation expense is not recorded for that number of awards.

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

Income Taxes and Uncertain Tax Positions

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized.

Our deferred tax assets are related to net operating losses of Sohu that would be subject to Corporate Income Tax in the United States (“U.S. Corporate Income Tax”), and net operating losses and temporary differences between accounting and tax basis for our China-based subsidiaries and variable interest entities (“VIEs”). Substantially all of our income is earned through China-based subsidiaries and VIEs, and in the foreseeable future we do not intend to repatriate income to the United States (“U.S.”) where it would be subject to U.S. Corporate Income Tax, except that, under certain circumstances, we may repatriate to the U.S. income that will be subject to the U.S. Alternative Minimum Tax. In the foreseeable future, it is more likely than not that the deferred tax assets resulting from the net operating losses of Sohu will not be realized. Hence, we recorded a valuation allowance against our gross deferred tax assets in order to reduce the deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

Uncertain Tax Positions

In order to assess uncertain tax positions, we apply a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is greater than 50% likely to be realized upon settlement.

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the portion of economic interest in Sohu’s majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to Sohu. Currently, the NCI in our consolidated financial statements consists of NCI for Changyou and 21 East Beijing, New 21 East and 21 East Entertainment Limited (collectively “21 East”).

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

Allowance for Doubtful Accounts Receivable

Our management makes estimates of the collectability of our accounts receivable. In estimating the general allowance, many factors are considered, including but not limited to reviewing delinquent accounts receivable, performing aging analyses and customer credit analyses, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of our customers or mobile network operators deteriorate or the mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to us.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—include other inputs that are directly or indirectly observable in the marketplace.

Level 3—unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and other assets.

Fixed assets comprise computer equipment and hardware, office building, investment properties, leasehold improvements, vehicles and office furniture. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

Other assets primarily include payments for the office building purchased in 2009 as our headquarters before it is recognized as fixed assets, prepaid content fees, prepaid license fees and rental deposits. We amortize the content fees and license fees over the terms of the related contracts.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in our subsidiaries and VIEs. Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level (business segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying value. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates; normally that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu is the U.S. dollar. The functional currency of our subsidiaries and VIEs in the PRC, United Kingdom, Malaysia and Korea are the RMB, British Pound, Malaysian Ringgit and Korean Won, respectively, while the functional currency of our subsidiaries in the U.S. and Hong Kong is the U.S. dollar.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

REVENUES

The following table presents our revenues by revenue source and by proportion for the periods indicated:

	Three Months Ended March 31,
	2010		2009		2010 VS 2009
	(in thousands, except percentages)
Revenues:
Advertising:
Brand advertising	$39,512	31%	$39,074	34%	$438
Sponsored search	2,834	2%	1,562	1%	1,272

Subtotal of advertising revenues	42,346	33%	40,636	35%	1,710

Online game	72,072	56%	61,607	53%	10,465
Wireless and others	15,036	11%	13,495	12%	1,541

Total revenues	$129,454	100%	$115,738	100%	$13,716

Total revenues were $129.5 million for the three months ended March 31, 2010, compared to $115.7 million for the three months ended March 31, 2009. The year-on-year increase in total revenues for the first quarter of 2010 was $13.7 million. The increase was mainly attributable to online game revenues.

Advertising Revenues

Advertising revenues were $42.3 million for the three months ended March 31, 2010, compared to $40.6 million for the three months ended March 31, 2009. The year-on-year increase in advertising revenues for the first quarter of 2010 was $1.7 million. The increase was mainly attributable to sponsored search revenues.

For the three months ended March 31, 2010 and 2009, we did not enter into advertising-for-advertising barter transactions.

Brand Advertising Revenues

Brand advertising revenues were $39.5 million for the three months ended March 31, 2010, compared to $39.1 million for the three months ended March 31, 2009. The year-on-year increase in brand advertising revenues for the first quarter of 2010 was $0.4 million.

We expect brand advertising revenues to increase in the second quarter of 2010, compared to the first quarter of 2010.

Sponsored Search Revenues

Sponsored search revenues were $2.8 million for the three months ended March 31, 2010, compared to $1.5 million for the three months ended March 31, 2009. The year-on-year increase in sponsored search revenues for the first quarter of 2010 was $1.3 million. The increase was mainly due to results from an adjustment in our sales and product development strategy commencing in 2008.

Sponsored search services primarily include priority placements in our search directory and pay-for-click services consisting of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. Revenues from pay-for-click services accounted for approximately 75% of the total sponsored search revenues for the first quarter of 2010, compared to 60% for the first quarter of 2009.

We expect sponsored search revenues to increase in the second quarter of 2010, compared to the first quarter of 2010.

Online Game Revenues

Online game revenues were $72.1 million for the three months ended March 31, 2010, compared to $61.6 million for the three months ended March 31, 2009. The year-on-year increase in online game revenues for the first quarter of 2010 was $10.5 million. The increase was mainly due to increased popularity of our flagship game, TLBB, which we launched in May 2007.

We expect online game revenues to increase in the second quarter of 2010, compared to the first quarter of 2010.

Revenue Sources

The following table sets forth the revenues generated from our game operations in mainland China and overseas licensing (in thousands):

	Three Months Ended March 31,
	2010	2009
Online game revenues:
Game operations revenues	$70,202	$59,346
Overseas licensing revenues	1,870	2,261

Total online game revenues	$72,072	$61,607

Game Operations Revenues

Our current four MMORPGs, TLBB, BO, BH 2 and DHSH, are free to play and generate revenues using the item-based revenue model through the sale of virtual items that enhance the game-playing experience. Game players can purchase virtual items, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, materials, skill books and fireworks by purchasing prepaid game cards or game points. We initially operated BO under the time-based revenue model and switched to the item-based revenue model in December 2006. We report our game operations revenues after netting business taxes, sales discounts and rebates to our distributors.

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

Our overseas licensing revenues were $1.9 million for the three months ended March 31, 2010, compared to $2.3 million for the three months ended March 31, 2009. The decrease was largely the result of greater competition in mature online game markets abroad.

Revenue Collection

Game Operations

We sell virtual and physical prepaid game cards to regional distributors, who in turn sub-distribute to retail outlets, including Internet cafés, various Websites, news stands, software stores, bookstores and retail stores. We typically collect payment from our distributors upon delivery of our prepaid game cards, but only recognize revenues as the virtual items are consumed. We generally offer a sales discount to our prepaid game card distributors based on the popularity of our games. In addition, we offer a discount to our game players who directly purchase virtual prepaid game cards and game points from our online sales system. The sales discount represents the difference between the price at which we sell prepaid game cards to distributors or game players, as the case may be, and the face value of the prepaid game cards or the equivalent of game points.

We also offer rebates in the form of credits on future purchases of prepaid game cards to distributors of our prepaid game cards. Distributors of prepaid game cards will receive a credit on future purchases of our prepaid game cards provided that the distributors meet certain preset sales conditions. Historically, most of our distributors have met the conditions required to receive these credits. Credits are in the form of free prepaid game cards.

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

Revenue Recognition

Game Operations

Proceeds received from sales of prepaid game cards form the basis of our revenues and are recorded initially as receipts in advance. Upon activation of the prepaid game cards, proceeds are transferred from receipts in advance to deferred revenues. Proceeds received from online sales of game points directly to game players are recorded as deferred revenues. As of March 31, 2010, we had receipts in advance from distributors and deferred revenues from our game operations of $26.2 million, compared to $29.6 million as of December 31, 2009.

We recognize revenues when virtual items purchased by game players are consumed. For consumable virtual items, including those with a predetermined expiration time, revenues are recognized as they are consumed, and for perpetual virtual items, revenues are recognized over their estimated lives. In addition, prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenues upon expiration of the cards. In contrast, once the prepaid game cards are activated and credited to a game player’s account, they will not expire as long as the game account remains active. We are entitled to close a game player’s account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive game player’s account are recognized as revenues when the account is closed. For the three months ended March 31, 2010, revenue from expired game cards and inactive game players’ accounts was $0.1 million.

Overseas Licensing

For the initial license fees receivable under our overseas licensing agreements, we recognize revenues ratably over the remaining license period, during which we are obligated to provide post-sales services such as technical support and provision of updates or upgrades to the licensed games. Unrecognized initial license fees received are recorded as deferred revenues. As of March 31, 2010, such deferred revenues were $1.2 million, compared to $0.6 million as of December 31, 2009. With respect to ongoing revenue-based royalties, we recognize revenues when the revenue-based royalties are earned under the terms of the overseas licensing agreements, and the collection of such royalties is probable.

Wireless and Others Revenues

Wireless Revenues

Wireless revenues were $13.3 million for the three months ended March 31, 2010, compared to $13.4 million for the three months ended March 31, 2009.

We expect wireless revenues to decrease in the second quarter of 2010 compared to the first quarter of 2010, due to mobile network operators tightening their controls over wireless services.

Revenues for Other Services

Other services mainly consist of sales of software to third parties, provision of applications service provider (“ASP”) services, office space rental income and construction of Websites. Revenues for other services were $1.8 million for the three months ended March 31, 2010, compared to $0.1 million for the three months ended March 31, 2009.

COSTS AND EXPENSES

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated:

	Three Months Ended March 31,
	2010		2009		2010 VS 2009
	(in thousands, except percentages)
Cost of revenues:
Advertising:
Brand advertising	$17,283	53%	$13,730	50%	$3,553
Sponsored search	2,913	9%	2,298	8%	615

Subtotal of cost of advertising revenues	20,196	62%	16,028	58%	4,168

Online game	5,384	16%	3,436	12%	1,948
Wireless and others	7,246	22%	8,129	30%	(883)

Total cost of revenues	$32,826	100%	$27,593	100%	$5,233

Total cost of revenues was $32.8 million for the three months ended March 31, 2010, compared to $27.6 million for the three months ended March 31, 2009. The year-on-year increase in total cost of revenues for the first quarter of 2010 was $5.2 million. The increase was mainly attributable to increased cost of brand advertising revenues and cost of online game revenues.

Cost of Advertising Revenues

Cost of advertising revenues was $20.2 million for the three months ended March 31, 2010, compared to $16.0 million for the three months ended March 31, 2009. The year-on-year increase in cost of advertising revenues for the first quarter of 2010 was $4.2 million. The increase was mainly due to the increase in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues includes compensation and related overhead costs for employees, depreciation expenses, content and services purchases, bandwidth leasing costs, and revenue sharing payments to third parties.

Cost of brand advertising revenues increased by $3.6 million to $17.3 million for the three months ended March 31, 2010 from $13.7 million for the three months ended March 31, 2009. The year-on-year increase was primarily attributable to investment in Sohu’s video site, mainly bandwidth and content, and organic cost growth, mainly consisting of a $1.7 million increase in bandwidth leasing costs, a $0.7 million increase in share-based compensation expense and a $0.6 million increase in salary and benefits expenses.

Our brand advertising gross margin was 56% and 65% for the three months ended March 31, 2010 and 2009, respectively. The decrease in our brand advertising gross margin was due to an increase in cost of brand advertising revenues discussed above, with brand advertising revenues being almost flat with last year.

Cost of Sponsored Search Revenues

Cost of sponsored search revenues mainly consists of depreciation expenses, bandwidth leasing costs, payments to our Website Alliance and personnel costs.

Cost of sponsored search revenues was $2.9 million for the three months ended March 31, 2010, compared to $2.3 million for the three months ended March 31, 2009. The year-on-year increase in cost of sponsored search revenues for the first quarter of 2010 was $0.6 million.

The increase mainly consisted of a $0.4 million increase in payments to our Website Alliance and a $0.2 million increase in depreciation and bandwidth leasing costs.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, including share-based compensation expense, relating to the operation of our games, revenue-based royalty payments to the developers of our licensed games, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, and PRC business tax and value added tax (“VAT”) arising from transactions between Changyou’s subsidiary and its VIE.

Cost of online game revenues was $5.4 million for the three months ended March 31, 2010, compared to $3.4 million for the three months ended March 31, 2009. The year-on-year increase in cost of online game revenues for the first quarter of 2010 was $2.0 million.

The increase mainly consisted of a $1.0 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce; a $0.2 million increase in bandwidth leasing and communication costs; and a $0.2 million increase in PRC business tax and VAT arising from transactions between Changyou’s subsidiary and its VIE. These changes were primarily due to the increased popularity of TLBB.

Our online game gross margin was 93% and 94%, respectively, for the three months ended March 31, 2010 and 2009.

We expect that revenue-based royalty payments will increase in the second quarter of 2010 compared to the first quarter of 2010, as another licensed game in our pipeline is to be launched.

Cost of Wireless and Others Revenues

Cost of Wireless Revenues

Cost of wireless revenues consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $6.9 million for the three months ended March 31, 2010, compared to $7.6 million for the three months ended March 31, 2009. The year-on-year decrease in cost of wireless revenues for the first quarter of 2010 was $0.7 million.

The decrease was mainly due to decreased payments to third party wireless service alliances and content providers.

The collection and transmission charges vary between mobile network operators. The collection and transmission charges mainly include (i) a gateway fee of $0.003 to $0.029 per message, depending on the volume of the monthly total wireless messages, in the first quarter of 2010, unchanged from the first quarter of 2009 and (ii) a collection fee of 15% to 75% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the first quarter of 2010, compared to15% to 70% in the first quarter of 2009.

Our wireless gross margin was 48% and 43%, respectively, for the three months ended March 31, 2010 and 2009.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of personnel and other expenses in connection with sales of software, provision of ASP services and construction of Websites. Cost of revenues for other services was $0.3 million for the three months ended March 31, 2010, compared to $0.5 million for the three months ended March 31, 2009.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated:

	Three Months Ended March 31,
	2010		2009		2010 VS 2009
	(in thousands, except percentages)
Operating expenses:
Product development	$15,518	32%	$13,314	35%	$2,204
Sales and marketing	23,009	47%	16,826	44%	6,183
General and administrative	9,883	20%	7,894	21%	1,989
Amortization of intangible assets	108	1%	74	0%	34

Total operating expenses	$48,518	100%	$38,108	100%	$10,410

Total operating expenses were $48.5 million for the three months ended March 31, 2010, compared to $38.1 million for the three months ended March 31, 2009. The year-on-year increase in total operating expenses for the first quarter of 2010 was $10.4 million. The increase in total operating expenses was mainly due to increases in expenses for sales and marketing.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement to and maintenance of our Websites as well as costs associated with new product development and enhancement for existing products and services.

Product development expenses were $15.5 million for the three months ended March 31, 2010, compared to $13.3 million for the three months ended March 31, 2009. The year-on-year increase in product development expenses for the first quarter of 2010 was $2.2 million.

The increase mainly consisted of a $1.2 million increase in share-based compensation expense primarily for restricted share units granted in January 2010 and a $0.5 million increase in facility expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, compensation expenses, sales commissions and travel expenses.

Sales and marketing expenses were $23.0 million for the three months ended March 31, 2010, compared to $16.8 million for the three months ended March 31, 2009. The year-on-year increase in sales and marketing expenses for the first quarter of 2010 was $6.2 million.

The increase was mainly due to a $4.2 million increase in advertising and promotion expenses mainly for our online game business, a $1.1 million increase in salary and benefits expenses and a $0.7 million increase in share-based compensation expense primarily for restricted share units granted in January 2010.

General and Administrative Expenses

General and administrative expenses mainly consist of personnel compensation expenses and professional service fees.

General and administrative expenses were $9.9 million for the three months ended March 31, 2010, compared to $7.9 million for the three months ended March 31, 2009. The year-on-year increase in general and administrative expenses for the first quarter of 2010 was $2.0 million.

The increase was mainly due to an increase in share-based compensation expense for restricted share units granted in January 2010.

Amortization of Intangible Assets

Amortization of intangible assets was mainly related to the acquisitions of 17173.com, Focus.cn, GoodFeel and Go2Map.

Amortization of intangible assets was $0.1 million for the three months ended March 31, 2010 and 2009.

Share-based Compensation Expense

Both Sohu and Changyou have incentive plans for the granting of share-based awards, including common stock, ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and expenses for the three months ended March 31, 2010 and March 31, 2009, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2010	2009
Cost of revenues	$1,035	$247
Product development expenses	2,445	1,274
Sales and marketing expenses	955	285
General and administrative expenses	2,093	481

	$6,528	$2,287

The increase mainly resulted from restricted share units granted by Sohu in January 2010.

Share-based compensation expense was recognized for share awards granted by Sohu and Changyou, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2010	2009
For share awards granted by Sohu.com Inc.	$3,585	$1,570
For share awards granted by Changyou.com Limited	2,943	717

	$6,528	$2,287

For share options granted by Sohu, as of March 31, 2010 there was no unrecognized compensation expense because the requisite service periods for the remaining options had expired by the end of 2009. For restricted share units granted by Sohu, as of March 31, 2010 there was $29.2 million of related unrecognized compensation expense.

For share awards granted by Changyou, as of March 31, 2010 there was $11.6 million of related unrecognized compensation expense.

Operating Profit

As a result of the foregoing, our operating profit was $48.1 million for the three months ended March 31, 2010, compared to $50.0 million for the three months ended March 31, 2009, or a year-on-year decrease of $1.9 million.

Other (Expense) Income

Other expense was $25,000 for the three months ended March 31, 2010, compared to $1,000 other income for the three months ended March 31, 2009.

Interest Income and Exchange Difference

Interest income and exchange difference, mainly consisting of interest income, was $1.2 million for the three months ended March 31, 2010, compared to $1.1 million for the three months ended March 31, 2009.

Income Tax Expense

Income tax expense was $8.0 million for the three months ended March 31, 2010, compared to $6.6 million for the three months ended March 31, 2009.

The increase in the first quarter of 2010 was mainly due to increased revenue from the online game business. In addition, this increase included $0.5 million of utilization of excess tax benefits from existing U.S. Corporate Income Tax net operating losses generated from excess tax deductions related to share-based awards, which reduced our recognition of taxes payable in 2010 for U.S. GAAP purposes. This excess tax benefit was correspondingly treated as an increase in shareholders’ equity in the consolidated balance sheet and presented as a cash outflow from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise affect cash flows.

Net Income

As a result of the foregoing, for the three months ended March 31, 2010, we had net income of $41.3 million, including net income of $1.6 million from segments other than online game and $39.7 million from the online game segment.

For the three months ended March 31, 2009, we had net income of $44.6 million, including net income of $11.1 million from segments other than online game and $33.5 million from the online game segment.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $11.1 million for the three months ended March 31, 2010, compared to a net loss of $21,000 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, 28% of the economic interest in Changyou and 30% of the economic interest in 21 East which was attributable to shareholders other than Sohu has been recognized as noncontrolling interest in Sohu’s consolidated statements of operations.

For the three months ended March 31, 2009, 30% of the economic interest in 21 East which was attributable to shareholders other than Sohu has been recognized as noncontrolling interest in Sohu’s consolidated statements of operations.

We expect the noncontrolling interest recognized for Changyou to increase in the second quarter of 2010, compared to the first quarter of 2010.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $30.2 million for the three months ended March 31, 2010, compared to $44.6 million for the three months ended March 31, 2009.

The decrease in net income attributable to Sohu was due to an increase in net income attributable to noncontrolling interest discussed above, with net income being almost flat with last year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, marketable securities, as well as cash flow generated from our operations. As of March 31, 2010, we had cash and cash equivalents of approximately $599.2 million, compared to $373.2 million as of March 31, 2009. For the three months ended March 31, 2010 and 2009, cash equivalents primarily comprise time deposits.

On November 20, 2009, we entered into an agreement to purchase an office building to be built in Beijing, which will serve as our headquarters, for a purchase price of approximately $110 million denominated in RMB, of which $22 million had been paid as of March 31, 2010 and was recognized as other assets in Sohu’s consolidated financial statements. The remaining $88 million will be paid in installments as various stages of the development plan are completed. The estimated payment in 2010 is around $49 million. This construction is expected to be completed by the end of 2012.

We believe we will continue to generate strong cash flow from our brand advertising business and online game business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Cash Generating Ability

Our cash flows were summarized below (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$42,929	$56,685
Net cash (used in) provided by investing activities	(8,423)	123
Net cash provided by financing activities	783	1,889
Effect of exchange rate change on cash and cash equivalents	82	44

Net increase in cash and cash equivalents	35,371	58,741
Cash and cash equivalents at beginning of period	563,782	314,425

Cash and cash equivalents at end of period	$599,153	$373,166

Net Cash Provided by Operating Activities

For the three months ended March 31, 2010, $42.9 million net cash provided by operating activities was primarily attributable to our net income of $41.3 million, adjusted by non-cash items of share-based compensation expense of $6.5 million, depreciation and amortization of $5.1 million and other miscellaneous non-cash expense of $0.2 million, offset by a net decrease in cash from working capital items of $9.7 million and $0.5 million excess tax benefits. In accordance with U.S. GAAP, the $0.5 million excess tax benefits were presented as a reduction of cash flows from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise affect cash flows.

For the three months ended March 31, 2009, $56.7 million net cash provided by operating activities was primarily attributable to our net income of $44.6 million, adjusted by non-cash items of share-based compensation expense of $2.3 million, depreciation and amortization of $4.2 million and a net increase in cash from working capital items of $5.6 million.

Net Cash (Used in) Provided by Investing Activities

For the three months ended March 31, 2010, $8.4 million net cash used in investing activities was primarily attributable to $7.2 million used in acquiring fixed assets and other assets and $1.2 million used in acquisition.

For the three months ended March 31, 2009, $0.1 million net cash provided by investing activities was primarily attributable to a $2.3 million decrease in restricted cash, offset by $2.2 million used in acquiring fixed assets.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2010, $0.8 million net cash provided by financing activities was primarily attributable to $0.3 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan and $0.5 million in tax benefits mentioned above in “Net Cash Provided by Operating Activities.”

For the three months ended March 31, 2009, $1.9 million net cash provided by financing activities was primarily attributable to issuance of common stock upon the exercise of share options granted under our stock incentive plan.

Cash and cash equivalents

As of March 31, 2010, we had cash and cash equivalents of approximately $599.2 million compared to $563.8 million as of December 31, 2009.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Restrictions on Cash Transfers to Sohu.com Inc.

To fund any cash requirements it may have, Sohu may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou, our wholly-owned subsidiary and majority-owned subsidiary. Since substantially all of our operations are conducted through our indirect China-based wholly-owned subsidiaries, majority-owned subsidiaries and VIEs, Sohu.com Limited and Changyou may need to rely on dividends, loans or advances made by our PRC subsidiaries.

Substantially all of Changyou’s operations are conducted through Gamease, a VIE, which generates all of our online game revenues. As Gamease is not owned by AmazGame, Changyou’s subsidiary in China, it is not able to make dividend payments to AmazGame. Instead, AmazGame has entered into a number of contracts with Gamease to provide services to Gamease in return for cash payments. In order for us to receive any dividends, loans or advances from AmazGame through Changyou, or to distribute any dividends to our shareholders, we may need to rely on these payments made from Gamease to AmazGame. Depending on the nature of services provided by AmazGame to Gamease, certain of these payments are subject to PRC taxes, including business taxes and value added tax, which effectively reduce the amount that AmazGame receives from Gamease. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

In addition, regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our China-based subsidiaries, which are wholly foreign-owned enterprises (“WFOEs”), are also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends, or as loans or advances. These WFOEs may also allocate a portion of their after-tax profits, at the discretion of their boards of directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed to Changyou and/or to Sohu.com Limited and, accordingly, would not be available for distribution to Sohu.

Also, under regulations of the State Administration of Foreign Exchange, (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

With respect to PRC tax, any dividends paid by WFOEs to their immediate Hong Kong holding companies are subject to a withholding tax at the rate of 5%, which would reduce the amount of cash available for distribution to Sohu.

With respect to U.S. tax, as Sohu Group has two listed companies, Sohu.com Inc. and Changyou.com Limited, which are regarded as separate legal entities for U.S. tax purposes, certain transactions between these two companies as well as between their subsidiaries and VIEs might expose Sohu.com Inc. to 34% or 35% U.S. Corporate Income Tax. In addition, certain transactions of Changyou and its subsidiaries and VIEs (for example, investing in U.S. properties) might also expose Sohu.com Inc. to the risk that these transactions will be treated as taxable for U.S. tax purposes. Moreover, if Changyou pays dividends, Sohu.com Inc., as one of the shareholders of Changyou, might be subject to U.S. tax at 34% or 35% for the dividends received or, under certain circumstances, when Sohu sells Changyou American depositary shares originally held by Sohu at a price higher than its U.S. tax basis, a portion of the proceeds will be subject to U.S. tax at 34% or 35%. Furthermore, any dividends or any deemed dividends received by Sohu.com Inc. would be subject to U.S. Tax at 34% or 35%.

We do not expect any of such restrictions or taxes to have a material impact on our ability to meet our cash obligations.

Dividend Policy

The two listed companies within the Sohu Group, Sohu.com Inc. and Changyou.com Limited, do not expect to pay dividends on their common stock and ordinary shares, respectively, in the foreseeable future. The Sohu Group currently intends to retain all available funds and any future earnings for use in the operation and expansion of its business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock or on Changyou.com Limited’s ordinary shares, including on ordinary shares represented by Changyou.com Limited’s American depositary shares (“ADSs”), for the foreseeable future.

Future cash dividends distributed by Sohu.com Inc. and Changyou.com Limited, if any, will be declared at the discretion of their respective boards of directors and will depend upon their future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as their respective boards of directors may deem relevant.

Holders of ADSs of Changyou.com Limited will be entitled to receive dividends, subject to the terms of the deposit agreement, to the same extent as the holders of Changyou.com Limited’s ordinary shares, less the fees and expenses payable under the deposit agreement. Any cash dividends will be paid by the depositary to holders of ADSs in U.S. dollars, subject to the terms of the deposit agreement. Other distributions, if any, will be paid by the depositary to holders of ADSs in any manner that the depositary deems equitable and practicable.

On April 1, 2009, Changyou.com Limited declared a cash dividend of $96.8 million payable solely to Sohu.com (Game) Limited, which is an indirect wholly-owned subsidiary of Sohu.com Inc. In the fourth quarter of 2009, after receiving approval from the PRC government, Changyou.com Limited paid the dividend to Sohu.com (Game) Limited. Changyou.com Limited’s only other shareholder on April 1, 2009, Prominence Investments Ltd., a British Virgin Islands company beneficially owned by Tao Wang, Chief Executive Officer of Changyou, was not entitled to participate in the dividend.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued new guidance on revenue recognition for arrangements with multiple deliverables and certain revenue arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the guidance for arrangements with multiple deliverables will allow companies to allocate consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. The new guidance modifies the fair value requirements of previous guidance by allowing “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and other vendor objective evidence (“VOE,” now referred to as “TPE,” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for certain revenue arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance is effective for fiscal years beginning on or after June 15, 2010. However, companies may adopt the guidance as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have not early adopted the new guidance and are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In December 2009, the FASB issued Consolidations - Improvements to Financial Reporting by Enterprises Involved with VIEs. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The new disclosure requirements were effective on January 1, 2010. We have adopted the new guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an update to existing standards on fair value measurements, which requires new disclosures about inputs and valuation techniques used in recurring and non-recurring fair value measurements and about significant transfers between the three levels of fair value measurements. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009. We have adopted the new guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued an update to existing standards on subsequent events. Among the various amendments, the FASB removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The new guidance is effective upon issuance. We have adopted the new guidance in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2010, which consisted of cash and cash equivalents, account receivables, prepaid and other current assets, and current liabilities. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Total
Cash and cash equivalents	$270,122	$327,633	$1,398	$599,153
Account Receivables	706	47,076	67	47,849
Prepaid and other current assets	2,242	10,235	6	12,483
Current liabilities	5,861	140,702	225	146,788

As aforementioned in Note 6 - Commitments and Contingencies – Contractual Obligation, the $88 million that remains due for our office building purchase will be settled in RMB.

INTEREST RATE RISK

The basic objectives of our investment program are to protect the invested funds from excessive risk and to provide for liquidity that is sufficient to meet operating and investment cash requirements. Under the investment policy, our excess cash is invested in high-quality securities which are limited as to length of time to maturity and the amount of credit exposure.

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

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010.

ITEM 1A.	RISK FACTORS

There are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010.

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

During the three months ended March 31, 2010, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2010

SOHU.COM INC.

By:	/S/ CAROL YU
Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended March 31, 2010

EXHIBITS INDEX

10.1	Employment Agreement effective as of November 30, 2009, entered into on March 30, 2010, between Sohu.com Inc. and Xiaochuan Wang

10.2	Amended and Restated Marketing Services Agreement, dated January 1, 2010, by and between Sohu.com Inc. and Changyou.com Limited

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu