Form 10-K/A
period 2009-12-31
SOHU COM INC
filed 2010-06-04
CIK 1104188

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) solely to amend Item 15 to delete from the list of exhibits , and thus to not incorporate by reference into the Form 10-K from previous filings of the registrant, three agreements that the registrant has determined are not, and were not as of the date of the original filing of the Form 10-K on February 26, 2010, material to the registrant for purposes of Item 15(b) of Form 10-K and Item 601(b)(10) of Regulation S-K. The agreements so deleted, and not incorporated by reference into the Form 10-K, are the following:

•	Exhibit 10.8: Shareholder’s Agreement, dated March 16, 2002, by and between Beijing Century Hi-Tech Investment Co., Ltd. and Guolian Securities Co., Ltd.

•

Exhibit 10.10: Hosting Service Agreement effective July 21, 2003 between Beijing Sohu New Era Information Technology Co., Ltd., Sales Office of Beijing Communication Corporation and Beijing Sohu Internet Information Service Co., Ltd.

•	Exhibit 10.18: Preliminary Agreement among Beijing Sohu New Era Information Technology Co. Ltd. and Vision Huaqing (Beijing) Development Co. Ltd.

Item 15 of the Form 10-K and the corresponding Exhibit Index are hereby amended in their entirety and replaced with Item 15 and the corresponding Exhibit Index as filed with this Amendment.

Except as described above, this Amendment does not amend or update any information contained in the Form 10-K. This Amendment does not reflect any events occurring after the filing of the Form 10-K. Information included in the Form 10-K constitutes disclosure as of and for the year ended December 31, 2009, as of the date of the original filing of the Form 10-K, or as otherwise indicated in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

Date: June 4, 2010

Sohu.com Inc.

By:	/S/ CAROL YU
Carol Yu
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1(2)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(2)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

4.1(3)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent.

4.2(6)	Indenture, dated as of July 14, 2003, between Sohu.com Inc. and The Bank of New York.

10.1(10)	2000 Stock Incentive Plan, as amended.

10.2(1)	Form of Stock Option Agreement.

10.3(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.4(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.5(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.6(4)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.7(5)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.8	(Intentionally Omitted).

10.9(7)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.10	(Intentionally Omitted).

10.11(8)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.12(13)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.13(13)	Hosting Service Agreement between Sohu Era and China Telecom.

10.14(12)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.15(12)	Monternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

10.16(12)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.17(9)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.18	(Intentionally Omitted).

10.19(11)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.20(11)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.21(11)	Loan and Share Pledge Agreement between Sohu.com Inc. and Xin (Belinda) Wang.

10.22(14)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.23(14)	Hosting Service Agreement Between Sohu Era and China Telecom.

10.24(15)	Employment Agreement, effective as of March 8, 2007, by and between Sohu.com Inc. and Carol Yu.

10.25(15)	Purchasing Agreement of Real Property Between Sohu New Era and Vision Hua Qing.

10.26(16)	Employment Agreement, effective as of June 1, 2007, by and between Sohu.com Inc. and Xin (Belinda) Wang.

10.27(17)	Underwriting Agreement, dated April 1, 2009, for Changyou.com Limited’s initial public offering.

10.28(18)	Agreement between Changyou.com Limited and Beijing Yinhe Wanda Co., Ltd. for the purchase of an Office Tower A at Beijing West Wanda Plaza, in Beijing, China.

10.29(19)	Employment Agreement, effective as of January 1, 2009, by and between Sohu.com Inc. and Charles Zhang.

10.30(20)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.31(20)	Non-Competition Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.32(20)	Marketing Services Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.33(20)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu New Media Information Technology Co., Ltd.

14.1(9)	Code of Ethics and Conduct.

21.1(20)	Subsidiaries of the registrant.

23.1(20)	Consent of Independent Registered Public Accounting Firm.

23.2(20)	Consent of TransAsia Lawyers, PRC Counsel.

24.1(20)	Power of Attorney (included in signature page to Form 10-K).

31.1(20)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(20)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(20)	Section 1350 Certification of Dr. Charles Zhang.

32.2(20)	Section 1350 Certification of Carol Yu.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).
(2)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(3)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.
(4)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(5)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on July 16, 2003.
(7)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.

(10)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 filed on June 20, 2005 (File No. 333-125960).
(11)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(12)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 2, 2005.
(14)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 8, 2007.
(15)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.
(16)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007.
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009.
(18)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.
(19)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2009.
(20)	Filed with this Annual Report on Form 10-K when originally filed on February 26, 2010.