Form 10-Q
period 2010-06-30
SOHU COM INC
filed 2010-08-05
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2010
Common stock, $.001 par value	37,833,065

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$599,105	$563,782
Accounts receivable, net	62,014	46,610
Prepaid and other current assets	19,263	10,781

Total current assets	680,382	621,173
Fixed assets, net	119,136	115,088
Goodwill	67,708	55,555
Intangible assets, net	14,073	7,933
Other assets, net	73,242	28,524

Total assets	$954,541	$828,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,397	$4,602
Accrued liabilities to suppliers and agents	49,233	41,103
Receipts in advance and deferred revenue	41,780	36,944
Accrued salary and benefits	29,697	28,860
Tax payables	19,997	21,953
Other accrued liabilities	23,436	17,035

Total current liabilities	171,540	150,497

Contingent consideration	1,325	0
Commitments and contingencies

Total liabilities	172,865	150,497

Shareholders’ equity
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 authorized; 37,833 and 37,749 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	325,611	317,052
Treasury stock (5,389 shares)	(114,690)	(114,690)
Accumulated other comprehensive income	23,692	21,502
Retained earnings	449,518	385,874

Total Sohu.com Inc. shareholders’ equity	684,174	609,781

Noncontrolling interest	97,502	67,995

Total shareholders’ equity	781,676	677,776

Total liabilities and shareholders’ equity	$954,541	$828,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Advertising:
Brand advertising	$53,162	$43,621	$92,674	$82,695
Sponsored search	3,891	1,769	6,725	3,331

Subtotal of advertising revenues	57,053	45,390	99,399	86,026

Online game	77,721	66,596	149,793	128,203
Wireless and others	11,323	15,099	26,359	28,594

Total revenues	146,097	127,085	275,551	242,823
Cost of revenues:
Advertising:
Brand advertising	22,256	14,065	39,539	27,795
Sponsored search	3,507	2,265	6,420	4,563

Subtotal of cost of advertising revenues	25,763	16,330	45,959	32,358

Online game	7,008	3,937	12,392	7,373
Wireless and others	6,150	8,512	13,396	16,641

Total cost of revenues	38,921	28,779	71,747	56,372

Gross profit	107,176	98,306	203,804	186,451
Operating expenses:
Product development	16,881	14,637	32,399	27,951
Sales and marketing	29,606	25,810	52,615	42,636
General and administrative	9,384	9,208	19,267	17,102
Amortization of intangible assets	139	128	247	202

Total operating expenses	56,010	49,783	104,528	87,891

Operating profit	51,166	48,523	99,276	98,560
Other (expense) income	(330)	62	(355)	63
Interest income and exchange difference	958	1,274	2,157	2,396

Income before income tax expense	51,794	49,859	101,078	101,019
Income tax expense	6,329	7,969	14,292	14,555

Income from continuing operations	45,465	41,890	86,786	86,464
Gain from discontinued e-commerce operations	0	446	0	446

Net income	45,465	42,336	86,786	86,910
Less: Net income attributable to the noncontrolling interest	12,012	8,801	23,142	8,780

Net income attributable to Sohu.com Inc.	$33,453	$33,535	$63,644	$78,130

Basic net income per share attributable to Sohu.com Inc.	$0.88	$0.88	$1.68	$2.04

Shares used in computing basic net income per share attributable to Sohu.com Inc.	37,822	38,284	37,800	38,223

Diluted net income per share attributable to Sohu.com Inc.	$0.82	$0.79	$1.54	$1.94

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,289	39,018	38,366	38,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$86,786	$86,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,010	7,833
Share-based compensation expense	12,981	8,901
Amortization of intangible assets and other assets	1,139	902
Provision for allowance for doubtful accounts	301	485
(Excess tax benefits) Reversal of excess tax benefits from share-based payment arrangements	(1,155)	678
Others	73	209
Changes in assets and liabilities, net of acquisition:
Prepaid and other current assets	(6,886)	13,692
Accounts receivable	(14,857)	(16,704)
Tax payables	(2,175)	1,700
Accrued liabilities to suppliers and agents	8,130	1,130
Receipts in advance and deferred revenue	638	(3,126)
Accounts payable	2,795	2,377
Other accrued liabilities	2,756	(1,623)

Net cash provided by operating activities	100,536	103,364
Cash flows from investing activities:
Purchase of fixed assets	(47,843)	(4,954)
Purchase of intangible and other assets	(4,394)	(137)
Decrease in restricted cash	0	2,671
Acquisitions, net of cash acquired	(13,321)	0

Net cash used in investing activities	(65,558)	(2,420)
Cash flows from financing activities:
Issuance of common stock	376	3,015
Excess tax benefits (Reversal of excess tax benefits) from share-based payment arrangements	1,155	(678)
Proceeds from Changyou’s initial public offering	0	128,340
Other proceeds relating to financing activities	0	1,087
Other payments relating to financing activities	(3,001)	(263)

Net cash (used in) provided by financing activities	(1,470)	131,501
Effect of exchange rate changes on cash and cash equivalents	1,815	(124)

Net increase in cash and cash equivalents	35,323	232,321
Cash and cash equivalents at beginning of period	563,782	314,425

Cash and cash equivalents at end of period	$599,105	$546,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2010

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$677,776	$0	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995
Issuance of common stock	376	0	0	376	0	0	0	0
Share-based compensation expense	12,981	0	0	7,028	0	0	0	5,953
Excess tax benefits from share-based awards	1,155	0	0	1,155	0	0	0	0
Comprehensive income:
Net income	86,786	86,786	0	0	0	0	63,644	23,142
Other comprehensive income:
Foreign currency translation adjustment	2,602	2,602	0	0	0	2,190	0	412

Total other comprehensive income	2,602	2,602

Total comprehensive income	89,388	89,388

Comprehensive income attributable to the noncontrolling interest		(23,554)

Comprehensive income attributable to Sohu.com Inc.		$65,834

Ending balance	$781,676		$43	$325,611	$(114,690)	$23,692	$449,518	$97,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2009

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$391,094	$0	$43	$201,196	$(74,683)	$21,349	$238,041	$5,148
Issuance of common stock	3,015	0	0	3,015	0	0	0	0
Share-based compensation expense	8,901	0	0	6,260	0	0	0	2,641
Reversal of excess tax benefits from share-based awards	(858)	0	0	(858)	0	0	0	0
Comprehensive income:
Net income	86,910	86,910	0	0	0	0	78,130	8,780
Other comprehensive income:
Foreign currency translation adjustment	189	189	0	0	0	12	0	177

Total other comprehensive income	189	189

Total comprehensive income	87,099	87,099

Comprehensive income attributable to the noncontrolling interest		(8,957)

Comprehensive income attributable to Sohu.com Inc.		$78,142

Recognition of change in Sohu’s economic interests in Changyou	125,375		0	100,552	0	0	0	24,823

Ending balance	$614,626		$43	$310,165	$(74,683)	$21,361	$316,171	$41,569

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

Brand advertising and online game are the two core businesses of the Sohu Group. The brand advertising business provides advertisements on the Sohu Group’s portal matrix to advertisers who wish to build up their brand awareness online. The online game business is conducted by a majority-owned subsidiary of Sohu, Changyou.com Limited (“Changyou”), which currently operates five massively multi-player online role-playing games (“MMORPGs”), (i) Tian Long Ba Bu (“TLBB”), (ii) Blade Online (“BO”), (iii) Blade Hero 2 (“BH 2”) which is the sequel to BO, (iv) Da Hua Shui Hu (“DHSH”), and (v) Zhong Hua Ying Xiong (“ZHYX”). TLBB is Changyou’s first in-house developed MMORPG and is one of the most popular online games in China.

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, as Sohu is Changyou’s controlling shareholder, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of June 30, 2010, 29% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou.

Basis of Consolidation

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”). VIEs are consolidated if the Company is the primary beneficiary. All intercompany transactions are eliminated.

For majority-owned subsidiaries and VIEs, noncontrolling interest is recognized to reflect the portion of their equity which is not attributable, directly or indirectly, to the controlling shareholder. As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu, Changyou’s net income attributable to these shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations, and Changyou’s cumulative results of operations attributable to these shareholders, along with its changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou and Note 10 - Noncontrolling Interest.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

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

2. Changyou Transactions

Share-based Award to Tao Wang, Chief Executive Officer of Changyou

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

In February 2010, 2,000,000 Class B restricted ordinary shares held by Prominence became vested. Upon this vesting, the number of Class B ordinary shares held beneficially by Tao Wang increased to 11,000,000 shares and the number of Class B restricted ordinary shares held beneficially by Tao Wang decreased to 4,000,000 shares. These numbers of Class B ordinary shares and Class B restricted ordinary shares remain unchanged as of June 30, 2010.

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

Sohu’s Shareholding in Changyou

Shareholding and Control

Through June 30, 2010, 1,195,000 Class B restricted share units granted to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees had become vested, and were settled in Class B ordinary shares and then converted into Class A ordinary shares; and 356,750 Class A restricted share units granted to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees had become vested, and were settled in Class A ordinary shares.

As of June 30, 2010, Changyou had outstanding a combined total of 104,051,750 Class A and Class B ordinary shares, consisting of (i) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (ii) 15,000,000 Class B ordinary shares held by Tao Wang through Prominence, including 4,000,000 Class B restricted ordinary shares that were not vested; (iii) 17,250,000 Class A ordinary shares issued in Changyou’s initial public offering; (iv) 1,195,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon conversion of Class B ordinary shares that had been issued upon the vesting and settlement of Class B restricted share units granted to those employees; and (v) 356,750 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon the vesting and settlement of Class A restricted share units granted to those employees.

As of June 30, 2010, treating Tao Wang’s 4,000,000 Class B restricted ordinary shares as owned by Tao Wang, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire board of directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou in Sohu’s consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, as discussed above in Note 1- The Company and Basis of Presentation - Basis of Consolidation.

Economic Interest

Because Tao Wang’s 4,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, for accounting purposes those shares are treated as owned by Sohu, rather than as owned by Tao Wang, and therefore those shares are not included in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, as of June 30, 2010, Sohu was treated as holding approximately 71% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 29% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements, as discussed above in Note 1- The Company and Basis of Presentation - Basis of Consolidation.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the Class B restricted ordinary shares granted to Tao Wang become vested, and the restricted share units granted to Changyou’s executive officers other than Tao Wang and to certain of its employees become vested and settled.

Dilutive Impact

Through June 30, 2010, under Changyou’s 2008 Share Incentive Plan, Changyou has granted 11,000,000 Class B ordinary shares and 4,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,414,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to certain of its employees. As of June 30, 2010, the number of Changyou’s outstanding restricted share units decreased from 4,414,000 to 2,807,500, as a result of forfeitures and vesting and settlement of restricted share units.

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

For the second quarter of 2010, in the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou was approximately 66%, treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 11 - Net Income per Share.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2010
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$55,676	$3,891	$11,073	$250	$70,890	$77,721	$(2,514)	$146,097
Segment cost of revenues	(21,052)	(3,506)	(5,810)	(340)	(30,708)	(6,965)	0	(37,673)

Segment gross profit (loss)	$34,624	$385	$5,263	$(90)	40,182	70,756	(2,514)	108,424

SBC (2) in cost of revenues					(1,205)	(43)	0	(1,248)

Gross profit					38,977	70,713	(2,514)	107,176

Operating expenses:
Product development					(7,932)	(6,731)	0	(14,663)
Sales and marketing (1)					(19,265)	(11,679)	2,514	(28,430)
General and administrative					(3,920)	(3,653)	0	(7,573)
Amortization of intangible assets					(137)	(2)	0	(139)
SBC (2) in operating expenses					(3,268)	(1,937)	0	(5,205)

Total operating expenses					(34,522)	(24,002)	2,514	(56,010)

Operating profit					4,455	46,711	0	51,166
Other (expense) income					(711)	381	0	(330)
Interest income and exchange difference					155	803	0	958
Income tax expense					(525)	(5,804)	0	(6,329)

Income from continuing operations					$3,374	$42,091	$0	$45,465

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended June 30, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$49,184	$1,769	$14,951	$148	$66,052	$66,596	$(5,563)	$127,085
Segment cost of revenues (1)	(13,804)	(2,262)	(8,279)	(232)	(24,577)	(3,853)	6	(28,424)

Segment gross profit (loss)	$35,380	$(493)	$6,672	$(84)	41,475	62,743	(5,557)	98,661

SBC (2) in cost of revenues					(265)	(90)	0	(355)

Gross profit					41,210	62,653	(5,557)	98,306

Operating expenses:
Product development					(6,818)	(4,520)	0	(11,338)
Sales and marketing (1)					(20,884)	(10,269)	5,557	(25,596)
General and administrative					(3,634)	(2,828)	0	(6,462)
Amortization of intangible assets					(127)	(1)	0	(128)
SBC (2) in operating expenses					(677)	(5,582)	0	(6,259)

Total operating expenses					(32,140)	(23,200)	5,557	(49,783)

Operating profit					9,070	39,453	0	48,523
Dividend income (3)					96,800	0	(96,800)	0
Other income					62	0	0	62
Interest income and exchange difference					403	871	0	1,274
Income tax expense					(2,173)	(5,796)	0	(7,969)

Income from continuing operations					$104,162	$34,528	$(96,800)	$41,890

Note (1):

The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).

Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	In the second quarter of 2009, Changyou declared a dividend distribution of $96.8 million to Sohu Game. Both Changyou and Sohu Game are within the Sohu Group.

	Six Months Ended June 30, 2010
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$98,268	$6,725	$24,361	$1,998	$131,352	$149,793	$(5,594)	$275,551
Segment cost of revenues	(37,368)	(6,418)	(12,721)	(675)	(57,182)	(12,282)	0	(69,464)

Segment gross profit	$60,900	$307	$11,640	$1,323	74,170	137,511	(5,594)	206,087

SBC (2) in cost of revenues					(2,173)	(110)	0	(2,283)

Gross profit					71,997	137,401	(5,594)	203,804

Operating expenses:
Product development					(15,578)	(12,158)	0	(27,736)
Sales and marketing (1)					(34,775)	(21,303)	5,594	(50,484)
General and administrative					(8,247)	(7,116)	0	(15,363)
Amortization of intangible assets					(243)	(4)	0	(247)
SBC (2) in operating expenses					(5,858)	(4,840)	0	(10,698)

Total operating expenses					(64,701)	(45,421)	5,594	(104,528)

Operating profit					7,296	91,980	0	99,276
Other (expense) income					(637)	282	0	(355)
Interest income and exchange difference					539	1,618	0	2,157
Income tax expense					(2,209)	(12,083)	0	(14,292)

Income from continuing operations					$4,989	$81,797	$0	$86,786

Note (1):

The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).

Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$96,303	$3,331	$28,329	$265	$128,228	$128,203	$(13,608)	$242,823
Segment cost of revenues (1)	(27,298)	(4,557)	(15,922)	(718)	(48,495)	(7,286)	11	(55,770)

Segment gross profit (loss)	$69,005	$(1,226)	$12,407	$(453)	79,733	120,917	(13,597)	187,053

SBC (2) in cost of revenues					(504)	(98)	0	(602)

Gross profit					79,229	120,819	(13,597)	186,451

Operating expenses:
Product development					(13,459)	(9,919)	0	(23,378)
Sales and marketing (1)					(34,633)	(21,101)	13,597	(42,137)
General and administrative					(7,834)	(6,041)	0	(13,875)
Amortization of intangible assets					(200)	(2)	0	(202)
SBC (2) in operating expenses					(1,879)	(6,420)	0	(8,299)

Total operating expenses					(58,005)	(43,483)	13,597	(87,891)

Operating profit					21,224	77,336	0	98,560
Dividend income (3)					96,800	0	(96,800)	0
Other income (expense)					64	(1)	0	63
Interest income and exchange difference					849	1,547	0	2,396
Income tax expense					(3,705)	(10,850)	0	(14,555)

Income from continuing operations					$115,232	$68,032	$(96,800)	$86,464

Note (1):

The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).

Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	In the second quarter of 2009, Changyou declared a dividend distribution of $96.8 million to Sohu Game. Both Changyou and Sohu Game are within the Sohu Group.

	As of June 30, 2010
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash and cash equivalents(1)	$304,597	$294,508	$0	$599,105
Accounts receivable, net	59,664	2,350	0	62,014
Fixed assets, net	65,652	53,484	0	119,136
Total assets (2)	572,275	388,223	(5,957)	954,541

Note (1):

The cash and cash equivalents are mainly denominated in Renminbi (“RMB”) and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 7 - Financial Instruments - Concentration of Risk.

Note (2):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the online game segment (conducted through Changyou).

	As of December 31, 2009
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash and cash equivalents (1)	$336,881	$226,901	$0	$563,782
Accounts receivable, net	43,215	3,395	0	46,610
Fixed assets, net	65,910	49,178	0	115,088
Total assets (2)	544,942	289,391	(6,060)	828,273

Note (1):

The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 7 - Financial Instruments - Concentration of Risk.

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

Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity section in the consolidated balance sheets. See Note 9 - Sohu.com Inc. Shareholders’ Equity - Stock Incentive Plan.

Share-based compensation expense was recognized in costs and/or expenses for the three and six months ended June 30, 2010 and 2009, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$1,248	$355	$2,283	$602
Product development expenses	2,218	3,299	4,663	4,573
Sales and marketing expenses	1,176	214	2,131	499
General and administrative expenses	1,811	2,746	3,904	3,227

	$6,453	$6,614	$12,981	$8,901

There was no capitalized share-based compensation expense for the three and six months ended June 30, 2010 and 2009.

Share-based compensation expense recognized for share-based awards granted by Sohu and Changyou, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2010	2009	2010	2009
For share-based awards granted by Sohu.com Inc.	$4,498	$1,000	$8,083	$2,570
For share-based awards granted by Changyou.com Limited	1,955	5,614	4,898	6,331

	$6,453	$6,614	$12,981	$8,901

5. Income Taxes

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any interest or penalty associated with tax positions for the three and six months ended June 30, 2010, nor did the Company have any significant unrecognized uncertain tax position as of June 30, 2010.

PRC Corporate Income Tax

Advertising Business and Wireless Business

Under the previous PRC income tax law, which expired on December 31, 2007, New and High Technology Enterprises (“NHTEs”) located in the Zhongguancun zone of Beijing (“BJ ZGC”) were exempted from income tax for three years beginning with their first year of operations and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The years during which NHTEs enjoy preferential tax rates are known as “tax holidays.”

Effective January 1, 2008, the current PRC Corporate Income Tax Law (the “CIT Law”) imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises but grants preferential tax treatments to NHTEs. Under the CIT Law, NHTEs can enjoy a preferential income tax rate of 15% for three years but need to re-apply after the end of the three-year period. The current CIT Law provides grandfathering treatment allowing NHTEs to continue to enjoy their unexpired tax holidays under the previous PRC income tax law, as long as these NHTEs continue to meet the criteria for NHTEs under the current CIT Law and were (i) qualified as NHTEs under the previous PRC income tax law, and (ii) established before March 16, 2007.

Three China-based subsidiaries, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), qualified as NHTEs during the year ended December 31, 2008. These three companies will reapply for qualification in 2011. Two China-based VIEs, Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), qualified as NHTEs during the year ended December 31, 2009. These two companies will reapply for qualification in 2012. For the fiscal years 2009 and 2010, Sohu Era and Sohu Internet were subject to a 15% income tax rate; and Sohu Media, Sogou Technology and Sogou Information enjoyed a 7.5% income tax rate due to their unexpired tax holidays.

Online Game Business

Under the current CIT Law, a Software Enterprise can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

In 2008, the China-based subsidiary and the VIE of Changyou, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), which are the main operating entities of Changyou, qualified as Software Enterprises under the current CIT Law. As a result, for the fiscal years 2009 and 2010, they were subject to a 50% reduction to a tax rate of 12.5%. This preferential tax treatment will expire at the end of fiscal year 2011.

PRC Withholding Tax on Dividends

The current CIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Distributions to holding companies in Hong Kong, for example, will be subject to a 5% withholding tax rate.

In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and a withholding tax of approximately $5.0 million was accrued based on a 5% withholding tax rate. This withholding tax was paid in the third quarter of 2009.

As of June 30, 2010, the Company had not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Uncertain Tax Positions

Related to PRC Corporate Income Tax

In 2009, the PRC tax bureau communicated to some subsidiaries within the Sohu Group that certain expenses should not be treated as deductible for income tax purposes under the CIT Law, although the current CIT Law is silent in that regard. The Sohu Group had treated such expense as tax deductible in previous periods. This treatment had been communicated to the tax bureau, without the Sohu Group’s receiving any objections or challenges with respect to prior PRC income tax filings. Based on the tax bureau’s current interpretation, the Sohu Group concluded that it was more likely than not that such expenses would not be allowed by the tax bureau as deductions for income tax purposes. Hence, the Sohu Group recognized income tax expense of $1.2 million in the second quarter of 2009 as a result of the change in the tax bureau's position. In addition, the Sohu Group will not reverse this treatment unless it receives a written clarification issued by the tax authority that this kind of expense is deductible for income tax purposes. The situation is unchanged as of June 30, 2010.

Since the current CIT Law was put into effect as of January 1, 2008, guidance for this law has been issued continually. In April 2010, the State Administration of Tax (“SAT”) issued a circular relating to the implementation of preferential tax treatments for NHTEs. However, to date, the Beijing local-level tax bureau has not implemented this circular and is holding the view that the relevant provisions might not apply to NHTEs in BJ ZGC. Therefore, the Company kept the current practice unchanged. The Company expects more guidance will be issued in the future. Upon the issuance of such guidance, Sohu Group’s effective tax rate might increase.

Related to U.S. Corporate Income Tax

The U.S. Congress currently is considering legislation that, if enacted in its current form, would retroactively reinstate certain favorable provisions that expired on January 1, 2010. This legislation was not enacted prior to the issuance of the Company’s financial statements for the three and six months ended June 30, 2010. If the expired favorable tax provisions are reinstated retroactively to January 1, 2010, the following amounts will be reversed on the Company’s financial statements in the period in which such legislation is enacted. For the three and six months ended June 30, 2010, the Company has recognized a $0.29 million and a $0.64 million, respectively, income tax expense in its financial statements, because the above legislation has not been enacted. The accrual of this tax liability would cause a cash payment by the Company to the U.S. taxing authorities of $0.02 million and $0.04 million, respectively, based on the utilization of existing U.S. federal net operating losses generated from excess tax deductions related to share-based awards of $0.27 million and $0.60 million, respectively, for the three and six months ended June 30, 2010. These excess tax deductions were treated under U.S. GAAP as an increase in shareholders’ equity.

6. Commitments and Contingencies

Contractual Obligation

On November 20, 2009, the Company entered into an agreement to purchase an office building to be built in Beijing, which will serve as the Company’s headquarters, for a purchase price of approximately $110 million denominated in RMB. As of June 30, 2010, $50 million had been paid and was recognized as other assets in the Company’s consolidated financial statements. The remaining $60 million payment will be settled in installments as various stages of the development plan are completed, of which $11 million is expected to be made during the remainder of 2010. Construction is expected to be completed by the end of 2012.

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

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of June 30, 2010, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

Laws and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business, and to conduct brand advertising, sponsored search, online game and wireless and other services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media.

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

7. Financial Instruments

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

Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s cash equivalents, which consist primarily of time deposits, amounted to $281.6 million and $308.9 million, respectively, on June 30, 2010 and December 31, 2009, and are classified within Level 2. This is because these financial instruments are valued using pricing sources and models utilizing market observable inputs.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents. Cash and cash equivalents in Sohu Group are mainly denominated in RMB and in U.S. dollars. The Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations between the U.S. dollar and the RMB. Moreover, the Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

8. Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its VIEs. The Company consolidates all of its wholly-owned and majority-owned VIEs, of which the Company is the primary beneficiary, in its consolidated financial statements. For the VIE where the Company is not the primary beneficiary, it is not consolidated in the Company’s consolidated financial statements.

Consolidated VIEs within the Sohu Group:

The consolidated VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain executive officer and employees of the Sohu Group. Capital for these VIEs was funded by the Sohu Group through loans provided to Dr. Zhang and those executive officer and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, also has the obligation to absorb losses of the VIEs. Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of June 30, 2010, the aggregate amount of these loans was $11.9 million.

As of June 30, 2010, the total assets for the consolidated VIEs were $17.0 million, mainly comprising cash and cash equivalents, accounts receivable and fixed assets. As of June 30, 2010, the total liabilities for the consolidated VIEs were $5.7 million, mainly comprising accrued salary and benefits and tax payables. These balances are reflected in Sohu’s consolidated financial statements with intercompany transactions eliminated.

The following is a summary of the consolidated VIEs within the Sohu Group:

For Advertising Business

Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in the PRC in 2002 and is engaged in entertainment and advertising business in the PRC. As of June 30, 2010, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

b)	Feng Yang Tian Lang

Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”) was incorporated in the PRC in 2005 and is engaged in advertising services in the PRC. As of June 30, 2010, the registered capital of Feng Yang Tian Lang was $0.2 million. Sohu Internet and Beijing Century High Tech Investment Co., Ltd. (“High Century”) each holds a 50% interest in this entity.

c)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of June 30, 2010, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each holds a 50% interest in this entity.

Sponsored Search Business

d)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and is engaged in mapping services in the PRC. As of June 30, 2010, the registered capital of Tu Xing Tian Xia was $0.2 million. High Century and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

e)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and is engaged in providing Internet information services in the PRC. As of June 30, 2010, the registered capital of Sogou Information was $2.5 million. Each of two employees of the Sohu Group holds a 50% interest in this entity.

For Online Game Business

f)	Gamease

Gamease was incorporated in the PRC in August 2007. Gamease’s primary beneficiary is AmazGame, which is an indirect subsidiary of Changyou and Sohu. As of June 30, 2010, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and a Changyou employee hold 60% and 40% interests, respectively, in this entity.

g)	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was incorporated in the PRC in April 2005. Shanghai ICE’s primary beneficiary is ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”), which is an indirect subsidiary of Changyou and Sohu. Shanghai ICE and ICE WFOE were acquired by Changyou in May 2010. As of June 30, 2010, the registered capital of Shanghai ICE was $1.2 million.

For Wireless and Others Businesses

h)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and is engaged in Internet information, wireless and advertising services in the PRC. As of June 30, 2010, the registered capital of Sohu Internet was $2.4 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

i)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and is engaged in value-added telecommunication services in the PRC. As of June 30, 2010, the registered capital of GoodFeel was $1.2 million. Two employees of the Sohu Group, hold 58.1% and 41.9% interests, respectively, in this entity.

j)	High Century

High Century was incorporated in the PRC in 2001 and is engaged in investment holding in the PRC. As of June 30, 2010, the registered capital of High Century was $4.6 million. Dr. Zhang and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

k)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in October 2006. As of June 30, 2010, the registered capital of 21 East Beijing was $0.1 million. High Century holds a 70% interest in this entity.

l)	New 21 East

New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”) was incorporated in December 2007. As of June 30, 2010, the registered capital of New 21 East is $1.4 million. High Century holds a 70% interest in this entity.

VIE Not Consolidated within the Sohu Group:

In the second quarter of 2010, in order to diversify Changyou’s marketing channels for its games and also as a strategic investment, Changyou acquired a 50% equity interest in a company. Although this is a VIE, as Changyou is not able to direct the activities of the VIE, Changyou is not the primary beneficiary, and therefore does not consolidate the company. The investment is being accounted for under the equity method of accounting. As of June 30, 2010, Changyou’s maximum exposure to loss as a result of its involvement with the investee is $9.0 million, which includes Changyou’s original investment of $4.1 million and funds support for its working capital needs recognized as prepaid and other current assets in the Company’s consolidated financial statements amounting to $4.9 million.

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

For the three and six months ended June 30, 2010 and 2009, Sohu did not purchase any shares of its common stock.

(c) Stock Incentive Plan

Both Sohu and Changyou have incentive plans for the granting of share-based awards, including ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

1) Sohu.com Inc. Share-based Awards

Sohu’s 2000 Stock Incentive Plan

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”) provided for the issuance of up to 9,500,000 shares of common stock, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. The maximum term of any issued stock right under the Sohu 2000 Stock Incentive Plan is ten years from the grant date. The Sohu 2000 Stock Incentive Plan expired on January 24, 2010. As of the expiration date, 9,128,724 shares of common stock had been issued or were subject to issuance upon the vesting and exercise of share options or the vesting and settlement of restricted share units granted under the plan.

For the three and six months ended June 30, 2010, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $4.5 million and $8.1 million, respectively. For the three and six months ended June 30, 2009, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $1.0 million and $2.6 million, respectively.

i) Summary of share option activity

A summary of share options activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2010 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2010	555	$16.55	4.54	$22,625
Exercised	(24)	15.67
Forfeited or expired	0

Outstanding at June 30, 2010	531	16.59	4.07	13,021

Vested at June 30, 2010	531	16.59	4.07	13,021

Exercisable at June 30, 2010	531	16.59	4.07	13,021

Note (1):

The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $41.09 on June 30, 2010 and the exercise price of share options. The total intrinsic value of share options exercised for the six months ended June 30, 2010 was $0.9 million.

For the three and six months ended June 30, 2010, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009. For the three and six months ended June 30, 2009, total share-based compensation expense recognized for share options was $55,000 and $0.6 million, respectively.

For the three and six months ended June 30, 2010, total cash received from the exercise of share options amounted to $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2009, total cash received from the exercise of share options amounted to $1.2 million and $3.0 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2010 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	209	$33.41
Granted	731	61.23
Vested	(47)	36.08
Forfeited	(49)	56.53

Unvested at June 30, 2010	844	56.00

Expected to vest thereafter	628	55.60

For the three and six months ended June 30, 2010, total share-based compensation expense recognized for restricted share units was $4.5 million and $8.1 million, respectively. For the three and six months ended June 30, 2009, total share-based compensation expense recognized for restricted share units was $0.9 million and $2.0 million, respectively.

As of June 30, 2010, there was $24.7 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.2 years.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu’s 2010 Stock Incentive Plan (the “Sohu 2010 Stock Incentive Plan”), which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of the date of this report, no stock rights had been issued under the Sohu 2010 Stock Incentive Plan.

2) Changyou.com Limited Share-based Awards

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

Through June 30, 2010, Changyou has granted under the Changyou 2008 Share Incentive Plan 11,000,000 Class B ordinary shares and 4,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,414,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to its executive officers other than Tao Wang and to certain of its employees.

For the three and six months ended June 30, 2010, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $2.0 million and $4.9 million, respectively. For the three and six months ended June 30, 2009, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $5.6 million and $6.3 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

i) Share-based Award to Tao Wang, Chief Executive Officer of Changyou

As discussed above in Note 2 - Changyou Transactions, in January 2008, Sohu communicated to and agreed with Tao Wang to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in Beijing Fire Fox. The difference between the fair values (“Incremental Fair Value”), of these 700,000 ordinary shares and 800,000 restricted ordinary shares and Tao Wang’s contingent right in Beijing Fire Fox was accounted for as share-based compensation expense.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the six months ended June 30, 2010 is presented below. The shares and their fair value presented in the following table have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	6,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at June 30, 2010	4,000	1.36

Expected to vest thereafter	4,000	1.36

For the three and six months ended June 30, 2010, share-based compensation expense recognized for the above 8,000,000 Class B restricted ordinary shares was $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2009, share-based compensation expense recognized for the above 8,000,000 Class B restricted ordinary shares was $0.5 million and $1.2 million, respectively.

As of June 30, 2010, there was $1.1 million of unrecognized compensation expense related to the unvested Class B restricted ordinary shares.

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

ii) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

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

On January 15, 2009, Changyou issued 180,000 Class B restricted ordinary shares to executive officers other than Tao Wang and granted 94,000 Class B restricted share units to certain key employees, the grant of which had been approved and communicated in April 2008 as described above.

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

A summary of activity for the above Class B restricted share units as of and for the six months ended June 30, 2010 is presented below. The shares and their fair values presented in the following table have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	2,055	$1.98
Granted	0
Vested	(685)	1.98
Forfeited	0

Unvested at June 30, 2010	1,370	1.98

Expected to vest thereafter	1,370	1.98

For the three and six months ended June 30, 2010, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.2 million and $0.5 million, respectively. For both the three months and the six months ended June 30, 2009, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $3.0 million, including $2.4 million generated before, but not recognized until after, the completion of Changyou’s initial public offering because initial vesting was conditioned upon completion of the offering.

As of June 30, 2010, there was $0.9 million of unrecognized share-based compensation expense related to the unvested Class B restricted share units.

The methods Changyou used to determine the fair value as of the April 2008 grant date of these Class B restricted share units were the same as the methods used for the restricted ordinary shares granted to Tao Wang as described above.

iii) Share-based Awards to Other Employees

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

A summary of activity for the Class A restricted share units as of and for the six months ended June 30, 2010 is presented below. The shares and fair value presented in the following form have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	432	$8.00
Granted	0
Vested	(108)	8.00
Forfeited	(31)	8.00

Unvested at June 30, 2010	293	8.00

Expected to vest thereafter	264	8.00

For the three and six months ended June 30, 2010, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.2 million and $0.6 million, respectively. For both the three months and the six months ended June 30, 2009, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.6 million, including $0.2 million generated before, but not recognized until after, the completion of Changyou’s initial public offering because initial vesting was conditioned upon completion of the offering.

As of June 30, 2010, there was $1.3 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

As of June 30, 2010, Changyou had granted an aggregate of 1,218,000 Class A restricted share units (settleable in Class A ordinary shares) to executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the six months ended June 30, 2010 is presented below.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	1,200	$12.41
Granted	18	16.91
Vested	(300)	12.41
Forfeited	0

Unvested at June 30, 2010	918	12.50

Expected to vest thereafter	916	12.49

For the three and six months ended June 30, 2010, total share-based compensation expense recognized for the above 1,218,000 Class A restricted share units was $1.3 million and $3.2 million, respectively. For both the three and the six months ended June 30, 2009, total share-based compensation expense recognized for the above 1,218,000 Class A restricted share units was $1.5 million.

As of June 30, 2010, there was $6.6 million of unrecognized compensation expense related to the unvested Class A restricted share units.

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

The Company’s majority-owned subsidiaries and VIEs which are consolidated in Sohu’s consolidated financial statements but with noncontrolling interest recognized are Changyou and 21 East Beijing and New 21 East (collectively “21 East”). As of June 30, 2010, Sohu held 71% of the economic interest in Changyou and 70% of the economic interest in 21 East.

Noncontrolling Interest in the Consolidated Balance Sheets

As of June 30, 2010 and December 31, 2009, noncontrolling interest in the consolidated balance sheets was $97.5 million and $68.0 million, respectively.

	As of
	June 30, 2010 (in thousands)	December 31, 2009 (in thousands)
Changyou	$97,249	$67,691
21 East	253	304

Total	$97,502	$67,995

As of June 30, 2010 and December 31, 2009, $97.2 million and $67.7 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 29% and a 26%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest, as discussed above in Note 1- The Company and Basis of Presentation - Basis of Consolidation.

Noncontrolling Interest in the Consolidated Statements of Operations

For the three and six months ended June 30, 2010, noncontrolling interest in the consolidated statements of operations was $12.0 million and $23.1 million, compared with $8.8 million for both the three and the six months ended June 30, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Changyou	$12,038	$8,839	$23,195	$8,839
21 East	(26)	(38)	(53)	(59)

Total	$12,012	$8,801	$23,142	$8,780

For the three months ended June 30, 2010 and 2009, $12.0 million and $8.8 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing a 29% and a 26%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

11. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards using the treasury stock method and shares issuable upon the conversion of any outstanding convertible instruments using the if-converted method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

(a)	the percentage of the total economic interest in Changyou held by Sohu, which was 71% for the second quarter of 2010, and

(b)

the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise of share-based awards under the treasury stock method, which was 66% for the second quarter of 2010.

The percentage of 66% was calculated by treating all of Changyou’s existing unvested restricted shares as vested, and all unvested restricted share units and vested restricted share units that have not yet been settled as vested and settled by Changyou. Hence, Changyou’s share number increases from the basic basis to the fully diluted basis, causing the percentage of weighted average number of shares held by Sohu in Changyou, to decrease from 71% to 66%. As a result, Changyou’s net income attributable to Sohu decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income from continuing operations attributable to Sohu.com Inc.	$33,453	$33,089	$63,644	$77,684
Gain from discontinued e-commerce operations attributable to Sohu.com Inc.	0	446	0	446

Net income attributable to Sohu.com Inc., basic	33,453	33,535	63,644	78,130
Effect of dilutive securities:
Incremental dilution from Changyou	(2,188)	(2,659)	(4,452)	(2,659)

Net income attributable to Sohu.com Inc., diluted	$31,265	$30,876	$59,192	$75,471

Denominator:
Weighted average basic common shares outstanding	37,822	38,284	37,800	38,223
Effect of dilutive securities:
Share options and restricted share units	467	734	566	712

Weighted average diluted common shares outstanding	38,289	39,018	38,366	38,935

Basic net income per share attributable to Sohu.com Inc.
- Continuing operations	$0.88	$0.87	$1.68	$2.03
- Discontinued e-commerce operations	0.00	0.01	0.00	0.01

Basic net income per share attributable to Sohu.com Inc.	$0.88	$0.88	$1.68	$2.04

Diluted net income per share attributable to Sohu.com Inc.
- Continuing operations	$0.82	$0.78	$1.54	$1.93
- Discontinued e-commerce operations	0.00	0.01	0.00	0.01

Diluted net income per share attributable to Sohu.com Inc.	$0.82	$0.79	$1.54	$1.94

12. Subsequent Events

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no event or transaction needing recognition or disclosure found.

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

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Kylie Enterprises Limited, All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Wuxi Sohu New Momentum Information Investment Co., Ltd. (“Wuxi Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”), Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIE of Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), ICE Entertainment (HongKong) Limited (“ICE HK”), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Changyou.com Korea Limited (“Changyou Korea”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), and Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Starting from 2003, our online game business has developed from nascency to become one of the top massively multi-player online role-playing game (“MMORPG”) operators in China. Its success was further endorsed by the carve-out and initial public offering of our MMORPG subsidiary Changyou (NASDAQ: CYOU) in April 2009. The successful initial public offering has provided Changyou with the platform and resources to become a leading company in the MMORPG industry, and has enabled Changyou to compete head to head with first tier players. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. During the second quarter of 2010, treating all existing restricted shares as vested and restricted share units as vested and settled, Sohu owned approximately 66% of the economic interest in Changyou, with the remaining 34% of the economic interest in Changyou owned by Changyou’s shareholders other than Sohu. We do not expect the percentage of Sohu’s economic interest in Changyou to fluctuate significantly, given that Sohu does not have any plan to sell any additional shares in Changyou in the foreseeable future.

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

Online Game Business

Our online game business is conducted through Sohu’s majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of one of its games, Tian Long Ba Bu (“TLBB”). TLBB, which was launched in May 2007, was ranked by International Data Corporation (“IDC”) in 2008 as the fourth most popular online game overall in China and the second most popular online game in China among locally-developed online games. Changyou engages in the development, operation and licensing of MMORPGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. Changyou currently operates five MMORPGs, in-house developed TLBB, and licensed Blade Online (“BO”), Blade Hero 2 (“BH 2”), Da Hua Shui Hu (“DHSH”) and Zhong Hua Ying Xiong (“ZHYX”) from third parties. As of June 30, 2010, these games had approximately 98.2 million aggregate registered accounts. For the three months ended June 30, 2010, these games had approximately 2.8 million aggregate active paying accounts, average revenue per active paying account of Renminbi (“RMB”)184, 1.3 million aggregate peak concurrent users (“PCU”) for Changyou’s games under the previous method and aggregate PCU of 1.1 million determined under a method newly-adopted by Changyou. Under the previous method, aggregate PCU for a quarter was determined by adding up the separate PCUs for each of Changyou’s games for the quarter. Under the new method, the aggregate PCU reported by Changyou for its games will be the highest aggregate PCU of the games for a day that occurs during the quarter. Going forward, Changyou plans to only report aggregate PCU for Changyou’s games determined under the new method.

Changyou has a diversified pipeline of games with various graphic styles, themes and features to appeal to different segments of the online game player community, including Duke of Mount Deer (“DMD”), which we are developing in-house, Immortal Faith (“IF”) and the Legend of Ancient World (“LAW”), both of which we licensed from third parties.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that revenue recognition, share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, allowance for doubtful accounts, determination of fair value of financial instruments, VIE consolidation, assessment of impairment for long-lived assets and goodwill, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For barter transaction involving advertising services, we recognize revenue and expense at fair value only if the fair value of the advertising services surrendered/received in the transaction is determinable. No revenue from advertising-for-advertising barter transaction is recognized since the fair value cannot be reliably determined.

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

Wireless service fees are charged on a monthly or per message/download basis. Due to technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate,” which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, we rely on China mobile network operators to provide us billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not yet provided us monthly billing confirmations for the period, we use information generated from our internal system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When we later receive the actual billing confirmation, we then record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates, differences between the actual facts and our estimates may result in significant fluctuations in the amount and timing of the revenue recognized. Since 2002 when wireless revenues began representing a significant portion of our total revenues, the quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $1,419,000 (gross margin underestimate of $654,000) to an overestimation of $340,000 (gross margin overestimate of $171,000). For the three months ended June 30, 2010, 64% of our estimated wireless revenues were confirmed by the monthly billing confirmations received from the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to us.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factors being whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction and the specific requirements of each contract. Currently, a majority of our wireless revenues are recorded on a gross basis, as we have the primary responsibility for fulfillment and acceptability of the wireless services. To the extent we are acting as a principal in a transaction, we report as revenue payments received on a gross basis, and report as costs of revenue amounts attributable to services provided by mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis as revenue payments received less commissions and other payments to third parties. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. The related commissions and/or other payments to third parties are recorded as costs or expenses.

Share-based Compensation Expense

Share-based compensation expense is for share-based awards, including common stock, ordinary shares, share options, restricted shares and restricted share units, granted by Sohu and Changyou to their employees and directors. Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share-based awards on their grant dates.

For share-based awards granted by Sohu, in determining the fair value of share options granted, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates is applied.

For share-based awards granted by Changyou, in determining the fair value of ordinary shares, restricted shares and restricted share units granted in 2008, the income approach/discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the public market price of the underlying shares on the grant dates is applied.

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

Income Taxes and Uncertain Tax Positions

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, we consider factors including (i) future reversals of existing taxable temporary differences, (ii) future profitability, and (iii) tax planning strategies.

Our deferred tax assets are related to net operating losses of Sohu that would be subject to corporate income tax in the United States (“U.S. Corporate Income Tax”), and net operating losses and temporary differences between accounting and tax basis for our China-based subsidiaries and VIEs that are subject to corporate income tax in the PRC under the CIT law (“PRC Corporate Income Tax”). Substantially all of our income is earned through China-based subsidiaries and VIEs, and in the foreseeable future we do not intend to repatriate income to the United States (“U.S.”) where it would be subject to U.S. Corporate Income Tax, except that, under certain circumstances, we may repatriate to the U.S. income that will be subject to the U.S. Alternative Minimum Tax. In the foreseeable future, it is more likely than not that the deferred tax assets resulting from the net operating losses of Sohu will not be realized. Hence, we recorded a valuation allowance against our gross deferred tax assets in order to reduce the deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

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

Noncontrolling Interest

Noncontrolling interest (“NCI”) is the portion of economic interest in Sohu’s majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to Sohu. Currently, the NCI in our consolidated financial statements consists of NCI for Changyou and 21 East Beijing and New 21 East (collectively “21 East”).

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards using the treasury stock method and shares issuable upon the conversion of any outstanding convertible instruments using the if-converted method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

(a)	the percentage of the total economic interest in Changyou held by Sohu, and

(b)

the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise of share-based awards under the treasury stock method.

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

Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

VIE Consolidation

VIEs are consolidated if we determine that we are the primary beneficiary. The primary beneficiary is the entity that has both (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE.

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

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates; normally that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries and VIEs in the PRC, United Kingdom, Malaysia, Korea and Vietnam are the RMB, British Pound, Malaysian Ringgit, Korean Won and Vietnam Dong, respectively, while the functional currency of our subsidiaries in the U.S. and Hong Kong is the U.S. dollar.

Foreign Currency Translation

Assets and liabilities of our China-based subsidiaries and VIEs are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

REVENUES

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010		2009		2010 vs 2009	2010		2009		2010 vs 2009
Revenues
Advertising:
Brand advertising	$53,162	36%	43,621	34%	$9,541	$92,674	34%	$82,695	34%	$9,979
Sponsored search	3,891	3%	1,769	2%	2,122	6,725	2%	3,331	1%	3,394

Subtotal of advertising revenues	57,053		45,390		11,663	99,399		86,026		13,373

Online game	77,721	53%	66,596	52%	11,125	149,793	54%	128,203	53%	21,590
Wireless and others	11,323	8%	15,099	12%	(3,776)	26,359	10%	28,594	12%	(2,235)

Total revenues	$146,097	100%	$127,085	100%	$19,012	$275,551	100%	$242,823	100%	$32,728

Total revenues were $146.1 million and $275.6 million, respectively, for the three and six months ended June 30, 2010, as compared to $127.1 million and $242.8 million, respectively, for the corresponding periods in 2009. The increase in total revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $19.0 million, and the increase from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $32.7 million. The increase was mainly attributable to online game revenues and brand advertising revenues.

Advertising Revenues

Advertising revenues were $57.1 million and $99.4 million, respectively, for the three and six months ended June 30, 2010, as compared to $45.4 million and $86.0 million, respectively, for the corresponding periods in 2009. The increase in advertising revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $11.7 million, and the increase from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $13.4 million. The increase was mainly attributable to brand advertising revenues.

Brand Advertising Revenues

Brand advertising revenues were $53.2 million and $92.7 million, respectively, for the three and six months ended June 30, 2010, respectively, compared to $43.6 million and $82.7 million, respectively, for the corresponding periods in 2009. The increase in brand advertising revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $9.6 million, and from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $10.0 million. The increase was mainly attributable to the increased advertising during the 2010 FIFA World Cup and our customers’ reception of our enhanced video content.

We expect brand advertising revenues to increase in the third quarter of 2010, compared to the second quarter of 2010.

Sponsored Search Revenues

Sponsored search services primarily include priority placements in our search directory and pay-for-click services. Revenues from pay-for-click services accounted for approximately 80% and 78%, respectively, of the total sponsored search revenues for the three and six months ended June 30, 2010, compared to 71% and 66%, respectively, in the corresponding periods in 2009.

Sponsored search revenues were $3.9 million and $6.7 million, respectively, for the three and six months ended June 30, 2010, compared to $1.8 million and $3.3 million, respectively, for the corresponding periods in 2009. The increase in sponsored search revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $2.1 million, the increase from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $3.4 million. The increase arose from pay-for-click services.

We expect sponsored search revenues to remain at a low percentage of our total advertising revenues in the third quarter of 2010.

Online Game Revenues

Online game revenues were $77.7 million and $149.8 million, respectively, for the three and six months ended June 30, 2010, compared to $66.6 million and $128.2 million, respectively, for the corresponding periods in 2009. The increase in online game revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $11.1 million, and the increase from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $21.6 million. The increase was mainly due to increased popularity of our flagship game, TLBB, which we launched in May 2007.

We expect online game revenues to increase in the third quarter of 2010, compared to the second quarter of 2010.

Revenue Sources

The following table sets forth the revenues generated from our game operations in mainland China and overseas licensing (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Online game revenues:
Game operations revenues	$75,572	$64,936	$145,774	$124,282
Overseas licensing revenues	2,149	1,660	4,019	3,921

Total online game revenues	$77,721	$66,596	$149,793	$128,203

Game Operations Revenues

Our current five MMORPGs, TLBB, BO, BH 2, DHSH and ZHYX, are free to play and generate revenues using the item-based revenue model through the sale of virtual items that enhance the game-playing experience. Game players can purchase virtual items, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, materials, skill books and fireworks by purchasing prepaid game cards or game points. We initially operated BO under the time-based revenue model and switched to the item-based revenue model in December 2006. We report our game operations revenues after netting business taxes, sales discounts and rebates to our distributors.

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

Revenue Collection

Game Operations

We sell virtual and physical prepaid game cards to regional distributors, who in turn sub-distribute to retail outlets, including Internet cafés, various Websites, newsstands, software stores, bookstores and retail stores. We typically collect payment from our distributors upon delivery of our prepaid game cards, but only recognize revenues as the virtual items are consumed. We generally offer a sales discount to our prepaid game card distributors based on the popularity of our games. In addition, we offer a discount to our game players who directly purchase virtual prepaid game cards and game points from our online sales system. The sales discount represents the difference between the price at which we sell prepaid game cards to distributors or game players, as the case may be, and the face value of the prepaid game cards or the equivalent of game points.

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

Revenue Recognition

Game Operations

Proceeds received from sales of prepaid game cards form the basis of our revenues and are recorded initially as receipts in advance. Upon activation of the prepaid game cards, proceeds are transferred from receipts in advance to deferred revenues. Proceeds received from online sales of game points directly to game players are recorded as deferred revenues. As of June 30, 2010, we had receipts in advance from distributors and deferred revenues from our game operations of $33.3 million, compared to $29.6 million as of December 31, 2009.

We recognize revenues when virtual items purchased by game players are consumed. For consumable virtual items, including those with a predetermined expiration time, revenues are recognized as they are consumed, and for perpetual virtual items, revenues are recognized over their estimated lives. In addition, prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenues upon expiration of the cards. In contrast, once the prepaid game cards are activated and credited to a game player’s account, they will not expire as long as the game account remains active. We are entitled to close a game player’s account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive game player’s account are recognized as revenues when the account is closed. For the three and six months ended June 30, 2010, revenue from expired game cards and inactive game players’ accounts was $0.2 million and $0.3 million, respectively.

Overseas Licensing

For the initial license fees receivable under our overseas licensing agreements, we recognize revenues ratably over the remaining license period, during which we are obligated to provide post-sales services such as technical support and provision of updates or upgrades to the licensed games. Unrecognized initial license fees received are recorded as deferred revenues. As of June 30, 2010, such deferred revenues were $0.9 million, compared to $0.6 million as of December 31, 2009. With respect to ongoing revenue-based royalties, we recognize revenues when the revenue-based royalties are earned under the terms of the overseas licensing agreements, and the collection of such royalties is probable.

Wireless and Others Revenues

Wireless Revenues

Wireless revenues were $11.1 million and $24.4 million, respectively, for the three and six months ended June 30, 2010, compared to $15.0 million and $28.3 million, respectively, for the corresponding periods in 2009.

We expect wireless revenues to decrease in the third quarter of 2010 compared to the second quarter of 2010 due to tightened control over wireless value-added services by the network operators.

Revenues for Other Services

Other services mainly consist of sales of software to third parties, provision of applications service provider (“ASP”) services, office space rental income and Websites construction and maintenance. Revenues for other services were $250,000 and $2.0 million, respectively, for the three and six months ended June 30, 2010, compared to $148,000 and $265,000, respectively, for the corresponding periods in 2009.

COSTS AND EXPENSES

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010		2009		2010 vs 2009	2010		2009		2010 vs 2009
Cost of revenues
Advertising:
Brand advertising	$22,256	57%	$14,065	49%	$8,191	$39,539	55%	$27,795	49%	$11,744
Sponsored search	3,507	9%	2,265	8%	1,242	6,420	9%	4,563	8%	1,857

Subtotal of cost of advertising revenues	25,763		16,330		9,433	45,959		32,358		13,601

Online game	7,008	18%	3,937	13%	3,071	12,392	17%	7,373	13%	5,019
Wireless and others	6,150	16%	8,512	30%	(2,362)	13,396	19%	16,641	30%	(3,245)

Total cost of revenues	$38,921	100%	$28,779	100%	$10,142	$71,747	100%	$56,372	100%	$15,375

Total cost of revenues was $38.9 million and $71.7 million, respectively, for the three and six months ended June 30, 2010, compared to $28.8 million and $56.4 million, respectively, for the corresponding periods in 2009. The increase in cost of revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $10.1 million, and the increase from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $15.4 million. The increase was mainly attributable to increased cost of brand advertising revenues and increased cost of online game revenues.

Cost of Advertising Revenues

Cost of advertising revenues was $25.8 million and $46.0 million, respectively, for the three and six months ended June 30, 2010, compared to $16.3 million and $32.4 million, respectively, for the corresponding periods in 2009. The increase in cost of advertising revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $9.4 million, and the increase from six months ended June 30, 2009 to the six months ended June 30, 2010 was $13.6 million. The increase was mainly due to increased cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues includes compensation and related overhead costs for employees, depreciation expenses, content and services purchases, bandwidth leasing costs, and revenue sharing payments to third parties.

The cost of brand advertising revenue was $22.3 million and $39.5 million, respectively, for the three and six months ended June 30, 2010, compared to $14.1 million and $27.8 million, respectively, for corresponding periods in 2009.

The increase in cost of brand advertising revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $8.2 million. The increase was primarily attributable to investment in Sohu’s video site, mainly consisting of a $3.5 million increase in content and license costs and a $2.3 million increase in bandwidth leasing costs. In addition, the increase included a $0.9 million increase in share-based compensation expense and a $0.7 million increase in salary and benefits expenses.

The increase in cost of brand advertising revenues from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $11.7 million. The increase was primarily attributable to investment in Sohu’s video site, mainly consisted of a $4.0 million increase in bandwidth leasing costs and a $3.8 million increase in content and license costs. In addition, the increase consisted of a $1.7 million increase in share-based compensation expense, a $1.2 million increase in salary and benefits expenses and a $0.2 million increase in travelling and entertainment expenses.

Our brand advertising gross margins for the three and six months ended June 30, 2010 were 58% and 57%, respectively, as compared to 68% and 66%, respectively, for the corresponding periods in 2009. The decrease in our brand advertising gross margin was due to the brand advertising revenues growth was slower compared to the increase in cost of brand advertising revenues.

Cost of Sponsored Search Revenues

Cost of sponsored search revenues mainly consists of depreciation expenses, bandwidth leasing costs, payments to our Website Alliance and personnel costs.

Cost of sponsored search revenues was $3.5 million and $6.4 million, respectively, for the three and six months ended June 30, 2010, compared to $2.2 million and $4.6 million, respectively, for the corresponding periods in 2009. The increase in cost of sponsored search revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $1.2 million. The increase mainly consisted of a $0.7 million increase in payments to our Website Alliance and a $0.5 million increase in depreciation and bandwidth leasing costs. The increase from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $1.8 million. The increase mainly consisted of a $1.1 million increase in payments to our Website Alliance and a $0.7 million increase in depreciation and bandwidth leasing costs.

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

The total cost of online game revenues were $7.0 million and $12.4 million, respectively, for the three and six months ended June 30, 2010, compared to $3.9 million and $7.4 million, respectively, for the corresponding periods in 2009.

The increase in cost of online game revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $3.1 million. The increase mainly consisted of a $1.1 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce; a $0.5 million increase in revenue sharing related to licensed games in operation; a $0.4 million increase in bandwidth leasing and communication costs due to the increased popularity of TLBB; and a $0.4 million increase in depreciation and amortization costs related to servers.

The increase in cost of online game revenues from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $5.0 million. The increase mainly consisted of a $2.1 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce; a $0.7 million increase in depreciation and amortization costs related to servers; a $0.6 million increase in bandwidth leasing and communication costs due to the increased popularity of TLBB; and a $0.5 million increase in revenue sharing related to licensed games in operation.

Our online game gross margin for the three and six months ended June 30, 2010 was 91% and 92%, respectively, as compared to 94% for both of corresponding periods in 2009.

No significant change is expected in revenue-based royalty payments in the third quarter of 2010 compared to the second quarter of 2010.

Cost of Wireless and Others Revenues

Cost of Wireless Revenues

Cost of wireless revenues consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $5.8 million and $12.7 million, respectively, for the three and six months ended June 30, 2010, compared to $8.3 million and $15.9 million, respectively, for the corresponding periods in 2009.

The decrease in cost of wireless revenues from the three months ended June 30, 2009 to the three months end June 30 2010 was $2.5 million. The decrease was mainly due to decreased payments to third party wireless service alliances and content providers. The decrease in cost of wireless revenues for the three months ended June 30, 2010 as compared to the corresponding period in 2009 mainly resulted from a decrease of $1.5 million in payments to third party wireless service alliances and content providers, and a decrease of $1.0 million in collection charges and transmission charges paid to mobile network operators.

The decrease from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $3.2 million. The decrease in cost of wireless revenues for the six months ended June 30, 2010 as compared to the corresponding period in 2009 mainly resulted from a decrease of $2.4 million in payments to third party wireless service alliances and content providers, and a decrease of $0.8 million in collection charges and transmission charges paid to mobile network operators.

The collection and transmission charges vary between mobile network operators. The collection and transmission charges mainly include (i) a gateway fee of $0.003 to $ 0.029 per message, depending on the volume of the monthly total wireless messages in the second quarter of 2010, unchanged from the second quarter of 2009 and (ii) a collection fee of 0% to 80% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the second quarter of 2010, compared to 15% to 70% in the second quarter of 2009.

Our wireless gross margin was 48% for both the three and the six months ended June 30, 2010, compared to 45% and 44% for the corresponding periods in 2009.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of personnel and other expenses in connection with sales of software, provision of ASP services and construction and maintenance of Websites. Cost of revenues for other services was $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2010, compared to $0.2 million and $0.7 million, respectively, for the corresponding periods in 2009.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010		2009		2010 vs 2009	2010		2009		2010 vs 2009
Operating Expense:
Product development	$16,881	30%	$14,637	29%	$2,244	$32,399	31%	$27,951	32%	$4,448
Sales and marketing	29,606	53%	25,810	52%	3,796	52,615	50%	42,636	49%	9,979
General and administrative	9,384	17%	9,208	19%	176	19,267	19%	17,102	19%	2,165
Amortization of intangible assets	139	0%	128	0%	11	247	0%	202	0%	45

Total operating expenses:	$56,010	100%	$49,783	100%	$6,227	$104,528	100%	$87,891	100%	$16,637

Total operating expenses were $56.0 million and $104.5 million, respectively, for the three and six months ended June 30, 2010, compared to $49.8 million and $87.9 million, respectively, for the corresponding periods in 2009. The increase in operating expense from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $6.2 million, and the increase from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $16.6 million. The increase in total operating expenses was mainly due to increases in sales and marketing expenses and product development expenses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement to and maintenance of our Websites as well as costs associated with new product development and enhancement for existing products and services.

Product development expenses were $16.9 million and $32.4 million, respectively, for the three and six months ended June 30, 2010, compared to $14.6 million and $28.0 million, respectively, for the corresponding periods in 2009.

The increase in product development expenses from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $2.3 million. The increase mainly consisted of a $2.5 million increase in salary and benefits expenses; a $0.5 million increase in facility expenses; a $0.5 million increase in depreciation expenses; offset by a $1.1 million decrease in share-based compensation expense. This $1.1 million decrease in share-based compensation expense is the net effect of share-based compensation expense recognized in the second quarter of 2009, which was generated but not recognized before the completion of Changyou’s initial public offering because initial vesting was conditioned on completion of the offering, offset by share-based compensation expense recognized in the second quarter of 2010 for restricted share unites granted in January 2010.

The increase in product development expenses from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $4.4 million. The increase mainly consisted of a $2.8 million increase in salary and benefits expenses; a $1.0 million increase in facility expense; and a $0.6 million increase in depreciation expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, compensation expenses, sales commissions and travel expenses.

Sales and marketing expenses were $29.6 million and $52.6 million, respectively, for the three and six months ended June 30, 2010, compared to $25.8 million and $42.6 million, respectively, for the corresponding periods in 2009.

The increase in sales and marketing expenses from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $3.8 million. The increase was mainly due to a $1.5 million increase in advertising and promotion expenses mainly for online game business; a $0.7 million increase in salary and benefits expenses; a $0.7 million increase in travelling and entertainment expenses; and a $1.0 million increase in share-based compensation expense primarily for restricted share units granted in January 2010.

The increase in sales and marketing expenses from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $10.0 million. The increase was mainly due to a $5.7 million increase in advertising and promotion expenses mainly for online game business; a $1.8 million increase in salary and benefits expenses; and a $1.6 million increase in share-based compensation expense primarily for restricted share units granted in January 2010.

General and Administrative Expenses

General and administrative expenses mainly consist of personnel compensation expenses and professional service fees.

General and administrative expenses were $9.4 million and $19.3 million, respectively, for the three and six months ended June 30, 2010, compared to $9.2 million and $17.1 million, respectively, for the corresponding periods in 2009.

The increase in general and administrative expenses from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $0.2 million.

The increase in general and administrative expenses from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $2.2 million. The increase was mainly due to a $1.4 million increase in professional fees expenses and a $0.7 million increase in share-based compensation expense primarily for restricted share units granted in January 2010.

Amortization of Intangible Assets

Amortization of intangible assets was mainly related to the acquisitions of 17173.com, Focus.cn, GoodFeel and Go2Map.

Amortization of intangible assets was $139,000 and $247,000, respectively, for the three and six months ended June 30, 2010, as compared to $128,000 and $202,000, respectively, for the three and six months ended June 30, 2009.

Share-based Compensation Expense

Both Sohu and Changyou have incentive plans for the granting of share-based awards, including common stock, ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the three and six months ended June 30, 2010 and 2009, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$1,248	$355	$2,283	$602
Product development expenses	2,218	3,299	4,663	4,573
Sales and marketing expenses	1,176	214	2,131	499
General and administrative expenses	1,811	2,746	3,904	3,227

	$6,453	$6,614	$12,981	$8,901

Share-based compensation expense recognized for share-based awards granted by Sohu and Changyou, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2010	2009	2010	2009
For share-based awards granted by Sohu.com Inc.	$4,498	$1,000	$8,083	$2,570
For share-based awards granted by Changyou.com Limited	1,955	5,614	4,898	6,331

	$6,453	$6,614	$12,981	$8,901

For share options granted by Sohu, as of June 30, 2010 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For restricted share units granted by Sohu, as of June 30, 2010 there was $24.7 million of unrecognized compensation expense.

For share-based awards granted by Changyou, as of June 30, 2010 there was $9.9 million of unrecognized compensation expense.

Operating Profit

As a result of the foregoing, our operating profit was $51.2 million and $99.3 million, respectively, for the three and six months ended June 30, 2010, as compared to $48.5 million and $98.6 million, respectively, for the corresponding periods in 2009.

Other (Expense) Income

Other expense was $0.3 million and $0.4 million, respectively, for the three and the six months ended June 30, 2010, as compared to other income of $62,000 and $63,000, respectively, for the three and six months ended June 30, 2009.

Interest Income and Exchange Difference

For the three months ended June 30, 2010, interest income and exchange difference was $1.0 million, comprising interest income of $1.5 million, offset by exchange loss of $0.5 million. For the six months ended June 30, 2010, interest income and exchange difference was $2.2 million, comprising interest income of $2.7 million, offset by exchange loss of $0.5 million. For the three and six months ended June 30, 2009, interest income and exchange difference was $1.3 million and $2.4 million, respectively, mainly consisted of interest income.

Income Tax Expense

Income tax expense was $6.3 million and $14.3 million, respectively, for the three and six months ended June 30, 2010, compared to $8.0 million and $14.6 million, respectively, for the corresponding periods in 2009.

The decrease in income tax expense from the three months ended June 30, 2009 to the three months ended June 30, 2010 was $1.7 million. The decrease was mainly due to a $1.2 million income tax expense recognized in the second quarter of 2009 as a result of a change in position by the Beijing tax bureau; a $0.9 million income tax expense reversal in the second quarter of 2010 related to deferred tax asset recognition; and $0.5 million income tax expense reversal in the second quarter of 2010 for the 2009 annual PRC corporate income tax filing; offset by a $0.6 million increase income tax expense from the utilization of excess tax benefits from existing U.S. Corporate Income Tax net operating losses generated from excess tax deductions related to share-based awards, which reduced our recognition of taxes payable in 2010 for U.S. GAAP purposes; and a $0.3 million increase in income tax expense for miscellaneous items.

The decrease in income tax expense from the six months ended June 30, 2009 to the six months ended June 30, 2010 was $0.3 million. The decrease was mainly due to a $1.2 million income tax expense recognized in the second quarter of 2009 as a result of a change in position by the Beijing tax bureau; a $0.5 million income tax expense reversal in the second quarter of 2010 for the 2009 annual PRC corporate income tax filing; offset by a $1.2 million increase income tax expense from the utilization of excess tax benefits from existing U.S. Corporate Income Tax net operating losses generated from excess tax deductions related to share-based awards, which reduced our recognition of taxes payable in 2010 for U.S. GAAP purposes; and a $0.2 million increase in income tax expense for miscellaneous items.

The $0.6 million and $1.2 million in excess tax benefits mentioned above were correspondingly treated as an increase in shareholders’ equity in the consolidated balance sheet and presented as a cash outflow from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise affect cash flows.

Income from Continuing Operations

For the three and six months ended June 30, 2010, the income from continuing operations was $45.5 million and $86.8 million, respectively, compared to $41.9 million and $86.5 million, respectively, for the corresponding periods of 2009.

For the three months ended June 30, 2010, we had income from continuing operations of $45.5 million, including $3.4 million from segments other than online game and $42.1 million from the online game segment. For the three months ended June 30, 2009, we had income from continuing operations of $41.9 million, including $104.2 million from segments other than online game and $34.5 million from the online game segment and a $96.8 million intercompany elimination for the dividend distribution from Changyou to Sohu Game.

For the six months ended June 30, 2010, we had income from continuing operations of $86.8 million, including $5.0 million from segments other than online game and $81.8 million from the online game segment. For the six months ended June 30, 2009, we had income from continuing operations of $86.5 million, including $115.3 million from segments other than online game and $68.0 million from the online game segment and a $96.8 million intercompany elimination for the dividend distribution from Changyou to Sohu Game.

Gain from Discontinued E-commerce Operations

Gain from discontinued e-commerce operations for both the three and the six months ended June 30, 2010 was zero, and for both the three and the six months ended June 30, 2009, the gain from discontinued e-commerce operation was $446,000.

Net Income

As a result of the foregoing, for the three and six months ended June 30, 2010, we had net income of $45.5 million and $86.8 million, respectively, as compared to $42.3 million and $86.9 million, respectively, for the corresponding periods of 2009.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $12.0 million and $23.1 million, respectively, for the three and six months ended June 30, 2010, compared to $8.8 million for both of the corresponding periods in 2009.

The increase in the noncontrolling interest from the three months ended June 30, 2009 to the three months ended June 30, 2010 was mainly due to the noncontrolling interest attributable to Changyou’s shareholders other than Sohu have increased from 26% to 29% during the period.

The increase in the noncontrolling interest from the six months ended June 30, 2009 to the six months ended June 30, 2010 was because no noncontrolling interest attributable to Changyou’s shareholders other than Sohu was recognized until Changyou’s initial public offering in April 2009.

We expect the noncontrolling interest recognized for Changyou to increase in the third quarter of 2010, compared to the second quarter of 2010, due to vesting of share-based awards as described in Note 9 - Sohu.com Inc. Shareholders’ Equity - Changyou.com Limited Share-based Awards.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $33.5 million and $63.6 million, respectively, for the three and six months ended June 30, 2010, compared to $33.5 million and $78.1 million, respectively, for the corresponding periods of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, marketable securities, as well as cash flows generated from our operations. As of June 30, 2010, we had cash and cash equivalents of approximately $599.1 million, compared to $546.7 million as of June 30, 2009. As of June 30, 2010 and 2009, cash equivalents primarily comprise time deposits.

On November 20, 2009, we entered into an agreement to purchase an office building to be built in Beijing, which will serve as our headquarters, for a purchase price of approximately $110 million denominated in RMB. As of June 30, 2010, $50 million had been paid and was recognized as other assets in our consolidated financial statements. The remaining $60 million payment will be settled in installments as various stages of the development plan are completed, of which $11 million is expected to be made during the remainder of 2010. Construction is expected to be completed by the end of 2012.

We believe we will continue to generate strong cash flow from our brand advertising business and online game business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$100,536	$103,364
Net cash used in investing activities	(65,558)	(2,420)
Net cash (used in) provided by financing activities	(1,470)	131,501
Effect of exchange rate change on cash and cash equivalents	1,815	(124)

Net increase in cash and cash equivalents	35,323	232,321
Cash and cash equivalents at beginning of period	563,782	314,425

Cash and cash equivalents at end of period	$599,105	$546,746

Net Cash Provided by Operating Activities

For the six months ended June 30, 2010, $100.5 million net cash provided by operating activities was primarily attributable to our net income of $86.8 million, adjusted by non-cash items of share-based compensation expense of $13.0 million, depreciation and amortization of $11.1 million and other miscellaneous non-cash expense of $0.4 million, offset by a net decrease in cash from working capital items of $9.6 million and $1.2 million excess tax benefits. In accordance with U.S. GAAP, this $1.2 million in excess tax benefits was presented as a reduction of cash flows from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise affect cash flows.

For the six months ended June 30, 2009, net cash provided by operating activities was $103.4 million. This was primarily attributable to our net income of $86.9 million, adjusted by non-cash items of share-based compensation expense of $8.9 million, depreciation and amortization of $8.7 million and other miscellaneous non-cash expense of $1.5 million, offset by a decrease in cash from working capital items of $2.6 million. This $2.6 million was the net impact of an $18.9 million income tax refund received in January 2009 offset by a decrease in cash from other working capital items of $21.5 million.

Net Cash Used in Investing Activities

For the six months ended June 30, 2010, $65.6 million net cash used in investing activities was primarily attributable to $52.2 million used in acquiring fixed assets and other assets, including $27.6 million paid for the office building to be built in Beijing, and $13.4 million used in business acquisitions.

For the six months ended June 30, 2009, $2.4 million net cash used in investing activities was primarily attributable to $5.1 million used in acquiring fixed assets and other assets, offset by a $2.7 million decrease in restricted cash.

Net Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2010, $1.5 million net cash used in financing activities was primarily attributable to repayment of a $3.0 million loan by one of Sohu’s subsidiaries to a third party, offset by $1.2 million in excess tax benefits mentioned above in “Net Cash Provided by Operating Activities,” and $0.3 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan.

For the six months ended June 30, 2009, $131.5 million net cash provided by financing activities was primarily attributable to $128.3 million of proceeds generated from Changyou’s initial public offering, $3.0 million from issuance of common stock upon the exercise of share options granted under our stock incentive plan and $0.8 million from other financing activities, offset by reversal of excess tax benefits of $0.6 million from share-based payment arrangements.

Cash and cash equivalents

As of June 30, 2010, we had cash and cash equivalents of approximately $599.1 million compared to $563.8 million as of December 31, 2009.

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

Substantially all of Changyou’s operations are conducted through Gamease, a VIE, which generates most of our online game revenues. As Gamease is not owned by AmazGame, Changyou’s subsidiary in China, it is not able to make dividend payments to AmazGame. Instead, AmazGame has entered into a number of contracts with Gamease to provide services to Gamease in return for cash payments. In order for us to receive any dividends, loans or advances from AmazGame through Changyou, or to distribute any dividends to our shareholders, we may need to rely on these payments made from Gamease to AmazGame. Depending on the nature of services provided by AmazGame to Gamease, certain of these payments are subject to PRC taxes, including business taxes and value added tax, which effectively reduce the amount that AmazGame receives from Gamease. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

With respect to U.S. tax, as Sohu Group has two listed companies, Sohu.com Inc. and Changyou.com Limited, which are regarded as separate legal entities for U.S. tax purposes, certain transactions between these two companies as well as between their subsidiaries and VIEs might expose Sohu.com Inc. to 34% or 35% U.S. Corporate Income Tax. In addition, certain transactions of Changyou and its subsidiaries and VIEs (for example, investing in U.S. properties) might also expose Sohu.com Inc. to the risk that these transactions will be treated as taxable for U.S. tax purposes. Moreover, if Changyou pays dividends, Sohu.com Inc., as one of the shareholders of Changyou, might be subject to U.S. tax at 34% or 35% for the dividends received or, under certain circumstances, when Sohu sells Changyou American depositary shares (“ADSs”) originally held by Sohu at a price higher than its U.S. tax basis, a portion of the proceeds will be subject to U.S. tax at 34% or 35%. Furthermore, any dividends or any deemed dividends received by Sohu.com Inc. would be subject to U.S. Tax at 34% or 35%.

We do not expect any of such restrictions or taxes to have a material impact on our ability to meet our cash obligations.

Dividend Policy

The two listed companies within the Sohu Group, Sohu.com Inc. and Changyou.com Limited, do not expect to pay dividends on their common stock and ordinary shares, respectively, in the foreseeable future. The Sohu Group currently intends to retain all available funds and any future earnings for use in the operation and expansion of its business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock or on Changyou.com Limited’s ordinary shares, including on ordinary shares represented by Changyou.com Limited’s ADSs, for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. Shortly after this announcement, the center point of the currency’s official trading band broke through the 6.8 barrier to hit 6.7969 to the U.S. dollar, which is the highest center point of the past five years. As a result of this announcement, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of June 30, 2010, which consisted of cash and cash equivalents, account receivables, prepaid and other current assets, and current liabilities. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Total
Cash and cash equivalents	$251,984	$345,624	$1,497	$599,105
Account Receivables	1,364	60,650	0	62,014
Prepaid and other current assets	2,969	16,288	6	19,263
Current liabilities	9,491	161,722	327	171,540

As discussed above in Note 6 - Commitments and Contingencies – Contractual Obligation, the $60 million that remains due for our office building purchase will be settled in RMB.

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

INFLATION RATE RISK

According to National Bureau of Statistics, China’s consumer price index, a main gauge of inflation, grew 2.6% in the first half of 2010. Although this rate of inflation was relatively mild, and within a manageable range, there may be significant inflation in the future, which could have a material adverse effect on our business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010 and Form 10-Q for the quarterly period ended March 31, 2010 respectively.

ITEM 1A. RISK FACTORS

Further Strengthened Supervision of the Online Game Industry May Adversely Affect Our Online Game Operations

On June 3, 2010, the Ministry of Culture (the “MOC”) issued Interim Measures for Online Games Administration (the “MOC Measures”), which will become effective on August 1, 2010, aiming to further strengthen the supervision over the online game industry. Specifically, the MOC Measures reiterate that the MOC has the power to review the content of all online games except online game publications that have been pre-approved by the Generally Administration of Press and Publication (“GAPP”). However, the regulation does not clearly specify what constitutes “online game publication.” Further, the MOC Measures provide that all domestic online games must be filed with the MOC, while all imported online games are subject to a content review prior to their launch. If a substantial change (for example, any prominent modification to a game’s storyline, language, tasks, or trading system) is made to the content of an imported online game, it will be subject to a new content review. Changes to a domestic game must simply be filed with the MOC within 30 days.

Our online game business may be adversely affected by the MOC measures. The MOC Measures do not set forth any specific procedure for the required filing and content review procedures for online games and therefore may cause delay when we try to file or apply for content review with the MOC. In addition, for our imported licensed games, the requirement for prior approval of any substantial change may cause delay in releasing expansion packs, which may result in higher costs of our online game operation and have an adverse effect on our game revenue. In addition, the MOC Measures still do not resolve the inconsistencies and confusing elements caused by previous regulations issued by GAPP and MOC. Because there is ambiguity in the scope of roles and responsibilities for the online game regulators such as the MOC and the GAPP, we may still face stricter scrutiny of the day-to-day operations of our online game business. If any of our online game operating entities cannot comply with any of the stipulations regarding the online game industry, we may be subject to various penalties and our online game business may be negatively affected.

Our Business May Be Adversely Affected if We Cannot Obtain A Payment Service License

On 14 June, 2010, the People’s Bank of China (the “PBOC”) issued the Administrative Measure on the Payment Services of Non-Financial Institutions (the “Payment Measures”), which will go into effect on September 1, 2010. Under the Payment Measures, Payment Services are defined as the provision of capital transfer services by non-financial institutions acting as intermediaries, including services rendered in connection with network-based payments, issuance and settlement services for pre-paid cards and acquiring services for bank cards. The Payment Measures require all non-financial institutions engaging in Payment Services to obtain a Payment Service License from the PBOC. Furthermore, the Payment Measures provide a one-year grace period starting September 1, 2010. Failure to obtain a Payment License will lead to the termination of the right to provide of payment services. We have therefore prepared to apply for a Payment Service License. However, since the definition of “network-based payments” in the Payment Measures is vague, we cannot assure you that both Sohu and Changyou, our online game subsidiary, will be able to obtain the required license. If we cannot obtain the licenses, our business will be adversely affected.

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

During the three months ended June 30, 2010, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2010

SOHU.COM INC.

By:	/S/ CAROL YU Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June 30, 2010

EXHIBITS INDEX

10.1	Employment Agreement effective as of March 8, 2010, entered into on April 9, 2010, between Sohu.com Inc. and Carol Yu

10.2	Employment Agreement entered into and effective as of June 1, 2010 between Sohu.com Inc. and Belinda Wang

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu