Form 10-Q/A
period 2010-06-30
SOHU COM INC
filed 2010-08-17
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 5, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report, which was not disseminated with the original filing of our Form 10-Q, provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 2010

SOHU.COM INC.

By:	/S/ CAROL YU
Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June 30, 2010

EXHIBITS INDEX

*10.1	Employment Agreement effective as of March 8, 2010, entered into on April 9, 2010, between Sohu.com Inc. and Carol Yu

*10.2	Employment Agreement entered into and effective as of June 1, 2010 between Sohu.com Inc. and Belinda Wang

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

*32.1	Section 1350 Certification of Charles Zhang

*32.2	Section 1350 Certification of Carol Yu

**101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Previously filed.
**	Filed herewith.