Form 10-Q
period 2010-09-30
SOHU COM INC
filed 2010-11-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2010
Common stock, $.001 par value	37,937,980

SOHU.COM INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$534,662	$563,782
Investment in debt securities	74,615	0
Accounts receivable, net	70,102	46,610
Prepaid and other current assets	19,866	10,781

Total current assets	699,245	621,173
Fixed assets, net	119,207	115,088
Goodwill	67,736	55,555
Intangible assets, net	13,478	7,933
Prepaid non-current assets	138,992	26,207
Other assets, net	7,963	2,317

Total assets	$1,046,621	$828,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,475	$4,602
Accrued liabilities to suppliers and agents	57,907	41,103
Receipts in advance and deferred revenue	49,555	36,944
Accrued salary and benefits	31,258	28,860
Tax payables	24,044	21,953
Other accrued liabilities	22,986	17,035

Total current liabilities	193,225	150,497

Contingent consideration	1,343	0

Total liabilities	194,568	150,497

Commitments and contingencies

Shareholders’ equity
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 37,938 and 37,749 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	331,466	317,052
Treasury stock (5,389 shares)	(114,690)	(114,690)
Accumulated other comprehensive income	30,890	21,502
Retained earnings	490,527	385,874

Total Sohu.com Inc. shareholders’ equity	738,236	609,781

Noncontrolling interest	113,817	67,995

Total shareholders’ equity	852,053	677,776

Total liabilities and shareholders’ equity	$1,046,621	$828,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Advertising:
Brand advertising	$59,083	$48,502	$151,757	$131,197
Sponsored search	5,367	2,292	12,092	5,623

Subtotal of advertising revenues	64,450	50,794	163,849	136,820

Online game	85,623	68,684	235,416	196,887
Wireless and others	13,991	17,107	40,350	45,701

Total revenues	164,064	136,585	439,615	379,408
Cost of revenues:
Advertising:
Brand advertising	23,256	15,418	62,795	43,213
Sponsored search	3,803	2,728	10,223	7,291

Subtotal of cost of advertising revenues	27,059	18,146	73,018	50,504

Online game	8,537	4,713	20,929	12,086
Wireless and others	7,580	10,331	20,976	26,972

Total cost of revenues	43,176	33,190	114,923	89,562

Gross profit	120,888	103,395	324,692	289,846
Operating expenses:
Product development	19,454	14,531	51,853	42,482
Sales and marketing	25,410	25,457	78,025	68,093
General and administrative	10,619	10,721	29,886	27,823
Amortization of intangible assets	163	93	410	295

Total operating expenses	55,646	50,802	160,174	138,693

Operating profit	65,242	52,593	164,518	151,153
Other (expense) income	(939)	40	(1,294)	103
Interest income and exchange difference	1,050	1,469	3,207	3,865

Income before income tax expense	65,353	54,102	166,431	155,121
Income tax expense	(11,340)	(7,022)	(25,632)	(21,577)

Income from continuing operations	54,013	47,080	140,799	133,544
Gain from discontinued e-commerce operations	0	0	0	446

Net income	54,013	47,080	140,799	133,990
Less: Net income attributable to the noncontrolling interest	13,004	9,726	36,146	18,506

Net income attributable to Sohu.com Inc.	$41,009	$37,354	$104,653	$115,484

Basic net income per share attributable to Sohu.com Inc.	$1.08	$0.97	$2.77	$3.02

Shares used in computing basic net income per share attributable to Sohu.com Inc.	37,896	38,410	37,832	38,286

Diluted net income per share attributable to Sohu.com Inc.	$1.01	$0.88	$2.55	$2.82

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,377	39,082	38,370	38,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$140,799	$133,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,320	12,007
Share-based compensation expense	19,542	13,385
Amortization of intangible assets and other assets	2,899	1,355
Provision for allowance for doubtful accounts	88	393
(Excess tax benefits) Reversal of excess tax benefits from share-based payment arrangements	(1,888)	678
Others	832	309
Changes in assets and liabilities, net of acquisition:
Prepaid and other current assets	(8,449)	15,753
Accounts receivable	(19,002)	(23,167)
Tax payables	2,578	1,225
Accrued liabilities to suppliers and agents	16,804	5,990
Receipts in advance and deferred revenue	8,413	4,098
Accounts payable	2,873	2,485
Other accrued liabilities	3,308	(76)

Net cash provided by operating activities	184,117	168,425
Cash flows from investing activities:
Purchase of fixed assets	(125,522)	(18,167)
Purchase of debt securities	(74,615)	0
Purchase of intangible and other assets	(5,305)	(319)
Decrease in restricted cash	0	2,671
Acquisitions, net of cash acquired	(14,166)	0

Net cash used in investing activities	(219,608)	(15,815)
Cash flows from financing activities:
Issuance of common stock	968	3,787
Excess tax benefits (Reversal of excess tax benefits) from share-based payment arrangements	1,888	(678)
Proceeds from Changyou’s initial public offering	0	128,340
Other payments relating to financing activities, net	(3,000)	(1,865)

Net cash (used in) provided by financing activities	(144)	129,584
Effect of exchange rate changes on cash and cash equivalents	6,515	(266)

Net (decrease) increase in cash and cash equivalents	(29,120)	281,928
Cash and cash equivalents at beginning of period	563,782	314,425

Cash and cash equivalents at end of period	$534,662	$596,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited) Nine Months Ended September 30, 2010 (In thousands)
	Total	Comprehensive Income	Sohu.com Inc. Shareholders’ Equity					Noncontrolling Interest
			Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings
Beginning balance	$677,776	$0	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995
Issuance of common stock	968	0	0	968	0	0	0	0
Share-based compensation expense	19,542	0	0	11,558	0	0	0	7,984
Excess tax benefits from share-based awards	1,888	0	0	1,888	0	0	0	0
Comprehensive income:
Net income	140,799	140,799	0	0	0	0	104,653	36,146
Other comprehensive income:
Foreign currency translation adjustment	11,080	11,080	0	0	0	9,388	0	1,692

Total other comprehensive income	11,080	11,080

Total comprehensive income	151,879	151,879

Comprehensive income attributable to the noncontrolling interest		(37,838)

Comprehensive income attributable to Sohu.com Inc.		$114,041

Ending balance	$852,053		$43	$331,466	$(114,690)	$30,890	$490,527	$113,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited) Nine Months Ended September 30, 2009 (In thousands)
	Total	Comprehensive Income	Sohu.com Inc. Shareholders’ Equity					Noncontrolling Interest
			Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings
Beginning balance	$391,094	$0	$43	$201,196	$(74,683)	$21,349	$238,041	$5,148
Issuance of common stock	3,787	0	0	3,787	0	0	0	0
Share-based compensation expense	13,385	0	0	7,231	0	0	0	6,154
Reversal of excess tax benefits from share-based awards	(858)	0	0	(858)	0	0	0	0
Comprehensive income:
Net income	133,990	133,990	0	0	0	0	115,484	18,506
Other comprehensive income:
Foreign currency translation adjustment	311	311	0	0	0	118	0	193

Total other comprehensive income	311	311

Total comprehensive income	134,301	134,301

Comprehensive income attributable to the noncontrolling interest		(18,699)

Comprehensive income attributable to Sohu.com Inc.		$115,602

Recognition of change in Sohu’s economic interests in Changyou	125,375		0	100,552	0	0	0	24,823

Ending balance	$667,084		$43	$311,908	$(74,683)	$21,467	$353,525	$54,824

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

Brand advertising and online game are the two core businesses of the Sohu Group. The brand advertising business provides advertisements on the Sohu Group’s portal matrix to advertisers who wish to build up their brand awareness online. The online game business is conducted by a majority-owned subsidiary of Sohu, Changyou.com Limited (“Changyou”), which currently operates six massively multi-player online role-playing games (“MMORPGs”), (i) Tian Long Ba Bu (“TLBB”), (ii) Blade Online (“BO”), (iii) Blade Hero 2 (“BH 2”) which is the sequel to BO, (iv) Da Hua Shui Hu (“DHSH”), (v) Zhong Hua Ying Xiong (“ZHYX”) and (vi) Immortal Faith (“IF”). TLBB is Changyou’s first in-house developed MMORPG and is one of the most popular online games in China.

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, as Sohu is Changyou’s controlling shareholder, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of September 30, 2010, 29% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 2—Changyou Transactions—Sohu’s Shareholding in Changyou.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

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

In March 2009, in preparation for its initial public offering, Changyou effected a ten-for-one share split that resulted in the aforementioned 900,000 Class B ordinary shares and 600,000 Class B restricted ordinary shares becoming 9,000,000 Class B ordinary shares and 6,000,000 Class B restricted ordinary shares, respectively.

Upon the completion of Changyou’s initial public offering in April 2009, vested Class B ordinary shares held by Prominence became entitled to participate in distributions on Changyou shares. Since the completion of the initial public offering, Class B restricted ordinary shares held by Prominence have continued, and will continue, to become vested from time to time in accordance with their terms.

Changyou’s 2008 Share Incentive Plan

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to certain of its executive officers and to certain of its employees as incentive compensation under Changyou’s 2008 Share Incentive Plan. As described above, 700,000 ordinary shares and 800,000 restricted ordinary shares were granted to Tao Wang through Prominence under this incentive plan.

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

Subsequent to the offering, Changyou had 102,500,000 Class A and Class B ordinary shares issued and outstanding. Those outstanding shares consisted of (i) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (ii) 15,000,000 Class B ordinary shares held by Tao Wang through Prominence, including 6,000,000 Class B restricted ordinary shares that were not vested as of the completion of the offering; and (iii) 17,250,000 Class A ordinary shares held by public shareholders.

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

Sohu’s Shareholding in Changyou

Shareholding and Control

Through September 30, 2010, 1,220,000 Class B restricted share units granted to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees had become vested, and were settled in Class B ordinary shares and then converted into Class A ordinary shares; and 358,000 Class A restricted share units granted to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees had become vested, and were settled in Class A ordinary shares.

As of September 30, 2010, Changyou had outstanding a combined total of 104,078,000 Class A and Class B ordinary shares, consisting of (i) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (ii) 14,400,000 Class B ordinary shares held by Tao Wang through Prominence, including 4,000,000 Class B restricted ordinary shares that were not vested; (iii) 17,850,000 Class A ordinary shares issued in Changyou’s initial public offering; (iv) 1,220,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon conversion of Class B ordinary shares that had been issued upon the vesting and settlement of Class B restricted share units granted to them; and (v) 358,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon the vesting and settlement of Class A restricted share units granted to them.

As of September 30, 2010, treating Tao Wang’s 4,000,000 Class B restricted ordinary shares as owned by Tao Wang, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire board of directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou in Sohu’s consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, as discussed above in Note 1—The Company and Basis of Presentation—Basis of Consolidation.

Economic Interest

Because Tao Wang’s 4,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, for accounting purposes those shares are treated as owned by Sohu, rather than as owned by Tao Wang, and therefore those shares are not included in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, as of September 30, 2010, Sohu was treated as holding approximately 71% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 29% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements, as discussed above in Note 1—The Company and Basis of Presentation—Basis of Consolidation.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the Class B restricted ordinary shares granted to Tao Wang become vested, and the restricted share units granted to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees become vested and settled.

Dilutive Impact

Through September 30, 2010, under Changyou’s 2008 Share Incentive Plan, Changyou has granted 11,000,000 Class B ordinary shares and 4,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,414,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees. As of September 30, 2010, the number of Changyou’s outstanding restricted share units decreased from 4,414,000 to 2,776,250, as a result of vesting and settlement or forfeitures of restricted share units.

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

For the third quarter of 2010, in the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou was approximately 66%, treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 11—Net Income per Share.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2010
	Segments Other Than Online Game					Online Game	Intercompany Eliminations	Consolidated
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game
Revenues (1)	$61,597	$5,367	$13,593	$398	$80,955	$85,624	$(2,515)	$164,064
Segment cost of revenues	(22,234)	(3,802)	(7,381)	(199)	(33,616)	(8,497)	0	(42,113)

Segment gross profit	$39,363	$1,565	$6,212	$199	47,339	77,127	(2,515)	121,951

SBC (2) in cost of revenues					(1,023)	(40)	0	(1,063)

Gross profit					46,316	77,087	(2,515)	120,888

Operating expenses:
Product development					(7,941)	(9,275)	0	(17,216)
Sales and marketing (1)					(16,951)	(9,703)	2,515	(24,139)
General and administrative					(5,721)	(2,909)	0	(8,630)
Amortization of intangible assets					(138)	(25)	0	(163)
SBC (2) in operating expenses					(3,749)	(1,749)	0	(5,498)

Total operating expenses					(34,500)	(23,661)	2,515	(55,646)

Operating profit					11,816	53,426	0	65,242
Other expense					(226)	(713)	0	(939)
Interest income and exchange difference					7	1,043	0	1,050
Income tax expense					(2,876)	(8,464)	0	(11,340)

Income from continuing operations					$8,721	$45,292	$0	$54,013

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended September 30, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$52,082	$2,292	$16,788	$319	$71,481	$68,684	$(3,580)	$136,585
Segment cost of revenues (1)	(15,269)	(2,709)	(9,628)	(692)	(28,298)	(4,545)	1	(32,842)

Segment gross profit (loss)	$36,813	$(417)	$7,160	$(373)	43,183	64,139	(3,579)	103,743

SBC (2) in cost of revenues					(179)	(169)	0	(348)

Gross profit					43,004	63,970	(3,579)	103,395

Operating expenses:
Product development					(7,425)	(4,902)	0	(12,327)
Sales and marketing (1)					(19,672)	(9,212)	3,579	(25,305)
General and administrative					(4,759)	(4,182)	0	(8,941)
Amortization of intangible assets					(92)	(1)	0	(93)
SBC (2) in operating expenses					(751)	(3,385)	0	(4,136)

Total operating expenses					(32,699)	(21,682)	3,579	(50,802)

Operating profit					10,305	42,288	0	52,593
Other income					6	34	0	40
Interest income and exchange difference					503	966	0	1,469
Income tax expense					(1,528)	(5,494)	0	(7,022)

Income from continuing operations					$9,286	$37,794	$0	$47,080

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).
Note (2):	“SBC” stands for share-based compensation expense.

	Nine Months Ended September 30, 2010
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$159,865	$12,092	$37,954	$2,396	$212,307	$235,417	$(8,109)	$439,615
Segment cost of revenues	(59,602)	(10,220)	(20,102)	(874)	(90,798)	(20,779)	0	(111,577)

Segment gross profit	$100,263	$1,872	$17,852	$1,522	121,509	214,638	(8,109)	328,038

SBC (2) in cost of revenues					(3,196)	(150)	0	(3,346)

Gross profit					118,313	214,488	(8,109)	324,692

Operating expenses:
Product development					(23,519)	(21,433)	0	(44,952)
Sales and marketing (1)					(51,726)	(31,006)	8,109	(74,623)
General and administrative					(13,968)	(10,025)	0	(23,993)
Amortization of intangible assets					(381)	(29)	0	(410)
SBC (2) in operating expenses					(9,607)	(6,589)	0	(16,196)

Total operating expenses					(99,201)	(69,082)	8,109	(160,174)

Operating profit					19,112	145,406	0	164,518
Other expense					(863)	(431)	0	(1,294)
Interest income and exchange difference					546	2,661	0	3,207
Income tax expense					(5,085)	(20,547)	0	(25,632)

Income from continuing operations					$13,710	$127,089	$0	$140,799

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).
Note (2):	“SBC” stands for share-based compensation expense.

	Nine Months Ended September 30, 2009
	Segments Other Than Online Game
	Brand Advertising	Sponsored Search	Wireless	Others	Segments Other Than Online Game	Online Game	Intercompany Eliminations	Consolidated
Revenues (1)	$148,385	$5,623	$45,117	$584	$199,709	$196,887	$(17,188)	$379,408
Segment cost of revenues (1)	(42,567)	(7,266)	(25,550)	(1,410)	(76,793)	(11,831)	12	(88,612)

Segment gross profit (loss)	$105,818	$(1,643)	$19,567	$(826)	122,916	185,056	(17,176)	290,796

SBC (2) in cost of revenues					(683)	(267)	0	(950)

Gross profit					122,233	184,789	(17,176)	289,846

Operating expenses:
Product development					(20,884)	(14,821)	0	(35,705)

Sales and marketing (1)	(54,305)	(30,313)	17,176	(67,442)
General and administrative	(12,593)	(10,223)	0	(22,816)
Amortization of intangible assets	(292)	(3)	0	(295)
SBC (2) in operating expenses	(2,630)	(9,805)	0	(12,435)

Total operating expenses	(90,704)	(65,165)	17,176	(138,693)

Operating profit	31,529	119,624	0	151,153
Dividend income (3)	96,800	0	(96,800)	0
Other income	70	33	0	103
Interest income and exchange difference	1,352	2,513	0	3,865
Income tax expense	(5,233)	(16,344)	0	(21,577)

Income from continuing operations	$124,518	$105,826	$(96,800)	$133,544

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted through Changyou).
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	In the second quarter of 2009, Changyou declared a dividend distribution of $96.8 million to Sohu Game. Both Changyou and Sohu Game are within the Sohu Group.

	As of September 30, 2010
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash and cash equivalents (1)	$242,636	$292,026	$0	$534,662
Accounts receivable, net	67,607	2,495	0	70,102
Fixed assets, net	65,366	53,841	0	119,207
Total assets (2)	606,962	445,886	(6,227)	1,046,621

Note (1):	The cash and cash equivalents are mainly denominated in Renminbi (“RMB”) and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 7—Financial Instruments—Concentration of Risk.
Note (2):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the online game segment (conducted through Changyou).

	As of December 31, 2009
	Segments Other Than Online Game Total	Online Game	Intercompany Eliminations	Consolidated
Cash and cash equivalents (1)	$336,881	$226,901	$0	$563,782
Accounts receivable, net	43,215	3,395	0	46,610
Fixed assets, net	65,910	49,178	0	115,088
Total assets (2)	544,942	289,391	(6,060)	828,273

Note(1):	The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 7—Financial Instruments—Concentration of Risk.
Note(2):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the online game segment (conducted through Changyou).

4. Share-Based Compensation Expense

Both Sohu and Changyou have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity section in the consolidated balance sheets. See Note 9—Sohu.com Inc. Shareholders’ Equity—Stock Incentive Plan.

Share-based compensation expense was recognized in costs and/or expenses for the three and nine months ended September 30, 2010 and 2009, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$1,063	$348	$3,346	$950
Product development expenses	2,238	2,204	6,901	6,777
Sales and marketing expenses	1,271	152	3,402	651
General and administrative expenses	1,989	1,780	5,893	5,007

	$6,561	$4,484	$19,542	$13,385

There was no capitalized share-based compensation expense for the three and nine months ended September 30, 2010 and 2009.

Share-based compensation expense recognized for share-based awards granted by Sohu and Changyou, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2010	2009	2010	2009
For share-based awards granted by Sohu.com Inc.	$4,806	$960	$12,889	$3,530
For share-based awards granted by Changyou.com Limited	1,755	3,524	6,653	9,855

	$6,561	$4,484	$19,542	$13,385

5. Income Taxes

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any interest or penalties associated with tax positions for the three and nine months ended September 30, 2010, nor did the Company have any significant unrecognized uncertain tax positions as of September 30, 2010.

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

Effective January 1, 2008, the current PRC Corporate Income Tax Law (the “CIT Law”) imposes a unified income tax rate of 25% for both domestic and wholly foreign-owned enterprises (“WFOEs”) but grants preferential tax treatments to NHTEs. Under the CIT Law, NHTEs can enjoy a preferential income tax rate of 15% for three years but need to re-apply after the end of the three-year period. The current CIT Law provides grandfathering treatment allowing NHTEs to continue to enjoy their unexpired tax holidays under the previous PRC income tax law, as long as these NHTEs continue to meet the criteria for NHTEs under the current CIT Law and were (i) qualified as NHTEs under the previous PRC income tax law, and (ii) established before March 16, 2007.

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

In 2008, the China-based subsidiary and the VIE of Changyou, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), which are the main operating entities of Changyou, qualified as Software Enterprises. As a result, for the fiscal years 2009 and 2010, they were subject to a 50% reduction to a tax rate of 12.5%. This preferential tax treatment will expire at the end of fiscal year 2011.

PRC Withholding Tax on Dividends

The current CIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Distributions to holding companies in Hong Kong that satisfy certain requirements specified by PRC tax authorities, for example, will be subject to a 5% withholding tax rate.

In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and a withholding tax of approximately $5.0 million was accrued based on a 5% withholding tax rate. This withholding tax was paid in the third quarter of 2009.

As of September 30, 2010, the Company had not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

Uncertain Tax Positions

Related to PRC Corporate Income Tax

In 2009, the PRC tax bureau communicated to some subsidiaries within the Sohu Group that certain expenses should not be treated as deductible for income tax purposes under the CIT Law, although the current CIT Law is silent in that regard. The Sohu Group had treated such expense as tax deductible in previous periods. This treatment had been communicated to the tax bureau, without the Sohu Group’s receiving any objections or challenges with respect to prior PRC income tax filings. Based on the tax bureau’s current interpretation, the Sohu Group concluded that it was more likely than not that such expenses would not be allowed by the tax bureau as deductions for income tax purposes. Hence, the Sohu Group recognized income tax expense of $1.2 million in the second quarter of 2009 as a result of the change in the tax bureau’s position. In addition, the Sohu Group will not reverse this treatment unless it receives a written clarification issued by the tax authority that this kind of expense is deductible for income tax purposes. The situation is unchanged as of September 30, 2010.

Since the current CIT Law was put into effect as of January 1, 2008, guidance for this law has been issued continually. In April 2010, the State Administration of Tax (“SAT”) issued a circular relating to the implementation of preferential tax treatments for NHTEs. However, to date, the Beijing local-level tax bureau has not implemented this circular and is holding the view that the relevant provisions might not apply to NHTEs in BJ ZGC. Therefore, the Company did not change its current practice. The Company expects more guidance will be issued in the future. Upon the issuance of such guidance, Sohu Group’s effective tax rate might increase.

Related to U.S. Corporate Income Tax

The U.S. Congress currently is considering legislation that, if enacted in its current form, would retroactively reinstate certain favorable provisions that expired on January 1, 2010. This legislation was not enacted prior to the issuance of the Company’s financial statements for the three and nine months ended September 30, 2010. If the expired favorable tax provisions are reinstated retroactively to January 1, 2010, the following amounts will be reversed on the Company’s financial statements in the period in which such legislation is enacted. For the three and nine months ended September 30, 2010, the Company has recognized a $0.29 million and a $0.92 million, respectively, income tax expense in its financial statements, because the above legislation has not been enacted. The accrual of this tax liability would cause a cash payment by the Company to the U.S. taxing authorities of $0.02 million and $0.05 million, respectively, based on the utilization of existing U.S. federal net operating losses generated from excess tax deductions related to share-based awards of $0.27 million and $0.87 million, respectively, for the three and nine months ended September 30, 2010. These excess tax deductions were treated under U.S. GAAP as an increase in shareholders’ equity.

6. Commitments and Contingencies

Contractual Obligation

On November 20, 2009, the Company entered into an agreement to purchase an office building to be built in Beijing, which will serve as the Company’s headquarters, for a purchase price of approximately $110 million denominated in RMB. On August 20, 2010, the purchase price was adjusted to $120 million to cover additional purchased floor area. As of September 30, 2010, $66 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $54 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

On August 23, 2010, Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $146 million denominated in RMB. As of September 30, 2010, $59 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $87 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

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

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of September 30, 2010, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

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

7. Financial Instruments

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, investment in debt securities, accounts payable and accrued liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—include other inputs that are directly or indirectly observable in the marketplace.

Level 3—unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s cash and cash equivalents are classified within Level 2 as they are valued using market observable inputs. The Company’s investment in debt securities is classified within Level 3 as it is valued considering the estimated future return from the investment. No gain or loss arising from the investment in debt securities was recognized during the period ended September 30, 2010.

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of September 30, 2010 (in thousands):

		Fair value measurement at reporting date using
Items	As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Time deposits	$267,705	$0	$267,705	$0
Investment in debt securities	74,615	0	0	74,615

Total	$342,320	$0	$267,705	$74,615

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2009 (in thousands):

		Fair value measurement at reporting date using
Items	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Time deposits	$308,870	$0	$308,870	$0
Investment in debt securities	0	0	0	0

Total	$308,870	$0	$308,870	$0

Investment in debt securities

In September 2010, the Company purchased from a PRC-based company (the “Debtor”) for $74.6 million (equal to RMB 0.5 billion) a convertible debt security with an initial maturity of twelve months, subject to extension at the Company’s election in its sole discretion for additional sequential six-month periods, and bearing interest at the rate of 3.8% per annum, payable quarterly in cash. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. Under the terms of the security, if the Company continues to extend the maturity to March 31, 2014, it will have an option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interest in two companies which are affiliates of the Debtor.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents, and investment in debt securities. Cash and cash equivalents in Sohu Group are mainly denominated in RMB and in U.S. dollars. Investment in debt securities are denominated in RMB. The Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations between the U.S. dollar and the RMB. Moreover, the Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

8. Variable Interest Entities

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its VIEs. The Company consolidates all of its wholly-owned and majority-owned VIEs, of which the Company is the primary beneficiary, in its consolidated financial statements. The Company has one VIE where the Company is not the primary beneficiary, and this VIE is not consolidated in the Company’s consolidated financial statements.

Consolidated VIEs within the Sohu Group

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

Under contractual agreements with the Sohu Group, Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, also has the obligation to absorb losses of the VIEs. Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of September 30, 2010, the aggregate amount of these loans was $13.5 million.

As of September 30, 2010, the total assets for the consolidated VIEs were $124.1 million, mainly comprising cash and cash equivalents, accounts receivable and fixed assets. As of September 30, 2010, the total liabilities for the consolidated VIEs were $60.3 million, mainly comprising accrued salary and benefits and tax payables. These balances are reflected in Sohu’s consolidated financial statements with intercompany transactions eliminated.

The following is a summary of the consolidated VIEs within the Sohu Group:

For Advertising Business

Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in the PRC in 2002 and is engaged in entertainment and advertising business in the PRC. As of September 30, 2010, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

b)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of September 30, 2010, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each holds a 50% interest in this entity.

c)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of September 30, 2010, the registered capital of Pilot New Era was $0.7 million. High Century and Sohu Internet each holds a 50% interest in this entity.

Sponsored Search Business

d)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and is engaged in mapping services in the PRC. As of September 30, 2010, the registered capital of Tu Xing Tian Xia was $0.2 million. High Century and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

e)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and is engaged in providing Internet information services in the PRC. As of September 30, 2010, the registered capital of Sogou Information was $2.5 million. Two employees of the Sohu Group each hold a 50% interest in this entity.

For Online Game Business

f)	Gamease

Gamease was incorporated in the PRC in August 2007. Gamease’s primary beneficiary is AmazGame, which is an indirect subsidiary of Changyou and Sohu. As of September 30, 2010, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and a Changyou employee hold 60% and 40% interests, respectively, in this entity.

g)	Shanghai ICE

Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) was incorporated in the PRC in April 2005. Shanghai ICE’s primary beneficiary is ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”), which is an indirect subsidiary of Changyou and Sohu. Shanghai ICE and ICE WFOE were acquired by Changyou in May 2010. As of September 30, 2010, the registered capital of Shanghai ICE was $1.2 million. Two employees of Changyou each hold a 50% interest in this entity.

h)	Guanyou Gamespace

Guanyou Gamespace was incorporated in the PRC in August 2010. Guanyou Gamespace’s primary beneficiary is Beijing Changyou Gamespace Software Technology Co., Ltd., which is an indirect subsidiary of Changyou and Sohu. As of September 30, 2010, the registered capital of Guanyou Gamespace was $1.5 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

For Wireless and Others Businesses

i)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and is engaged in Internet information, wireless and advertising services in the PRC. As of September 30, 2010, the registered capital of Sohu Internet was $14.9 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

j)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and is engaged in value-added telecommunication services in the PRC. As of September 30, 2010, the registered capital of GoodFeel was $1.2 million. Two employees of the Sohu Group, hold 58.1% and 41.9% interests, respectively, in this entity.

k)	High Century

High Century was incorporated in the PRC in 2001 and is engaged in investment holding in the PRC. As of September 30, 2010, the registered capital of High Century was $4.6 million. Dr. Zhang and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

l)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in October 2006. As of September 30, 2010, the registered capital of 21 East Beijing was $0.1 million. High Century holds a 70% interest in this entity.

m)	New 21 East

New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”) was incorporated in December 2007. As of September 30, 2010, the registered capital of New 21 East is $1.4 million. High Century holds a 70% interest in this entity.

VIE Not Consolidated within the Sohu Group

In the second quarter of 2010, in order to diversify Changyou’s marketing channels for its games and also as a strategic investment, Changyou acquired a 50% equity interest in a company. Although this company is a VIE, Changyou is not the primary beneficiary because Changyou is not able to direct the activities of the VIE, and therefore Changyou does not consolidate the company. The investment is being accounted for under the equity method of accounting. As of September 30, 2010, Changyou’s maximum exposure to loss as a result of its involvement with the investee is $8.8 million, which includes Changyou’s original investment of $3.9 million and funds provided for the investee’s working capital needs recognized as prepaid and other current assets in the Company’s consolidated financial statements amounting to $4.9 million.

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

For the three and nine months ended September 30, 2010 and 2009, Sohu did not purchase any shares of its common stock.

(c) Stock Incentive Plan

Both Sohu and Changyou have incentive plans for the granting of share-based awards, including common stock/ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

1) Sohu.com Inc. Share-based Awards

Sohu’s 2000 Stock Incentive Plan

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”) provided for the issuance of up to 9,500,000 shares of common stock, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. The maximum term of any issued stock right under the Sohu 2000 Stock Incentive Plan is ten years from the grant date. The Sohu 2000 Stock Incentive Plan expired on January 24, 2010 and a new plan was adopted on July 2, 2010. As of the expiration date, 9,128,724 shares of common stock had been issued or were subject to issuance upon the vesting and exercise of share options or the vesting and settlement of restricted share units granted under the plan.

For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $4.8 million and $12.9 million, respectively. For the three and nine months ended September 30, 2009, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $1.0 million and $3.5 million, respectively.

i) Summary of share option activity

A summary of share options activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2010 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2010	555	$16.55	4.54	$22,625
Exercised	(61)	15.84
Forfeited or expired	0

Outstanding at September 30, 2010	494	16.63	3.81	20,244

Vested at September 30, 2010	494	16.63	3.81	20,244

Exercisable at September 30, 2010	494	16.63	3.81	20,244

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $57.62 on September 30, 2010 and the exercise price of share options. The total intrinsic value of share options exercised for the nine months ended September 30, 2010 was $2.2 million.

For the three and nine months ended September 30, 2010, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009. For the three and nine months ended September 30, 2009, total share-based compensation expense recognized for share options was $0.3 million and $0.9 million, respectively.

For the three and nine months ended September 30, 2010, total cash received from the exercise of share options amounted to $0.6 million and $1.0 million, respectively. For the three and nine months ended September 30, 2009, total cash received from the exercise of share options amounted to $0.8 million and $3.8 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2010 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	209	$33.41
Granted	731	61.23
Vested	(115)	30.83
Forfeited	(72)	57.02

Unvested at September 30, 2010	753	58.56

Expected to vest thereafter	616	55.83

For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for restricted share units was $4.8 million and $12.9 million, respectively. For the three and nine months ended September 30, 2009, total share-based compensation expense recognized for restricted share units was $0.7 million and $2.7 million, respectively.

As of September 30, 2010, there was $20.4 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.2 years.

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

2) Changyou.com Limited Share-based Awards

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to certain of its executive officers and to certain of its employees as incentive compensation under Changyou’s 2008 Share Incentive Plan (the “Changyou 2008 Share Incentive Plan”).

In March 2009, the 2,000,000 reserved ordinary shares were subject to a ten-for-one share split effected by Changyou and became 20,000,000 ordinary shares.

Through September 30, 2010, Changyou has granted under the Changyou 2008 Share Incentive Plan 11,000,000 Class B ordinary shares and 4,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,414,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees.

For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.8 million and $6.7 million, respectively. For the three and nine months ended September 30, 2009, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $3.5 million and $9.9 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

i) Share-based Award to Tao Wang, Chief Executive Officer of Changyou

As discussed above in Note 2—Changyou Transactions, in January 2008, Sohu communicated to and agreed with Tao Wang to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in Beijing Fire Fox. The difference between the fair values (“Incremental Fair Value”), of these 700,000 ordinary shares and 800,000 restricted ordinary shares and Tao Wang’s contingent right in Beijing Fire Fox was accounted for as share-based compensation expense.

In February 2009, 200,000 Class B restricted ordinary shares held by Prominence became vested. Upon this vesting, the number of Class B ordinary shares held beneficially by Tao Wang increased to 900,000 shares and the number of Class B restricted ordinary shares held beneficially by Tao Wang decreased to 600,000 shares.

On March 16, 2009, the ordinary shares described above, which had been issued as 700,000 Class B ordinary shares and 800,000 Class B restricted ordinary shares in January 2009 and had become 900,000 Class B ordinary shares and 600,000 Class B restricted ordinary shares in February 2009 as a result of vesting, became 9,000,000 Class B ordinary shares and 6,000,000 Class B restricted ordinary shares, respectively, as a result of a ten-for-one share split effected by Changyou on that date.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the nine months ended September 30, 2010 is presented below. The shares and their fair value presented in the following table have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	6,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at September 30, 2010	4,000	1.36

Expected to vest thereafter	4,000	1.36

For the three and nine months ended September 30, 2010, share-based compensation expense recognized for the above-mentioned Class B restricted ordinary shares was $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2009, share-based compensation expense recognized for the Class B restricted ordinary shares was $0.5 million and $1.8 million, respectively.

As of September 30, 2010, there was $0.8 million of unrecognized compensation expense related to the unvested Class B restricted ordinary shares.

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

A summary of activity for the above Class B restricted share units as of and for the nine months ended September 30, 2010 is presented below. The shares and their fair values presented in the following table have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	2,055	$1.98
Granted	0
Vested	(685)	1.98
Forfeited	0

Unvested at September 30, 2010	1,370	1.98

Expected to vest thereafter	1,370	1.98

For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2009, total share-based compensation expense recognized for this 2,740,000 Class B restricted share units was $0.6 million and $3.7 million, respectively.

As of September 30, 2010, there was $0.6 million of unrecognized share-based compensation expense related to the unvested Class B restricted share units.

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

A summary of activity for the Class A restricted share units as of and for the nine months ended September 30, 2010 is presented below. The shares and fair value presented in the following table have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	432	$8.00
Granted	0
Vested	(108)	8.00
Forfeited	(34)	8.00

Unvested at September 30, 2010	290	8.00

Expected to vest thereafter	261	8.00

For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.2 million and $0.8 million, respectively. For the three and nine months ended September 30, 2009, total share-based compensation expense recognized for this 456,000 Class A restricted share units was $0.4 million and $1.0 million, respectively.

As of September 30, 2010, there was $1.1 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

As of September 30, 2010, Changyou had granted an aggregate of 1,218,000 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the nine months ended September 30, 2010 is presented below.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	1,200	$12.41
Granted	18	16.91
Vested	(300)	12.41
Forfeited	(2)	17.08

Unvested at September 30, 2010	916	12.49

Expected to vest thereafter	914	12.48

For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for the above 1,218,000 Class A restricted share units was $1.1 million and $4.2 million, respectively. For the three and nine months ended September 30, 2009, total share-based compensation expense recognized for this 1,218,000 Class A restricted share units was $2.0 million and $3.4 million, respectively.

As of September 30, 2010, there was $5.5 million of unrecognized compensation expense related to the unvested Class A restricted share units.

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

The Company’s majority-owned subsidiaries and VIEs which are consolidated in Sohu’s consolidated financial statements but with noncontrolling interest recognized are Changyou and 21 East Beijing and New 21 East (collectively “21 East”). As of September 30, 2010, Sohu held 71% of the economic interest in Changyou and 70% of the economic interest in 21 East.

Noncontrolling Interest in the Consolidated Balance Sheets

As of September 30, 2010 and December 31, 2009, noncontrolling interest in the consolidated balance sheets was $113.8 million and $68.0 million, respectively.

	As of
	September 30, 2010 (in thousands)	December 31, 2009 (in thousands)
Changyou	$113,555	$67,691
21 East	262	304

Total	$113,817	$67,995

As of September 30, 2010 and December 31, 2009, $113.6 million and $67.7 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 29% and a 26%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest, as discussed in Note 1- The Company and Basis of Presentation—Basis of Consolidation.

Noncontrolling Interest in the Consolidated Statements of Operations

For the three and nine months ended September 30, 2010, noncontrolling interest in the consolidated statements of operations was $13.0 million and $36.1 million, compared with $9.7 million and $18.5 million for the three and nine months ended September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Changyou	$12,999	$9,751	$36,194	$18,590
21 East	5	(25)	(48)	(84)

Total	$13,004	$9,726	$36,146	$18,506

For the three months ended September 30, 2010 and 2009, $13.0 million and $9.8 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing a 29% and a 26%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

11. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards using the treasury stock method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

(a)	the percentage of the total economic interest in Changyou held by Sohu, which was 71% for the third quarter of 2010, and

(b)	the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise of share-based awards under the treasury stock method, which was 66% for the third quarter of 2010.

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

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income from continuing operations attributable to Sohu.com Inc.	$41,009	$37,354	$104,653	$115,038
Gain from discontinued e-commerce operations attributable to Sohu.com Inc.	0	0	0	446

Net income attributable to Sohu.com Inc., basic	41,009	37,354	104,653	115,484
Effect of dilutive securities:
Incremental dilution from Changyou	(2,355)	(2,949)	(6,807)	(5,608)

Net income attributable to Sohu.com Inc., diluted	$38,654	$34,405	$97,846	$109,876

Denominator:
Weighted average basic common shares outstanding	37,896	38,410	37,832	38,286
Effect of dilutive securities:
Share options and restricted share units	481	672	538	699

Weighted average diluted common shares outstanding	38,377	39,082	38,370	38,985

Basic net income per share attributable to Sohu.com Inc.
—Continuing operations	$1.08	$0.97	$2.77	$3.01
—Discontinued e-commerce operations	0.00	0.00	0.00	0.01

Basic net income per share attributable to Sohu.com Inc.	$1.08	$0.97	$2.77	$3.02

Diluted net income per share attributable to Sohu.com Inc.
—Continuing operations	$1.01	$0.88	$2.55	$2.81
—Discontinued e-commerce operations	0.00	0.00	0.00	0.01

Diluted net income per share attributable to Sohu.com Inc.	$1.01	$0.88	$2.55	$2.82

12. Subsequent Events

On October 22, 2010, the Company’s online search subsidiary Sogou Inc. (“Sogou”) completed the sale of newly-issued Series A Preferred Shares to Alibaba Investment Limited, a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited, an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited, the investment fund of the Company’s Chairman and Chief Executive Officer Dr. Charles Zhang, for $15 million, $9 million, and $24 million, respectively, that represent approximately 10%, 6% and 16%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Sohu and Sogou have established a share incentive program for Sogou management and key employees as well as certain members of Sohu’s executive management. Sohu will retain approximately 53% of Sogou on a fully-diluted basis, and intends in any event to retain a majority of the outstanding share capital of Sogou on a fully-diluted basis. After the sale of newly-issued Series A Preferred Shares, Sohu will continue to consolidate Sogou in Sohu’s consolidated financial statements, as Sohu is Sogou’s controlling shareholder, but will recognize noncontrolling interest reflecting shares held by shareholders other than Sohu.

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

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Kylie Enterprises Limited, All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Wuxi Sohu New Momentum Information Investment Co., Ltd. (“Wuxi Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIE of Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), ICE Entertainment (HongKong) Limited (“ICE HK”),Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Changyou.com Korea LLC (“Changyou Korea”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd.( Guanyou Gamespace), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Starting from 2003, our online game business has developed from nascency to become one of the top massively multi-player online role-playing game (“MMORPG”) operators in China. Its success was further endorsed by the carve-out and initial public offering of our MMORPG subsidiary Changyou (NASDAQ: CYOU) in April 2009. The successful initial public offering has provided Changyou with the platform and resources to become a leading company in the MMORPG industry, and has enabled Changyou to compete head to head with first tier players. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. During the third quarter of 2010, treating all existing restricted shares as vested and restricted share units as vested and settled, Sohu owned approximately 66% of the economic interest in Changyou, with the remaining 34% of the economic interest in Changyou owned by Changyou’s shareholders other than Sohu.

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

Sponsored Search Services

We restructured our sponsored search business in preparation for the sale by our online search subsidiary Sogou Inc. (“Sogou”) of newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang. In the restructuring, we transferred to Sogou certain assets and liabilities associated with Sogou Pinyin and Sogou Browser, and transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou will remain liable for a loan payable to Sohu in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in our search business and previously funded by Sohu.

Following the closing, completed on October 22, 2010, of the sale of Series A Preferred Shares by Sogou, Alibaba, China Web and Photon hold approximately 10%, 6% and 16%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Sohu and Sogou have established a share incentive program for Sogou management and key employees as well as certain members of Sohu’s executive management. Sohu will retain approximately 53% of Sogou on a fully-diluted basis, and intends in any event to retain a majority of the outstanding share capital of Sogou on a fully-diluted basis. As Sogou’s controlling shareholder, Sohu will continue to consolidate Sogou but will recognize noncontrolling interest reflecting shares held by shareholders other than Sohu. We believe that the introduction of strategic investors to our Sogou search business leaves our search business in a more competitive position and offers promise for future collaboration and services with China’s largest e-commerce website.

Online Game Business

Our online game business is conducted through Sohu’s majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of one of its games, Tian Long Ba Bu (“TLBB”). TLBB, which was launched in May 2007, was ranked by International Data Corporation (“IDC”) in 2008 as the fourth most popular online game overall in China and the second most popular online game in China among locally-developed online games. Changyou engages in the development, operation and licensing of MMORPGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. Changyou currently operates six MMORPGs, in-house developed TLBB, and licensed Blade Online (“BO”), Blade Hero 2 (“BH 2”), Da Hua Shui Hu (“DHSH”), Zhong Hua Ying Xiong (“ZHYX”) and Immortal Faith (“IF”) from third parties. As of September 30, 2010, these games had approximately 105.2 million aggregate registered accounts. For the three months ended September 30, 2010, these games had approximately 2.6 million aggregate active paying accounts, average revenue per active paying account of Renminbi (“RMB”)214, 1.0 million aggregate peak concurrent users (“PCU”) for Changyou’s games in China.

Changyou has a diversified pipeline of games with various graphic styles, themes and features to appeal to different segments of the online game player community, including in-house developed Duke of Mount Deer (“DMD”), which received an award as one of China’s most anticipated online games.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that revenue recognition, share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, allowance for doubtful accounts, determination of fair value of financial instruments, accounting for investment in debt securities, VIE consolidation, assessment of impairment for long-lived assets and goodwill, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For a barter transaction involving advertising services, we recognize revenue and expense at fair value only if the fair value of the advertising services surrendered/received in the transaction is determinable. No revenue from advertising-for-advertising barter transaction is recognized since the fair value cannot be reliably determined.

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

For brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the customer to assess the collectability of the contract. For those contracts for which collectability was assessed as reasonably assured, we recognize revenue ratably over the period during which the advertising services were provided and when all other revenue recognition criteria were met. For those contracts for which collectability was assessed as not reasonably assured, we recognize revenue only when the cash was received and all other revenue recognition criteria were met. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes.

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

Wireless service fees are charged on a monthly or per message/download basis. Due to technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate,” which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, we rely on China mobile network operators to provide us billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not yet provided us monthly billing confirmations for the period, we use information generated from our internal system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When we later receive the actual billing confirmation, we then record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates, differences between the actual facts and our estimates may result in significant fluctuations in the amount and timing of the revenue recognized. Since 2002 when wireless revenues began representing a significant portion of our total revenues, the quarterly historical differences in our estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $1,419,000 (gross margin underestimate of $654,000) to an overestimation of $340,000 (gross margin overestimate of $171,000). For the three months ended September 30, 2010, 85% of our estimated wireless revenues were confirmed by the monthly billing confirmations received from the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to us.

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

Share-based Compensation Expense

Share-based compensation expense is for share-based awards, including common stock/ordinary shares, share options, restricted shares and restricted share units, granted by Sohu and Changyou to their employees and directors. Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share-based awards on their grant dates.

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

Our deferred tax assets are related to net operating losses of Sohu that would be subject to corporate income tax in the United States (“U.S. Corporate Income Tax”), and net operating losses and temporary differences between accounting and tax basis for our China-based subsidiaries and VIEs that are subject to corporate income tax in the PRC under the CIT law (“PRC Corporate Income Tax”). Substantially all of our income is earned through China-based subsidiaries and VIEs. In the foreseeable future we do not intend to repatriate income to the United States (“U.S.”) where it would be subject to U.S. Corporate Income Tax, except that, under certain circumstances, we may repatriate to the U.S. income that will be subject to the U.S. Alternative Minimum Tax. In the foreseeable future, it is more likely than not that the deferred tax assets resulting from the net operating losses of Sohu will not be realized. Hence, we recorded a valuation allowance against our gross deferred tax assets in order to reduce the deferred tax assets to the amount that is more likely than not to be realized. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

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

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards using the treasury stock method. Additionally, for purposes of calculating diluted net income per share, Sohu’s consolidated net income is adjusted for Changyou’s net income multiplied by the difference between:

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, investment in debt securities, accounts payable and accrued liabilities. These financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Investment in debt securities

We invest our excess cash in certain debt securities of high-quality corporate issuers. Our debt securities are classified as available-for-sale and are reported at fair market values. Unrealized gains or losses, if any, will be recorded as accumulated other comprehensive income/loss in shareholders’ equity. We periodically review our debt securities and assesses whether an impairment loss other-than-temporary has occurred due to declines in fair value or other market conditions. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Operations.

VIE Consolidation

VIEs are consolidated if we determine that we are the primary beneficiary. The primary beneficiary is the entity that has both (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and prepaid non-current assets.

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

Prepaid non-current assets primarily include prepayments for the office buildings to be built as Sohu’s and Changyou’s headquarters before they were recognized as fixed assets; also included are prepaid content fees, prepaid license fees and rental deposits. We amortize the content fees and license fees over the terms of the related contracts.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in our subsidiaries and consolidated VIEs. Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level (business segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying value. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates; normally that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries and VIEs in the PRC (except for Wuxi Sohu New Momentum, a PRC subsidiary set up in May 2010), the United Kingdom, Malaysia, Korea and Vietnam, respectively, are the RMB, British Pound, Malaysian Ringgit, Korean Won and Vietnam Dong, respectively. Wuxi Sohu New Momentum’s functional currency is the U.S. dollar. The functional currency of our subsidiaries in the U.S. and Hong Kong is the U.S. dollar.

Foreign Currency Translation

Assets and liabilities of our Mainland China-based subsidiaries and VIEs (not including Wuxi Sohu New Momentum) are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

REVENUES

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010		2009		2010 vs 2009	2010		2009		2010 vs 2009
Revenues
Advertising:
Brand advertising	$59,083	36%	$48,502	35%	$10,581	$151,757	35%	$131,197	35%	$20,560
Sponsored search	5,367	3%	2,292	2%	3,075	12,092	3%	5,623	1%	6,469

Subtotal of advertising revenues	64,450		50,794		13,656	163,849		136,820		27,029

Online game	85,623	52%	68,684	50%	16,939	235,416	54%	196,887	52%	38,529
Wireless and others	13,991	9%	17,107	13%	(3,116)	40,350	8%	45,701	12%	(5,351)

Total revenues	$164,064	100%	$136,585	100%	$27,479	$439,615	100%	$379,408	100%	$60,207

Total revenues were $164.1 million and $439.6 million, respectively, for the three and nine months ended September 30, 2010, as compared to $136.6 million and $379.4 million, respectively, for the corresponding periods in 2009. The increase in total revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $27.5 million, and the increase from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $60.2 million. The increase was mainly attributable to online game revenues and brand advertising revenues.

Advertising Revenues

Advertising revenues were $64.5 million and $163.8 million, respectively, for the three and nine months ended September 30, 2010, as compared to $50.8 million and $136.8 million, respectively, for the corresponding periods in 2009. The increase in advertising revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $13.7 million, and the increase from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $27.0 million. The increase was mainly attributable to brand advertising revenues.

Brand Advertising Revenues

Brand advertising revenues were $59.1 million and $151.8 million, respectively, for the three and nine months ended September 30, 2010, respectively, compared to $48.5 million and $131.2 million, respectively, for the corresponding periods in 2009. The increase in brand advertising revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $10.6 million, and the increase from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $20.6 million. The increase was mainly attributable to increased advertising resulting from our customers’ reception of our enhanced video content.

We expect brand advertising revenues to be flat or decrease slightly in the fourth quarter of 2010, compared to the third quarter of 2010.

Sponsored Search Revenues

Sponsored search services primarily include priority placements in our search directory and pay-for-click services. Revenues from pay-for-click services accounted for approximately 86% and 82%, respectively, of the total sponsored search revenues for the three and nine months ended September 30, 2010, compared to 82% and 73%, respectively, in the corresponding periods in 2009.

Sponsored search revenues were $5.4 million and $12.1 million, respectively, for the three and nine months ended September 30, 2010, compared to $2.3 million and $5.6 million, respectively, for the corresponding periods in 2009. The increase in sponsored search revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $3.1 million, the increase from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $6.5 million. The increase mainly arose from pay-for-click services.

We expect sponsored search revenues to increase in the fourth quarter of 2010, compared to the third quarter of 2010, but do not expect them to represent a significant percentage of our total advertising revenues.

Online Game Revenues

Online game revenues were $85.6 million and $235.4 million, respectively, for the three and nine months ended September 30, 2010, compared to $68.7 million and $196.9 million, respectively, for the corresponding periods in 2009. The increase in online game revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $16.9 million, and the increase from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $38.5 million. The increase was mainly due to increased popularity of our flagship game, TLBB, which we launched in May 2007.

We expect online game revenues to increase in the fourth quarter of 2010, compared to the third quarter of 2010.

Revenue Sources

The following table sets forth the revenues generated from our game operations in mainland China and overseas licensing (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Online game revenues:
Game operations revenues	$83,627	$66,880	$229,401	$191,162
Overseas licensing revenues	1,996	1,804	6,015	5,725

Total online game revenues	$85,623	$68,684	$235,416	$196,887

Game Operations Revenues

Our current six MMORPGs, TLBB, BO, BH 2, DHSH, ZHYX and IF, are free to play and generate revenues using the item-based revenue model through the sale of virtual items that enhance the game-playing experience. Game players can purchase virtual items, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, materials, skill books and fireworks by purchasing prepaid game cards or game points. We initially operated BO under the time-based revenue model and switched to the item-based revenue model in December 2006. We report our game operations revenues after netting business taxes, sales discounts and rebates to our distributors.

Overseas Licensing Revenues

We began licensing our game TLBB to operators outside of China in 2007. As of September 30, 2010, we have launched TLBB in Vietnam, Taiwan, Hong Kong, Malaysia¸Singapore and Thailand. Under our licensing arrangements, the licensee operators pay us an initial license fee and ongoing royalties based on a percentage of revenues generated by them over the term of the license period.

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

Revenue Recognition

Game Operations

Proceeds received from sales of prepaid game cards form the basis of our revenues and are recorded initially as receipts in advance. Upon activation of the prepaid game cards, proceeds are transferred from receipts in advance to deferred revenues. Proceeds received from online sales of game points directly to game players are recorded as deferred revenues. As of September 30, 2010, we had receipts in advance from distributors and deferred revenues from our game operations of $37.2 million, compared to $29.6 million as of December 31, 2009.

We recognize revenues when virtual items purchased by game players are consumed. For consumable virtual items, including those with a predetermined expiration time, revenues are recognized as they are consumed, and for perpetual virtual items, revenues are recognized over their estimated lives. In addition, prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenues upon expiration of the cards. In contrast, once the prepaid game cards are activated and credited to a game player’s account, they will not expire as long as the game account remains active. We are entitled to close a game player’s account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive game player’s account are recognized as revenues when the account is closed. For the three and nine months ended September 30, 2010, revenue from expired game cards and inactive game players’ accounts was $0.2 million and $0.5 million, respectively.

Overseas Licensing

For the initial license fees receivable under our overseas licensing agreements, we recognize revenues ratably over the remaining license period, during which we are obligated to provide post-sales services such as technical support and provision of updates or upgrades to the licensed games. Unrecognized initial license fees received are recorded as deferred revenues. As of September 30, 2010, such deferred revenues were $0.8 million, compared to $0.7 million as of December 31, 2009. With respect to ongoing revenue-based royalties, we recognize revenues when the revenue-based royalties are earned under the terms of the overseas licensing agreements, and the collection of such royalties is probable.

Wireless and Others Revenues

Wireless Revenues

Wireless revenues were $13.6 million and $38.0 million, respectively, for the three and nine months ended September 30, 2010, compared to $16.8 million and $45.1 million, respectively, for the corresponding periods in 2009.

We expect wireless revenues to be flat in the fourth quarter of 2010 compared to the third quarter of 2010.

Revenues for Other Services

Other services mainly consist of sales of software to third parties, provision of applications service provider (“ASP”) services, and Websites construction and maintenance. Revenues for other services were $398,000 and $2.4 million, respectively, for the three and nine months ended September 30, 2010, compared to $319,000 and $584,000, respectively, for the corresponding periods in 2009.

COSTS AND EXPENSES

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010		2009		2010 vs 2009	2010		2009		2010 vs 2009
Cost of revenues
Advertising:
Brand advertising	$23,256	54%	$15,418	47%	$7,838	$62,795	55%	$43,213	48%	$19,582
Sponsored search	3,803	9%	2,728	8%	1,075	10,223	9%	7,291	8%	2,932

Subtotal of cost of advertising revenues	27,059		18,146		8,913	73,018		50,504		22,514

Online game	8,537	20%	4,713	14%	3,824	20,929	18%	12,086	14%	8,843
Wireless and others	7,580	17%	10,331	31%	(2,751)	20,976	18%	26,972	30%	(5,996)

Total cost of revenues	$43,176	100%	$33,190	100%	$9,986	$114,923	100%	$89,562	100%	$25,361

Total cost of revenues was $43.2 million and $114.9 million, respectively, for the three and nine months ended September 30, 2010, compared to $33.2 million and $89.6 million, respectively, for the corresponding periods in 2009. The increase in cost of revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $10.0 million, and the increase from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $25.4 million. The increase was mainly attributable to increased cost of brand advertising revenues and increased cost of online game revenues.

Cost of Advertising Revenues

Cost of advertising revenues was $27.1 million and $73.0 million, respectively, for the three and nine months ended September 30, 2010, compared to $18.1 million and $50.5 million, respectively, for the corresponding periods in 2009. The increase in cost of advertising revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $8.9 million, and the increase from nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $22.5 million. The increase was mainly due to increased cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues includes salary and benefits expenses, depreciation expenses, content and license costs, bandwidth leasing costs, and revenue sharing payments to third parties.

The cost of brand advertising revenue was $23.3 million and $62.8 million, respectively, for the three and nine months ended September 30, 2010, compared to $15.4 million and $43.2 million, respectively, for corresponding periods in 2009.

The increase in cost of brand advertising revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $7.8 million. The increase was primarily attributable to investment in Sohu’s video site, mainly consisting of a $3.2 million increase in bandwidth leasing costs and a $3.0 million increase in content and license costs. In addition, the increase included a $0.9 million increase in share-based compensation expense and a $0.5 million increase in salary and benefits expenses.

The increase in cost of brand advertising revenues from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $19.6 million. The increase was primarily attributable to investment in Sohu’s video site, mainly consisted of a $7.2 million increase in bandwidth leasing costs and a $6.8 million increase in content and license costs. In addition, the increase consisted of a $2.5 million increase in share-based compensation expense, and a $1.7 million increase in salary and benefits expenses.

Our brand advertising gross margins for the three and nine months ended September 30, 2010 were 61% and 59%, respectively, as compared to 68% and 67%, respectively, for the corresponding periods in 2009. The decrease in our brand advertising gross margin was due to the growth in brand advertising revenues having been slower than the increase in cost of brand advertising revenues.

Cost of Sponsored Search Revenues

Cost of sponsored search revenues mainly consists of depreciation expenses, bandwidth leasing costs, payments to our Website Alliance and personnel costs.

Cost of sponsored search revenues was $3.8 million and $10.2 million, respectively, for the three and nine months ended September 30, 2010, compared to $2.7 million and $7.3 million, respectively, for the corresponding periods in 2009. The increase in cost of sponsored search revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $1.1 million. The increase mainly consisted of a $1.0 million increase in payments to our Website Alliance. The increase from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $2.9 million. The increase mainly consisted of a $2.1 million increase in payments to our Website Alliance and a $0.9 million increase in depreciation and bandwidth leasing costs.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses and share-based compensation expense relating to the operation of our games, revenue-based royalty payments to the developers of our licensed games, bandwidth leasing and communication costs, amortization of licensing fees, depreciation expenses, and PRC business tax and value added tax (“VAT”) arising from transactions between Changyou’s subsidiary and its VIE.

The total cost of online game revenues were $8.5 million and $20.9 million, respectively, for the three and nine months ended September 30, 2010, compared to $4.7 million and $12.1 million, respectively, for the corresponding periods in 2009.

The increase in cost of online game revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $3.8 million. The increase mainly consisted of a $1.2 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce; a $0.8 million increase in bandwidth leasing and communication costs due to the increased popularity of TLBB and the launch of new games; a $0.6 million increase in revenue-based royalty payments related to licensed games in operation; and a $0.5 million increase in depreciation expenses and amortization of licensing fees.

The increase in cost of online game revenues from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $8.8 million. The increase mainly consisted of a $3.2 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce; a $1.4 million increase in bandwidth leasing and communication costs due to the increased popularity of TLBB; a $1.2 million increase in depreciation expenses and amortization of licensing fees; and a $1.1 million increase in revenue-based royalty payments to the developers of our licensed games in operation.

Our online game gross margin for the three and nine months ended September 30, 2010 was 90% and 91%, respectively, as compared to 93% and 94%, respectively, for the corresponding periods in 2009.

Cost of Wireless and Others Revenues

Cost of Wireless Revenues

Cost of wireless revenues consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $7.4 million and $20.1 million, respectively, for the three and nine months ended September 30, 2010, compared to $9.6 million and $25.6 million, respectively, for the corresponding periods in 2009.

The decrease in cost of wireless revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $2.2 million. The decrease mainly consisted of a $1.2 million decrease in collection charges and transmission fees paid to mobile network operators, and a $1.0 million decrease in payments to third party wireless service alliances and content suppliers. The decrease was in line with wireless revenues fluctuation.

The decrease from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $5.5 million. The decrease mainly consisted of a $3.4 million decrease in payments to third party wireless service alliances and content suppliers, and a $2.0 million decrease in collection charges and transmission fees paid to mobile network operators.

The collection charges and transmission fees vary between mobile network operators, mainly including (i) a gateway fee of $0.003 to $0.030 per message, depending on the volume of the monthly total wireless messages in the third quarter of 2010, unchanged from the third quarter of 2009 and (ii) a collection fee of 0% to 80% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in the third quarter of 2010, compared to 15% to 75% in the third quarter of 2009.

Our wireless gross margin for the three and nine months ended September 30, 2010 was 46% and 47%, respectively, as compared to 43% for both of corresponding periods in 2009.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of personnel and other expenses in connection with sales of software, provision of ASP services and construction and maintenance of Websites. Cost of revenues for other services was $0.2 million and $0.9 million, respectively, for the three and nine months ended September 30, 2010, compared to $0.7 million and $1.4 million, respectively, for the corresponding periods in 2009.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010		2009		2010 vs 2009	2010		2009		2010 vs 2009
Operating Expense:
Product development	$19,454	35%	$14,531	29%	$4,923	$51,853	32%	$42,482	31%	$9,371
Sales and marketing	25,410	46%	25,457	50%	(47)	78,025	49%	68,093	49%	9,932
General and administrative	10,619	19%	10,721	21%	(102)	29,886	19%	27,823	20%	2,063
Amortization of intangible assets	163	0%	93	0%	70	410	0%	295	0%	115

Total operating expenses:	$55,646	100%	$50,802	100%	$4,844	$160,174	100%	$138,693	100%	$21,481

Total operating expenses were $55.6 million and $160.2 million, respectively, for the three and nine months ended September 30, 2010, compared to $50.8 million and $138.7 million, respectively, for the corresponding periods in 2009. The increase in operating expense from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $4.8 million, which was mainly due to increases in product development expenses. The increase from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $21.5 million, which was mainly due to increases in sales and marketing expenses and product development expenses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement to and maintenance of our Websites as well as costs associated with new product development and enhancement for existing products and services.

Product development expenses were $19.5 million and $51.9 million, respectively, for the three and nine months ended September 30, 2010, compared to $14.5 million and $42.5 million, respectively, for the corresponding periods in 2009.

The increase in product development expenses from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $4.9 million. The increase mainly consisted of a $2.6 million increase in salary and benefits expenses due to the hiring of more game engineers; a $0.7 million increase in content and license expenses; a $0.5 million increase in facility expenses; a $0.5 million increase in depreciation expenses and a $0.5 million increase in professional fees.

The increase in product development expenses from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $9.4 million. The increase mainly consisted of a $5.4 million increase in salary and benefits expenses; a $1.5 million increase in facility expenses; a $1.1 million increase in depreciation expenses; and a $0.9 million increase in professional fees.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Sales and marketing expenses were $25.4 million and $78.0 million, respectively, for the three and nine months ended September 30, 2010, compared to $25.5 million and $68.1 million, respectively, for the corresponding periods in 2009.

The decrease in sales and marketing expenses from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $47,000. The decrease was mainly due to a $3.4 million decrease in advertising and promotion expenses mainly for a Sohu branding campaign in 2009, offset by a $1.6 million increase in salary and benefits expenses, and a $1.1 million increase in share-based compensation expense primarily for restricted share units granted in January 2010.

The increase in sales and marketing expenses from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $9.9 million. The increase was mainly due to a $3.4 million increase in salary and benefits expenses; a $2.8 million increase in share-based compensation expense primarily for restricted share units granted in January 2010; and a $2.2 million increase in advertising and promotion expenses mainly for the online game business.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses and professional service fees.

General and administrative expenses were $10.6 million and $29.9 million, respectively, for the three and nine months ended September 30, 2010, compared to $10.7 million and $27.8 million, respectively, for the corresponding periods in 2009.

The decrease in general and administrative expenses from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $0.1 million.

The increase in general and administrative expenses from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $2.1 million. The increase was mainly due to a $0.9 million increase in share-based compensation expense primarily for restricted share units granted in January 2010; a $0.8 million increase in professional fees; and a $0.4 million increase in office expenses.

Amortization of Intangible Assets

Amortization of intangible assets was mainly related to the acquisitions of 17173.com, Focus.cn, GoodFeel and Go2Map.

Amortization of intangible assets was $163,000 and $410,000, respectively, for the three and nine months ended September 30, 2010, as compared to $93,000 and $295,000, respectively, for the corresponding periods in 2009.

Share-based Compensation Expense

Both Sohu and Changyou have incentive plans for the granting of share-based awards, including common stock/ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the three and nine months ended September 30, 2010 and 2009, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$1,063	$348	$3,346	$950
Product development expenses	2,238	2,204	6,901	6,777
Sales and marketing expenses	1,271	152	3,402	651
General and administrative expenses	1,989	1,780	5,893	5,007

	$6,561	$4,484	$19,542	$13,385

Share-based compensation expense recognized for share-based awards granted by Sohu and Changyou, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2010	2009	2010	2009
For share-based awards granted by Sohu.com Inc.	$4,806	$960	$12,889	$3,530
For share-based awards granted by Changyou.com Limited	1,755	3,524	6,653	9,855

	$6,561	$4,484	$19,542	$13,385

For share options granted by Sohu, as of September 30, 2010 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For restricted share units granted by Sohu, as of September 30, 2010 there was $20.4 million of unrecognized compensation expense.

For share-based awards granted by Changyou, as of September 30, 2010 there was $8.1 million of unrecognized compensation expense.

Operating Profit

As a result of the foregoing, our operating profit was $65.2 million and $164.5 million, respectively, for the three and nine months ended September 30, 2010, as compared to $52.6 million and $151.2 million, respectively, for the corresponding periods in 2009.

Other (Expense) Income

Other expense was $0.9 million and $1.3 million, respectively, for the three and nine months ended September 30, 2010, as compared to other income of $40,000 and $103,000, respectively, for the corresponding periods in 2009.

Interest Income and Exchange Difference

For the three months ended September 30, 2010, interest income and exchange difference was $1.1 million, comprising interest income of $2.0 million, offset by exchange loss of $0.9 million. For the nine months ended September 30, 2010, interest income and exchange difference was $3.2 million, comprising interest income of $4.7 million, offset by exchange loss of $1.5 million. For the three and nine months ended September 30, 2009, interest income and exchange difference was $1.5 million and $3.9 million, respectively, mainly consisted of interest income.

Income Tax Expense

Income tax expense was $11.3 million and $25.6 million, respectively, for the three and nine months ended September 30, 2010, compared to $7.0 million and $21.6 million, respectively, for the corresponding periods in 2009.

The increase in income tax expense from the three months ended September 30, 2009 to the three months ended September 30, 2010 was $4.3 million. The increase was mainly due to a $2.7 million increase in income tax expense of the online game business; a $0.7 million increase in income tax expense from the utilization of excess tax benefits from existing U.S. Corporate Income Tax net operating losses generated from excess tax deductions related to share-based awards, which reduced our recognition of taxes payable in 2010 for U.S. GAAP purposes.

The increase in income tax expense from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $4.0 million. The increase was mainly due to a $3.6 million increase in income tax expense of the online game business and a $1.9 million increase in income tax expense from the utilization of excess tax benefits from existing U.S. Corporate Income Tax net operating losses generated from excess tax deductions related to share-based awards, which reduced our recognition of taxes payable in 2010 for U.S. GAAP purposes, offset by a $1.2 million income tax expense recognized in the third quarter of 2009 as a result of a change in position by the Beijing tax bureau and a $0.5 million income tax expense reversal in the second quarter of 2010 for the 2009 annual PRC corporate income tax filing.

The $0.7 million and $1.9 million in excess tax benefits mentioned above were correspondingly treated as an increase in shareholders’ equity in the consolidated balance sheet and presented as a cash outflow from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise affect cash flows.

Income from Continuing Operations

For the three and nine months ended September 30, 2010, the income from continuing operations was $54.0 million and $140.8 million, respectively, compared to $47.1 million and $133.5 million, respectively, for the corresponding periods of 2009.

For the three months ended September 30, 2010, we had income from continuing operations of $54.0 million, including $8.7 million from segments other than online game and $45.3 million from the online game segment. For the three months ended September 30, 2009, we had income from continuing operations of $47.1 million, including $9.3 million from segments other than online game and $37.8 million from the online game segment.

For the nine months ended September 30, 2010, we had income from continuing operations of $140.8 million, including $13.7 million from segments other than online game and $127.1 million from the online game segment. For the nine months ended September 30, 2009, we had income from continuing operations of $133.5 million, including $124.5 million from segments other than online game and $105.8 million from the online game segment, offset by a $96.8 million intercompany elimination for the dividend distribution from Changyou to Sohu Game.

Gain from Discontinued E-commerce Operations

Gain from discontinued e-commerce operations for both the three and the nine months ended September 30, 2010 was zero, and for the three and nine months ended September 30, 2009, the gain from discontinued e-commerce operation was zero and $446,000, respectively.

Net Income

As a result of the foregoing, for the three and nine months ended September 30, 2010, we had net income of $54.0 million and $140.8 million, respectively, as compared to $47.1 million and $134.0 million, respectively, for the corresponding periods of 2009.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $13.0 million and $36.1 million, respectively, for the three and nine months ended September 30, 2010, compared to $9.7 million and $18.5 million for the corresponding periods in 2009.

The increase in the noncontrolling interest from the three months ended September 30, 2009 to the three months ended September 30, 2010 was mainly due to the noncontrolling interest attributable to Changyou’s shareholders other than Sohu having increased from 26% to 29%, and Changyou’s net income also having increased during the period.

The increase in the noncontrolling interest from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was because no noncontrolling interest attributable to Changyou’s shareholders other than Sohu was recognized until Changyou’s initial public offering in April 2009.

We expect the noncontrolling interest recognized for Changyou to increase in the fourth quarter of 2010, compared to the third quarter of 2010, due to vesting of share-based awards as described in Note 9—Sohu.com Inc. Shareholders’ Equity—Changyou.com Limited Share-based Awards, as well as the increase in Changyou’s net income.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $41.0 million and $104.7 million, respectively, for the three and nine months ended September 30, 2010, compared to $37.4 million and $115.5 million, respectively, for the corresponding periods of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, investment in debt securities, as well as cash flows generated from our operations. As of September 30, 2010, we had cash and cash equivalents of approximately $534.7 million, compared to $596.4 million as of September 30, 2009. As of September 30, 2010 and 2009, cash equivalents primarily comprise time deposits.

On November 20, 2009, we entered into an agreement to purchase an office building to be built in Beijing, which will serve as our headquarters, for a purchase price of approximately $110 million denominated in RMB. On August 20, 2010, the purchase price was adjusted to $120 million to cover additional purchased floor area. As of September 30, 2010, $66 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $54 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

On August 23, 2010, Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $146 million denominated in RMB. As of September 30, 2010, $59 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $87 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

We believe we will continue to generate strong cash flow from our brand advertising business and online game business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Cash Generating Ability

Our cash flows are summarized below (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$184,117	$168,425
Net cash used in investing activities	(219,608)	(15,815)
Net cash (used in) provided by financing activities	(144)	129,584
Effect of exchange rate change on cash and cash equivalents	6,515	(266)

Net (decrease) increase in cash and cash equivalents	(29,120)	281,928
Cash and cash equivalents at beginning of period	563,782	314,425

Cash and cash equivalents at end of period	$534,662	$596,353

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2010, $184.1 million net cash provided by operating activities was primarily attributable to our net income of $140.8 million, adjusted by non-cash items of share-based compensation expense of $19.5 million, depreciation and amortization of $18.2 million and other miscellaneous non-cash expense of $1.0 million, and an increase in cash from working capital items of $6.5 million, offset by a decrease in cash of $1.9 million excess tax benefits. In accordance with U.S. GAAP, this $1.9 million in excess tax benefits was presented as a reduction of cash flows from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise affect cash flows.

For the nine months ended September 30, 2009, net cash provided by operating activities was $168.4 million. This was primarily attributable to our net income of $134.0 million, adjusted by non-cash items of share-based compensation expense of $13.4 million, depreciation and amortization of $13.4 million, an increase in cash from working capital items of $6.3 million and other miscellaneous non-cash expense of $1.3 million. The $6.3 million was the net impact of an $18.9 million income tax refund received in January 2009 offset by a decrease in cash from other working capital items of $12.6 million.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2010, $219.6 million net cash used in investing activities was primarily attributable to $130.8 million used in acquiring fixed assets and prepaid non-current assets, including $125.2 million paid for office buildings to be built in Beijing, $74.6 million of investment in debt securities and $14.2 million used in business acquisitions.

For the nine months ended September 30, 2009, $15.8 million net cash used in investing activities was primarily attributable to $18.5 million used in acquiring fixed assets and prepaid non-current assets, offset by a $2.7 million decrease in restricted cash.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2010, $0.1 million net cash used in financing activities was primarily attributable to repayment of a $3.0 million loan by one of Sohu’s subsidiaries to a third party, offset by $1.9 million in excess tax benefits mentioned above in “Net Cash Provided by Operating Activities,” and $1.0 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan.

For the nine months ended September 30, 2009, $129.6 million net cash provided by financing activities was primarily attributable to $128.3 million of proceeds generated from Changyou’s initial public offering after deducting underwriting discounts and commissions but before deducting offering expenses, and $3.8 million from issuance of common stock upon the exercise of options granted under our stock incentive plan, offset by $1.8 million for other financing activities payment and $0.7 million for the reversal of excess tax benefits related to share-based payment arrangements.

Cash and cash equivalents

As of September 30, 2010, we had cash and cash equivalents of approximately $534.7 million compared to $563.8 million as of December 31, 2009.

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

With respect to PRC tax, certain dividends paid by WFOEs to their immediate Hong Kong holding companies that meet tax authorities’ requirements would be subject to a withholding tax at the rate of 5%, which would reduce the amount of cash available for distribution to Sohu. Any such dividends paid to Hong Kong holding companies that did not meet the tax authorities’ requirements would be subject to a withholding tax at the rate of 10% which would further reduce the amount of cash available for distribution to Sohu.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. Shortly after this announcement, the center point of the currency’s official trading band broke through the 6.8 barrier to hit 6.7969 to the U.S. dollar, and further hit 6.6497 in October 2010; the appreciation is 3% in total, which is the highest center point of the past five years. As a result of this announcement, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of September 30, 2010, which consisted of cash and cash equivalents, investment in debt securities, account receivables, prepaid and other current assets, and current liabilities. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)			Total
	US$	RMB	HK$
Cash and cash equivalents	$161,389	$372,057	$1,216	$534,662
Investment in debt securities	0	74,615	0	74,615
Account Receivables	1,553	68,525	24	70,102
Prepaid and other current assets	4,592	15,270	4	19,866
Current liabilities	9,043	184,050	132	193,225

As discussed above in Note 6—Commitments and Contingencies – Contractual Obligation, the $141 million that remains due for the two office buildings purchased will be settled in RMB.

INTEREST RATE RISK

The basic objectives of our investment program are to protect the invested funds from excessive risk and to provide for liquidity that is sufficient to meet operating and investment cash requirements. Under the investment policy, our excess cash is invested in high-quality securities which are limited as to length of time to maturity and the amount of credit exposure.

Our exposure to interest rate risk primarily relates to the interest income generated from excess cash invested in demand deposits and debt securities. We have not used derivative financial instruments in our investment portfolio in order to reduce this risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

INFLATION RATE RISK

According to National Bureau of Statistics, China’s consumer price index, a main gauge of inflation, grew 2.9% in the first nine months of 2010. Although this rate of inflation was relatively mild, and within a manageable range, there may be significant inflation in the future, which could have a material adverse effect on our business.

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

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010 and Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 respectively.

ITEM 1A.	RISK FACTORS

There are no other material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 filed with the SEC on May 7, 2010 and August 5, 2010, respectively.

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

During the three months ended September 30, 2010, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2010

SOHU.COM INC.

By:	/S/ CAROL YU
Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended September 30, 2010

EXHIBITS INDEX

10.1	Project Cooperation Agreement of Changyou, dated August 23, 2010

10.2	Amended and Restated 2010 Stock Incentive Plan

10.3*	Cooperation Agreement, dated September 30, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission.