Form 10-K
period 2010-12-31
SOHU COM INC
filed 2011-02-28
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2010 as reported on the NASDAQ Global Select Market, was approximately $1,218 million.

As of January 31, 2011, there were 38,169,360 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2010 Annual Meeting of Stockholders to be filed on or about April 29, 2011 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Kylie Enterprises Limited, All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Wuxi Sohu New Momentum Information Investment Co., Ltd. (“Wuxi Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), ICE Entertainment (HK) Limited (“ICE HK”),Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Changyou.com Korea Limited (“Changyou Korea”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co.,Ltd. (“Shanghai Jingmao”), and Shanghai Hejin Data Consulting Co.,Ltd. (“Shanghai Hejin”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS OVERVIEW

OUR COMPANY

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China. Substantially all of our operations are conducted through our indirect wholly and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

We were incorporated in Delaware in August 1996 as Internet Technologies China Incorporated, and launched our original website, itc.com.cn, in January 1997. In February 1998, we re-launched our website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc.

OUR BUSINESS

Our businesses mainly consist of brand advertising business, online game business (conducted via Changyou.com Limited, “Changyou”), sponsored search business (conducted via Sogou Inc. “Sogou”), and wireless business, among which brand advertising and online game are our two core businesses.

Brand Advertising Business

Our brand advertising business offers various products and services (such as free of charge premier content, interactive community and other Internet services) to our users, and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	17173.com, a leading game information portal;

•	focus.cn, a top real estate website; and

•	chinaren.com, a leading online alumni club.

Brand advertising services provide advertisements on our portal websites to companies seeking to increase their brand awareness online. For the year ended December 31, 2010, brand advertising services generated $211.8 million or 35% of total revenues of $612.8 million.

Online Game Business

Our online game business is conducted through Sohu’s majority-owned subsidiary Changyou. For the year ended December 31, 2010, our online game business generated $327.1 million or 53% of total revenues of $612.8 million.

Changyou is a leading online game developer and operator in China as measured by the popularity of one of our games, Tian Long Ba Bu (“TLBB”). Changyou engages in the development, operation and licensing of our massively multi-player online role-playing games (“MMORPGs”), which are interactive online games that may be played simultaneously by hundreds of thousands of game players. Changyou currently operates seven MMORPGs, including the in-house developed TLBB, and the licensed Blade Online (“BO”), Blade Hero 2 (“BH2”), Da Hua Shui Hu (“DHSH”), Zhong Hua Ying Xiong (“ZHYX”), Immortal Faith (“IF”) and San Jie Qi Yuan (“SJQY”). As of December 31, 2010, Changyou’s games in China had approximately 111.4 million aggregate registered accounts. For the three months ended December 31, 2010, Changyou’s games in China had approximately 1.0 million aggregate peak concurrent users, 2.7 million aggregate active paying accounts and average revenue per active paying account of RMB219.

TLBB is a martial arts game with 2.5D graphics that is adapted from the popular Chinese martial arts novel “Tian Long Ba Bu,” which means “Novel of Eight Demigods,” written by the famous writer Louis Cha. Millions of copies of his novels have been sold in numerous languages, and they have been adapted into various movies and television series. Since its launch, TLBB has won various awards in China, including 2008 “Best Self-Developed Online Games (First Place)” and 2008, 2009 and 2010 “Most Liked Online Games by Game Players (First Place)” awards at the China Digital Entertainment Expo and Conference, or ChinaJoy. To leverage the success of TLBB, Changyou licensed the game to third-party operators to operate the game in Vietnam, Taiwan, Hong Kong, Malaysia, Singapore and Thailand. Changyou also operates a modified version of TLBB in the U.S. and Europe through our U.S. and European subsidiaries.

Changyou has several MMORPGs in the pipeline with different graphic styles, themes and features to appeal to different segments of the online game player community. Games in our pipeline, including, among others, the Duke of Mount Deer (“DMD”), and the Legend of Ancient World (“LAW”). DMD, which we are developing in-house, is also based on a popular martial arts novel written by Louis Cha. Changyou licensed LAW from a third party.

Changyou operates its current games under the item-based revenue model, meaning that game players can play the games for free, but may choose to pay for virtual items, which are non-physical items that game players can purchase and use within an MMORPG, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, skill books and fireworks, to enhance the game-playing experience. Changyou sells prepaid game cards to a range of regional distributors throughout China, who in turn sub-distribute them to numerous retail outlets, including Internet cafés and various websites, newsstands, software stores, book stores and retail stores. Changyou also directly sells game points to game players through its online sales platform.

Changyou continually collects feedback from its game players through multiple channels. Changyou’s product development team and game operations team work closely together, allowing Changyou to translate game player feedback into game updates and expansion packs in a timely manner. Changyou typically releases expansion packs, which are software packages that contain significant upgrades and improvements to a game based on the existing game’s framework, every few months or as regularly as necessary based on game players’ feedback, market demand and other factors. These upgrades may include new game content such as storylines, characters, tasks, maps and virtual items. Changyou also updates its games on a weekly basis with interim enhancements. We believe that such expansion packs and regular updates improve the game-playing experience and help to maintain the interest level of Changyou’s game players, thereby helping Changyou to extend the lifespan of its games.

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, as Sohu is Changyou’s controlling shareholder, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of December 31, 2010, 29% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements.

Sponsored Search Business

Our sponsored search business is conducted through Sohu’s online search subsidiary Sogou via Sogou.com, an interactive proprietary search engine. Sponsored search services provide priority placements in our search directory and pay-for-click services to customers, especially small and medium-sized enterprises.

During 2010, we restructured our sponsored search business in preparation for the sale of Sogou’s newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang. In the restructuring, we transferred to Sogou certain assets and liabilities associated with the mobile version of Sogou Pinyin, and transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou will remain liable for a loan payable to Sohu in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in our search business and previously funded by Sohu.

On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba, China Web and Photon for $15 million, $9 million, and $24 million, respectively, that represent approximately 10%, 6% and 16%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Sohu and Sogou have established a share incentive program for Sogou management and key employees as well as certain members of Sohu’s executive management. Sohu will retain approximately 53% of Sogou on a fully-diluted basis, and intends in any event to retain a majority of the outstanding share capital of Sogou on a fully-diluted basis. As Sogou’s controlling shareholder, Sohu will continue to consolidate Sogou but will recognize noncontrolling interest reflecting shares held by shareholders other than Sohu.

With its new capital structure in place, Sogou is a separate operating entity focused exclusively on its desktop products and online search businesses, which we believe are picking up momentum. The shareholder group includes not only the Alibaba Group and Sohu, but also Sogou’s management team. We believe that this transformation has helped to further attract talent as well as to build confidence among our business partners, and most importantly our distributors. We believe that our collaboration with Alibaba is progressing well.

Wireless and Others Businesses

Our wireless and others businesses mainly consist of wireless business, which offers value-added services (such as news, weather forecasts, chatting, entertainment information and mobile phone ringtone and logo downloads) to mobile phone users.

PRODUCTS AND SERVICES

Brand Advertising Business

Web Properties

The Sohu Group has one of the most comprehensive matrices of Web properties. Among these Web properties, Sohu.com is attracting the highest level of Internet traffic in China. On all of our websites, we offer basic content to our users on a free of charge basis.

Sohu properties consist of sophisticated Chinese language Web navigational capabilities, approximately 40 main content channels, Web-based communication and community services. Each of our interest-specific main channels contains multi-level sub-channels that cover a comprehensive range of topics including news, TV, sports, entertainment, business and finance, women, automobile, and information technology. We also offer free Web-based communication and community, and other Internet services to enhance the users’ experience. Our portal attracts consumers and merchants alike because it is designed to meet the specific needs and interests of Internet users in China. Key features of our portal include proprietary Web navigational capabilities that reflect particular cultural characteristics and viewing habits of PRC Internet users.

Vertical Sites

17173.com

Our game portal 17173.com was launched in 2000 as the first online game portal in China. 17173.com is a leading online destination for game players seeking information on games and feedback from other players on the site’s message boards. With over 600 game zones and tens of millions of registered users supported by alliances with many thousands of Internet cafés, 17173.com is one of the largest online game information and community websites in China, and widely recognized as a market leader among game websites in China, with strong expertise in running the website, building a game community and developing relationships with advertisers in the online game industry. As a result, 17173.com is the marketing platform of choice for many online games, including our own. In addition, 17173.com’s experienced game editors review and critique Changyou’s games prior to launch, thereby improving the game quality.

Focus.cn

Focus.cn is one of the leading real estate websites in China, providing comprehensive solutions for house seekers, homeowners, potential property or household appliance buyers with high incomes, and real estate professionals. Launched in 1999, Focus.cn has developed into what we believe is one of the most influential websites serving the Beijing market. The Focus.cn platform serves as a basis for regional expansion in other key urban areas where Internet penetration is among the highest in China. As of December 31, 2010, the website had been successfully rolled out into 61 cities. Focus has also been enriching its content and has diversified from residential properties to commercial properties, as well as other auxiliary industries, such as home decoration, furniture and fixtures.

Chinaren.com

ChinaRen is one of the largest online youth communities in China, with over ninety million registered users as of December 31, 2010. Schools and universities in China generally do not have alumni offices to cater to the needs of former students to organize their classes into long-term communities. As in other Asian societies, Chinese people hold strong ties of friendship and loyalty with their fellow alumni, which form the basis of their personal and professional relationship networks. ChinaRen has leveraged a critical mass of loyal users to create one of the leading online alumni networks in China.

Service Offerings to Users

Aggregated Content

As a leading content aggregator, we organize our content over 40 main channels on the Sohu portal. Each main channel contains numerous sub-channels and features news, commentaries and various utilities and solutions relating to a specific topic. Our regional websites have extensive reach across China. As of December 31, 2010, we had approximately 1,600 content partners, which enable us to provide a wide range of content offerings. Our content partners include leading Chinese language media and information providers in a variety of fields across China, such as Xinhua News Agency, People’s Daily Online, 21 Century Business Herald, and China Central Television (“CCTV”), as well as prestigious international content providers such as Reuters, Press Association, INC, BBC Worldwide Limited, Buena Vista International and Warner Bros. International Branded Services. Our arrangements with content partners are normally short-term and non-exclusive.

Our main channels include News, TV, Sports, Entertainment, Business and Finance, Women, Automobile, and Information Technology.

News channel delivers a comprehensive selection of local, national and international news from newspapers, magazines and other information providers throughout China. Full text search is also available on each page.

TV channel is an online video platform that offers a broad range of authorized high-quality and easy-to-access video products. TV channel aggregates columns including high-definition videos, video news, self-produced video shows, live and on-demand broadcast of TV programs as well as video blogs. In addition, Sohu’s other TV-like channels specifically geared for streaming online video content include s.sohu for sports and v.sohu for entertainment.

Sports channel provides the latest national and international sports headlines, results, commentaries and analyses.

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

Online Video

We deliver authorized high-definition video content and original in-house produced video content surrounding nationwide events on channels geared for specific types of content, including tv.sohu for movies and TV programs, s.sohu for sports, and v.sohu for entertainment. These channels provide users free access to extensive and varied video content, such as popular domestic and overseas movies and TV programs, in-house produced online talk shows, exclusive celebrity interviews, live Webcasts, on-demand sports games, and user-generated video clips.

During 2010, we continued to put emphasis on our online video business and execute our strategy to expand our library of authorized high definition video content, especially for popular TV dramas. We believe that our efforts in securing authorized premier content and Sohu’s well-established media influence can give us a competitive advantage and help to accelerate user growth. Based on data from iResearch, Sohu video’s market share in terms of time spent grew from 3.4% to 13.4% in the 12 months ended December 31, 2010; also, in December 2010 unique visitors to Sohu’s video site had more than doubled compared with December 2009, surpassing the 100 million mark. In view of our overall financial strength, early investment in and commitment to online video, we are confident that we will be able to compete successfully in this area.

Communication and Community Tools

We offer a variety of communication and community tools for our Chinese online users that are important in promoting user affinity to our portal network:

Alumni Club, offered through Chinaren.com, is a database service containing information on schools, classes and classmates that allows classmates to communicate and find each other. As of December 31, 2010, Chinaren.com had over ninety million registered users.

Blog is an interactive platform for users to build their personalized space by posting their articles and pictures, uploading videos, and sharing information amongst users. Further, Sohu blogs provide multiple applications for user-customized front page layouts, interactive communication facilities and services integrated with a selection of Sohu products.

E-Mail offers free e-mail services with up to two gigabytes of memory and premium mail service with different features.

Message Boards allows users to post and exchange information on message boards covering 36 main topics, ranging from education and travel to fashion, sports and all news Web pages.

Web Messenger enables Sohu registered users to send instant messages to other Sohu users simply by one click.

Micro-blog is a social networking and micro-blogging service that allows the users to publish short messages on their own pages and read the short messages posted by other users. The messages can be made public and/or distributed to a group of private friends of the author. Users can send or receive messages through Sohu’s micro-blog website as well as mobile phones.

Social Networking Services (“SNS”) is a networking website that allows users to share ideas, music and photos and play games within individual-centered online communities. After our SNS website, namely, Bai Society, was launched in July 2009, we kept adding new interactive Web games and features to attract users and increase the community’s stickiness to enlarge our user base.

During 2010 we continued to upgrade our communication and community services so as to increase user experience and stickiness to our portal network. Communication and community services help users to build customized space and personalized page layouts and offer improved information sharing and real-time communication, so that users are able to expand and maintain their social network with Sohu.

Service Offerings to Advertisers

In brand advertising, we enjoy a strong competitive position as one of the leading Internet companies in China. We provide brand advertising services across our matrices of Web properties. Our offerings enable advertisers to post their advertisements in different forms, including textual, rich media and video advertisements, and in different locations across the Sohu matrix of Web properties. Our brand advertising products include but are not limited to banners, links, logos, buttons and stream advertisements placed on our websites and sponsorships that typically focus on a particular event or a particular website area. We charge most advertisers on a time basis with fixed fees. Beginning at the end of 2010, we adopted the Cost Per Impressions (“CPM”) pricing model to cater different advertisers, and particularly small-sized advertisers. Sponsorship contracts for a particular area of a website or for a particular event may require fixed payments over the contract period. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our website. Discounts from standard rates are typically provided for higher-volume, longer-term advertising contracts, and may be provided for promotional purposes.

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our websites. During the year ended December 31, 2010, approximately 1,800 companies advertised on our websites. Our customers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies. We continue focusing on multinational and Chinese domestic companies as our key advertisers. In 2010, sales to our five largest advertisers accounted for approximately 11% of total brand advertising revenues. We have entered into agreements with each of these advertisers. Most of these agreements have terms of less than 12 months.

As of December 31, 2010, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $1.9 million, which are required to be provided during the year ending December 31, 2011.

Online Game Business

Online Games

We currently operate seven MMORPGs in China, TLBB, BO, BH2, DHSH, ZHYX, IF and SJQY, all of which are operated under the item-based revenue model, where game players play our games for free but can purchase virtual items to enhance the game-playing experience. We generate revenue through the sale and consumption of such virtual items. We also have several MMORPGs in our pipeline including, among others, DMD, which we are developing in-house, and LAW, which we licensed from a third party. We plan to operate our new MMORPGs based on the item-based revenue model.

The following table summarizes the type, theme, and status of the primary games we are currently operating and plan to operate:

Games	Game Type	Theme	In-house Developed or Licensed	Status
Our existing games:

- TLBB	2.5D MMORPG	Martial arts and community building	In-house	Open beta testing in May 2007

- BO	2.5D MMORPG	Martial arts and fighting	Licensed	Open beta testing in July 2004

- BH2	2.5D MMORPG	Martial arts and fighting	Licensed	Open beta testing in September 2009

- DHSH	2D MMORPG	Cartoon style and community building	Licensed	Open beta testing in March 2010

- ZHYX	3D MMORPG	Martial arts and fighting	Licensed	Open beta testing in May 2010

- IF	2D MMORPG	Chinese myth	Licensed	Open beta testing in September 2010

- SJQY	2D MMORPG	Cartoon style and community building	Licensed	Open beta testing in December 2010

Our pipeline:

- DMD	MMORPG that offers a choice between 2.5D or 3D graphics	Martial arts and community building	In-house	Closed beta testing

-LAW	2.5D MMORPG	Martial arts and fantasy	Licensed	Closed beta testing

Online Games in Operation

TLBB

TLBB is our first in-house developed MMORPG, for which we commenced development in late 2004. It is a 2.5D martial arts and community building game, adapted from the popular Chinese novel, “Tian Long Ba Bu,” which means “Novel of Eight Demigods.” The missions and activities of the game generally follow the storyline of the novel, which we have adapted to add new features and characters.

TLBB features a combination of martial arts-style-fighting and community-building among its game players, which we believe holds strong appeal for game players. Fighting-based games tend to have high game player participation when they are launched due to the excitement level of the content, but the lifespans of such games tend to be shorter than games that are community-based, and participation tends to drop as the initial excitement fades. Conversely, community-based games tend to take longer to build participation in the beginning of their lifespans because it takes time for new game players to build relationships with each other in the virtual world, but they also tend to have longer lifespans as the relationships among game players strengthen over time. In TLBB, game players choose from ten categories of team-based identities with distinct skill sets and missions, and game players can engage in numerous virtual activities, such as making friends, nurturing pets, learning skills or completing other tasks. Game players can communicate with each other in real time through an in-game instant messaging system. These community-based features foster group interaction and relationship-building among game players, which we believe also helps to maintain our game players’ interest over time.

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

We typically release updates for TLBB once or twice a week and more significant enhancements in the form of expansion packs every few months. We have developed 16 expansion packs since the game began open beta testing in May 2007. Our expansion packs typically include features such as new territories, themes, tasks, characters, virtual items and other enhanced features. We have found that expansion packs effectively increase game players’ interest in the game and enhance the game-playing experience by keeping the game-playing experience fresh even for long-time game players. We believe that the expansion packs help us to maintain game player loyalty, and in turn extend the lifespans of our games.

Blade Online series

The Blade Online series consist of two 2.5D MMORPGs, BO, which we licensed from a third party, and BH2, which is a sequel of BO. Both games are martial arts-style fighting games set to the backdrop of a Chinese myth. In BO, game players can set their own rules for in-game fighting and take on various roles, including a human, an evil spirit or an immortal in the game. Each role has different skill sets that can be learned and improved by completing different tasks. BH2 incorporates popular features of BO as well as new features such as new maps, new characters, new fighting techniques and additional team-combat functions to give players a more intense and realistic fighting experience. The game also includes upgrades to some of the community features found in BO, such as an auto-navigation system, an improved mission tracking system and enhanced visual effects. Like TLBB, both BO and BH2 provide a range of virtual items for game players to purchase to enhance the game-playing experience.

We began operating BO in October 2004 under the time-based revenue model. On December 27, 2006, we launched an upgraded version of the game and changed its revenue model from time-based to item-based. In August 2007, we purchased BO’s source codes, enabling us to have complete control over the future enhancement of BO. We have developed six expansion packs for BO since we began operations of it. In September 2009, we began operating its sequel, BH2, under the item-based revenue model.

Da Hua Shui Hu

DHSH is a 2D cartoon-style, turn-based MMORPG, which we licensed from a third party. The game is based on a story from one of the four great classical novels of Chinese literature “Outlaws of the Marsh,” about the adventures of 108 heroes in the Northern Song dynasty. Through its cartoon graphics and humorous twists on characters and plots, the game provides an amusing and entertaining take on heroic tales from the classic Chinese novel. We began operating DHSH in March 2010, under the item-based revenue model.

Zhong Hua Ying Xiong

ZHYX is a 3D martial-art MMORPG, which we licensed from a third party. The game is based on a popular story from a widely read Hong Kong comic book about the challenge of life for a Chinese expatriate outside his homeland. Featuring advanced 3D graphics, cinematic cut-scenes, and dynamic real-time fighting movements, the game retells the heroic and epic struggles of Asian Americans in the 1930s. We began operating ZHYX in May 2010, under the item-based revenue model.

Immortal Faith

IF is a 2D MMORPG, which we licensed from a third party. The game is set against a backdrop of a number of ancient Chinese myths and folk tales, which are used to create various missions in the game to attract game players. Game players play characters that can travel between heaven and earth, while encountering legendary figures in mythical settings. We began operating IF in September 2010, under the item-based revenue model.

San Jie Qi Yuan

SJQY is a 2D cartoon-style turn-based MMORPG, which we licensed from a third party. Adapted from one of the four great classical novels, “Journey to the West,” the game recreates a mythical fantasy world in ancient China for game players to engage in martial arts combat and other activities such as gardening and home building. We began operating SJQY in December 2010, under the item-based revenue model.

Online Games in Pipeline

We have several MMORPGs in our pipeline with different graphic styles, themes and features. Games in our pipeline include, among others, DMD, which we are developing in-house, and LAW, which we licensed from a third party. We intend to operate both games under the item-based revenue model and expect to begin open beta testing of DMD and LAW in 2011.

DMD is adapted from the popular novel “Duke of Mount Deer” written by Louis Cha, the same author from whose novel we developed TLBB. DMD will be an MMORPG featuring cartoon-style graphics and other features, including fashionable outfits and variations to game player appearances that may appeal to more female game players. Game players will be able to choose whether they want to play the game in 2.5D or 3D graphics mode. Game players can engage in adventures and form partnerships with other game players and compete based on martial arts skills. The game is currently in closed beta testing.

LAW is a 2.5D MMORPG set in ancient China at the beginning of Chinese civilization, approximately 5,000 years ago. Game players can travel from the modern world to the ancient world in the game, and change the world with magic, martial arts, machinery, and technology. This game targets game players in their late teens to late 20s who enjoy reading fantasy literature. The game is currently in closed beta testing.

Game Development and Enhancement

As of December 31, 2010, we had 989 product development personnel, which include a core product development team that is responsible for developing new MMORPGs, and a dedicated product development team that is responsible for developing game enhancements and expansion packs for each of our games in operation. We believe that such enhancements improve our games’ appeal and extend our games’ lifespan. We intend to expand our product offerings by continuing to develop additional MMORPGs in-house and continuing to license MMORPGs from third parties.

New Game Development

We have in-house capabilities that allow us to develop quality MMORPGs efficiently and in response to constantly changing market demands and trends.

Our game development process generally includes the following key steps:

•	Concept generation

Our design department takes the lead in generating game development ideas based on the latest trends in game player preferences. We recruit game players into our design team to ascertain popular trends among our game players and on the Internet. We also encourage all of our employees to suggest creative ideas and concepts for game development.

•	Detailed proposal

Upon management’s approval of the new game concept, the design department prepares a detailed proposal that sets preliminary storylines, game characters, estimates of costs and target markets.

•	Development plan

After the completion of technical review of the proposal, a project team consisting of our software programmers, platform technicians, media specialists, design staff and graphics artists work together to set the technical criteria for development of the game, and then formulate a game development plan with development milestones.

•	Design, style and story concepts

Based on the game development plan, our graphics artists determine the style of the new game and design game characters; our game designers develop the game story and define game environments; and our program developers develop both the server-end software and the user-end software modules.

•	Internal reviews

Mid-term management reviews take place upon the completion of each milestone of the development plan. Concurrently, our testing department tests the accuracy and completeness of the development, and our marketing department initiates marketing campaigns according to the development milestones.

•	Technical closed beta testing, closed beta testing and open beta testing

We conduct technical closed beta testing to work out technical issues and eliminate technical problems in the game engine and system. Thereafter, we conduct closed beta testing to test and work out technical issues in game features and make adjustments to the in-game economic system. Lastly, we conduct open beta testing to test the operation of new games under open market conditions and introduce new games to players.

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

Sales and Distribution

We have developed a multi-channel, nationwide sales and distribution system to sell and distribute our prepaid game cards in China. We also directly sell game points to our game players through our online sales platform.

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

We generally enter into distribution agreements with our distributors of prepaid game cards for one-year terms. Our distribution agreements contain both pre-set sales targets and pre-set penetration targets, whereby distributors are required to sell our prepaid game cards in a minimum number of Internet cafés in its designated sales territory. We also require that each distributor work closely with our marketing team and support its activities. Our distribution agreements are not exclusive, and do not prohibit our distributors from working with our competitors.

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

Changyou also uses a variety of physical, offline promotional events, including Internet café events, free trial plays, posters, game players’ gatherings, “freshmen” (or new game player) incentives and the giving away of promotional souvenirs. We have found that these promotional events offer good exposure to targeted customers at a lower cost.

With respect to traditional media, Changyou focuses its marketing efforts on print advertisements in magazines that target our game player base and outdoor multimedia, including cinema advertisements, closed circuit television advertisements on buildings and in elevators. These media targets game players who are less likely to have freely-available access to a computer.

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

Customer Service

We provide high-quality customer service and are responsive to our game players’ needs. Our game players can seek our customer service support via phone or submit their feedback online 24 hours a day, seven days a week. In addition, we have a physical service center in Beijing, which is open to walk-in game players during normal business hours. We currently have around 250 dedicated customer service representatives, many of whom are MMORPG enthusiasts with a deep understanding of game players. We have dedicated supervisors to monitor our service quality.

Feedback collected by our customer service team is important to the integration of our product development and game operations teams. The information collected by our customer service team forms the basis of our feedback database, which helps us design changes, upgrades and expansion packs for our games.

Licensing

Games Licensed from Third Parties

We licensed rights to operate and further develop each of BO, DHSH, ZHYX, IF, SJQY and LAW from their respective developers, with exclusive rights to operate such games in China.

We licensed BO from a local independent game studio in 2003. Under our existing licensing arrangement, we have the exclusive right to operate and further develop BO in China. We paid a one-time license fee in 2004 and we paid royalties until June 30, 2008 based on the revenues from the game. We are not required to pay any royalties starting from July 1, 2008. In 2007, we obtained the rights to the source codes of BO, and we own all enhancements and developments we make to BO.

We licensed DHSH from a local independent game studio in September 2009. Under the licensing arrangement, we have an exclusive right to operate DHSH in China. We paid upfront licensing fees and we pay additional licensing fees based on the game achieving performance milestones and royalties based on the revenues from the game.

We licensed ZHYX from Chinese Gamer International Corporation, a leading game developer in Taiwan, in September 2009. Pursuant to the licensing arrangement, we have an exclusive right to operate ZHYX in China. We paid upfront licensing fees and we pay additional licensing fees based on the game achieving performance milestones and royalties based on the revenues from the game.

We licensed IF from a local independent game studio in July 2008. Under the licensing arrangement, we have an exclusive and perpetual right to operate IF in China, an exclusive right to license the game overseas and a right of first refusal for new games developed by the same developer for the term of the license. The licensor has agreed to transfer the source codes of the game to us by the end of open beta testing, which will allow us to develop enhancements in-house. We paid upfront licensing fees and we pay additional licensing fees based on the game achieving performance milestones and royalties based on the revenues from the game.

We licensed SJQY from a local independent game studio in July 2010. Under the licensing arrangement, we have an exclusive right to operate SJQY in China. We paid upfront licensing fees and we pay additional licensing fees based on the game achieving performance milestones and royalties based on the revenues from the game.

We licensed LAW from a local independent game studio in December 2007. Under the licensing arrangement, we have an exclusive and perpetual right to operate LAW in China. We also have a right of first refusal for new games developed by the same developer for the term of the license. Two years after we launch the game, the licensor will transfer to us the source codes of the game, which will enable us to develop enhancements to LAW in-house. We paid upfront licensing fees and we pay additional licensing fees based on the game achieving performance milestones and royalties based on the revenues from the game.

Game Development Rights from Third Parties

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

Overseas Licensing of Our Games

We licensed the rights to operate TLBB in overseas markets, including Taiwan, Hong Kong, Vietnam, Malaysia, Singapore and Thailand. Under our licensing arrangements with the overseas operators, the licensee operators pay us an upfront license fee and we have revenue sharing rights over the duration of the license. The licenses are typically for a term of two to three years. We provide updates and expansion packs to the licensed games, typically after we launch such updates and expansion packs in China. The licensees are responsible for all other operating services and costs, including costs related to customer service and leasing and maintenance of servers. We licensed TLBB to an operator in Vietnam, and launched the game there in August 2007, and we licensed TLBB to an operator in each of Taiwan and Hong Kong, and launched the game there in April 2008. We also licensed TLBB to an operator in Malaysia and Singapore, and launched the game there in April 2009. In May 2009, we licensed TLBB to an operator in Thailand and launched the game there in September 2010.

Sponsored Search Business

Sogou.com

Sogou.com, which means “Search Dog,” is Sohu’s proprietary search engine launched in August 2004. Sogou.com performs interactive searches of billions of Web pages using advanced algorithms. The user is taken through a fast and convenient interactive process to reach the most relevant selection of the integrated website and page search results upon search query. Sogou provides our users with high updating speeds, short response times and accurate search results, based on a large database capacity of more than 57 billion retrieved pages. We will continue to update the Sogou search engine with advanced techniques to enhance users’ experience and grow search traffic.

Sogou Pinyin

Sogou Pinyin is our self-developed Chinese Character Input Method software, whose vocabulary database is tied to the search queries database of the Sogou search engine and thus can capture the latest trend of words used by Internet users. Since its launch in 2006, Sogou Pinyin has been well received by users. It continues to gain popularity and expand market share through superior product quality and effective marketing campaigns. As of December 31, 2010, Sogou Pinyin had been installed in over 70% of the PCs in China. We also launched and continued to regularly update the mobile version of Sogou Pinyin to improve its performance.

Sogou Browser

Sogou Browser is our self-developed browser that is designed with technologies to make the Web faster, safer, and easier to navigate. Sogou browser has many distinguishing features, including embedded playing of Web video, quick proxy functions for education networks, smart address bar, privacy protection mode, and a column for the most-visited websites. In 2010 we launched a new version of Sogou browser which accelerates browsing speeds by 20% and adds certain security protection functions as well as a bandwidth protection function. These factors have contributed to increased penetration of the market by the Sogou browser, which has now been downloaded to 12% of the PCs in China. Average daily users have reached 15 million.

Wireless and Others Businesses

Our wireless and others businesses mainly consist of the wireless business, which offers value-added services for mobile phone users such as news, weather forecasts, chatting, entertainment information and mobile phone ringtone and logo downloads.

COMPETITION

The Internet and Internet-related markets in China are rapidly evolving. There are many companies in the domestic and international markets that distribute online content, online games, and value-added telecommunications services targeting Chinese users. We now are facing more intense competition from both domestic and international competitors for providing content and services over the Internet, including brand advertising, content, community tools, online games, sponsored search and wireless services.

We believe the rapid increase in China’s online population will draw more attention to the PRC Internet market from both domestic and multinational competitors. Our existing competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In addition, our competitors may leverage their existing Internet platforms to cross-sell newly launched products and services. It is also possible that, as a result of deficiencies in legal protections afforded intellectual property in the Internet industry in China, or inadequate enforcement of existing PRC laws protecting such intellectual property, we may not be able to prevent existing or new competitors from accessing and using our in-house developed Web content or technologies.

Brand Advertising Business

In the PRC Internet space, competition for brand advertising business is intense and is expected to increase significantly in the future. We compete with our peers and competitors in China primarily on the following basis:

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of websites and content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talent of staff; and

•	pricing.

Over time, our competitors may gradually build certain competitive advantages over us in terms of:

•	greater brand recognition among Internet users and clients;

•	better products and services;

•	larger user and customer bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

There are a number of existing or new PRC Internet companies, including those controlled or sponsored by private entities and by PRC government entities. As an Internet portal, we compete with various portals, including but not limited to Sina Corporation (or Sina), Tencent Holdings Ltd. (or Tencent) and NetEase.com, Inc. (or NetEase), and vertical sites, such as YouKu.com Inc. (or Youku), Tudou, Inc. (or Tudou), Ku6 Media CO., Ltd (or Ku6), Pacific Online Limited (or PConline), SouFun.com Limited (or SouFun), China Real Estate Information Corporation (or CRIC), and Bitauto Holdings Limited (or BitAuto).

In addition, we compete with operators of leading global websites and Internet service providers, including Yahoo! Inc. (or Yahoo!), Microsoft Corporation (or Microsoft) and AOL Inc. (or AOL), which are currently offering, and could expand, online products and services targeting China. These sites and companies compete with us for visitor traffic, advertising dollars, Internet services, wireless services and potential partners.

We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers, advertising revenues and content. Some of these traditional media, such as CCTV.com and XinHuaNet, have extended their businesses into the Internet market. As a result, we expect to face more intense competition with traditional media companies in both their traditional media and in the Internet-related markets.

Online Game Business

For our online game business, we compete principally with the following three groups of competitors in China:

•

online game developers and operators in China, including Tencent, Shanda Games Limited (or Shanda), NetEase., Perfect World Co., Ltd. (or Perfect World), Giant Interactive Group Inc. (or Giant), NetDragon Websoft Inc. (or NetDragon), Kingsoft Corporation Limited (or Kingsoft), The9 Limited (or The 9) and Shenzhen ZQGame Co., Limited;

•	other private companies in China devoted to game development or operation, many of which are backed by venture capital; and

•	international competitors.

Our MMORPGs currently compete with, among others, the following MMORPGs in China:

•	Fantasy Westward Journey, developed and operated by NetEase;

•	World of Warcraft, developed by Blizzard Entertainment and operated by NetEase in China;

•	Asktao, developed and operated by Beijing Guangyu Huaxia Technology Limited;

•	Dungeon and Fighter, developed and operated by Tencent;

•	Dragon Nest, developed by Eyedentity Games and operated by Shanda;

•	Eudemons Online, developed and operated by NetDragon; and

•	Zhu Xian and Battle of the Immortals, developed and operated by Perfect World.

Our existing and potential competitors compete with us for talent, game player spending, time spent on game playing, marketing activities, quality of games, and distribution network. Some of our existing and potential competitors have significantly greater financial and marketing resources than we do.

Sponsored Search Business

Our sponsored search business faces intense competition from other search engines, such as Baidu, Inc. (or Baidu), Google Inc. (or Google) and Yahoo!Inc. (or Yahoo!). In addition, there are more and more search engines emerging in the PRC online search market, as a result of expansion of business by portals and vertical sites, such as Youdao of Netease, Soso of Tencent, and Gogo of Xunlei. Moreover, we compete with other technology-driven companies on developing and promoting client-end software. For example, we developed and launched Sogou Pinyin Input method in 2006 and it has been well received by users. We launched our self-developed Sogou browser in 2008, and during 2010 Sogou browser increased its penetration of the market. However, many companies, such as Google, Tencent, Qihoo, Microsoft, Maxthon Browser, Phoenix Studio, and Mozilla have presented their own methods of pinyin input or browsers that compete with us.

Our existing and potential competitors compete with us for talent, market resources, user traffic, users for client-end software, quality of search results, revenue and marketing activities. Our main competitors have significantly greater financial and marketing resources than we do.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

The following description of PRC laws and regulations is based upon the opinions of Haiwen & Partners, or Haiwen, our PRC legal counsel. The laws and regulations affecting China’s Internet industry and other aspects of our business are at an early stage of development and are evolving. There are substantial uncertainties regarding the interpretation and enforcement of PRC laws and regulations. We cannot assure you that the PRC regulatory authorities would find that our corporate structure and business operations strictly comply with PRC laws and regulations. If we are found to be in violation of PRC laws and regulations by the PRC government, we may be required to pay fines, obtain additional or different licenses or permits, and/or change, suspend or discontinue our business operations until we are found to comply with applicable laws. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

Overview

The Chinese government has enacted an extensive regulatory scheme governing Internet-related areas, such as telecommunications, Internet information services, international connections to computer information networks, and online game services, information security and censorship.

Various aspects of the PRC Internet industry are regulated by various PRC governmental authorities, including but not limited to:

•	the Ministry of Industry and Information Technology (or MIIT, formerly the Ministry of Information Industry);

•	the Ministry of Culture (or MOC);

•	the Ministry of Public Security;

•	the State Administration of Industry and Commerce (or State AIC);

•	the General Administration for Press and Publication (or GAPP, formerly the State Press and Publications Administration, or SPPA);

•	the State Administration for Radio, Film and Television (or SARFT);

•	the State Council Information Office (or SCIO); and

•	the State Administration of Foreign Exchange, or SAFE.

Our Current PRC Corporate Structure

We have the following direct or indirect subsidiaries in China (collectively the “China-based subsidiaries”, or the “PRC subsidiaries”):

For Brand Advertising Business

•	Sohu Software, established in 2003 by Sohu Hong Kong;

•	Go2Map Software, acquired in 2005 as a result of the acquisition of Go2Map Inc;

•	Sohu Media, established in 2006 by Sohu Hong Kong;

•	New Software, established in 2008 by Sohu Era;

•	Sohu New Momentum, established in 2010 by Sohu Hong Kong;

•	Wuxi Sohu New Momentum, established in 2010 by Sohu Hong Kong; and

•	Focus Time, established in 2010, in which Sohu New Media holds 60% of the equity interest.

For Online Game Business

•	AmazGame, established in 2007 by Changyou HK;

•	Gamespace, established in 2009 by Changyou HK;

•	ICE WFOE acquired in 2010 as a result of the acquisition of ICE Entertainment (HK) Limited;

•	Yang Fan Jing He, established in 2010 by AmazGame;

•	Shanghai Jingmao, acquired in 2010 by Yang Fan Jing He; and

•	Shanghai Hejin, acquired in 2010 by Yang Fan Jing He.

The last six companies listed above are indirect subsidiaries of Changyou.com Limited. AmazGame and ICE WFOE were established to conduct Changyou’s online game business. Yang Fan Jing He, Shanghai Jingmao and Shanghai Hejin are subsidiaries that publish before-movie advertisements and monitor the publication of before-movie advertisements for Changyou.

For Sponsored Search Business

•	Sogou Technology, established in 2006 by Sogou BVI.

For Wireless and Others Businesses

•	Sohu Era, established in 2003 by Sohu Hong Kong; and

•	Beijing Fire Fox, established in 2005 and currently wholly-owned by Sohu Era.

The above China-based subsidiaries are structured to engage in the development of Internet technologies, online games and related software. Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Wuxi Sohu New Momentum, AmazGame, Gamespace, ICE WFOE, Sogou Technology and Sohu Era, are wholly foreign-owned enterprises (“WFOEs”), while New Software, Beijing Fire Fox, Focus Time, Yang Fan Jing He, Shanghai Jingmao and Shanghai Hejin are companies invested by a WFOE.

We have also established in China the variable interest entities (“VIEs”), described below to perform certain value-added telecommunications services for us pursuant to contractual arrangements with our Chinese subsidiaries. A substantial portion of our operations in China are performed by our VIEs. We have established the VIEs because of PRC legal restrictions on direct foreign investment in and operation of value-added telecommunications businesses in the PRC, which are discussed further below under “Specific Regulations-Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies.”

For Brand Advertising Business

•

Sohu Entertainment, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd. (or Hengda), a PRC company established in 2002, which is owned by two of our employees. Hengda engages in the entertainment and advertising business in China. The company’s name of Hengda was changed to Sohu Entertainment as of June 9, 2006;

•

Tu Xing Tian Xia, a PRC company we acquired in 2005. High Century and Sohu Internet own 56.1% and 43.9% interests, respectively in Tu Xing Tian Xia. Tu Xing Tian Xia provides mapping services in China;

•	Donglin, a PRC company that we established in 2010. High Century and Sohu Internet each holds 50% of the equity interest in Donglin, which engages in the advertising business;

•	Pilot New Era, a PRC company that we established in 2010. High Century and Sohu Internet each holds 50% of the equity interest in Pilot New Era, which engages in the advertising business; and

•	Focus Yiju, a PRC company that we established in 2010. High Century holds 70% of the equity interest in Focus Yiju. Focus Yiju engages in the advertising business.

For Online Game Business

•	Gamease, a PRC company that we established in August 2007. Gamease is owned by two of our employees and provides online game services in China;

•	Shanghai ICE, a PRC company that we acquired in May 2010. Shanghai ICE is owned by two of our employees and provides online game services in China; and

•	Guanyou Gamespace, a PRC company that we established in August 2010. Guanyou Gamespace is owned by two of our employees and provides online game services in China.

The above three companies are indirectly controlled by Changyou, which is Sohu.com Inc.’s independently-listed majority-owned subsidiary:

For Sponsored Search Business

•

Sogou Information, a PRC company that we established in December 2005. Sogou Information is owned by two of our employees and provides Internet information services in China. Sogou Information is indirectly controlled by Sogou Inc., our majority-owned sponsored search subsidiary.

For Wireless and Others Businesses

•

Sohu Internet, a PRC company established in 2003, that is 75% owned by High Century and 25% owned by Sohu Entertainment. Sohu Internet provides Internet information, wireless and advertising services in China;

•	GoodFeel, a PRC company we acquired in 2004. GoodFeel is owned by two of our employees and has entered into a series of agreements to provide value-added telecommunication services in China;

•

High Century, a PRC company established in 2001 that is 80% owned by Dr. Zhang, our founder, Chairman and Chief Executive Officer, and 20% owned by one of our employees. High Century operates as an investment holding company in China;

•	21 East Beijing, a PRC company engaging in entertainment business in China. We acquired a 70% interest in 21 East Beijing through High Century in October 2006; and

•	New 21 East, a PRC company that we established in December 2007 that engages in entertainment business in China. New 21 East is 70% owned by High Century.

Sohu has extended interest-free loans to the individual shareholders of the VIEs to fund their capital investment in the VIEs. The loans are secured by pledges of the shareholders’ shares in the VIEs, and can only be repaid by the shareholders by surrender of those shares to us. We have also entered into a series of agreements with the individual shareholders to transfer their shares in the VIEs to us when required to do so.

In August 2010, we completed the liquidation of one of our former VIEs, Beijing Feng Yang Tian Lang Advertising Co., Ltd. (“Feng Yang Tian Lang”), a PRC company that was 50% owned by Sohu Internet and 50% owned by High Century. Before its liquidation, Feng Yang Tian Lang engaged in the advertising business.

Specific Regulations

Requirements for Establishment of WFOEs

Under current PRC laws, the establishment of a WFOE must be approved by the Ministry of Commerce or its local branches. Each of our WFOEs was established with such approval.

Requirement to Obtain Business Licenses

All China-based companies may commence operations only upon the issuance of a business license by the relevant local branch of the State AIC. All of our China-based subsidiaries and VIEs have been issued business licenses by the relevant local branched of the State AIC. In addition, our subsidiaries Sohu Era, Sohu Media, AmazGame and Sogou Technology and our VIEs Sogou Information and Sohu Internet have obtained a New and High Technology Enterprise Qualification Certificate jointly issued by the Beijing Science and Technology Commission, the Beijing Finance Bureau, the Beijing State Tax Bureau and the Beijing Local Tax Bureau.

In the opinion of Haiwen, our China-based subsidiaries and VIEs have satisfied the requirements for business licenses and/or New and High Technology Enterprise Qualification Certificates.

Regulation of Value-added Telecommunications Services

The Telecommunications Regulations of the People’s Republic of China (or the Telecom Regulations), implemented on September 25, 2000, are the primary PRC law governing telecommunication services, and set out the general framework for the provision of telecommunication services by domestic PRC companies. The Telecom Regulations require that telecommunications service providers procure operating licenses prior to commencing operations. The Telecom Regulations draw a distinction between “basic telecommunications services,” which we generally do not provide, and “value-added telecommunications services.” The Telecom Regulations define value-added telecommunications services as telecommunications and information services provided through public networks. The “Catalogue of Telecommunications Business,” which was issued as an attachment to the Telecom Regulations and updated in February 2003, identifies online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search as value-added telecommunications services. We engage in various types of business activities that are value-added telecommunications services as defined and described by the Telecom Regulations and the Catalogue of Telecommunications Business.

On March 1, 2009, the MIIT issued Measures on the Administration of Telecommunications Business Operating Permits (or the Telecom License Measures) to supplement the Telecom Regulations and replace the previous Administrative Measures for Telecommunications Business Operating Licenses (or 2001 Telecom Operating Measures). The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China (including FITEs), one for basic telecommunications services and one for value-added telecommunications services. A distinction is also made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to each license granted will detail the permitted activities of the enterprise to which it was granted. An approved telecommunication services operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded in its Telecommunications Services Operating License.

On October 20, 2010 and November 19, 2010, respectively, the MIIT issued to Sohu Internet and GoodFeel renewed Value-Added Telecommunications Services Operating Licenses, each of which authorizes the provision of value-added telecommunication services nationwide. Both of these licenses have a valid term of five years and are subject to annual inspections.

Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies

Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (or the FITE Regulations), which were issued by the PRC State Council on December 11, 2001 and amended on September 10, 2008. The FITE Regulations stipulate that telecommunications enterprises in the PRC with foreign investors (or FITEs), must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

The MIIT issued on July 13, 2006 a Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services. The notice states as its purpose the strengthening of the administration of foreign investment in PRC telecommunication businesses, particularly those involving value-added telecommunications services. The notice requires value-added telecommunications companies to have necessary business premises and facilities (including servers), within the region covered by their Internet Content Provider, or ICP, licenses, to support the ICP services that they provide in the applicable region. The notice also provides that the entity holding the ICP license must be the entity that possesses the key intellectual property rights, e.g., domain names and trademarks. In compliance with this requirement, some domain names and trademarks formerly held by Sohu Era are held by our VIE Sohu Internet, which in turn licenses them to Sohu Era and Sohu Media.

In view of these restrictions on foreign direct investment in the value-added telecommunications sector, we established several domestic VIEs to engage in value-added telecommunications services. For a detailed discussion of our VIEs, please refer to “Our Current PRC Corporate Structure” above.

In the opinion of Haiwen, subject to the uncertainties and risks disclosed elsewhere in this report under the heading “Risk Factors”, the ownership structures of our PRC subsidiaries and VIEs comply with all existing laws, rules and regulations of the PRC and each of such companies has the full legal right, power and authority, and has been duly approved, to carry on and engage in the business described in its business license.

Regulation of the Provision of Internet Content

Internet Information Services

On September 25, 2000, the PRC State Council issued the Measures for the Administration of Internet Information Services (or the “ICP Measures”). Under the ICP Measures, any entity that provides information to online users on the Internet is obliged to obtain an operating license from the MIIT or its local branch at the provincial or municipal level in accordance with the Telecom Regulations described above.

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in conspicuous locations on their home pages. ICPs are required to police their websites and remove certain prohibited content. Many of these requirements mirror Internet content restrictions that have been announced previously by PRC ministries, such as the MIIT, the MOC, and the GAPP, that derive their authority from the State Council.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MIIT prior to establishing an equity or cooperative joint venture with a foreign partner.

On January 26, 2011, the Beijing Telecom Administration (or BTA) issued to Sohu Internet a renewed Telecommunications and Information Services Operating License (or ICP license). On January 28, 2011, the BTA issued to Sogou Information a renewed ICP license. On May 9, 2008, the BTA issued to Gamease an ICP license. On August 30, 2008, the Shanghai Telecom Administration issued to Shanghai ICE an ICP license. All of these ICP licenses have a term of five years and are subject to annual inspections.

Online News Dissemination

On September 25, 2005, the Administrative Regulations for Internet News Information Services (or News Regulations) were jointly promulgated by the SCIO and MIIT to replace the previous Provisional Rules for the Administration of the Operation of News Publication Services by Web Sites (or Old News Rules) issued on November 7, 2000. The News Regulations stipulate that general websites established by non-news organizations, such as Sohu, may publish news released by certain official news agencies if such websites satisfy the requirements set forth in Article 8 of the News Regulations but may not publish news items produced by themselves or other news sources. The News Regulations also require the general websites of non-news organizations to apply to the SCIO at the national level for approval after securing the consent of the SCIO at the provincial level before they commence providing news dissemination services.

Requirements specified in the News Regulations include the following:

•	non-news organizations’ websites must comply with the constitution, laws and regulations of the PRC, uphold and not mislead the society’s public opinion, and safeguard national and public interests;

•	non-news organizations must have sound administrative rules and regulations concerning Internet news services;

•	non-news organizations must have the necessary premises, equipment and legally-raised funds;

•	non-news organizations must have ten or more professional news editors, at least five of whom have worked at a news agency for a minimum of three years;

•

non-news organizations must be legal persons who have been legally established for at least two years, engaged in the operation of Internet news services and have not had administrative penalties imposed due to violation of laws and regulations on the administration of Internet news services within the last two years;

•	if the applicant for SCIO approval is an entity, its registered capital must not be less than RMB10,000,000; and

•

non-news organizations must only republish or disseminate to the public news regarding current events and political affairs that has been published by State news agencies or news agencies directly subordinate to the respective governments of the provinces, autonomous regions or directly-administered municipalities, without distorting the news as reported by those agencies, and indicate the source of such news information; and shall not publish news gathered and edited by themselves.

In addition, general websites intending to publish news released by approved agencies must enter into agreements with those agencies and submit copies of those agreements to the relevant administration department.

On May 11, 2004, Sohu Internet obtained a permit to engage in online news dissemination services, which was issued by the Information Office of the Beijing Municipal Government (the local arm of the SCIO) under the Old News Rules. On June 6, 2006, the permit was updated by the SCIO in accordance with the News Regulations.

Internet Medical, Health and Pharmaceuticals Information Dissemination

On May 1, 2009, the Ministry of Health (or MOH) issued the Measures for the Administration of Internet Medical and Healthcare Information Services, which replaced the previous Measures for the Administration of Internet Medical and Health Information Services issued by the MOH on January 8, 2001. These measures stipulate that the MOH is responsible for reviewing the qualifications of websites and approving their publication of health-related information. In addition, under the Measures for the Administration of Internet Pharmaceuticals Information Services issued by the State Food and Drug Administration (or SFDA) on July 8, 2004, the formal approval of the SFDA or one of its local branches is required before a website may disseminate information concerning pharmaceuticals.

Under the aforementioned regulations, medical, health and pharmaceutical information provided by websites must be scientific and accurate and must indicate the sources of such information. Websites that have received approval to disseminate such information must also publish or reprint health policies, information on epidemics and major health-related incidents, and other health-related information in accordance with law. Furthermore, medical and pharmaceutical advertisements published by such websites must not exaggerate the efficacy or promote the medical uses of such products.

On December 11, 2009, Sohu Internet received renewed SFDA approval. Sohu Internet obtained the aforementioned approvals from the MOH and completed the registration process with the MOH on November 17, 2005.

Online Audiovisual Transmission

On July 6, 2004, the SARFT issued Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks, which came into effect on October 11, 2004. These measures provide that websites authorized to disseminate news may apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs, allowing the online dissemination of streaming video. On May 31, 2008, Sohu Internet received a Permit for the Network Transmission of Audiovisual Programs issued by the SARFT.

On December 20, 2007, the SARFT and the MIIT jointly issued Rules for the Administration of Internet Audiovisual Program Services (or Document 56), which came into effect as of January 31, 2008. The rules require all online audio and video service providers to be either state-owned or state-controlled. They also encourage state-owned entities to actively invest in online audiovisual services. However, at a press conference held on February 3, 2008 the SARFT and the MIIT clarified that online audio-visual service providers that were already lawfully operating prior to the issuance of Document 56 may re-register and continue to operate without becoming state-owned or controlled, provided that such providers do not engage in any unlawful activities. This exemption will not be granted to service providers set up after Document 56 was issued. As we were already engaged in online audiovisual transmission prior to the issuance of Document 56, we are presumably exempted from the requirement of being state-owned or state-controlled.

On March 30, 2009, the SARFT released a Notice on Strengthening the Administration of Online Audiovisual Content. This notice requires that only those films or TV programs that have already obtained from the SARFT a Film Public Screening Permit, TV Drama Distribution Permit, TV Animation Distribution Permit, or TV Documentary Film Screening Permit are allowed to be transmitted via audiovisual websites. These permits are mandatory for all films and programs shown on TV and in cinemas in China and must be obtained before such film or TV or program is allowed to be released. The approval applications for the Film Public Screening Permit, Television Drama Distribution Permit, Television Animation Distribution Permit or Television Documentary Film Screening Permit are extremely difficult and time-consuming, and the SARFT currently does not enforce very strictly the requirements regarding these permits. As a result, we believe that most foreign audiovisual programs transmitted via the Internet in China do not have such permits. The SARFT’s current approach does not necessarily mean, however, that it will forego enforcing these permit requirements in the future. In addition, the SARFT notice requires audiovisual websites to enhance their copyright protection systems, and to take appropriate measures to protect the legitimate rights and interests of copyright holders. Operators of such sites must hold, or have a license in, the copyright to all content that they transmit.

Internet Publishing

The Rules for the Administration of the Publications Market, issued by the GAPP on July 16, 2003, define the online distribution of publications as the offering of online subscriptions for, and the purchase, storage, shipment, and sale of, publications over the Internet. In addition, the Provisional Rules for the Administration for Internet Publishing (or Internet Publishing Rules), jointly issued by the GAPP and MIIT on June 27, 2002, define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works primarily include content or articles (a) formerly published publicly in other media such as books, newspapers, periodicals, audio-visual products and electronic publications and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited. Under the Internet Publishing Rules, Web portals such as ours are required to apply to and register with the GAPP before distributing Internet publications.

In this regard, on April 1, 2009 Sohu Internet obtained a renewed approval from the Beijing News and Publications Bureau (the local arm of the GAPP) to distribute Internet publications. On December 10, 2010, Sohu Internet obtained renewed Internet publishing licenses issued by the GAAP.

Online Cultural Products

On May 10, 2003, the MOC issued Provisional Regulations for the Administration of Online Culture (or the Online Culture Regulations), which took effect on July 1, 2003 and were amended on July 1, 2004. The Online Culture Regulations apply to entities engaging in activities related to “online cultural products,” including music and video files, network games, animation features and audiovisual products, performed plays and artwork converted for dissemination via the Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

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

On September 3, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (or the MOC Notice). The MOC Notice provides that direct links to online music will be defined as engaging in the online music business and therefore an Online Culture Operating Permit is required for providing such search services. In addition, the MOC Notice requires any domestic music products to be filed with the MOC within 30 days after being made available online. Imported music products must be approved by the MOC before being made available online.

In December 2009, September 2010, November 2010, and December 2010, respectively, the MOC issued an Online Culture Operating Permit to Gamease, Sohu Internet, Sogou Information and Shanghai ICE, authorizing us to provide relevant online services. These permits are subject to annual inspection.

International Connections for Computer Information Networks

The State Council and the MIIT have promulgated regulations governing international connections for PRC computer networks, including:

•	Measures for the Administration of International Connections to China’s Public Computer Interconnected Networks (1996);

•	Provisional Regulations of the People’s Republic of China for the Administration of International Connections to Computer Information Networks (1997) and related Implementing Measures (1998);

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

Under the above regulations, any entity wishing to access international connections for their computer information networks in the PRC must comply with the following requirements:

•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections through an international communications gateway established with the approval of the MIIT.

We have adopted the relevant measures to ensure that we are in compliance with all of these requirements.

Information Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and related Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and related Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•

Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000) which has been amended in 2009; and

•	Measures for the Administration of Commercial website Filings for the Record (2002) and related Implementing Rules (2002).

These pieces of legislation specifically prohibit the use of Internet infrastructure where it results in a breach of public security, the provision of socially destabilizing content or the divulgence of State secrets, as follows:

•

“A breach of public security” includes a breach of national security or disclosure of state secrets; infringement on state, social or collective interests or the legal rights and interests of citizens or illegal or criminal activities.

•

“Socially destabilizing content” includes any action that incites defiance or violation of Chinese laws; incites subversion of state power and the overturning of the socialist system; fabricates or distorts the truth, spreads rumors or disrupts social order; advocates cult activities; spreads feudal superstition; involves obscenities, pornography, gambling, violence, murder, or horrific acts; or instigates criminal acts.

•

“State secrets” are defined as “matters that affect the security and interest of the state.” The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and “other State secrets that the State Secrecy Bureau has determined should be safeguarded.”

Under the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them provide regular updates to the local public security bureau regarding information security and censorship systems for their websites. In this regard, on October 1, 2004, the Administrative Rules on the Filing of Commercial websites were promulgated by the Beijing AIC to replace the Detailed Implementing Rules for the Measures for the Administration of Commercial website Filings for the Record promulgated by the Beijing AIC on September 1, 2000. The Administrative Rules on the Filing of Commercial websites state that websites must comply with the following requirements:

•	they must file with the Beijing AIC and obtain electronic registration marks;

•	they must place the registration marks on their websites’ homepages; and

•	they must register their website names with the Beijing AIC.

Sohu Internet successfully registered Sohu.com website with the Beijing AIC on September 11, 2003 and the electronic registration mark is prominently placed on Sohu.com website homepage.

In addition, the State Security Bureau has issued regulations authorizing the blocking of access to any site it deems to be leaking State secrets or failing to comply with legislation regarding the protection of State secrets in the distribution of information online. Specifically, Internet companies in China with message boards, chat rooms or similar services, such as Sohu, must apply for the approval of the State Secrets Bureau prior to operating such services.

Accordingly, we have established an internal security committee and adopted security maintenance measures, employed a full-time supervisor and exchanged information on a regular basis with the local public security bureau with regard to sensitive or censored information and websites.

Regulation of Internet Content and Anti-Pornography

The PRC government has promulgated measures relating to Internet content through a number of government authorities, including the MIIT, the MOC, the GAPP and the Ministry of Public Security. These measures specifically prohibit certain Internet activities, including the operation of online games, that result in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites.

In addition, the PRC government has issued several regulations concerning the installation of filter software to filter out unhealthy and vulgar content from the Internet. In April 1, 2009, the Ministry of Education, the MIIT and other ministries and agencies issued a notice requiring that, by the end of May 2009, all computer terminals connected with the Internet at all elementary and secondary schools be able to include and operate Green Dam-Youth Escort, which is software aimed at filtering out unhealthy and vulgar content in text and graphics from the Internet and which, according to the official website of the software, may be used to control time spent on the Internet, prohibit access to computer games, and filter out unhealthy websites. The MIIT further expanded the scope of required use of this filter software by issuing a notice on May 19, 2009 requiring that, effective as of July 1, 2009, all computers manufactured and sold in China have the latest available version of Green Dam-Youth Escort preinstalled when they leave the factory and that all imported computers have the latest available version of Green Dam-Youth Escort preinstalled before being sold in China. Green-Dam Youth Escort is to be preinstalled on the hard drive of the computer or in the form of a CD accompanying the computer and is also to be included in the backup partition and system restore CD. However, on June 30, 2009, the MIIT postponed the implementation of this requirement regarding pre-installation of Green Dam-Youth Escort.

The Chinese government also has stringent regulations on online pornographic information and launched several crackdowns on Internet pornography in 2009. On December 4, 2009, the MIIT and other 3 government authorities jointly issued Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (or the Anti-Pornography Notice) to further crackdown on online pornography. Pursuant to the Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. During the Anti-Pornography campaign, many websites (including mobile websites) that contained pornography were closed down. In addition, mobile network operators such as China Mobile Communication Corporation (or China Mobile) announced a temporary suspension of billing for WAP services, as a means of fighting against websites providing pornographic content.

Encryption Software

In October 1999, the State Encryption Administration Commission promulgated Regulations for the Administration of Commercial Encryption, followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission. Both of these regulations address the use in China of software with encryption functions.

These regulations require that encryption products purchased for use be reported. Violation of the encryption regulations may result in the issuance of a warning, levying of a penalty, confiscation of the encryption products and even criminal liabilities. On March 18, 2000, the Office of the State Commission for the Administration of Cryptography issued a public announcement regarding the implementation of the regulations. The announcement states that only specialized hardware and software, the core functions of which are encryption and decoding, fall within the administrative scope of the regulations as “encryption products and equipment containing encryption technology.” Other products, such as wireless telephone, Windows software and browsers do not fall within this scope.

The State Commission for the Administration of Cryptography changed its name to the State Cryptography Administration Bureau (SCAB) in March 2005. The SCAB maintains authority over the importation, research, production, sale and use of cryptographic products in China (“products” are defined to include any cryptographic technologies and products to be applied in the encryption or secure authentication of information, other than state secrets). Legislation was issued to restrict the importation, research, production and sale of encryption products and requiring that the encryption functions of such products be placed in escrow with the SCAB for reasons of national security.

We are in full compliance with current PRC legislation governing encryption software.

Regulation of Brand Advertisings Services

Under the Administrative Regulations for Advertising Licenses and Implementation Rules for the Administrative Regulations for Advertising, both of which were issued by the State AIC on November 30, 2004 and effective as of January 1, 2005, enterprises (except for broadcast stations, television stations, newspapers and magazines, non-corporate entities and other specified entities) are generally exempted from the previous requirement to obtain an advertising license. Exempted enterprises are only required to apply for the inclusion of advertising services in their business license.

In 2006, we established Sohu Media, whose business licenses include within their scope the provision of advertising services.

Regulation of Online Game Services

Online Game Content

On May 14, 2004, the MOC issued a Notice Regarding the Strengthening of Online Game Censorship, or the Online Game Notice. This notice mandates the establishment of a new committee under the MOC that will screen the content of imported online games. In addition, all imported and domestic online games are required to be filed with the MOC. We have submitted the relevant filing documents to the MOC for the filing of all the games in operation.

On July 12, 2005, the MOC and the MIIT promulgated the Opinions on the Development and Administration of Online Game emphasizing the PRC government’s intent to foster and control the development of the online game industry in China and providing that the MOC will censor online games that “threaten state security,” “disturb the social order,” or contain “obscenity” or “violence.”

On November 13, 2009, the MOC issued a Notice Regarding Improving and Strengthening the Administration of Online Game Content (or the Online Game Content Notice). The Online Game Content Notice calls for online game operators to improve and adapt their game models. Emphasis is placed specifically on (i) mitigating the predominance of the “upgrade by monster fighting” model, (ii) imposing more severe restraints on the “player kill” model (i.e., where one player’s character attempts to kill another player’s character), (iii) restricting in-game marriages among game players, and (iv) improving the enforcement of legal requirements for the registration of minors and game time-limits.

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

According to the Online Game Content Notice, the MOC intends to formulate technical standards and norms for game development in order to provide technological support for original domestic games. The development and operation of “thoughtful and educational” online games is also to be encouraged.

In the Online Game Content Notice, the MOC stated that it is planning to expedite the establishment of an online game industry association, to play a role in the self-regulation system.

Online Games Publishing and Cultural Products

On December 30, 1997, the GAPP issued the Rules for the Administration of Electronic Publications, or Electronic Publication Rules, which took effect on January 1, 1998. These rules were replaced by new Electronic Publication Rules issued on February 21, 2008, which took effect on April 15, 2008. The new Electronic Publication Rules regulate the production, publishing and importation of electronic publication in the PRC and outline a licensing system for business operations involving electronic publishing. Under the new Electronic Publication Rules and other regulations issued by GAPP, online games are classified as a kind of electronic production and publishing of online games is required to be done by licensed electronic publishing entities with standard publication codes. Under the new Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of, and register the copyright license contract with, the GAPP.

The Internet Publishing Rules impose a license requirement for any company that intends to engage in Internet publishing, which is defined as any act by an Internet information service provider to select, edit and process content or programs and to make such content or programs publicly available on the Internet. Since the provision of online games is deemed an Internet publication activity, an online game operator needs to obtain an Internet publishing license in order to directly make its online games publicly available in the PRC. In practice, if an online game operator does not hold an Internet publishing license, it may publish its online games and obtain publishing numbers for those games through third-party licensed electronic publishing entities and file the online games with GAPP as electronic publications. After an online game operator obtains an Internet publishing license, it can directly obtain publishing numbers for its online games and publish those games.

Gamease, which is the operator of TLBB, BO, BH2, ZHYX, DHSH and IF, obtained an Internet publishing license on May 5, 2010. Shanghai ICE, which is the operator of SJQY, and Guanyou Gamespace, which currently has no game in operation, are both in the process of applying for Internet publishing licenses. TLBB, BO, BH2, ZHYX, DHSH, IF and SJQY were granted publishing numbers and published through third parties that held electronic publishing licenses, because neither Gamease nor Shanghai ICE had obtained an Internet publishing license at the time that those online games were made publicly available. Our agreements regarding the publication of TLBB, BO and DHSH with certain third-party licensed electronic publishing entities expired on December 5, 2010, December 20, 2010 and November 30, 2010, respectively. Our agreements regarding the publication of BH2, ZHYX, IF and SJQY with certain third-party licensed electronic publishing entities will expire on February 22, 2012, December 16, 2012, December 5, 2011 and July 22, 2015, respectively. Gamease is in the process of making a filing with GAPP in order to change the publisher for TLBB, BO and DHSH. After the publication agreements for BH2, ZHYX and IF expire, Gamease also intends to change the publisher of those games to Gamease and make all necessary filings with GAPP regarding any such change. After the publication agreements for SJQY expire, if Shanghai ICE has obtained an Internet publishing license, it will change the publisher for SJQY to Shanghai ICE, and make all necessary filings with GAPP regarding such change, or, if Shanghai ICE has not obtained an Internet publishing license, it will work with the third-party licensed electronic publishing entity to extend the publication agreements for SJQY. Any of our VIEs that holds an Internet publishing license will directly publish in its own name any online games which it develops and operates in the future.

The Online Culture Regulations apply to entities engaging in activities related to “online cultural products,” including music and video files, network games, animation features and audiovisual products, performed plays and artwork converted for dissemination via the Internet. Under these regulations, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

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

In December 2009 and December, 2010, the MOC issued an Online Culture Operating Permit to each of Gamease and Shanghai ICE, authorizing them to operate online games. In addition, under the Online Culture Regulations, domestically developed online games are required to be filed with the MOC within 60 days after release in the PRC. Accordingly, we have filed with MOC an application to register our in-house developed online game TLBB.

On July 1, 2009, the GAPP issued a Notice on Strengthening the Approval and Administration of Imported Online Games, which took effect on the date of issuance. In this notice, the GAPP stated that it is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners, and that any enterprise which engages in online game publication and operation services within China must have the game examined and approved by the GAPP and receive from the GAPP an Internet publication service license. In addition, this notice states that activities which involve the showing, exhibiting, trading and promoting in China of online games produced offshore must be examined and approved by the GAPP. In the event of any failure to meet the above-mentioned requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. Our online game business may be adversely affected by this notice as the launch of expansion packs and imported games might be delayed because of the extra approval required. Such delay in releasing expansion packs or imported games may result in higher costs for our online game operation and have an adverse effect on our game revenue.

On September 7, 2009, the State Commission Office for Public Sector Reform, which is a division of the State Council, issued Notice on Interpretation of the State Commission Office for Public Sector Reform on Several Provisions relating to Animation, Online Game and Comprehensive Law Enforcement in Culture Market in the ‘Three Provisions’ jointly promulgated by MOC, SARFT and the GAPP, which took effect upon the date of issuance. This notice provides that GAPP will have responsibility for the examination and approval of online games to be uploaded on the Internet and that, after such upload, online games will be administrated by the MOC. The notice further states that the GAPP will be responsible for the examination and approval of online games which are authorized by offshore copyright owners to be uploaded on the Internet, and that other imported online games will be subject to examination and approval by the MOC.

On September 28, 2009, the GAPP, the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications jointly published Further Strengthening of the Administration of Pre-examination and Approval of Online Games and the Examination and Approval of Imported Online Games, (or the GAPP Notice), which took effect on the date of issuance. The GAPP Notice states that the GAPP is the only authority responsible for pre-examination and pre-approval of online games, and that all the online game operators must obtain an Internet Publishing License to provide online game services. The GAPP Notice also states that foreign investors are not permitted to invest in online game operating business in China via wholly-owned, China-foreign equity joint ventures or cooperative joint ventures or to exercise control over or participate in the operation of domestic online game businesses through indirect means, such as other joint venture companies or contractual or technical arrangements. The GAPP Notice provides that new versions, expansion packs and new content for online games which have been previously approved by GAPP must follow the same procedures for examination and approval by GAPP as apply to new online games.

On June 3, 2010, the MOC issued Interim Measures for the Administration of Online Games, or the Online Game Measures, which took effect on August 1, 2010, aiming to further strengthen supervision of the online game industry. The Online Game Measures regulate a broad range of online game operation activities, including development and production of online games, operation of online games, issuance of virtual currencies used for online games, and virtual currency trading services. The Online Game Measures provide that any entity that is engaged in online game operation activities must obtain an Online Culture Operating Permit. The Online Game Measures require the content of an imported online game to be examined and approved by the MOC prior to the game’s launch and the content of a domestic online game to be filed with the MOC. The Online Game Measures also request online game operators to protect the interests of online game users and stipulate that the service agreement between an online game operator and the users of its online games must include certain mandatory terms required by the MOC.

On July 30, 2010, the MOC issued a Notice of the Ministry of Culture on the Implementation of the Interim Measures for the Administration of Online Games, which took effect on the date of issuance. This notice provides details as to the requirements and procedures relating to applications for Online Culture Operating Permits and the MOC’s content review of online games. In addition, the notice emphasizes the protection of minors playing online games and requests online game operators to promote real-name registration of their game users.

Software Products Registration

On October 27, 2000, the MIIT issued Measures Concerning Software Products Administration, or the Software Measures, to regulate software products and promote the development of the software industry in the PRC. The MIIT amended and replaced the Software Measures with new measures, or the New Software Measures, which were issued on March 1, 2009 and became effective on April 10, 2009. Under the New Software Measures, software developers or producers are allowed to sell or license their software products independently or through agents, and software products developed in the PRC can be registered with the local provincial government authorities in charge of the information industry and filed with the MIIT. Upon registration, the software products are granted registration certificates which are valid for five years and may be renewed upon expiration. Under policies promulgated by the State Council, software products developed in the PRC which satisfy the requirements of the New Software Measures and have been registered and filed in accordance with the New Software Measures may enjoy certain types of preferential treatment. State Council policies provide that the MIIT and other relevant departments may supervise and inspect the development, production, sale and import and export of software products in the PRC. Changyou has registered all software products which it currently operates.

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

The Online Culture Regulations also require that imported online games be subject to content review and approval by the MOC. The Online Game Notice mandates the establishment of a new committee named “Committee for the Censorship of the Content of Imported Game Products” under the MOC, which will be responsible for the censorship of politically sensitive content in imported online games. The committee will also be responsible for censorship of games that “threaten national security,” “disturb social order,” “distort historical facts” or “infringe on third party intellectual property rights.”

On April 24, 2009, the MOC issued a Public Announcement on Regulating Applications for the Examination of the Content of Imported Online Games (or the Announcement). The Announcement emphasizes that enterprises operating imported online games must apply for the content of those games to be examined by the MOC in accordance with the Online Game Notice. The version of an imported online game which is filed for examination must be the same as that which is ultimately operated or publicly tested.

In addition to the industry regulation on import of online games, China imposes controls on the import and export of online games as technology. On December 10, 2001, the State Council promulgated Regulations on Administration of Import and Export of Technologies. The term “technology import and export” is broadly defined in the regulations to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by, or registration with, the relevant PRC governmental authorities. On February 1, 2009, the Ministry of Commerce issued Measures for the Administration of Registration of Technology Import and Export Contracts detailing the procedures related to technology import and export registration. We have entered into license agreements with third parties outside of China to license our games, which constitute the export of technology under the regulations. As a result, such licenses are required to be registered with applicable PRC governmental authorities. Failure to make a registration may cause problems for us with respect to foreign exchange, banking and taxation matters relating to such license agreements, but the registration is a not a precondition for the effectiveness of the license agreements. Changyou has not registered all of the game license agreements under which it authorizes third-party overseas online game operators to operate its games, and to date Changyou has not encountered any issues with respect to foreign exchange, banking or taxation matters relating to its license agreements, nor has it received any notice from any governmental authority demanding that it complete the registration of its license agreements.

Protection of Minors

On April 15, 2007, the MIIT, the GAPP, the Ministry of Education and five other government authorities jointly issued a Notice on the Implementation of Online Game Anti-Fatigue System to Protect the Physical and Psychological Health of Minors (or the Anti-Fatigue Notice). Pursuant to the Anti-Fatigue Notice, online game operators are required to install an “anti-fatigue system” that discourages game players from playing games for more than five hours per day. Under the anti-fatigue system, three hours or less of continuous play by minors is considered to be “healthy,” three to five hours to be “fatiguing,” and five hours or more to be “unhealthy.” Game operators are required to reduce the value of in-game benefits to a game player by half if the game player has reached “fatiguing” level, and to zero in the case of “unhealthy” level.

To identify whether a game player is a minor and thus subject to the anti-fatigue system, there was adopted a real-name registration system, which requires online game players to register their real identity information before they play online games and requires us to submit the identity information of game players to the public security authority for verification. We developed our own anti-fatigue and real-name registration systems for our games, and implemented them beginning in 2007. Under our system, game players must use real identification in order to create accounts, and in this way, we are able to tell which of our game players are minors and thus subject to these regulations. For game players who do not register, we assume that they are minors. In order to comply with the anti-fatigue rules, game players under 18 years of age only receive half of the experience time they actually earn after three hours of play. And, after five hours of play, minors receive no experience points. We use this system to disincentivize minors from playing in excess of five hours at a time.

On January 15, 2011, MOC, MIIT and six other central government authorities jointly issued a circular entitled Implementation of Online Game Monitor System of the Guardians of Minors (or the Monitor System Circular), aiming to provide specific protection measures to monitor the online game activities of minors and curb addictive online game play behaviors of minors. Under the Monitor System Circular, online game operators are required to adopt various measures to maintain a system to communicate with the parents or other guardians of minors playing online games and online game operators are required to monitor the online game activities of minors, and must suspend the account of a minor if so requested by the minor’s parents or guardians. The monitor system will be formally implemented commencing March 1, 2011.

Virtual Currency

On February 15, 2007, the MOC, the People’s Bank of China, or the PBOC, and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (or the Internet Cafés Notice). Under the Internet Cafés Notice, the PBOC is directed to strengthen the administration of the virtual currency in online games to avoid any adverse impact on the real economic and financial order. This notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase virtual items.

On June 4, 2009 the MOC and the Ministry of Commerce jointly issued the Notice on the Strengthening of Administration on Online Game Virtual Currency (or the Virtual Currency Notice). Virtual currency is broadly defined in the Virtual Currency Notice to be a type of virtual exchange instrument issued by Internet game operation enterprises, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by the Internet game operation enterprises in electronic record format and represented by specific numeric units. Virtual currency is used to exchange Internet game services provided by the issuing enterprise for a designated time, and is represented by several forms, such as prepaid game cards, prepaid amounts or Internet game points, and does not include game props obtained from playing online games. Notably, game props (i.e., virtual items or equipment used in a particular game), are explicitly excluded from the definition of virtual currency. The Virtual Currency Notice specifically states that game props should not be confused with virtual currency and that the MOC, jointly with other authorities, will issue separate rules to govern them.

On July 20, 2009, the MOC promulgated Filing Guidelines on Online Game Virtual Currency Issuing Enterprise and Online Game Virtual Currency Trading Enterprise, which specifically define the meanings of “issuing enterprise” and “trading enterprise” and stipulate that both businesses cannot be operated by the same enterprise.

Privacy Protection

Chinese law does not prohibit Internet content providers from collecting and analyzing personal information from their users. We require our users to accept a user agreement whereby they agree to provide certain personal information to us. Chinese law prohibits Internet content providers from disclosing to any third parties any information transmitted by users through their networks unless otherwise permitted by law. If an Internet content provider violates these regulations, the MIIT, the SAIC or their local bureaus may impose penalties and the Internet content provider may be liable for damages caused to its users.

Internet Cafés

Pursuant to the Internet Cafés Notice, Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and file the permit with the State AIC. The Internet Cafés Notice also provides restrictions with respect to Internet cafés’ locations, size, number of computers, business hours and ages of their customers. For instance, Internet cafés are prohibited from operating between the hours of 12:00 A.M. and 8:00 A.M. Although Changyou does not operate any Internet cafés, the restrictive regulations on the operation of Internet cafés may negatively affect Changyou’s business operations, because many of Changyou’s MMORPG users access the games through computers at Internet cafés. On February 15, 2007, the MOC and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games, or the Internet Cafés Notice, which imposed a nationwide suspension of approval for the establishment of new Internet cafés in 2007 and imposed tougher penalties for Internet cafés admitting minors. In 2008, 2009 and 2010, the MOC, SAIC and other relevant government authorities, individually or jointly, issued several notices which provide various ways to strengthen the regulation of Internet cafés, including investigating and punishing the Internet cafés which accept minors, cracking down on Internet cafés without sufficient and valid licenses, limiting the total number of Internet cafés, screening unlawful games and websites, and improving the coordination of regulation over Internet cafés and online games.

Regulation of Sponsored Search Services

Censorship of Online Music Content

On September 3, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (or the MOC Notice). The MOC Notice provides that providing direct links to online music will constitute engaging in the online music business, and that therefore an Online Culture Operating Permit is required for providing such search services. In addition, the MOC Notice requires any domestic music products to be filed with the MOC within 30 days after being made available online. Further, the MOC Notice provides that imported music products must be approved by the MOC before being made available online.

Sogou Information applied for an Online Culture Operating Permit and received it on November 9, 2010.

Regulation of Wireless Services

Sohu Internet and GoodFeel’s business activities include the provision of online services related to wireless services, including SMS, RBT, WAP, MMS and IVR.

On April 25, 2004, the MIIT issued a notice stating that mobile network operators can only provide mobile network access to those mobile Internet service providers which have obtained licenses from the relevant local arm of the MIIT before conducting operations, and that such carriers must terminate mobile network access for those providers who have not secured the required licenses within a thirty-day grace period. On the basis of the notice, China Mobile has required each of its mobile Internet service providers to first obtain a license for trans-regional value-added telecommunications services in order to gain full access to its mobile network, which is a nationwide policy in line with a similar notice issued by the Beijing branch of China Mobile on April 12, 2004.

Sohu Internet and GoodFeel were granted renewed licenses to provide trans-regional value-added telecommunication services on October 20, 2010 and November 19, 2010, respectively.

Miscellaneous

Law and Regulations Related to Copyright Protection

On September 7, 1990, The National People’s Congress promulgated the Copyright Law, which took effect on June 1, 1991 and was amended in 2001 and in 2010. The amended Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center. The amended Copyright Law also requires registration of a copyright pledge.

To address copyright issues relating to the Internet, the PRC Supreme People’s Court on December 19, 2000 adopted Interpretations on Some Issues Concerning Applicable Laws for Trial of Disputes over Internet Copyright, or the Interpretations, which were subsequently amended on January 2, 2004 and November 22, 2006. The Interpretations establish joint liability for ICP operators if they participate in, assist in or incite infringing activities or fail to remove infringing content from their websites after knowing of infringement of copyrights conducted by Internet users through the Internet or receiving notice from the rights holder. In addition, ICP operators will be liable for knowingly uploading, disseminating or providing any measures, facilities or materials intended to bypass circumvention technologies designed to protect copyrights.

To address the problem of copyright infringement related to content posted or transmitted over the Internet, on April 29, 2005 the National Copyright Administration and the MIIT jointly promulgated the Measures for Administrative Protection of Copyright Related to Internet, which became effective on May 30, 2005. This measure applies to situations where an ICP operator (i) allows another person to post or store any works, recordings, audio or video programs on the websites operated by such ICP operator, or (ii) provides links to, or search results for, the works, recordings, audio or video programs posted or transmitted by such person, without editing, revising or selecting the content of such material. Upon receipt of an infringement notice from a legitimate copyright holder, an ICP operator must take remedial actions immediately by removing or disabling access to the infringing content. If an ICP operator knowingly transmits infringing content or fails to take remedial actions after receipt of a notice of infringement harming public interest, the ICP operator could be subject to administrative penalties, including an order cease infringing activities; confiscation by the authorities of all income derived from the infringement activities; or payment of fines.

On May 18, 2006, the State Council promulgated the Protection of the Right of Communication through Information Networks, which became effective on July 1, 2006. Under this regulation, if an owner of rights owner believes that the works, performance or sound or video recordings pertaining to any information storage space, search or link services provided by an Internet service provider infringe his or her rights of communication, the rights owner may give the Internet service provider a written notice containing the relevant information along with preliminary materials proving that an infringement has occurred, and requesting that the Internet service provider delete, or disconnect the links to, such works or recordings. Upon receipt of the notice, the Internet service provider must delete or disconnect the links to the infringing content immediately and forward the notice to the user that provided the infringing works or recordings.

Since 2005, the National Copyright Administration, or the NCA, together with certain other PRC governmental authorities, have jointly launched annual campaigns, which normally last for three to four months every year, specifically aiming to crack down on Internet copyright infringement and piracy in China. According to the Notice of 2010 Campaign to Crack Down on Internet Infringement and Piracy promulgated by the NCA, the Ministry of Public Security and MIIT on July 19, 2010, one of the main targets, among others, of the 2010 campaign was Internet audio and video programs. From the time the 2010 campaign commenced in late July, the local branches of NCA focused on popular movies and television series, newly published books, online games and animation, music and software and illegal uploading or transmission of a third party’s works without proper license or permission, sales of pirated audio/video and software through e-commerce platforms, providing search links, information storage, web hosting or Internet access services for third parties engaging in copyright infringement or piracy and infringement by the use of mobile media. In serious cases, the operating permits of the websites engaging in illegal activities may be revoked, and such websites may be ordered to shut down.

We have adopted measures to mitigate copyright infringement risks, such as real-time monitoring and mechanisms for fast removal upon receipt of notices of infringement.

On December 26, 2009, the Standing Committee of the National People’s Congress adopted the Torts Liability Law, which became effective on July 1, 2010. Under this new law, both Internet users and Internet service providers may be liable for the wrongful acts of users who infringe the lawful rights of other parties. If an Internet user utilizes Internet services to commit a tortious act, the party whose rights are infringed may request the Internet service provider to take measures, such as removing or blocking the content, or disabling the links thereto, to prevent or stop the infringement. If the Internet service provider does not take necessary measures after receiving such a notice, it will be jointly liable for any further damages suffered by the rights holder. Furthermore, if an Internet service provider fails to take necessary measures when it knows that an Internet user utilizes its Internet services to infringe the lawful rights and interests of other parties, it will be jointly liable with the Internet user for damages resulting from the infringement.

Laws and Regulations Related to Consumer Protection

The MIIT has set forth various requirements for consumer protection in a notice, issued on April 15, 2004, which addresses certain problems in the telecommunications sector, including ambiguity in billing practices for premium services, poor quality of connections and unsolicited SMS messages, all of which infringe upon the rights of consumers.

This trend was continued with the issuance of the Notice Regarding the Ratification and Administration of Mobile Information Services Fees and Charges Method by MIIT on September 8, 2006.

On May 31, 2010, the SAIC issued the Interim Measures for the Administration of Online Commodities Trading and Relevant Services, or the Online Commodities Trading Measures, which took effect on July 1, 2010, to regulate online commodity trading and online service activities. The Online Commodities Trading Measures stipulate various obligations of online service providers, especially their obligations of protecting the interests of customers. Under the Online Commodities Trading Measures, online service providers are required to ensure that information released by their online services is authentic, accurate, and complete and that it complies with all applicable laws in respect of intellectual property rights protection and anti-unfair competition in providing on-line services.

We are aware of the increasingly strict legal environment covering consumer protection in China, and we attempt to adopt all necessary measures to ensure that our business complies with these evolving standards.

Laws and Regulations Related to Payment Services of Non-Financial Institutions

On June 14, 2010, the PBOC issued an Administrative Measure on the Payment Services of Non-Financial Institutions, or the Payment Measures, which took effect on September 1, 2010. The Payment Measures define Payment Services as the provision of capital transfer services by non-financial institutions acting as intermediaries, including services rendered in connection with network-based payments, issuance and settlement services for pre-paid cards and acquiring services for bank cards. The Payment Measures require all non-financial institutions engaging in Payment Services to obtain a Payment Service License from the PBOC. Furthermore, the Payment Measures provide a one-year grace period starting September 1, 2010. Failure to obtain a Payment License will lead to the termination of the right to provide of payment services. We have therefore prepared to apply for a Payment Service License.

On December 1, 2010, the PBOC issued the Implementation Rules for the Administrative Measure on the Payment Services of Non-Financial Institutions, or the Implementation Rules for the Payment Measures, which took effect on date of issuance. The Implementation Rules for the Payment Measures include further elaboration with respect to provisions regarding business activities carried out by payment institutions in accordance and provisions relating to the protection of the rights and interests of clients, and clarify the legislative purpose of the Payment Measures and prevent non-financial institutions engaged in Payment Services from competing in an unreasonable manner.

Laws and Regulations Related to Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, or the FX Regulations, which were last amended in August 2008. Under the FX Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. On August 29, 2008, SAFE issued a notice, Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. The notice requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE increased its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer cash or other assets from Sohu Limited, Changyou and/or Shanghai ICE into our subsidiaries in the PRC, which may adversely affect our business expansion and we may not be able to convert the net proceeds into RMB to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

Dividends paid by a PRC subsidiary to its overseas shareholder are deemed income of the shareholder and are taxable in the PRC. Pursuant to the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), foreign-invested enterprises in the PRC may purchase or remit foreign currency, subject to a cap approved by the SAFE, for settlement of current account transactions without the approval of the SAFE. Foreign currency transactions under the capital account are still subject to limitations and require approvals from, or registration with, the SAFE and other relevant PRC governmental authorities.

Dividend Distribution. The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), which was amended in October 2000, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Furthermore, effective from January 1, 2008, under the Corporate Income Tax Law, the maximum tax rate for the withholding tax imposed on dividends payment from PRC foreign invested companies to their overseas investors that are not regarded as “resident” for tax purposes is 20%. The rate was reduced to 10% under the Implementing Regulations for the PRC Corporate Income Tax Law issued by the State Council. However, a lower withholding tax rate, which is 5%, might be applied if there is a tax treaty arrangement between China and the jurisdiction of the foreign holding companies, such as Hong Kong, as well as certain requirements specified by PRC tax authorities are satisfied.

Circular 75. On October 21, 2005, the SAFE issued Circular 75, which became effective November 1, 2005. Under Circular 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.

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

Stock Option Rule. On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control and related Implementation Rules were issued by SAFE on January 5, 2007. Both became effective on February 1, 2007. Under these regulations, all foreign exchange matters involved in a employee stock ownership plan, stock option, etc. participated in by onshore individuals must be transacted with the approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to complete certain other procedures and transactional foreign exchange matters under the Stock Option Rule only with examination by, and approval of, SAFE. We and our PRC employees who have been granted stock options or restricted share units, or issued restricted shares, are subject to the Stock Option Rule. We and our employees intend to make such application and complete all the requisite procedures in accordance with the Stock Option Rule. However, we cannot assure you that we can complete all the procedures in a timely manner. If the relevant PRC regulatory authority determines that our PRC employees who hold such options, restricted share units or restricted shares or their PRC employer fail to comply with these regulations, such employees and their PRC employer may be subject to fines and other legal sanctions.

Law and Regulations Related to Employment and Labor Protection

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

Conclusion

In the opinion of Haiwen, our companies in the PRC are approved to engage in the specific online services (categorized and addressed in the above sections) as described in the respective scopes indicated in the corresponding licenses and/or permits issued to the respective companies.

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

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (ii) Sohu.com (stylized), registered on August 1, 2000; and (iii) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “SOHU.com” issued by the China Trademark Office in September 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including the sohu.com logos, Sohu Fox logos, 17173, www.focus.com.cn, GoodFeel, Sogou logos, GO2MAP, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL logos, DMD, Blade Online and their corresponding Chinese version marks. We succeeded in registering certain marks such as sohu.com logos, Sohu Fox logo, 17173, www.focus.com.cn, GoodFeel, GO2MAP, Sogou, TLBB, ChangYou.com, cyou.com and TL Logos in the PRC under certain classes, while the others are still under examination by the China Trademark Office. We also filed registration of trademarks relating to our subsidiary company name and our MMORPGs in various countries and regions, such as United States, Europe, Malaysia, Turkey and Vietnam. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

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

To fully support our operation of the Web properties, we have established five main service provision centers in Beijing through China United Network Communication Group Company Limited (or China Unicom), China Telecom Corporation (or China Telecom), and China Mobile Communications Corporation (or China Mobile), to maintain most of our servers. China Unicom, China Telecom, and China Mobile are the three largest Internet connection service providers in China and their nodes in Beijing are one of their core nodes across China. In addition, we have established many branch nodes in different provinces throughout China through different Internet connection operators, such as China Unicom, China Telecom, CERNET, China Mobile and etc. in order to establish national coverage and provide fast and stable access to our website properties to users across China.

We have developed a close working relationship with China Unicom and its Beijing Subsidiary, China Telecom, China Mobile and other small-size Internet connection operators. Our operations depend on the ability of China Unicom and its Beijing Subsidiary, China Telecom and China Mobile to protect their systems against damage from fire, power loss, telecommunications failure, break-ins and other events. These telecommunication operators provide us with support services twenty-four hours per day, seven days per week. They also provide connectivity for our servers through multiple high-speed connections. All facilities are protected by Uninterruptible Power Supplies (UPS).

For reliability, availability, and serviceability, we have created an environment in which each server can function separately. Key components of our server architecture are served by multiple redundant machines. We also use in-house and third-party monitoring software. Our reporting and tracking systems generate daily traffic, demographic and advertising reports. We deploy load balance equipment and cloud computing to avoid single point failure.

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

We have also built what we believe is a reliable and secure network infrastructure that will fully support our online game operations. In order to maintain stable operations of our MMORPGs, as of December 31, 2010 we maintained approximately 3,000 servers located in Internet data centers in eight major cities in China, with the capacity to accommodate up to 2.3 million concurrent game players, and a sufficient amount of connectivity bandwidth to maintain such service. In order to enhance our game players’ experience and minimize the impact of cross-region connections, we have located our game servers in a number of regions throughout China, enabling our game players to play our games by connecting to the nearest servers located in their region without needing to exchange data across the national backbone network. We have technical support employees to maintain our current technology infrastructure and develop new software features to further enhance the functionality of our management and security system. We monitor the operation of our server network 24 hours a day, seven days a week. Our remote control system allows us to track our concurrent online users in real time, and discover and fix problems in the operation of hardware and software in our server network in a timely fashion. In addition, we frequently update our game servers to ensure the stability of our operation and reduce risks.

EMPLOYEES

As of December 31, 2010, we had 5,167 full-time and part-time employees, including 2,090 employees for our brand advertising business, 2,190 employees for our online game business, and 417 employees for our sponsored search business. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

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

ITEM 1A RISK FACTORS

Risks Related to Our Business

We are subject to the risks associated with operating in an evolving market.

As a company operating in the rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract a larger audience to our matrices of Web properties by expanding the type and technical sophistication of the content and services we offer;

•

develop a sufficiently large customer and user base for our sponsored search business, so as to recover the costs we have incurred for developing and marketing the business and cause it to eventually achieve profitability;

•	maintain and attract online game users by periodically updating our existing online games and developing and launching new online games;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our online game, sponsored search, and online video businesses successfully; and

•	attract and retain qualified personnel.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on advertisers in certain industries for brand advertising revenues, our reliance on operation of TLBB for online game revenues, our reliance on certain key third party distributors for sponsored search revenues and our reliance on mobile network operators for our wireless revenues. The Chinese Internet industry is at an early stage of development. We are unsure if it will continue to grow, and if it does, the rate at which it will grow. In addition, we are subject to government regulations that may change at any time with or without notice. Fluctuations in the industries of our key advertisers may affect our brand advertising revenues materially, because they may cut their spending on online marketing if there is any downturn in their industries. We rely on certain third party distributors to sell our sponsored search products. If we lose any of our key distributors, our business may be materially affected. We rely on our operation of TLBB to derive most of our online game revenue. If there were any interruptions of TLBB’s operation, our online game revenue could be adversely affected. We rely on mobile network operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our wireless revenues could be reduced significantly.

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

We have many competitors in the PRC Internet market, including Sina, Tencent, NetEase, Youku, Tudou, Ku6, PConline, SouFun, CRIC, BitAuto, Shanda Interactive Entertainment, Perfect World, Giant, The 9, NetDragon, Kingsoft, Nineyou, Baidu, Google, Qihoo, Yahoo!, SoSo, TOM Group, KongZhong, and Linktone. In addition, there are a number of existing or new PRC Internet portals, including those controlled or sponsored by PRC government entities.

We compete with our peers and competitors in China primarily on the following basis:

•	technological advancements;

•	attractiveness of products;

•	brand recognition;

•	volume of traffic and users;

•	quality of websites and content;

•	strategic relationships;

•	quality of services;

•	effectiveness of sales and marketing efforts;

•	talented staff; and

•	pricing.

Our competitors may have certain competitive advantages over us including:

•	greater brand recognition among Internet users and clients;

•	better products and services;

•	larger user and customer bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

Our existing competitors, and vertical sites in particular, may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves, or may enhance their ability to compete with us through mergers and acquisitions or financing activities. For example, Ku6 Holding Limited completed a listing by way of merger with Hurray! Holding Co., Ltd, a NASDAQ listed company, in January 2010, with Hurray! Holding Co., Ltd subsequently renamed as Ku6 Media Co., Ltd (NASDAQ: KUTV) in August 2010; SouFun Holdings Limited (NASDAQ: SFUN) completed an initial public offering on NASDAQ in September 2010; BitAuto Holdings Ltd. (or BITA) completed an initial public offering on the NYSE in November 2010; and Youku.com Inc. (NYSE: YOKU) completed an initial public offering on the NYSE in December 2010. Through their listings, in addition to raising capital, which will enhance their ability to compete against us, these competitors gained greater brand recognition for their particular products and services, and as a result we will need additional financial and other resources to compete with these newly listed vertical sites and our operating expenses will increase. If these competitors are more successful than we are in developing products or in attracting and retaining users and advertisers, our revenues and growth rates could decline. It is also possible that new competitors may emerge and acquire significant market share. In addition, operators of leading websites or Internet service providers, including Yahoo!, Microsoft and AOL, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations, such as telecommunication operators, in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market.

If we fail to successfully develop and introduce new products and services, our competitive position and ability to generate revenues could be harmed.

We are continuously developing new products and services for our users. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Emerging start-ups may be able to innovate and provide new products and services faster than we can. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. For example, our expansion into micro-blog services was not as successful as we had expected it to be and Sina has established a position as a market leader for such services. Accordingly, if we want to expand our market share for micro-blog, we will need to compete successfully against Sina. If we cannot successfully address the new challenges and compete effectively against Sina and other players in the market, we may not be able to develop a sufficiently large customer and user base and achieve profitability for our micro-blog services, and our financial performance and growth rate may be adversely affected.

In addition, when developing and launching new products, we may face indirect methods of competition from existing market players. For example, we developed and launched our desktop products Sogou Pinyin Input method and Sogou browser with the goal of enhancing our brand recognition and attracting and retaining users, but our Sogou browser has been blocked by Qihoo. Use of such technical obstacles by our competitors could prevent us from achieving the market share we had expected, which could negatively affect our financial performance.

Our business depends on a strong brand; thus we will not be able to attract users, customers and clients of our products and offerings if we do not maintain and develop our brands.

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertisers, online game, sponsored search and wireless customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty. Accordingly, our revenues will need to increase at least proportionately in order for us to maintain our current levels of profitability.

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

We are required under U.S. GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

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

Any utilization of U.S. federal net operating losses generated from excess tax deductions related to share-based awards will be recorded in shareholders’ equity.

Sohu.com Inc. may utilize excess tax benefits from U.S. federal net operating losses (“NOL”) generated from excess tax deductions related to share-based awards (“windfall tax benefit”) to offset their U.S. taxable income. However, in accordance with U.S. GAAP, this windfall tax benefit will be charged to the shareholders’ equity section in our consolidated balance sheets rather than offsetting current year income tax expenses. Realizing this benefit reduces the amount of taxes payable in the U.S. and does not otherwise involve cash flows. Current year income tax expenses still arise due to having U.S. taxable income. For the year ended December 31, 2010, we realized $1.2 million of such items and we recorded $1.2 million income tax expenses for U.S. taxable income.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on his expertise in our business operations. In addition, for our online game business, we rely heavily on the continued service of Tao Wang, the Chief Executive Officer of Changyou.com Limited, who has been instrumental in the development of TLBB. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose know-how, key professionals and staff members as well as customers, suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our websites. Advertising revenues represented approximately 35% and 34% of our total revenues for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, sales to our five largest advertisers accounted for approximately 11% and 15% of our total brand advertising revenues. The growth of our advertising revenues relies on increased revenue from the sale of advertising spaces on our websites, which may be affected by many of the following risk factors:

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

Our costs for online advertising have increased significantly as a result of our investment in online video services. If we are unable to manage our operating expenses effectively, our profitability could decline.

The operation of an online video service such as ours, which we launched in 2007, requires significant upfront capital expenditures as well as continuous, substantial investment in content, technology and infrastructure. Although we have attempted to control our costs for online video services so that they will not exceed our related revenues, our operating expenses might increase, as a result of any of the following:

•	license fees for professionally-produced content in general, and for popular movies and television serial dramas in particular, have been increasing recently and may continue to do so;

•	costs for bandwidth have increased and may continue to do so; and

•

we will require additional financial operational, strategic, technological, personnel and other resources in order to compete with vertical online video sites that have raised significant capital through initial public offerings and other financing activities.

In addition, although China’s online video industry has experienced substantial growth in recent years in terms of both users and content, we cannot assure you that the online video industry will continue to grow as rapidly as it has in the past, if at all. With the development of technology, new forms of media may emerge and render online video websites less attractive to users. Growth of the online video industry is affected by numerous factors, such as users’ general online video experience, technological innovations, development of Internet and Internet-based services, regulatory changes in general, and regulations affecting copyright in particular, and the macroeconomic environment. If the online video industry in China does not grow as quickly as expected or if we fail to benefit from such growth by successfully implementing our business strategies, our user traffic may decrease and our business and prospects may be adversely affected.

We rely on advertising agencies to sell our brand advertising services. If current trends of consolidation of advertising agencies in the Chinese market continue, the bargaining power of the large advertising agencies resulting from such consolidation may permit them to require that we pay higher sales rebates, which would adversely affect our gross margin.

Most of our brand advertising services are distributed by advertising agencies. In 2010, for example, approximately 94% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. During 2010, the biggest 10 advertising agencies in China contributed approximately 45% of our brand advertising revenue. These advertising agencies currently are seeking consolidation in the market. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth as we book our brand advertising revenue netted off our sales rebates to advertising agencies.

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

By posting bid listing links on their websites, we share the revenues generated from clicks by users with our website Alliance members. For the year ended December 31, 2010, the total revenues generated from website Alliance accounted for approximately 40% of our total bid listing revenues. We consider our website Alliance critical to the future growth of our sponsored search revenues. If our website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional websites to join our website Alliance, our sponsored search revenues may decline.

Our cooperation with Alibaba Group Holding Limited may not be as successful as we had expected.

On October 22, 2010, Sogou Inc. (“Sogou”), one of our subsidiaries, completed the sale of newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”) , a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited , an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited , the investment fund of our Chairman and Chief Executive Officer Dr. Charles Zhang, for $15 million, $9 million, and $24 million, respectively, that represent approximately 10%, 6% and 16%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Following the completion of the financing, we began to cooperate with Alibaba in our sponsored search business. However, we could not assure you that cooperation between us and Alibaba will be as successful as we had expected. If the cooperation with Alibaba is not successful, our sponsored search business might be negatively impacted and our revenue and growth rate could decline. Moreover, if the cooperation with Alibaba is not successful, our relationship with Alibaba might be negatively impacted, which could lead to additional concerns in the light of Alibaba’s position as a shareholder of Sogou.

Wireless revenues have fluctuated in prior periods and may decrease in the future.

We have derived our wireless revenues in prior periods from providing SMS, RBT, WAP, MMS and IVR, mainly consisting of news, weather forecast, chatting, entertainment information, music, ring tone, picture and logo downloads and various other mobile related products to mobile phone users and Personal Handy-phone System (or PHS) users. The portion of our total revenues derived from wireless services has decreased in certain prior periods. For the year ended December 31, 2010, wireless revenues were around 9% of our total revenues. Wireless revenues may decrease in the future due to the possibilities that:

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

•

Changes in the billing practices or operational rules and procedures of any of the three mobile network operators, China Mobile, China Unicom and China Telecom, on whom we rely for service delivery and fee collection, could have a material impact on our wireless revenues. For instance, on January 1, 2007, a notice of the MIIT came into effect that focuses on the protection of a mobile phone users’ right to select services and the strengthening of regulation on billing procedure. On May 17, 2007, China Mobile initiated a new policy under which all WAP users are reminded of charges they may incur for WAP services. The policy has resulted in a decrease in traffic for WAP portals, and in turn a decrease in subscriptions for our WAP services. On November 29, 2009, China Mobile announced a temporary suspension of billing of WAP services, as an effort to fight against websites providing pornographic content. As a result, beginning in December 2009 we have not been able to collect any revenues from WAP services. We are not sure when China Mobile will resume billing for WAP services and we expect our wireless revenues will be negatively affected. Additionally, beginning from January 25, 2010, China Mobile issued several notices aiming to tighten controls over subscriptions embedded in mobile handsets by mobile manufacturers. Specifically, wireless services embedded in handsets are required to request double confirmations when consumers purchase such services and a single SMS code may only be used for a specific service offering or services partner instead of for multiple service offerings or partners as was permitted previously. Our wireless revenues have been negatively affected by the implementation of such regulations and policies, and there could be new regulations or policies that could further adversely affect our wireless revenues;

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

Our wireless services depend mainly on the cooperation of mobile network operators such as China Mobile, China Unicom, China Telecom and their respective subsidiaries. We rely on mobile network operators in the following ways:

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

•

An operator’s refusal to allow us to supply certain services could disrupt our wireless services. For example, during the period from September 1, 2004 to July 31, 2005, our MMS services were temporarily suspended by China Mobile, based on allegations that Beijing Sohu, which was one of our VIEs at the time, breached certain provisions of its agreement with a China Mobile subsidiary;

•

An operator could launch competing services at any time and could work with content providers directly so that SPs’ abilities to diversify their products might be limited. For example, in July 2006, China Mobile introduced M. Music, an integrated music service platform which China Mobile works directly with music record companies to provide downloads of various songs and music. In December 2006, China Mobile introduced its own WAP channel, “WAP Premier Select”, which is placed in prominent positions on Monternet and directly competes with SPs. If mobile network operators were unwilling to work with us, we would not be able to find substitute partners;

•

China Mobile set up rules for ranking of WAP service providers on its Monternet browser, which has had a significant impact on WAP revenues. China Mobile may change the rules at any time to affect the rank of the top five listings. As a result, the growth of our WAP revenues was lower than expected and we may lose our existing ranking because of lower visit rates; and

•

On November 29, 2009, China Mobile announced a temporary suspension of billing of WAP services, as an effort to fight against websites providing pornographic content. As a result, since December 2009, we have not been able to collect any revenues from WAP services. We are not sure when China Mobile will resume billing for WAP services and we expect our wireless revenues will be negatively affected.

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

We depend on China Unicom, China Telecom and China Mobile for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

Although private Internet service providers exist in China, almost all access to the Internet is maintained through China Unicom, China Telecom and China Mobile, under the administrative control and regulatory supervision of the MIIT. We rely on this infrastructure and China Unicom, China Telecom and China Mobile to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

We have signed Bandwidth Provision and Server Hosting Agreements with China Unicom, China Telecom and China Mobile. Under these agreements, we established five main service provision centers to maintain most of our servers in Beijing. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

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

As Web page volume and traffic increase in China, we may not be able to scale our systems proportionately. To the extent we do not successfully address our capacity constraints, our operations may be severely disrupted, and we may not be able to expand our user base and increase our attractiveness to advertisers and merchants. Even if we scale our systems proportionately, any unforeseen increase in traffic may disrupt our operations and make it difficult for our users to visit our websites, or even cause users to be unable to access our websites at all, which could result in a loss of users.

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

Substantially all of our business, operating assets, fixed assets and operations are located in China, and substantially all of our revenues are derived from our operations in China. Accordingly, our business may be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•	structure;

•	level of government involvement;

•	level of development;

•	level of capital reinvestment;

•	growth rate;

•	control of foreign exchange; and

•	methods of allocating resources.

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the PRC government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict the future effects of the economic reform and macroeconomic measures adopted by the PRC government on our business or results of operations. Furthermore, the PRC government began to focus more attention on social issues in recent years and has promulgated or may promulgate additional laws or regulations in this area, which could affect our business in China. For example, in July 2007, the PRC government issued the new Employment Contract Law, effective January 1, 2008, providing increased employment protection to employees in China, which could cause us to incur additional staff costs in the future.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Wuxi Sohu New Momentum, Sohu Era, AmazGame, Gamespace, ICE WFOE and Sogou Technology are WFOEs, which are enterprises incorporated in China and wholly-owned or majority-owned by our indirect subsidiaries. Those WFOEs are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. Such uncertainties may also make it easier for others to infringe our intellectual property without significant cost, and new entrants to the market may tend to use gray areas to compete with us. For example, our Sogou browser has been blocked by Qihoo. In addition, uncertainties in the PRC legal system may lead to penalties imposed on us because of a difference in interpretation of the applicable law between the relevant governmental authority and us. For example, under current tax laws and regulations, we are responsible for paying business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain areas of preferential tax treatment, we may be found to be in violation of the tax laws and regulations based on the interpretation of local tax authorities with regard to the scope of taxable services and the applicable tax rates, and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, we could be subject to severe penalties.

The PRC has enacted regulations that apply to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online advertising, online game, sponsored search, and value-added telecommunication services.

Under the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks issued by the SARFT (the SARFT Measures), which came into effect on October 11, 2004, websites authorized to disseminate news must apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs in order to disseminate streaming video online. In addition, SARFT issued the Catalogue of Classification of Internet Audio-Video Program Services (Trial) on April 1, 2010, pursuant to which the business of providing public program searching and watching services through the Internet to the public is classified as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. On May 31, 2008, Sohu Internet received a Permit for the Network Transmission of Audiovisual Programs, issued by the SARFT. However, Sogou Information has not yet been granted such a license. If Sogou’s provision of video search services is later challenged by SARFT, we may be subject to severe penalties, including fines, or the suspension of our video search services or even our operations. In addition, Sohu’s online video businesses are operated under various websites, such as Sohu.com, focus.cn, 17173.com and sogou.com, but current PRC regulations are lack of clear provisions indicating whether it is permissible to provide video services over several websites that are owned by a single company under one permit and SARFT might claim that such operation under one permit is not allowed under the SARFT Measures. If SARFT were to make such a claim, we could face penalties from SARFT, such as fines, cancellation of our existing permit, or the forced discontinuation or restriction on our video services or even our operations. If we are ordered to suspend our services, our user traffic will be reduced and therefore our revenues will be negatively affected.

In addition, the MOC has issued several sets of regulations with respect to online music search services, including the Provisional Regulations for the Administration of Online Culture (or Online Culture Regulation) effective on July 1, 2003 and further amended on July 1, 2004, and the Strengthening and Improving the Content Censorship of Online Music Content (or the MOC Notice) issued on September 3, 2009. The MOC has stipulated that the provision of online music search services constitutes disseminating music products via the Internet for which an Online Culture Permit is required. Sogou Information accordingly applied for and was granted such a permit in November, 2010. In addition, the MOC requires that domestic music products be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. Due to the lack of relevant implementation rules, search companies, including Sogou, were unable to complete registration and approval procedures with the MOC. However, on January 7, 2011, the MOC issued a Notice to Clean Up Illegal Online Music Product (or the new MOC Notice) to further strengthen the supervision over online music search, which reiterated that domestic music products must be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. In addition, the new MOC Notice specifically mentioned that 100 imported song that had never been approved by MOC needed to be removed immediately and deleted from the search results of online music search service providers beginning February 28, 2011. Compliance with the MOC’s filing and registration requirements for online music products may increase our costs of operation for sponsored search. Moreover, the 100 songs specified in the new MOC Notice may not be the final list. We are not able to register all of the online music products that appear in our search results. Therefore, if the MOC were to claim that we are not in compliance with MOC rules and regulation, we could face penalties, including but not limited to fines. In addition, our search results for online music products may be negatively affected, which in turn would have an adverse effect on our search business.

We cannot assure you that we have fully complied with or will in the future always comply with the MOC Notice and MOC Statement regarding approval and filing procedures for online music products. Any such failure that caused restrictions on the availability of some music research results could reduce our user satisfaction, and our attractiveness to users and advertisers. Compliance with the requirements of the MOC Notice and the MOC Statement could make it difficult for us to maintain our music search business at an economically acceptable cost, and could force us to change our sponsored search business model. Furthermore, it is possible that MOC or another governmental authority in China will promulgate new laws, rules or regulations further restricting online music search business in the future. Any such restrictions could result in higher costs for our search engine operation, which would have an adverse effect on our profitability.

In addition, the PRC government may promulgate new laws, rules or regulations at any time. If current or future laws, rules or regulations regarding Internet-related activities are interpreted to be inconsistent with our ownership structure and/or our business operations, our business could be severely impaired and we could be subject to severe penalties.

In order to comply with PRC regulatory requirements, we operate our main business through companies with which we have contractual relationships but in which we do not have an actual ownership interest. If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

Various regulations in the PRC restrict or prohibit WFOEs from operating in specified industries such as Internet information, wireless, Internet access, and certain other industries. We are a Delaware corporation, and Sohu Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sohu Software, Sohu Media, Sohu New Momentum, Wuxi Sohu New Momentum and Sohu Era, together with Changyou HK, our indirect majority-owned subsidiary and the parent company of AmazGame, ICE WFOE and Gamespace, are Hong Kong corporations and foreign persons under PRC law. In order to comply with PRC regulatory requirements, we conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly-owned, majority-owned subsidiaries and VIEs that incorporated in the PRC and owned by certain of our employees.

We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. However, considering the substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations, we cannot be sure that the PRC government would view our current ownership structure to be in compliance with PRC laws, rules and regulations. Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our PRC subsidiaries’ and VIEs’ existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that new laws or regulations governing PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC subsidiaries’ and VIEs’ current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applied to us and our PRC subsidiaries and VIEs.

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

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Sohu Entertainment, GoodFeel, Gamease, Guanyou Gamespace and Sogou Information.

As of December 31, 2010, Sohu had outstanding long-term loans of $14.2 million to Dr. Zhang, Sohu’s Chief Executive Officer and a major Sohu shareholder, and certain executive officer and employees. These long-term loans are used to finance investments in our VIEs High Century, Sohu Entertainment, GoodFeel, Gamease, Guanyou Gamespace, Shanghai ICE and Sogou Information, which are used to facilitate our participation in telecommunications, Internet content, online games and certain other businesses in China where foreign ownership is either prohibited or restricted.

The loan agreements contain provisions that, subject to PRC laws, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, GoodFeel, Gamease, Guanyou Gamespace, Shanghai ICE and Sogou Information to us; (ii) the shares of High Century, Sohu Entertainment, GoodFeel, Gamease, Guanyou Gamespace, Shanghai ICE and Sogou Information cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, GoodFeel, Gamease, Guanyou Gamespace, Shanghai ICE and Sogou Information. Under the loan agreements the borrowers have pledged all of their shares in High Century, Sohu Entertainment, GoodFeel, Gamease, Guanyou Gamespace, Shanghai ICE and Sogou Information as collateral for the loans, and the loans bear no interest and are due on the earlier of a demand or such time as Dr. Zhang or one of the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Sohu Entertainment, GoodFeel, Gamease, Guanyou Gamespace, Shanghai ICE and Sogou Information and is therefore uncertain. In addition, to the extent that the VIEs have undistributed after tax net income, we will be required to pay individual income tax, at the tax rate of 20%, on behalf of the employees who hold interests in the VIEs when transferring the shareholding from other individuals, which may further increase the uncertainty involved for transferring shares of various entities.

Furthermore, because of uncertainties associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Sohu Entertainment, GoodFeel, Gamease, Guanyou Gamespace, Shanghai ICE and Sogou Information.

We depend upon contractual arrangements with our VIEs for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations mainly in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on our VIEs in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If these VIEs fail to perform its obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

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

Under a tax inspection, if our transfer pricing arrangements between the China-based subsidiaries and VIEs are judged as tax avoidance, or related documentation does not meet the requirements, our China-based subsidiaries and VIEs may be subject to material adverse tax consequences, such as transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by VIEs, which could adversely affect us by (i) increasing VIE’s tax liabilities without reducing our subsidiaries’ tax liabilities, which could further result in interest being levied to us for unpaid taxes; or (ii) limiting the ability of our PRC companies to maintain preferential tax treatment and other financial incentives.

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

In addition, PRC legal restrictions permit payment of dividends by Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Wuxi Sohu New Momentum, Sohu Era, AmazGame, ICE WFOE, Gamespace and Sogou Technology, only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Wuxi Sohu New Momentum, Sohu Era, AmazGame, ICE WFOE, Gamespace and Sogou Technology, are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends.

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

Furthermore, any dividends or any deemed dividends received by Sohu.com Inc. would be subject to 34% or 35%. U.S. Corporate Income Tax under the tax law of the United States.

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to Sohu.com logos, Sohu Fox logo, 17173, www.Focus.com.cn, GoodFeel logos, Go2Map, TLBB, Blade Online, Changyou.com, DMD, cyou.com, TL logos and Sogou logos.

We have applied for the registration of our key marks in the PRC, including but not limited to Sohu.com logos, Sohu Fox logo, 17173, www.focus.com.cn, GoodFeel logos, Go2Map, TLBB, Blade Online, ChangYou.com, DMD, cyou.com, TL logos, Sogou logos, and their corresponding Chinese version marks so as to establish and protect our exclusive rights to the marks. We have succeeded in registering the marks Sohu.com logos, Sohu Fox logo, 17173, www.focus.com.cn, GoodFeel logos, Go2Map, TLBB, ChangYou.com, cyou.com, TL logos, and Sogou logos in the PRC under certain classes. The applications for the registration of the other marks or some marks under other classes are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to the Trademark Office of PRC’s determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

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

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. For example, during 2006 five United States movie companies commenced a lawsuit against us in the PRC alleging that a movie download service we had been providing infringed their copyrights in the movies. In December 2006, the court decided the case against us, and ordered us to pay damages of approximately $138,000 to the U.S. movie companies. In addition, in 2007 a writer brought a lawsuit against in China claiming that we violated his copyright to 190 SMS messages in 2007. The Chinese court decided the case against us, and we paid damages of approximately $13,000 to the writer. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party websites, which may be protected by copyright law. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we provided music search links and download services that violated copyrights they owned. As of December 31, 2010, the lawsuits with these four record companies were still in process. Although an initial judgment has been in our favor as to most aspects of the case, both parties have the right to appeal to the higher court and therefore the judgment has not yet come into effect. We believe that the lawsuits will not be concluded at this stage of the proceedings, and that therefore we cannot predict the outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with final judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

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

Our business may be adversely affected if we cannot obtain an online payment service license

On June 14, 2010, the PBOC issued the Online Payment Measures, which went into effect on September 1, 2010. Under the Payment Measures, Online Payment Services are defined as the provision of capital transfer services by non-financial institutions acting as intermediaries, including services rendered in connection with network-based payments, issuance and settlement services for pre-paid cards and acquiring services for bank cards. The Payment Measures require all non-financial institutions engaging in Online Payment Services to obtain a Online Payment Service License from the PBOC. The Payment Measures provide a one-year grace period starting September 1, 2010. Failure to obtain an Online Payment License will lead to the termination of the right to provide online payment services. We have therefore prepared to apply for a Online Payment Service License. However, since the definition of “network-based payments” in the Payment Measures is vague, we cannot assure you that we will be able to obtain the required license. If we cannot obtain the licenses, our business will be adversely affected.

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

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by SAFE on January 5, 2007, which both have taken effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to complete certain other procedures and transactional foreign exchange matters upon the examination by, and approval of, SAFE. We and our employees who are PRC citizens and have been granted stock options or restricted share units, or issued restricted shares are subject to the Stock Option Rule. We and our employees intend to make such application and complete all the requisite procedures in accordance with the Stock Option Rule. However, we cannot assure you that we can complete all the procedures in a timely manner. If the relevant PRC regulatory authority determines that our PRC employees who hold such options, restricted share units or restricted shares or their PRC employer fail to comply with these regulations, such employees and their PRC employer may be subject to fines and other legal sanctions.

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

If the status of the PRC subsidiary and VIE as “New and High Technology Enterprises” or “Software Enterprise” are revoked, we may have to pay additional taxes to make up any previously unpaid tax and may be subject to a higher tax rate, which may materially and adversely affect our results of operations.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulation Implementing Regulations for the PRC Corporate Income Tax Law. The law and regulation went into effect on January 1, 2008. The Corporate Income Tax Law imposes, among other things, a unified income tax rate of 25% for both domestic and foreign invested enterprises. New and High Technology Enterprises (NHTEs) will enjoy a favorable tax rate of 15%. The Implementing Regulations for the PRC Corporate Income Tax Law also emphasizes that the ownership of “core proprietary intellectual property” is essential to qualification for this preferential tax rate.

The Corporate Income Tax Law also provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment for enterprises which were qualified as NHTEs under the previous income tax laws and were established before March 16, 2007, if they continue to meet the criteria for NHTEs after January 1, 2008. The grandfather provision allows these enterprises continue to enjoy their unexpired tax holiday provided by the previous income tax laws and rules. In the year of 2010, Sohu Era, Sohu Media, Sogou Technology, Sohu Internet and Sogou Information were NHTEs and Sohu Media, Sogou Technology and Sogou Information enjoyed their unexpired tax holidays.

In addition, the Corporate Income Tax Law provides that “Software Enterprise” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% tax reduction to rate of 12.5% for the subsequent three years. In the year of 2010, AmazGame and Gamease, conducting our online game business, were Software Enterprises and enjoyed 12.5% tax rate.

As the new Corporate Income Tax Law and its implementation rules only recently went into effect, there are uncertainties on their future interpretation and implementation. We cannot assure you that the NHTE and Software Enterprise qualifications of those operating entities will not be challenged by higher level tax authorities and be repealed, or that there will not be any future implementation rules that are inconsistent with current interpretation of the Corporate Income Tax Law. If those operating entities cannot qualify for such income tax holidays, our effective income tax rate will be increased significantly and we may have to pay additional income tax to make up the previously unpaid tax, which could materially and adversely affect our results of operations.

Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC withholding tax.

The Corporate Income Tax Law imposes, among other things, that a maximum withholding tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent that such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the Implementing Regulations for the PRC Corporate Income Tax Law. A lower withholding tax rate will be applied if there is a tax treaty arrangement between China and the jurisdiction of the foreign holding companies, such as Hong Kong. Most of our China-based subsidiaries are invested by immediate foreign holding companies in Hong Kong. All of these foreign-invested enterprises are subjected to the withholding tax from January 1, 2008.

Under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (or China-HK Tax Arrangement), which became effective on January 1, 2007, the dividend withholding tax rate may be reduced to 5%, if a Hong Kong resident enterprise is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. On October 27, 2009, the PRC State Administration of Taxation issued a Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement (or Circular 601), which provides guidance on determining whether an enterprise is a “beneficial owner” under China’s tax treaties and tax arrangements. Circular 601 provides that, in order to be a beneficial owner, an entity generally must be engaged in substantive business activities. It also sets forth a list of factors, the existence of which generally does not provide support that the treaty resident is a beneficial owner. An agent or conduit company, which refers to a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits, will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits such as preferential dividend withholding tax rates. If any of our Hong Kong subsidiaries is, in the light of Circular 601, considered to be a non-beneficial owner for purpose of the China-HK Tax Arrangement, any dividends paid to it by any of our PRC subsidiaries would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to the usual New CIT Law rate of 10%.

In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and we accrued a withholding tax of approximately $5.0 million based on a 5% withholding tax rate. Except for this, since we intend to reinvest our earnings to further expand our businesses in China, our foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2010, we have not recorded any other withholding tax on the retained earnings of our foreign-invested enterprises in China.

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

Our reporting currency is the U.S. Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the U.S. dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the U.S. Dollar, our revenues as expressed in our U.S. Dollar financial statements will decline in value. On May 19, 2007, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the PBOC announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the PBOC ruled out any sharp fluctuations in the currency or a one-off adjustment. Shortly after this announcement, the center point of the currency’s official trading band broke through the 6.8 barrier to hit 6.7969 to the U.S. dollar; it broke through the 6.6 barrier to hit 6.5891 in January 2011; the appreciation is 3% in total, which is the highest center point of the past five years. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Risks Related to Our Stocks

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2010, the trading price of our common stock ranged from a low of $40.05 per share to a high of $80.94 per share. On February 25, 2011, the closing price of our common stock was $82.45 per share.

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

Our Chief Executive Officer, Dr. Zhang, beneficially owns approximately 19% of the outstanding shares of our common stock and is our largest stockholder. Our Chief Executive Officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 21% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

Anti-takeover provisions of the Delaware General Corporation Law, our certificate of incorporation and Sohu’s Stockholder Rights Plan could delay or deter a change in control.

Some provisions of our certificate of incorporation and by-laws, as well as various provisions of the Delaware General Corporation Law, may make it more difficult to acquire our company or effect a change in control of our company, even if an acquisition or change in control would be in the interest of our stockholders or if an acquisition or change in control would provide our stockholders with a premium for their shares over then current market prices. For example, our certificate of incorporation provides for the division of our Board of Directors into two classes with staggered two-year terms and provides that stockholders have no right to take action by written consent and may not call special meetings of stockholders, each of which may make it more difficult for a third party to gain control of our board in connection with, or obtain any necessary stockholder approval for, a proposed acquisition or change in control.

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

Risks Related to Our Financing Activities

Changyou’s initial public offering could have an adverse impact on Sohu.

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

Sogou’s latest equity financing could have an adverse effect on Sohu.

Sogou, one of our subsidiaries, completed a $48 million equity financing on October 22, 2010, pursuant to which Alibaba Investment Limited (“Alibaba”), China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP and Photon Group Limited (“Photon”), the investment fund of our Chairman and Chief Executive Officer Dr. Charles Zhang, each hold approximately 10%, 6% and 16% of the outstanding share capital of Sogou on a fully-diluted basis. After the equity financing, our interest in Sogou was significantly diluted, which will result in a corresponding reduction in our income from the Sogou business. Furthermore, as Sogou is no longer a wholly-owned subsidiary of us, it is possible that Sohu’s and Sogou’s interests could diverge in the future as Sohu may need to consider the interests of other shareholders of Sogou. If Sogou’s interests differs from, or are contrary to, those of Sohu, our business operations may be adversely affected.

In addition, if our sponsored search business does not break even or achieve profitability before the funds raised in Sogou’s recent financing have been exhausted and we are unable to raise additional capital from our existing Sogou investors or different investors, we could be forced to suspend the operation of our sponsored search business and, even if we were able to raise additional capital our interest in Sogou would be further diluted.

Moreover, since Sohu no longer holds 100% of Sogou, certain transactions between Sohu and Sogou, as well as between their subsidiaries and VIEs, might expose Sohu.com Inc. to 34% or 35% U.S. corporate income tax. Moreover, certain transactions entered into by Sogou and its subsidiaries and VIEs, such as investing in U.S. properties, might expose Sohu.com Inc. to the risk that these will be treated as transactions subject to U.S. tax. If Sogou were to pay a dividend to its shareholders, Sohu, as one of the shareholders of Sogou, could be subject to U.S. corporate income tax at 34% or 35% on the portion of the dividend it received.

Risks Related to Changyou.com Limited

The following risk factors were included in the annual report on Form 20-F of Changyou.com Limited (“Changyou”) for the year ended December 31, 2010.

Changyou’s limited operating history makes evaluating its business and prospects difficult.

Changyou was incorporated on August 6, 2007 in the Cayman Islands as an indirect wholly-owned subsidiary of Sohu.com Inc. On December 1, 2007, Sohu transferred all of its MMORPG business to Changyou. Changyou launched three MMORPGs when it was still a business unit of the Sohu Group, including Knight Online, or KO in June 2003, BO in October 2004 and TLBB in May 2007, of which KO and BO are licensed games. Changyou terminated the operation of KO in November 2006 when its license expired. Changyou developed TLBB in-house. TLBB generated a substantial majority of Changyou’s revenues for the years ended December 31, 2007, 2008, 2009 and 2010. Changyou’s limited operating history may not provide a meaningful basis for you to evaluate its business and prospects. Furthermore, Changyou was a business unit within the Sohu Group prior to its reorganization and had no experience running its business as a separate, stand-alone company. Changyou’s operating history as a separate, stand-alone company is still relatively short, its business strategy has not been proven over time and we cannot be certain that Changyou will be able to successfully expand its MMORPG business. In addition, you should not place undue reliance on Changyou’s financial statements included in this annual report that are for the periods prior to December 2007, as such financial statements may not be representative of Changyou’s financial condition and results of operations as they would have been if Changyou had been a separate, stand-alone company.

You should also consider additional risks and uncertainties that may be experienced by early stage companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to Changyou’s ability to:

•	develop or license new MMORPGs that are appealing to game players and meet its expected timetable for launches of new games;

•	raise its brand recognition and game player loyalty; and

•	successfully adapt to an evolving business model.

Changyou may not be successful in addressing the risks listed above, which may materially and adversely affect its business prospects.

Changyou is not likely to sustain its recent growth rate.

Changyou’s revenues have grown significantly in a relatively short period of time, in particular after its launch of TLBB in May 2007. Primarily due to the commercial success of TLBB, Changyou’s revenues grew from $1.6 million for the three months ended March 31, 2007 before the launch of TLBB to $58.4 million for the three months ended December 31, 2008 and $70.7 million for the three months ended December 31, 2009 and $91.7 million for the three months ended December 31, 2010, representing an increase of 35.5 times over seven quarters and 43.2 times over eleven quarters and 56.3 times over fifteen quarters, and its net income grew from a net loss of $1.4 million for the three months ended March 31, 2007 to net income of $29.1 million for the three months ended December 31, 2008 and $38.9 million for the three months ended December 31, 2009 and $47.8 million for the three months ended December 31, 2010. Changyou is not likely to sustain similar growth rate in revenues or net income in future periods due to a number of factors, including, among others, the greater difficulty of growing at sustained rates from a larger revenue base, the uncertain level of popularity of its future games, the potential need to expend greater amounts in order to develop or acquire new games, and the potential increases in its costs and expenses as a separate, stand-alone public company. Accordingly, you should not rely on the results of any prior period as an indication of Changyou’s future financial and operating performance.

Changyou may be adversely affected by the recent global crisis in the financial services and credit markets.

Changyou relies on the spending of its game players for its revenues, which may in turn depend on the players’ level of disposable income, perceived future earnings capabilities and willingness to spend. The growth of China’s economy experienced a slowdown after the second quarter of 2007, when the quarterly growth rate of China’s gross domestic product reached 11.9%, slowing to as low as 6.2% for the first quarter of 2009. A number of factors contributed to this slowdown, including appreciation of the RMB, which adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the PRC government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation. The slowdown was further exacerbated by the global crisis in the financial services and credit markets that began in 2008 and has resulted in extreme volatility and dislocation of the global capital markets. Although the growth rate of China’s gross domestic product accelerated and reached 11.9% in the first quarter of 2010, the growth rate has since slowed down to 9.6% in the third quarter of 2010. It is uncertain whether China’s recent recovery in economic growth is sustainable and whether the slower growth that China’s economy experienced in 2008 and 2009 could return in the near future.

It is uncertain how long the global crisis in the financial services and credit markets will continue and how much adverse impact it will continue to have on the global economy in general and the economies in China and other jurisdictions where Changyou licenses or operates its games in particular. If the game players reduce their spending on playing MMORPGs due to such uncertain economic conditions, Changyou’s business may be adversely affected.

Changyou currently depends on TLBB for a substantial majority of its revenues. Any decrease in TLBB’s popularity may materially and adversely affect the operating results of Changyou.

Changyou currently relies on its in-house developed MMORPG, TLBB, for a substantial majority of its revenues. Changyou launched TLBB in May 2007, and cannot guarantee how long TLBB will continue to sustain its current level of popularity. To prolong this game’s lifespan, Changyou needs to continually improve and update it on a timely basis with new features that appeal to existing game players and attract new game players, and to market these new features. Despite its efforts to improve TLBB, the game players may nevertheless lose interest in the game over time. See “- Changyou may not be successful in operating and improving our games to satisfy the changing demands of game players.” If Changyou fails to improve and update TLBB on a timely basis, or if its competitors introduce more popular games catering to its game player base, which could include games adapted from other novels written by Louis Cha, TLBB may lose its popularity, which could materially decrease Changyou’s revenues.

Furthermore, if there are any interruptions in TLBB’s operations due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which may also result in significant decreases in Changyou’s revenues.

Changyou expects to rely on MMORPGs as its primary source of revenue. Any adverse trend affecting MMORPGs may materially and adversely affect Changyou’s business.

Changyou entered into a Non-Competition Agreement with Sohu which prohibits it, during the non-competition period, from engaging in certain businesses, including the development and operation of online games other than MMORPGs, that Sohu conducted or contemplated conducting as of the date of the prospectus for Changyou’s initial public offering. As a result, during such non-competition period, Changyou will not be able to diversify its business into businesses, other than MMORPGs, that Sohu was currently conducting, or contemplated conducting, as of the date of the prospectus for its initial public offering, even if such businesses present growth opportunities for it. In addition, the Non-Competition Agreement does not prohibit Sohu from engaging in the development and operation of online games other than MMORPGs, even during the non-competition period. If Changyou decides to develop and operate online games other than MMORPGs that are not prohibited under the Non-Competition Agreement, such other online games may face competition from other online games, including those developed and/or operated by Sohu.

Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.

Changyou depends on purchase and continual consumption of virtual items by its game players to generate revenues, which in turn depends on the continued attractiveness of its games to the game players and their satisfactory game-playing experience. Changyou provides support for its games and collect game players’ feedback on their game-playing experience in order to resolve any programming flaws or other game operational issues in a timely manner. Changyou also uses software and systems to monitor game players’ preferences in order to develop and improve game features and virtual items in a way that is attractive to its game players. Changyou continues to improve its games through regular updates as well as periodic major enhancements using expansion packs. However, Changyou cannot assure that its efforts will be effective in eliminating program errors associated with its games, satisfying game player demands, or retaining the continued attractiveness of its games. For example:

•	Changyou may fail to provide game updates and expansion packs in a timely manner due to technologies, resources or other factors;

•	Changyou’s game updates and expansion packs may contain program errors, and their installation may create other unforeseen issues that adversely affect the game-playing experience;

•	Changyou may fail to timely respond and/or resolve complaints from its game players;

•	Changyou may fail to eliminate computer “bots,” which can disrupt its games’ smooth operation and reduce the attractiveness of our games; and

•

Changyou’s game updates and expansion packs may change rules or other aspects of its games that its game players do not welcome, resulting in reduction of peak concurrent users and/or average concurrent users of its games.

The failure to address the above-mentioned issues could adversely affect the game-playing experience of Changyou’s game players, damage the reputation of its games, shorten the lifespan of its games, and eventually result in the loss of game players and a decrease in its revenues.

Furthermore, for the games licensed from third parties, Changyou may not have access to the game source codes during the initial period of the license or at all. Without the source codes, Changyou has to rely on the licensors to provide updates and enhancements during the initial period, giving Changyou less control over the quality and timeliness of updates and enhancements. If the game players are not satisfied with the level of services they receive, they may choose to not play the games, leading to a decrease in Changyou’s revenues.

Changyou may fail to launch new games according to its timetable, and its games may not be commercially successful, or may attract game players away from its existing games.

Changyou must introduce new games that can generate additional revenue and diversify its revenue source in order to remain competitive. Changyou has several games in the pipeline, including DMD, LAW and others. Changyou expects to begin open beta testing of DMD and LAW in 2011. Changyou is developing DMD in-house and it has licensed LAW from third-party developers. Changyou will not generate any meaningful revenue from a game until it enters open beta testing. However, Changyou cannot assure that it will be able to meet its timetable for new game launches. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources, relevant authorities’ approvals and adverse developments in the relationship between Changyou and the licensors of its new licensed games could result in delayed launching of Changyou’s new games. In addition, Changyou cannot assure that its new games will be as well received in the market as TLBB, and you should not use TLBB as an indication of the commercial success of Changyou’s future games. There are many factors that may adversely affect the popularity of Changyou’s new games. For example, Changyou may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, fail to effectively plan and organize marketing and promotion activities, or fail to differentiate its new games from its existing games. If the new games Changyou introduces are not commercially successful, Changyou may not be able to recover its product development costs and sales and marketing expenses, which can be significant.

In addition, Changyou’s new games may attract game players away from its existing games. In particular, DMD is an MMORPG based on a novel written by Louis Cha, the same author of “Tian Long Ba Bu,” based on which Changyou developed TLBB. Changyou cannot assure that TLBB game players will not be attracted to play DMD instead of TLBB after DMD’s launch. If this occurred, it would decrease Changyou’s existing games’ player bases, which could in turn make these games less attractive to other game players, resulting in decreased revenues from its existing games. Game players of Changyou’s existing games may also spend less money to purchase virtual items in the new games than they would have spent if they had continued playing the existing games, which could materially and adversely affect the total revenues of Changyou.

Changyou’s business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. For example, according to data from the 2010 China Online Game White Paper issued by the Ministry of Culture of the People’s Republic of China, or MOC, 23 large online game companies launched 123 new games in 2010, accounting for 49% of the total new games launched during the year. There were four online game companies, Perfect World, Giant, Kingsoft and NetDragon, that successfully listed their shares on NASDAQ, the New York Stock Exchange or the Hong Kong Stock Exchange in the second half of 2007 alone, adding to the previously listed public companies focusing on the online game market in China, such as NetEase, Tencent and The9 Limited, most of which focus on MMORPGs. In September 2009, Shanda, which engages in the online game business, was carved out from Shanda Interactive Entertainment Limited and completed an initial public offering on NASDAQ. In 2010, Shenzhen ZQGame Co., Limited listed its shares on the Growth Enterprises Market board of the Shenzhen Stock Exchange in the PRC, becoming the first China-based online game company listed domestically in China. Moreover, there are many venture-backed private companies focusing on online game development, and MMORPG development in particular, further intensifying the competition. Recently, many of Changyou’s competitors have been aggressively hiring talent for game development, increasing spending on marketing for games and bidding for licenses of games. Changyou has also observed that there are some online games operated in China that include similar elements of design and game concepts to those of TLBB, which could have an adverse effect on the potential for increases in the number of players of TLBB. Increased competition in the online game market may make it difficult for Changyou to retain its existing employees and attract new employees, and to sustain its growth rate. Furthermore, Changyou also faces intense competition for cost-effective marketing resources for online games, such as online game-related websites, which could drive up its marketing costs and decrease the effectiveness of its marketing campaigns.

Changyou has a history of net losses, which might occur again in the future.

Changyou incurred net losses from the inception of its business until the third quarter of 2007. Changyou cannot assure that it can remain profitable or avoid net losses in the future or that there will not be any earnings or revenue declines for any future quarterly or other periods. Changyou expects that its operating expenses will increase as it grows its business, including significantly increasing its headcount and expending substantial resources for product development and marketing, and as it operates as a separate, stand-alone company. As a result, any decrease or delay in generating revenues could result in material operating losses.

Changyou’s operating results for a particular period could fall below its expectations or the expectations of investors or research analysts, resulting in a decrease in the price of its ADSs.

Changyou’s operating results may vary significantly from period to period as a result of factors beyond its control, such as the slowdown in China’s economic growth between the third quarter of 2007 and the first quarter of 2009 caused in part by the recent severe global crisis in the financial services and credit markets, and may be difficult to predict for any given period. Changyou’s past results may not be indicative of its future performance and its quarterly results may not be indicative of its full year results. If Changyou’s operating results for any period fall below its expectations or the expectations of investors or research analysts, the price of its ADSs is likely to decrease.

Changyou generates all of its revenues under the item-based revenue model, which has a short history of commercial application and presents risks related to consumer preferences and regulatory restrictions.

When Changyou first launched BO in October 2004, it generated revenue under the time-based revenue model. Currently, Changyou operates all of its games under the item-based revenue model. Under this revenue model, Changyou’s game players are free to play the games for an unlimited amount of time, but are charged for the purchases of certain virtual items. Changyou currently expects that a substantial majority of its revenues, including revenues from all of its current pipeline games, will continually be generated under the item-based revenue model. The item-based revenue model requires Changyou to design games that not only attract game players to spend more time playing, but also encourage them to purchase virtual items. The sale of virtual items requires Changyou to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If Changyou fails to design virtual items so as to incentivize game player to purchase them, it may not be able to effectively translate its game player base and their playing time into revenues. Although the item-based revenue model is currently a prevalent revenue model for MMORPGs in China, it does not have a long history of proven commercial application. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount of purchase by individual game player. A revenue model that does not charge for time may be viewed by the PRC regulators as inconsistent with this goal. Changyou cannot assure that the item-based revenue model will continue to be commercially successful, or that it will not in the future need to change our revenue model back to the time-based revenue model or to a new revenue model. Any change in revenue model could result in disruption of Changyou’s game operations and decrease in the number of its game players.

Changyou relies on data recorded in our billing systems for revenue recognition and tracking of game players’ consumption patterns of virtual items. If Changyou’s billing systems fail to operate effectively, it will not only affect the completeness and accuracy of its revenue recognition, but also its ability to design and improve virtual items that appeal to game players.

Changyou’s game operations revenues are collected through the sale of its prepaid game cards or online direct sale of game points. However, Changyou does not recognize revenues when its prepaid game card or game points are sold. Rather, Changyou’s revenues are recognized when the virtual items purchased by its game players are consumed. For consumable virtual items, including those with a predetermined expiration time, revenues are recognized as they are consumed, and for perpetual virtual items, revenues are recognized over their estimated lives. Changyou relies on its billing systems to capture the purchase and consumption of the virtual items by its game players. If its billing systems fail to accurately record the purchase and consumption information of the virtual items, Changyou may not be able to accurately recognize its revenues. In addition, various factors affect the estimated lives of perpetual virtual items, such as the average period that game players typically play its games and other game player behavior patterns, the acceptance and popularity of expansion packs, promotional events launched and market conditions, and Changyou relies on its billing systems to capture such historical game player behavior patterns and other information. If such information is not accurately recorded, or if Changyou does not have sufficient information due to its short operating history of TLBB, it will not be able to accurately estimate the lives of the perpetual virtual items, which will also affect its ability to accurately recognize its revenues from such perpetual virtual items. Therefore, if the billing systems of Changyou were damaged by system failure, network interruption, or virus infection, or attacked by a hacker, the integrity of data would be compromised, which could materially and adversely affect Changyou’s revenue recognition and the completeness and accuracy of its recognized revenues, resulting in possible restatement of its financial statements and loss of investors’ confidence in it.

In addition, Changyou relies on its billing systems to record game player purchase and consumption patterns, based on which Changyou improve its existing virtual items and design new virtual items. For example, Changyou intends to increase development efforts on the number and variety of virtual items that its game players like to purchase, and it may also adjust prices accordingly. If its billing systems fail to record data accurately, Changyou’s ability to improve existing virtual items or design new virtual items that are appealing to its game players may be adversely affected, which could in turn materially and adversely affect its revenues.

Rapid technological changes may increase the game development costs of Changyou.

The online game industry is evolving rapidly, so Changyou needs to anticipate new technologies and evaluate their possible market acceptance. In addition, government authorities or industry organizations may adopt new standards that apply to game development. Any new technologies and new standards may require increases in expenditures for MMORPG development and operations, and Changyou will need to adapt its business to cope with the changes and support these new services to be successful. If Changyou falls behind in adopting new technologies or standards, its existing games may lose popularity, and its newly developed games may not be well received in the marketplace. As a result, Changyou’s business prospects and results of operations could be materially and adversely affected.

Changyou’s business may be materially harmed if its MMORPGs are not featured in a sufficient number of Internet cafés in China.

A substantial number of game players access Changyou’s games through Internet cafés in China. Due to limited hardware capacity, Internet cafés generally feature a limited number of games on their computers. Changyou thus competes with a growing number of other online game operators to ensure that its games are featured on these computers. This competition may intensify in China due to a recent nationwide suspension of approval for the establishment of new Internet cafés in 2007, and the restrictions and control on the total number of Internet cafés nationwide by the MOC thereafter. Changyou takes steps to ensure that its games are featured in a sufficient number of Internet cafés, including maintaining good relationships with Internet café operators, requiring its distributors to maintain a sales presence in a large number of Internet cafés, conducting periodical promotional activities in select Internet cafés, and other general sales and marketing efforts. If Changyou fails to maintain good relationships with Internet café operators, or if it and/or its distributors fail to successfully persuade Internet cafés to feature its MMORPGs, its revenues may be materially and adversely affected.

Changyou’s marketing and promotion have benefited significantly from its association with Sohu. Any negative development in Sohu’s market position or brand recognition may materially and adversely affect Changyou’s marketing efforts and the popularity of its games.

Changyou is a majority owned subsidiary of Sohu and expect to continue to be part of the Sohu Group, as Sohu is expected to remain the controlling shareholder of Changyou. Changyou has benefited significantly from Sohu in marketing its games. For example, Changyou has benefited from Sohu’s large user base by marketing and advertising across Sohu’s domains and using the Sohu Group’s single-user ID system, which provides Sohu’s registered users easy access to Changyou’s games. Changyou also benefits from Sohu’s strong brand recognition in China, which has provided Changyou credibility and a broad marketing reach.

If Sohu loses its market position, the effectiveness of Changyou’s marketing efforts through its association with Sohu could be materially and adversely affected. In addition, any negative publicity associated with Sohu.com or its affiliated websites will likely have an adverse impact on the effectiveness of Changyou’s marketing on those sites as well as its reputation and brand.

Changyou may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to it, could subject it to significant liabilities and other costs.

The success of Changyou depends largely on its ability to use and develop its technology and know-how without infringing the intellectual property rights of third parties. Changyou cannot assure that third parties will not assert intellectual property claims against it. Changyou is subject to additional risks if entities licensing to its intellectual property, including, for example, game source codes, do not have adequate rights in any such licensed materials. The validity and scope of claims relating to the intellectual property of game development and technology involve complex scientific, legal and factual questions and analysis and, therefore, tend to be uncertain. If third parties assert copyright or patent infringement or violation of other intellectual property rights against Changyou, it has to defend itself in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of its technical and management personnel. An adverse determination in any such litigation or proceedings to which Changyou may become a party could subject Changyou to significant liability to third parties, require it to seek licenses from third parties, to pay ongoing royalties, or to redesign its games or subject it to injunctions prohibiting the development and operation of its games.

Changyou may need to incur significant expenses to enforce its proprietary rights, and if it is unable to protect such rights, its competitive position could be harmed.

Changyou regards its proprietary software, domain names, trade names, copyrights, trademarks, trade secrets and other intellectual property as critical to its success. In particular, Changyou has spent a significant amount of time and resources in developing TLBB and DMD. Changyou’s ability to protect its proprietary rights in connection with TLBB and DMD is critical for the success of these games and its overall financial performance. Changyou has registered a number of software in China for copyright protection and it has taken various measures to protect its source codes, including confidentiality agreements and segregation of source codes, so that only its Chief Technology Officer has access to the entire source codes for any of its games. Changyou has applied for registration of 281 trademarks in the PRC, including those related to its company name and its MMORPGs. Changyou has obtained a trademark registration certificate in the PRC relating to TLBB. Changyou has also applied for 73 trademarks in total in countries and regions such as Taiwan, the United States, Europe, Malaysia, Turkey and Vietnam relating to its company name and its MMORPGs. Changyou has obtained four trademarks relating to TLBB and two trademarks relating to DMD in Taiwan and three trademarks relating to DMD in Japan. In addition, Changyou has obtained six trademarks in the European Union relating to TLBB. However, Changyou may not succeed in obtaining trademarks that it has applied for, including any trademarks relating to TLBB and DMD. Any failure to register trademarks in any country or region may limit Changyou’s ability to protect its rights in such country or region under relevant trademark laws, and Changyou may even need to change the name or the relevant trademark in certain cases, which may adversely affect its branding and marketing efforts.

In addition, Changyou cannot assure that its measures will be sufficient to protect its proprietary information and intellectual property. Intellectual property rights and confidentiality protection in China may not be as effective as in the United States or other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive. Any steps Changyou has taken to prevent the misappropriation of its proprietary technology may be inadequate. The validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws and enforcement procedures in the PRC are uncertain and may not protect intellectual property rights in this area to the same extent as do the laws and enforcement procedures in the United States and other developed countries.

Despite Changyou’s efforts to protect its intellectual property, other online game developers may copy its ideas and designs, and other third parties may infringe its intellectual property rights. For example, certain third parties have misappropriated the source codes of previous versions of TLBB and have set up unauthorized servers in China and elsewhere to operate TLBB to compete with Changyou. As a result, Changyou has taken measures to enforce its intellectual property rights. However, such measures may not be successful in eliminating these unauthorized servers. The existence of unauthorized servers may attract game players away from Changyou’s games and may result in decreases in its revenues. Litigation relating to intellectual property rights may result in substantial costs to Changyou and diversion of resources and management attention away from Changyou’s business, and may not be successful. In addition, as the ideas and designs of Changyou are not protected by patents, other online game developers may independently develop ideas and designs that compete with Changyou.

Changyou may fail to maintain a stable and efficient physical distribution network for its prepaid game cards.

Online payment systems in China are in a developmental stage and are not as widely available to or accepted by consumers in China as they are in the United States. Changyou relies heavily on a physical distribution network composed of third-party distributors to cover a network of retail outlets across China for the sales of its prepaid game cards to its game players. As a result, Changyou’s revenues could be adversely affected by the under-performance of its distributors, such as the failure to meet minimum sales or penetration targets or the failure to establish an extensive retail network. Changyou generally signs one-year agreements with its distributors. Changyou may not continue to maintain favorable relationships with them. In addition, the distributors may violate the distribution agreements. Such violations may include, among other things, their:

•	failure to maintain minimum price levels for Changyou’s prepaid game cards in accordance with the distribution agreements;

•	failure to properly promote Changyou’s MMORPGs in local Internet cafés and other important outlets, or cooperate with Changyou’s sales and marketing team’s efforts in their designated territories; and

•	selling Changyou’s prepaid game cards outside their designated territories.

In the past, some of the distributors have failed to carry out their obligations in accordance with the distribution agreements, which resulted in termination of Changyou’s distribution relationship with them. If Changyou decides to penalize, suspend or terminate its distributors for acting in violation of the distribution agreements, or if the distributors fail to address material violations committed by any of their retail outlets in a timely manner, Changyou’s ability to effectively sell its prepaid game cards in any given territory could be negatively impacted, which could materially and adversely affect its revenues.

Changyou could be liable for breaches of security of its and the third-parties’ online payment platforms, and sales made through those channels might have a negative impact on its revenues.

Currently, Changyou directly sells a substantial portion of virtual prepaid game cards and game points to its game players through third-party online payment platforms. In all these online transactions, secured transmission of confidential information, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, over public networks is essential to maintain consumer confidence. In addition, Changyou expects that an increasing amount of its sales will be conducted over the Internet as a result of the growing use of online payment systems. As a result, the associated online crime will likely increase as well. The current security measures of Changyou and those of the third parties with whom Changyou transacts business may not be adequate. Changyou must be prepared to increase its security measures and efforts so that its game players have confidence in the reliability of the online payment systems that it uses, which will require additional costs and expenses and may still not be completely safe. In addition, Changyou does not have control over the security measures of its third-party online payment vendors. Security breaches of the online payment systems that Changyou uses could expose it to litigation and possible liability for failing to secure confidential customer information and could harm its reputation, ability to attract customers and ability to encourage customers to purchase virtual items.

Changyou are dependent upon its existing management, its key development personnel and its qualified technical personnel, and its business may be severely disrupted if Changyou loses their services.

The future success of Changyou depends substantially on the continued services of its executive officers and its key development personnel, such as its Chief Executive Officer, Tao Wang, who has been instrumental in the development of TLBB; its Chief Technology Officer, Xiaojian Hong; its President and Chief Operating Officer, Dewen Chen; and its Chief Financial Officer, Alex Ho. If one or more of the executive officers or key development personnel were unable or unwilling to continue in their present positions, Changyou might not be able to replace them easily or at all. In addition, if any of its executive officers or key employees joins a competitor or forms a competing company, Changyou may lose know-how, key professionals and staff members as well as suppliers. These executive officers and key employees could develop and operate games that could compete with and take game players away from Changyou’s existing and future games. Each of the executive officers and key personnel has entered into an employment agreement with Changyou, which contains non-competition provisions. However, if any dispute arises between the executive officers or key employees and Changyou, these non-competition provisions may not be enforceable in China.

Changyou is rapidly expanding its business and need to hire a significant number of new employees. If Changyou is unable to attract a sufficient number of qualified new employees or retain its existing employees, its business prospects may be materially and adversely affected.

As Changyou is in the early stages of its development and its business is growing rapidly, it has needed, and expects to continue to need, to increase the number of its employees, including senior-level executives, experienced project managers, game development personnel and game operation professionals. The number of its employees increased 69.0% between the end of 2009 and the end of 2010. Changyou’s industry in China is characterized by high demand and intense competition for talent, particularly for game developers and related technical personnel, and Changyou may not be able to attract a sufficient number of additional qualified new employees or retain existing employees to meet the growth of its business, in which case its growth strategy and its business prospects could be materially and adversely affected.

Changyou’s business could suffer if it does not successfully manage its current and future growth.

Changyou has experienced a period of rapid growth and expansion that has placed, and will continue to place, strain on its management personnel, systems and resources. To accommodate the growth pursuant to its strategies, Changyou anticipates that it will need to implement a variety of new and upgraded operational and financial systems, including online payment systems and related security systems, procedures and controls, and the improvement of accounting and other internal management systems, all of which require substantial management efforts and financial resources. Changyou will also need to continue to expand, train, manage and motivate its workforce, and manage its relationships with its distributors, third-party service providers and game player base. All of these endeavors will require substantial management effort and skills and the incurrence of additional expenditures. Changyou cannot assure that it will be able to efficiently or effectively implement its growth strategies and manage the growth of its operations, and any failure to do so may limit its future growth and hamper its business strategy.

Changyou incurs additional costs and face significant risks when it licenses its games outside of China and seeks to expand its operations to select markets, such as the United States, the United Kingdom, Malaysia and Korea. If Changyou fails to manage these risks, its growth and business prospects could be materially and adversely affected.

Changyou currently licenses TLBB to third-party operators to operate the game in Taiwan, Hong Kong, Vietnam, Malaysia and Singapore and Thailand. Pursuant to its strategy, Changyou plans to continue to license TLBB and other future games in these and other overseas markets. Changyou has also expanded its direct MMORPG operations to select markets, such as the United States, the United Kingdom, Malaysia and Korea, and expects to expand its direct MMORPG operations to other overseas markets. Identifying appropriate overseas markets, negotiating with potential third-party licensees and managing its relationships with its licensees all require substantial management effort and skills and the incurrence of additional expenditures. Licensing games, or operating them directly overseas, also requires translation of its games to the local language of the overseas market in which Changyou plans to license or operate, and may require customization as well, both of which require additional costs and expenses. Furthermore, there are additional risks in connection with the licensing or direct operation of the games overseas, including:

•	difficulties in identifying and maintaining good relationships with licensees who are knowledgeable about, and can effectively distribute and operate the games in, overseas markets;

•

difficulties and costs relating to compliance with the different legal requirements and commercial terms in the overseas markets in which Changyou licenses or directly operates its games, such as game export regulatory procedures, taxes and other restrictions and expenses;

•	difficulties in maintaining the reputation of Changyou and its games, when its games are operated by licensees in the overseas markets pursuant to their own standards;

•	difficulties in managing its overseas employees when Changyou operates its games directly overseas;

•	changes in the political, regulatory or economic conditions in a foreign country or region, or public policies toward online games;

•	fluctuations in currency exchange rate;

•	difficulties in verifying revenues generated from the games by the licensees for purposes of determining the royalties to Changyou;

•	difficulties in protecting the intellectual property of Changyou;

•	exposure to different regulatory systems governing the protection of intellectual property and the regulation of online games, the Internet and the export of technology;

•	the risk that the regulatory authorities in foreign countries or regions may impose withholding taxes, or place restriction on repatriation of Changyou’s profits; and

•	inherent difficulties and delays in contract enforcement and collection of receivables through the use of foreign legal systems.

If Changyou is unable to manage these risks effectively, its ability to license or operate directly its games overseas may be impaired, which may materially and adversely affect its future growth, financial condition and results of operations.

Potential future acquisitions and/or strategic alliances may have an adverse effect on Changyou’s ability to manage its business.

Changyou may acquire technologies, businesses or assets that are complementary to its business and/or enter into strategic alliances in order to leverage its position in the Chinese online game market. Future acquisitions or strategic alliances would expose Changyou to potential risks, including risks associated with the integration of new technologies, businesses and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from its existing business, and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions or strategic alliances. Any difficulties encountered in the acquisition and strategic alliance process may have an adverse effect on Changyou’s ability to manage its business.

Changyou does not have business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, or offer them at a high price. As a result, Changyou does not have any business liability, loss of data or disruption insurance coverage for its operations in China. Any business disruption, litigation or natural disaster might result in Changyou’s incurring substantial costs and the diversion of its resources.

There are uncertainties regarding the future growth of the online game industry in China.

The online game industry, from which Changyou derives all of its revenues, is a relatively new and evolving industry. The growth of the online game industry and the level of demand and market acceptance of Changyou’s games are subject to a high degree of uncertainty. The future operating results of Changyou will depend on numerous factors affecting the online game industry, many of which are beyond its control, including:

•	the growth of personal computer, Internet and broadband users and penetration in China and other markets in which Changyou offers its games, and the rate of any such growth;

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•

general economic conditions in China, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in China’s economic growth between the third quarter of 2007 and the first quarter of 2009;

•	the availability and popularity of other forms of entertainment, particularly games of console systems, which are already popular in developed countries and may gain popularity in China; and

•	changes in consumer demographics and public tastes and preferences.

There is no assurance that online games, in particular MMORPGs, will continue to be popular in China or elsewhere. A decline in the popularity of online games in general, or the MMORPGs that Changyou operates, will likely adversely affect its business and prospects.

The successful operation of Changyou’s business and implementation of its growth strategies, including its ability to accommodate additional game players in the future, depend upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Although private Internet service providers currently exist in China, almost all access to the Internet is maintained through state-owned telecommunications operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or MIIT (formerly the Ministry of Information Industry). Changyou relies on this infrastructure to provide data communications capacity primarily through local telecommunications lines. Although the government has announced plans to develop aggressively the national information infrastructure, there is no assurance that this infrastructure will be developed as planned or at all. In addition, Changyou will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands necessary for the continued growth in Internet usage.

The limited use of personal computers in China and the relatively high cost of Internet access in relation to per capita gross domestic product may limit the development of the Internet in China and impede Changyou’s growth.

The penetration rate for personal computers in China is significantly lower than it is in the United States and other developed countries. Furthermore, the cost of Internet access is still relatively high as compared to other developed countries. The limited use of personal computers in China and the relatively high cost of Internet access may limit the growth of the business of Changyou. In addition, there may be increases in Internet access fees or telecommunication fees in China. If that happens, the number of Changyou’s game players may decrease and the growth of its game player base may be materially impacted.

Changyou faces risks related to health epidemics and other natural disasters.

Changyou’s business could be adversely affected by the effects of avian flu, SARS, H1N1 or other epidemics or outbreaks. China reported a number of cases of SARS in 2003, which resulted in the closure by the PRC government of many businesses in May and June of 2003 to prevent the transmission of SARS. Similarly, there were many businesses in China that were affected by the outbreak of the H1N1 virus in 2009. In recent years, there have been reports of occurrences of avian flu in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of avian flu, SARS, H1N1 or other adverse public health developments in China may have a material adverse effect on the business operations of Changyou. These could include illness and loss of Changyou’s management and key employees, as well as temporary closure of its offices and related other businesses, such as server operations, upon which Changyou relies. Such loss of management and key employees or closures would severely disrupt the business operations of Changyou. Changyou has not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS, H1N1 or any other epidemic. In addition, other major natural disasters may also adversely affect Changyou’s business by, for example, causing disruptions of the Internet network or otherwise affecting access to its games.

If the PRC government determines that the VIE structure for operating its business does not comply with PRC government restrictions on foreign investment in the online game industry, Changyou could face severe penalties.

Various regulations in China currently restrict or prevent foreign-invested entities from engaging in telecommunication services, including operating online games. Because of these restrictions, the MMORPG operations of Changyou in the PRC are conducted through its variable interest entities, or VIEs, including Beijing Gamease Age Digital Technology Co., Ltd., or Gamease, a PRC company that is owned by its Chief Executive Officer and its President and Chief Operating Officer, Beijing Guanyou Gamespace Digital Technology Co., Ltd., or Guanyou Gamespace, a PRC company that is owned by its Chief Executive Officer and its President and Chief Operating Officer, and Shanghai ICE Information Technology Co., Ltd., or Shanghai ICE, a PRC company that is owned by two Changyou employees. All of the nominee shareholders of those VIEs are PRC citizens. Gamease, Guanyou Gamespace and Shanghai ICE are effectively controlled by Beijing AmazGame Age Internet Technology Co., Ltd., or AmazGame, Beijing Changyou Gamespace Software Technology Co., Ltd., or Gamespace, and ICE Information Technology (Shanghai) Co., Ltd, or ICE WFOE, respectively, all of which are PRC companies and indirect wholly-owned subsidiaries of Changyou, through a series of contractual arrangements.

A circular issued by MIIT in July 2006, or the MIIT circular, reiterated restrictions on foreign investment in telecommunications businesses. Under this circular, a domestic company that holds a license for the provision of Internet information service, or an ICP license, or a license to conduct any value-added telecommunications business in China, is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China.

Furthermore, trademarks and domain names that are used in a value-added telecommunications business must be owned by the local ICP license holder. The MIIT circular further requires each ICP license holder to have appropriate facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. Due to a lack of interpretative materials from the authorities, it is uncertain whether MIIT would consider Changyou’s corporate structures and contractual arrangements as a kind of foreign investment in telecommunication services. Therefore, it is unclear what impact the MIIT circular might have on Changyou or the other Chinese Internet companies that have adopted the same or similar corporate structures and contractual arrangements as Changyou does.

On September 28, 2009, the GAPP, together with the National Copyright Administration, and National Office of Combating Pornography and Illegal Publications jointly issued a Notice on Further Strengthening on the Administration of Pre-examination and Approval of Online Game and the Examination and Approval of Imported Online Game, or the GAPP Notice. The GAPP Notice states that foreign investors are not permitted to invest in online game operating businesses in China via wholly-owned, China-foreign equity joint ventures or cooperative joint ventures or to exercise control over or participate in the operation of domestic online game businesses through indirect means, such as other joint venture companies or contractual or technical arrangements. It is unclear whether GAPP will deem Changyou’s VIE structure to be such an “indirect means” for foreign investors to exercise control over or participate in the operation of domestic online game business. If Changyou’s VIE structure were deemed to be one such an “indirect means” under the GAPP Notice, the VIE structure might be challenged by the GAPP authorities.

If Changyou was found to be in violation of any existing or future PRC laws, regulations or notices, including the MIIT circular and the GAPP Notice, regulatory authorities with jurisdiction over the licensing and operation of online games would have broad discretion in dealing with such a violation, including levying fines, confiscating Changyou’s income, revoking the business or operating licenses of Gamease, Guanyou Gamespace, Shanghai ICE, AmazGame, Gamespace and/or ICE WFOE, requiring Changyou to restructure the relevant ownership structure or operations, or requiring Changyou to discontinue all or any portion of Changyou’s game operations. Any of these actions could cause significant disruption to Changyou’s business operations.

Changyou’s contractual arrangements with the VIEs and their shareholders may not be as effective in providing control over the VIEs as direct ownership of the VIEs and the shareholders of the VIEs may have potential conflicts of interest with Changyou.

Changyou has no ownership interest in Gamease, Guanyou Gamespace or Shanghai ICE and it conducts substantially all of its operations and generate substantially all of its revenues through contractual arrangements that its subsidiaries, AmazGame, Gamespace and ICE WFOE had entered into with Gamease, Guanyou Gamespace, Shanghai ICE and their shareholders respectively, and such contractual arrangements are designed to provide Changyou with effective control over Gamease, Guanyou Gamespace and Shanghai ICE. Changyou depends on Gamease, Guanyou Gamespace and Shanghai ICE to hold and maintain certain licenses necessary for its game business. Gamease, Guanyou Gamespace and Shanghai ICE collectively own all of the necessary intellectual property, facilities and other assets relating to the operation of Changyou’s games and employ personnel for Changyou’s game operations and distribution.

These contractual arrangements may not be as effective in providing Changyou with control over Gamease, Guanyou Gamespace and Shanghai ICE as direct ownership. If Changyou had direct ownership of Gamease, Guanyou Gamespace and Shanghai ICE, it would be able to exercise its rights as a shareholder to effect changes in their Boards of Directors, which in turn could effect changes, at the management level. Due to its VIE structure, Changyou has to rely on contractual rights to effect control and management of Gamease, Guanyou Gamespace and Shanghai ICE, which exposes it to the risk of potential breach of contract by the shareholders of Gamease, Guanyou Gamespace and Shanghai ICE. In addition, as each of Gamease, Guanyou Gamespace and Shanghai ICE is jointly owned by its respective shareholders, it may be difficult for Changyou to change its corporate structure if such shareholders refuse to cooperate with it.

The shareholders of Gamease, Guanyou Gamespace or Shanghai ICE may breach, or cause Gamease, Guanyou Gamespace or Shanghai ICE to breach, the contracts for a number of reasons. For example, their interests as shareholders of Gamease, Guanyou Gamespace or Shanghai ICE and the interests of Changyou may conflict and Changyou may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, Changyou may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost Changyou’s substantial financial and other resources, and result in disruption of its business, and Changyou cannot assure that the outcome will be in its favor.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit Changyou’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event Changyou is unable to enforce these contractual arrangements, it may not be able to exert effective control over Gamease, Guanyou Gamespace or Shanghai ICE, and its ability to conduct its business may be materially and adversely affected.

Changyou’s contractual arrangements with its VIEs may result in adverse tax consequences to it.

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Changyou could face material adverse tax consequences if the PRC tax authorities determine that its contractual arrangements with any of Gamease, Guanyou Gamespace or Shanghai ICE were not made on an arm’s length basis and adjust its income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by Gamease, Guanyou Gamespace or Shanghai ICE, which could adversely affect Changyou by (i) increasing the tax liability of Gamease, Guanyou Gamespace or Shanghai ICE without reducing the tax liability of AmazGame, Gamespace or ICE WFOE, which could further result in interest being levied to Changyou for underpaid taxes; or (ii) limiting the ability of Gamease, Guanyou Gamespace, Shanghai ICE, AmazGame, Gamespace and/or ICE WFOE to maintain preferential tax treatments and other financial incentives. If for any reason Changyou needs to cause the transfer of one of the shareholders’ shares in any of Gamease, Guanyou Gamespace or Shanghai ICE to a different nominee shareholder (such as if, for example, one of such shareholders is no longer employed by Changyou), it might be required to pay individual income tax, on behalf of the transferring shareholder, on any gain deemed to have been realized by such shareholder on such transfer.

Substantially all of Changyou’s revenues are generated through Gamease, Guanyou Gamespace and Shanghai ICE, its VIEs, and it relies on payments made by its VIEs to AmazGame, Gamespace and ICE WFOE, Changyou’s subsidiaries, pursuant to contractual arrangements to transfer any such revenues to AmazGame, Gamespace and ICE WFOE. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect Changyou’s business and its ability to pay dividends to its shareholders and ADS holders.

Changyou conducts substantially all of its operations through Gamease, Guanyou Gamespace and Shanghai ICE, its VIEs, which generate substantially all of its revenues. As our VIEs are not owned by Changyou’s subsidiaries, they are not able to make dividend payments to the subsidiaries. Instead, each of AmazGame, Gamespace and ICE WFOE, as Changyou’s subsidiaries in China, entered into a number of contracts with its corresponding VIE, pursuant to which the VIE pays the PRC subsidiary of Changyou for certain services that the PRC subsidiary of Changyou provides to the VIE. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VATs, which effectively reduce the amount that Changyou receives from the VIEs. Changyou cannot assure that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect Changyou’s ability to receive payments from the VIEs or the amount of such payments, and may in turn materially and adversely affect its business, its net income and its ability to pay dividends to its shareholders and ADS holders.

Changyou’s VIEs Shanghai ICE and Guanyou Gamespace are in the process of applying for Internet publishing licenses that are required under PRC regulations for certain games it currently operates or plans to launch in the future. If GAPP challenges the commercial operation of certain of Changyou’s games, or if Changyou fails to obtain necessary licenses to commercially operate certain of its games, it may be subject to various penalties, including restrictions on its operations.

Pursuant to PRC regulations issued by GAPP and MIIT relating to the regulation of online publication, an online game operator needs to obtain an Internet publishing license and each game in operation needs to be granted a publishing number in order to directly make its online games publicly available in the PRC, as operating online games is deemed to be an online publishing activity. Gamease, Changyou’s VIE operating TLBB, BO, BH2, DHSH, ZHYX and IF, has obtained an Internet publishing license, while each of Shanghai ICE, a VIE of Changyou that operates SJQY, and Guanyou Gamespace, a VIE of Changyou which currently has no game in operation but is expected to conduct operations of certain online games in the future, is still in the process of applying for an Internet publishing license. We cannot assure you that Shanghai ICE or Guanyou Gamespace will be able to obtain an Internet publishing license or obtain such a license in a timely manner. TLBB, BO, BH2, ZHYX, DHSH, IF and SJQY were granted publishing numbers and published through third parties that were licensed electronic publishing entities, because neither Gamease nor Shanghai ICE had obtained an Internet publishing license at the time those online games were made publicly available. Our agreements regarding the publication of TLBB, BO and DHSH with certain third-party licensed electronic publishing entities expired on December 5, 2010, December 20, 2010 and November 30, 2010, respectively. Our agreements regarding the publication of BH2, ZHYX, IF and SJQY with certain third-party licensed electronic publishing entities will expire on February 22, 2012, December 16, 2012, December 5, 2011 and July 22, 2015, respectively. Gamease is in the process of making a filing with GAPP in order to change the publisher for TLBB, BO and DHSH to Gamease. After the publication agreements for BH2, ZHYX and IF expire, Gamease also intends to change the publisher of those games to Gamease and make all necessary filings with GAPP regarding any such change. After the publication agreements for SJQY expire, if Shanghai ICE has obtained an Internet publishing license, it will change the publisher for SJQY to Shanghai ICE, and make all necessary filings with GAPP regarding such change, or, if Shanghai ICE has not obtained an Internet publishing license, it will work with the third-party licensed electronic publishing entity to extend the publication agreements for SJQY. The current PRC regulations are not clear as to the consequence of obtaining publishing numbers through third party electronic publishing entities and operating without an Internet publishing license. Changyou has made oral inquiries with the officials at GAPP and has been informed that GAPP is aware of and does not object to such practice, so long as applications for Internet publishing licenses have been filed with GAPP. However, due to lack of formal interpretation on this issue, if its current practice is later challenged by GAPP, Changyou may be subject to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of its business license, or the forced discontinuation of, or restrictions on, its operations.

Regulation and censorship of information disseminated over the Internet in China may adversely affect Changyou’s business, and Changyou may be liable for information displayed on, retrieved from or linked to its websites.

The PRC government has adopted regulations governing Internet access and the distribution of news and other information over the Internet. Under these regulations, Internet content providers and Internet publishers are prohibited from posting or displaying over the Internet any content that, among other things, violates PRC laws and regulations, impairs the national dignity of China, or is obscene, superstitious, fraudulent or defamatory. When Internet content providers and Internet publishers, including online game operators, find that information falling within the above scope is transmitted on their websites or is stored in their electronic bulletin service systems, they are required to terminate the transmission of such information or delete such information immediately, keep records, and report to relevant authorities. Failure to comply with these requirements could result in the revocation of Changyou’s ICP license and other required licenses and the closure of Changyou’s websites. Website operators may also be held liable for prohibited information displayed on, retrieved from or linked to their websites.

In addition, the MIIT has published regulations that subject website operators to potential liability for the actions of game players and others using their websites, including liability for violations of PRC laws prohibiting the dissemination of content deemed to be socially destabilizing.

As these regulations are relatively new and subject to interpretation by the relevant authorities, it may not be possible for Changyou to determine in all cases the type of content that could result in liability for it as an MMORPG developer and operator. In addition, Changyou may not be able to control or restrict the content of other Internet content providers linked to or accessible through its websites, or content generated or placed on its websites by its game players, despite its attempt to monitor such content. To the extent that regulatory authorities find any portion of Changyou’s content objectionable, they may require Changyou to curtail its games, which may reduce its game player base, the amount of time its games are played or the purchases of virtual items.

There are currently no laws or regulations in the PRC governing property rights of virtual assets and therefore it is not clear what liabilities, if any, Changyou may have relating to the loss of virtual assets by its game players.

In the course of playing the games, some virtual assets, such as game player experience, skills and weaponry, are acquired and accumulated. Such virtual assets can be highly valued by game players and in some cases are traded among game players for real money or assets. In practice, virtual assets can be lost for various reasons, such as data loss caused by delay of network service by a network crash, or by hacking activities. There are currently no PRC laws and regulations governing property rights of virtual assets. As a result, it is unclear who the legal owner of virtual assets is and whether the ownership of virtual assets is protected by law. In addition, it is unclear under PRC law whether an operator of online games such as Changyou would have any liability (whether in contract, tort or otherwise) for loss of such virtual assets by game players. Based on several judgments regarding the liabilities of online game operators for loss of virtual assets by game players, the courts have generally required the online game operators to provide well-developed security systems to protect such virtual assets owned by game players. In the event of a loss of virtual assets, Changyou may be sued by game players and may be held liable for damages.

Changyou’s operations may be adversely affected by implementation of new anti-fatigue-related regulations.

The PRC government may decide to adopt more stringent policies to monitor the online game industry as a result of adverse public reaction to perceived addiction to online games, particularly by minors. On April 15, 2007, eight PRC government authorities, including the GAPP, the Ministry of Education and MIIT, issued a notice requiring all Chinese online game operators to adopt an “anti-fatigue system” in an effort to curb addiction to online games by minors. Under the anti-fatigue system, three hours or less of continuous play is defined to be “healthy,” three to five hours is defined to be “fatiguing,” and five hours or more is defined to be “unhealthy.” Game operators are required to reduce the value of game benefits for minor game players by half when those game players reach the “fatigue” level, and to zero when they reach the “unhealthy” level. In addition, online game players in China are now required to register their identity card numbers before they can play an online game. This system allows game operators to identify which game players are minors. These restrictions could limit Changyou’s ability to increase its business among minors. Furthermore, if these restrictions were expanded to apply to adult game players in the future, Changyou’s business could be materially and adversely affected.

The PRC government has begun to tighten its regulation of Internet cafés, which are currently one of the primary places where Changyou’s games are played. Stricter government regulation of Internet cafés could restrict Changyou’s ability to maintain or increase its revenues and its game player base.

Internet cafés are one of the primary places where Changyou’s games are played. In April 2001, the PRC government began tightening its regulation and supervision of Internet cafés. In particular, a large number of Internet cafés without requisite government licenses have been closed. In addition, the PRC government has imposed higher capital and facility requirements for the establishment of Internet cafés. The PRC government’s policy, which encourages the development of a limited number of national and regional Internet café chains and discourages the establishment of independent Internet cafés, may also slow down the growth in the number of new Internet cafés. In February 2007, several central governmental authorities jointly issued a notice suspending the issuance of new Internet café licenses, and the total number of Internet Cafés nationwide is restricted and controlled by the relevant authorities. Governmental authorities may from time to time impose stricter requirements, such as the customers’ age limit and hours of operation, among others, as a result of the occurrence and perception of, and the media attention on, gang fights, arson and other incidents in or related to Internet cafés. So long as Internet cafés remain as one of the primary places for game players to play Changyou’s games, any reduction in the number, or any slowdown in the growth, of Internet cafés or restrictions in their operations in China could limit Changyou’s ability to maintain or increase its revenues and its game player base, thereby adversely affecting the results of operations and business prospects of Changyou.

Restrictions on virtual currency may adversely affect the game operations revenues of Changyou.

The online game revenues of Changyou are collected through the sale of its prepaid cards or online sale of game points. The Notice on the Reinforcement of the Administration of Internet Cafés and Online Games, or the Internet Cafés Notice, issued by MOC on February 15, 2007, directs the People’s Bank of China, or PBOC, to strengthen the administration of virtual currency in online games to avoid any adverse impact on the PRC economy and financial system. This notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase virtual items. On June 4, 2009, the MOC and the Ministry of Commerce, or MOFCOM jointly issued the Notice on Strengthening the Administration of Online Game Virtual Currency (the “Notice”). In this Notice, the authorities for the first time define “Virtual Currency” as a type of virtual exchange instrument issued by online game operators, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by the online game operators in electronic record format and represented by specific numeric units. In addition, the Notice categorizes companies involved with virtual currency as either issuers or trading platforms and prohibits companies from simultaneously engaging both as issuers and as trading platforms. Most importantly, one of the Notice’s stated intended objectives is to limit the circulation of virtual currency and thereby reduce concerns that it may impact real world inflation. Specifically, the Notice provides that online game operators are required to report the total amount of their issued virtual currencies on a quarterly basis and game operators are prohibited from issuing disproportionate amounts of virtual currencies in order to generate revenues. In addition, the Notice reiterates that virtual currency can only be provided to users in exchange for an RMB payment and can only be used to pay for virtual goods and services of the issuers. Online game operators are strictly prohibited from providing lucky draws or lotteries which are conducted on the condition that participants contribute cash or virtual currencies in exchange for game props or virtual currencies. The Notice also places potentially burdensome obligations on online game operators, including a requirement that operators keep transaction data records for no less than 180 days and a prohibition on operators’ providing virtual currency trading services to minors. In order to comply with the requirements of the Notice, it may be necessary for Changyou to change its virtual currency distribution channel, and its business model may be affected accordingly and it may put more efforts in consummating its database so as to keep users’ information longer. These restrictions may result in higher costs of the online game operation of Changyou and lower sales of its prepaid cards or game points, which may have an adverse effect on its games revenue.

Changyou’s business may be adversely affected by public opinion and governmental policies in China as well as in other jurisdictions where Changyou license its MMORPGs to third parties.

Currently, most of Changyou’s game players in China are young males, many of whom are students. Due to a relatively high degree of game player loyalty to MMORPGs, easy access to personal computers and Internet cafés, and the lack of other appealing forms of entertainment in China, many teenagers in China frequently play online games. This may result in these teenagers spending less time on or refraining from other activities, including education, vocational training, sports, and taking rest, which could result in adverse public reaction and stricter government regulation. For example, the PRC government has promulgated anti-fatigue-related regulations to limit the amount of time minors can play online games. The PRC government has also begun to tighten its regulations on Internet cafés, currently one of the primary places where online games are played, including limiting the issuance of Internet café operating licenses and imposing higher capital and facility requirements for the establishment of Internet cafés.

Adverse public opinion could discourage game players from playing Changyou’s games, and could result in government regulations that impose additional limitations on the operations of online games as well as the game players’ access to online games. For example, in January of 2011, MIIT and other six central government authorities jointly issued a circular under which online game operators are required to adopt various measures to maintain a system to communicate with the parents or other guardians of minors playing online games. Online game operators are required to monitor the activities of the minors and suspend the accounts of minors if so requested by the minors’ parents or other guardians. Changyou believes stricter government regulations, such as regulations imposing stricter age and hour limits on Internet cafés, limiting the issuance of virtual currency by online game operators or the amount of virtual currency that can be purchased by an individual game player, or extending anti-fatigue-related regulations to adults, could be implemented in the future. Such adverse public opinion and tightened government regulations could materially and adversely affect the business prospects of Changyou and its ability to maintain or increase revenues.

In addition, the PRC State Administration of Taxation previously announced that it will tax game players on the income derived from the trading of virtual currencies at the rate of 20%. However, it is currently unclear how the tax will be collected or if there will be any effect on Changyou’s game players or its business.

Moreover, similar adverse public reaction may arise, and similar government policies may be adopted, in other jurisdictions where Changyou licenses or operates its games, which could materially and adversely affect Changyou’s overseas licensing or game operations revenues.

The laws and regulations governing the online game industry in China are evolving and subject to future changes. Changyou may fail to obtain or maintain all applicable permits and approvals.

The online game industry in China is highly regulated by the PRC government. Various regulatory authorities of the PRC central government, such as the State Council, the MIIT, GAPP, the MOC and the Ministry of Public Security, are empowered to issue and implement regulations governing various aspects of the online game industry.

Changyou is required to obtain applicable permits or approvals from different regulatory authorities in order to operate its MMORPGs. For example, as an online game operator in China, Changyou must obtain an Online Cultural Operating Permit from the MOC and an Internet publishing license from GAPP in order to distribute games through the Internet and, under the GAPP Notice, Changyou must also obtain additional approval from GAPP for any upgrade, expansion pack or new version of any existing game that has previously been approved by GAPP. If Changyou fails to maintain any of its permits or approvals or to apply for permits and approvals on a timely basis, it may be subject to various penalties, including fines and the discontinuation or restriction of its operations.

As the online game industry is at an early stage of development in China, new laws and regulations may be adopted from time to time to require additional licenses and permits other than those Changyou currently has, and address new issues that arise. In addition, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the online game industry. For example, there is ambiguity on the regulatory authority and responsibilities between GAPP and the MOC in regulating online games and, as a result, there may be overlapping approval requirements with respect to the same aspect of Changyou’s games or its game operation. Changyou cannot assure that it will be able to obtain timely, or at all, required licenses or any other new license required in the future. Changyou cannot assure that it will not be found in violation of any current PRC laws or regulations should their interpretations change, or that it will not be found in violation of any future PRC laws or regulations.

Further strengthened supervision of the online game industry may adversely affect the online game operation of Changyou.

In the GAPP Notice, GAPP stated that it is the only governmental department with authority for examination and pre-approval of online games, and that all online game operators must obtain an internet publishing license to provide online game services. Under the GAPP Notice, additional approvals from GAPP are required when game operators release new versions or expansion packs, or make any changes to the originally approved online game. In addition, on July 1, 2009, GAPP issued a Notice on Strengthening the Approval and Administration of Imported Online Games;, in which GAPP stated that it is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners. In the event of any failure to meet the above-mentioned requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. The online game business of Changyou may be adversely affected by these two GAPP notices. The launch of expansion packs and imported games might be delayed because of the extra approval required. Such delay in releasing expansion packs or imported games may result in higher costs for the online game operation of Changyou and have an adverse effect on its game revenue.

On June 3, 2010, the MOC issued Interim Measures for Online Games Administration, or the “Online Game Measures”, which became effective on August 1, 2010, aiming to further strengthen the MOC’s supervision of the online game industry. Specifically, the Online Game Measures reiterate that the MOC has the power to review the content of all online games except online game publications that have been pre-approved by GAPP. However, the Online Game Measures do not clearly specify what constitutes “online game publication.” Furthermore, the Online Game Measures provide that all domestic online games must be filed with the MOC, while all imported online games are subject to a content review prior to their launch. If a substantial change (for example, any significant modification to a game’s storyline, language, tasks, or trading system) is made to an existing imported or domestic online game, it will be subject to a new content review.

The online game business of Changyou may be adversely affected by the Online Game Measures. The Online Game Measures do not set forth any specific procedure for the required filing and content review procedures for online games and therefore may cause delay when Changyou tries to file or apply for content review with the MOC. In addition, for Changyou’s imported licensed games, the requirement for prior approval of any substantial change may cause delay in releasing expansion packs, which may result in higher costs of the online game operation of Changyou and have an adverse effect on its game revenue. In addition, the Online Game Measures do not resolve certain inconsistencies and ambiguities resulting from pronouncements included in previous notices issued by GAPP and MOC. Because there is ambiguity in the scope of the authority and the roles and responsibilities of governmental departments, such as the MOC and the GAPP, with oversight of the online game industry, Changyou may face stricter scrutiny of the day-to-day operations of its online game business. If any of the online game operating entities of Changyou cannot comply with any of the stipulations of any PRC governmental department regarding the online game industry, Changyou may be subject to various penalties and its online game business may be negatively affected.

Changyou’s business may be adversely affected if it cannot obtain a payment service license

On June 14, 2010, the People’s Bank of China (the “PBOC”) issued the Administrative Measure on the Payment Services of Non-Financial Institutions (the “Payment Measures”), which went into effect on September 1, 2010. Under the Payment Measures, Payment Services are defined as the provision of capital transfer services by non-financial institutions acting as intermediaries, including services rendered in connection with network-based payments, issuance and settlement services for pre-paid cards and acquiring services for bank cards. The Payment Measures require all non-financial institutions engaging in Payment Services to obtain a Payment Service License from the PBOC. Failure to obtain a Payment License by September 1, 2011 will lead to the termination of the right to provide payment services. Given that the definition of “network-based payments” in the Payment Measures is vague, Changyou is not sure whether the fee collection activity related to its online game operations would constitute a kind of payment service under the Payment Measures. If Changyou is required to apply for a Payment Service License under the Payment Measures, it cannot assure you that it will be able to obtain the required license in a timely manner. If Changyou cannot obtain such license, its business will be adversely affected.

Changyou has limited experience operating as a separate, stand-alone company.

Changyou was formed on August 6, 2007 as an indirect subsidiary of Sohu.com Inc. to hold and operate the MMORPG business of Sohu. Sohu transferred all of its assets, liabilities and operations relating to its MMORPG business to us on December 1, 2007. Although Changyou operated as a business unit within the Sohu Group prior to the carve-out, it has had limited experience in conducting its operations on a separate, stand-alone basis. Changyou’s senior management has limited experience working together to manage a separate, stand-alone company. Changyou may encounter operational, administrative and strategic difficulties as it adjusts to operating as a separate, stand-alone company, which may cause it to react slower than its competitors to industry changes, may divert its management’s attention from running its business or may otherwise harm its operations. Since Changyou has become a public company, its management team has been required to develop the expertise necessary to comply with the numerous regulatory and other requirements applicable to separate, stand-alone public companies, including requirements relating to corporate governance, listing standards and securities and investor relations issues. Changyou cannot guarantee that it will be able to do so in a timely and effective manner.

Because Changyou has limited experience operating as a separate, stand-alone entity, it may find that it needs to acquire assets in addition to those contributed to it in connection with its carve-out from Sohu. Changyou may fail to acquire assets that prove to be important to its operations or it may not be able to integrate all of its assets.

Changyou may not be able to continue to receive the same level of support from Sohu and may not be successful in establishing its brand identity.

Sohu has been a leading Internet portal in China, and Changyou’s MMORPG business has benefited significantly from Sohu’s strong Internet market position in China and its expertise in game review and editing. For example, Changyou has benefited from marketing and advertising across Sohu’s domains (such as Sohu.com, the Sohu portal, and 17173.com, the website maintained by Sohu that is dedicated to online game information), and using Sohu’s email system and the Sohu Group’s single-user ID system, which provide Sohu’s large number of registered users easy access to its games. Changyou also benefits from the strong brand recognition of Sohu in China, which has provided it a broad marketing reach. In addition, Sohu’s experienced game editors review and critique Changyou’s games prior to launch, which helps improve the quality of Changyou’s games upon launch.

Although Changyou has entered into a Master Transaction Agreement, a Marketing Services Agreement and other related agreements with Sohu, there is no assurance that Changyou will continue to receive the same level of support from Sohu as it did prior to becoming a separate, stand-alone company. In addition, as an entity that is newly separated from Sohu, Changyou as a brand name does not have the same level of recognition as Sohu in China’s Internet market. As a result, the popularity of Changyou’s MMORPGs may decline as a result of lack of brand recognition. Additionally, the current customers, suppliers, and partners of Changyou may react negatively to its carve-out from Sohu. Changyou will need to expend significant time, effort and resources to continue to establish its brand name in the marketplace and its own independent identity. This effort may not be successful. Changyou has applied for trademark registration of Changyou and other related trademarks in China, but it may not be able to obtain such trademarks, or obtain them with the scope it seeks.

Adverse changes in political and economic policies of the PRC government could have a material and adverse effect on the overall economic growth of China, which could reduce the demand for Changyou’s products.

Most of the business operations of Changyou are conducted in China and most of its revenues are generated in China. Accordingly, Changyou’s business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange, and the allocation of resources.

While the Chinese economy has grown significantly in the past 30 years, the growth has been uneven geographically among various sectors of the economy, and during different periods. The Chinese economy may not continue to grow, and if there is growth, such growth may not be steady and uniform; if there is a slowdown, such a slowdown may have a negative effect on Changyou’s business. For example, the Chinese economy experienced high inflation in the second half of 2007 and the first half of 2008. China’s consumer price index soared 7.9% during the six months ended June 30, 2008 as compared to the same period in 2007. To combat inflation and prevent the economy from overheating, the PRC government adopted a number of tightening macroeconomic measures and monetary policies, including increasing interest rates, raising statutory reserve rates for banks and controlling bank lending to certain industries and economic sectors. Due in part to the impact of the global crisis in financial services and credit markets and other factors, the growth rate of China’s gross domestic product decreased to as low as 6.2% in the first quarter of 2009, down from 11.9% reached in the second quarter of 2007. As a result, beginning in September 2008, among other measures, the PRC government began to loosen macroeconomic measures and monetary policies by reducing interest rates and decreasing the statutory reserve rates for banks and in November 2008 the PRC government announced an economic stimulus package in the amount of $586 billion. The Chinese economy once again experienced high inflation in 2010, with China’s consumer price index reaching 5.1% in November 2010, the highest level in 28 months. To curb the accelerating inflation, the People’s Bank of China, or the PBOC, China’s central bank, raised benchmark interest rates in October and December of 2010 and in February of 2011 and raised the reserve ratio required for major Chinese banks in February of 2011, for the fifth time in four months. The various macroeconomic measures and monetary policies adopted by the PRC government to guide economic growth and the allocation of resources may not be effective in sustaining the current growth rate of the Chinese economy. In addition, such measures, even if they benefit the overall Chinese economy in the long run, may have an adverse effect on Changyou if they reduce the disposable income of its game players.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on Changyou.

Changyou conducts substantially all of its operations through its wholly foreign-owned subsidiaries in the PRC, AmazGame, Gamespace and ICE WFOE and its variable interest entities in the PRC, Gamease, Guanyou Gamespace and Shanghai ICE. The PRC subsidiaries of Changyou are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to WFOEs. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government’s decisions by the higher level government. These uncertainties may limit legal protections available to Changyou. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

Changyou has entered into numerous contracts governed by PRC law, many of which are material to its business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, there is no assurance that Changyou will not be subject to disputes under its material contracts, and if such disputes arise, there is no assurance that Changyou will prevail. Due to the materiality of certain contracts to Changyou’s business, such as the license agreements with Louis Cha regarding Changyou’s rights to develop and operate TLBB and DMD, any dispute involving such contracts, even without merit, may materially and adversely affect Changyou’s reputation and its business operations, and may cause the price of its ADSs to decline.

There are significant uncertainties under the new corporate income tax law of the PRC, or the New CIT Law, which became effective on January 1, 2008, regarding Changyou’s PRC enterprise income tax liabilities, such as tax on dividends paid to Changyou by its PRC subsidiaries. The New CIT Law also contains uncertainties regarding possible PRC withholding tax on dividends Changyou pays to its overseas shareholders and gains realized from the transfer of its shares by its overseas shareholders.

Changyou is a holding company incorporated in the Cayman Islands, which indirectly holds, through its Hong Kong subsidiaries Changyou.com HK Limited, or Changyou HK, and ICE Entertainment (HK) Limited, or ICE HK, its equity interest in AmazGame, Gamespace and ICE WFOE, its subsidiaries in the PRC. The business operations of Changyou are principally conducted through these PRC subsidiaries and its VIEs Gamease, Guanyou Gamespace and Shanghai ICE. The New CIT Law and its implementation rules, both of which became effective on January 1, 2008, provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its overseas parent, will normally be subject to PRC withholding tax at a rate of 10%, unless there are applicable tax treaties that reduce such rate. Under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (or China-HK Tax Arrangement), which became effective on January 1, 2007, the dividend withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC enterprise distributing the dividends subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. On October 27, 2009, the PRC State Administration of Taxation issued a Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement (or Circular 601), which provides guidance on determining whether an enterprise is a “beneficial owner” under China’s tax treaties and tax arrangement. Circular 601 provides that, in order to be a beneficial owner, an entity generally must be engaged in substantive business activities. It also sets forth a list of factors, the existence of which generally does not provide support that the treaty resident is a beneficial owner. An agent or conduit company, which refers to a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits, will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits such as preferential dividend withholding tax rates. If any of our Hong Kong subsidiaries is, in the light of Circular 601, considered to be a non-beneficial owner for purposes of the China-HK Tax Arrangement, any dividends paid to it by any of our PRC subsidiaries would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to the usual New CIT Law rate of 10%.

Under the New CIT Law, enterprises established under the laws of jurisdictions outside China with their “de facto management bodies” located within China may be considered to be PRC tax resident enterprises for tax purposes. A substantial majority of the members of Changyou’s management team as well as the management teams of Changyou HK and ICE HK are located in China. If Changyou, Changyou HK or ICE HK is considered as a PRC tax resident enterprise under the above definition, then Changyou’s global income will be subject to PRC enterprise income tax at the rate of 25%.

Furthermore, the implementation rules of the New CIT Law provide that, (i) if the enterprise that distributes dividends is domiciled in the PRC, or (ii) if gains are realized from transferring equity interests of enterprises domiciled in the PRC, then such dividends or capital gains are treated as China-sourced income. It is not clear how “domicile” may be interpreted under the New CIT Law, and it may be interpreted as the jurisdiction where the enterprise is a tax resident. It is not clear whether Changyou, Changyou HK and ICE HK will be deemed as tax resident under the New CIT Law. Although Changyou intends to take the position that any dividends it pays to its overseas shareholders or ADS holders will not be subject to a withholding tax in the PRC, if Changyou, Changyou HK and ICE HK are considered as a PRC tax resident enterprise for tax purposes, any dividends Changyou pays to its overseas shareholders or ADS holders as well as gains realized by such shareholders or ADS holders from the transfer of its shares or ADSs may be regarded as China-sourced income and as a result be subject to PRC withholding tax at the rate up to 10%.

As the New CIT Law and the implementation rules have only recently taken effect, it is uncertain as to how they will be implemented by the relevant PRC tax authorities. If dividend payments from Changyou HK or ICE HK to Changyou are subject to PRC withholding tax, Changyou’s financial condition, results of operations and the amount of dividends available to pay our shareholders may be adversely affected. If dividends Changyou pays to its overseas shareholders or ADS holders or gains realized by such shareholders or ADS holders from the transfer of its shares or ADSs are subject to PRC withholding tax, it may materially and adversely affect their investment return and the value of their investments in Changyou.

Certain of the PRC subsidiaries and VIEs of Changyou are qualified as “software enterprises” and enjoy tax benefits under the New CIT Law. However, there is no assurance that Changyou will be able to continue to enjoy such tax benefits. If the status of any of Changyou’s PRC subsidiaries or VIEs as a “software enterprise” is repealed, Changyou may have to pay additional taxes to make up any previously unpaid tax and may be subject to a higher tax rate, which may materially and adversely affect its results of operations.

The New CIT Law, which became effective on January 1, 2008, applies a uniform statutory income tax rate of 25% to enterprises in China. The New CIT Law and the implementation rules promulgated under the New CIT Law provide that “software enterprises” enjoy an income tax exemption for two years beginning with their first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years. Both AmazGame and Gamease were established in 2007, were qualified as “software enterprises” in 2008 and were subject to 0% income tax rate for the full year 2008 and a 50% tax reduction for the following three years. Both ICE WFOE and Shanghai ICE were qualified as “software enterprises” in 2008 and both Gamespace and Guanyou Gamespace were qualified as “software enterprises” in 2010. ICE WFOE, Shanghai ICE, Gamespace and Guanyou Gamespace will enjoy the income tax benefits as software enterprises from their first profitable year.

As the New CIT Law and its implementation rules have only recently taken effect, there are uncertainties on their future interpretation and implementation. There is no assurance that the qualification of AmazGame, Gamease, Gamespace, Guanyou Gamespace, ICE WFOE and Shanghai ICE as “software enterprises” by the relevant authorities will not be challenged in the future by their supervising authorities and be repealed, or that there will not be future implementation rules that are inconsistent with current interpretation of the New CIT Law. If the tax benefits AmazGame, Gamease, Gamespace, Guanyou Gamespace, ICE WFOE and Shanghai ICE enjoy as “software enterprises” are revoked, and Changyou is otherwise unable to qualify AmazGame, Gamease, Gamespace, Guanyou Gamespace, ICE WFOE and Shanghai ICE for other income tax exemptions or reductions, its effective income tax rate will increase significantly. In addition, Changyou may have to pay additional taxes to make up any previously unpaid tax. As a result, the operating results of Changyou could be materially and adversely affected.

To fund any cash requirements, Changyou may need to rely on dividends, loans or advances made by its PRC subsidiaries, AmazGame, Gamespace and ICE WFOE, which are subject to limitations and possible taxation under applicable PRC laws and regulations.

Changyou may rely on dividends and other distributions on equity, or loans and advances made by its Chinese subsidiaries, AmazGame, Gamespace and ICE WFOE, to fund any cash requirements, including the funds necessary to pay dividends and other cash distributions, if any, to its shareholders or ADS holders, and to service any debt it may incur. The distribution of dividends and the making of loans and advances by entities organized in China are subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each of AmazGame, Gamespace and ICE WFOE is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends, loans or advances. AmazGame, Gamespace and ICE WFOE may also allocate a portion of their after-tax profits, as determined by their Boards of Directors, to their staff welfare and bonus funds, which may not be distributed to Changyou. In addition, if any of AmazGame, Gamespace and ICE WFOE incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to Changyou.

Furthermore, under regulations of the State Administration of Foreign Exchange, or the SAFE, the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made.

In addition, there are uncertainties under the New CIT Law with regard to the PRC withholding tax on dividends paid by AmazGame, Gamespace and ICE WFOE to Changyou HK or ICE HK. Should such dividends be subject to PRC withholding tax or be subject to the usual New CIT Law withholding tax rate of 10% rather than the preferential dividend withholding tax rate of 5% provided under the China-HK Tax Arrangement, the amount of cash available to Changyou for its cash needs, including for the payment of dividends to its shareholders or ADS holders, would be materially and adversely affected.

Furthermore, Changyou controls its operating entities in China, Gamease, Guanyou Gamespace and Shanghai ICE, through contractual arrangements rather than equity ownership. AmazGame entered into a Technology Development and Support Agreement and an Operation and Maintenance Agreement with Gamease, pursuant to which Gamease will pay AmazGame for the services AmazGame provides to Gamease. Gamespace entered into a Technology Development and Support Agreement and an Operation and Maintenance Agreement with Guanyou Gamespace, pursuant to which Guanyou Gamespace will pay Gamespace for the services Gamespace provides to Guanyou Gamespace. ICE WFOE entered into an Exclusive Business Cooperation Agreement, an Exclusive Technology Consulting and Service Agreement and a Business Operation Agreement with Shanghai ICE, pursuant to which Shanghai ICE will pay ICE WFOE for the services ICE WFOE provides to Shanghai ICE. To the extent that there is any distributable profit in Gamease, Guanyou Gamespace or Shanghai ICE, it may be difficult for Gamease, Guanyou Gamespace or Shanghai ICE to distribute such profit to AmazGame, Gamespace or ICE WFOE, which may further limit the amount that AmazGame, Gamespace or ICE WFOE can distribute to Changyou.

Fluctuation in the value of the RMB may have a material adverse effect on Changyou’s shareholders’ investment.

The change in value of the RMB against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 21.3% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2009. Provisions on Administration of Foreign Exchange, as amended in August 2008, further changed China’s exchange regime to a managed floating exchange rate regime based on market supply and demand. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. On June 19, 2010, the PBOC announced that it had decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the PBOC ruled out any sharp fluctuations in the currency or a one-off adjustment. Shortly after this announcement, the center point of the currency’s official trading band broke through the 6.8 barrier to hit 6.7969 to the U.S. dollar; it broke through the 6.6 barrier to hit 6.5891 in January 2011; the appreciation is 3% in total, which is the highest center point of the past five years. As substantially all of the costs and expenses of Changyou are denominated in RMB, the revision in exchange rate policy effected in July 2005 has increased, and potential future revisions could further increase, the costs and expenses of Changyou in U.S. dollar terms. Changyou’s proceeds from overseas financings, such as its initial public offering, and from overseas games operations will decrease in value if Changyou chooses not to or are unable to convert the proceeds into RMB and the RMB appreciates against the U.S. dollar, which may reduce the value of a shareholder’s investment in its ADSs.

Regulations relating to offshore investment activities by PRC residents may limit Changyou’s ability to acquire PRC companies and could adversely affect its business.

In October 2005, SAFE promulgated Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, which states that if PRC residents use assets of, or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets of, or equity interests in, their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under this regulation, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity.

Prior to its initial publicly offering, Changyou has requested that its shareholders who were PRC residents make the necessary applications, filings and amendments as required under Circular 75 and other related rules. Changyou attempts to comply with the relevant requirements. However, Changyou cannot provide any assurances that all of its shareholders who are PRC residents will comply with its request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any future failure by any our shareholders of Changyou who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under this regulation could subject Changyou to fines or sanctions imposed by the PRC government, including restrictions on the ability of AmazGame, Gamespace and ICE WFOE to pay dividends or make distributions to it and its ability to increase its investment in AmazGame, Gamespace and ICE WFOE.

SAFE rules and regulations may limit Changyou’s ability to transfer the net proceeds from its initial public offering or other overseas financings to Gamease, Guanyou Gamespace and Shanghai ICE, its VIEs in the PRC, which may adversely affect the business expansion of Gamease, Guanyou Gamespace and Shanghai ICE, and Changyou may not be able to convert the net proceeds from its initial public offering into RMB to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. The notice requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit Changyou’s ability to transfer the net proceeds from its initial public offering to Gamease, Guanyou Gamespace and Shanghai ICE through its subsidiaries in the PRC, which may adversely affect the business expansion of Gamease, Guanyou Gamespace and Shanghai ICE, and Changyou may not be able to convert the net proceeds from its initial public offering into RMB to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

Changyou may be subject to fines and legal sanctions if it or its employees who are PRC citizens fail to comply with recent PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by SAFE on January 5, 2007, which both have taken effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to complete certain other procedures and transactional foreign exchange matters upon the examination by, and approval of, SAFE. Changyou and its employees who are PRC citizens and have been granted stock options or restricted share units, or issued restricted shares are subject to the Stock Option Rule. Changyou and its employees intend to make such application and complete all the requisite procedures in accordance with the Stock Option Rule. However, Changyou cannot assure that it can complete all the procedures in a timely manner. If the relevant PRC regulatory authority determines that Changyou’s PRC employees who hold such options, restricted share units or restricted shares or their PRC employer fail to comply with these regulations, such employees and their PRC employer may be subject to fines and other legal sanctions.

Changyou is a Cayman Islands company and, because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than that under U.S. law, its shareholders may have less protection for their shareholder rights than they would under U.S. law.

The corporate affairs of Changyou are governed by its memorandum and articles of association, the Cayman Islands Companies Law and the common law of the Cayman Islands. The rights of shareholders to take action against Changyou’s directors, actions by minority shareholders and the fiduciary responsibilities of its directors to it under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of Changyou’s shareholders and the fiduciary responsibilities of its directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands have a less developed body of securities laws.

Holders of Changyou’s ADSs may have difficulty enforcing judgments obtained against Changyou.

Changyou is a Cayman Islands company and all of its assets are located outside the United States. Substantially all of the current operations of Changyou are conducted in the PRC. In addition, all of the directors and executive officers of Changyou are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for holders of Changyou’s ADSs to effect service of process within the United States upon these persons. It may also be difficult for holders of Changyou’s ADSs to enforce in Cayman Islands courts or PRC courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against Changyou and its officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments.

Changyou is a “controlled company” within the meaning of the NASDAQ Stock Market Rules and, as a result, it relies on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

Because Sohu owns more than 50% of the total voting power of the ordinary shares of Changyou, Changyou is a “controlled company” under the NASDAQ Stock Market Rules. Changyou relies on certain exemptions that are available to controlled companies from NASDAQ corporate governance requirements, including the requirements:

•	that it has a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that it has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of the nominating and governance committee and compensation committee.

Changyou is not required to and will not voluntarily meet these requirements. As a result of the use of the “controlled company” exemptions, holders of Changyou’s ADSs will not have the same protection afforded to shareholders of companies that are subject to all of NASDAQ’s corporate governance requirements.

The market price for Changyou’s ADSs has been and may continue to be volatile.

The trading price of Changyou’s ADSs has been and may continue to be subject to wide fluctuations. During the period from April 2, 2009, the first day of trading of Changyou’s ADSs on the NASDAQ Global Select Market, until February 25, 2011, the trading price of Changyou’s ADSs has ranged from $19.00 to $48.37 per ADS, and the closing sale price on February 25, 2011 was $37.58 per ADS. The market price for Changyou’s ADSs may continue to be volatile and subject to wide fluctuations in response to factors including the following:

•	announcements of competitive developments, including new games by the competitors of Changyou;

•	regulatory developments in Changyou’s target markets affecting Changyou, its customers or its competitors;

•	actual or anticipated fluctuations in the quarterly operating results of Changyou;

•	failure of Changyou’s quarterly financial and operating results to meet market expectations or failure to meet its previously announced guidance;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of other Internet or online game companies;

•	additions or departures of Changyou’s executive officers and other key personnel;

•	announcements regarding intellectual property litigation (or potential litigation) involving Changyou or any of its directors and officers;

•	fluctuations in the exchange rates between the U.S. dollar and the RMB;

•	release or expiration of transfer restrictions on the outstanding ordinary shares and ADSs of Changyou; and

•	sales or perceived sales of additional shares or ADSs.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular industries or companies. Such market fluctuations may have a material adverse effect on the market price of Changyou’s ADSs.

Holders of Changyou’s ADSs may be subject to limitations on transfer of their ADSs.

Changyou’s ADSs are transferable on the books of the depositary. However, the depositary may close its transfer books at any time or from time to time when it deems it expedient in connection with the performance of its duties. In addition, the depositary may refuse to deliver, transfer or register transfers of ADSs generally when Changyou’s books or the books of the depositary are closed, or at any time if Changyou or the depositary deem it advisable to do so because of any requirement of law or of any government or governmental body, or under any provision of the Deposit Agreement, or for any other reason.

Holders of Changyou’s ADSs have limited voting rights and may not receive voting materials in time to be able to exercise their right to vote.

Except as described in Changyou’s annual report and in the Deposit Agreement, holders of Changyou’s ADSs will not be able to exercise voting rights attaching to the shares represented by the ADSs on an individual basis. Holders of Changyou’s ADSs may instruct the depositary how to exercise the voting rights attaching to the shares represented by the ADSs. Holders may not receive voting materials in time to instruct the depositary to vote, and it is possible that direct holders of ADSs, or persons who hold their ADSs through brokers, dealers or other third parties, will not have the opportunity to exercise a right to vote. In addition, due to the different voting powers attached to the two classes of Changyou’s ordinary shares, the controlling shareholder of Changyou, Sohu, its Chief Executive Officer, or CEO, Tao Wang, and certain of its directors, officers and key employees, all of which hold its Class B ordinary shares, control 98% of the combined total voting power of its ordinary shares. As a result, the ability of holders of Changyou’s ADSs to affect the outcome of any matter subject to shareholder vote is very limited.

Changyou’s ADS holders’ right to participate in any future rights offerings may be limited, which may cause dilution to their holdings and Changyou’s ADS holders may not receive cash dividends if it is impractical to make them available to such holders.

Changyou may from time to time distribute rights to its shareholders, including rights to acquire its securities. However, Changyou cannot make rights available to ADS holders in the United States unless it registers the securities to which the rights relate under the Securities Act of 1933, or the Securities Act, or an exemption from registration requirements is available. Also, under the Deposit Agreement, the depositary bank will not make rights available to ADS holders unless the distribution to ADS holders of both the rights and any related securities are either registered under the Securities Act or exempted from registration under the Securities Act. Changyou is under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, Changyou may not be able to establish an exemption from registration under the Securities Act. Accordingly, holders of Changyou’s ADSs may be unable to participate in Changyou’s rights offerings and may experience dilution in their holdings.

In addition, the depositary of Changyou’s ADSs has agreed to pay to ADS holders the cash dividends or other distributions it or the custodian receives on its ordinary shares or other deposited securities after deducting its fees and expenses. ADS holders will receive these distributions in proportion to the number of ordinary shares such holders’ ADSs represent. However, the depositary may, at its discretion, decide that it is inequitable or impractical to make a distribution available to any holders of ADSs. For example, the depositary may determine that it is not practicable to distribute certain property through the mail, or that the value of certain distributions may be less than the cost of mailing them, or that the distribution requires certain governmental approval, such as requirement for registration or approval for currency conversion. In these cases, the depositary may decide not to distribute that property and ADSs holders will not receive that distribution.

Holders of Changyou’s ADSs will experience dilution when additional Class A ordinary shares or Class B ordinary shares are issued in settlement of restricted share units or upon exercise of options.

Holders of Changyou’s ADSs will experience dilution to the extent that additional Class A ordinary shares are issued upon settlement of restricted share units or exercise of outstanding options that Changyou may grant from time to time. As of February 28, 2011, there were 885,000 Class B restricted share units outstanding, with each such restricted share unit settleable upon vesting by the issuance of one Class B ordinary share, and 1,379,200 Class A restricted share units outstanding, with each such restricted share unit settleable upon vesting by the issuance of one Class A ordinary share.

Changyou may need additional capital and may sell additional ADSs or other equity securities or incur indebtedness, which could result in additional dilution to its shareholders or increase its debt service obligations.

Changyou may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions it may decide to pursue. If the cash resources of Changyou are insufficient to satisfy its cash requirements, it may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in additional dilution to Changyou’s shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict the operations of Changyou. Changyou cannot assure that financing will be available in amounts or on terms acceptable to it, if at all.

Substantial future sales of the ADSs or ordinary shares of Changyou in the public market, or the perception that these sales could occur, could cause the price of its ADSs to decline.

Additional sales of the ADSs or ordinary shares of Changyou in the public market, or the perception that these sales could occur, could cause the market price of its ADSs to decline. As of February 28, 2011, there were 20,013,000 of Changyou’s Class A ordinary shares and 84,650,000 of its Class B ordinary shares outstanding. As of February 28, 2011, there were 885,000 Class B restricted share units outstanding, with each such restricted share unit settleable upon vesting by the issuance of one Class B ordinary share, and 1,379,200 Class A restricted share units outstanding, with each such restricted share unit settleable upon vesting by the issuance of one Class A ordinary share. In addition, Changyou may grant or sell additional options, restricted shares or other share-based awards in the future under our share incentive plan to its management, employees and other persons, the settlement and sale of which may further dilute its shares and drive down the price of its ADSs.

Changyou might be classified as a passive foreign investment company, which would result in adverse U.S. federal income tax consequences to U.S. holders of its ADSs or Class A ordinary shares.

A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for any taxable year if either (i) at least 75% of its gross income is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. Changyou expects that it will not be treated as a PFIC for U.S. federal income tax purposes for our current taxable year ending December 31, 2011. Our expectation is based on its current and anticipated operations and composition of its earnings and assets (including goodwill) for the 2011 taxable year, including the current and expected valuation of its assets based on the market price of its ADSs. However, Changyou currently holds, and expect to continue to hold following this annual report, a substantial amount of cash and the value of its other assets may be based in part on the market price of its ADSs, which is likely to fluctuate in the future (and may fluctuate considerably given that market prices of Internet and online game companies historically have been especially volatile). Furthermore, it is not entirely clear how the contractual arrangements between Changyou and its consolidated variable interest entities will be treated for purposes of the PFIC rules. In addition, the actual PFIC status of Changyou for any taxable year will not be determinable until the close of such taxable year. Accordingly, there is no guarantee that Changyou will not be a PFIC for any taxable year. PFIC status depends on the composition of the assets and income of Changyou and the value of its assets (including, among others, a pro rata portion of the income and assets of each subsidiary in which it owns, directly or indirectly, at least 25% (by value) of the equity interest) from time to time. If Changyou was treated as a PFIC for any taxable year during which a United States holder held an ADS or a Class A ordinary share, certain adverse United States federal income tax consequences could apply to the U.S. holder.

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

In November 2009, Sohu entered into an agreement to purchase an office building to be built in Beijing, which is to serve as Sohu’s headquarters, for a purchase price of approximately $110 million. In August, 2010, the purchase price was adjusted to $120 million to cover additional purchased floor area. The construction is expected to be completed by the end of 2012.

In August 2010, Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $150 million. The construction is expected to be completed by the end of 2012.

As of December 31, 2010, we leased office space in Beijing and Tianjin of approximately 10,600 square meters to accommodate increased headcount. We also lease sales and marketing office space in Shanghai, Guangzhou, Fuzhou, Wuhan, Chengdu, Tianjin, Chongqing, Hangzhou, Nanjing, Shijiazhuang, Shenyang and Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

In March 2008 four companies, Sony BMG, Warner Music, Universal Music and Gold Label Entertainment, commenced lawsuits against us in the Beijing No. 1 Intermediate People’s Court alleging that we have provided music search links and download services for songs in which they own copyrights, and that provision of these links and services infringed their copyrights. The aggregate damages claimed in these lawsuits are approximately $7.5 million. The lawsuits are in the preliminary phase and we are assessing the plaintiffs’ claims. Although an initial judgment has been in our favor as to most aspects of the case, both the plaintiffs and we appealed to the higher court in 2010 and therefore the judgment has not yet come into effect. We believe that the lawsuits will not be concluded at this stage of the proceedings, and that therefore we cannot predict the final outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with final judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

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

ITEM 4.	(REMOVED AND RESERVED)

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market, under the symbol “SOHU”. Public trading in our common stock commenced on July 12, 2000. The following table sets forth the high and low sale prices of our common stock as reported by the NASDAQ Stock Market for the quarters indicated.

	2010		2009
	High	Low	High	Low
First quarter	$62.35	$46.62	$51.00	$37.41
Second quarter	55.19	40.05	69.54	40.89
Third quarter	61.12	40.09	72.29	55.85
Fourth quarter	80.94	56.95	71.50	51.15

The closing price of our common stock on February 25, 2011 as reported by the NASDAQ Global Select Market was $82.45.

Holders

As of February 9, 2011, there were 25 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of beneficial holders represented by these record holders. As of February 9, 2011, the latest practicable date, there were approximately 16,500 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In October 2008, our Board of Directors approved our repurchase of outstanding shares of our common stock from the open market, on an opportunistic basis, up to $150 million until the end of 2009. In November 2008, we purchased 501,686 shares in the open market at an average price of $39.86 for total consideration of $20 million. In December 2009, we purchased 751,224 shares in the open market at an average price of $53.26 for total consideration of $40 million. In aggregate, as of December 31, 2009, we had repurchased a total of 1,252,910 shares in the open market at an average price of $47.89 for total consideration of $60 million. In 2010, we didn’t repurchase any shares from the open market.

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

Through December 31, 2010, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the NASDAQ Stock Market (U.S. companies) Index (or the NASDAQ Market Index) and the Hemscott Group Index for Internet Information Providers (or Hemscott Group Index). The graph covers the period from December 31, 2005 to December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in our common stock, the NASDAQ Market Index, the Hemscott Group Index and the Morningstar Group index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Sohu.com Inc.	Hemscott Group	Morningstar Group	NASDAQ Market
12/31/2005	100.00	100.00	100.00	100.00
12/31/2006	130.86	97.57	98.60	110.25
12/31/2007	297.27	133.10	139.48	121.88
12/31/2008	258.12	60.53	62.64	73.10
12/31/2009	312.32	123.22	117.34	106.22
12/31/2010	346.18	127.47	126.13	125.36

The Stock Performance Graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing of the Company under the Securities Act of 1933, or any filing under the Securities Exchange Act of 1934, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference.

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

In 2010, we adjusted our business grouping from advertising business (composed of brand advertising and sponsored search), online game business, and wireless and others business to brand advertising business, online game business, sponsored search business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2010 to conform to the current year classification.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Brand advertising	$211,821	$177,073	$169,268	$112,106	$78,993
Online game	327,151	267,585	201,845	42,096	8,525
Sponsored search	18,649	8,491	6,313	6,413	12,634
Wireless and others	55,156	62,090	51,625	28,319	34,084

Total revenues	612,777	515,239	429,051	188,934	134,236
Cost of revenues:
Brand advertising	86,684	59,451	59,443	38,733	23,211
Online game	29,852	17,505	14,567	7,113	3,895
Sponsored search	14,243	9,669	6,075	4,670	4,359
Wireless and others	29,528	36,770	27,229	14,247	16,898

Total cost of revenues	160,307	123,395	107,314	64,763	48,363

Gross profit	452,470	391,844	321,737	124,171	85,873

Operating expenses:
Product development	75,600	56,943	49,713	25,443	17,651
Sales and marketing	105,406	93,498	84,691	47,506	28,532
General and administrative	40,375	36,624	22,695	17,418	13,092
Amortization of intangible assets	558	388	796	1,093	1,993

Total operating expenses	221,939	187,453	157,895	91,460	61,268

Operating profit	230,531	204,391	163,842	32,711	24,605

Other (expense) income	(790)	342	(535)	887	477
Interest income and exchange difference	4,474	5,001	4,288	2,793	3,216

Income before income tax expense	234,215	209,734	167,595	36,391	28,298
Income tax expense	36,031	33,745	9,009	1,487	1,579

Income from continuing operations	198,184	175,989	158,586	34,904	26,719
Gain (loss) from discontinued e-commerce operations	0	446	0	(20)	(841)

Net income	198,184	176,435	158,586	34,884	25,878
Less: Net income (loss) attributable to the noncontrolling interest	49,555	28,602	(51)	(47)	(7)

Net income attributable to Sohu.com Inc.	$148,629	$147,833	$158,637	$34,931	$25,885

Basic net income per share attributable to Sohu.com Inc.	$3.92	$3.86	$4.16	$0.94	$0.70

Shares used in computing basic net income per share attributable to Sohu.com Inc.
Shares used in computing basic net income per share attributable to Sohu.com Inc.	37,870	38,294	38,168	37,133	36,730

Shares used in computing diluted net income per share attributable to Sohu.com Inc.
Diluted net income per share attributable to Sohu.com Inc.	$3.62	$3.57	$4.06	$0.90	$0.68

Shares used in computing basic net income per share attributable to Sohu.com Inc.
Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,445	38,969	39,117	38,919	39,105

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$678,389	$563,782	$314,425	$122,706	$124,756
Investments in debt securities	75,529	0	0	0	4,942
Restricted cash	0	0	2,671	4,324	4,774
Working capital	625,265	470,676	248,063	85,702	61,909
Total assets	1,187,590	828,273	521,876	290,517	253,591
Zero coupon convertible senior notes	0	0	0	6	59,780
Total liabilities	213,031	150,497	130,782	71,613	97,575
Noncontrolling interest	178,442	67,995	5,148	7	53
Total shareholders’ equity	974,559	677,776	391,094	218,904	156,016

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China. Substantially all of our operations are conducted through our indirect wholly and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

Our Business

Our businesses mainly consist of brand advertising business, online game business (conducted via Changyou.com Limited, “Changyou”), sponsored search business (conducted via Sogou Inc. “Sogou”) and wireless and others business, among which brand advertising and online game are our two core businesses.

Starting from 2003, our online game business has developed from nascency to become one of the top massively multi-player online role-playing game (“MMORPG”) operators in China. Its success was further endorsed by the carve-out and initial public offering of our MMORPG subsidiary Changyou (NASDAQ: CYOU) in April 2009. The successful initial public offering has provided Changyou with the platform and resources to become a leading company in the MMORPG industry, and has enabled Changyou to compete head to head with first tier players. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interests reflecting the shares held by the shareholders other than Sohu. As of December 31, 2010, treating all existing restricted shares and restricted share units as fully vested, Sohu owned approximately 66% of the economic interest in Changyou, with the remaining 34% of the economic interest in Changyou owned by Changyou’s shareholders other than Sohu.

For the year ended December 31, 2010, our total revenues increased by 19% to $612.8 million, gross margin decreased from 76% to 74%. Our brand advertising business generated revenues of $211.8 million with 20% annual growth, representing 35% of total revenues. Our online game business generated revenues of $327.1 million with 22% annual growth, representing 53% of total revenues. In 2010, our net income before deducting the noncontrolling interest was $198.2 million, compared to $176.4 million in 2009. In 2010, the net income after deducting the noncontrolling interest was $148.6 million, compared to $147.8 million in 2009. Diluted net income per share attributable to Sohu.com Inc was $3.62 in 2010, compared to $3.57 in 2009.

Brand Advertising Business

Our brand advertising business, offers various products and services (such as free of charge premier content, interactive community, and other competitive Internet services) to our users, and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	17173.com, a leading game information portal;

•	focus.cn, a top real estate website; and

•	chinaren.com, a leading online alumni club.

Brand advertising services provide advertisements on our portal websites to companies seeking to increase their brand awareness online.

Online Game Business

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of one of our games, Tian Long Ba Bu (“TLBB”). TLBB, which was launched in May 2007, received an award as one of the “Most Liked Online Games by Game Players” at the China Digital Entertainment Expo and Conference, or China Joy, for three consecutive years from 2008 to 2010 and was ranked as one of the world’s five most profitable online games in 2009 by Forbes magazine. Changyou engages in the development, operation and licensing of our MMORPGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. Changyou currently operates seven MMORPGs, including the in-house developed TLBB, and the licensed Blade Online (“BO”), Blade Hero 2 (“BH2”), Da Hua Shui Hu (“DHSH”), Zhong Hua Ying Xiong (“ZHYX”), Immortal Faith (“IF”) and San Jie Qi Yuan (“SJQY”). As of December 31, 2010, Changyou’s games in China had approximately 111.4 million aggregate registered accounts. For the three months ended December 31, 2010, Changyou’s games in China had approximately 1.0 million aggregate peak concurrent users, 2.7 million aggregate active paying accounts and average revenue per active paying account of RMB219.

Changyou has several MMORPGs in the pipeline with different graphic styles, themes and features to appeal to different segments of the online game player community. Games in our pipeline, including, among others, the Duke of Mount Deer (“DMD”), which we are developing in-house, and the Legend of Ancient World (“LAW”), which we licensed from a third party.

Changyou operates its current games under the item-based revenue model, meaning that game players can play our games for free, but may choose to pay for virtual items to enhance the game-playing experience. Game players purchase prepaid game cards or game points, which are used to purchase virtual items. Changyou sells prepaid game cards to regional distributors throughout China, who in turn sub-distribute the prepaid game cards to numerous retail outlets, including Internet cafés and various websites, newsstands, software stores, book stores and retail stores. Changyou also directly sells game points to its game players through its online sales platform.

As aforementioned, on April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU”.

Agreements between Sohu and Changyou

Changyou has entered into agreements with Sohu with respect to various interim and ongoing relationships between us, including a Master Transaction Agreement, a Non-Competition Agreement, and an Amended and Restated Marketing Services Agreement. These agreements contain provisions, among others, relating to the transfer of assets and assumption of liabilities of the MMORPG business, provide cross-indemnification of liabilities arising from each other’s business, mutually limit Sohu and Changyou from competing in each other’s business, and also include a number of ongoing commercial relationships.

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

In addition to Changyou’s general indemnification obligations described above relating to the current and historical Sohu business and operations, Changyou has agreed to indemnify Sohu against liabilities arising from misstatements or omissions in the prospectus for Changyou’s initial public offering or the registration statement of which it is a part, except for misstatements or omissions relating to information that Sohu provided to Changyou specifically for inclusion in the prospectus or the registration statement of which it forms a part. Changyou also has agreed to indemnify Sohu against liabilities arising from any misstatements or omissions in Changyou’s periodic SEC filings and from information Changyou provides to Sohu specifically for inclusion in Sohu’s annual or quarterly reports, but only to the extent that the information pertains to Changyou or Changyou’s business or to the extent Sohu provides Changyou prior written notice that the information will be included in Sohu’s annual or quarterly reports and the liability does not result from the action or inaction of Sohu.

In addition to Sohu’s general indemnification obligations described above relating to the current and historical Sohu business and operations, Sohu will indemnify Changyou against liabilities arising from misstatements or omissions with respect to information that Sohu provided to Changyou specifically for inclusion in the prospectus for Changyou’s initial public offering or the registration statement of which it is a part. Sohu will also indemnify Changyou against liabilities arising from information Sohu provides to Changyou specifically for inclusion in Changyou’s periodic SEC filings, but only to the extent that the information pertains to Sohu or Sohu’s business or to the extent Changyou provides Sohu prior written notice that the information will be included in Changyou’s periodic SEC filings and the liability does not result from Changyou’s action or inaction.

For liabilities arising from events occurring on or before the date of the prospectus for Changyou’s initial public offering, the Master Transaction Agreement contains a general release. Under this provision, Changyou releases Sohu and its subsidiaries, VIEs, successors and assigns, and Sohu releases Changyou and Changyou’s subsidiaries, VIEs, successors and assigns, from any liabilities arising from events between Changyou on the one hand, and Sohu on the other hand, occurring on or before the date of the prospectus, including in connection with the activities to implement Changyou’s initial public offering. The general release does not apply to liabilities allocated between the parties under the Master Transaction Agreement or the other inter-company agreements or to specified ongoing contractual arrangements.

Furthermore, under the Master Transaction Agreement, Changyou has agreed to use its reasonable best efforts to use the same independent certified public accounting firm selected by Sohu and to maintain the same fiscal year as Sohu until such time as Sohu no longer owns at least a majority of Changyou’s voting securities. Changyou also has agreed to use its reasonable best efforts to complete the audit and provide Sohu with all financial and other information on a timely basis so that Sohu may meet its deadlines for its filing annual and quarterly financial statements.

Non-Competition Agreement

Under the Non-Competition Agreement, Sohu has agreed, until the later of three years after Sohu no longer owns in the aggregate at least 10% of the voting power of Changyou’s then outstanding voting securities and five years after March 17, 2009, the date that the registration statement for Changyou’s initial public offering was first publicly filed with the SEC, or the non-competition period, that it will not compete with Changyou in the MMORPG business anywhere in the world. Changyou has agreed during the non-competition period not to compete with Sohu in the Internet portal, search, mobile value-added services and games business, and any other businesses, except MMORPGs and related support services, conducted or contemplated to be conducted by Sohu as of the date of the prospectus for Changyou’s initial public offering. Sohu is entitled to continue to provide links to MMORPGs and other games, including to those of Changyou’s competitors, that it provides on its 17173.com website. In addition, both parties have agreed not to solicit the employees of the other party.

Amended and Restated Marketing Services Agreement

Changyou entered into a Marketing Services Agreement with Sohu, effective January 1, 2009 and amended and restated as of January 1, 2010, pursuant to which Sohu provides certain rights and services to Changyou, including marketing services and Sohu’s PEAK system for the distribution of Changyou’s virtual prepaid game cards. The agreement further provides for the license from Sohu to Changyou of certain domain names, permits Changyou to co-brand our games with the Sohu name and logos, and allows Changyou to identify itself as a member of the Sohu Group. The agreement will terminate upon the later of the date that is three years after the first date upon which Sohu ceases to own in the aggregate at least 10% of the voting power of the then outstanding securities of Changyou and the fifth anniversary of March 17, 2009. The amendment and restatement of the Marketing Services Agreement effective January 1, 2010 includes certain amendments to the original agreement, including clarifications and rate adjustments, and terms under which Sohu provides Changyou with space on Sohu servers for the purpose of Changyou’s display on Sohu websites of banner ads and promotional material, continues to give Changyou rights to use the Sohu brand and logo, certain Sohu domain names, Sohu Passport and the Sohu PEAK online payment system, and provides certain services to Changyou, such as the construction and maintenance of a bulletin board system for some of Changyou’s MMORPGs.

Loans Outstanding

Changyou received loans in the amount of $5.0 million and $3.5 million from Sohu.com Limited in September 2007 and December 2008, respectively. The $5.0 million loan made in 2007 was advanced by Sohu to fund the establishment of AmazGame, and the $3.5 million loan made in 2008 was advanced to provide for working capital needs of Changyou HK. The loans were repaid in April 2009. In 2010, Changyou did not borrow any additional amounts from Sohu and the balance of loan is $nil as of December 31, 2010.

Amounts Changyou Due to/from Sohu

Changyou’s intercompany payables to Sohu, arising mainly from expenses charged from Sohu for sales and marketing services provided to Changyou, amounted to $5.2 million as of December 31, 2010, compared to $5.0 million as of December 31, 2009 and $10.8 million as of December 31, 2008. Intercompany receivables from Sohu, arising mainly from customer advances collected by Sohu on Changyou’s behalf, were $0.3 million, $0.3 million and $8.5 million, respectively, as of December 31, 2010, 2009 and 2008. These balances are interest free and settleable on demand, and are measured at the amount of consideration established and agreed to by the related parties, which approximates amounts that would be charged to third parties.

Sponsored Search Business

Our sponsored search business is conducted through Sohu’s online search subsidiary Sogou Inc. (“Sogou”) via Sogou.com, an interactive proprietary search engine. Sponsored search services provide priority placements in our search directory and pay-for-click services to customers, especially small and medium-sized enterprises.

During 2010, we restructured our sponsored search business in preparation for the sale of Sogou’s newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the

investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang. In the restructuring, we transferred to Sogou certain assets and liabilities associated with the mobile version of Sogou Pinyin, and transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou will remain liable for a loan payable to Sohu in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in our search business and previously funded by Sohu.

On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba, China Web and Photon for $15 million, $9 million, and $24 million, respectively, that represent approximately 10%, 6% and 16%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Sohu and Sogou have established a share incentive program for Sogou management and key employees as well as certain members of Sohu’s executive management. Sohu will retain approximately 53% of Sogou on a fully-diluted basis, and intends in any event to retain a majority of the outstanding share capital of Sogou on a fully-diluted basis. As Sogou’s controlling shareholder, Sohu will continue to consolidate Sogou but will recognize noncontrolling interest reflecting shares held by shareholders other than Sohu.

With its new capital structure in place, Sogou is a separate operating entity focused exclusively on its desktop products and online search businesses, which we believe are picking up momentum. The shareholder group includes not only the Alibaba Group and Sohu, but also Sogou’s management team. We believe that this transformation has also helped to further attract talent as well as to build confidence among our business partners, and most importantly our distributors. We believe that our collaboration with Alibaba is progressing well.

Wireless and Others Businesses

Our wireless and others businesses mainly consist of the wireless business, which offers value-added services (such as news, weather forecasts, chatting, entertainment information and mobile phone ringtone and logo downloads) to mobile phone users.

Economy and Industry

The Chinese economy began to experience a slowing growth rate during the global financial crisis in the latter half of 2008. In 2009, the Chinese government carried out a series of stimulus plans and the Chinese economy recovered gradually with GDP growth exceeding 8%. In 2010, the Chinese economy has bottomed out and witnessed a sound recovery with GDP growth at 10.3%. Heading into 2011, it is forecasted that economy in China will keep a normal GDP growth rate around 9%. We believe a modest macro environment would provide an attractive opportunity for our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the revenue recognition, the share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, determination of fair value of financial instruments, determination of net accounts receivable, determination of fair value of identifiable assets and liabilities acquired through business combination, accounting for investment in debt securities, accounting for equity investments, assessment of impairment for long-lived assets and goodwill, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The recognition of revenues involves certain management judgments. The amount and timing of our revenues could be materially different for any period if management made different judgments or utilized different estimates. For a barter transaction involving advertising services, we recognize revenue and expense at fair value only if the fair value of the advertising services surrendered/received in the transaction is determinable. No revenue from advertising-for-advertising barter transaction is recognized since the fair value cannot be reliably determined.

Brand Advertising Revenues

Brand advertising revenues are recognized after deducting agent rebates and applicable business tax.

For brand advertising revenues, a contract is signed to establish the fixed price and advertising services to be provided. Based on the contracts, we provide advertisement placements on our different website channels and/or in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration.

For brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the customer to assess the collectability of the contract. For those contracts for which the collectability was assessed as reasonably assured, we recognize revenue ratably over the period during which the advertising services were provided and when all revenue recognition criteria were met. For those contracts for which the collectability was assessed as not reasonably assured, we recognize revenue only when the cash was received and all other revenue recognition criteria were met. We treat all elements of advertising contracts as a single unit of accounting for revenue recognition purposes and recognize such revenue in one time when the last deliverable service in the arrangement was provided.

Sponsorship services, which is a type of brand advertising services, is similar to other brand advertising services, but generally involves larger amounts and longer contract periods. Sponsorship services may allow advertisers to sponsor a particular area on our websites, and may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship services advertisement revenues are normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Online Game Revenues

Game Operation Revenues

We earn revenues from our current MMORPG operations by providing online services to game players pursuant to the item-based revenue model. Under the item-based revenue model, game players play games free of charge and are charged for purchases of virtual items.

Under the item-based revenue model, proceeds received from sales of prepaid cards are initially recorded as receipts in advance. Proceeds from sale of prepaid cards to distributors are deferred when received and, revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. The revenues are recorded net of business tax, sales discounts and rebates to our distributors.

Under our item-based revenue model, game players can access our games free of charge, but may purchase consumable virtual items, including those with a predetermined expiration time, such as three months, or perpetual items, such as certain costumes that stay bound to a game player for the life of the game. Revenues in relation to consumable virtual items are recognized as they are consumed, as our services in connection with these items have been fully rendered to our game players as of that time. Revenues in relation to perpetual virtual items are recognized over their estimated lives. We will provide continual online game services in connection with these perpetual virtual items until they are no longer used by our game players. We have considered the average period that game players typically play our games and other game player behavior patterns to arrive at our best estimates for the lives of these perpetual virtual items. We have also considered that the estimated lives of perpetual virtual items may be affected by various factors, including the acceptance and popularity of expansion packs, promotional events launched and market conditions. However, given the relatively short operating history of our games, and of our most popular game TLBB in particular, our estimate of the period that game players typically play our games may not accurately reflect the estimated lives of the perpetual virtual items. We have adopted a policy of assessing the estimated lives of perpetual virtual items on a quarterly basis. All paying users’ data collected since the launch of the games are used to perform the relevant assessments. Historical behavior patterns of these paying users during the period between their first log-on date and last log-on date are used to estimate the lives of perpetual virtual items. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods become longer and we continue to gain more operating history and data. Any adjustments arising from changes in the estimates of the lives of perpetual virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Any changes in our estimate of lives of perpetual virtual items may result in our revenues being recognized on a basis different from prior periods’ and may cause our operating results to fluctuate.

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

Revenue for the priority placement services is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. The priority of the display of text-based links is based on the bidding price of different advertisers.

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

We contract with China Mobile and its subsidiaries and China Unicom and its subsidiaries (“China mobile network operators”) for billing, collection and transmission services offered to their users. We also contract with other service providers to obtain content and to distribute our wireless products. In addition, we purchase certain content from third-party content providers. In most of these arrangements, the fees payable to the third-party service and content providers are calculated based on certain percentages of the revenue earned after deducting the fees paid to China mobile network operators.

Wireless service fees are charged on a monthly or per message/download basis. Due to the technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate”, which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, we rely on China mobile network operators to provide us the billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not provided us the monthly billing confirmations, we use the information generated from our internal system as well as the historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. In the later period when we get the actual billing confirmation, we then record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates, the differences between the actual facts and our estimations may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended December 31, 2010, 79% of our estimated wireless revenues were confirmed by the monthly billing confirmations received from the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to us.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factors being whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction and the specific requirements of each contract. Currently, a majority of our wireless revenues are recorded on a gross basis, as we have the primary responsibility for fulfillment and acceptability of the wireless services. To the extent we are acting as a principal in a transaction, we report as revenue payments received on a gross basis, and report as costs of revenue amounts attributable to services provided by mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis as revenue payments received. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement.

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

Noncontrolling Interest

Noncontrolling interest is the portion of economic interest in Sohu’s majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to Sohu. Currently, the noncontrolling interest in our consolidated financial statements mainly consists of noncontrolling interest for Changyou and Sogou.

Noncontrolling Interest for Changyou

To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations, based on their share of the economic interests in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with its changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets.

Noncontrolling Interest for Sogou

To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income/loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with these shareholders’ original investments in Series A Preferred Shares, is accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as its redemption is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring.

By virtue of the Sogou Series A Terms and the terms of the restructuring, as Sogou loses money after its restructuring, the net losses will be allocated in the following order: (i) net losses will be allocated to Sohu until its basis in Sogou decreases to zero; (ii) additional net losses will be allocated to noncontrolling shareholders until their investment in Sogou decreases to zero; and (iii) further net losses will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou. Any subsequent net income from Sogou will be allocated in the following order: (i) net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero; (ii) additional net income will be allocated to noncontrolling shareholders to bring their basis back; (iii) further net income will be allocated to Sohu to bring its basis back; and (iv) further net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted for two factors as following:

(1)	Difference between Changyou’s net income attributable to Sohu determined by:

i)	the percentage of the total economic interest in Changyou held by Sohu, and

ii)

the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method.

(2)	Difference between Sogou’s net income/loss attributable to Sohu determined by:

i)	the Sogou Series A Terms and the terms of Sogou’s restructuring, and

ii)

the percentage of the weighted average number of Sogou shares held by Sohu to the weighted average number of Sogou ordinary shares and shares issuable upon the conversion of convertible preferred shares under the if-converted method.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, investment in debt securities, accounts payable and accrued liabilities. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects our best estimate of the amounts that will not be collected. We make estimations of the collectability of accounts receivable. In estimating the general allowance, many factors are considered, including but not limited to reviewing delinquent accounts receivable, performing aging analysis and customer credit analysis, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of our customers or mobile network operators deteriorate or the mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to us.

Investment in Debt Securities

We invest our excess cash in certain debt securities of high-quality corporate issuers. We elected the fair value option to account for our investments in debt securities at their initial recognition, and recorded changes in fair value in other income/expenses. The fair value election was made to mitigate accounting mismatches and to achieve operational simplifications.

Equity Investments

Investments in entities over which we have significant influence but do not control are recorded as equity investments and are accounted for by the equity method. Under this method, our share of the post-acquisition profits or losses of the equity investment is recognized in the consolidated statements of operations; and our share of post-acquisition movements in equity investments is recognized in equity in the consolidated balance sheets. Unrealized gains on transactions between our and our equity investments are eliminated to the extent of the interest in the equity investments. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When our share of losses in an equity investment equals or exceeds our interest in the equity investment, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investee.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and prepaid non-current assets.

Fixed Assets

Fixed assets mainly comprise computer equipment and hardware, office building, investment properties, leasehold improvements, vehicles and office furniture. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Intangible Assets

Intangible assets primarily comprise computer software, domain names, trademarks, marketing rights, source codes, operating rights for licensed games, and computer software purchased from unrelated third parties. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives.

Prepaid non-current Assets

Prepaid non-current assets primarily include prepayments for the office buildings to be built as Sohu’s and Changyou’s headquarters before they were recognized as fixed assets; also included are prepaid content and license fees. We amortize content and license fees over the shorter of the terms of the applicable licensing period or the estimated period over which the benefits of the licensing contract will be enjoyed.

Impairment of Long-lived Assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets using the projected discounted cash flow method. The estimation of future cash flows requires significant management judgment based on our historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in our business model is determined by our management. An impairment charge would be recorded if we determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair values of the assets.

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

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries and VIEs in the PRC (except for Wuxi Sohu New Momentum, a PRC subsidiary set up in May 2010), the United Kingdom, Malaysia, and Korea, respectively, are the RMB, British Pound, Malaysian Ringgit, and Korean Won, respectively. Wuxi Sohu New Momentum’s functional currency is the U.S. dollar. The functional currency of our subsidiaries in the U.S. and Hong Kong is the U.S. dollar.

Foreign Currency Translation

Assets and liabilities of our China-based subsidiaries and VIEs (not including Wuxi Sohu New Momentum) are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

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

In 2010, we adjusted our business grouping from advertising business (composed of brand advertising and sponsored search), online game business, and wireless and others business to brand advertising business, online game business, sponsored search business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2010 to conform to the current year classification.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2010		2009		2008		10 VS 09	09 VS 08
Revenues:
Brand Advertising	$211,821	35%	$177,073	34%	$169,268	39%	$34,748	$7,805
Online game	327,151	53%	267,585	52%	201,845	47%	59,566	65,740
Sponsored search	18,649	3%	8,491	2%	6,313	2%	10,158	2,178
Wireless and others	55,156	9%	62,090	12%	51,625	12%	(6,934)	10,465

Total revenues	$612,777	100%	$515,239	100%	$429,051	100%	$97,538	$86,188

Total revenues were $612.8 million for 2010, compared to $515.2 million and $429.1 million for 2009 and 2008, respectively. The year-on-year increase in total revenues for 2010 and 2009 was $97.6 million and $86.1 million, respectively. The increase was mainly attributable to online game revenues and brand advertising revenues.

Brand Advertising Revenues

Brand advertising revenues were $211.8 million for 2010, compared to $177.1 million and $169.3 million for 2009 and 2008, respectively. The year-on-year increase in brand advertising revenues for 2010 and 2009 was $34.7 million and $7.8 million, respectively. The increase was mainly due to increased advertising dollars from existing advertisers and to a lesser extent an increased number of advertisers. Sales to our five largest advertisers comprised approximately 11% of total brand advertising revenues for 2010, compared to 15% for both 2009 and 2008.

For the years ended December 31, 2010, 2009 and 2008, the value of brand advertising services provided by our brand advertising segment to our online game segment (conducted via Changyou) were approximately $11 million, $20 million and $30 million, respectively. No revenue and/or expense were recognized in Sohu’s consolidated statements of operations as all intercompany transactions were eliminated.

As of December 31, 2010, 2009 and 2008, we recorded $7.8 million, $1.5 million and $5.2 million of receipts in advance from advertisers, respectively.

We expect brand advertising revenue to increase in 2011 compared to 2010.

Online Game Revenues

Online Game revenues were $327.1 million for 2010, compared to $267.6 million and $201.8 million for 2009 and 2008, respectively. The year-on-year increase in online game revenues for 2010 and 2009 was $59.6 million and $65.8 million, respectively. The increase in online game revenues for 2010 and 2009 were mainly due to increased popularity of our flagship game, TLBB, which we launched in May 2007.

We expect online game revenue to increase in 2011 compared to 2010.

Revenue Sources

The following table sets forth the revenues generated from our game operations in mainland China and overseas licensing (in thousands):

	Year Ended December 31,
	2010	2009	2008
Online game revenues:
Game operations revenues	$318,921	$259,783	$194,607
Overseas licensing revenues	8,230	7,802	7,238

Total online game revenues	$327,151	$267,585	$201,845

Game Operations Revenues

Our current seven MMORPGs in China, TLBB, BO, BH2, DHSH, ZHYX, IF and SJQY, are free to play games that generate revenues using the item-based revenue model through the sale of virtual items that enhance the game-playing experience. Game players can purchase virtual items, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, materials, skill books and fireworks by purchasing prepaid game cards or game points.

We report our game operations revenues after netting business taxes, sales discounts and rebates to our distributors.

Overseas Licensing Revenues

We began licensing our game TLBB to operators outside of China in 2007. We began generating overseas licensing revenues from TLBB in Thailand in September 2010, in Malaysia and Singapore in April 2009, in Taiwan and Hong Kong in April 2008, and in Vietnam in August 2007. The licenses are for terms of either two years or three years. Under our licensing arrangements, the licensee operators pay us an initial license fee and ongoing royalties based on a percentage of revenues generated by them over the term of the license period.

Our overseas licensing revenues were $8.2 million for 2010, compared to $7.8 million and $7.2 million for 2009 and 2008, respectively.

Revenue Collection

Game Operations

We sell virtual and physical prepaid game cards to regional distributors, who in turn sub-distribute to retail outlets, including Internet cafés, various websites, newsstands, software stores, bookstores and retail stores. We typically collect payment from our distributors upon delivery of our prepaid game cards, but only recognize revenues as the virtual items are consumed. We generally offer a sales discount to our prepaid game card distributors based on the popularity of our games. In 2008, we offered an initial sales discount at the rate of 15.0%, which has decreased to the current rate of 11.0%, effective as of January 2009. In addition, we offer a discount of 5.0% to our game players who directly purchase virtual prepaid game cards and game points from our online sales system. The sales discount represents the difference between the price at which we sell prepaid game cards to distributors or game players, as the case may be, and the face value of the prepaid game cards or the equivalent of game points.

We also offer rebates in the form of credits on future purchases of prepaid game cards to distributors of our prepaid game cards. Distributors of prepaid game cards will receive a credit on future purchases of our prepaid game cards in an amount equal to 1.0% to 3.0% of the discounted value of our prepaid game cards, provided that the distributors meet certain preset sales conditions. Historically, most of our distributors have met the conditions required to receive these credits. Credits are in the form of free prepaid game cards. We incur transaction costs of 0.1% to 0.5% of the face value of the virtual prepaid game cards or the equivalent of game points by using third-party payment platforms.

The current total discount and rebate rate we typically offer to all of our prepaid game card distributors is approximately 12.0% to 14.0% of the face value of our prepaid game cards. The total discount and transaction costs associated with game players’ use of third-party payment platforms is 5.1% to 5.5% of the face value of the virtual prepaid game cards or the equivalent of game points purchased.

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

Revenue Recognition

Game Operations

Proceeds received from sales of prepaid game cards form the basis of our revenues and are recorded initially as receipts in advance. Upon activation of the prepaid game cards, proceeds are transferred from receipts in advance to deferred revenues. Proceeds received from online sales of game points directly to game players are recorded as deferred revenues. As of December 31, 2010, we had receipts in advance from distributors and deferred revenues from our game operations of $33.8 million, compared with $29.6 million and $19.9 million as of December 31, 2009 and 2008, respectively.

We recognize revenues when virtual items purchased by game players are consumed. For consumable virtual items, including those with a predetermined expiration time, revenues are recognized as they are consumed, and for perpetual virtual items, revenues are recognized over their estimated lives. In addition, prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenues upon expiration of the cards. In contrast, once the prepaid game cards are activated and credited to a game player’s account, they will not expire as long as the game account remains active. We are entitled to close a game player’s account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive game player’s account are recognized as revenues when the account is closed. For the years ended December 31, 2010, 2009 and 2008, the revenue from expired game cards and inactive game players’ accounts was $0.7 million, $0.2 million and $0.2 million, respectively.

Overseas Licensing

For the initial license fees receivable under our overseas licensing agreements, we recognize revenues ratably over the remaining license period, during which we are obligated to provide post-sales services such as technical support and provision of updates or upgrades to the licensed games. Unrecognized initial license fees received are recorded as deferred revenues. As of December 31, 2010, such deferred revenues were $0.7 million, compared with $0.6 million and $0.8 million as of December 31, 2009 and 2008, respectively. With respect to the ongoing revenue-based royalties, we recognize revenues when the revenue-based royalties are earned under the terms of the overseas licensing agreements, and the collection of such royalties is probable.

Sponsored Search Revenues

Sponsored search services primarily include priority placements in our search directory and pay-for-click services. Revenues from pay-for-click services accounted for approximately 84% of the total sponsored search revenues for 2010, compared to 73% and 47%, for 2009 and 2008, respectively.

Sponsored search revenues were $18.6 million for 2010, compared to $8.5 million and $6.3 million for 2009 and 2008, respectively. The year-on-year increase in sponsored search revenues for 2010 was $10.1 million. The year-on-year increase in sponsored search revenues for 2009 was $2.2 million. The increase in sponsored search revenues mainly arose from pay-for-click services.

We expect sponsored search revenues to increase in 2011 compared to 2010.

Wireless and Others Revenues

Wireless Revenues

Wireless revenues were $52.3 million for 2010, compared to $60.8 million and $47.0 million for 2009 and 2008, respectively. The year-on-year decrease in wireless revenues for 2010 was $8.5 million, mainly due to limitations imposed by mobile network operators, and the year-on-year increase for 2009 was $13.8 million, mainly due to successful product distribution programs and our continued market development efforts and product diversification.

We expect wireless revenues to be flat or decrease slightly in 2011 compared to 2010, considering the existing and potential limitations imposed by mobile network operators.

Revenues for Other Services

Other services mainly consist of sales of software to third parties, provision of applications service provider (“ASP”) services, and websites construction and maintenance. Revenues for other services were $2.9 million for 2010, compared to $1.3 million and $4.6 million for 2009 and 2008, respectively.

Cost and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2010		2009		2008		10 VS 09	09 VS 08
Cost of revenues:
Brand advertising	$86,684	54%	$59,451	48%	$59,443	55%	$27,233	$8
Online game	29,852	19%	17,505	14%	14,567	14%	12,347	2,938
Sponsored search	14,243	9%	9,669	8%	6,075	6%	4,574	3,594
Wireless and others	29,528	18%	36,770	30%	27,229	25%	(7,242)	9,541

Total cost of revenues	$160,307	100%	$123,395	100%	$107,314	100%	$36,912	$16,081

Total cost of revenues was $160.3 million for 2010, compared to $123.4 million and $107.3 million for 2009 and 2008, respectively. The year-on-year increase in total cost of revenues for 2010 and 2009 was $36.9 million and $16.1 million, respectively. The increase was mainly attributable to increased cost of brand advertising revenues and increased cost of online game revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues includes salary and benefits expenses, depreciation expenses, content and license costs, bandwidth leasing costs, and revenue sharing payments to third parties.

The cost of brand advertising revenues was $86.7 million for 2010, compared to $59.5 million and $59.4 million for 2009 and 2008, respectively.

The year-on-year increase in cost of brand advertising revenues for 2010 was $27.2 million. The increase was primarily attributable to investment in Sohu’s video site, and mainly consisted of a $9.7 million increase in content and license costs, a $8.9 million increase in bandwidth leasing costs to our expanded business, a $4.0 million increase in share-based compensation expense, and a $2.4 million increase in salary and benefits expenses.

The year-on-year increase in cost of brand advertising revenues for 2009 was $8,000. The minor increase mainly consisted of a $3.6 million increase in salary and benefits expenses, a $3.2 million increase in bandwidth leasing cost to our expanded business, and a $0.9 million increase in facility expenses, offset by a $5.7 million decrease in content and license costs and a $1.1 million decrease in revenue sharing payments to third parties.

Our brand advertising gross margin was 59% for 2010, compared to 66% and 65% for 2009 and 2008. The decrease in our brand advertising gross margin was due to the growth in brand advertising revenues having been slower than the increase in cost of brand advertising revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-based royalty payments to the game developers, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, PRC business tax and value-added tax (“VAT”) arising from transactions between Changyou’s subsidiaries and its VIEs.

The cost of online game revenues was $29.9 million for 2010, compared to $17.5 million and $14.6 million for 2009 and 2008, respectively.

The year-on-year increase in cost of online game revenues for 2010 was $12.4 million. The increase mainly consisted of a $4.4 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce, a $3.0 million increase in revenue-based royalty payments to the game developers, a $1.9 million increase in bandwidth leasing costs and a $1.7 million increase in depreciation expenses and amortization of licensing fees.

The year-on-year increase in cost of online games revenues for 2009 was $2.9 million. The increase mainly consisted of a $1.1 million increase in bandwidth leasing costs and a $1.0 million increase in PRC business tax and VAT that AmazGame pays on the revenue that it derives from its contractual arrangements with Gamease.

The changes were primarily attributable to the increased popularity of TLBB and launching of new games.

Our online game gross margin was 91%, 93% and 93%, respectively, for 2010, 2009 and 2008.

Cost of Sponsored Search Revenues

Cost of sponsored search revenues mainly consists of depreciation expenses, bandwidth leasing costs, payments to our website Alliance and salary and benefits expenses.

Cost of sponsored search revenues was $14.2 million for 2010, compared to $9.7 million and $6.1 million, respectively, for 2009 and 2008.

The year-on-year increase in cost of sponsored search revenues for 2010 was $4.5 million. The increase mainly consisted of a $3.6 million increase in payments to our website Alliance.

The year-on-year increase in cost of sponsored search revenues for 2009 was $3.6 million. The increase mainly consisted of a $1.9 million increase in bandwidth leasing costs and a $0.8 million increase in depreciation expenses.

Cost of Wireless and Others Revenues

Cost of Wireless Revenues

Cost of wireless revenues consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $28.0 million for 2010, compared to $34.4 million and $24.5 million, respectively, for 2009 and 2008.

The year-on-year decrease in cost of wireless revenues for 2010 was $6.4 million. The decrease mainly consisted of a $3.5 million decrease in payments to third party wireless service alliances and content suppliers, and a $2.9 million decrease in collection charges and transmission fees paid to mobile network operators. The decrease was in line with wireless revenues fluctuation.

The year-on-year increase in cost of wireless revenues for 2009 was $9.9 million. The increase mainly consisted of a $7.4 million increase in payments to third party wireless service alliances and content suppliers, and a $2.0 million increase in collection charges and transmission fees paid to mobile network operators.

The collection charges and transmission fees vary between mobile network operators. The collection charges and transmission fees mainly include (1) a gateway fee of $0.003 to $0.03 per message in 2010 and $0.003 to $0.029 per message in 2009 and 2008, depending on the volume of the monthly total wireless messages, and (2) a collection fee of 0% to 87% of total fees collected by mobile network operators from mobile phone users (with the residual paid to us) in 2010, compared to 15% to 75% in 2009 and 10% to 70% in 2008.

Our wireless gross margin was 46%, for 2010, compared to 43% and 48%, respectively, for 2009 and 2008.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of personnel and other expenses in connection with sales of software, provision of ASP services and construction and maintenance of websites. Cost of revenues for other services was $1.5 million for 2010, compared to $2.4 million and $2.7 million, respectively, for 2009 and 2008.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2010		2009		2008		10 VS 09	09 VS 08

Operating expenses:
Product development	$75,600	34%	$56,943	30%	$49,713	31%	$18,657	$7,230
Sales and marketing	105,406	48%	93,498	50%	84,691	54%	11,908	8,807
General and administrative	40,375	18%	36,624	20%	22,695	14%	3,751	13,929
Amortization of intangible assets	558	0%	388	0%	796	1%	170	(408)

Total operating expenses	$221,939	100%	$187,453	100%	$157,895	100%	$34,486	$29,558

Total operating expenses were $221.9 million for 2010, compared to $187.5 million and $157.9 million, respectively, for 2009 and 2008.

The year-on-year increase in total operating expenses for 2010 and 2009 was $34.5 million and $29.6 million, respectively. The increase in total operating expenses was mainly due to increases in product development expenses and sales and marketing expenses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for the enhancement to and maintenance of our websites as well as costs associated with new product development and enhancement for existing products and services.

Product development expenses were $75.6 million for 2010, compared to $56.9 million and $49.7 million, respectively, for 2009 and 2008.

The year-on-year increase in product development expenses for 2010 was $18.7 million. The increase mainly consisted of a $9.6 million increase in salary and benefits expenses, a $3.2 million increase in content and license expenses, a $1.7 million increase in facility expenses and a $1.6 million increase in depreciation expenses.

The year-on-year increase in product development expenses for 2009 was $7.2 million. The increase mainly consisted of a $3.0 million increase in salary and benefits expenses resulting from an increase in headcount, a $2.0 million increase in share-based compensation expenses, a $1.3 million increase in facility expenses and a $0.9 million increase in depreciation expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Sales and marketing expenses were $105.4 million for 2010, compared to $93.5 million and $84.7 million, respectively, for 2009 and 2008.

The year-on-year increase in sales and marketing expenses for 2010 was $11.9 million. The increase mainly consisted of a $5.7 million increase in salary and benefits expenses, a $4.3 million increase in share-based compensation expense primarily for restricted share units granted in January 2010, and a $1.2 million increase in travel expenses.

The year-on-year increase in sales and marketing expenses for 2009 was $8.8 million. The increase was mainly due to a Sohu branding campaign in 2009.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses and professional service fees.

General and administrative expenses were $40.4 million for 2010, compared to $36.6 million and $22.7 million for 2009 and 2008, respectively.

The year-on-year increase in general and administrative expenses for 2010 was $3.8 million. The increase mainly consisted of a $1.5 million increase in professional service fees, and a $1.1 million increase in share-based compensation expense primarily for restricted share units granted in January 2010.

The year-on-year increase in general and administrative expenses for 2009 was $13.9 million. The increase mainly consisted of a $5.2 million increase in salary and benefits expenses, a $5.0 million increase in share-based compensation expense, a $2.9 million increase in professional service fees, and a $0.6 million increase in facility expenses.

Amortization of Intangible Assets

Amortization of intangible assets was mainly related to the acquisitions of the 17173.com, Focus.cn, GoodFeel and Go2Map.

Amortization of intangible assets was $0.6 million for 2010, compared to $0.4 million and $0.8 million, respectively, for 2009 and 2008.

Share-based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors. As of December 31, 2010, no share-based awards had been granted by Sogou; therefore no share-based compensation expense was recognized under the Sogou 2010 Share Incentive Plan.

Share-based compensation expense was recognized in costs and/or expenses for the years ended December 31, 2010, 2009 and 2008, respectively, as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2010	2009	2008
Cost of revenues	$5,000	$1,149	$1,238
Product development expenses	9,692	8,729	6,749
Sales and marketing expenses	5,027	747	896
General and administrative expenses	7,772	6,694	1,737

	$27,491	$17,319	$10,620

Share-based compensation expense recognized for share-based awards granted by Sohu and Changyou, respectively, was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2010	2009	2008
For the share awards granted by Sohu.com Inc.	$19,000	$4,176	$5,868
For the share awards granted by Changyou.com Limited	8,491	13,143	4,752

	$27,491	$17,319	$10,620

For share options granted by Sohu, as of December 31, 2010 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For restricted share units granted by Sohu, as of December 31, 2010, there was $18.3 million of unrecognized compensation expense.

For share-based awards granted by Changyou, as of December 31, 2010, there was $7.1 million of unrecognized compensation expense.

Operating Profit

As a result of the foregoing, our operating profit was $230.5 million for 2010, compared to $204.4 million and $163.8 million, respectively for 2009 and 2008. The year-on-year increase in operating profit was $26.1 million and $40.6 million, respectively for 2010 and 2009.

Other Income (Expense)

Other expense was $790,000 for 2010, compared to $342,000 other income and $535,000 other expense, respectively, for 2009 and 2008.

Interest Income and Exchange Difference

Interest income and exchange difference in 2010 was $4.5 million, comprising interest income of $6.5 million, offset by exchange loss of $2.0 million, compared to $5.0 million and $4.3 million, respectively, for 2009 and 2008, mainly consisting of interest income.

Income Tax Expense

Income tax expense was $36.0 million for 2010, compared to $33.7 million and 9.0 million, respectively, for 2009 and 2008. The year-on-year increase in income tax expense was $2.3 million and $24.7 million, respectively for 2010 and 2009.

The increase in income tax expense in 2010 was mainly due to a $5.5 million increase in income tax expense of online game business; offset by a $2.7 million decrease in income tax expense for the utilization of excess tax benefits from existing U.S. Corporate Income Tax net operating losses (“NOL”) generated from excess tax deductions related to share-based awards (“excess tax benefit”).

The increase in income tax expense in 2009 was mainly due to the applicable income tax rates changing from 0% to the range of 7.5% to 15% for our major operating subsidiaries and VIEs in the PRC in 2009, as these entities’ tax exemption periods expired at the end of 2008. In addition, this increase included $3.9 million of utilization of excess tax benefits.

The above excess tax benefits were correspondingly charged to the shareholders’ equity section in the consolidated balance sheets using the with-and-without approach and presented as cash outflow from operating activities and cash inflow from financing activities. Realizing these benefits reduces the amount of taxes payable and does not otherwise involve cash flows.

Income from Continuing Operations

Income from continuing operations was $198.2 million for 2010, compared to $176.0 million and $158.6 for 2009 and 2008, respectively.

In 2010, we had income from continuing operations of $198.2 million, including $50.2 million from brand advertising, wireless and others segment, $174.9 million from online game segment, and negative $26.9 million from sponsored search segment. In 2009, we had income from continuing operations of $176.0 million, including $52.0 million from brand advertising, wireless and others segment, $144.7 million from online game segment, and negative $20.7 million from sponsored search segment.

Net Income

As a result of the foregoing, we had net income of $198.2 million for 2010, compared to $176.4 million and $158.6 million for 2009 and 2008, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $49.6 million for 2010, compared to $28.6 million and negative $51,000 for 2009 and 2008, respectively.

The year-on-year increase in net income attributable to noncontrolling interest for 2010 was $21 million for 2010. The increase was mainly due to the noncontrolling interest attributable to Changyou’s shareholders other than Sohu having increased from 26% to 29%, and Changyou’s net income also having increased during the period.

The year-on-year increase in net income attributable to noncontrolling interest for 2009 was $28.5 million. The increase was mainly due to the noncontrolling interest recognized for Changyou after its initial public offering in April 2009. For 2008, the noncontrolling interest only included that recognized for 21 East.

We expect the noncontrolling interest recognized for Changyou to increase in 2011 compared with 2010, due to vesting of share-based awards as described in Note 20 - Sohu.com Inc. Shareholders’ Equity - Changyou.com Limited Share-based Awards, as well as the increase in Changyou’s net income.

We expect Sogou to continue to generate losses in 2011. Since we just started to recognize Sogou’s noncontrolling interest after its restructuring on October 22, 2010, we expect that the full year’s loss in 2011 attributable to Sogou’s noncontrolling shareholders will increase.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $148.6 million for 2010, compared to $147.8 million and $158.6 million for 2009 and 2008, respectively.

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

In 2010, we adjusted our business grouping from advertising business (composed of brand advertising and sponsored search), online game business, and wireless and others business to brand advertising business, online game business, sponsored search business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2010 to conform to the current year classification.

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2010. The data have been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(unaudited, in thousands, except per share data)
Revenues:
Brand advertising	$60,064	$59,083	$53,162	$39,512	$45,876	$48,502	$43,621	$39,074
Online game	91,735	85,623	77,721	72,072	70,698	68,684	66,596	61,607
Sponsored search	6,596	5,357	3,872	2,824	2,914	2,275	1,756	1,546
Wireless and others	14,767	14,001	11,342	15,046	16,343	17,124	15,112	13,511

Total revenues	173,162	164,064	146,097	129,454	135,831	136,585	127,085	115,738
Cost of revenues:
Brand advertising	23,889	23,256	22,256	17,283	16,238	15,418	14,065	13,730
Online game	8,923	8,537	7,008	5,384	5,419	4,713	3,937	3,436
Sponsored search	4,497	3,650	3,343	2,753	2,854	2,529	2,182	2,104
Wireless and others	8,075	7,733	6,314	7,406	9,322	10,530	8,595	8,323

Total cost of revenues	45,384	43,176	38,921	32,826	33,833	33,190	28,779	27,593

Gross profit	127,778	120,888	107,176	96,628	101,998	103,395	98,306	88,145
Operating expenses:
Product development	23,747	19,454	16,881	15,518	14,461	14,531	14,637	13,314
Sales and marketing	27,381	25,410	29,606	23,009	25,405	25,457	25,810	16,826
General and administrative	10,489	10,619	9,384	9,883	8,801	10,721	9,208	7,894
Amortization of intangible assets	148	163	139	108	93	93	128	74

Total operating expenses	61,765	55,646	56,010	48,518	48,760	50,802	49,783	38,108

Operating profit	66,013	65,242	51,166	48,110	53,238	52,593	48,523	50,037

Other income (expense)	504	(939)	(330)	(25)	239	40	62	1
Interest income and exchange difference	1,267	1,050	958	1,199	1,136	1,469	1,274	1,122

Income before income tax expense	67,784	65,353	51,794	49,284	54,613	54,102	49,859	51,160
Income tax expense	10,399	11,340	6,329	7,963	12,168	7,022	7,969	6,586

Income from continuing operations	57,385	54,013	45,465	41,321	42,445	47,080	41,890	44,574
Gain (loss) from discontinued e-commerce operations	0	0	0	0	0	0	446	0

Net income	57,385	54,013	45,465	41,321	42,445	47,080	42,336	44,574
Less: Net income (loss) attributable to the non- controlling interest	13,409	13,004	12,012	11,130	10,096	9,726	8,801	(21)

Net income attributable to Sohu.com Inc.	$43,976	$41,009	$33,453	$30,191	$32,349	$37,354	$33,535	$44,595

Basic net income per share attributable to Sohu.com Inc.	$1.16	$1.08	$0.88	$0.80	$0.84	$0.97	$0.88	$1.17

Shares used in computing basic net income per share attributable to Sohu.com Inc.	37,981	37,896	37,822	37,778	38,317	38,410	38,284	38,162

Diluted net income per share attributable to Sohu.com Inc.	$1.07	$1.01	$0.82	$0.73	$0.76	$0.88	$0.79	$1.15

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,669	38,377	38,289	38,443	38,920	39,082	39,018	38,851

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Our principal sources of liquidity are cash and cash equivalents, investment in debt securities, as well as the cash flows generated from our operations.

As of December 31, 2010, we had cash and cash equivalents and investment in debt securities of approximately $754 million. As of December 31, 2009, we had cash and cash equivalents $564 million. Cash equivalents primarily comprise time deposits.

In October 2008, our Board of Directors approved a stock repurchase program of up to $150 million of Sohu’s outstanding shares of common stock until the end of 2009. In November 2008, we purchased 501,686 shares in the open market at an average price of $39.86 for total consideration of $20 million. In December 2009, we purchased 751,224 shares in the open market at an average price of $53.26 for total consideration of $40 million. In aggregate, as of December 31, 2009, we had repurchased a total of 1,252,910 shares in the open market at an average price of $47.89 for total consideration of $60 million. In 2010, we didn’t repurchase any shares in the open market.

On November 20, 2009, Sohu entered into an agreement to purchase an office building to be built in Beijing, which will serve as our headquarters, for a purchase price of approximately $110 million. On August 20, 2010, the purchase price was adjusted to $120 million to cover additional purchased floor area. As of December 31, 2010, $66 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $54 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

On August 23, 2010, Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $150 million. As of December 31, 2010, $60 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $90 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

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

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$284,424	$235,021	$218,358
Net cash used in investing activities	(229,814)	(79,645)	(27,021)
Net cash provided by (used in) financing activities	49,017	93,674	(7,390)
Effect of exchange rate change on cash and cash equivalents	10,980	307	7,772

Net increase in cash and cash equivalents	114,607	249,357	191,719
Cash and cash equivalents at beginning of year	563,782	314,425	122,706

Cash and cash equivalents at end of year	$678,389	$563,782	$314,425

Net Cash Provided by Operating Activities

For 2010, $284.4 million net cash provided by operating activities was primarily attributable to our net income of $198.2 million, adjusted by non-cash items of share-based compensation expense of $27.5 million, depreciation and amortization of $26.4 million, loss from equity investment of $1.6 million and other miscellaneous non-cash expense of $1.6 million, and an increase in cash from working capital items of $30.3 million, offset by a decrease in cash of $1.2 million excess tax benefits.

For 2009, $235.0 million net cash provided by operating activities was primarily attributable to our net income of $176.4 million, adjusted by non-cash items of share-based compensation expense of $17.3 million, depreciation and amortization of $18.4 million, other miscellaneous non-cash expense of $1.4 million and a net increase in cash from working capital items of $24.7 million, offset by decrease in cash of $3.2 million excess tax benefits. The $3.2 million excess tax benefits consisted of excess tax deductions of $3.9 million partially offset by the reversal of excess tax deductions of $0.7 million taken previously, both related to share-based payment arrangements.

In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and cash inflow from financing activities. Realizing these benefits reduces the amount of taxes payable and does not otherwise affect cash flows.

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

Net Cash Used in Investing Activities

For 2010, $229.8 million net cash used in investing activities was primarily attributable to $141.0 million used in acquiring fixed assets and prepaid non-current assets, including $44 million for Sohu’s office building and $60 million for Changyou’s office building, $74.6 million of investment in debt securities and $14.2 million used in business acquisitions and investing activities.

For 2009, $79.6 million net cash used in investing activities was primarily attributable to $82.3 million used in acquiring fixed assets and prepaid non-current assets, including $22 million for Sohu’s office building to be built in Beijing, offset by a $2.7 million release of restricted cash.

For 2008, $27.0 million net cash used in investing activities was primarily attributable to $28.7 million used in purchasing fixed assets and other assets, offset by a $1.7 million release of restricted cash.

Net Cash Provided by (Used in) Financing Activities

For 2010, $49.0 million net cash provided by financing activities was primarily attributable to $48.0 million from the sale of Sogou’s newly-issued Series A Preferred Shares to Alibaba, China Web and Photon, $2.1 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, $1.2 million excess tax benefits mentioned in above “Net Cash Provided by Operating Activities” and $0.7 million proceeds from other financing activities, offset by repayment of a $3.0 million loan by one of Sohu’s subsidiaries to a third party.

For 2009, $93.7 million net cash provided by financing activities was primarily attributable to $128.3 million of proceeds generated from Changyou’s initial public offering, $4.1 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan and $3.2 million excess tax benefits mentioned in above “Net Cash Provided by Operating Activities”. The net cash provided by financing activities was offset by $40.0 million used for the repurchase of our common stock and $1.9 million for payments made in other financing activities.

For 2008, $7.4 million net cash used in financing activities was primarily attributable to $20.0 million used for the repurchase of our common stock, $6,000 used for redemption of our zero coupon convertible senior notes, and $0.9 million used for miscellaneous financing activities. This amount was partially offset by $13.1 million received from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, and $427,000 from cash contributions received from a noncontrolling shareholder.

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

Substantially all of Changyou’s operations are conducted through Gamease, Guanyou Gamespace and Shanghai ICE, our VIEs, which generate all of our online game revenues. As these VIEs are not owned by Changyou’s subsidiaries, they are not able to make dividend payments to Changyou’s subsidiaries. Instead, each of AmazGame, Gamespace and ICE WFOE, which are Changyou’s subsidiaries in China, has entered into a number of contracts with its corresponding VIEs to provide services to such VIE in return for cash payments. In order for us to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, or to distribute any dividends to our shareholders and ADS holders, we will need to rely on these payments made from these VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments are subject to PRC taxes, including business taxes and VAT, which effectively reduce the amount that a PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

With respect to PRC tax, certain dividends paid by WFOEs to their immediate Hong Kong holding companies that meet tax authorities’ requirements would be subject to a withholding tax at the rate of 5%, which would reduce the amount of cash available for distribution to Sohu. Any such dividends paid to Hong Kong holding companies that did not meet the tax authorities’ requirements would be subject to a withholding tax at the rate of 10%, which would further reduce the amount of cash available for distribution to Sohu.

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

Dividend Policy

The two listed companies within the Sohu Group, Sohu.com Inc. and Changyou.com Limited, do not expect to pay dividends on their common stock and ordinary shares, respectively, in the foreseeable future. The Sohu Group currently intends to retain all available funds and any future earnings for use in the operation and expansion of its business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock or on Changyou.com Limited’s ordinary shares, including ordinary shares represented by Changyou.com Limited’s ADSs, for the foreseeable future.

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

In 2010, Changyou did not declare or pay any dividend.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2010 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office building purchases	$144,587	$96,457	$45,699	$2,431	$0
Content and service purchases	70,118	45,885	24,218	15	0
Operating lease obligations	16,289	6,633	5,392	4,264	0
License fees for games developed by third-parties	1,827	1,374	453	0	0

Total contractual obligations	$232,821	$150,349	$75,762	$6,710	$0

Office Building Purchases

On November 20, 2009, Sohu entered into an agreement to purchase an office building to be built in Beijing, which will serve as our headquarters, for a purchase price of approximately $110 million. On August 20, 2010, the purchase price was adjusted to $120 million to cover additional purchased floor area. As of December 31, 2010, $66 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $54 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

On August 23, 2010, Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $150 million. As of December 31, 2010, $60 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $90 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

Content and Service Purchases

We have entered into various purchase obligations for content and service. Purchase obligations represented non-cancelable contractual obligations as of December 31, 2010.

Operating Lease Obligations

We have entered into various non-cancelable operating lease agreements for certain of Sohu and Changyou’s offices, land and data centers with original lease periods expiring between 2011 and 2015. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. We recognize rent expense under such leases on a straight-line basis over the lease terms.

OTHER LONG-TERM LIABILITIES

As a result of our adoption of Accounting Standard Codification 740 Income Taxes” (ASC 740), during 2009, we recorded unrecognized tax benefit of $3.1 million and recognized related long-term tax payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The situation is unchanged as of December 31, 2010. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on “revenue recognition for arrangements with multiple deliverables and certain revenue arrangements that include software elements”. By providing another alternative for determining the selling price of deliverables, the guidance for arrangements with multiple deliverables will allow companies to allocate consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. The new guidance modifies the fair value requirements of previous guidance by allowing “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and other vendor objective evidence (“VOE,” now referred to as “TPE,” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for certain revenue arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance is effective for fiscal years beginning on or after June 15, 2010. However, companies may adopt the guidance as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We have not early adopted the new guidance and is currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In December 2010, FASB issued revised guidance on “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The revised guidance specifies that an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the revised guidance should be included in earnings as required by Section 350-20-35. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have not early adopted the new guidance and are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

While our reporting currency is the U.S. dollar, to date the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk. See “Risk Factors - We may suffer currency exchange losses if the RMB depreciates relative to the U.S. dollar.”

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. Shortly after this announcement, the center point of the currency’s official trading band broke through the 6.8 barrier to hit 6.7969 to the U.S. dollar; it broke through the 6.6 barrier to hit 6.5891 in January 2011; the appreciation is 3% in total, which is the highest center point of the past five years. As a result of the announcement, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the market supply and demand with reference to a basket of currencies

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2010, which consisted of cash and cash equivalents, investment in debt securities, account receivables, prepaid and other current assets, and current liabilities. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Total
Cash and cash equivalents	212,507	464,545	1,337	678,389
Investment in debt securities	0	75,529	0	75,529
Account Receivables	1,168	61,435	0	62,603
Prepaid and other current assets	4,563	15,850	3	20,416
Current liabilities	9,412	202,090	170	211,672

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the change in the consumer price index in China was 3.3%, negative 0.7% and positive 5.9% in 2010, 2009 and 2008, respectively. Although this rate of inflation was within a manageable range, there may be significant inflation in the future, which could have a material adverse effect on our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements which appear on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedules which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 116 of this report and is incorporated into this Item 8.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 29, 2011 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2010 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2010 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)
Equity compensation plans approved by security holders-2000 Stock Incentive Plan
Share Options	426	$16.56
Restricted Stock Units	706	0

Subtotal	1,132
Equity compensation plans approved by security holders-2010 Stock Incentive Plan
Restricted Stock Units	20	0	1,480

Subtotal	20		1,480
Equity compensation plans not approved by security holders	0		0

Total	1,152		1,480

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2010 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2010 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(a)(2) Financial Statements Schedule

Schedule I, Condensed Financial Information of Registrant, is included on page F-46 of this report and is incorporated into this Item 15(a)(2) by reference.

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

Date: February 28, 2011

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2011
Charles Zhang

/s/ CAROL YU	Co-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2011
Carol Yu

/s/ EDWARD B. ROBERTS	Director	February 28, 2011
Edward B. Roberts

/s/ CHARLES HUANG	Director	February 28, 2011
Charles Huang

/s/ DAVE QI	Director	February 28, 2011
Dave Qi

/s/ SHI WANG	Director	February 28, 2011
Shi Wang

/s/ JOHN DENG	Director	February 28, 2011
John Deng

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on Page F-2 of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

February 28, 2011

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$678,389	$563,782
Investment in debt securities	75,529	0
Accounts receivable, net	62,603	46,610
Prepaid and other current assets (including $4,983 and $ nil of shareholder loan to an equity investee, respectively)	20,416	10,781

Total current assets	836,937	621,173
Fixed assets, net	120,627	115,088
Goodwill	67,761	55,555
Intangible assets, net	11,806	7,933
Prepaid non-current assets	142,731	26,207
Other assets, net	7,728	2,317

Total assets	$1,187,590	$828,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,940	$4,602
Accrued liabilities to suppliers and agents	65,917	41,103
Receipts in advance and deferred revenue	51,513	36,944
Accrued salary and benefits	35,409	28,860
Tax payables	31,719	21,953
Other accrued liabilities	21,174	17,035

Total current liabilities	211,672	150,497

Contingent consideration	1,359	0

Total liabilities	213,031	150,497

Commitments and contingencies

Shareholder’s equity
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,025 and 37,749 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	338,033	317,052
Treasury stock (5,389 shares)	(114,690)	(114,690)
Accumulated other comprehensive income	38,228	21,502
Retained earnings	534,503	385,874

Total Sohu.com Inc. shareholders’ equity	796,117	609,781
Noncontrolling interest	178,442	67,995

Total shareholders’ equity	974,559	677,776

Total liabilities and shareholders’ equity	$1,187,590	$828,273

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Brand advertising	$211,821	$177,073	$169,268
Online game	327,151	267,585	201,845
Sponsored search	18,649	8,491	6,313
Wireless and Others	55,156	62,090	51,625

Total revenues	612,777	515,239	429,051
Cost of revenues:
Brand advertising	86,684	59,451	59,443
Online game	29,852	17,505	14,567
Sponsored search	14,243	9,669	6,075
Wireless and Others	29,528	36,770	27,229

Total cost of revenues	160,307	123,395	107,314

Gross profit	452,470	391,844	321,737

Operating expenses:
Product development	75,600	56,943	49,713
Sales and marketing	105,406	93,498	84,691
General and administrative	40,375	36,624	22,695
Amortization of intangible assets	558	388	796

Total operating expenses	221,939	187,453	157,895

Operating profit	230,531	204,391	163,842

Other (expense) income	(790)	342	(535)
Interest income and exchange difference	4,474	5,001	4,288

Income before income tax expense	234,215	209,734	167,595
Income tax expense	36,031	33,745	9,009

Income from continuing operations	198,184	175,989	158,586
Gain from discontinued e-commerce operations	0	446	0

Net income	198,184	176,435	158,586
Less: Net income (loss) attributable to the noncontrolling interest	49,555	28,602	(51)

Net income attributable to Sohu.com Inc.	$148,629	$147,833	$158,637

Basic net income per share attributable to Sohu.com Inc.	$3.92	$3.86	$4.16

Shares used in computing basic net income per share attributable to Sohu.com Inc.	37,870	38,294	38,168

Diluted net income per share attributable to Sohu.com Inc.	$3.62	$3.57	$4.06

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,445	38,969	39,117

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$198,184	$176,435	$158,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,699	16,607	13,485
Share-based compensation expense	27,491	17,319	10,620
Amortization and impairment of intangible assets	5,656	1,810	3,159
Losses on disposal of fixed assets	109	290	1,269
Provision for allowance for doubtful accounts	1,493	1,158	579
Excess tax benefits from share-based payment arrangements	(1,170)	(3,249)	0
Loss from equity investment	1,686	0	0
Others	0	0	(241)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(11,018)	(10,922)	(8,653)
Prepaid and other current assets	(11,216)	15,905	(19,630)
Accounts payable	1,338	263	1,672
Tax payables	8,800	5,255	12,042
Accrued liabilities to suppliers and agents	24,814	8,049	9,313
Receipts in advance and deferred revenue	10,371	5,498	17,307
Other accrued liabilities	7,187	603	18,850

Net cash provided by operating activities	284,424	235,021	218,358
Cash flows from investing activities:
Purchase of fixed assets	(134,638)	(78,915)	(26,373)
Purchase of debt securities	(74,615)	0	0
Purchase of intangible and other assets	(6,370)	(3,401)	(2,301)
Shareholder loan to an equity investee	(4,859)	0	0
Decrease in restricted cash	0	2,671	1,653
Acquisitions, net of cash acquired	(9,332)	0	0

Net cash used in investing activities	(229,814)	(79,645)	(27,021)
Cash flows from financing activities:
Issuance of common stock	2,128	4,140	13,103
Repurchase of common stock	0	(40,007)	(19,997)
Redemption of zero coupon convertible senior notes	0	0	(6)
Cash contribution received from noncontrolling interest shareholder	48,719	0	427
Excess tax benefits from share-based payment arrangements	1,170	3,249	0
Proceeds from Changyou’s initial public offering	0	128,340	0
Other payments relating to financing activities, net	(3,000)	(2,048)	(917)

Net cash provided by (used in) financing activities	49,017	93,674	(7,390)
Effect of exchange rate change on cash and cash equivalents	10,980	307	7,772

Net increase in cash and cash equivalents	114,607	249,357	191,719
Cash and cash equivalents at beginning of year	563,782	314,425	122,706

Cash and cash equivalents at end of year	$678,389	$563,782	$314,425

Supplemental cash flow disclosures:
Cash paid for income taxes	34,450	23,353	4,484
Barter transactions	0	691	519

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2010

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$677,776	$0	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995
Issuance of common stock	2,128	0	0	2,128	0	0	0	0
Contributions received from a noncontrolling interest shareholder	48,719	0	0	0	0	0	0	48,719
Share-based compensation expense	27,491	0	0	17,683	0	0	0	9,808
Excess tax benefits from share-based awards	1,170	0	0	1,170	0	0	0	0
Comprehensive income:
Net income	198,184	198,184	0	0	0	0	148,629	49,555
Other comprehensive income:
Foreign currency translation adjustment	19,091	19,091	0	0	0	16,726	0	2,365

Total other comprehensive income	19,091	19,091

Total comprehensive income	217,275	217,275

Comprehensive income attributable to the noncontrolling interest		(51,920)

Comprehensive income attributable to Sohu.com Inc.		$165,355

Ending balance	$974,559		$43	$338,033	$(114,690)	$38,228	$534,503	$178,442

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2009

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$391,094	$0	$43	$201,196	$(74,683)	$21,349	$238,041	$5,148
Issuance of common stock	4,140	0	0	4,140	0	0	0	0
Repurchase of common stock	(40,007)	0	0	0	(40,007)	0	0	0
Share-based compensation expense	17,319	0	0	8,095	0	0	0	9,224
Excess tax benefits from share-based awards	3,069	0	0	3,069	0	0	0	0
Comprehensive income:
Net income	176,435	176,435	0	0	0	0	147,833	28,602
Other comprehensive income:
Foreign currency translation adjustment	351	351	0	0	0	153	0	198

Total other comprehensive income	351	351

Total comprehensive income	176,786	176,786

Comprehensive income attributable to the noncontrolling interest		(28,800)

Comprehensive income attributable to Sohu.com Inc.		$147,986

Recognition of change in Sohu’s economic interest in Changyou	125,375		0	100,552	0	0	0	24,823

Ending balance	$677,776		$43	$317,052	$(114,690)	$21,502	$385,874	$67,995

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2008

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common stock	Additional Paid-in Capital	Treasury stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$218,904	$0	$42	$182,225	$(54,686)	$11,912	$79,404	$7
Issuance of common stock	13,104	0	1	13,103	0	0	0	0
Contributions received from a noncontrolling interest shareholder	427	0	0	0	0	0	0	427
Repurchase of common stock	(19,997)	0	0	0	(19,997)	0	0	0
Share-based compensation expense	10,620	0	0	5,868	0	0	0	4,752
Comprehensive income:
Net income	158,586	158,586	0	0	0	0	158,637	(51)
Other comprehensive income:
Foreign currency translation adjustment	9,450	9,450	0	0	0	9,437	0	13

Total other comprehensive income	9,450	9,450

Total comprehensive income	168,036	168,036

Comprehensive income attributable to the noncontrolling interest		38

Comprehensive income attributable to Sohu.com Inc.		$168,074

Ending balance	$391,094		$43	$201,196	$(74,683)	$21,349	$238,041	$5,148

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading online media, search, gaming, community and mobile service group providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group”) mainly offers brand advertising services, online game services (through Changyou.com Limited), sponsored search services (through Sogou Inc.), and wireless services through its Internet sites: sohu.com, 17173.com, focus.cn, chinaren.com, changyou.com and sogou.com.

Brand advertising and online game are the two core businesses of the Sohu Group. The brand advertising business provides advertisements on the Sohu Group’s portal matrix to advertisers who wish to build up their brand awareness online. The online game business is conducted by a majority-owned subsidiary of Sohu, Changyou.com Limited (“Changyou”), which currently operates seven massively multi-player online role-playing games (“MMORPGs”), (i) Tian Long Ba Bu (“TLBB”), (ii) Blade Online (“BO”), (iii) Blade Hero 2 (“BH 2”) which is the sequel to BO, (iv) Da Hua Shui Hu (“DHSH”), (v) Zhong Hua Ying Xiong (“ZHYX”), (vi) Immortal Faith (“IF”); and (vii) San Jie Qi Yuan (“SJQY”). TLBB is Changyou’s first in-house developed MMORPG and is one of the most popular online games in China.

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, as Sohu is Changyou’s controlling shareholder, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of December 31, 2010, 29% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou, and Note 4 - Summary of Significant Accounting Policies - Basis of Consolidation and Recognition of Noncontrolling Interest.

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

Net proceeds to Changyou and Sohu Game from this initial public offering were approximately $54.7 million and $70.7 million, respectively, for total net proceeds of approximately $125.4 million, after deducting underwriting discounts and commissions and offering expenses.

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

Sohu’s Shareholding in Changyou

Shareholding and Control

Through December 31, 2010, 1,220,000 Class B restricted share units granted to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees had become vested, and were settled in Class B ordinary shares and then converted into Class A ordinary shares; and 358,000 Class A restricted share units granted to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees had become vested, and were settled in Class A ordinary shares.

As of December 31, 2010, Changyou had outstanding a combined total of 104,078,000 Class A and Class B ordinary shares, consisting of (i) 70,250,000 Class B ordinary shares held by Sohu through Sohu Game; (ii) 14,400,000 Class B ordinary shares held by Tao Wang through Prominence, including 4,000,000 Class B restricted ordinary shares that were not vested; (iii) 17,850,000 Class A ordinary shares issued in Changyou’s initial public offering; (iv) 1,220,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon conversion of Class B ordinary shares that had been issued upon the vesting and settlement of Class B restricted share units granted to them; and (v) 358,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon the vesting and settlement of Class A restricted share units granted to them.

As of December 31, 2010, treating Tao Wang’s 4,000,000 Class B restricted ordinary shares as owned by Tao Wang, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire Board of Directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou in Sohu’s consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, see Note 4 - Summary of Significant Accounting Policies - Basis of Consolidation and Recognition of Noncontrolling Interest.

Economic Interest

Because Tao Wang’s 4,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, for accounting purposes those shares are treated as owned by Sohu, rather than as owned by Tao Wang, and therefore those shares are not included in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, as of December 31, 2010, Sohu was treated as holding approximately 71% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 29% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 4 - Summary of Significant Accounting Policies - Basis of Consolidation and Recognition of Noncontrolling Interest.

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

Dilutive Impact

Through December 31, 2010, under Changyou’s 2008 Share Incentive Plan, Changyou has granted 11,000,000 Class B ordinary shares and 4,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,463,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees. As of December 31, 2010, the number of Changyou’s outstanding restricted share units decreased from 4,463,000 to 2,767,000, as a result of vesting and settlement or forfeitures of restricted share units.

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

In the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou is calculated treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 22- Net Income per Share.

3. Sogou Transactions

Restructuring Transactions

During 2010, the Company restructured its sponsored search business in preparation for the sale by its online search subsidiary Sogou Inc. (“Sogou”) of newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang.

In the restructuring, the Company transferred to Sogou certain assets and liabilities associated with the mobile version of Sogou Pinyin, and transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou will remain liable for a loan payable to Sohu in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in search business and previously funded by Sohu.

On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba, China Web and Photon for $15 million, $9 million, and $24 million, respectively.

Sogou Series A Terms

The following is a summary of some of the key terms of the Sogou Series A Preferred Shares.

Dividend Rights

Sogou may not declare or pay dividends on its ordinary shares unless the holders of the Series A Preferred Shares then outstanding first receive a dividend on each outstanding Series A Preferred Share in an amount at least equal to the sum of (i) the dividends that would have been payable to the holder of such Series A Preferred Share if such share had been converted into ordinary shares, at the then-applicable conversion rate, immediately prior to the record date for such dividend, and (ii) all accrued and unpaid Accruing Dividends. “Accruing Dividends” are calculated from the date of issuance of the Series A Preferred Shares at the rate per annum of US $0.0375 per Series A Preferred Share.

Liquidation Rights

In the event of any “Liquidation Event,” such as the liquidation, dissolution or winding up of Sogou, a merger or consolidation of Sogou resulting in a change of control, the sale of substantially all of Sogou’s assets or similar events, the holders of Series A Preferred Shares are entitled to receive, before any payment to holders of ordinary shares, an amount equal to the greater of (i) 1.3 times the original $48 million of the Series A Preferred Shares plus all accrued but unpaid Accruing Dividends and any other accrued and unpaid dividends on the Series Preferred Shares or (ii) such amount per share as would be payable if the Series A Preferred Shares had been converted into ordinary shares, at the then-applicable conversion rate, immediately prior to the Liquidation Event.

Redemption Rights

The Series A Preferred Shares are not redeemable.

Conversion Rights

Each Series A Preferred Share is convertible, at the option of the holder, at any time, and without the payment of additional consideration by the holder. Each Series A Preferred Share is convertible into such number of ordinary shares as is determined by dividing the original issue price of Series A Preferred Share by the then-effective conversion price. The conversion price is initially the same as the original issue price of $0.625, and is subject to adjustment on a weighted average basis upon the issuance of additional equity shares, or securities convertible into equity shares, at a price per share less than the original price per share of the Series A Preferred Shares, subject to certain customary exceptions, such as shares issued pursuant to the Sogou 2010 Share Incentive Plan. Each Series A Preferred Share will be automatically converted into ordinary shares of Sogou upon the closing of a qualified initial public offering of Sogou based on the then-effective conversion price.

Voting Rights

Each holder of Series A Preferred Shares is entitled to cast the number of votes equal to the number of ordinary shares into which the Series A Preferred Shares held by such holder are then convertible.

Other Rights

The Series A Terms include various other provisions typical of preferred share investments, such as rights of first refusal and co-sale, and registration rights.

Sohu’s Shareholding in Sogou

As of December 31, 2010, Series A Preferred Shares of Sogou held by Alibaba, China Web and Photon represent approximately 10%, 6% and 16%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Sohu will retain approximately 53% of Sogou on a fully-diluted basis, and intends in any event to retain a majority of the outstanding share capital of Sogou on a fully-diluted basis. As Sogou’s controlling shareholder, Sohu will continue to consolidate Sogou but will recognize noncontrolling interest reflecting shares held by shareholders other than Sohu. See Note 4 - Summary of Significant Accounting Policies - Basis of Consolidation and Recognition of Noncontrolling Interest.

Sogou’s 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to Sogou management and key employees as well as certain members of Sohu’s executive management. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of December 31, 2010, no share rights had been issued under this Plan.

4. Summary of Significant Accounting Policies

Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

Use of Estimation

The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates the estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the basis of consolidation and recognition of noncontrolling interest, revenue recognition, share-based compensation expense recognition, income taxes and uncertain tax positions, computation of net income per share, determination of fair value of financial instruments, determination of net accounts receivable, determination of fair value of identifiable assets and liabilities acquired through business combination, accounting for investment in debt securities, accounting for equity investments, assessment of impairment for long-lived assets and goodwill, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Basis of Consolidation and Recognition of Noncontrolling Interest

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”). VIEs are consolidated if the Company determines that it is the primary beneficiary. All intercompany transactions are eliminated. Certain comparative figures have been reclassified to conform to the current presentation.

For majority-owned subsidiaries and VIEs, noncontrolling interest is recognized to reflect the portion of their equity which is not attributable, directly or indirectly, to the controlling shareholder.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations, based on their share of the economic interests in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with its changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou and Note 21 - Noncontrolling Interest.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income/loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with these shareholders’ original investments in Series A Preferred Shares, is accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as its redemption is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring. See Note 3 - Sogou Transaction and Note 21 - Noncontrolling Interest.

By virtue of the Sogou Series A Terms and the terms of the restructuring, as Sogou loses money after its restructuring, the net losses will be allocated in the following order: (i) net losses will be allocated to Sohu until its basis in Sogou decreases to zero; (ii) additional net losses will be allocated to noncontrolling shareholders until their investment in Sogou decreases to zero; and (iii) further net losses will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou. Any subsequent net income from Sogou will be allocated in the following order: (i) net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero; (ii) additional net income will be allocated to noncontrolling shareholders to bring their basis back; (iii) further net income will be allocated to Sohu to bring its basis back; and (iv) further net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Segment Reporting

The Sohu Group has determined that the business segments that constitute its primary reporting segments are brand advertising, online game, sponsored search and wireless and others, which is consistent with the Sohu Group’s internal financial reporting structure.

Prior to 2009, the Company disclosed segment operating performance only through the gross profits line item, and did not allocate any operating expenses or assets to those segments, as management did not use this information to measure the performance of the operating segments.

In 2009, the chief operating decision maker (“CODM”) began reviewing certain additional information for the online game segment. Accordingly, the Company has adjusted the online game segment operating performance measurement disclosures to include income from operations and the main segment assets for the online game segment. For the remaining segments, the operating performance measurements are unchanged.

In 2010, the CODM began reviewing certain additional information for the sponsored search segment. Accordingly, the Company has adjusted the sponsored search segment operating performance measurement disclosures to include income from operations and the main segment assets for the sponsored search segment. For the remaining segments, the operating performance measurements are unchanged.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The recognition of revenue involves certain management judgments. The amount and timing of revenues could be materially different for any period if management made different judgments or utilized different estimates.

For a barter transaction involving advertising services, the Company recognizes revenue and expense at fair value only if the fair value of the advertising services surrendered/received in the transaction is determinable. No revenue from advertising-for-advertising barter transaction is recognized since the fair value cannot be reliably determined.

Brand Advertising Revenues

Brand advertising revenue is recognized after deducting agent rebates and applicable business tax.

For brand advertising revenues, a contract is signed to establish the fixed price and advertising services to be provided. Based on the contracts, the Company provides advertisement placements on its different website channels and/or in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration.

For brand advertising revenue recognition, prior to entering into contracts, the Company makes a credit assessment of the customer to assess the collectability of the contract. For those contracts for which collectability was assessed as reasonably assured, the Company recognizes revenue ratably over the period during which the advertising services were provided and when all other revenue recognition criteria were met. For those contracts for which collectability was assessed as not reasonably assured, the Company recognizes revenue only when the cash was received and all other revenue recognition criteria were met. The Company treats all elements of advertising contracts as a single unit of accounting for revenue recognition purposes and recognizes such revenue in one time when the last deliverable service in the arrangement was provided.

Sponsorship services, which is a type of brand advertising service, is similar to other brand advertising services, but generally involves larger amounts and longer contract periods. Sponsorship service may allow advertisers to sponsor a particular area on websites of the Company, and may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship services advertising revenues are normally recognized on a straight-line basis over the contract period, provided obligations under the contract have been met and all revenue recognition criteria have been met.

Online Game Revenues

Game Operation Revenues

Online game revenues from Changyou’s current MMORPG operations are earned by providing online services to game players pursuant to the item-based revenue model. Under the item-based revenue model, game players play games free of charge and players are charged for purchases of in-game virtual items.

Game operations revenues are collected by Changyou’s VIEs through the sale of Changyou’s prepaid cards, which it sells in both virtual and physical forms to third-party distributors and players. Proceeds received from sales of prepaid cards are initially recorded as receipts in advance from customers and, upon activation or charge of the prepaid cards, are transferred from receipts in advance from customers to deferred revenues. As Changyou does not have control of, and generally does not know, the ultimate selling price of the prepaid cards sold by distributors, net proceeds from distributors form the basis of revenue recognition.

Under the item-based revenue model, revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing in which Changyou records its revenues would be impacted.

Revenues are recorded net of business tax, discounts and rebates to distributors.

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

Sponsored Search Revenues

Sponsored search services mainly include priority placement services and pay-for-click services. The priority placement services are placed in the Company’s search directory and are normally provided for a fixed fee over the service period of the contract. Pay-for-click services mainly consist of displaying the text-based links of the Company’s advertisers on the Company’s websites and its website Alliance network. Sponsored search contracts are normally for relatively small amounts and are signed with small and medium-sized enterprises.

Revenue for priority placement services is normally recognized on a straight-line basis over the contract period, provided the Company’s obligations under the contract have been met and all revenue recognition criteria have been met. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. The priority of the display of text-based links is based on the bidding price of different advertisers.

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

The Company contracts with China Mobile and its subsidiaries and China Unicom and its subsidiaries (“China mobile network operators”) for billing, collection and transmission services offered to their users. The Company also contracts with other service providers to obtain content and to distribute the Company’s wireless products. In addition, the Company purchases certain content from third-party content providers. In most of these arrangements, the fees payable to the third-party service and content providers are calculated based on certain percentages of the revenue earned after deducting the fees paid to China mobile network operators.

Wireless service fees are charged on a monthly or per message/download basis. Due to technical issues with the operator’s network, the Company might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate”, which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, the Company relies on China mobile network operators to provide it billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not provided the Company monthly billing confirmations for the period, the Company uses information generated from its internal system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When the Company later receives the actual billing confirmation, it then records a true-up accounting adjustment. Although the Company believes it has the ability to make reasonable estimates, differences between the actual facts and its estimates may result in significant fluctuations in the amount and timing of the revenue recognized. Since 2002 when wireless revenues began representing a significant portion of total revenues, the quarterly historical differences in the Company’s estimated revenue which was recorded in the financial statements compared to the actual revenue have ranged from an underestimation of $1,419,000 (gross margin underestimate of $654,000) to an overestimation of $340,000 (gross margin overestimate of $171,000). For the three months ended December 31, 2010, 79% of the estimated wireless revenues were confirmed by the monthly billing confirmations received from the mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, the Company receives billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to the Company.

The Company must determine whether to record wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factors being whether the Company is acting as the principal in offering services to the customer or whether the Company is acting as an agent in the transaction and the specific requirements of each contract. Currently, a majority of the wireless revenues are recorded on a gross basis, as the Company has the primary responsibility for fulfillment and acceptability of the wireless services. To the extent the Company is acting as a principal in a transaction, the payments received are recognized as revenue on a gross basis, and the amounts attributable to services provided by mobile network operators and other vendors as costs of revenue. To the extent the Company is acting as an agent in a transaction, the payments received are recognized as revenue on a net basis. Whether the Company is serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement.

Cost of Revenues

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of salary and benefits expenses, depreciation expenses, content and license costs, bandwidth leasing costs, and revenue sharing payments to third parties. Royalties paid to content providers are expensed as incurred and included as cost of revenues.

Content and license costs mainly consists of prepaid content and license costs to obtain the right to show third-party content such as TV series, movies and news on the Company’s websites for a certain period. The prepayments are amortized over the shorter of the terms of license period or the estimated period over which the benefits of the license contract will be enjoyed.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-based royalty payments to the game developers, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, business tax and value-added tax (“VAT”) arising from transactions between Changyou’s subsidiaries and it VIEs.

Cost of Sponsored Search Revenues

Cost of sponsored search revenues mainly consists of depreciation expenses, bandwidth leasing costs, payments to website Alliance and salary and benefits expenses.

Cost of Wireless and Others Revenues

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Cost of Other Revenues

Cost of other revenues mainly consists of salary and benefits expenses and other expenses in connection with sales of software, provision of ASP services and construction and maintenance of websites.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for the enhancement to and maintenance of the Company’s websites as well as costs associated with new product development and enhancement for existing products and services. Operating, classification and organization of listings and enhancement expenses of the website are expensed as incurred. Significant direct costs of materials, labor and services, if any, incurred during the application development stage of a project are capitalized.

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

Income Taxes and Uncertain Tax Positions

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including (i) future reversals of existing taxable temporary differences, (ii) future profitability, and (iii) tax planning strategies.

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

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted for two factors as following:

(1) Difference between Changyou’s net income attributable to Sohu determined by:

i)	the percentage of the total economic interest in Changyou held by Sohu, and

ii)

the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method.

(2) Difference between Sogou’s net income/loss attributable to Sohu determined by:

i)	the Sogou Series A Terms and the terms of Sogou’s restructuring, and

ii)

the percentage of the weighted average number of Sogou shares held by Sohu to the weighted average number of Sogou ordinary shares and shares issuable upon the conversion of convertible preferred shares under the if-converted method.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, investment in debt securities, accounts payable and accrued liabilities. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of time deposits.

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of accounts receivable. In estimating the general allowance, many factors are considered, including but not limited to reviewing delinquent accounts receivable, performing aging analyses and customer credit analyses, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of the Company’s customers or mobile network operators deteriorate or the mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to the Company.

Investment in Debt Securities

The Company invests its excess cash in certain debt securities of high-quality corporate issuers. The Company elected the fair value option to account for its investments in debt securities at their initial recognition, and recorded changes in fair value in other income/expenses. The fair value election was made to mitigate accounting mismatches and to achieve operational simplifications.

Equity Investments

Investments in entities over which the Company has significant influence but does not control are recorded as equity investments and are accounted for by the equity method. Under this method, the Company’s share of the post-acquisition profits or losses of the equity investment is recognized in the Company’s consolidated statements of operations; and the Company’s share of post-acquisition movements in equity investments is recognized in equity in the Company’s consolidated balance sheets. Unrealized gains on transactions between the Company and its equity investments are eliminated to the extent of the Company’s interest in the equity investments. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in an equity investment equals or exceeds its interest in the equity investment, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the equity investee.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and prepaid non-current assets.

Fixed Assets

Fixed assets comprise computer equipment and hardware, office building, leasehold improvements, vehicles and office furniture. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over their estimated useful lives listed below.

Fixed assets	Estimated useful lives (years)
Computer equipment and hardware	4
Office building	47
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Vehicles	10
Office furniture	5

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell of the relevant assets and is recognized in operating expenses in the consolidated statement of operations.

Intangible Assets

Intangible assets primarily comprise computer software, domain names, trademarks, marketing rights, source codes, operating rights for licensed games and computer software purchased from unrelated third parties. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives.

Prepaid non-current Assets

Prepaid non-current assets primarily include prepayments for the office buildings to be built as Sohu’s and Changyou’s headquarters before they were recognized as fixed assets, also included are prepaid content and license fees. The Company amortizes the content and license fees over the shorter of the terms of the applicable license period or the estimated period over which the benefits of the license contract will be enjoyed.

Impairment of Long-lived Assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by the Company’s management. An impairment charge would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair values of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and consolidated VIEs. Goodwill is not depreciated or amortized but is tested for impairment at the reporting unit level (business segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying value. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the Company’s consolidated balance sheets, includes the cumulative foreign currency translation adjustment.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates; normally that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of the Company’s subsidiaries and VIEs in the PRC (except for Wuxi Sohu New Momentum, a PRC subsidiary set up in May 2010), the United Kingdom, Malaysia and Korea, respectively, are the RMB, British Pound, Malaysian Ringgit and Korean Won, respectively. Wuxi Sohu New Momentum’s functional currency is the U.S. dollar. The functional currency of the Company’s subsidiaries in the U.S. and Hong Kong is the U.S. dollar.

Foreign Currency Translation

Assets and liabilities of the Company’s subsidiaries and VIEs in the PRC (not including Wuxi Sohu New Momentum), the United Kingdom, Malaysia and Korea are translated into U.S. dollars, the Company’s reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in the Company’s consolidated balance sheets.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are remeasured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the consolidated statements of operations.

Effect of Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on “revenue recognition for arrangements with multiple deliverables and certain revenue arrangements that include software elements.” By providing another alternative for determining the selling price of deliverables, the guidance for arrangements with multiple deliverables will allow companies to allocate consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. The new guidance modifies the fair value requirements of previous guidance by allowing “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and other vendor objective evidence (“VOE,” now referred to as “TPE,” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted under the new guidance. The new guidance for certain revenue arrangements that include software elements removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance is effective for fiscal years beginning on or after June 15, 2010. However, companies may adopt the guidance as early as interim periods ended September 30, 2009. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In December 2010, FASB issued revised guidance on “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The revised guidance specifies that an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the revised guidance should be included in earnings as required by Section 350-20-35. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

5. Segment Information

The Sohu Group has determined that the business segments that constitute its primary reporting segments are brand advertising, online game, sponsored search and wireless and others, which is consistent with the Sohu Group’s internal financial reporting structure.

Prior to 2009, the Company disclosed segment operating performance only through the gross profits line item, and did not allocate any operating expenses or assets to those segments, as management did not use this information to measure the performance of the operating segments.

In 2009, the chief operating decision maker (“CODM”) began reviewing certain additional information for the online game segment. Accordingly, the Company has adjusted the online game segment operating performance measurement disclosures to include income from operations and the main segment assets for the online game segment. For the remaining segments, the operating performance measurements are unchanged.

In 2010, the CODM began reviewing certain additional information for the sponsored search segment. Accordingly, the Company has adjusted the sponsored search segment operating performance measurement disclosures to include income from operations and the main segment assets for the sponsored search segment. For the remaining segments, the operating performance measurements are unchanged.

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

The following tables present summary information by segment (in thousands):

Year Ended December 31, 2010
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Online Game	Sponsored Search	Intercompany Eliminations	Consolidated
Revenues (1)	$222,659	$52,319	$2,837	$277,815	$327,153	$18,922	$(11,113)	$612,777
Segment cost of revenues	(81,881)	(28,041)	(1,484)	(111,406)	(29,658)	(14,275)	32	(155,307)

Segment gross profit (loss)	$140,778	$24,278	$1,353	166,409	297,495	4,647	(11,081)	457,470

SBC (2) in cost of revenues				(4,806)	(194)	0	0	(5,000)

Gross profit				161,603	297,301	4,647	(11,081)	452,470

Operating expenses:
Product development				(17,520)	(33,481)	(14,907)	0	(65,908)
Sales and marketing				(59,892)	(40,782)	(10,545)	10,840	(100,379)
General and administrative				(16,727)	(13,752)	(2,124)	0	(32,603)
Amortization of intangible assets				(366)	(38)	(154)	0	(558)
SBC (2) in operating expenses				(10,573)	(8,400)	(3,503)	15	(22,491)

Total operating expenses				(105,078)	(96,453)	(31,233)	10,825	(221,939)

Operating profit				56,525	200,848	(26,586)	256	230,531
Other income (expense)				632	(1,394)	(28)	0	(790)
Interest income and exchange difference				921	3,628	(75)	0	4,474
Income tax expense				(7,853)	(28,178)	0	0	(36,031)

Income from continuing operations				$50,225	$174,904	$(26,689)	$256	$198,184

Note (1):

The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted via Changyou).

Note (2):	“SBC” stands for share-based compensation expense.

Year Ended December 31, 2009
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Online Game	Sponsored Search	Intercompany Eliminations	Consolidated
Revenues (1)	$197,180	$60,809	$1,281	$259,270	$267,585	$8,621	$(20,237)	$515,239
Segment cost of revenues	(58,664)	(34,370)	(2,362)	(95,396)	(17,194)	(9,688)	32	(122,246)

Segment gross profit (loss)	$138,516	$26,439	$(1,081)	163,874	250,391	(1,067)	(20,205)	392,993

SBC (2) in cost of revenues				(825)	(324)	0	0	(1,149)

Gross profit				163,049	250,067	(1,067)	(20,205)	391,844

Operating expenses:
Product development				(16,682)	(19,944)	(11,588)	0	(48,214)
Sales and marketing				(66,849)	(39,787)	(6,209)	(20,094)	(92,751)
General and administrative				(15,673)	(13,347)	(910)	0	(29,930)
Amortization of intangible assets				(383)	(5)	0	0	(388)
SBC (2) in operating expenses				(2,348)	(13,077)	(745)	0	(16,170)

Total operating expenses				(101,935)	(86,160)	(19,452)	(20,094)	(187,453)

Operating profit				61,114	163,907	(20,519)	(111)	204,391
Other income (expense) (3)				97,005	158	(21)	(96,800)	342
Interest income and exchange difference				1,722	3,275	4	0	5001
Income tax expense				(11,089)	(22,656)	0	0	(33,745)

Income from continuing operations				$148,752	$144,684	$(20,536)	$(96,911)	$175,989

Note (1):

The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted via Changyou).

Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	In the second quarter of 2009, Changyou declared a dividend distribution of $96.8 million to Sohu Game. Both Changyou and Sohu Game are within the Sohu Group.

Year Ended December 31, 2008
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Online Game	Sponsored Search	Intercompany Eliminations	Consolidated
Revenues (1)	$199,254	$47,046	$4,579	$250,879	$201,845	$6,313	$(29,986)	$429,051
Segment cost of revenues	(58,243)	(24,538)	(2,667)	(85,448)	(14,619)	(6,075)	66	(106,076)

Segment gross profit (loss)	$141,011	$22,508	$1,912	165,431	187,226	238	(29,920)	322,975

SBC (2) in cost of revenues				(1,224)	(14)	0	0	(1,238)

Gross profit				164,207	187,212	238	(29,920)	321,737

Operating expenses:
Product development				(16,150)	(18,893)	(7,921)	0	(42,964)
Sales and marketing				(69,191)	(38,907)	(3,856)	28,159	(83,795)
General and administrative				(12,757)	(8,649)	(1,313)	1,761	(20,958)
Amortization of intangible assets				(746)	(50)	0	0	(796)
SBC (2) in operating expenses				(2,815)	(5,333)	(1,234)	0	(9,382)

Total operating expenses				(101,659)	(71,832)	(14,324)	29,920	(157,895)

Operating profit				62,548	115,380	(14,086)	0	163,842
Other income (expense)				(262)	(278)	5	0	(535)
Interest income and exchange difference				3,332	990	(34)	0	4,288
Income tax expense				(903)	(8,106)	0	0	(9,009)

Income from continuing operations				$64,715	$107,986	$(14,115)	$0	$158,586

Note (1):

The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the online game segment (conducted via Changyou).

Note (2):	“SBC” stands for share-based compensation expense.

	As of December 31, 2010
	Brand Advertising, Wireless and Others	Online Game	Sponsored Search	Intercompany Eliminations	Consolidated
Cash and cash equivalents (1)	$277,910	$350,957	$49,522	$0	$678,389
Accounts receivable, net	61,134	1,464	5	0	62,603
Fixed assets, net	54,461	53,659	12,507	0	120,627
Total assets (2)	626,202	502,311	65,170	(6,093)	1,187,590

Note (1):

The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 23 - Concentration Risks - Operation Risk.

Note (2):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the online game segment (conducted through Changyou).

	As of December 31, 2009
	Brand Advertising, Wireless and Others	Online Game	Sponsored Search	Intercompany Eliminations	Consolidated
Cash and cash equivalents (1)	$335,551	$226,901	$1,330	$0	$563,782
Accounts receivable, net	43,095	3,395	120	0	46,610
Fixed assets, net	53,847	49,178	12,063	0	115,088
Total assets (2)	531,148	289,391	13,794	(6,060)	828,273

Note (1):

The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 23 - Concentration Risks - Operation Risk.

Note (2):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the online game segment (conducted through Changyou).

6. Share-based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors. As of December 31, 2010, no share-based awards had been granted by Sogou; therefore no share-based compensation expense was recognized under the Sogou 2010 Share Incentive Plan.

Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity section in the consolidated balance sheets. See Note 20 - Sohu.com Inc. Shareholders’ Equity - Stock Incentive Plan.

Share-based compensation expense was recognized in costs and/or expenses for the years ended December 31, 2010, 2009 and 2008, respectively, as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2010	2009	2008
Cost of revenues	$5,000	$1,149	$1,238
Product development expenses	9,692	8,729	6,749
Sales and marketing expenses	5,027	747	896
General and administrative expenses	7,772	6,694	1,737

	$27,491	$17,319	$10,620

There was no capitalized share-based compensation expense for the years ended December 31, 2010, 2009 and 2008.

Share-based compensation expense recognized for share-based awards granted by Sohu and Changyou, respectively, was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2010	2009	2008
For share-based awards granted by Sohu	$19,000	$4,176	$5,868
For share-based awards granted by Changyou	8,491	13,143	4,752

	$27,491	$17,319	$10,620

7. Advertising Expenses

Included in the sales and marketing expenses, advertising expenses generally represent the expenses of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services. Advertising expenses are expensed as incurred. For the years ended December 31, 2010, 2009 and 2008, advertising expenses recognized in the consolidated statements of operations was $60.8 million, $61.5 million and $47.4 million, respectively.

8. Other Income (Expense)

The following table summarizes the Company’s other income (expense) (in thousands):

	Year Ended December 31,
	2010	2009	2008
Government grant	$1,546	$146	$0
Other investment loss	(1,030)	0	0
Charitable donation	(1,208)	0	(573)
Receipts of tax refunds and reversal of certain taxes previously accrued	0	16	11
Other income from write-off of long-aged payables	0	109	0
Others	(98)	71	27

	$(790)	$342	$(535)

9. Balance Sheet Components (in thousands)

	As of December 31,
	2010	2009
Cash and cash equivalents
Cash	$322,614	$254,912
Time deposits with three-month maturities or less	355,775	308,870

	$678,389	$563,782

Accounts receivable, net
Accounts receivable	$65,149	$47,982
Allowance for doubtful accounts:
Balance at beginning of year	(1,372)	(2,119)
Additional provision for bad debt	(2,090)	(1,548)
Write-offs	626	1,905
Cash collection	290	390

Balance at end of year	(2,546)	(1,372)

	$62,603	$46,610

Prepaid and other current assets
Receivable from equity investees	$4,983	$0
Prepaid content and license	3,172	1,797
Individual income tax receivable from employees for exercise or settlement of share-based awards	2,543	15
Employee advances	2,330	2,611
Prepaid cost of revenue	1,451	763
VAT refund receivable	1,214	1,001
Rental deposit	1,148	679
Prepaid advertising and promotion fees	718	1,127
Prepaid professional fees	457	414
Corporate income tax refund receivable	46	46
Others	2,354	2,328

	$20,416	$10,781

Fixed assets, net
Computer equipment and hardware	$88,996	$70,911
Office building	77,527	75,184
Leasehold improvements	21,119	17,382
Vehicles	1,641	1,340
Office furniture	2,286	1,464

Fixed assets, gross	191,569	166,281
Accumulated depreciation	(70,942)	(51,193)

	$120,627	$115,088

Prepaid non-current assets
Prepayments for the office building-Sohu	$66,071	$21,968
Prepayments for the office building-Changyou	59,794	0
Prepaid content and license	7,906	1,245
Others	8,960	2,994

	$142,731	$26,207

Other accrued liabilities
Contract deposits from customers	$10,589	$9,281
Accrued professional fees	4,009	4,212
Tax payable for exercise or settlement of share-based awards	2,382	3,148
Others	4,194	398

	$21,174	$17,035

Receipts in advance and deferred revenue
Receipts in advance
Generated from brand advertising business	$7,793	$1,506
Generated from online game business	20,970	21,889
Generated from sponsored search business	5,904	4,679
Generated from wireless and others business	2,405	188

Total receipts in advance	37,072	28,262
Deferred revenue	14,441	8,682

	$51,513	$36,944

10. Fair Value Measurements

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, investment in debt securities, accounts payable and accrued liabilities. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2010 (in thousands):

		Fair value measurement at reporting date using
Items	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Time deposits	$355,775	$0	$355,775	$0

Investment in debt securities	75,529	0	0	75,529

Total	$431,304	$0	$355,775	$75,529

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2009 to December 31, 2010 (in thousands):

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2009	$0
Purchase	74,615
Gains included in other income	914

Ending balance at December 31, 2010	$75,529

Cash Equivalents

The Company’s cash equivalents consist of time deposits placed with banks. The fair values of demand deposits and time deposits placed with banks are determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2.

Investment in Debt Securities

In September 2010, the Company purchased from a PRC-based company (the “Debtor”) a convertible debt security with a principal amount of $74.6 million (equal to RMB 0.5 billion) with an initial maturity of twelve months subject to extension at the Company’s election in its sole discretion for additional sequential six-month periods, and bearing interest at the rate of 3.8% per annum, payable quarterly in cash. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. Under the terms of the security, if the Company continues to extend the maturity to March 31, 2014, it will have an option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interest in two companies which are affiliates of the Debtor. For the year ended December 31, 2010, the interest income generated from this debt security amounted to $0.74 million.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. The changes in fair value generated from currency translation with the amount of $0.9 million were recognized in other income for the year ended December 31, 2010. There is no difference between the fair value and the unpaid principal balance of the debt securities as of December 31, 2010. To estimate its fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurement. See above “Fair Value of Financial Instruments”.

11. Business Combination

In May 2010, Changyou acquired 100% of the equity interests in ICE HK and its subsidiary and VIE (collectively “ICE Group”), which are engaged in online games development and operations in China, for cash consideration of $7.0 million. Since Changyou has unilateral control of ICE Group as a result of its control of 100% of the voting equity interests, Changyou began to consolidate ICE Group’s financial statements commencing with the acquisition. Changyou views the acquisition of ICE Group as an integral piece of its strategy to expand its online game business in China.

On the acquisition date, the allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

As of May 31, 2010
Tangible assets acquired	$4,091
Identifiable intangible assets	252
Game under development	769
Goodwill	10,258
Liabilities assumed	(8,370)

Total	$7,000

The excess of the purchase price over tangible assets, identifiable intangible assets (mainly registered game players and game operating platform) and game under development acquired and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of December 31, 2010, no measurement period adjustment had been recorded.

Prior to the acquisition, ICE Group did not prepare its financial statements under accounting principles generally accepted in the United States of America. Changyou determined that the cost of reconstructing the financial statements of ICE Group for the periods prior to the acquisition outweighed its benefits. Based on Changyou’s assessment of the acquired companies’ financial performance, ICE Group on its own or in total is not considered material to Changyou. Thus Changyou believes that the presentation of pro forma financial information with regard to a summary of the results of operations of Changyou for the business combination is not necessary.

Total identifiable intangible assets acquired upon consolidation mainly include game operating platform of $221,000, and registered game players of $31,000, which have an estimated weighted average useful life of two years. Total goodwill of $10.3 million primarily represents the expected synergies from combining operations of Changyou and ICE Group, which are complementary to each other. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

12. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Online Game	Sponsored Search	Wireless	Total
Balance as of December 31, 2008
Goodwill	$50,315	$0	$7,477	$15,439	$73,231
Accumulated impairment losses	(17,676)	0	0	0	(17,676)

	32,639	0	7,477	15,439	55,555

Transactions in 2009
Foreign currency translation adjustment	0	0	0	0	0
Impairment losses	0	0	0	0	0

Balance as of December 31, 2009	$32,639	$0	$7,477	$15,439	$55,555

Balance as of December 31, 2009
Goodwill	$50,315	$0	$7,477	$15,439	$73,231
Accumulated impairment losses	(17,676)	0	0	0	(17,676)

	32,639	0	7,477	15,439	55,555

Transactions in 2010
Acquisitions	0	10,258	1,885	0	12,143
Foreign currency translation adjustment	6	0	57	0	63
Inter-segment transfers	7,477	0	(7,477)	0	0
Impairment losses	0	0	0	0	0

Balance as of December 31, 2010	$40,122	$10,258	$1,942	$15,439	$67,761

13. Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	As of December 31, 2010
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Computer software	$11,950	$(7,920)	$0	$4,030
Operating rights for licensed games	8,428	(1,352)	(2,016)	5,060
Trademarks and domain names	4,617	(2,092)	0	2,525
Marketing rights and others	3,671	(3,654)	0	17
Customer lists	2,343	(2,343)	0	0
Developed technologies	2,107	(1,000)	(933)	174
Others	1,580	(1,580)	0	0

Total	$34,696	$(19,941)	$(2,949)	$11,806

	As of December 31, 2009
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Computer software	$8,873	$(6,527)	$0	$2,346
Operating rights for licensed games	3,536	(402)	0	3,134
Trademarks and domain names	3,785	(1,662)	0	2,123
Marketing rights and others	3,663	(3,629)	0	34
Customer lists	2,343	(2,343)	0	0
Developed technologies	1,170	(874)	0	296
Others	1,580	(1,580)	0	0

Total	$24,950	$(17,017)	$0	$7,933

As of December 31, 2010, estimated amortization expenses for future periods are expected to be as follows:

For the year ending December 31,	(in thousands)
2011	$3,128
2012	2,869
2013	2,143
2014	1,596
2015	1,028
Thereafter	1,042

Total expected amortization expense	$11,806

14. Impairment for Long-Lived Assets

The Company’s long-lived assets include fixed assets, intangible assets and prepaid non-current assets. The carrying amounts of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets evaluated by the estimated cash flows method (discounted). Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. At the end of each year, the Company tests impairment of long-lived assets at the reporting unit level and recognizes impairment in the event that the carrying value exceeds the fair value of each reporting unit. For the year ended December 31, 2010, Changyou, the Company’s majority-owned subsidiary, had recognized $2.9 million impairment loss for intangible assets in product development expense. For the year ended December 31, 2009 and 2008, the Company was not aware of the occurrence of any event or change of circumstances that would result in material impairment losses in long-lived assets and so did not recognize any impairment loss for those long-lived assets.

15. Income Taxes

Income Tax Expense and Effective Tax Rate

Income Tax Expense

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Income before income tax expenses
Income from China operations	258,183	134,240	176,428
Income (loss) from non China operations	$(23,968)	$75,494	$(8,833)

Total income before income tax expenses	$234,215	$209,734	$167,595

Income tax expenses applicable to China operations
Current income tax expense	$35,202	$29,880	$3,042
Deferred tax	(1,850)	(985)	(475)
Withholding tax for dividend distribution	0	0	4,950

Subtotal income tax expenses applicable to China operations	33,352	28,895	7,517
Foreign income tax expenses	1,712	3,905	470
Foreign withholding tax expenses	967	945	1,022

Total income tax expenses	$36,031	$33,745	$9,009

In 2010, of the $36.0 million income tax expense, $33.4 million was for China-based income, which mainly arose from the Company’s online game business. In accordance with U.S. GAAP, the Company realized $1.2 million of windfall tax benefits from existing U.S. federal net operating losses (“NOL”) generated from excess tax deductions related to share-based awards, which reduced its taxes payable in 2010. This excess tax benefit was correspondingly charged to the shareholders’ equity section in the consolidated balance sheets using the with-and-without approach and presented as a cash outflow from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise involve cash flows.

The Company did not have any significant interest or penalties associated with tax positions for the year ended December 31, 2010.

The combined effects of the income tax exemption and reduction available to the Company are as follows (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Tax holiday effect	$43,113	$35,911	$48,413
Basic net income per share effect	1.14	0.94	1.27

Effective Tax Rate

The following is a reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2010	2009	2008
U.S. federal statutory rate:	35%	35%	34%
Effect of tax holidays applicable to the subsidiaries and the VIEs	(18%)	(17%)	(29%)
Tax differential from statutory rate applicable to the subsidiaries and the VIEs	(14%)	(12%)	(11%)
Effect of withholding taxes	0%	0%	4%
Changes in valuation allowance for deferred tax assets	9%	7%	6%
Others	3%	3%	1%

	15%	16%	5%

PRC Corporate Income Tax

Related to New and High Technology Enterprises

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

Related to Software Enterprises

Under the current CIT Law, a Software Enterprise can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

In 2008, the China-based subsidiary and the VIE of Changyou, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) qualified as Software Enterprises. As a result, both AmazGame and Gamease became subject to 0% income tax rate for the full year 2008 and a 50% tax reduction to a rate of 12.5% from the fiscal year 2009 through the fiscal year 2011. Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”) and Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) have been qualified as “Software Enterprises” and will be entitled to an income tax exemption for two years beginning with their first profitable year and 50% tax reduction for the subsequent three years.

PRC Withholding Tax on Dividends

The current CIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Distributions to holding companies in Hong Kong that satisfy certain requirements specified by PRC tax authorities, for example, will be subject to a 5% withholding tax rate.

In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and a withholding tax of approximately $5.0 million was accrued based on a 5% withholding tax rate. Such $5.0 million withholding tax was paid in the third quarter of 2009, based on the approval of the PRC local tax authority.

As of December 31, 2010, the Company had not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

U.S. Federal Income Tax

As of December 31, 2010, the Company had U.S. NOL of approximately $24.1 million available to offset against future federal income tax liabilities, which was generated from excess tax deductions related to share-based awards. The U.S. NOL will expire from 2020.

The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or VIEs because in the foreseeable future the Company does not have the intention to repatriate those undistributed earnings or losses to U.S. where it would be subject to U.S. Corporate Income Tax, except that, under certain circumstances, the Company may repatriate to the U.S. income that will be subject to U.S. Alternative Minimum Tax. As of December 31, 2010 and 2009, these cumulative undistributed earnings are included in consolidated retained earnings on the balance sheets and amounted to $554.4 million and $409.6 million, respectively. An estimated $194.0 million and $143.4 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2010 and 2009.

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss from operations	$31,120	$7,448
Net operating loss from exercise or settlement of share-based awards	1,439	2,857
Share-based compensation	684	257
Intangible assets transfer	3,782	2,246
Accrued bonus and commissions	2,451	2,084
Fixed assets related	2,626	2,114

Total deferred tax assets	42,102	17,006
Less: Valuation allowance	(38,812)	(15,569)

Net deferred tax assets	$3,290	$1,437

Deferred tax liabilities
Intangible assets from an acquisition	$(395)	$(172)
Others	0	(15)

Total deferred tax liabilities	$(395)	$(187)

Uncertain Tax Positions

The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2010. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from January 1, 2008 to December 31, 2010 (in thousands):

	As of December 31,
	2010	2009	2008
Beginning balance	$3,067	$0	$0
Increases related to prior year tax positions	0	0	0
Decreases related to prior year tax positions	0	0	0
Increases related to current year tax positions	0	3,067	0

Ending balance	$3,067	$3,067	$0

No significant interest or penalties associated with uncertain tax positions were accrued for the year ended December 31, 2010.

For the years ended December 31, 2010 and 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $3.1 million.

The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2010.

Generated in the year of 2009

For PRC Corporate Income Tax, the PRC tax bureau communicated to some subsidiaries within the Sohu Group that certain expenses should not be treated as deductible for income tax purposes under the CIT Law, although the current CIT Law is silent in that regard. The Sohu Group had treated such expense as tax deductible in previous periods. This treatment had been communicated to the tax bureau, without the Sohu Group’s receiving any objections or challenges with respect to prior PRC income tax filings. Based on the tax bureau’s current interpretation, the Sohu Group concluded that it was more likely than not that such expenses would not be allowed by the tax bureau as deductions for income tax purposes. Hence, the Sohu Group recognized income tax expense of $1.2 million in the second quarter of 2009 as a result of the change in the tax bureau’s position. In addition, the Sohu Group will not reverse this treatment unless it receives a written clarification issued by the tax authority that this kind of expense is deductible for income tax purposes. The situation is unchanged as of December 31, 2010.

Generated in the year of 2010

For PRC Corporate Income Tax, since the current CIT Law was put into effect as of January 1, 2008, guidance for this law has been issued continually. In April 2010, the State Administration of Tax (“SAT”) issued a circular relating to the implementation of preferential tax treatments for NHTEs. However, to date, the Beijing local-level tax bureau has not implemented this circular and is holding the view that the relevant provisions might not apply to NHTEs in BJ ZGC. Therefore, the Company did not change its current practice. The Company expects more guidance will be issued in the future. Upon the issuance of such guidance, Sohu Group’s effective tax rate might increase.

For U.S. Corporate Income Tax, the U.S. Congress was considering legislation that, if enacted in its current form, would retroactively reinstate certain favorable provisions that expired on January 1, 2010. This legislation was not enacted prior to the issuance of the Company’s financial statements for the nine months ended September 30, 2010. As of September 30, 2010, the Company has recognized a $0.92 million income tax expense in its financial statements, because the above legislation has not been enacted. The accrual of this tax liability would cause a cash payment by the Company to the U.S. taxing authorities of $0.05 million, based on the utilization of existing U.S. federal net operating losses generated from excess tax deductions related to share-based awards of $0.87 million, for the nine months ended September 30, 2010. These excess tax deductions were treated under U.S. GAAP as an increase in shareholders’ equity. In December 2010, the U.S. Congress enacted this legislation and these favorable tax provisions were reinstated retroactively to January 1, 2010. Therefore, the above amounts were reversed on the Company’s financial statements in the fourth quarter in which such legislation is enacted, and it does not constitute an uncertain tax position any more.

16. China Contribution Plan

The Company’s subsidiaries and VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2010, 2009 and 2008, the Company’s China based subsidiaries and VIEs contributed a total of $35.4 million, $25.7 million and $17.7 million, respectively, to these funds.

17. Profit Appropriation

The Company’s China-based subsidiaries and VIEs are required to make appropriations to certain non-distributable reserve funds.

In accordance with the China Foreign Investment Enterprises laws, some of the Company’s China-based subsidiaries, which are called WFOEs, have to make appropriations from their after-tax profit as determined under Generally Accepted Accounting Principles in the PRC (the “after-tax-profit under PRC GAAP”) to non-distributable reserve funds, including (i) general reserve fund, (ii) enterprise expansion fund, and (iii) staff bonus and welfare fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as general reserve fund until such appropriations for the fund equal 50% of the paid-in capital of the applicable entity. The appropriation for the other two reserve funds is at the Company’s discretion as determined by the Board of Directors of each entity.

In accordance with the China Company Laws, some of the Company’s China-based subsidiaries, which are called domestically funded enterprises, as well as the Company’s VIEs, have to make appropriations from their after-tax-profit under PRC GAAP to non-distributable reserve funds, including a statutory surplus fund and a discretionary surplus fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as statutory surplus fund until such appropriations for the fund equal 50% of the paid-in capital of the applicable entity. The appropriation for the discretionary surplus fund is at the Company’s discretion as determined by the Board of Directors of each entity.

Upon certain regulatory approvals and subject to certain limitations, the general reserve fund and the statutory surplus fund can be used to offset prior year losses, if any, and can be converted into paid-in capital of the applicable entity.

For the year ended December 31, 2010, the Company set up several new subsidiaries and VIEs, thus a $7.1 million general reserve funds and statutory surplus funds were appropriated for them.

For the year ended December 31, 2009, as the cumulative general reserve funds and the statutory surplus funds equaled 50% of the China-based subsidiaries and VIEs’ paid-in capital, no additional amounts were appropriated for them.

For the year ended December 31, 2008, appropriations for the general reserve funds and statutory surplus funds totaled $7.1 million.

18. Commitments and Contingencies

Contractual Obligation

On November 20, 2009, the Company entered into an agreement to purchase an office building to be built in Beijing, which will serve as the Company’s headquarters, for a purchase price of approximately $110 million. On August 20, 2010, the purchase price was adjusted to $120 million to cover additional purchased floor area. As of December 31, 2010, $66 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $54 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

On August 23, 2010, Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $150 million. As of December 31, 2010, $60 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $90 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

The Sohu Group also has some commitments related to future minimum content and service purchases, operating lease obligations, and license fees for games developed by third-parties which are presented in the following table (in thousands):

As of December 31,	Content and service purchases	Operating lease obligations	License fees for games developed by third-parties	Total minimum payments required
2011	$45,885	$6,633	$1,374	$53,892
2012	23,656	2,666	453	26,775
2013	562	2,726	0	3,288
2014	10	2,132	0	2,142
2015	5	2,132	0	2,137
Thereafter	0	0	0	0

Total minimum payments required	$70,118	$16,289	$1,827	$88,234

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of December 31, 2010, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

Long-term Tax Payable for Uncertain Tax Positions

As a result of its adoption of ASC 740, during 2009, the Company recognized unrecognized tax benefit of $3.1 million and recognized related long-term tax payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. See Note 15 - Income Taxes - Uncertain Tax Positions.

Laws and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business, and to conduct brand advertising, online game, sponsored search, and wireless and other services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media.

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

19. VIEs

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

Under contractual agreements with the Sohu Group, Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, also has the obligation to absorb losses of the VIEs. Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of December 31, 2010, the aggregate amount of these loans was $14.2 million.

As of December 31, 2010, the total assets for the consolidated VIEs were $157.6 million, mainly comprising cash and cash equivalents, accounts receivable and fixed assets. As of December 31, 2010, the total liabilities for the consolidated VIEs were $70.2 million, mainly comprising receipts in advance and deferred revenue and accrued liabilities to suppliers and agents. These balances are reflected in Sohu’s consolidated financial statements with intercompany transactions eliminated.

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIEs amounting to a total of $32.5 million as of December 31, 2010. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs, which consisted of receipts in advance and deferred revenue of $38.0 million, accrued liabilities to suppliers and agents of $18.9 million, tax payable of $11.1 million, and other accrued liabilities of $2.2 million, totalled $70.2 million. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

For Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in the PRC in 2002 and is engaged in entertainment and advertising business in the PRC. As of December 31, 2010, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

b)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and is engaged in mapping services in the PRC. Tu Xing Tian Xia was acquired by the Company in 2005. As of December 31, 2010, the registered capital of Tu Xing Tian Xia was $0.2 million. High Century and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

c)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of December 31, 2010, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each holds a 50% interest in this entity.

d)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of December 31, 2010, the registered capital of Pilot New Era was $0.7 million. High Century and Sohu Internet each holds a 50% interest in this entity.

e)	Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. High Century holds a 70% interest in Focus Yiju.

For Online Game Business

f)	Gamease

Gamease was incorporated in the PRC in August 2007. As of December 31, 2010, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

g)	Shanghai ICE

Shanghai ICE was incorporated in the PRC in April 2005. Shanghai ICE and ICE WFOE were acquired by Changyou in May 2010. As of December 31, 2010, the registered capital of Shanghai ICE was $1.2 million. Two employees of Changyou each hold a 50% interest in this entity.

h)	Guanyou Gamespace

Guanyou Gamespace was incorporated in the PRC in August 2010. As of December 31, 2010, the registered capital of Guanyou Gamespace was $1.5 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

For Sponsored Search Business

i)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and is engaged in providing Internet information services in the PRC. As of December 31, 2010, the registered capital of Sogou Information was $2.5 million. Two employees of the Sohu Group each hold a 50% interest in this entity.

For Wireless and Others Businesses

j)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and is engaged in Internet information, wireless and advertising services in the PRC. As of December 31, 2010, the registered capital of Sohu Internet was $14.9 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

k)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and is engaged in value-added telecommunication services in the PRC. GoodFeel was acquired by the Company in 2004. As of December 31, 2010, the registered capital of GoodFeel was $1.2 million. Two employees of the Sohu Group, hold 58.1% and 41.9% interests, respectively, in this entity.

l)	High Century

High Century was incorporated in the PRC in 2001 and is engaged in investment holding in the PRC. As of December 31, 2010, the registered capital of High Century was $4.6 million. Dr. Zhang and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

m)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in October 2006. As of December 31, 2010, the registered capital of 21 East Beijing was $0.1 million. High Century holds a 70% interest in this entity.

n)	New 21 East

New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”) was incorporated in December 2007. As of December 31, 2010, the registered capital of New 21 East is $1.4 million. High Century holds a 70% interest in this entity.

VIEs Not Consolidated within the Sohu Group

In 2010, in order to diversify Changyou’s marketing channels for its games, Changyou acquired a 50% equity interest in Shanghai Jing Mao Cultural Communications Ltd. (“Shanghai Jingmao”) and its affiliate. Although Shanghai Jingmao and its affiliate are variable interest entities, Changyou is not the primary beneficiary because Changyou is not able to direct their activities, and therefore Changyou does not consolidate them. The investment is being accounted for under the equity method of accounting. As of December 31, 2010, Changyou’s maximum exposure to loss as a result of its involvement with the investees is $7.9 million, which includes the balance of Changyou’s original investment cost, after netting of the investment losses, of $2.9 million and funds provided for the investees’ working capital needs recorded as prepaid and other current assets of $5.0 million in the Company’s consolidated financial statements.

20. Sohu.com Inc. Shareholders’ Equity

Summary of Sohu.com Inc.’s outstanding shares (in thousands):

	Number of Outstanding Shares As of December 31,
	2010	2009	2008
Common stock:
Balance, beginning of year	37,749	38,095	37,715
Issuance of common stock	276	405	881
Repurchase of common stock	0	(751)	(501)

Balance, end of year	38,025	37,749	38,095

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

For the year ended December 31, 2010, the Company did not purchase any shares of its common stock. For the years ended December 31, 2009 and 2008, the Company repurchased 751,224 and 501,686 shares of its common stock for total consideration of $40 million and $20 million, respectively, under the share repurchase plan approved by the Board of Directors in October 2008, which expired in 2009.

Stock Incentive Plan

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

1) Sohu.com Inc. Share-based Awards

Sohu’s 2000 Stock Incentive Plan

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”) provided for the issuance of up to 9,500,000 shares of common stock, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. The maximum term of any issued stock right under the Sohu 2000 Stock Incentive Plan is ten years from the grant date. The Sohu 2000 Stock Incentive Plan expired on January 24, 2010 and a new plan (i.e., Sohu’s 2010 Stock Incentive Plan discussed below) was adopted on July 2, 2010. As of the expiration date, 9,128,724 shares of common stock had been issued or were subject to issuance upon the vesting and exercise of share options or the vesting and settlement of restricted share units granted under the plan.

For the years ended December 31, 2010, 2009 and 2008, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $19.0 million, $4.2 million and $5.8 million, respectively.

i) Summary of share option activity

A summary of share options activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2010 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2010	555	$16.55	4.54	$22,625
Exercised	(129)	16.52
Forfeited or expired	0

Outstanding at December 31, 2010	426	16.56	3.55	20,017

Vested at December 31, 2010	426	16.56	3.55	20,017

Exercisable at December 31, 2010	426	16.56	3.55	20,017

Note (1):

The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $63.49 on December 31, 2010 and the exercise price of share options. The total intrinsic value of share options exercised for the year ended December 31, 2010 was $5.9 million.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2010:

	Options Outstanding as of December 31, 2010			Options Exercisable as of December 31, 2010
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.86 - $2.27	25	1.08	$1.27	25	$1.27
$7.63 - $8.39	82	2.02	7.98	82	7.98
$15.40 - $16.84	40	3.88	16.41	40	16.41
$17.00 - $20.78	209	4.36	17.89	209	17.89
$22.86 - $34.51	70	3.61	28.28	70	28.28

	426			426

There were no options granted under Sohu’s 2000 Stock Incentive Plan during the years ended December 31, 2010, 2009 and 2008. For the year ended December 31, 2010, no share-based compensation expense was recognized for share options under Sohu’s 2000 Stock Incentive Plan because the requisite service periods for share options had ended by the end of 2009. For the years ended December 31, 2009 and 2008, total share-based compensation expense recognized for share options under Sohu’s 2000 Stock Incentive Plan was $0.9 million and $1.3 million, respectively.

For the years ended December 31, 2010, 2009 and 2008, total cash received from the exercise of share options amounted to $2.1 million, $4.1 million and $13.1 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2010 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	209	$33.41
Granted	731	61.23
Vested	(139)	30.87
Forfeited	(95)	55.88

Unvested at December 31, 2010	706	59.69

Expected to vest thereafter	525	59.57

For the years ended December 31, 2010, 2009 and 2008, total share-based compensation expense recognized for restricted share units was $19.0 million, $3.3 million and $4.5 million, respectively.

As of December 31, 2010, there was $17.1 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.2 years. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2010, 2009 and 2008 was $6.2 million, $8.5 million and $9.5 million, respectively.

45

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu’s 2010 Stock Incentive Plan (the “Sohu 2010 Stock Incentive Plan”), which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of December 31, 2010, 1,480,000 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share units activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2010 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	0
Granted	23	$70.88
Vested	0
Forfeited	(3)	70.88

Unvested at December 31, 2010	20	70.88

Expected to vest thereafter	15	70.88

For the years ended December 31, 2010, total share-based compensation expense recognized for restricted share units was $29,000.

As of December 31, 2010, there was $1.2 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.4 years.

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

Through December 31, 2010, Changyou has granted under the Changyou 2008 Share Incentive Plan 11,000,000 Class B ordinary shares and 4,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,463,000 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees.

For the years ended December 31, 2010, 2009 and 2008, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $8.5 million, $13.1 million and $4.8 million, respectively.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the year ended December 31, 2010 is presented below. The shares and their fair value presented in the following table have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	6,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at December 31, 2010	4,000	1.36

Expected to vest thereafter	4,000	1.36

For the years ended December 31, 2010, 2009 and 2008, total share-based compensation expense recognized for the above-mentioned Class B restricted ordinary shares was $1.2 million, $2.3 million and $3.0 million, respectively.

As of December 31, 2010, there was $0.5 million of unrecognized compensation expense related to the unvested Class B restricted ordinary shares. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the years ended December 31, 2010, 2009 and 2008 was $32.7 million, $16.0 million and nil, respectively.

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

A summary of activity for the above Class B restricted share units as of and for the year ended December 31, 2010 is presented below. The shares and their fair values presented in the following table have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	2,055	$1.98
Granted	0
Vested	(685)	1.98
Forfeited	(50)	1.98

Unvested at December 31, 2010	1,320	1.98

Expected to vest thereafter	1,320	1.98

For the years ended December 31, 2010 and 2009, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.9 million and $4.1 million, respectively.

As of December 31, 2010, there was $0.4 million of unrecognized share-based compensation expense related to the unvested Class B restricted share units. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the years ended December 31, 2010 and 2009 was $11.2 million and $12.4 million, respectively.

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

A summary of activity for the Class A restricted share units as of and for the year ended December 31, 2010 is presented below. The shares and fair value presented in the following table have been revised on a retroactive basis to give effect to the ten-for-one share split.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	432	$8.00
Granted	0
Vested	(108)	8.00
Forfeited	(42)	8.00

Unvested at December 31, 2010	282	8.00

Expected to vest thereafter	254	8.00

For the years ended December 31, 2010 and 2009, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $1.0 million and $1.4 million, respectively.

As of December 31, 2010, there was $0.9 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates during the years ended December 31, 2010 and 2009 was $1.7 million and nil, respectively.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

i) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

As of December 31, 2010, Changyou had granted an aggregate of 1,227,000 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the year ended December 31, 2010 is presented below.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	1,200	$12.41
Granted	27	17.27
Vested	(300)	12.41
Forfeited	(2)	17.08

Unvested at December 31, 2010	925	12.54

Expected to vest thereafter	923	12.53

For the years ended December 31, 2010 and 2009, total share-based compensation expense recognized for the above 1,227,000 Class A restricted share units was $5.3 million and $5.4 million, respectively.

As of December 31, 2010, there was $4.6 million of unrecognized compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested during the years ended December 31, 2010 and 2009 was $4.9 million and nil, respectively.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

ii) Share-based Awards to Sohu Employees

On October 24, 2010, Changyou granted an aggregate of 40,000 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to certain of Sohu employees for their involvement in the provision of certain online game links and advertising services to Changyou on Sohu’s websites including the 17173.com website, under a Marketing Service Agreement between Changyou and Sohu. These Class A restricted share units are subject to vesting over a four-year period commencing on the grant date. The Company accounted for the Class A restricted share units granted by Changyou to Sohu’s employees as share awards granted by Sohu to its employees. When preparing the Company’s consolidated financial statements, share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period and the fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2010	0
Granted	40	$18.00
Vested	0
Forfeited	0

Unvested at December 31, 2010	40	18.00

Expected to vest thereafter	40	18.00

For the year ended December 31, 2010, total share-based compensation expense recognized for the above 40,000 Class A restricted share units was $70,000.

As of December 31, 2010, there was $0.6 million of unrecognized compensation expense related to the unvested Class A restricted share units.

3) Sogou Inc. Share-based Awards

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to Sogou management and key employees as well as certain members of Sohu’s executive management. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of December 31, 2010, no share rights had been issued under this Plan.

21. Noncontrolling Interest

From January 1, 2009, the Company renamed its minority interest to noncontrolling interest and reclassified it in its consolidated balance sheets from the mezzanine section between liabilities and equity to a separate line item in equity as required by U.S. GAAP. The Company also expanded disclosures in the consolidated financial statements to clearly identify and distinguish the interests of Sohu from the interests of the noncontrolling shareholders of its subsidiaries. The Company has applied this presentation and disclosure requirements retrospectively for all periods presented for comparability.

The Company’s majority-owned subsidiaries and VIEs which are consolidated in Sohu’s consolidated financial statements but with noncontrolling interest recognized are mainly Changyou and Sogou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2010 and 2009, noncontrolling interest in the consolidated balance sheets was $178.4 million and $68.0 million, respectively.

	As of December 31,
	2010	2009
Changyou	$130,283	$67,691
Sogou	47,196	0
Others	963	304

Total	$178,442	$67,995

Noncontrolling Interest of Changyou

As of December 31, 2010 and 2009, $130.3 million and $67.7 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 29% and a 26%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of December 31, 2010, $47.2 million noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, along with these shareholders’ original investments in the Series A Preferred Shares issued by Sogou.

Noncontrolling Interest in the Consolidated Statements of Operations

For the years ended December 31, 2010 and 2009, net income attributable to the noncontrolling interest in the consolidated statements of operations was $49.6 million and $28.6 million, respectively, compared with a net loss of $51,000 for the year ended December 31, 2008.

	Year Ended December 31,
	2010	2009	2008
Changyou	$49,917	$28,694	$0
Sogou	(287)	0	0
Others	(75)	(92)	(51)

Total	$49,555	$28,602	$(51)

Noncontrolling Interest of Changyou

For the years ended December 31, 2010 and 2009, $49.9 million and $28.7 million, respectively, net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing a 29% and a 26%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the years ended December 31, 2010, $0.3 million net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing Sogou’s net loss attributable to shareholders other than Sohu.

22. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted for two factors as following:

(1) Difference between Changyou’s net income attributable to Sohu determined by:

i)	the percentage of the total economic interest in Changyou held by Sohu, and

ii)

the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method.

In the calculation of Sohu’s diluted net income per share, all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of weighted average number of shares held by Sohu in Changyou to decrease. As a result, Changyou’s net income attributable to Sohu on the diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

(2) Difference between Sogou’s net income/loss attributable to Sohu determined by:

i)	the Sogou Series A Terms and the terms of Sogou’s restructuring, and

ii)

the percentage of the weighted average number of Sogou shares held by Sohu to the weighted average number of Sogou ordinary shares and shares issuable upon the conversion of convertible preferred shares under the if-converted method.

In the calculation of Sohu’s basic net income per share, Sogou’s net income/loss attributable to Sohu is determined according to the Sogou Series A Terms and the terms of Sogou’s restructuring. In the calculation of Sohu’s diluted net income per share, Sogou’s net income/loss attributable to Sohu is determined by Sohu’s shareholding percentage in Sogou, assuming, if the effect is dilutive, the convertible preferred shares issued by Sogou having been converted at the beginning of the period. The above difference is presented as “incremental dilution from Sogou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income from continuing operations attributable to Sohu.com Inc.	$148,629	$147,387	$158,637
Gain from discontinued e-commerce operations attributable to Sohu.com Inc.	0	446	0

Net income attributable to Sohu.com Inc., basic	148,629	147,833	158,637
Effect of dilutive securities:
Incremental dilution from Changyou	(9,294)	(8,561)	0
Incremental dilution from Sogou	0	0	0

Net income attributable to Sohu.com Inc., diluted	$139,335	$139,272	$158,637

Denominator:
Weighted average basic common shares outstanding	37,870	38,294	38,168
Effect of dilutive securities:
Share options and restricted share units	575	675	949

Weighted average diluted common shares outstanding	38,445	38,969	39,117

Basic net income per share attributable to Sohu.com Inc.
- Continuing operations	$3.92	$3.85	$4.16
- Discontinued e-commerce operations	0.00	0.01	0.00

Basic net income per share attributable to Sohu.com Inc.	$3.92	$3.86	$4.16

Diluted net income per share attributable to Sohu.com Inc.
- Continuing operations	$3.62	$3.56	$4.06
- Discontinued e-commerce operations	0.00	0.01	0.00

Diluted net income per share attributable to Sohu.com Inc.	$3.62	$3.57	$4.06

23. Concentration Risks

Because its operations are substantially conducted in the PRC, the Sohu Group is subject to PRC-related political, economic and legal risks. Besides these risks, the Sohu Group may also have the following concentration risks.

Operation Risk

For the years ended December 31, 2010, 2009 and 2008, there are no revenues from clients that individually represent greater than 10% of the total revenues.

For the year ended December 31, 2010, 49% of the Sohu Group’s total revenue and 91% of the Sohu Group’s online game revenue was derived from a single massively multi-player online role-playing game called TLBB, which was launched in May 2007.

Financial instruments that potentially subject the Company to concentration risks consist primarily of cash and cash equivalents, and investment in debt securities. Cash and cash equivalents in Sohu Group are mainly denominated in RMB and in U.S. dollars. Investment in debt securities are denominated in RMB. The Company may experience economic losses and negative impacts on earnings and equity as a result of fluctuations in the exchange rate between the U.S. dollar and the RMB. Moreover, the Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

Credit Risk

As of December 31, 2010, approximately 77% of the Sohu Group’s cash and cash equivalents were held in 14 financial institutions in China. The remaining cash and cash equivalents were held by financial institutions in U.S., Singapore, Hong Kong, United Kingdom, Malaysia, Korea and Vietnam.

For the credit risk related to accounts receivable, the Sohu Group performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

24. Subsequent Events

In January 2011, Changyou acquired the remaining 50% of the equity in Shanghai Jingmao and its affiliate. Shanghai Jingmao and its affiliate are primarily engaged in cinema advertising in China. The purpose of the acquisition was to secure additional advertising resources for the promotion of Changyou’s online games. Following the completion of the transaction, Changyou holds 100% of the equity in Shanghai Jingmao and its affiliate and commenced consolidating them in its financial statements starting from February 1, 2011. Changyou is still in the process of doing valuation and purchase price allocation.

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(in thousands)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,229	$2,635
Prepaid and other current assets	286	283
Due from subsidiaries and variable interest entities	3,806	3,952

Total current assets	9,321	6,870
Interests in subsidiaries and variable interest entities	790,169	606,390

Total assets	$799,490	$613,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,373	$3,479
Due to subsidiaries and variable interest entities	0	0

Total current liabilities	3,373	3,479

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 share authorized; 38,025 and 37,749 shares issued and outstanding, respectively)	43	43
Additional paid-in capital	338,033	317,052
Treasury stock (5,389 shares)	(114,690)	(114,690)
Accumulated other comprehensive income	38,228	21,502
Retained earnings	534,503	385,874

Total shareholders’ equity	796,117	609,781

Total liabilities and shareholders’ equity	$799,490	$613,260

SOHU.COM INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues	$0	$0	$0
Cost of revenues	0	0	0

Gross profit	0	0	0

Operating expenses:
General and administrative	5,293	3,835	3,366

Operating loss	(5,293)	(3,835)	(3,366)

Equity in profit of subsidiaries and variable interest entities	155,595	154,616	155,328
Other expense	0	0	0
Interest income	10	1,202	6,675

Income before income tax expense	150,312	151,983	158,637
Income tax expense	1,683	4,150	0

Net income	$148,629	$147,833	$158,637

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$148,629	$147,833	$158,637
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in profit of subsidiaries and variable interest entities	(155,595)	(154,616)	(155,328)
Excess tax benefits from share-based payment arrangements	(1,169)	(3,927)	0
Amortization of other assets	0	0	0
Share-based compensation expense	2,184	854	952
Changes in current assets and liabilities:
Due to (from) subsidiaries and variable interest entities	146	(27,882)	(64,580)
Prepaid and other current assets	5	289	(231)
Tax payable	1,303	4,152	0
Accrued liabilities	(248)	2	(1,860)

Net cash used in operating activities	(4,745)	(33,295)	(62,410)
Cash flows from investing activities:
Net cash repatriated from (invested in) subsidiaries	4,042	(25,204)	0
Dividend received	0	11,008	0
Receipts from collections of loans to a subsidiary	0	61,213	49,841

Net cash provided by investing activities	4,042	47,017	49,841
Cash flows from financing activities:
Redemption of zero coupon convertible senior notes	0	0	(6)
Repurchase of common stock	0	(40,007)	(19,997)
Issuance of common stock	2,128	4,140	13,103
Excess tax benefits from share-based payment arrangements	1,169	3,927	0

Net cash provided by (used in) financing activities	3,297	(31,940)	(6,900)

Net increase (decrease) in cash and cash equivalents	2,594	(18,218)	(19,469)
Cash and cash equivalents at beginning of year	2,635	20,853	40,322

Cash and cash equivalents at end of year	$5,229	$2,635	$20,853

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with U.S. GAAP.

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

3.

As of December 31, 2010 and 2009, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

4.

For the years ended December 31, 2010 and 2008, there were no cash dividends paid to the Company by its consolidated subsidiaries or VIEs. For the year ended December 31, 2009, there was $11 million in cash dividends paid to the Company by its consolidated subsidiaries.

5.	Related party transactions

On November 1, 2010, Sohu.com Limited and Sohu.com Inc. entered into a loan note of $5.7 million, with a fixed interest rate of 0.59% per annum for the payment of Stock Right Costs. This loan note is due on October 31, 2013.

For the year ended December 31, 2009, $61.2 million loan principal and $1.1 million loan interest were received from the Company’s subsidiaries and VIEs as loan repayments. As of December 31 2009, there was no loan balance outstanding due from its subsidiaries and VIEs.

EXHIBIT INDEX

Exhibit No.	Description

3.1(2)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(2)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

4.1(3)	Rights Agreement, dated as of July 25, 2001, between Sohu.com Inc. and The Bank of New York, as Rights Agent.

4.2(6)	Indenture, dated as of July 14, 2003, between Sohu.com Inc. and The Bank of New York.

10.1(10)	2000 Stock Incentive Plan, as amended.

10.2(1)	Form of Stock Option Agreement.

10.3(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.4(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.5(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.6(4)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.7(5)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.8(7)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.9(8)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.10(13)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.11(13)	Hosting Service Agreement between Sohu Era and China Telecom.

10.12(12)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.13(12)	Monternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

10.14(12)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.15(9)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.16(11)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.17(11)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.18(11)	Loan and Share Pledge Agreement between Sohu.com Inc. and Xin (Belinda) Wang.

10.19(14)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.20(14)	Hosting Service Agreement Between Sohu Era and China Telecom.

10.21(15)	Employment Agreement, effective as of March 8, 2007, by and between Sohu.com Inc. and Carol Yu.

10.22(15)	Purchasing Agreement of Real Property Between Sohu New Era and Vision Hua Qing.

10.23(16)	Employment Agreement, effective as of June 1, 2007, by and between Sohu.com Inc. and Xin (Belinda) Wang.

10.24(17)	Underwriting Agreement, dated April 1, 2009, for Changyou.com Limited’s initial public offering.

10.25(18)	Agreement between Changyou.com Limited and Beijing Yinhe Wanda Co., Ltd. for the purchase of an Office Tower A at Beijing West Wanda Plaza, in Beijing, China.

10.26(19)	Employment Agreement, effective as of January 1, 2009, by and between Sohu.com Inc. and Charles Zhang.

10.27(20)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.28(20)	Non-Competition Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.29(20)	Marketing Services Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.30(20)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu New Media Information Technology Co., Ltd.

10.31(21)	Employment Agreement effective as of November 30, 2009, entered into on March 30, 2010, between Sohu.com Inc. and Xiaochuan Wang.

10.32(21)	Amended and Restated Marketing Services Agreement, dated January 1, 2010, by and between Sohu.com Inc. and Changyou.com Limited.

10.33(22)	Employment Agreement effective as of March 8, 2010, entered into on April 9, 2010, between Sohu.com Inc. and Carol Yu.

10.34(22)	Employment Agreement entered into and effective as of June 1, 2010 between Sohu.com Inc. and Belinda Wang.

10.35(23)	Project Cooperation Agreement of Changyou, dated August 23, 2010.

10.36(23)	Amended and Restated 2010 Stock Incentive Plan.

10.37(23)

Cooperation Agreement, dated September 30, 2010. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.38(24)	Series A Purchase Agreement, dated October 2, 2010. (Including Schedule A, Schedule B, Schedule 5.16(i), Schedule 5.16(ii), Schedule 5.16(iii))

10.39(24)	Amended and Restated Memorandum and Articles of Association.

10.40(24)	Investors Rights Agreement.

10.41(24)	Right of First Refusal and Co-Sale Agreement.

10.42(24)	Share Incentive Plan.

14.1(9)	Code of Ethics and Conduct.

21.1(24)	Subsidiaries of the registrant.

23.1(24)	Consent of Independent Registered Public Accounting Firm.

23.2(24)	Consent of Haiwen & Partners, PRC Counsel.

24.1(24)	Power of Attorney (included in signature page to Form 10-K).

31.1(24)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(24)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(24)	Section 1350 Certification of Dr. Charles Zhang.

32.2(24)	Section 1350 Certification of Carol Yu.

101(24)

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009; (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008; (v) Notes to Consolidated Financial Statements, tagged as blocks of text; and (vi) Schedule I – Condensed Financial Information Of Registrant.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).
(2)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(3)	Incorporated herein by reference to the registrant’s Registration Statement on Form 8-A filed on July 30, 2001.
(4)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(5)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.
(6)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on July 16, 2003.
(7)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(10)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 filed on June 20, 2005 (File No. 333-125960).
(11)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(12)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 2, 2005.
(14)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 8, 2007.
(15)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.
(16)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007.
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009.
(18)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.
(19)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2009.

(20)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2010.
(21)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010.
(22)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 5, 2010.
(23)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010.
(24)	Filed herewith.