Form 10-Q
period 2011-03-31
SOHU COM INC
filed 2011-05-09
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2011
Common stock, $.001 par value	38,283,701

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$737,935	$678,389
Investment in debt securities	76,220	75,529
Accounts receivable, net	68,668	62,603
Prepaid and other current assets (including nil and $4,983, respectively, shareholder loan to an equity investee)	13,917	19,646

Total current assets	896,740	836,167
Fixed assets, net	126,824	120,627
Goodwill	72,956	67,761
Intangible assets, net	38,807	17,308
Prepaid non-current assets	138,905	137,999
Other assets	4,087	7,728

Total assets	$1,278,319	$1,187,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,252	$5,940
Accrued liabilities	65,342	65,229
Receipts in advance and deferred revenue	55,224	51,513
Accrued salary and benefits	35,628	35,409
Taxes payable	25,822	31,719
Other short-term liabilities	24,469	21,862
Contingent consideration	1,373	0

Total current liabilities	231,110	211,672

Contingent consideration	0	1,359
Long-term accounts payable	2,454	0

Total long-term liabilities	2,454	1,359

Total liabilities	233,564	213,031

Commitments and contingencies

Shareholders’ equity
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,284 shares and 38,025 shares, respectively, issued and outstanding)	44	43
Additional paid-in capital	334,792	338,033
Treasury stock (5,389 shares)	(114,690)	(114,690)
Accumulated other comprehensive income	44,788	38,228
Retained earnings	579,310	534,503

Total Sohu.com Inc. shareholders’ equity	844,244	796,117
Noncontrolling interest	200,511	178,442

Total shareholders’ equity	1,044,755	974,559

Total liabilities and shareholders’ equity	$1,278,319	$1,187,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Online brand advertising	$57,153	$39,512
Online game	94,930	72,072
Sponsored search	7,979	2,824
Wireless	11,704	13,288
Others	2,603	1,758

Total revenues	174,369	129,454
Cost of revenues:
Online brand advertising	22,445	17,283
Online game	8,968	5,384
Sponsored search	4,877	2,753
Wireless	6,892	6,911
Others	2,670	495

Total cost of revenues	45,852	32,826

Gross profit	128,517	96,628

Operating expenses:
Product development	22,782	15,518
Sales and marketing	30,177	23,009
General and administrative	11,998	9,883
Amortization of intangible assets	192	108

Total operating expenses	65,149	48,518

Operating profit	63,368	48,110

Other income /(expense)	510	(25)
Interest income and exchange difference	2,293	1,199

Income before income tax expense	66,171	49,284
Income tax expense	11,002	7,963

Net income	55,169	41,321
Less: Net income attributable to the noncontrolling interest shareholders	10,362	11,130

Net income attributable to Sohu.com Inc.	$44,807	$30,191

Basic net income per share attributable to Sohu.com Inc.	$1.17	$0.80

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,193	37,778

Diluted net income per share attributable to Sohu.com Inc.	$1.01	$0.73

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,767	38,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$55,169	$41,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,873	4,593
Share-based compensation expense	5,268	6,528
Amortization and impairment of intangible assets	6,437	475
Provision for allowance for doubtful accounts	461	88
Excess tax benefits from share-based payment arrangements	(173)	(531)
Others	350	132
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,839	(1,336)
Prepaid and other current assets	8,177	(3,184)
Accounts payable	2,190	2,627
Taxes payable	(5,470)	266
Accrued liabilities	(14,085)	619
Receipts in advance and deferred revenue	3,712	(4,071)
Other short-term liabilities	2,607	(4,598)

Net cash provided by operating activities	72,355	42,929
Cash flows from investing activities:
Purchase of fixed assets	(8,445)	(6,113)
Purchase of intangible and other assets	(10,028)	(1,071)
Acquisitions, net of cash acquired	(1,408)	(1,239)

Net cash used in investing activities	(19,881)	(8,423)
Cash flows from financing activities:
Issuance of common stock	1,219	252
Cash contribution received from the noncontrolling interest shareholders	941	0
Excess tax benefits from share-based payment arrangements	173	531

Net cash provided by financing activities	2,333	783
Effect of exchange rate changes on cash and cash equivalents	4,739	82

Net increase in cash and cash equivalents	59,546	35,371
Cash and cash equivalents at beginning of period	678,389	563,782

Cash and cash equivalents at end of period	$737,935	$599,153

Supplemental schedule of non-cash investing activity:
Consideration payable for business acquisition	915	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2011

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$974,559	$0	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442
Contribution received from the noncontrolling interest shareholders	941	0	0	0	0	0	0	941
Issuance of common stock	1,219	0	1	1,218	0	0	0	0
Share-based compensation expense	5,268	0	0	3,498	0	0	0	1,770
Exercise of share-based awards in subsidiary	0	0	0	(8,130)	0	0	0	8,130
Excess tax benefits from share-based awards	173	0	0	173	0	0	0	0
Comprehensive income:
Net income	55,169	55,169	0	0	0	0	44,807	10,362
Other comprehensive income:
Foreign currency translation adjustment	7,426	7,426	0	0	0	6,560	0	866

Total other comprehensive income	7,426	7,426

Total comprehensive income	62,595	62,595

Comprehensive income attributable to the noncontrolling interest shareholders		(11,228)

Comprehensive income attributable to Sohu.com Inc.		$51,367

Ending balance	$1,044,755		$44	$334,792	$(114,690)	$44,788	$579,310	$200,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2010

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$677,776	$0	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995
Issuance of common stock	252	0	0	252	0	0	0	0
Share-based compensation expense	6,528	0	0	3,577	0	0	0	2,951
Exercise of share-based awards in subsidiary	0	0	0	(3,077)	0	0	0	3,077
Excess tax benefits from share-based awards	531	0	0	531	0	0	0	0
Comprehensive income:
Net income	41,321	41,321	0	0	0	0	30,191	11,130
Other comprehensive income:
Foreign currency translation adjustment	72	72	0	0	0	64	0	8

Total other comprehensive income	72	72

Total comprehensive income	41,393	41,393

Comprehensive income attributable to the noncontrolling interest shareholders		(11,138)

Comprehensive income attributable to Sohu.com Inc.		$30,255

Ending balance	$726,480		$43	$318,335	$(114,690)	$21,566	$416,065	$85,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading online media, search, gaming, community and mobile service group providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group”) mainly offers online brand advertising services, online game services (through Changyou.com Limited), sponsored search services (through Sogou Inc.), and wireless services through its Internet sites: sohu.com, 17173.com, focus.cn, chinaren.com, changyou.com and sogou.com.

Online brand advertising and online game are the two core businesses of the Sohu Group. The online brand advertising business provides advertisements on the Sohu Group’s portal matrix to advertisers who wish to build up their brand awareness online. The online game business is conducted by a majority-owned subsidiary, Changyou.com Limited (“Changyou”), which currently operates seven massively multi-player online role-playing games (“MMORPGs”), (i) Tian Long Ba Bu (“TLBB”), (ii) Blade Online (“BO”), (iii) Blade Hero 2 (“BH 2”) which is the sequel to BO, (iv) Da Hua Shui Hu (“DHSH”), (v) Zhong Hua Ying Xiong (“ZHYX”), (vi) Immortal Faith (“IF”); and (vii) San Jie Qi Yuan (“SJQY”). TLBB is Changyou’s first in-house developed MMORPG and is one of the most popular online games in China.

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, as Sohu is Changyou’s controlling shareholder, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of March 31, 2011, approximately 30% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering of 7,500,000 Class A ordinary shares on the NASDAQ Global Select Market, and Sohu sold 9,750,000 Class A ordinary shares of Changyou. Changyou is currently trading under the symbol “CYOU.”

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

Sohu’s Shareholding in Changyou

Shareholding and Control

As of March 31, 2011, Changyou had outstanding a combined total of 104,663,000 Class A and Class B ordinary shares, consisting of (i) 70,250,000 Class B ordinary shares held by Sohu through its indirectly wholly-owned subsidiary Sohu.com (Game) Limited (“Sohu Game”); (ii) 14,400,000 Class B ordinary shares held by Tao Wang through Prominence, including 2,000,000 Class B restricted ordinary shares that were not vested; (iii) 17,850,000 Class A ordinary shares held by public shareholders; (iv) 1,805,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon conversion of Class B ordinary shares that had been issued upon the vesting and settlement of Class B restricted share units granted to them; and (v) 358,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon the vesting and settlement of Class A restricted share units granted to them.

As of March 31, 2011, treating Tao Wang’s 2,000,000 Class B restricted ordinary shares as owned by Tao Wang, Sohu held approximately 67% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire Board of Directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou in Sohu’s consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, as discussed in Note 12 – Noncontrolling Interest – Noncontrolling Interest for Changyou.

Economic Interest

Because Tao Wang’s 2,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, for accounting purposes those shares are treated as owned by Sohu, rather than as owned by Tao Wang, and therefore those shares are not included in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, as of March 31, 2011, Sohu was treated as holding approximately 70% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 30% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements, as discussed above in Note 12 – Noncontrolling Interest – Noncontrolling Interest for Changyou.

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

Dilutive Impact

As of March 31, 2011, Changyou had outstanding a combined total of 2,264,200 Class A and Class B restricted ordinary shares and restricted share units.

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

In the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou is calculated treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 13 - Net Income per Share.

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

Sohu’s Shareholding in Sogou

As of March 31, 2011, Series A Preferred Shares of Sogou held by Alibaba, China Web and Photon represent approximately 10%, 6% and 16%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Sohu will retain approximately 53% of Sogou on a fully-diluted basis, and intends in any event to retain a majority of the outstanding share capital of Sogou on a fully-diluted basis. As Sogou’s controlling shareholder, Sohu will continue to consolidate Sogou but will recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, as discussed in Note 12 – Noncontrolling Interest – Noncontrolling Interest for Sogou.

Sogou’s 2010 Share Incentive Plan

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of March 31, 2011, no share rights had been issued under this Plan.

Share-based Awards to Sohu management

Under an arrangement approved by Sohu and Sogou’s Board of Directors in March 2011, Sohu has the right to provide to members of Sohu’s executive management the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares currently held by Sohu and 3,200,000 are Sogou ordinary shares to be newly-issued by Sogou to Sohu for a price of $0.625 per share, or a total of $2 million. As of March 31, 2011, no share rights had been issued under this arrangement.

4. Segment Information

The Sohu Group has determined that the business segments that constitute its primary reporting segments are online brand advertising, game, sponsored search, wireless and others.

In 2010, the chief operating decision maker (“CODM”) began reviewing certain additional information for the sponsored search segment. Accordingly, the Company has adjusted the sponsored search segment operating performance measurement disclosures to include income from operations and the main segment assets for the sponsored search segment. For the remaining segments, the operating performance measurements are unchanged.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2011
	Online Brand Advertising, Wireless and Others
	Online Brand Advertising	Wireless	Others	Online Brand Advertising, Wireless and Others	Game	Sponsored Search	Intercompany Eliminations	Consolidated
Revenues (1)	$59,282	$11,704	$444	$71,430	$97,089	$8,144	$(2,294)	$174,369
Segment cost of revenues	(21,908)	(6,892)	(80)	(28,880)	(11,525)	(4,877)	165	(45,117)

Segment gross profit (loss)	$37,374	$4,812	$364	42,550	85,564	3,267	(2,129)	129,252

SBC (2) in cost of revenues				(702)	(33)	0	0	(735)

Gross profit				41,848	85,531	3,267	(2,129)	128,517

Operating expenses:
Product development				(7,175)	(9,896)	(3,939)	0	(21,010)
Sales and marketing				(18,451)	(8,535)	(4,231)	2,129	(29,088)
General and administrative				(4,557)	(4,761)	(1,008)	0	(10,326)
Amortization of intangible assets				(90)	(54)	(48)	0	(192)
SBC (2) in operating expenses				(2,105)	(1,737)	(716)	25	(4,533)

Total operating expenses				(32,378)	(24,983)	(9,942)	2,154	(65,149)

Operating profit				9,470	60,548	(6,675)	25	63,368
Other income /(expense)				837	(329)	2	0	510
Interest income and exchange difference				662	1,683	(52)	0	2,293
Income tax expense				(1,949)	(9,053)	0	0	(11,002)

Net income				$9,020	$52,849	$(6,725)	$25	$55,169

Note (1):	The intercompany elimination for segment revenues mainly consists of the marketing services provided by the online brand advertising segment (banner advertisements etc.) to the game segment (conducted through Changyou).
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended March 31, 2010
	Online Brand Advertising, Wireless and Others
	Online Brand Advertising	Wireless	Others	Online Brand Advertising, Wireless and Others	Game	Sponsored Search	Intercompany Eliminations	Consolidated
Revenues (1)	$42,592	$13,288	$1,758	$57,638	$72,072	$2,914	$(3,170)	$129,454
Segment cost of revenues	(16,316)	(6,911)	(494)	(23,721)	(5,317)	(2,765)	12	(31,791)

Segment gross profit (loss)	$26,276	$6,377	$1,264	33,917	66,755	149	(3,158)	97,663

SBC (2) in cost of revenues				(968)	(67)	0	0	(1,035)

Gross profit				32,949	66,688	149	(3,158)	96,628

Operating expenses:
Product development				(4,121)	(5,427)	(3,525)	0	(13,073)
Sales and marketing				(12,436)	(9,624)	(3,074)	3,080	(22,054)
General and administrative				(4,091)	(3,463)	(236)	0	(7,790)
Amortization of intangible assets				(91)	(2)	(15)	0	(108)
SBC (2) in operating expenses				(1,911)	(2,903)	(679)	0	(5,493)

Total operating expenses				(22,650)	(21,419)	(7,529)	3,080	(48,518)

Operating profit				10,299	45,269	(7,380)	(78)	48,110
Other income /(expense)				88	(99)	(14)	0	(25)
Interest income and exchange difference				383	815	1	0	1,199
Income tax expense				(1,684)	(6,279)	0	0	(7,963)

Net income				$9,086	$39,706	$(7,393)	$(78)	$41,321

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the online brand advertising segment (banner advertisements etc.) to the game segment (conducted through Changyou).
Note (2):	“SBC” stands for share-based compensation expense.

	As of March 31, 2011
	Online Brand Advertising, Wireless and Others	Game	Sponsored Search	Intercompany Eliminations	Consolidated

Cash and cash equivalents	$282,726	$406,458	$48,751	$0	$737,935
Accounts receivable, net	60,392	8,275	1	0	68,668
Fixed assets, net	55,374	54,759	16,691	0	126,824
Total assets (1)	$669,677	$574,724	$68,461	$(34,543)	$1,278,319

Note (1):	The intercompany elimination for segment assets mainly consists of marketing services provided by the online brand advertising segment to the game segment (conducted through Changyou).

	As of December 31, 2010
	Online Brand Advertising, Wireless and Others	Game	Sponsored Search	Intercompany Eliminations	Consolidated

Cash and cash equivalents	$277,910	$350,957	$49,522	$0	$678,389
Accounts receivable, net	61,134	1,464	5	0	62,603
Fixed assets, net	54,461	53,659	12,507	0	120,627
Total assets (1)	$626,202	$502,311	$65,170	$(6,093)	$1,187,590

Note (1):	The intercompany elimination for segment assets mainly consists of marketing services provided by the online brand advertising segment to the game segment (conducted through Changyou).

5. Share-Based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors. As of March 31, 2011, no share-based awards had been granted by Sogou; therefore no share-based compensation expense was recognized under the Sogou 2010 Share Incentive Plan.

Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair values of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets. See Note 11 - Sohu.com Inc. Shareholders’ Equity - Stock Incentive Plan.

Share-based compensation expense was recognized in costs and/or expenses for the three months ended March 31, 2011 and 2010, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2011	2010
Cost of revenues	$735	$1,035
Product development expenses	1,772	2,445
Sales and marketing expenses	1,089	955
General and administrative expenses	1,672	2,093

	$5,268	$6,528

There was no capitalized share-based compensation expense for the three months ended March 31, 2011 and 2010.

Share-based compensation expense recognized for share awards granted by Sohu and Changyou, respectively, was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2011	2010
For share awards granted by Sohu.com Inc.	$3,535	$3,585
For share awards granted by Changyou.com Limited	1,733	2,943

	$5,268	$6,528

6. Income Taxes

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any interest or penalties associated with tax positions for the three months ended March 31, 2011, nor did the Company have any significant unrecognized uncertain tax positions as of March 31, 2011.

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

Effective January 1, 2008, the current PRC Corporate Income Tax Law (the “CIT Law”) imposes a unified income tax rate of 25% for both domestic and wholly foreign-owned enterprises (“WFOEs”) but grants preferential tax treatment to NHTEs. Under the CIT Law, NHTEs can enjoy a preferential income tax rate of 15% for three years but need to re-apply after the end of the three-year period. The current CIT Law provides grandfathering treatment allowing NHTEs to continue to enjoy their unexpired tax holidays under the previous PRC income tax law, as long as these NHTEs continue to meet the criteria for NHTEs under the current CIT Law and were (i) qualified as NHTEs under the previous PRC income tax law, and (ii) established before March 16, 2007.

Three China-based subsidiaries, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), qualified as NHTEs during the year ended December 31, 2008. Under guidance issued by governmental authorities, these three companies will need to reapply for NHTEs qualification in September 2011, but will be entitled to continue to enjoy their beneficial tax rates as if they will qualify as NHTEs in 2011 before action is taken on the reapplications. Therefore, for the year 2011, Sohu Era will be subject to a 15% income tax rate; Sohu Media and Sogou Technology will enjoy a 7.5% income tax rate due to their unexpired tax holidays.

Two China-based VIEs, Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), qualified as NHTEs during the year ended December 31, 2009. These two companies will reapply for qualification in 2012. In 2011, Sohu Internet will be subject to a 15% income tax rate and Sogou Information will enjoy a 7.5% income tax rate due to its unexpired tax holiday.

Related to Software Enterprises

Under the current CIT Law, a Software Enterprise can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

In 2008, the China-based subsidiary and the VIE of Changyou, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) qualified as Software Enterprises. As a result, both AmazGame and Gamease became subject to a 0% income tax rate for the full year 2008 and a 50% tax reduction to a rate of 12.5% from the fiscal year 2009 through the fiscal year 2011. Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”) and Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) have been qualified as “Software Enterprises” and will be entitled to an income tax exemption for two years beginning with their first profitable year and 50% tax reduction for the subsequent three years.

7. Commitments and Contingencies

Contractual Obligation

On November 20, 2009, the Company entered into an agreement to purchase an office building to be built in Beijing, which will serve as the Company’s headquarters, for a purchase price of approximately $110 million. On August 20, 2010, the purchase price was adjusted to $120 million to cover additional purchased floor area. As of March 31, 2011, $66 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $54 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

On August 23, 2010, Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $150 million. As of March 31, 2011, $60 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $90 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

The Sohu Group also has some commitments related to future minimum content and service purchases, operating lease obligations, and license fees of games developed by third-parties.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of March 31, 2011, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

Laws and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business, and to conduct online brand advertising, online game, sponsored search, wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media.

Regulatory risks also encompass the interpretation by the tax authorities of current tax laws and regulations, including the applicability of certain preferential tax treatments. The Sohu Group’s legal structure and scope of operations in China could be subject to restrictions, which could result in severe limits on its ability to conduct business in the PRC.

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

8. Fair Value Measurements

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

Level 2 - include other inputs that are directly or indirectly observable in the market place.

Level 3 - unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of March 31, 2011 (in thousands):

		Fair value measurement at reporting date using
Items	As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Time deposits	$429,853	$0	$429,853	$0

Investment in debt securities	76,220	0	0	76,220

Total	$506,073	$0	$429,853	$76,220

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2010 to March 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2010	$75,529
Gains included in other income	691

Ending balance at March 31, 2011	$76,220

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

Investment in Debt Securities

In September 2010, the Company purchased from a PRC-based company (the “Debtor”) a convertible debt security with a principal amount of $74.6 million (equal to RMB0.5 billion) with an initial maturity of twelve months subject to extension at the Company’s election in its sole discretion for additional sequential six-month periods, and bearing interest at the rate of 3.8% per annum, payable quarterly in cash. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. Under the terms of the security, if the Company continues to extend the maturity to March 31, 2014, it will have an option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interest in two companies which are affiliates of the Debtor. For the three months ended March 31, 2011, the interest income generated from this debt security amounted to $0.71 million.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value generated from currency translation in the amount of $0.69 million were recognized in other income for the three months ended March, 2011. There is no difference between the fair value and the unpaid principal balance of the debt securities as of March 31, 2011. To estimate fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurement. See above “Fair Value of Financial Instruments”.

9. Business Combinations

In May 2010, Changyou acquired 50% of the equity interests in each of Shanghai Jing Mao Culture Communication Co. Limited (“Shanghai Jingmao”) and its affiliate which are primarily engaged in the cinema advertising business in China. The investment was accounted for under the equity method of accounting due to Changyou’s inability to control Shanghai Jingmao. At the end of January 2011, Changyou acquired the remaining 50% of the equity interests in each of Shanghai Jingmao and its affiliate for total consideration of approximately $3.0 million. Payments for $1.0 million of the total consideration are contingent upon occurrence of certain specified events and management considers the possibility of Changyou making gains due to the non-occurrence of the specified events to be remote. With unilateral control of 100% of the voting equity interests of Shanghai Jingmao and its affiliate, Changyou started to consolidate Shanghai Jingmao and its affiliate’s financial statements commencing February 1, 2011. The purpose of the acquisition was to secure additional advertising resources for the promotion of Changyou’s online games.

On the acquisition date, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

As of 1 February, 2011
Fair value of previously held 50% equity interests	$2,704
Consideration for the remaining 50% equity interests	3,036

Total consideration	5,740

Tangible assets	9,514
Identifiable intangible assets acquired	10,101
Goodwill	5,147
Liabilities assumed	(19,022)

Total	$5,740

In accordance with ASC805 in a business combination achieved in stages, Changyou re measured its previously held equity interests in Shanghai Jingmao and its affiliate as at its acquisition-date fair value and recognized a total loss of $613,000 in other expenses in the first quarter of 2011. Changyou hired an independent valuation firm to perform fair valuation of the previously held equity interests in Shanghai Jing Mao and its affiliate upon the acquisition date.

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed were recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of March 31, 2011, no measurement period adjustment had been recorded. Based on the assessment of their financial performance, Shanghai Jingmao and its affiliate on its own or in total is not considered material to the Group for the period presented.

Total identifiable intangible assets acquired upon acquisition mainly include publishing rights of $8,330,000, partnership relationship of $1,035,000, trade name of $502,000, non-compete agreement of $126,000, and customer list of $108,000. Except for trade name which is expected to have an indefinite useful life, other identifiable intangible assets acquired have an estimated average weighted useful life of two years. Under ASC350, intangible assets with an indefinite useful life are not amortized and their remaining useful life is evaluated at each reporting period to determine whether events and circumstances continue to support an indefinite life. Total goodwill of $5.1 million primarily represents the expected synergies from combining operations of Shanghai Jingmao and its affiliate, which are complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

10. VIEs

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through its VIEs. The Company consolidates all of its VIEs in its consolidated financial statements.

All the VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major shareholder, and certain executive officer and employees of the Sohu Group. Capital for these VIEs was funded by the Sohu Group through loans provided to Dr. Zhang and those executive officer and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, also has the obligation to absorb losses of the VIEs. Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of March 31, 2011, the aggregate amount of these loans was $14.3 million.

As of March 31, 2011, the total assets for the consolidated VIEs were $184.6 million, mainly comprising cash and cash equivalents, accounts receivable and fixed assets. As of March 31, 2011, the total liabilities for the consolidated VIEs were $70.9 million, mainly comprising receipts in advance and deferred revenue and accrued liabilities. These balances are reflected in Sohu’s consolidated financial statements with intercompany transactions eliminated.

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIEs amounting to a total of $34.0 million as of March 31, 2011. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs, which consisted of receipts in advance and deferred revenue of $41.8 million, accrued liabilities of $14.8 million, taxes payable of $8.6 million, and other accrued liabilities of $5.7 million, totaled $70.9 million. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

For Online Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in the PRC in 2002 and is engaged in entertainment and advertising business in the PRC. As of March 31, 2011, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

b)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and is engaged in mapping services in the PRC. Tu Xing Tian Xia was acquired by the Company in 2005. As of March 31, 2011, the registered capital of Tu Xing Tian Xia was $0.2 million. Beijing Century High-Tech Investment Co., Ltd. (“High Century “) and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

c)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of March 31, 2011, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each holds a 50% interest in this entity.

d)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of March 31, 2011, the registered capital of Pilot New Era was $0.7 million. High Century and Sohu Internet each holds a 50% interest in this entity.

e)	Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. High Century holds a 70% interest in Focus Yiju.

For Online Game Business

f)	Gamease

Gamease was incorporated in the PRC in August 2007. As of March 31, 2011, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

g)	Shanghai ICE

Shanghai ICE was incorporated in the PRC in April 2005. Shanghai ICE and ICE WFOE were acquired by Changyou in May 2010. As of March 31, 2011, the registered capital of Shanghai ICE was $1.2 million. Two employees of Changyou each hold a 50% interest in this entity.

h)	Guanyou Gamespace

Guanyou Gamespace was incorporated in the PRC in August 2010. As of March 31, 2011, the registered capital of Guanyou Gamespace was $1.5 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

For Sponsored Search Business

i)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and is engaged in providing Internet information services in the PRC. As of March 31, 2011, the registered capital of Sogou Information was $2.5 million. Two employees of the Sohu Group each hold a 50% interest in this entity.

For Wireless Businesses

j)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and is engaged in Internet information, wireless and advertising services in the PRC. As of March 31, 2011, the registered capital of Sohu Internet was $14.9 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

k)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and is engaged in value-added telecommunication services in the PRC. GoodFeel was acquired by the Company in 2004. As of March 31, 2011, the registered capital of GoodFeel was $1.2 million. Two employees of the Sohu Group, hold 58.1% and 41.9% interests, respectively, in this entity.

l)	High Century

High Century was incorporated in the PRC in 2001 and is engaged in investment holding in the PRC. As of March 31, 2011, the registered capital of High Century was $4.6 million. Dr. Zhang and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

m)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in October 2006. As of March 31, 2011, the registered capital of 21 East Beijing was $0.1 million. High Century holds a 100% interest in this entity.

n)	New 21 East

New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”) was incorporated in December 2007. As of March 31, 2011, the registered capital of New 21 East is $1.4 million. High Century holds a 70% interest in this entity.

11. Sohu.com Inc. Shareholders’ Equity

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

1) Sohu.com Inc. Share-based Awards

Sohu’s 2000 Stock Incentive Plan

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”) provided for the issuance of up to 9,500,000 shares of common stock, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. The maximum term of any issued stock right under the Sohu 2000 Stock Incentive Plan is ten years from the grant date. The Sohu 2000 Stock Incentive Plan expired on January 24, 2010 and a new plan (the Sohu 2010 Stock Incentive Plan discussed below) was adopted on July 2, 2010. As of the expiration date, 9,128,724 shares of common stock had been issued or were subject to issuance upon the vesting and exercise of share options or the vesting and settlement of restricted share units granted under the plan.

For the three months ended March 31, 2011 and 2010, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $3.2 million and $3.6 million, respectively.

i) Summary of share option activity

A summary of options activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2011	426	$16.56	3.55	$20,017
Exercised	(75)	16.14
Forfeited or expired	0

Outstanding at March 31, 2011	351	16.65	3.28	25,314

Vested at March 31, 2011	351	16.65	3.28	25,314

Exercisable at March 31, 2011	351	16.65	3.28	25,314

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $89.36 on March 31, 2011 and the exercise price of share options. The total intrinsic value of share options exercised for the three months ended March 31, 2011 was $5.2 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three months ended March 31, 2011 and 2010, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three months ended March 31, 2011 and 2010, total cash received from the exercise of share options amounted to $1.2 million and $0.3 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2011 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	706	$59.69
Granted	0
Vested	(196)	54.58
Forfeited	(10)	61.27

Unvested at March 31, 2011	500	61.66

Expected to vest thereafter	371	61.65

For the three months ended March 31, 2011 and 2010, total share-based compensation expense recognized for restricted share units was $3.2 million and $3.6 million, respectively.

As of March 31, 2011, there was $14.3 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.1 years. The total fair value on their respective vesting dates of restricted share units vested during the three month ended March 31, 2011 and 2010 was $13.9 million and $1.8 million.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu’s 2010 Stock Incentive Plan (the “Sohu 2010 Stock Incentive Plan”), which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of March 31, 2011, 1,472,775 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share units activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2011 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	20	$70.88
Granted	7	64.19
Vested	0
Forfeited	0

Unvested at March 31, 2011	27	69.10

Expected to vest thereafter	22	68.67

For the three months ended March 31, 2011, total share-based compensation expense recognized for restricted share units was $0.3 million.

As of March 31, 2011, there was $1.4 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.1 years.

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

Through March 31, 2011, Changyou has granted under the Changyou 2008 Share Incentive Plan 13,000,000 Class B ordinary shares and 2,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,545,200 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees.

For the three months ended March 31, 2011 and 2010, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.7 million and $2.9 million, respectively.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the three months ended March 31, 2011 is presented below:

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	4,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at March 31, 2011	2,000	1.36

Expected to vest thereafter	2,000	1.36

For the three months ended March 31, 2011 and 2010, total share-based compensation expense recognized for the above–mentioned Class B restricted ordinary shares was $0.2 million and $0.3 million, respectively.

As of March 31, 2011, there was $0.4 million of unrecognized compensation expense related to the unvested Class B restricted ordinary shares. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three months ended March 31, 2011 and 2010 was $39.7 million and $32.7 million.

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

A summary of activity for the above Class B restricted share units as of and for the three months ended March 31, 2011 is presented below:

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	1,320	$1.98
Granted	0
Vested	(660)	1.98
Forfeited	0

Unvested at March 31, 2011	660	1.98

Expected to vest thereafter	660	1.98

For the three months ended March 31, 2011 and 2010, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.1 million and $0.3 million.

As of March 31, 2011, there was $0.3 million of unrecognized share-based compensation expense related to the unvested Class B restricted share units. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three months ended March 31, 2011 and 2010 was $13.1 million and $11.2 million.

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

A summary of activity for the Class A restricted share units as of and for the three months ended March 31, 2011 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	282	$8.00
Granted	0
Vested	0
Forfeited	0

Unvested at March 31, 2011	282	8.00

Expected to vest thereafter	254	8.00

For the three months ended March 31, 2011 and 2010, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.2 million and $0.4 million.

As of March 31, 2011, there was $0.7 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates during the three months ended March 31, 2011 and 2010 was both nil.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

i) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

As of March 31, 2011, Changyou had granted an aggregate of 1,289,200 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the three months ended March 31, 2011 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	925	$12.54
Granted	62	17.19
Vested	(1)	16.34
Forfeited	0

Unvested at March 31, 2011	986	12.83

Expected to vest thereafter	978	12.79

For the three months ended March 31, 2011 and 2010, total share-based compensation expense recognized for the above 1,289,200 Class A restricted share units was $1.1 million and $1.9 million.

As of March 31, 2011, there was $4.5 million of unrecognized compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested during the three months ended March 31, 2011 and 2010 was $17,000 and nil.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

ii) Share-based Awards to Sohu Employees

As of March 31, 2011, Changyou had granted an aggregate of 60,000 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to certain Sohu employees for their involvement in the provision of certain online game links and advertising services to Changyou on Sohu’s websites, including the 17173.com website, under a Marketing Service Agreement between Changyou and Sohu. These Class A restricted share units are subject to vesting over a four-year period commencing on the grant date. The Company accounted for the Class A restricted share units granted by Changyou to Sohu’s employees as share awards granted by Sohu to its employees. When preparing the Company’s consolidated financial statements, share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period and the fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	40	$18.00
Granted	20	17.19
Vested	0
Forfeited	0

Unvested at March 31, 2011	60	17.73

Expected to vest thereafter	60	17.73

For the three months ended March 31, 2011, total share-based compensation expense recognized for the above 60,000 Class A restricted share units was $92,466.

As of March 31, 2011, there was $0.9 million of unrecognized compensation expense related to the unvested Class A restricted share units.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of March 31, 2011, no share rights had been issued under this Plan.

Share-based Awards to Sohu management

Under an arrangement approved by Sohu and Sogou’s Board of Directors in March 2011, Sohu has the right to provide to members of Sohu’s executive management the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares currently held by Sohu and 3,200,000 are Sogou ordinary shares to be newly-issued by Sogou to Sohu for a price of $0.625 per share, or a total of $2 million. As of March 31, 2011, no share rights had been issued under this arrangement.

12. Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Company which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations, based on their share of the economic interests in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with its changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income/loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with these shareholders’ original investments in Series A Preferred Shares, is accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as its redemption is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring. See Note 3 - Sogou Transaction.

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

Noncontrolling Interest in the Consolidated Statements of Operations

For the three months ended March 31, 2011, net income attributable to the noncontrolling interest in the consolidated statements of operations was $10.4 million, compared with $11.1 million for the three months ended March 31, 2010.

	Three Months Ended March 31,
	2011 (in thousands)	2010 (in thousands)
Changyou	$15,907	$11,157
Sogou	(5,335)	0
Others	(210)	(27)

Total	$10,362	$11,130

Noncontrolling Interest of Changyou

For the three months ended March 31, 2011 and 2010, $15.9 million and $11.2 million, respectively, net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing an economic interest of approximately 30% in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended March 31, 2011, $5.3 million net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing Sogou’s net loss attributable to shareholders other than Sohu.

Noncontrolling Interest in the Consolidated Balance Sheets

As of March 31, 2011 and December 31, 2010, noncontrolling interest in the consolidated balance sheets was $200.5 million and $178.4 million, respectively.

	As of
	March 31 2011 (in thousands)	December 31, 2010 (in thousands)
Changyou	$157,243	$130,283
Sogou	41,429	47,196
Others	1,839	963

Total	$200,511	$178,442

Noncontrolling Interest of Changyou

As of March 31, 2011 and December 31, 2010, $157.2 million and $130.3 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing an economic interest of approximately 30% in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of March 31, 2011 and December 31, 2010, $41.4 million and $47.2 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, along with these shareholders’ original investments in the Series A Preferred Shares issued by Sogou.

13. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted for two factors as following:

(1)	Difference between Changyou’s net income attributable to Sohu determined by:

i)	the percentage of the total economic interest in Changyou held by Sohu, which was approximately 70% for the first quarter of 2011, and

ii)	the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, which was approximately 66% for the first quarter of 2011.

In the calculation of Sohu’s diluted net income per share, the percentage of 66% was calculated by treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of weighted average number of shares held by Sohu in Changyou to decrease from 70% to 66%. As a result, Changyou’s net income attributable to Sohu on a diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

(2)	Difference between Sogou’s net income/loss attributable to Sohu determined by:

i)	the Sogou Series A Terms and the terms of Sogou’s restructuring, and

ii)	the percentage of the weighted average number of Sogou shares held by Sohu to the weighted average number of Sogou ordinary shares and shares issuable upon the conversion of convertible preferred shares under the if-converted method, which was approximately 36% for the first quarter of 2011.

In the calculation of Sohu’s diluted net income per share, assuming a dilutive effect, the percentage of 36% was calculated by treating the convertible preferred shares issued by Sogou as having been converted at the beginning of the period. The above difference is presented as “incremental dilution from Sogou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to Sohu.com Inc., basic	$44,807	$30,191
Effect of dilutive securities:
Incremental dilution from Changyou	(2,061)	(2,264)
Incremental dilution from Sogou	(3,410)	0

Net income attributable to Sohu.com Inc., diluted	$39,336	$27,927

Denominator:
Weighted average basic common shares outstanding	38,193	37,778
Effect of dilutive securities:
Share options and restricted share units	574	665

Weighted average diluted common shares outstanding	38,767	38,443

Basic net income per share attributable to Sohu.com Inc.	$1.17	$0.80

Diluted net income per share attributable to Sohu.com Inc.	$1.01	$0.73

14. Subsequent Events

Sogou related

On April 1, 2011, Sogou issued 18,930,500 options for the purchase of ordinary shares under its 2010 Share Incentive Plan to its management and key employees. On the same day, Sohu issued to its executive management 3,493,000 options for the purchase from Sohu of ordinary shares of Sogou currently held by Sohu.

On April 14, 2011, Sohu purchased 3,200,000 Sogou’s newly issued shares at a price of $0.625 per share, or a total of $2 million.

After the above transactions, Sohu’s shareholding percentage in Sogou was 53% on a fully-diluted basis, and Sohu remained as Sogou’s majority shareholder.

Changyou related

In April 2011, Changyou had entered into a definitive agreement to acquire 68.258% of the equity of Shenzhen 7Road Technology Co., Ltd. and its affiliates (“7Road”) for fixed cash consideration of approximately $68.26 million, plus additional variable cash consideration of up to a maximum of $32.76 million that is contingent upon the achievement of specified performance milestones through December 31, 2012. 7Road is primarily engaged in web-based game development and operation in China. The purpose of the acquisition was to accelerate Changyou’s position in China’s online games industry and add a new category of games to Changyou’s growing product portfolio.

Following the completion of the transaction, Changyou will hold 68.258% of the equity in 7Road, and will commence consolidating it in its financial statements.

Others

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

15. Recently Issued Accounting Pronouncements

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Kylie Enterprises Limited, All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Wuxi Sohu New Momentum Information Investment Co., Ltd. (“Wuxi Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), New 21 East Art Development (Beijing) Co., Ltd. (“New 21 East”), Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com India Private Limited (“Changyou India”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Changyou.com Korea Limited (“Changyou Korea”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Our Business

Our businesses mainly consist of online brand advertising business, online game business (conducted via Changyou.com Limited, “Changyou”), sponsored search business (conducted via Sogou Inc. “Sogou”), wireless business and others business, among which online brand advertising and online game are our two core businesses.

Starting from 2003, our online game business has developed from nascency to become one of the top massively multi-player online role-playing game (“MMORPG”) operators in China. Its success was further endorsed by the carve-out and initial public offering of our MMORPG subsidiary Changyou (NASDAQ: CYOU) in April 2009. The successful initial public offering has provided Changyou with the platform and resources to become a leading company in the MMORPG industry, and has enabled Changyou to compete head to head with first tier game companies. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interests reflecting shares held by shareholders other than Sohu. During the first quarter of 2011, treating all existing restricted shares as vested and restricted share units as vested and settled, Sohu owned approximately 66% of the economic interest in Changyou, with the remaining 34% of the economic interest in Changyou owned by Changyou’s shareholders other than Sohu.

Online Brand Advertising Business

Our online brand advertising business, offers various products and services (such as free of charge premier content, interactive community, and other competitive Internet services) to our users, and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	17173.com, a leading game information portal;

•	focus.cn, a top real estate website; and

•	chinaren.com, a leading online alumni club.

Online brand advertising services provide advertisements on our portal websites to companies seeking to increase their brand awareness online.

Online Game Business

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of one of our games, Tian Long Ba Bu (“TLBB”). TLBB, which was launched in May 2007, received an award as one of the “Most Liked Online Games by Game Players” at the China Digital Entertainment Expo and Conference, or China Joy, for three consecutive years from 2008 to 2010 and was ranked as one of the world’s five most profitable online games in 2009 by Forbes magazine. Changyou engages in the development, operation and licensing of our MMORPGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. Changyou currently operates seven MMORPGs, including the in-house developed TLBB, and the licensed Blade Online (“BO”), Blade Hero 2 (“BH2”), Da Hua Shui Hu (“DHSH”), Zhong Hua Ying Xiong (“ZHYX”), Immortal Faith (“IF”) and San Jie Qi Yuan (“SJQY”). As of March 31, 2011, Changyou’s games in China had approximately 116.5 million aggregate registered accounts. For the three months ended March 31, 2011, Changyou’s games in China had approximately 1.0 million aggregate peak concurrent users, 2.9 million aggregate active paying accounts and average revenue per active paying account of RMB210.

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

Sponsored Search Business

Our sponsored search business is conducted through Sohu’s online search subsidiary Sogou Inc. (“Sogou”) via Sogou.com, an interactive proprietary search engine. Sponsored search services provide customers, especially small and medium-sized enterprises, with pay-for-click services, priority placements in our search directory, and online marketing services on Sogou Start-up Page, the default homepage of Sogou browser.

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

Wireless Business

Our wireless business offers value-added services (such as news, weather forecasts, chatting, entertainment information and mobile phone ringtone and logo downloads) to mobile phone users.

Others Business

Our others business includes offering cinema advertisement slots to be shown in theaters before the screening of movies, which is a new business of Sohu Group from Changyou’s acquisition of Shanghai Jingmao and its affiliate; sales of software to third parties; provision of applications service provider (“ASP”) services; and website construction and maintenance.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the basis of consolidation, the revenue recognition, the share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, determination of fair value of financial instruments, determination of net accounts receivable, determination of fair value of identifiable assets and liabilities acquired through business combination, accounting for investment in debt securities, assessment of impairment for long-lived assets and goodwill, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Online Brand Advertising Revenues

Online brand advertising revenues are recognized after deducting agent rebates and applicable business tax and related surcharges.

For online brand advertising revenues, a contract is signed to establish the fixed price and advertising services to be provided. Based on the contracts, we provide advertisement placements on our different website channels and/or in different formats, including but not limited to banners, links, logos, buttons, rich media and content integration.

For online brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the customer to assess the collectability of the contract. For those contracts for which the collectability was assessed as reasonably assured, we recognize revenue ratably over the period during which the advertising services were provided and when all revenue recognition criteria were met. For those contracts for which the collectability was assessed as not reasonably assured, we recognize revenue only when the cash was received and all other revenue recognition criteria were met.

Before 2011, we treated all elements of advertising contracts as a single unit of accounting for revenue recognition purpose. In accordance with ASU No.2009 -13 Revenue Recognition - Multiple-Deliverable Revenue Arrangements (“ASU No.2009 -13”), on January 1, 2011, we began to treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, we allocate the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling price according to the selling price hierarchy established by ASU No.2009 -13. We use (a) vendor-specific objective evidence of selling price, if it exists, otherwise, (b) third -party evidence of selling price. If neither (a) nor (b) exists, we will use (c) the management’s best estimate of the selling price for that deliverable.

Sponsorship services, which is a type of online brand advertising services, is similar to other online brand advertising services, but generally involves larger amounts and longer contract periods. Sponsorship services may allow advertisers to sponsor a particular area on our websites, and may include brand affiliation services and/or a larger volume of services, and may require some exclusivity or premier placements. Sponsorship services advertisement revenues are normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Online Game Revenues

Game Operation Revenues

We earn revenues from our current MMORPG operations by providing online services to game players pursuant to the item-based revenue model. Under the item-based revenue model, game players play games free of charge and are charged for purchases of virtual items.

Under the item-based revenue model, proceeds received from sales of prepaid cards are initially recorded as receipts in advance. Proceeds from sale of prepaid cards to distributors are deferred when received and, revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. The revenues are recorded net of business tax and related surcharges, sales discounts and rebates to our distributors.

Under the item-based revenue model, game players can access our games free of charge, but may purchase consumable virtual items, including those with a predetermined expiration time, such as three months, or perpetual items, such as certain costumes that stay bound to a game player for the life of the game. Revenues in relation to consumable virtual items are recognized as they are consumed, as our services in connection with these items have been fully rendered to our game players as of that time. Revenues in relation to perpetual virtual items are recognized over their estimated lives. We will provide continual online game services in connection with these perpetual virtual items until they are no longer used by our game players. We have considered the average period that game players typically play our games and other game player behavior patterns to arrive at our best estimates for the lives of these perpetual virtual items. We have also considered that the estimated lives of perpetual virtual items may be affected by various factors, including the acceptance and popularity of expansion packs, promotional events launched and market conditions. However, given the relatively short operating history of our games, and of our most popular game TLBB in particular, our estimate of the period that game players typically play our games may not accurately reflect the estimated lives of the perpetual virtual items. We have adopted a policy of assessing the estimated lives of perpetual virtual items on a quarterly basis. All paying users’ data collected since the launch of the games are used to perform the relevant assessments. Historical behavior patterns of these paying users during the period between their first log-on date and last log-on date are used to estimate the lives of perpetual virtual items. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods become longer and we continue to gain more operating history and data. Any adjustments arising from changes in the estimates of the lives of perpetual virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Any changes in our estimate of lives of perpetual virtual items may result in our revenues being recognized on a basis different from prior periods and may cause our operating results to fluctuate.

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

Sponsored Search Revenues

Sponsored search services mainly include pay-for-click services, priority placement services, and online marketing services on Sogou Start-up Page. Pay-for-click services mainly consist of displaying the text-based links of our advertisers on our websites and our website Alliance network. The priority placement services are placed in our search directory and are normally provided for a fixed fee over the service period of the contracts. Online marketing services mainly consist of displaying the links to our advertisers’ websites on Sogou Start-up Page. Sponsored search contracts are normally for relatively small amounts and are signed with small and medium-sized enterprises.

Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. Revenue for priority placement services is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenue for online marketing services on Sogou Start-up Page is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Wireless Revenues

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

Wireless service fees are charged on a monthly or per message/download basis. Due to technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate”, which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, we rely on China mobile network operators to provide us billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not provided us the monthly billing confirmations, we use the information generated from our internal system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When we later receive the actual billing confirmation, we then record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates, the differences between the actual facts and our estimates may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended March 31, 2011, 75% of our estimated wireless revenues were confirmed by the monthly billing confirmations received from China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to us.

Our management must determine whether to record our wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factors being whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction and the specific requirements of each contract. Currently, a majority of our wireless revenues are recorded on a gross basis, as we have the primary responsibility for fulfillment and acceptability of the wireless services. To the extent we are acting as a principal in a transaction, we report as revenue payments received on a gross basis, and report as costs of revenue amounts attributable to services provided by China mobile network operators and other vendors. To the extent we are acting as an agent in a transaction, we report on a net basis as revenue payments received. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement.

Others Revenues

Other revenues are primarily generated from cinema advertisements, sales of software to third parties, provision of ASP services, and website construction and maintenance.

For cinema advertising revenues, a contract is signed to establish the fixed price and advertising services to be provided. Based on the contracts, we provide advertisement placement on advertising slots to be shown in theatres before the screening of movies. The rights to place advertisements in such advertising slots were granted under contracts with different theatres and film production companies.

Revenue from the cinema advertising is recognized when all the recognition criteria are met. Depending on the terms of a customer contract, fees for services performed can be recognized according to two principal methods: proportional performance or straight line.

(1)	Fees are generally recognized as earned based on the proportional performance method of revenue recognition in situations where our fee is earned on a per advertising slot placement basis or where our fee is reconcilable to the number of advertising slots to be shown as detailed in the customer contracts.

(2)	Fees are recognized on a straight line basis over the contract period when the advertising service is provided essentially on a pro-rata basis during the contract period.

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

Uncertain Tax Positions

In order to assess uncertain tax positions, we apply a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

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

Noncontrolling Interest for Sogou

To reflect the economic interest in Sogou held by noncontrolling shareholders, Sogou’s net income/loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with these shareholders’ original investments in Series A Preferred Shares, is accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as its redemption is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring.

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

Level 2 - include other inputs that are directly or indirectly observable in the market place.

Level 3 - unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects our best estimate of the amounts that will not be collected. We make estimations of the collectability of accounts receivable. In estimating the general allowance, many factors are considered, including but not limited to reviewing delinquent accounts receivable, performing aging analysis and customer credit analysis, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of our customers or mobile network operators deteriorate or China mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to us.

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

Fixed Assets

Fixed assets mainly comprise computer equipment and hardware, office building, leasehold improvements, vehicles and office furniture. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Intangible Assets

Intangible assets primarily comprise content and license, purchased copyrights, domain names, trademarks, marketing rights, operating rights of licensed games, computer software purchased from unrelated third parties and developed technologies. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives.

Prepaid non-current Assets

Prepaid non-current assets primarily include prepayments for the office buildings to be built as Sohu’s and Changyou’s headquarters before they were recognized as fixed assets.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in our subsidiaries and VIEs. Goodwill is not depreciated or amortized but is tested for impairment at reporting unit level (business segment) on an annual basis, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying value. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgments in estimating the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

Foreign Currency Translation

Assets and liabilities of our China-based subsidiaries and VIEs (not including Wuxi Sohu New Momentum), the United Kingdom, Malaysia and Korea are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

In 2010, in order to better present operating results of sponsored search business after the restructuring, we reclassified certain revenues and cost of revenues from sponsored search segment to others segment. To conform to current period presentations, the relevant amounts for prior periods have been reclassified.

REVENUES

The following table presents our revenues by revenue source and by proportion for the periods indicated:

	Three Months Ended March 31,
	2011		2010		2011 VS 2010
	(in thousands, except percentages)
Revenues:
Online brand advertising	$57,153	33%	$39,512	31%	$17,641
Online game	94,930	54%	72,072	56%	22,858
Sponsored search	7,979	5%	2,824	2%	5,155
Wireless	11,704	7%	13,288	10%	(1,584)
Others	2,603	1%	1,758	1%	845

Total revenues	$174,369	100%	$129,454	100%	$44,915

Total revenues were $174.4 million for the three months ended March 31, 2011, compared to $129.5 million for the three months ended March 31, 2010. The year-on-year increase in total revenues for the first quarter of 2011 was $44.9 million. The increase was mainly attributable to online game revenues and online brand advertising revenues.

Online Brand Advertising Revenues

Online brand advertising revenues were $57.1 million for the three months ended March 31, 2011, compared to $39.5 million for the three months ended March 31, 2010. The year-on-year increase in online brand advertising revenues for the first quarter of 2011 was $17.6 million. The increase was mainly due to increased advertising dollars from existing advertisers and an increased number of advertisers.

We expect online brand advertising revenues to increase in the second quarter of 2011, compared to the first quarter of 2011.

Online Game Revenues

Online game revenues were $94.9 million for the three months ended March 31, 2011, compared to $72.1 million for the three months ended March 31, 2010. The year-on-year increase in online game revenues for the first quarter of 2011 was $22.8 million. The increase was mainly due to increased popularity of our flagship game, TLBB.

We expect online game revenues to increase in the second quarter of 2011, compared to the first quarter of 2011.

Revenue Sources

The following table sets forth the revenues generated from our game operations in mainland China and overseas licensing (in thousands):

	Three Months Ended March 31,
	2011	2010

Online game revenues:
Game operations revenues	$92,936	$70,202
Overseas licensing revenues	1,994	1,870

Total online game revenues	$94,930	$72,072

Game Operations Revenues

Our current seven MMORPGs in China, TLBB, BO, BH2, DHSH, ZHYX, IF and SJQY, are free for game players to play. These seven MMORPGs generate revenues using the item-based revenue model through the sale of virtual items, which enhance the game-playing experience. Game players can purchase virtual items, such as gems, pets, fashion items, magic medicine, riding animals, hierograms, materials, skill books and fireworks by purchasing prepaid game cards or game points.

Overseas Licensing Revenues

We began licensing our game TLBB to operators outside of China in 2007. We began generating overseas licensing revenues from TLBB in Thailand in September 2010, in Malaysia and Singapore in April 2009, in Taiwan and Hong Kong in April 2008, and in Vietnam in August 2007. The licenses are for terms of either two years or three years and are eligible for renew after expiration. Under our licensing arrangements, the licensee operators pay us an initial license fee and ongoing royalties based on a percentage of revenues generated by them over the term of the license period.

Our overseas licensing revenues were $2.0 million for the three months ended March 31, 2011, compared to $1.9 million for the three months ended March 31, 2010.

Revenue Collection

Game Operations

We sell virtual and physical prepaid game cards to regional distributors, who in turn sub-distribute to retail outlets, including Internet cafés, various websites, newsstands, software stores, bookstores and retail stores. We typically collect payment from our distributors upon delivery of our prepaid game cards, but only recognize revenues as the virtual items are consumed. We generally offer a sales discount to our prepaid game card distributors based on the popularity of our games. In 2008, we offered an initial sales discount at the rate of 15.0%, which has decreased to the current rate of 10.0%, effective as of January 2011. In addition, we offer a discount of 5.0% to our game players who directly purchase virtual prepaid game cards and game points from our online sales system. The sales discount represents the difference between the price at which we sell prepaid game cards to distributors or game players, as the case may be, and the face value of the prepaid game cards or the equivalent of game points.

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

The current total discount and rebate rate we typically offer to all of our prepaid game card distributors is approximately 7.0% to 9.0% of the face value of our prepaid game cards. The total discount and transaction costs associated with game players’ use of third-party payment platforms is 5.1% to 5.5% of the face value of the virtual prepaid game cards or the equivalent of game points purchased.

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

Revenue Recognition

Game Operations

Proceeds received from sales of prepaid game cards form the basis of our revenues and are recorded initially as receipts in advance. Upon activation of the prepaid game cards, proceeds are transferred from receipts in advance to deferred revenues. Proceeds received from online sales of game points directly to game players are recorded as deferred revenues. As of March 31, 2011, we had receipts in advance from distributors and deferred revenues from our game operations of $37.0 million, compared to $33.8 million as of December 31, 2010.

We recognize revenues when virtual items purchased by game players are consumed. For consumable virtual items, including those with a predetermined expiration time, revenues are recognized as they are consumed, and for perpetual virtual items, revenues are recognized over their estimated lives. In addition, prepaid game cards will expire two years after the date of card production if they have never been activated. The proceeds from the expired game cards are recognized as revenues upon expiration of the cards. In contrast, once the prepaid game cards are activated and credited to a game player’s account, they will not expire as long as the game account remains active. We are entitled to close a game player’s account if it has been inactive for a period of 180 consecutive days. The unused balances in an inactive game player’s account are recognized as revenues when the account is closed. For the three months ended March 31, 2011, the revenue from expired game cards and inactive game players’ accounts was $0.2 million.

Overseas Licensing

For the initial license fees receivable under our overseas licensing agreements, we recognize revenues ratably over the remaining license period, during which we are obligated to provide post-sales services such as technical support and provision of updates or upgrades to the licensed games. Unrecognized initial license fees received are recorded as deferred revenues. As of March 31, 2011, such deferred revenues were $0.4 million, compared to $0.7 million as of December 31, 2010. With respect to the ongoing revenue-based royalties, we recognize revenues when the revenue-based royalties are earned under the terms of the overseas licensing agreements, and the collection of such royalties is probable.

Sponsored Search Revenues

Sponsored search services primarily include pay-for-click services, priority placements in our search directory, and online marketing services on Sogou Start-up Page. Revenues from pay-for-click services accounted for approximately 82% of the total sponsored search revenues for the first quarter of 2011, compared to 75% for the first quarter of 2010.

Sponsored search revenues were $8.0 million for the three months ended March 31, 2011, compared to $2.8 million for the three months ended March 31, 2010. The year-on-year increase in sponsored search revenues for the first quarter of 2011 was $5.2 million. The increase in sponsored search revenues mainly arose from pay-for-click services and online marketing services on Sogou Start-up Page.

We expect sponsored search revenues to increase in the second quarter of 2011, compared to the first quarter of 2011.

Wireless Revenues

Wireless revenues were $11.7 million for the three months ended March 31, 2011, compared to $13.3 million for the three months ended March 31, 2010.

We expect wireless revenues to steadily increase in the second quarter of 2011 compared to the first quarter of 2011.

Others Revenues

Revenues for other services were $2.6 million for the three months ended March 31, 2011, compared to $1.8 million for the three months ended March 31, 2010. The increase in other revenues mainly arose from the cinema advertisement business.

COSTS AND EXPENSES

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010		2011 VS 2010

Cost of revenues:
Online brand advertising	$22,445	49%	$17,283	53%	$5,162
Online game	8,968	19%	5,384	16%	3,584
Sponsored search	4,877	11%	2,753	8%	2,124
Wireless	6,892	15%	6,911	21%	(19)
Others	2,670	6%	495	2%	2,175

Total cost of revenues	$45,852	100%	$32,826	100%	$13,026

Total cost of revenues was $45.9 million for the three months ended March 31, 2011, compared to $32.8 million for the three months ended March 31, 2010. The year-on-year increase in total cost of revenues for the first quarter of 2011 was $13.1 million. The increase was mainly attributable to increased cost of online brand advertising revenues and increased cost of online game revenues.

Cost of Online Brand Advertising Revenues

Cost of online brand advertising revenues includes salary and benefits expenses, amortization of purchased copyrights, depreciation expenses, content and license costs, bandwidth leasing costs and revenue sharing payments.

Amortization of purchased copyrights is related to titles to movies and television series acquired from external parties. We amortize purchased copyrights over the shorter of the term of the applicable licensing period or the estimated period over which the benefits of the licensing contract will be enjoyed.

Cost of online brand advertising revenues was $22.4 million for the three months ended March 31, 2011, compared to $17.3 million for the three months ended March 31, 2010. The year-on-year increase in cost of online brand advertising revenues for the first quarter of 2011 was $5.1 million. The increase was primarily attributable to investment in our video business.

Our online brand advertising gross margin was 61% and 56% for the three months ended March 31, 2011 and 2010, respectively. The increase in our online brand advertising gross margin was due to the growth in online brand advertising revenues having been faster than the increase in cost of online brand advertising revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-based royalty payments to the game developers, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, PRC business tax and value-added tax (“VAT”) arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of online game revenues was $9.0 million for the three months ended March 31, 2011, compared to $5.4 million for the three months ended March 31, 2011. The year-on-year increase in cost of online game revenues for the first quarter of 2011 was $3.6 million.

The increase mainly consisted of a $1.2 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce, a $1.1 million increase in revenue-based royalty payments to the game developers, a $0.7 million increase in bandwidth leasing costs and a $0.5 million increase in depreciation expenses.

Our online game gross margin was 91% and 93%, respectively, for the three months ended March 31, 2011 and 2010.

Cost of Sponsored Search Revenues

Cost of sponsored search revenues mainly consists of depreciation expenses, bandwidth leasing costs, payments to our website Alliance and salary and benefits expenses.

Cost of sponsored search revenues was $4.9 million for the three months ended March 31, 2011, compared to $2.8 million for the three months ended March 31, 2010. The year-on-year increase in cost of sponsored search revenues for the first quarter of 2011 was $2.1 million.

The increase mainly consisted of a $1.4 million increase in payments to our website Alliance.

Cost of Wireless Revenues

Cost of wireless revenues consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues were both $6.9 million for the three months ended March 31, 2011 and 2010.

The collection and transmission charges vary among the mobile network operators. The collection charges and transmission fees mainly include (1) a gateway fee of $0.005 to $0.03 per message in the first quarter of 2011, and $0.003 to $0.029 per message in the first quarter of 2010, depending on the volume of the monthly total wireless messages, and (2) a collection fee of 15% to 87% of total fees collected by the mobile network operators from mobile phone users (with the residual paid to us) in the first quarter of 2011, compared to 15% to 75% in the first quarter of 2010.

Our wireless gross margin was 41% and 48%, respectively, for the three months ended March 31, 2011 and 2010.

The decrease was due to wireless revenue having decreased in 2011 while the cost of revenue remained unchanged from 2010.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payment to cinemas or cinema circuits for pre-filming advertisement slots; personnel and other expenses in connection with sales of software, provision of ASP services and construction and maintenance of websites.

Cost of revenues for other services was $2.7 million for the three months ended March 31, 2011, compared to $0.5 million for the three months ended March 31, 2010. The year-on-year increase in cost of others revenues for the first quarter of 2011 was $2.2 million. The increase was mainly attributable to costs for our cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010		2011 VS 2010
Operating expenses:
Product development	$22,782	35%	$15,518	32%	$7,264
Sales and marketing	30,177	46%	23,009	47%	7,168
General and administrative	11,998	18%	9,883	20%	2,115
Amortization of intangible assets	192	1%	108	1%	84

Total operating expenses	$65,149	100%	$48,518	100%	$16,631

Total operating expenses were $65.1 million for the three months ended March 31, 2011, compared to $48.5 million for the three months ended March 31, 2010. The year-on-year increase in total operating expenses for the first quarter of 2011 was $16.6 million. The increase was mainly attributable to increases in product development expenses and sales and marketing expenses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for the enhancement to and maintenance of our websites as well as costs associated with new product development and enhancement for existing products and services.

Product development expenses were $22.8 million for the three months ended March 31, 2011, compared to $15.5 million for the three months ended March 31, 2010. The year-on-year increase in product development expenses for the first quarter of 2011 was $7.3 million.

The increase mainly consisted of a $5.6 million increase in salary and benefits expenses, a $0.9 million increase in content and license expenses, and a $0.6 million increase in depreciation expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Sales and marketing expenses were $30.2 million for the three months ended March 31, 2011, compared to $23.0 million for the three months ended March 31, 2010. The year-on-year increase in sales and marketing expenses for the first quarter of 2011 was $7.2 million.

The increase mainly consisted of a $3.9 million increase in salary and benefits expenses, a $0.7 million increase in advertising and promotional expenditures, a $0.6 million increase in travel expenses, a $0.5 million increase in office expenses, and a $0.4 million increase in facilities expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses and professional service fees.

General and administrative expenses were $12.0 million for the three months ended March 31, 2011, compared to $9.9 million for the three months ended March 31, 2010. The year-on-year increase in general and administrative expenses for the first quarter of 2011 was $2.1 million.

The increase mainly consisted of a $0.8 million increase in professional service fees, a $0.7 million increase in travel expenses and a $0.6 million increase in salary and benefits expenses.

Amortization of Intangible Assets

Amortization of intangible assets mainly related to the acquisitions of the 17173.com, Focus.cn, GoodFeel and Go2Map.

Amortization of intangible assets was $0.2 million for the three months ended March 31, 2011, compared to $0.1 million for the three months ended March 31, 2010.

Share-based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors. As of March 31, 2011, no share-based awards had been granted by Sogou; therefore no share-based compensation expense was recognized under the Sogou 2010 Share Incentive Plan.

Share-based compensation expense was recognized in costs and/or expenses for the three months ended March 31, 2011 and March 31, 2010, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2011	2010
Cost of revenues	$735	$1,035
Product development expenses	1,772	2,445
Sales and marketing expenses	1,089	955
General and administrative expenses	1,672	2,093

	$5,268	$6,528

Share-based compensation expense recognized for share-based awards granted by Sohu and Changyou, respectively, was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2011	2010
For share awards granted by Sohu.com Inc.	$3,535	$3,585
For share awards granted by Changyou.com Limited	1,733	2,943

	$5,268	$6,528

For share options granted by Sohu, as of March 31, 2011 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For restricted share units granted by Sohu, as of March 31, 2011 there was $15.7 million of related unrecognized compensation expense.

For share-based awards granted by Changyou, as of March 31, 2011, there was $6.7 million of unrecognized compensation expense.

Operating Profit

As a result of the foregoing, our operating profit was $63.4 million for the three months ended March 31, 2011, compared to $48.1 million for the three months ended March 31, 2010.

Other Income (Expense)

Other income was $510,000 for the three months ended March 31, 2011, compared to other expense of $25,000 for the three months ended March 31, 2010.

Interest Income and Exchange Difference

Interest income and exchange difference was $2.3 million for the three months ended March 31, 2011, comprising interest income of $2.7 million, offset by exchange loss of $0.4 million, compared to $1.2 million for the three months ended March 31, 2010, mainly consisting of interest income.

Income Tax Expense

Income tax expense was $11.0 million for the three months ended March 31, 2011, compared to $8.0 million for the three months ended March 31, 2010.

The year-on-year increase in income tax expense in the first quarter of 2011 was mainly due to a $2.8 million increase in income tax expense for online game business.

Net Income

For the three months ended March 31, 2011, we had net income of $55.2 million, including $9.0 million from online brand advertising, wireless and others segment, $52.9 million from game segment, and negative $6.7 million from sponsored search segment.

For the three months ended March 31, 2010, we had net income of $41.3 million, including $9.1 million from online brand advertising, wireless and others segment, $39.7 million from game segment, and negative $7.5 million from sponsored search segment.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $10.4 million for the three months ended March 31, 2011, compared to $11.1 million for the three months ended March 31, 2010.

The year-on-year decrease in net income attributable to noncontrolling interest for the first quarter of 2011 was mainly due to losses of Sogou and Focus Time.

We expect the noncontrolling interest recognized for Changyou to increase in the second quarter of 2011, compared to the first quarter of 2011, due to vesting of share-based awards as described in Note 11—Sohu.com Inc. Shareholders’ Equity—Changyou.com Limited Share-based Awards, as well as the increase in Changyou’s net income.

We expect the noncontrolling interest recognized for Sogou to remain at the same level in the second quarter of 2011, compared to the first quarter of 2011.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $44.8 million for the three months ended March 31, 2011, compared to $30.2 million for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, investment in debt securities, as well as the cash flows generated from our operations.

As of March 31, 2011, we had cash and cash equivalents and investment in debt securities of approximately $814.2 million. As of March 31, 2010, we had cash and cash equivalents of approximately $599.2 million. Cash equivalents primarily comprise time deposits.

On November 20, 2009, Sohu entered into an agreement to purchase an office building to be built in Beijing, which will serve as our headquarters, for a purchase price of approximately $110 million. On August 20, 2010, the purchase price was adjusted to $120 million to cover additional purchased floor area. As of March 31, 2011, $66 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $54 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

On August 23, 2010, Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $150 million. As of March 31, 2011, $60 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $90 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe we will continue to generate strong cash flow from our online brand advertising business and online game business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$72,355	$42,929
Net cash used in investing activities	(19,881)	(8,423)
Net cash provided by financing activities	2,333	783
Effect of exchange rate change on cash and cash equivalents	4,739	82

Net increase in cash and cash equivalents	59,546	35,371
Cash and cash equivalents at beginning of period	678,389	563,782

Cash and cash equivalents at end of period	$737,935	$599,153

Net Cash Provided by Operating Activities

For the three months ended March 31, 2011, $72.4 million net cash provided by operating activities was primarily attributable to our net income of $55.2 million, adjusted by non-cash items of share-based compensation expense of $5.3 million, depreciation and amortization of $12.3 million, loss from equity investment of $0.3 million and other miscellaneous non-cash expense of $0.5 million, offset by a decrease in cash from working capital items of $1.0 million and a decrease in cash of $0.2 million from excess tax benefits.

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

In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise affect cash flows.

Net Cash Used in Investing Activities

For the three months ended March 31, 2011, $19.9 million net cash used in investing activities was primarily attributable to $18.5 million used in acquiring fixed assets, intangible assets and prepaid non-current assets and $1.4 million used in business acquisitions and investing activities.

For the three months ended March 31, 2010, $8.4 million net cash used in investing activities was primarily attributable to a $7.2 million used in acquiring fixed assets , intangible assets and other assets and $1.2 million used in business acquisition.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2011, $2.3 million net cash provided by financing activities was primarily attributable to $1.2 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, $0.9 million from the proceeds of the noncontrolling shareholders of Focus Yiju and Focus Time, and $0.2 million excess tax benefits mentioned in above “Net Cash Provided by Operating Activities”.

For the three months ended March 31, 2010, $0.8 million net cash provided by financing activities was primarily attributable to to $0.3 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan and $0.5 million excess tax benefits mentioned in above “Net Cash Provided by Operating Activities”.

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

With respect to U.S. tax, as Sohu Group has two listed companies, Sohu.com Inc. and Changyou.com Limited, which are regarded as separate legal entities for U.S. tax purposes, certain transactions between these two companies as well as between their subsidiaries and VIEs might expose Sohu.com Inc. to 34% U.S. Corporate Income Tax. In addition, certain transactions of Changyou and its subsidiaries and VIEs (for example, investing in U.S. properties) might also expose Sohu.com Inc. to the risk that these transactions will be treated as taxable for U.S. tax purposes. Moreover, if Changyou pays dividends, Sohu.com Inc., as one of the shareholders of Changyou, might be subject to U.S. tax at 34% for the dividends received or, under certain circumstances, when Sohu sells Changyou American depositary shares (“ADSs”) originally held by Sohu at a price higher than its U.S. tax basis, a portion of the proceeds will be subject to U.S. tax at 34%. Furthermore, any dividends or any deemed dividends received by Sohu.com Inc. would be subject to U.S. Tax at 34%.

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

None

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

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the U.S. dollar. The exchange rate of the RMB against the U.S. dollar was adjusted to RMB8.11 per U.S. dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the U.S. dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued.

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. Shortly after this announcement, the center point of the currency’s official trading band broke through the 6.8 barrier to hit 6.7969 to the U.S. dollar; it broke through the 6.6 barrier to hit 6.5564 in March 2011; the appreciation is 3.7% in total, which is the highest center point of the past five years. As a result of the announcement, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2011, which consisted of cash and cash equivalents, investment in debt securities, account receivables, prepaid and other current assets, and current liabilities. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	217,787	516,771	1,670	1,707	737,935
Investment in debt securities	0	76,220	0	0	76,220
Account Receivables	1,224	67,316	12	116	68,668
Prepaid and other current assets	2,587	10,808	4	518	13,917
Current liabilities	9,915	220,890	162	143	231,110

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 5.0% in the first three months in 2011. This rate of inflation was the highest in the past two years, and there may be further inflation in the future, which could have a material adverse effect on our business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011.

ITEM 1A. RISK FACTORS

There are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011.

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

During the three months ended March 31, 2011, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2011

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended March 31, 2011

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010; (iv) Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.