Form 10-Q
period 2011-06-30
SOHU COM INC
filed 2011-08-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2011
Common stock, $.001 par value	38,306,145

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$718,055	$678,389
Short-term investments	16,070	0
Investment in debt securities	77,280	75,529
Accounts receivable, net	85,998	62,603
Prepaid and other current assets (including nil and $4,983, respectively, shareholder loan to an equity investee)	27,124	19,646

Total current assets	924,527	836,167

Fixed assets, net	134,297	120,627
Goodwill	176,562	67,761
Intangible assets, net	67,021	17,308
Prepaid non-current assets	151,412	137,999
Other assets	6,487	7,728

Total assets	$1,460,306	$1,187,590

LIABILITIES
Current liabilities:
Accounts payable	$25,177	$5,940
Accrued liabilities	75,923	65,229
Receipts in advance and deferred revenue	57,392	51,513
Accrued salary and benefits	39,210	35,409
Taxes payable	26,154	31,719
Other short-term liabilities	25,376	21,862
Contingent consideration	13,978	0

Total current liabilities	263,210	211,672

Long-term accounts payable	1,727	0
Deferred tax liabilities	4,718	0
Contingent consideration	15,646	1,359

Total long-term liabilities	22,091	1,359

Total liabilities	285,301	213,031

Commitments and contingencies
MEZZANINE EQUITY	53,577	0

SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,306 shares and 38,284 shares, respectively, issued and outstanding)	44	43
Additional paid-in capital	340,201	338,033
Treasury stock (5,389 shares)	(114,690)	(114,690)
Accumulated other comprehensive income	54,260	38,228
Retained earnings	623,575	534,503

Total Sohu.com Inc. shareholders’ equity	903,390	796,117
Noncontrolling interest	218,038	178,442

Total shareholders’ equity	1,121,428	974,559

Total liabilities, mezzanine equity and shareholders’ equity	$1,460,306	$1,187,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Online brand advertising	$67,728	$53,162	$124,881	$92,674
Online game	101,531	77,721	196,461	149,793
Sogou search and start-up page	13,613	3,872	21,592	6,696
Wireless	11,645	11,073	23,349	24,361
Others	4,188	269	6,791	2,027

Total revenues	198,705	146,097	373,074	275,551
Cost of revenues:
Online brand advertising	25,781	22,256	48,226	39,539
Online game	9,950	7,008	18,918	12,392
Sogou search and start-up page	6,104	3,343	10,981	6,096
Wireless	7,109	5,810	14,001	12,721
Others	4,220	504	6,890	999

Total cost of revenues	53,164	38,921	99,016	71,747

Gross profit	145,541	107,176	274,058	203,804

Operating expenses:
Product development	24,858	16,881	47,640	32,399
Sales and marketing	38,316	29,606	68,493	52,615
General and administrative	12,982	9,384	24,980	19,267
Amortization of intangible assets	597	139	789	247

Total operating expenses	76,753	56,010	141,902	104,528

Operating profit	68,788	51,166	132,156	99,276

Other income /(expense)	1,479	(330)	1,989	(355)
Interest income and exchange difference	1,621	958	3,914	2,157

Income before income tax expense	71,888	51,794	138,059	101,078
Income tax expense	10,281	6,329	21,283	14,292

Net income	61,607	45,465	116,776	86,786
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	361	0	361	0
Net income attributable to the noncontrolling interest shareholders	16,981	12,012	27,343	23,142

Net income attributable to Sohu.com Inc.	$44,265	$33,453	$89,072	$63,644

Basic net income per share attributable to Sohu.com Inc.	$1.16	$0.88	$2.33	$1.68

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,295	37,822	38,245	37,800

Diluted net income per share attributable to Sohu.com Inc.	$1.10	$0.82	$2.11	$1.54

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,860	38,289	38,814	38,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$116,776	$86,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,987	10,010
Share-based compensation expense	9,684	12,981
Amortization and impairment of intangible assets	14,872	1,139
Provision for allowance for doubtful accounts	300	301
Excess tax benefits from share-based payment arrangements	(1,107)	(1,155)
Fair value change in debt securities	(1,751)	0
Others	881	73
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(10,345)	(14,857)
Prepaid and other current assets	5,066	(6,886)
Accounts payable	4,491	2,795
Taxes payable	(6,527)	(2,175)
Accrued liabilities	2,693	8,130
Receipts in advance and deferred revenue	4,979	638
Other short-term liabilities	4,079	2,756

Net cash provided by operating activities	156,078	100,536
Cash flows from investing activities:
Purchase of fixed assets	(39,058)	(47,843)
Purchase of intangible and other assets	(21,923)	(4,394)
Purchase of short-term investments	(8,484)	0
Proceeds from maturities of short-term investments	10,340	0
Acquisitions, net of cash acquired	(69,175)	(13,321)
Other cash payments relating to investing activities	(2,787)	0

Net cash used in investing activities	(131,087)	(65,558)
Cash flows from financing activities:
Issuance of common stock	1,444	376
Cash contribution received from the noncontrolling interest shareholders	159	0
Excess tax benefits from share-based payment arrangements	1,107	1,155
Other cash payments relating to financing activities	0	(3,001)

Net cash provided by (used in) financing activities	2,710	(1,470)
Effect of exchange rate changes on cash and cash equivalents	11,965	1,815

Net increase in cash and cash equivalents	39,666	35,323
Cash and cash equivalents at beginning of period	678,389	563,782

Cash and cash equivalents at end of period	$718,055	$599,105

Supplemental schedule of non-cash investing activity:
Consideration payable for business acquisitions	28,983	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2011

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$974,559	$0	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442
Contribution received from the noncontrolling interest shareholders	159	0	0	0	0	0	0	159
Issuance of common stock	1,444	0	1	1,443	0	0	0	0
Share-based compensation expense	9,684	0	0	6,007	0	0	0	3,677
Settlement of share-based awards in subsidiary	0	0	0	(6,389)	0	0	0	6,389
Excess tax benefits from share-based awards	1,107	0	0	1,107	0	0	0	0
Comprehensive income:
Net income	116,415	116,415	0	0	0	0	89,072	27,343
Other comprehensive income:
Foreign currency translation adjustment	18,060	18,060	0	0	0	16,032	0	2,028

Total other comprehensive income	18,060	18,060

Total comprehensive income	134,475	134,475

Comprehensive income attributable to the noncontrolling interest shareholders		(29,371)

Comprehensive income attributable to Sohu.com Inc.		$105,104

Ending balance	$1,121,428		$44	$340,201	$(114,690)	$54,260	$623,575	$218,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2010

(In thousands)

			Sohu.com Inc. Shareholders’ Equity
	Total	Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$677,776	$0	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995
Issuance of common stock	376	0	0	376	0	0	0	0
Share-based compensation expense	12,981	0	0	7,028	0	0	0	5,953
Excess tax benefits from share-based awards	1,155	0	0	1,155	0	0	0	0
Comprehensive income:
Net income	86,786	86,786	0	0	0	0	63,644	23,142
Other comprehensive income:
Foreign currency translation adjustment	2,602	2,602	0	0	0	2,190	0	412

Total other comprehensive income	2,602	2,602

Total comprehensive income	89,388	89,388

Comprehensive income attributable to the noncontrolling interest shareholders		(23,554)

Comprehensive income attributable to Sohu.com Inc.		$65,834

Ending balance	$781,676		$43	$325,611	$(114,690)	$23,692	$449,518	$97,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading online media, search, gaming, community and mobile service group providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group”) mainly offers online brand advertising services, online game services (through Changyou.com Limited), Sogou search and start-up page services (through Sogou Inc.), and wireless services through its Internet sites: sohu.com, 17173.com, focus.cn, chinaren.com, changyou.com and sogou.com.

Online brand advertising and online game are the two core businesses of the Sohu Group. The online brand advertising business provides advertisements on the Sohu Group’s portal matrix to advertisers who wish to build up their brand awareness online. The online game business, consisting of multi-player online role-playing games (“MMORPGs”) and web- based games, is conducted by a majority-owned subsidiary, Changyou.com Limited (“Changyou”). As of June 30, 2011, Changyou was operating eight MMORPGs, (i) Tian Long Ba Bu (“TLBB”), (ii) Blade Online (“BO”), (iii) Blade Hero 2 (“BH 2”) which is the sequel to BO, (iv) Da Hua Shui Hu (“DHSH”), (v) Zhong Hua Ying Xiong (“ZHYX”), (vi) Immortal Faith (“IF”), (vii) San Jie Qi Yuan (“SJQY”); and (viii) Legend of Ancient World (“LAW”). TLBB is Changyou’s first in-house developed MMORPG and is one of the most popular online games in China. The web-based game business is conducted by a newly acquired majority-owned variable interest entity of Changyou, Shenzhen 7Road Technology Co, Ltd (“7Road”). 7Road’s in-house developed web-based game, DDTank, is one of the most popular web-based games in China.

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, as Sohu is Changyou’s controlling shareholder, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of June 30, 2011, approximately 31% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the six months ended June 30, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

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

Sohu’s Shareholding in Changyou

Shareholding and Control

As of June 30, 2011, Changyou had outstanding a combined total of 105,010,000 Class A and Class B ordinary shares, consisting of (i) 70,250,000 Class B ordinary shares held by Sohu through its indirectly wholly-owned subsidiary Sohu.com (Game) Limited (“Sohu Game”); (ii) 14,397,000 Class B ordinary shares held by Tao Wang through Prominence, including 2,000,000 Class B restricted ordinary shares that were not vested; (iii) 17,853,000 Class A ordinary shares held by public shareholders; (iv) 1,805,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon conversion of Class B ordinary shares that had been issued upon the vesting and settlement of Class B restricted share units granted to them; and (v) 705,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon the vesting and settlement of Class A restricted share units granted to them.

As of June 30, 2011, treating Tao Wang’s 2,000,000 Class B restricted ordinary shares as owned by Tao Wang, Sohu held approximately 67% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire Board of Directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou in Sohu’s consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, as discussed in Note 13 – Noncontrolling Interest – Noncontrolling Interest for Changyou.

Economic Interest

Because Tao Wang’s 2,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, for accounting purposes those shares are treated as owned by Sohu, rather than as owned by Tao Wang, and therefore those shares are not included in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, as of June 30, 2011, Sohu was treated as holding approximately 69% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 31% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements, as discussed in Note 13 – Noncontrolling Interest – Noncontrolling Interest for Changyou.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the Class B restricted ordinary shares granted to Tao Wang become vested, and the restricted share units granted to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees and Sohu’s employees become vested and settled.

Dilutive Impact

As of June 30, 2011, Changyou had outstanding a combined total of 1,884,200 Class A and Class B restricted ordinary shares and restricted share units.

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

In the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou is calculated treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 14 - Net Income per Share.

3.	Sogou Transactions

Restructuring Transactions

During 2010, the Company restructured the Sogou search business in preparation for the sale by its online search subsidiary Sogou Inc. (“Sogou”) of newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang.

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

Dividend Rights

Sogou may not declare or pay dividends on its ordinary shares unless the holders of the Series A Preferred Shares then outstanding first receive a dividend on each outstanding Series A Preferred Share in an amount at least equal to the sum of (i) the dividends that would have been payable to the holder of such Series A Preferred Share if such share had been converted into ordinary shares, at the then-applicable conversion rate, immediately prior to the record date for such dividend, and (ii) all accrued and unpaid Accruing Dividends. “Accruing Dividends” are calculated from the date of issuance of the Series A Preferred Shares at the rate per annum of $0.0375 per Series A Preferred Share.

Liquidation Rights

In the event of any “Liquidation Event,” such as the liquidation, dissolution or winding up of Sogou, a merger or consolidation of Sogou resulting in a change of control, the sale of substantially all of Sogou’s assets or similar events, the holders of Series A Preferred Shares are entitled to receive, before any payment to holders of ordinary shares, an amount equal to the greater of (i) 1.3 times the original $48 million of the Series A Preferred Shares plus all accrued but unpaid Accruing Dividends and any other accrued and unpaid dividends on the Series A Preferred Shares or (ii) such amount per share as would be payable if the Series A Preferred Shares had been converted into ordinary shares, at the then-applicable conversion rate, immediately prior to the Liquidation Event.

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

Sogou’s 2010 Share Incentive Plan

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. In March 2011, the Boards of Directors of Sohu and Sogou approved a program of grants pursuant to which, on April 1, 2011, Sogou issued options for the purchase of 18,930,500 ordinary shares.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period, therefore each installment is considered to be granted at that date.

Share-based Awards to Sohu management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu’s management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. During the second quarter of 2011, Sogou issued options for the purchase of 8,773,000 Sogou ordinary shares options to Sohu management and key employees under this arrangement. These share options will become vested and exercisable in four equal installments, with each installment vesting upon Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each period, therefore each installment is considered to be granted at that date.

Sohu’s Shareholding in Sogou

Shareholding and Control

As of June 30, 2011, Sogou had outstanding a combined total of 216,000,000 ordinary shares and Series A preferred shares, consisting of (i) 139,200,000 ordinary shares held by Sohu; (ii) 24,000,000 Series A preferred shares held by Alibaba; (iii) 14,400,000 Series A preferred shares held by China Web; (iv) 38,400,000 Series A preferred shares held by Photon.

As of June 30, 2011, Sohu held 64.4% of the combined total of Sogou’s outstanding ordinary shares and Series A preferred shares. As a result, Sohu had the power to elect the entire Board of Directors of Sogou and determine the outcome of all matters submitted to a shareholder vote. As Sogou’s controlling shareholder, Sohu will continue to consolidate Sogou in Sohu’s consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, as discussed in Note 13 – Noncontrolling Interest – Noncontrolling Interest for Sogou.

Dilutive Impact

Because no ordinary shares will be issued with respect to these share options granted by Sogou until they are vested and exercised, the Sogou shares underlying the unvested share options granted by Sogou are not included as outstanding shares of Sogou, and have no impact on Sohu’s basic net income per share. In addition, as no Sogou share options will be vested until the applicable performance targets are met, the share options have no dilutive impact on Sohu’s diluted net income per share until they are vested. See Note 14 – Net Income per Share.

4.	Segment Information

There are five business segments that constitute the primary reporting segments of Sohu Group. They are Changyou, which mainly consists of online game business, Sogou, which mainly consists of Sogou search and start-up page business, online brand advertising, wireless and others. Beginning with the second quarter of 2011, to better reflect management’s perspective and match the segment with the entity, the Company changed the segment name of game and sponsored search to Changyou and Sogou, respectively.

In 2010, the chief operating decision maker (“CODM”) began reviewing certain additional information for the Sogou segment. Accordingly, the Company has adjusted the Sogou segment operating performance measurement disclosures to include income from operations and the main segment assets for the Sogou segment. For the remaining segments, the operating performance measurements are unchanged.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2011
	Online Brand Advertising, Wireless and Others
	Online Brand Advertising	Wireless	Others	Online Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$70,102	$11,645	$694	$82,441	$105,025	$13,706	$(2,467)	$198,705
Segment cost of revenues	(25,294)	(7,109)	(76)	(32,479)	(14,075)	(6,104)	49	(52,609)

Segment gross profit (loss)	$44,808	$4,536	$618	49,962	90,950	7,602	(2,418)	146,096

SBC (2) in cost of revenues				(536)	(19)	0	0	(555)

Gross profit				49,426	90,931	7,602	(2,418)	145,541

Operating expenses:
Product development				(8,275)	(11,062)	(4,100)	0	(23,437)
Sales and marketing				(23,247)	(11,672)	(4,943)	2,418	(37,444)
General and administrative				(5,629)	(5,021)	(764)	0	(11,414)
Amortization of intangible assets				(91)	(458)	(48)	0	(597)
SBC (2) in operating expenses				(1,604)	(1,363)	(974)	80	(3,861)

Total operating expenses				(38,846)	(29,576)	(10,829)	2,498	(76,753)

Operating profit				10,580	61,355	(3,227)	80	68,788
Other income /(expense)				2,078	(602)	3	0	1,479
Interest income and exchange difference				(492)	2,172	(59)	0	1,621
Income tax expense				(1,927)	(8,354)	0	0	(10,281)

Net income				$10,239	$54,571	$(3,283)	$80	$61,607

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the online brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended June 30, 2010
	Online Brand Advertising, Wireless and Others
	Online Brand Advertising	Wireless	Others	Online Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$55,676	$11,073	$269	$67,018	$77,721	$3,951	$(2,593)	$146,097
Segment cost of revenues	(21,052)	(5,810)	(503)	(27,365)	(6,965)	(3,352)	9	(37,673)

Segment gross profit (loss)	$34,624	$5,263	$(234)	39,653	70,756	599	(2,584)	108,424

SBC (2) in cost of revenues				(1,205)	43	0	0	(1,248)

Gross profit				38,448	70,713	599	(2,584)	107,176

Operating expenses:
Product development				(4,567)	(6,731)	(3,365)	0	(14,663)
Sales and marketing				(16,891)	(11,679)	(2,374)	2,514	(28,430)
General and administrative				(3,676)	(3,653)	(244)	0	(7,573)
Amortization of intangible assets				(91)	(2)	(46)	0	(139)
SBC (2) in operating expenses				(2,428)	(1,937)	(840)	0	(5,205)

Total operating expenses				(27,653)	(24,002)	(6,869)	2,514	(56,010)

Operating profit				10,795	46,711	(6,270)	(70)	51,166
Other income /(expense)				(717)	381	6	0	(330)
Interest income and exchange difference				160	803	(5)	0	958
Income tax expense				(525)	(5,804)	0	0	(6,329)

Net income				$9,713	$42,091	$(6,269)	$(70)	$45,465

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the online brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2011
	Online Brand Advertising, Wireless and Others
	Online Brand Advertising	Wireless	Others	Online Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$129,384	$23,349	$1,138	$153,871	$202,114	$21,850	$(4,761)	$373,074
Segment cost of revenues	(47,202)	(14,001)	(156)	(61,359)	(25,600)	(10,981)	214	(97,726)

Segment gross profit (loss)	$82,182	$9,348	$982	92,512	176,514	10,869	(4,547)	275,348

SBC (2) in cost of revenues				(1,238)	(52)	0	0	(1,290)

Gross profit				91,274	176,462	10,869	(4,547)	274,058

Operating expenses:
Product development				(15,450)	(20,958)	(8,039)	0	(44,447)
Sales and marketing				(41,698)	(20,207)	(9,174)	4,547	(66,532)
General and administrative				(10,186)	(9,782)	(1,772)	0	(21,740)
Amortization of intangible assets				(181)	(512)	(96)	0	(789)
SBC (2) in operating expenses				(3,709)	(3,100)	(1,690)	105	(8,394)

Total operating expenses				(71,224)	(54,559)	(20,771)	4,652	(141,902)

Operating profit				20,050	121,903	(9,902)	105	132,156
Other income /(expense)				2,915	(931)	5	0	1,989
Interest income and exchange difference				170	3,855	(111)	0	3,914
Income tax expense				(3,876)	(17,407)	0	0	(21,283)

Net income				$19,259	$107,420	$(10,008)	$105	$116,776

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the online brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2010
	Online Brand Advertising, Wireless and Others
	Online Brand Advertising	Wireless	Others	Online Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$98,268	$24,361	$2,027	$124,656	$149,793	$6,865	$(5,763)	$275,551
Segment cost of revenues	(37,368)	(12,721)	(997)	(51,086)	(12,282)	(6,117)	21	(69,464)

Segment gross profit (loss)	$60,900	$11,640	$1,323	73,570	137,511	748	(5,742)	206,087

SBC (2) in cost of revenues				(2,173)	(110)	0	0	(2,283)

Gross profit				71,397	137,401	748	(5,742)	203,804

Operating expenses:
Product development				(8,688)	(12,158)	(6,890)	0	(27,736)
Sales and marketing				(29,327)	(21,303)	(5,448)	5,594	(50,484)
General and administrative				(7,767)	(7,116)	(480)	0	(15,363)
Amortization of intangible assets				(182)	(4)	(61)	0	(247)
SBC (2) in operating expenses				(4,339)	(4,840)	(1,519)	0	(10,698)

Total operating expenses				(50,303)	(45,421)	(14,398)	5,594	(104,528)

Operating profit				21,094	91,980	(13,650)	(148)	99,276
Other income /(expense)				(629)	282	(8)	0	(355)
Interest income and exchange difference				543	1,618	(4)	0	2,157
Income tax expense				(2,209)	(12,083)	0	0	(14,292)

Net income				$18,799	$81,797	$(13,662)	$(148)	$86,786

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the online brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of June 30, 2011
	Online Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Cash and cash equivalents	$266,835	$398,314	$52,906	$0	$718,055
Accounts receivable, net	70,688	13,974	1,380	(44)	85,998
Fixed assets, net	57,544	60,266	16,487	0	134,297
Total assets (1)	$696,459	$728,033	$74,105	$(38,291)	$1,460,306

Note (1):	The intercompany elimination for segment assets mainly consists of marketing services provided by the online brand advertising segment to the Changyou segment.

	As of December 31, 2010
	Online Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Cash and cash equivalents	$277,910	$350,957	$49,522	$0	$678,389
Accounts receivable, net	61,134	1,464	5	0	62,603
Fixed assets, net	54,461	53,659	12,507	0	120,627
Total assets (1)	$626,202	$502,311	$65,170	$(6,093)	$1,187,590

Note (1):	The intercompany elimination for segment assets mainly consists of marketing services provided by the online brand advertising segment to the Changyou segment.

5.	Share-Based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair value of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets. See Note 11 - Sohu.com Inc. Shareholders’ Equity - Stock Incentive Plan.

Share-based compensation expense was recognized in costs and/or expenses for the three and six months ended June 30, 2011 and 2010, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2011	2010	2011	2010
Cost of revenues	$555	$1,248	$1,290	$2,283
Product development expenses	1,421	2,218	3,193	4,663
Sales and marketing expenses	872	1,176	1,961	2,131
General and administrative expenses	1,568	1,811	3,240	3,904

	$4,416	$6,453	$9,684	$12,981

There was no capitalized share-based compensation expense for the three and six months ended June 30, 2011 and 2010.

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2011	2010	2011	2010
For Sohu’s share-based awards	$2,593	$4,498	$6,128	$8,083
For Changyou’s share-based awards	1,305	1,955	3,038	4,898
For Sogou’s share-based awards	518	0	518	0

	$4,416	$6,453	$9,684	$12,981

6.	Income Taxes

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any interest or penalties associated with tax positions for the three and six months ended June 30, 2011, nor did the Company have any significant unrecognized uncertain tax positions as of June 30, 2011.

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

Three China-based subsidiaries, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), qualified as NHTEs during the year ended December 31, 2008. In July 2011, in accordance with guidance issued by governmental authorities, these three companies resubmitted application materials for qualification as NHTEs. Pending approval of these resubmitted applications, the three companies will be entitled to continue to enjoy their beneficial tax rates as if they had already qualified as NHTEs for 2011. Therefore, for the year 2011, Sohu Era will be subject to a 15% income tax rate; Sohu Media and Sogou Technology will enjoy a 7.5% income tax rate due to their unexpired tax holidays.

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

In 2008, the China-based subsidiary and the VIE of Changyou, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”) qualified as “Software Enterprises”. As a result, both AmazGame and Gamease became subject to a 0% income tax rate for the full year 2008 and a 50% tax reduction to a rate of 12.5% from the fiscal year 2009 through the fiscal year 2011. In 2009, 7Road qualified as a “Software Enterprise”, which entitled 7Road to an income tax exemption in 2009 and 2010. 7Road became subject to a 50% tax reduction to a rate of 12.5% from the fiscal year 2011 through the fiscal year 2013. Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”) and Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) have qualified as “Software Enterprises” and will be entitled to an income tax exemption for two years beginning with their first profitable year and 50% tax reduction for the subsequent three years.

7.	Commitments and Contingencies

Contractual Obligation

The Company entered into an agreement to purchase an office building to be built in Beijing, which will serve as the Company’s headquarters, for a purchase price of $124 million. As of June 30, 2011, $80 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $44 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $153 million. As of June 30, 2011, $61 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $92 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

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

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of June 30, 2011, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

Laws and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct online brand advertising, online game, Sogou search and start-up page, wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, investment in debt securities, accounts payable and accrued liabilities. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates their fair value, other financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of June 30, 2011 (in thousands):

		Fair value measurement at reporting date using
Items	As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$368,652	$0	$368,652	$0
Short-term investments	16,070	0	16,070	0
Investment in debt securities	77,280	0	0	77,280

Total	$462,002	$0	$384,722	$77,280

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2010 (in thousands):

		Fair value measurement at reporting date using
Items	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$355,775	$0	$355,775	$0
Investment in debt securities	75,529	0	0	75,529

Total	$431,304	$0	$355,775	$75,529

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2010 to June 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2010	$75,529
Gains included in other income	1,751

Ending balance at June 30, 2011	$77,280

Cash equivalents:

The Company’s cash equivalents mainly consist of time deposits placed with banks for less than three months. The fair value of time deposits is determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurement. See above “Fair Value of Financial Instruments”.

Short-term investments

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the consolidated statements of income as other income. To estimate fair value, the Company used the marked-to-market method to refer to the price of similar products provided by issuers at the end of each period end. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurement. See above “Fair Value of Financial Instruments”.

As of June 30, 2011, the Company’s investments in financial instruments were mainly held by 7Road, totaling approximately $15.3 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. During the six months ended June 30, 2011, the Company recorded $40,000 interest income from short-term investments in the consolidated statements of operations.

Investment in Debt Securities

In September 2010, the Company purchased from a PRC-based company (the “Debtor”) a convertible debt security with a principal amount of $74.6 million (equal to RMB0.5 billion) with an initial maturity of twelve months subject to extension at the Company’s election in its sole discretion for additional sequential six-month periods, and bearing interest at the rate of 3.8% per annum, payable quarterly in cash. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. Under the terms of the security, if the Company continues to extend the maturity to March 31, 2014, it will have an option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor. For the three and six months ended June 30, 2011, the interest income generated from this debt security amounted to $0.74 million and $1.45 million respectively.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value generated from currency translation in the amount of $1.06 million and $1.75 million, respectively, were recognized in other income for the three and six months ended June 30, 2011. There is no difference between the fair value and the unpaid principal balance of the debt securities as of June 30, 2011. To estimate fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurement. See above “Fair Value of Financial Instruments”.

9.	Business Combinations

Acquisition of 7Road

On May 11, 2011, Changyou acquired 68.258% of the equity interests of 7Road for fixed cash consideration of approximately $68.26 million, plus additional variable cash consideration of up to a maximum of $32.76 million that is contingent upon the achievement of specified performance milestones through December 31, 2012. 7Road is primarily engaged in web-based game development. The Company began to consolidate 7Road’s financial statements commencing June 1, 2011. The purpose of the acquisition was to accelerate Changyou’s position in China’s online games industry and add a new category of games to Changyou’s growing product portfolio.

On the acquisition date, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair value was as follows (in thousands):

As of June 1, 2011
Cash consideration	$68,258
Contingent consideration	28,051

Total consideration	96,309

Receivables	7,440
Other tangible assets	22,213
Completed Game	20,837
Games under development	3,561
Other identifiable intangible assets acquired	986
Goodwill	103,366
Liabilities assumed	(8,983)
Fair value of noncontrolling interest and put option	(53,111)

Total	$96,309

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of June 30, 2011, no measurement period adjustment had been recorded.

The fair value of noncontrolling interest in 7Road has been determined mainly based on the number of shares held by noncontrolling shareholders and the equity value close to the acquisition date, taking into consideration other factors, as appropriate. If 7Road achieves specified performance milestones, subject to certain other specified circumstances the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price agreed upon at the acquisition date (“the put option”). In accordance with ASC480, the Company measured this noncontrolling interest and a put option at their acquisition-date fair value. An independent valuation firm was hired to determine the fair value upon the acquisition date.

The acquisition of 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the future financial performance of 7Road over a period through December 31, 2012. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between nil and $32.76 million. The fair value of the contingent consideration recognized on the acquisition date of $28.05 million was estimated by an independent valuation firm, with the income approach applied. There are no indemnification assets involved.

Total identifiable intangible assets acquired upon acquisition mainly include completed game, games under development and other identifiable intangible assets acquired, including non-compete agreement of $179,000, and relationship with operator of $807,000. The games under development will be subject to amortization after completion. Completed game and other identifiable intangible assets acquired are amortized over an estimated average weighted useful life of five years. Total goodwill of $103.37 million primarily represents the expected synergies from combining operations of 7Road with those of Changyou, which are expected to be complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

Acquisition of Shanghai Jingmao and its affiliate

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

-20

On the acquisition date, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair value was as follows (in thousands):

As of February 1, 2011
Fair value of previously held 50% equity interests	$2,704
Consideration for the remaining 50% equity interests	3,036

Total consideration	5,740

Tangible assets	9,514
Identifiable intangible assets acquired	10,101
Goodwill	5,147
Liabilities assumed	(19,022)

Total	$5,740

In accordance with ASC805 in a business combination achieved in stages, Changyou re-measured its previously held equity interests in Shanghai Jingmao and its affiliate as at their acquisition-date fair value and recognized a total loss of $613,000 in other expenses in the first quarter of 2011. An independent valuation firm was hired to determine the fair value of the previously held equity interests in Shanghai Jing Mao and its affiliate as of the acquisition date.

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of June 30, 2011, no measurement period adjustment had been recorded. Based on the Company’s assessment of their financial performance, Shanghai Jingmao and its affiliate, as stand-alone entities or combined with Sohu through Changyou, are not considered material to the Sohu Group for the period presented.

Total identifiable intangible assets acquired upon acquisition mainly include publishing rights of $8,330,000, partnership relationship of $1,035,000, trade name of $502,000, non-compete agreement of $126,000, and customer list of $108,000. Except for the trade name, which is expected to have an indefinite useful life, other identifiable intangible assets acquired have an estimated average weighted useful life of two years. Under ASC350, intangible assets with an indefinite useful life are not amortized and their remaining useful life is evaluated at each reporting period to determine whether events and circumstances continue to support an indefinite life. Total goodwill of $5.1 million primarily represents the expected synergies from combining operations of Shanghai Jingmao and its affiliate with those of Changyou, which are complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

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

Under contractual agreements with the Sohu Group, Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, also has the obligation to absorb losses of the VIEs. Dr. Zhang and those executive officer and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of June 30, 2011, the aggregate amount of these loans was $14.4 million.

As of June 30, 2011, the total assets for the consolidated VIEs were $268.3 million, mainly comprising cash and cash equivalents, accounts receivable and fixed assets. As of June 30, 2011, the total liabilities for the consolidated VIEs were $80.3 million, mainly comprising receipts in advance and deferred revenue and accrued liabilities. These balances are reflected in Sohu’s consolidated financial statements with intercompany transactions eliminated.

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIEs amounting to a total of $33.6 million as of June 30, 2011. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs, which consisted of receipts in advance and deferred revenue of $41.1 million, accrued liabilities of $20.6 million, taxes payable of $10.6 million, and other accrued liabilities of $8.0 million, totaled $80.3 million. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

-21

The following is a summary of the consolidated VIEs within the Sohu Group:

For Online Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in the PRC in 2002 and is engaged in entertainment and advertising business in the PRC. As of June 30, 2011, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

b)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and is engaged in mapping services in the PRC. Tu Xing Tian Xia was acquired by the Company in 2005. As of June 30, 2011, the registered capital of Tu Xing Tian Xia was $0.2 million. Beijing Century High-Tech Investment Co., Ltd. (“High Century ”) and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

c)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of June 30, 2011, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each holds a 50% interest in this entity.

d)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of June 30, 2011, the registered capital of Pilot New Era was $0.7 million. High Century and Sohu Internet each holds a 50% interest in this entity.

For Online Game Business

e)	Gamease

Gamease was incorporated in the PRC in August 2007. As of June 30, 2011, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

f)	Shanghai ICE

Shanghai ICE was incorporated in the PRC in April 2005. Shanghai ICE and ICE WFOE were acquired by Changyou in May 2010. As of June 30, 2011, the registered capital of Shanghai ICE was $1.2 million. Two employees of Changyou each hold a 50% interest in this entity.

g)	Guanyou Gamespace

Guanyou Gamespace was incorporated in the PRC in August 2010. As of June 30, 2011, the registered capital of Guanyou Gamespace was $1.5 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

h)	7Road

7Road was incorporated in the PRC in January 2008. 68.258% of 7Road’s equity interests were acquired by Changyou in May 2011. As of June 30, 2011, the registered capital of 7Road was $1.5 million.

For Sogou Search and Start-up Page Business

i)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and is engaged in providing Internet information services in the PRC. As of June 30, 2011, the registered capital of Sogou Information was $2.5 million. Two employees of the Sohu Group each hold a 50% interest in this entity.

For Wireless Businesses

j)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and is engaged in Internet information, wireless and advertising services in the PRC. As of June 30, 2011, the registered capital of Sohu Internet was $14.9 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

k)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and is engaged in value-added telecommunication services in the PRC. GoodFeel was acquired by the Company in 2004. As of June 30, 2011, the registered capital of GoodFeel was $1.2 million. Two employees of the Sohu Group, hold 58.1% and 41.9% interests, respectively, in this entity.

l)	High Century

High Century was incorporated in the PRC in 2001 and is engaged in investment holding in the PRC. As of June 30, 2011, the registered capital of High Century was $4.6 million. Dr. Zhang and another employee of the Sohu Group, hold 80% and 20% interests, respectively, in this entity.

m)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in October 2006. As of June 30, 2011, the registered capital of 21 East Beijing was $0.1 million. High Century holds a 100% interest in this entity.

11.	Sohu.com Inc. Shareholders’ Equity

Stockholder Rights Plan

Sohu adopted a stockholder rights plan (the “Plan”) in 2001. The Plan was designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of Sohu without offering a fair and adequate price and terms to all of Sohu’s stockholders. In general, the Plan vested stockholders of Sohu with rights to purchase preferred stock of Sohu at a substantial discount from those securities’ fair market value upon a person or group acquiring without the approval of the Board of Directors more than 20% of the outstanding shares of common stock of Sohu. Any person or group who triggered the purchase right distribution would have become ineligible to participate in the Plan, which would have caused substantial dilution of such person or group’s holdings. The rights expired on July 25, 2011.

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

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $2.3 million and $5.5 million, respectively. For the three and six months ended June 30, 2010, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $4.5 million and $8.1 million, respectively.

i) Summary of share option activity

A summary of options activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2011	426	$16.56	3.55	$20,017
Exercised	(89)	16.14
Forfeited or expired	0

Outstanding at June 30, 2011	337	16.67	3.03	18,722

Vested at June 30, 2011	337	16.67	3.03	18,722

Exercisable at June 30, 2011	337	16.67	3.03	18,722

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $72.27 on June 30, 2011 and the exercise price of share options. The total intrinsic value of share options exercised for the six months ended June 30, 2011 was $6.2 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three and six months ended June 30, 2011 and 2010, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three and six months ended June 30, 2011, total cash received from the exercise of share options amounted to $0.2 million and $1.4 million, respectively. For the three and six months ended June 30, 2010, total cash received from the exercise of share options amounted to $0.1 million and $0.4 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2011 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	706	$59.69
Granted	0
Vested	(204)	55.80
Forfeited	(22)	61.27

Unvested at June 30, 2011	480	61.27

Expected to vest thereafter	356	61.27

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for restricted share units was $2.3 million and $5.5 million, respectively. For the three and six months ended June 30, 2010, total share-based compensation expense recognized for restricted share units was $4.5 million and $8.1 million, respectively.

As of June 30, 2011, there was $12.0 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.0 years. The total fair value on their respective vesting dates of restricted share units vested during the three and six months ended June 30, 2011 was $0.5 million and $14.4 million, respectively. The total fair value on their respective vesting dates of restricted share units vested during the three and six months ended June 30, 2010 was $0.4 million and $2.2 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu’s 2010 Stock Incentive Plan (the “Sohu 2010 Stock Incentive Plan”), which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of June 30, 2011, 1,474,775 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share units activity under the Sohu 2010 Stock Incentive Plan as of and for the six months ended June 30, 2011 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	20	$70.88
Granted	7	64.19
Vested	0
Forfeited	(2)	70.88

Unvested at June 30, 2011	25	68.96

Expected to vest thereafter	20	68.50

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for restricted share units was $0.3 million and $0.6 million, respectively.

As of June 30, 2011, there was $1.1 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.0 years.

2) Changyou.com Limited Share-based Awards

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to certain of its executive officers and employees as incentive compensation under Changyou’s 2008 Share Incentive Plan (the “Changyou 2008 Share Incentive Plan”).

In March 2009, the 2,000,000 reserved ordinary shares were subject to a ten-for-one share split effected by Changyou and became 20,000,000 ordinary shares.

Through June 30, 2011, Changyou has granted under the Changyou 2008 Share Incentive Plan 13,000,000 Class B ordinary shares and 2,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,545,200 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees and Sohu’s employees.

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.3 million and $3.0 million, respectively. For the three and six months ended June 30, 2010, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $2.0 million and $4.9 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

i) Share-based Award to Tao Wang, Chief Executive Officer of Changyou

As discussed above in Note 2 - Changyou Transactions, in January 2008, Sohu communicated to and agreed with Tao Wang to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in Beijing Fire Fox. The difference between the fair value (“Incremental Fair Value”), of these 700,000 ordinary shares and 800,000 restricted ordinary shares and Tao Wang’s contingent right in Beijing Fire Fox was accounted for as share-based compensation expense.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the six months ended June 30, 2011 is presented below:

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	4,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at June 30, 2011	2,000	1.36

Expected to vest thereafter	2,000	1.36

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for the above–mentioned Class B restricted ordinary shares was $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2010, total share-based compensation expense recognized for the above–mentioned Class B restricted ordinary shares was $0.3 million and $0.6 million, respectively.

As of June 30, 2011, there was $0.3 million of unrecognized compensation expense related to the unvested Class B restricted ordinary shares. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three and six months ended June 30, 2011 was nil and $39.7 million, respectively. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three and six months ended June 30, 2010 was nil and $32.7 million, respectively.

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

ii) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

In April 2008, Changyou approved and communicated to executive officers other than Tao Wang the grant of an aggregate of 180,000 restricted ordinary shares and to certain key employees the grant of an aggregate of 94,000 restricted share units of Changyou (settleable in ordinary shares upon vesting). These restricted ordinary shares and restricted share units were subject to vesting over a four-year period commencing on February 1, 2008, with initial vesting also subject to the listing of Changyou’s ordinary shares in an initial public offering by Changyou. The fair value of the awards at grant date was recognized in the consolidated statements of operations starting from April 2, 2009, when ADSs representing Changyou’s Class A ordinary shares were first listed on the NASDAQ Global Select Market.

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

A summary of activity for the above Class B restricted share units as of and for the six months ended June 30, 2011 is presented below:

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	1,320	$1.98
Granted	0
Vested	(660)	1.98
Forfeited	(25)	1.98

Unvested at June 30, 2011	635	1.98

Expected to vest thereafter	635	1.98

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2010, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.2 million and $0.5 million, respectively.

As of June 30, 2011, there was $0.2 million of unrecognized share-based compensation expense related to the unvested Class B restricted share units. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three and six months ended June 30, 2011 was nil and $13.1 million, respectively. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three and six months ended June 30, 2010 was nil and $11.2 million, respectively.

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

A summary of activity for the Class A restricted share units as of and for the six months ended June 30, 2011 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	282	$8.00
Granted	0
Vested	(94)	8.00
Forfeited	(2)	8.00

Unvested at June 30, 2011	186	8.00

Expected to vest thereafter	167	8.00

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2010, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.2 million and $0.6 million, respectively.

As of June 30, 2011, there was $0.6 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates was $1.6 million both for the three months and for the six months ended June 30, 2011. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates was $1.7 million both for the three and for the six months ended June 30, 2010.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

i) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

As of June 30, 2011, Changyou had granted an aggregate of 1,289,200 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the six months ended June 30, 2011 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	925	$12.54
Granted	62	17.19
Vested	(304)	12.30
Forfeited	(6)	17.13

Unvested at June 30, 2011	677	12.96

Expected to vest thereafter	669	12.91

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for the above 1,289,200 Class A restricted share units was $0.8 million and $1.9 million, respectively. For the three and six months ended June 30, 2010, total share-based compensation expense recognized for the above 1,289,200 Class A restricted share units was $1.3 million and $3.2 million, respectively.

As of June 30, 2011, there was $3.6 million of unrecognized compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested was $6.0 million for both the three and for the six months ended June 30, 2011. The total fair value of Class A restricted share units vested was $4.9 million for both the three and for the six months ended June 30, 2010.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

ii) Share-based Awards to Sohu Employees

As of June 30, 2011, Changyou had granted an aggregate of 60,000 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to certain Sohu employees for their involvement in the provision of certain online game links and advertising services to Changyou on Sohu’s Websites, including the 17173.com Website, under a Marketing Service Agreement between Changyou and Sohu. These Class A restricted share units are subject to graded vesting over a four-year period commencing on the grant date. The Company accounted for the Class A restricted share units granted by Changyou to Sohu’s employees as share awards granted by Sohu to its employees. When preparing the Company’s consolidated financial statements, share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period and the fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	40	$18.00
Granted	20	17.19
Vested	0
Forfeited	0

Unvested at June 30, 2011	60	17.73

Expected to vest thereafter	60	17.73

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for the above 60,000 Class A restricted share units was $0.2 million and $0.3 million, respectively.

As of June 30, 2011, there was $0.7 million of unrecognized compensation expense related to the unvested Class A restricted share units.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan, which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. In March 2011, the Boards of Directors of Sohu and Sogou approved a program of grants pursuant to which, on April 1, 2011, Sogou issued options for the purchase of 18,930,500 ordinary shares.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period, therefore each installment is considered to be granted at that date. As of June 30, 2011, 4,732,625 share options have been granted.

A summary of options activity under the Sogou 2010 Stock Incentive Plan as of and for the six months ended June 30, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2011	0
Granted	4,733	$0.001
Exercised	0
Forfeited or expired	(34)	0.001

Outstanding at June 30, 2011	4,699	0.001	9.75

Vested at June 30, 2011	0

Exercisable at June 30, 2011	0

Determining the fair value of the ordinary shares of Sogou required complex and subjective judgments regarding its projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

The Company and a qualified professional appraiser estimated the fair value of Sogou’s common shares primarily using the income approach in the form of discounted cash flow analysis, which is based on Sogou’s projected cash flow using management’s best estimate as of the valuation date. The Company also used the market approach as a check to corroborate the overall value for Sogou from the income approach by comparing the trading multiples of publicly-traded comparable companies to the implied multiples of the Company based on the income approach.

The Sogou share-based compensation cost is measured at the fair value of the award as calculated under the Binomial option – pricing model (the “BP Model”). A calculation using the BP Model typically incorporates a large number of very short time periods to reflect a realistic range of possible prices that a share could achieve over the option’s contractual term, which could result in several hundred total nodes. In addition, various probabilities could be assigned to each node to reflect the impact that a node is expected to have in conjunction with exercise and post-vesting assumptions. Assumptions used in the BP Model are presented below:

Granted to Employees	2011
Average risk-free interest rate	3.84
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	12.5%~22.3%
Weighted average expected option life	10
Volatility rate	55.14%
Dividend yield	0%
Fair value	0.32

The Company estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the stock over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In the Company’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. The Company estimated the forfeiture rate to be 12.5% for Sogou management’s and 22.3% for Sogou employees’ share options granted as of April 1, 2011. The life of the stock options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its common shares. Accordingly, the dividend yield is estimated to be 0%.

For the three and six months ended June 30, 2011, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was both $0.47 million.

As of June 30, 2011, there was $1.0 million of unrecognized compensation expense related to the unvested share options.

Share-based Awards to Sohu management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu’s management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. During the second quarter of 2011, Sogou issued options for the purchase of 8,773,000 Sogou ordinary shares options to Sohu management and key employees under this arrangement. These share options will become vested and exercisable in four equal installments, with each installment vesting upon Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each period, therefore each installment is considered to be granted at that date. As of June 30, 2011, 2,193,250 share options had been granted.

A summary of options activity as of and for the six months ended June 30, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2011	0
Granted	2,193	$0.625
Exercised	0
Forfeited or expired	(1)	0.625

Outstanding at June 30, 2011	2,192	0.625	9.86

Vested at June 30, 2011	0

Exercisable at June 30, 2011	0

The method used to determine the fair value of share options granted to Sohu’s management was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model.

Assumptions used in the BP Model for Share-based awards to Sohu management are presented below:

Granted to Employees	2011
Average risk-free interest rate	4.08%~4.22%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	21.4%~27%
Weighted average expected option life	10
Volatility rate	54.41%~54.66%
Dividend yield	0%
Fair value	0.12~0.15

For both the three and the six months ended June 30, 2011, total share-based compensation expense recognized for share options under the arrangement was $44,930.

As of June 30, 2011, there was $0.2 million of unrecognized compensation expense related to the unvested share options.

12.	Mezzanine Equity

On May 11, 2011, Changyou acquired 68.258% of the equity interests of 7Road. As Changyou’s controlling shareholder, the Company began to consolidate 7Road’s financial statements commencing June 1, 2011.

Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price if 7Road achieves specified performance milestones in the coming three years and certain circumstances occur. The put option will expire in 2014. Since the occurrence of the sale is not solely within the control of Changyou, the Company classifies the noncontrolling interest as mezzanine equity instead of permanent equity in Sohu’s and Changyou’s consolidated financial statements.

In accordance with ASC subtopic 480-10, the Company accretes the balance of noncontrolling interest to its redemption value over the period from the date of the 7Road acquisition to the earliest redemption date of the noncontrolling interest. Any subsequent changes in the redemption value are considered to be changes in accounting estimates and will be amortized over the same period.

As of June 30, 2011, the estimated redemption value of the mezzanine equity was approximately $67.2 million based on the estimation of 7Road's financial performance. For the month ended June 30, 2011, the accretion was $361,000, and was recorded as net income attributable to the mezzanine classified noncontrolling interest shareholders in the statements of operations.

13.	Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Company which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income/loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ original investments in Series A Preferred shares are accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring. See Note 3 - Sogou Transaction.

By virtue of the Sogou Series A Terms and the terms of the restructuring, as Sogou loses money after its restructuring, the net losses will be allocated in the following order: (i) net losses will be allocated to Sohu until its basis in Sogou decreases to zero; (ii) additional net losses will be allocated to Alibaba, China Web and Photon until their investment in Sogou decreases to zero; and (iii) further net losses will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou. Any subsequent net income from Sogou will be allocated in the following order: (i) net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero; (ii) additional net income will be allocated to Alibaba, China Web and Photon to bring their basis back; (iii) further net income will be allocated to Sohu to bring its basis back; and (iv) further net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Noncontrolling Interest in the Consolidated Statements of Operations

For the three and six months ended June 30, 2011, net income attributable to the noncontrolling interest in the consolidated statements of operations was $17.0 million and $27.3 million, respectively, compared with $12.0 million and $23.1 million, respectively, for the three and six months ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Changyou	$16,914	$12,038	$32,821	$23,195
Sogou	(69)	0	(5,404)	0
Others	136	(26)	(74)	(53)

Total	$16,981	$12,012	$27,343	$23,142

Noncontrolling Interest of Changyou

For the three months ended June 30, 2011 and 2010, $17.0 million and $12.0 million, respectively, net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing a 31% and a 29%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended June 30, 2011, $69,000 net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing Sogou’s net loss attributable to shareholders other than Sohu.

Noncontrolling Interest in the Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010, noncontrolling interest in the consolidated balance sheets was $218.0 million and $178.4 million, respectively.

	As of
	June 30, 2011 (in thousands)	December 31, 2010 (in thousands)
Changyou	$175,699	$130,283
Sogou	41,169	47,196
Others	1,170	963

Total	$218,038	$178,442

Noncontrolling Interest of Changyou

As of June 30, 2011 and December 31, 2010, $175.7 million and $130.3 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 31% and a 29%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of June 30, 2011 and December 31, 2010, $41.2 million and $47.2 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expenses, along with these shareholders’ original investments in the Series A Preferred Shares issued by Sogou.

14.	Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted for two factors as following:

(1)	Difference between Changyou’s net income attributable to Sohu determined by:

i)	the percentage of the total economic interest in Changyou held by Sohu, which was approximately 69% for the second quarter of 2011, and

ii)	the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, which was approximately 66% for the second quarter of 2011.

In the calculation of Sohu’s diluted net income per share, the percentage of 66% was calculated by treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of weighted average number of shares held by Sohu in Changyou to decrease from 69% to 66%. As a result, Changyou’s net income attributable to Sohu on a diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

(2)	Difference between Sogou’s net income/loss attributable to Sohu determined by:

i)	the Sogou Series A Terms and the terms of Sogou’s restructuring, and

ii)	the percentage of the weighted average number of Sogou shares held by Sohu to the weighted average number of Sogou ordinary shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, which was approximately 64% for the second quarter of 2011.

In the calculation of Sohu’s diluted net income per share, assuming a dilutive effect, the percentage of 64% was calculated by treating the convertible preferred shares issued by Sogou as having been converted at the beginning of the period. The dilutive effect of share-based awards with a performance requirement was not considered because the performance targets were not met. The above difference is presented as “incremental dilution from Sogou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Sohu.com Inc., basic	$44,265	$33,453	$89,072	$63,644
Effect of dilutive securities:
Incremental dilution from Changyou	(1,572)	(2,188)	(3,633)	(4,452)
Incremental dilution from Sogou	0	0	(3,410)	0

Net income attributable to Sohu.com Inc., diluted	$42,693	$31,265	$82,029	$59,192

Denominator:
Weighted average basic common shares outstanding	38,295	37,822	38,245	37,800
Effect of dilutive securities:
Share options and restricted share units	565	467	569	566

Weighted average diluted common shares outstanding	38,860	38,289	38,814	38,366

Basic net income per share attributable to Sohu.com Inc.	$1. 16	$0.88	$2.33	$1.68

Diluted net income per share attributable to Sohu.com Inc.	$1.10	$0.82	$2.11	$1.54

15.	Subsequent Events

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

16.	Recently Issued Accounting Pronouncements

In April 2011, FASB issued revised guidance on the “Reconsideration of Effective Control for Repurchase Agreement.” The revised guidance specifies the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control, which should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets if an entity enters into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The revised guidance removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The revised guidance is effective prospectively to transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In May 2011, FASB issued revised guidance on the “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the “Presentation of Comprehensive Income”. The revised guidance requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income and eliminates one presentation option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The revised guidance states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The revised guidance should be applied retrospectively and effective for interim or annual periods beginning after December 15, 2011. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Kylie Enterprises Limited, All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Wuxi Sohu New Momentum Information Investment Co., Ltd. (“Wuxi Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), ICE Entertainment (HK) Limited (“ICE HK”),Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com India Private Limited (“Changyou India”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Changyou.com Korea Limited (“Changyou Korea”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co.,Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co.,Ltd. (“Shanghai Hejin”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Technology Co, Ltd.(“7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, navigating, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China. Substantially all of our operations are conducted through our indirect wholly and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

Our Business

Our businesses mainly consist of online brand advertising business, online game business (conducted via Changyou.com Limited, “Changyou”), Sogou search and start-up page business (previously called sponsored search business, conducted via Sogou Inc. “Sogou”), wireless business and others business, among which online brand advertising and online game are our two core businesses.

Starting from 2003, our online game business has developed from nascency to become one of the top massively multi-player online role-playing game (“MMORPG”) operators in China. Its success was further endorsed by the carve-out and initial public offering of our MMORPG subsidiary Changyou (NASDAQ: CYOU) in April 2009. The successful initial public offering has provided Changyou with the platform and resources to become a leading company in the MMORPG industry, and has enabled Changyou to compete head to head with first tier game companies. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. During the second quarter of 2011, treating all existing restricted shares as vested and restricted share units as vested and settled, Sohu owned approximately 66% of the economic interest in Changyou, with the remaining 34% of the economic interest in Changyou owned by Changyou’s shareholders other than Sohu.

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

Changyou is a leading MMORPG developer and operator in China as measured by the popularity of one of our games, Tian Long Ba Bu (“TLBB”). TLBB, which was launched in May 2007, received an award as one of the “Most Liked Online Games by Game Players” at the China Digital Entertainment Expo and Conference, or China Joy, for three consecutive years from 2008 to 2010 and was ranked as one of the world’s five most profitable online games in 2009 by Forbes magazine. Changyou engages in the development, operation and licensing of our MMORPGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. As of June 30, 2011, Changyou was operating eight MMORPGs, including the in-house developed TLBB, and the licensed Blade Online (“BO”), Blade Hero 2 (“BH2”), Da Hua Shui Hu (“DHSH”), Zhong Hua Ying Xiong (“ZHYX”), Immortal Faith (“IF”), San Jie Qi Yuan (“SJQY”) and Legend of Ancient World (“LAW”). As of June 30, 2011, Changyou’s MMORPG games in China had approximately 131.9 million aggregate registered accounts. For the three months ended June 30, 2011, Changyou’s MMORPG games in China had approximately 1.0 million aggregate peak concurrent users, 2.9 million aggregate active paying accounts and average revenue per active paying account of RMB211.

Changyou has several MMORPGs in the pipeline with different graphic styles, themes and features to appeal to different segments of the online game player community.

Changyou operates its current MMORPGs under the item-based revenue model, meaning that game players can play the games for free, but may choose to pay for virtual items to enhance the game-playing experience. Game players purchase prepaid game cards or game points, which are used to purchase virtual items. Changyou sells prepaid game cards to regional distributors throughout China, who in turn sub-distribute the prepaid game cards to numerous retail outlets, including Internet cafés and various Websites, newsstands, software stores, book stores and retail stores. Changyou also directly sells game points to its game players through its online sales platform.

On May 11, 2011, Changyou acquired 68.258% of the equity interests of 7Road and began to consolidate 7Road’s financial statements commencing June 1, 2011. 7Road is primarily engaged in Web-based game development. Changyou generated Web-based game revenues for the first time as a result of the 7Road acquisition. For the month ended June 30, 2011, 7Road’s Web-based games had approximately 18.6 million aggregate active accounts. For the month ended June 30, 2011, 7Road generated Web-based game revenue of $3.3 million, and had approximately 662,000 active charging accounts and average revenue recognized per active charging accounts of RMB32.

7Road’s Web-based game is designed to be operated under the item-based revenue model. 7Road has licensed the game to third party operators who offer the game to users in China and other countries on their Websites or terminals.

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

Sogou Search and Start-up Page Business

Our Sogou search and start-up page business is conducted through Sohu’s online search subsidiary Sogou Inc. (“Sogou”) via Sogou.com, an interactive proprietary search engine. Sogou search and start-up page services provide customers, especially small and medium-sized enterprises, with pay-for-click services, priority placements in our search directory, and online marketing services on the Sogou start-up page, the default homepage of Sogou browser.

During 2010, we restructured our Sogou search business in preparation for the sale of Sogou’s newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang. In the restructuring, we transferred to Sogou certain assets and liabilities associated with the mobile version of Sogou Pinyin, and transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou will remain liable for a loan payable to Sohu in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in our search business and previously funded by Sohu.

On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba, China Web and Photon for $15 million, $9 million, and $24 million, respectively, that represent approximately 10%, 6% and 16%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Sohu and Sogou have established a share incentive program for Sogou management and key employees as well as certain members of Sohu’s management and key employees. Sohu will retain approximately 53% of Sogou on a fully-diluted basis, and intends in any event to retain a majority of the outstanding share capital of Sogou on a fully-diluted basis. As Sogou’s controlling shareholder, Sohu will continue to consolidate Sogou but will recognize noncontrolling interest reflecting shares held by shareholders other than Sohu.

With its new capital structure in place, Sogou is a separate operating entity focused exclusively on its desktop products and online search businesses, which we believe are picking up momentum. The shareholder group includes not only Alibaba and Sohu, but also Sogou’s management team. We believe that this transformation has also helped to further attract talent as well as to build confidence among our business partners, and most importantly our distributors. We believe that our collaboration with Alibaba is progressing well.

Wireless Business

Our wireless business offers value-added services (such as news, weather forecasts, chatting, entertainment information, mobile games and mobile phone ringtone and logo downloads) to mobile phone users.

Others Business

Our others business includes offering cinema advertisement slots to be shown in theaters before the screening of movies, which is a new business of Sohu Group from Changyou’s acquisition of Shanghai Jingmao and its affiliate; sales of software; sub-licensing of premium licensed content to third parties; provision of applications service provider (“ASP”) services; and Website construction and maintenance.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the basis of consolidation, the revenue recognition, the share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of mezzanine equity, recognition of noncontrolling interest, computation of net income per share, determination of fair value of financial instruments, determination of short-term investments, determination of net accounts receivable, determination of fair value of identifiable assets and liabilities acquired through business combination, accounting for investment in debt securities, assessment of impairment for long-lived assets and goodwill, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Online Game Revenues

We generate online game revenues from operating and licensing MMORPGs and Web-based games in China and overseas.

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

We also derive revenues from licensing our MMORPGs in other countries and territories. The licensing agreements provided for two revenue streams, an initial license fee and a monthly revenue-based royalty based on monthly revenues from the games. The initial license fee consists of both a fixed amount and additional amounts receivable upon achieving certain sales targets. Since we are required to provide when-and-if-available upgrades to the licensees during the license period, both the fixed portion and the additional portion of the initial license fee are recognized ratably as revenue over the license period. The fixed portion of the initial license fee is recognized ratably over the remaining license period from the date the game is launched, and the additional portion of the initial license fee is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly usage-based royalty fee is recognized when earned, provided that collectability is reasonably assured.

We first generated Web-based game revenues after Changyou acquired 68.258% of the equity interests of 7Road. 7Road’s Web-based game is designed to be operated under the item-based revenue model. 7Road has licensed the game to third party operators who offer the game to users in China and other countries on their Websites or terminals. The licensing agreements provided for two revenue streams, an initial fixed license fee and a monthly revenue-based royalty. Since 7Road is required to provide when-and-if-available upgrades to the licensees during the license period, the initial license fee is recognized ratably as revenue over the license period. Since the third party operator is the party that signs the user agreement with its users and is responsible for its users’ experience on its Websites or terminals, 7Road is not the primary obligor, and the net revenue-based royalty paid by the third party operator is recorded as revenue. If the license agreement with the operator requires 7Road to set-up and to maintain the servers to host the Web-based games for the users, 7Road is obliged to provide on-going services to users and we recognize revenue when the virtual items are consumed. Otherwise, we recognize revenue when 7Road is entitled to the revenue-based royalty and collectability is reasonably assured.

Sogou Search and Start-up Page Revenues

Sogou search and start-up page services mainly include pay-for-click services, priority placement services, and online marketing services on the Sogou start-up page. Pay-for-click services mainly consist of displaying the text-based links of our advertisers on our Websites and our Website Alliance network. The priority placement services are placed in our search directory and are normally provided for a fixed fee over the service period of the contracts. Online marketing services mainly consist of displaying the links to our advertisers’ Websites on the Sogou start-up page. Sogou search and start-up page contracts are normally for relatively small amounts and are signed with small and medium-sized enterprises.

Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. Revenue for priority placement services is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenue for online marketing services on the Sogou start-up page is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Wireless Revenues

Wireless revenues are derived from a wide range of wireless products focused on entertainment, information and communications, such as short messaging services (“SMS”), Ring Back Tone (“RBT”), Wireless Application Protocol (“WAP”), multi-media messaging services (“MMS”), interactive voice response (“IVR”) and mobile games. We mainly offer news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ring tones and logo downloads and various other mobile related services to mobile phone users through contracts signed with third party mobile network operators.

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

Wireless service fees are charged on a monthly or per message/download basis. Due to technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate”, which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, we rely on China mobile network operators to provide us billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not provided us the monthly billing confirmations, we use the information generated from our internal system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When we later receive the actual billing confirmation, we then record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates, the differences between the actual facts and our estimates may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended June 30, 2011, 57% of our estimated wireless revenues were confirmed by the monthly billing confirmations received from China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to us.

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

Others Revenues

Other revenues are primarily generated from cinema advertisements, sub-licensing of premium licensed content, sales of software to third parties, provision of ASP services, and Website construction and maintenance.

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

Share-based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors. Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair value of the related share-based awards on their grant dates.

For Sohu’s share-based awards, in determining the fair value of share options granted, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates is applied.

For Changyou’s share-based awards, in determining the fair value of ordinary shares, restricted shares and restricted share units granted in 2008, the income approach/discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the public market price of the underlying shares on the grant dates is applied.

For Sogou’s share-based awards, in determining the fair value of share options granted, the income approach/discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant.

Share-based compensation expense for the ordinary shares granted is fully recognized in the quarter during which these ordinary shares are granted. For share options, restricted shares and restricted share units granted under Sohu’s and Changyou’s share-based awards, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted under Sogou’s share-based awards, compensation expense is recognized on a straight-line basis over the estimated period during which the performance target will be met. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and the related compensation expense is not recorded for that number of awards.

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

Mezzanine Equity

Mezzanine equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price if 7Road achieves specified performance milestones in the coming three years and certain circumstances occur. The put option will expire in 2014.

In accordance with ASC subtopic 480-10, we accrete the balance of noncontrolling interest to its redemption value over the period from the date of the 7Road acquisition to the earliest redemption date of the noncontrolling interest. Any subsequent changes in the redemption value are considered to be changes in accounting estimates and will be amortized over the same period.

Noncontrolling Interest

Noncontrolling interest is the portion of economic interest in Sohu’s majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to Sohu. Currently, the noncontrolling interest in our consolidated financial statements mainly consists of noncontrolling interest for Changyou and Sogou.

Noncontrolling Interest for Changyou

To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations, based on their share of the economic interests in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets.

Noncontrolling Interest for Sogou

To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income/loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ original investments in Series A Preferred shares are accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring.

By virtue of the Sogou Series A Terms and the terms of the restructuring, as Sogou loses money after its restructuring, the net losses will be allocated in the following order: (i) net losses will be allocated to Sohu until its basis in Sogou decreases to zero; (ii) additional net losses will be allocated to Alibaba, China Web and Photon until their investment in Sogou decreases to zero; and (iii) further net losses will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou. Any subsequent net income from Sogou will be allocated in the following order: (i) net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero; (ii) additional net income will be allocated to Alibaba, China Web and Photon to bring their basis back; (iii) further net income will be allocated to Sohu to bring its basis back; and (iv) further net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted for two factors as following:

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

i) the Sogou Series A Terms and the terms of Sogou’s restructuring, and

ii) the percentage of the weighted average number of Sogou shares held by Sohu to the weighted average number of Sogou ordinary shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, investment in debt securities, accounts payable and accrued liabilities. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Short-term Investments

For investments in financial instruments with a variable interest rate indexed to performance of underlying assets, we elected the fair value option at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the consolidated statements of income as other income.

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

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries and VIEs in the PRC (except for Wuxi Sohu New Momentum, a PRC subsidiary set up in May 2010), the United Kingdom, Malaysia, Korea, and India, respectively, are the RMB, British Pound, Malaysian Ringgit, Korean Won, and Indian Rupee, respectively. Wuxi Sohu New Momentum’s functional currency is the U.S. dollar. The functional currency of our subsidiaries in the U.S. and Hong Kong is the U.S. dollar.

Foreign Currency Translation

Assets and liabilities of our China-based subsidiaries and VIEs (not including Wuxi Sohu New Momentum), the United Kingdom, Malaysia, Korea and India are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the consolidated statements of operations.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

In 2010, in order to better present operating results of Sogou after the restructuring, we reclassified certain revenues and cost of revenues from Sogou segment to others segment. To conform to current period presentations, the relevant amounts for prior periods have been reclassified.

REVENUES

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2011		2010		2011 vs 2010	2011		2010		2011 vs 2010
Revenues
Online brand advertising	$67,728	34%	$53,162	36%	$14,566	$124,881	33%	$92,674	34%	$32,207
Online game	101,531	51%	77,721	53%	23,810	196,461	53%	149,793	54%	46,668
Sogou search and start-up page	13,613	7%	3,872	3%	9,741	21,592	6%	6,696	2%	14,896
Wireless	11,645	6%	11,073	8%	572	23,349	6%	24,361	9%	(1,012)
Others	4,188	2%	269	0%	3,919	6,791	2%	2,027	1%	4,764

Total revenues	$198,705	100%	$146,097	100%	$52,608	$373,074	100%	$275,551	100%	$97,523

Total revenues were $198.7 million and $373.1 million, respectively, for the three and six months ended June 30, 2011, compared to $146.1 million and $275.6 million, respectively, for the corresponding periods in 2010. The increase in total revenues from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $52.6 million, and the increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $97.5 million. The increase was mainly attributable to online game revenues and online brand advertising revenues.

Online Brand Advertising Revenues

Online brand advertising revenues were $67.7 million and $124.9 million, respectively, for the three and six months ended June 30, 2011, compared to $53.2 million and $92.7 million, respectively, for the corresponding periods in 2010. The increase in online brand advertising revenues from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $14.5 million, and the increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $32.2 million. The increase was mainly due to an increase in the number of brand advertising customers and strong advertising demand from the IT sector, including e-commerce companies.

We expect online brand advertising revenues to increase in the third quarter of 2011, compared to the second quarter of 2011.

Online Game Revenues

Online game revenues for the second quarter of 2011 include revenues from Changyou’s game operations, overseas licensing revenues and revenues from 7Road. Online game revenues were $101.5 million and $196.5 million, respectively, for the three and six months ended June 30, 2011, compared to $77.7 million and $149.8 million, respectively, for the corresponding periods in 2010. The increase in online game revenues from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $23.8 million, and the increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $46.7 million. The increase was mainly due to increased popularity of our flagship game, TLBB.

We expect online game revenues to increase in the third quarter of 2011, compared to the second quarter of 2011.

Sogou Search and Start-up Page Revenues

Sogou search and start-up page services primarily include pay-for-click services, priority placements in our search directory, and online marketing services on the Sogou start-up page. Revenues from pay-for-click services accounted for approximately 77% and 79%, respectively, of the total Sogou search and start-up page revenues for the three and six months ended June 30, 2011, compared to 80% and 78%, respectively, for the corresponding periods in 2010.

Sogou search and start-up page revenues were $13.6 million and $21.6 million, respectively, for the three and six months ended June 30, 2011, compared to $3.9 million and $6.7 million, respectively, for the corresponding periods in 2010. The increase in Sogou search and start-up page revenues from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $9.7 million, and the increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $14.9 million. The increase was mainly due to increased search traffic and improved monetization of traffic.

We expect Sogou search and start-up page revenues to increase in the third quarter of 2011, compared to the second quarter of 2011.

Wireless Revenues

Wireless revenues were $11.6 million and $23.3 million, respectively, for the three and six months ended June 30, 2011, compared to $11.1 million and $24.4 million, respectively, for the corresponding periods in 2010.

We expect wireless revenues to be flat in the third quarter of 2011 compared to the second quarter of 2011.

Others Revenues

Revenues for other services were $4.2 million and $6.8 million, respectively, for the three and six months ended June 30, 2011, compared to $0.3 million and $2.0 million, respectively, for the corresponding periods in 2010. The increase in other revenues mainly arose from the cinema advertisement business and sub-licensing of premium licensed content.

COSTS AND EXPENSES

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2011		2010		2011 vs 2010	2011		2010		2011 vs 2010
Cost of revenues:
Online brand advertising	$25,781	49%	$22,256	57%	$3,525	$48,226	49%	$39,539	55%	$8,687
Online game	9,950	19%	7,008	18%	2,942	18,918	19%	12,392	17%	6,526
Sogou search and start-up page	6,104	11%	3,343	9%	2,761	10,981	11%	6,096	9%	4,885
Wireless	7,109	13%	5,810	15%	1,299	14,001	14%	12,721	18%	1,280
Others	4,220	8%	504	1%	3,716	6,890	7%	999	1%	5,891

Total cost of revenues	$53,164	100%	$38,921	100%	$14,243	$99,016	100%	$71,747	100%	$27,269

Total cost of revenues was $53.2 million and $99.0 million, respectively, for the three and six months ended June 30, 2011, compared to $38.9 million and $71.7 million, respectively, for the corresponding periods in 2010. The increase in cost of revenues from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $14.3 million, and the increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $27.3 million. The increase was mainly attributable to increased cost of online brand advertising revenues and increased cost of online game revenues.

Cost of Online Brand Advertising Revenues

Cost of online brand advertising revenues mainly consists of salary and benefits expenses, amortization of purchased copyrights, depreciation expenses, content and license costs, bandwidth leasing costs and revenue sharing payments.

Amortization of purchased copyrights is related to titles to movies and television series acquired from external parties. We amortize purchased copyrights over the shorter of the term of the applicable licensing period or the estimated period over which the benefits of the licensing contract will be enjoyed.

Cost of online brand advertising revenues was $25.8 million and $48.2 million, respectively, for the three and six months ended June 30, 2011, compared to $22.3 million and $39.5 million, respectively, for the corresponding periods in 2010.

The increase in cost of online brand advertising revenues from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $3.5 million. The increase was primarily attributable to investment in our video business, mainly consisting of a $2.8 million increase in bandwidth leasing cost, a $1.3 million increase in content and license costs and a $0.3 million increase in facility expenses, offset by a $0.7 million decrease in share-based compensation expense and a $0.3 million decrease in salary and benefits expenses.

The increase in cost of online brand advertising revenues from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $8.7 million. The increase was primarily attributable to investment in our video business, mainly consisting of a $4.7 million increase in bandwidth leasing cost, a $4.7 million increase in content and license costs and a $0.7 million increase in facility expenses, offset by a $1.0 million decrease in share-based compensation expense and a $0.9 million decrease in salary and benefits expenses.

Our online brand advertising gross margin was 62% and 61%, respectively, for the three and six months ended June 30, 2011, as compared to 58% and 57%, respectively, for the corresponding periods in 2010. The increase in our online brand advertising gross margin was due to the growth in online brand advertising revenues having been faster than the increase in cost of online brand advertising revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-based royalty payments to game developers, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, PRC business tax and value-added tax (“VAT”) arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of online game revenues was $10.0 million and $18.9 million, respectively, for the three and six months ended June 30, 2011, compared to $7.0 million and $12.4 million, respectively, for the corresponding periods in 2010.

The increase in cost of online game revenues from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $3.0 million. The increase mainly consisted of a $1.1 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce, a $0.9 million increase in bandwidth leasing costs, a $0.6 million increase in revenue-based royalty payments to game developers and a $0.2 million increase in depreciation expenses.

The increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $6.5 million.

The increase mainly consisted of a $2.3 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce, a $1.7 million increase in revenue-based royalty payments to game developers, a $1.6 million increase in bandwidth leasing costs and a $0.7 million increase in depreciation expenses.

Our online game gross margin was 90% both for the three and six months ended June 30, 2011, as compared to 91% and 92%, respectively, for the corresponding periods in 2010.

Cost of Sogou Search and Start-up Page Revenues

Cost of Sogou search and start-up page revenues mainly consists of payments to our Website Alliance and depreciation and bandwidth leasing costs.

Cost of Sogou search and start-up page revenues was $6.1 million and $11.0 million, respectively, for the three and six months ended June 30, 2011, compared to $3.3 million and $6.1 million, respectively, for the corresponding periods in 2010.

The increase in cost of Sogou search and start-up page revenues from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $2.8 million. The increase mainly consisted of a $1.9 million increase in payments to our Website Alliance and a $0.8 million increase in depreciation and bandwidth leasing costs.

The increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $4.9 million. The increase mainly consisted of a $3.4 million increase in payments to our Website Alliance and a $1.4 million increase in depreciation and bandwidth leasing costs.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $7.1 million and $14.0 million, respectively, for the three and six months ended June 30, 2011, compared to $5.8 million and $12.7 million, respectively, for the corresponding periods in 2010.

The collection and transmission charges vary among the mobile network operators. The collection charges and transmission fees mainly include (1) a gateway fee of $0.005 to $0.031 per message in the second quarter of 2011, and $0.003 to $0.029 per message in the second quarter of 2010, depending on the volume of the monthly total wireless messages, and (2) a collection fee of 15% to 87% of total fees collected by the mobile network operators from mobile phone users (with the residual paid to us) in the second quarter of 2011, compared to 0% to 80% in the second quarter of 2010.

Our wireless gross margin was 39% and 40%, respectively, for the three and six months ended June 30, 2011, as compared to 48% both for the corresponding periods in 2010. The decrease in our wireless gross margin was due to the growth in wireless revenues having been slower than the increase in cost of wireless revenues.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payment to cinemas or cinema circuits for pre-filming advertisement slots; personnel and other expenses in connection with sales of software, provision of ASP services and construction and maintenance of Websites.

Cost of revenues for other services was $4.2 million and $6.9 million, respectively, for the three and six months ended June 30, 2011, compared to $0.5 million and $1.0 million, respectively, for the corresponding periods in 2010. The increase in cost of revenues for other services from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $3.7 million. The increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $5.9 million. The increase was mainly attributable to costs for our cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2011		2010		2011 vs 2010	2011		2010		2011 vs 2010
Operating expenses:
Product development	$24,858	32%	$16,881	30%	$7,977	$47,640	34%	$32,399	31%	$15,241
Sales and marketing	38,316	50%	29,606	53%	8,710	68,493	48%	52,615	50%	15,878
General and administrative	12,982	17%	9,384	17%	3,598	24,980	18%	19,267	19%	5,713
Amortization of intangible assets	597	1%	139	0%	458	789	0%	247	0%	542

Total operating expenses	$76,753	100%	$56,010	100%	$20,743	$141,902	100%	$104,528	100%	$37,374

Total operating expenses were $76.8 million and $141.9 million, respectively, for the three and six months ended June 30, 2011, compared to $56.0 million and $104.5 million, respectively, for the corresponding periods in 2010. The increase in operating expenses from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $20.8 million, and the increase from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $37.4 million. The increase was mainly attributable to increases in product development expenses and sales and marketing expenses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for the enhancement to and maintenance of our Websites as well as costs associated with new product development and enhancement for existing products and services.

Product development expenses were $24.9 million and $47.6 million, respectively, for the three and six months ended June 30, 2011, compared to $16.9 million and $32.4 million, respectively, for the corresponding periods in 2010.

The increase in product development expenses from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $8.0 million. The increase mainly consisted of a $6.8 million increase in salary and benefits expenses and a $1.2 million increase in content and license expenses.

The increase in product development expenses from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $15.2 million. The increase mainly consisted of a $12.4 million increase in salary and benefits expenses and a $2.2 million increase in content and license expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Sales and marketing expenses were $38.3 million and $68.5 million, respectively, for the three and six months ended June 30, 2011, compared to $29.6 million and $52.6 million, respectively, for the corresponding periods in 2010.

The increase in sales and marketing expenses from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $8.7 million. The increase mainly consisted of a $5.3 million increase in salary and benefits expenses, a $2.7 million increase in advertising and promotional expenditures and a $0.4 million increase in facility expenses.

The increase in sales and marketing expenses from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $15.9 million. The increase mainly consisted of a $9.2 million increase in salary and benefits expenses, a $3.4 million increase in advertising and promotional expenditures and a $0.8 million increase in facility expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees and office expenses.

General and administrative expenses were $13.0 million and $25.0 million, respectively, for the three and six months ended June 30, 2011, compared to $9.4 million and $19.3 million, respectively, for the corresponding periods in 2010.

The increase in general and administrative expenses from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $3.6 million. The increase mainly consisted of a $2.5 million increase in salary and benefits expenses, a $0.5 million increase in professional service fees and a $0.3 million increase in office expenses.

The increase in general and administrative expenses from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $5.7 million. The increase mainly consisted of a $3.1 million increase in salary and benefits expenses, a $1.2 million increase in professional service fees, and a $0.5 million increase in office expenses.

Amortization of Intangible Assets

Amortization of intangible assets mainly related to the acquisitions of the 17173.com, Focus.cn, GoodFeel and Go2Map.

Amortization of intangible assets was $0.6 million and $0.8 million, respectively, for the three and six months ended June 30, 2011, compared to $0.1 million and $0.2 million, respectively, for the corresponding periods in 2010.

Share-based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the three and six months ended June 30, 2011 and June 30, 2010, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2011	2010	2011	2010
Cost of revenues	$555	$1,248	$1,290	$2,283
Product development expenses	1,421	2,218	3,193	4,663
Sales and marketing expenses	872	1,176	1,961	2,131
General and administrative expenses	1,568	1,811	3,240	3,904

	$4,416	$6,453	$9,684	$12,981

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2011	2010	2011	2010
For Sohu’s share-based awards	$2,593	$4,498	$6,128	$8,083
For Changyou’s share-based awards	1,305	1,955	3,038	4,898
For Sogou’s share-based awards	518	0	518	0

	$4,416	$6,453	$9,684	$12,981

For Sohu’s share options, as of June 30, 2011 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu’s restricted share units, as of June 30, 2011 there was $13.1 million of related unrecognized compensation expense.

For Changyou’s share-based awards, as of June 30, 2011, there was $5.4 million of unrecognized compensation expense.

For Sogou’s share-based awards, as of June 30, 2011, there was $1.2 million of unrecognized compensation expense.

Operating Profit

As a result of the foregoing, our operating profit was $68.8 million and $132.2 million, respectively, for the three and six months ended June 30, 2011, compared to $51.2 million and $99.3 million, respectively, for the corresponding periods in 2010.

Other Income (Expense)

Other income was $1.5 million and $2.0 million, respectively, for the three and six months ended June 30, 2011, compared to other expense of $0.3 million and $0.4 million, respectively, for the corresponding periods in 2010.

Interest Income and Exchange Difference

For the three months ended June 30, 2011, interest income and exchange difference was $1.6 million, comprising interest income of $3.3 million, offset by exchange loss of $1.7 million. For the six months ended June 30, 2011, interest income and exchange difference was $3.9 million, comprising interest income of $6.0 million, offset by exchange loss of $2.1 million. For the three and six months ended June 30, 2010, interest income and exchange difference was $1.0 million and $2.2 million, respectively, mainly consisted of interest income.

Income Tax Expense

Income tax expense was $10.3 million and $21.3 million, respectively, for the three and six months ended June 30, 2011, compared to $6.3 million and $14.3 million, respectively, for the corresponding periods in 2010.

The increase in income tax expense from the three months ended June 30, 2010 to the three months ended June 30, 2011 was $4.0 million. The increase was mainly due to a $2.6 million increase in income tax expense for online game business.

The increase in income tax expense from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $7.0 million. The increase was mainly due to a $5.3 million increase in income tax expense for online game business.

Net Income

For the three and six months ended June 30, 2011, we had net income of $61.6 million and $116.8 million, respectively, compared to $45.5 million and $86.8 million, respectively, for the corresponding periods of 2010.

For the three months ended June 30, 2011, we had net income of $61.6 million, including $10.2 million from online brand advertising, wireless and others segment, $54.6 million from Changyou segment, and negative $3.2 million from Sogou segment. For the three months ended June 30, 2010, we had net income of $45.5 million, including $9.7 million from online brand advertising, wireless and others segment, $42.1 million from Changyou segment, and negative $6.3 million from Sogou segment.

For the six months ended June 30, 2011, we had net income of $116.8 million, including $19.3 million from online brand advertising, wireless and others segment, $107.5 million from Changyou segment, and negative $10.0 million from Sogou segment. For the six months ended June 30, 2010, we had net income of $86.8 million, including $18.8 million from online brand advertising, wireless and others segment, $81.8 million from Changyou segment, and negative $13.8 million from Sogou segment.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $17.0 million and $27.3 million, respectively, for the three and six months ended June 30, 2011, compared to $12.0 million and $23.1 million, respectively, for the corresponding periods in 2010.

The increase in net income attributable to noncontrolling interest was mainly due to increased net income of Changyou.

We expect the noncontrolling interest recognized for Changyou to increase in the third quarter of 2011, compared to the second quarter of 2011, due to vesting of share-based awards as described in Note 11 - Sohu.com Inc. Shareholders’ Equity - Changyou.com Limited Share-based Awards, as well as the increase in Changyou’s net income.

We expect the noncontrolling interest recognized for Sogou to remain at a low level in the third quarter of 2011.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $44.3 million and $89.1 million, respectively, for the three and six months ended June 30, 2011, compared to $33.5 million and $63.6 million, respectively, for the corresponding periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investment in debt securities, as well as the cash flows generated from our operations.

As of June 30, 2011, we had cash and cash equivalents, short-term investments and investment in debt securities of approximately $811.4 million. As of June 30, 2010, we had cash and cash equivalents of approximately $599.1 million. Cash equivalents primarily comprise time deposits.

Sohu entered into an agreement to purchase an office building to be built in Beijing, which will serve as our headquarters, for a purchase price of $124 million. As of June 30, 2011, $80 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $44 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $153 million. As of June 30, 2011, $61 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $92 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

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

Our cash flows were summarized below (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$156,078	$100,536
Net cash used in investing activities	(131,087)	(65,558)
Net cash provided by (used in) financing activities	2,710	(1,470)
Effect of exchange rate change on cash and cash equivalents	11,965	1,815

Net increase in cash and cash equivalents	39,666	35,323
Cash and cash equivalents at beginning of period	678,389	563,782

Cash and cash equivalents at end of period	$718,055	$599,105

Net Cash Provided by Operating Activities

For the six months ended June 30, 2011, $156.1 million net cash provided by operating activities was primarily attributable to our net income of $116.8 million, adjusted by non-cash items of share-based compensation expense of $9.7 million, depreciation and amortization of $26.9 million, cash from working capital items of $4.4 million and other miscellaneous non-cash expense of $1.2 million, offset by a decrease in cash of $1.8 million from fair value change in debt securities and $1.1 million from excess tax benefits.

For the six months ended June 30, 2010, $100.5 million net cash provided by operating activities was primarily attributable to our net income of $86.8 million, adjusted by non-cash items of share-based compensation expense of $13.0 million, depreciation and amortization of $11.1 million and other miscellaneous non-cash expense of $0.4 million, offset by a decrease in cash from working capital items of $9.6 million and $1.2 million from excess tax benefits.

In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise affect cash flows.

Net Cash Used in Investing Activities

For the six months ended June 30, 2011, $131.1 million net cash used in investing activities was primarily attributable to $61.0 million used in acquiring fixed assets, intangible assets and prepaid non-current assets and $70.1 million used in business acquisitions and investing activities.

For the six months ended June 30, 2010, $65.6 million net cash used in investing activities was primarily attributable to a $52.2 million used in acquiring fixed assets, intangible assets and prepaid non-current assets and $13.4 million used in business acquisition.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2011, $2.7 million net cash provided by financing activities was primarily attributable to $1.4 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, $1.1 million excess tax benefits mentioned in above “Net Cash Provided by Operating Activities,” and $0.2 million in proceeds from noncontrolling shareholders.

For the six months ended June 3, 2010, $1.5 million net cash used in financing activities was primarily attributable to repayment of a $3.0 million loan by one of Sohu’s subsidiaries to a third party, offset by a $1.2 million in excess tax benefits mentioned above in “Net Cash Provided by Operating Activities,” and $0.3 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan.

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

Also, under regulations of the State Administration of Foreign Exchange, ("SAFE"), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the “Reconsideration of Effective Control for Repurchase Agreement.” The revised guidance specifies the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control, which should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets if an entity enters into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The revised guidance removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The revised guidance is effective prospectively to transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. We have not early adopted the new guidance and are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In May 2011, FASB issued revised guidance on the “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. We have not early adopted the new guidance and are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the “Presentation of Comprehensive Income”. The revised guidance requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income and eliminates one presentation option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The revised guidance states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The revised guidance is to be applied retrospectively and is effective for interim or annual periods beginning after December 15, 2011. We have not early adopted the new guidance and are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. In early August 2011, the center point of the currency’s official trading band hit 6.436 representing appreciation of more than 5%. As a result of the announcement, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of June 30, 2011, which consisted of cash and cash equivalents, short-term investments, investment in debt securities, account receivables, prepaid and other current assets, and current liabilities. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	208,899	507,061	1,533	562	718,055
Short-term investments	0	16,070	0	0	16,070
Investment in debt securities	0	77,280	0	0	77,280
Account Receivables	1,336	84,470	28	164	85,998
Prepaid and other current assets	3,051	23,678	4	391	27,124
Current liabilities	18,266	244,833	99	12	263,210

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 5.4% in the first half of 2011. This rate of inflation was the highest in the past two years, and there may be further inflation in the future, which could have a material adverse effect on our business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and Form 10-Q for the quarterly period ended March 31, 2011, respectively.

ITEM 1A. RISK FACTORS

Due to recent Chinese accounting scandals, the price of our common stock might fluctuate significantly and if our stock price drops sharply, we may be subject to shareholder litigation, which could cause our stock price to fall further.

In the past few months, there have been well-publicized accounting problems at several U.S.-listed Chinese companies that have resulted in significant drops in the trading prices of their shares and, in some cases, have led to the resignation of outside auditors, trading halts or share de-listings by NASDAQ or the New York Stock Exchange, and investigations by the Division of Enforcement of the U.S. Securities and Exchange Commission. Many, but not all, of the companies involved in these scandals had entered the U.S. trading market through “reverse mergers” into publicly traded shells. The scandals have had a broad effect on Chinese companies with shares listed in the United States. For example, Interactive Brokers Group joined other brokers in banning clients from borrowing money to buy securities of any of 160 Chinese companies, including Sina, Sohu and most PRC-based Internet companies. We believe that, although we have had effective internal controls since our listing in NASDAQ in 2000 and we were one of the few Chinese companies to report no material weaknesses in internal controls over financial reporting in the first year that Section 404 of the Sarbanes-Oxley Act of 2002 was in effect, such accounting scandals in other Chinese companies could have an adverse effect on the market for shares of our common stock. Investors could lose confidence in PRC companies in general, which could lead to fluctuations in the market prices of our common stock and, if such prices were to drop sharply, could subject us to shareholder litigation, which could cause the price for our shares to drop further.

With the exception of the forgoing, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011.

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

During the three months ended June 30, 2011, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2011

SOHU.COM INC.

By:	/s/ Carol Yu Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June 30, 2011

EXHIBITS INDEX

2.1*	Share Transfer Framework Agreement, dated April 22, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.