Form 10-Q/A
period 2011-06-30
SOHU COM INC
filed 2011-09-07
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10- Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report, which was not disseminated with the original filing of our Form 10-Q, provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.

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

Dated: September 7, 2011

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June 30, 2011

EXHIBITS INDEX

2.1*	Share Transfer Framework Agreement, dated April 22, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

**101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted information has been filed separately with the Securities and Exchange Commission.
**	Filed herewith