Form 10-Q
period 2011-09-30
SOHU COM INC
filed 2011-11-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2011
Common stock, $.001 par value	38,071,640

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$707,423	$678,389
Short-term investments	22,319	0
Investment in debt securities	78,679	75,529
Accounts receivable, net	99,424	62,603
Prepaid and other current assets (including nil and $4,983, respectively, shareholder loan to an equity investee)	38,040	19,646

Total current assets	945,885	836,167

Fixed assets, net	149,660	120,627
Goodwill	181,273	67,761
Intangible assets, net	83,189	17,308
Prepaid non-current assets	180,101	137,999
Other assets	6,933	7,728

Total assets	$1,547,041	$1,187,590

LIABILITIES
Current liabilities:
Accounts payable	$29,614	$5,940
Accrued liabilities	95,437	65,229
Receipts in advance and deferred revenue	64,250	51,513
Accrued salary and benefits	39,548	35,409
Taxes payable	33,091	31,719
Other short-term liabilities	24,758	21,862
Contingent consideration	14,747	0

Total current liabilities	301,445	211,672

Long-term accounts payable	2,615	0
Deferred tax liabilities	5,329	0
Contingent consideration	18,299	1,359

Total long-term liabilities	26,243	1,359

Total liabilities	327,688	213,031

Commitments and contingencies
MEZZANINE EQUITY	55,664	0
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,072 shares and 38,025 shares, respectively, issued and outstanding)	44	43
Additional paid-in capital	325,683	338,033
Treasury stock (5,639 and 5,389 shares, respectively)	(131,292)	(114,690)
Accumulated other comprehensive income	68,450	38,228
Retained earnings	670,388	534,503

Total Sohu.com Inc. shareholders’ equity	933,273	796,117
Noncontrolling interest	230,416	178,442

Total shareholders’ equity	1,163,689	974,559

Total liabilities, mezzanine equity and shareholders’ equity	$1,547,041	$1,187,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Online advertising:
Brand advertising	$76,572	$59,083	$201,453	$151,757
Search and others	18,410	5,357	40,002	12,053

Subtotal of online advertising revenues	94,982	64,440	241,455	163,810

Online game	115,798	85,623	312,259	235,416
Wireless	14,210	13,594	37,559	37,955
Others	7,870	407	14,661	2,434

Total revenues	232,860	164,064	605,934	439,615
Cost of revenues:
Online advertising:
Brand advertising	31,643	23,256	79,869	62,795
Search and others	7,521	3,650	18,502	9,746

Subtotal of cost of online advertising revenues	39,164	26,906	98,371	72,541

Online game	14,578	8,537	33,496	20,929
Wireless	8,727	7,381	22,728	20,102
Others	4,469	352	11,359	1,351

Total cost of revenues	66,938	43,176	165,954	114,923

Gross profit	165,922	120,888	439,980	324,692

Operating expenses:
Product development	28,019	19,479	76,171	51,882
Sales and marketing	48,640	25,410	117,133	78,025
General and administrative	15,655	10,757	40,912	30,267

Total operating expenses	92,314	55,646	234,216	160,174

Operating profit	73,608	65,242	205,764	164,518

Other income /(expense)	3,249	(939)	5,238	(1,294)
Interest income	4,314	1,611	10,312	4,034
Exchange difference	(2,420)	(561)	(4,504)	(827)

Income before income tax expense	78,751	65,353	216,810	166,431
Income tax expense	14,441	11,340	35,724	25,632

Net income	64,310	54,013	181,086	140,799
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	1,092	0	1,453	0
Net income attributable to the noncontrolling interest shareholders	16,406	13,004	43,748	36,146

Net income attributable to Sohu.com Inc.	$46,812	$41,009	$135,885	$104,653

Basic net income per share attributable to Sohu.com Inc.	$1.22	$1.08	$3.55	$2.77

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,298	37,896	38,262	37,832

Diluted net income per share attributable to Sohu.com Inc.	$1.17	$1.01	$3.28	$2.55

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,844	38,377	38,824	38,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$181,086	$140,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,143	15,320
Share-based compensation expense	14,061	19,542
Amortization and impairment of intangible assets	26,342	2,899
Provision for allowance for doubtful accounts	911	88
Excess tax benefits from share-based payment arrangements	(1,401)	(1,888)
Fair value change in debt securities	(3,151)	0
Others	111	832
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(22,957)	(19,002)
Prepaid and other current assets	1,699	(8,449)
Accounts payable	5,418	2,873
Taxes payable	65	2,578
Accrued liabilities	22,177	16,804
Receipts in advance and deferred revenue	10,833	8,413
Other short-term liabilities	2,154	3,308

Net cash provided by operating activities	256,491	184,117
Cash flows from investing activities:
Purchase of fixed assets	(84,130)	(125,522)
Purchase of debt securities	0	(74,615)
Purchase of intangible and other assets	(45,936)	(5,305)
Purchase of short-term investments	(30,937)	0
Proceeds from maturities of short-term investments	26,544	0
Acquisitions, net of cash acquired	(71,129)	(4,376)
Other cash payments relating to investing activities	(4,348)	(9,790)

Net cash used in investing activities	(209,936)	(219,608)
Cash flows from financing activities:
Issuance of common stock	1,507	968
Repurchase of common stock	(16,601)	0
Purchase of shares in subsidiary	(25,675)	0
Cash contribution received from the noncontrolling interest shareholders	159	0
Excess tax benefits from share-based payment arrangements	1,401	1,888
Other cash payments relating to financing activities	0	(3,000)

Net cash used in financing activities	(39,209)	(144)
Effect of exchange rate changes on cash and cash equivalents	21,688	6,515

Net increase (decrease) in cash and cash equivalents	29,034	(29,120)
Cash and cash equivalents at beginning of period	678,389	563,782

Cash and cash equivalents at end of period	$707,423	$534,662

Supplemental schedule of non-cash investing activity:
Consideration payable for business acquisitions	32,066	3,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2011

(In thousands)

	Total	Comprehensive Income	Sohu.com Inc. Shareholders’ Equity					Noncontrolling Interest
			Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings
Beginning balance	$974,559	$0	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442
Contribution received from the noncontrolling interest shareholders	159	0	0	0	0	0	0	159
Issuance of common stock	1,507	0	1	1,506	0	0	0	0
Repurchase of common stock	(16,602)	0	0	0	(16,602)	0	0	0
Purchase of shares in subsidiary	(25,675)	0	0	(17,132)	0	0	0	(8,543)
Share-based compensation expense	14,061	0	0	8,675	0	0	0	5,386
Settlement of share-based awards in subsidiary	0	0	0	(6,800)	0	0	0	6,800
Excess tax benefits from share-based awards	1,401	0	0	1,401	0	0	0	0
Comprehensive income:
Net income	179,633	179,633	0	0	0	0	135,885	43,748
Other comprehensive income:
Foreign currency translation adjustment	34,646	34,646	0	0	0	30,222	0	4,424

Total other comprehensive income	34,646	34,646

Total comprehensive income	214,279	214,279

Comprehensive income attributable to the noncontrolling interest shareholders		(48,172)

Comprehensive income attributable to Sohu.com Inc.		$166,107

Ending balance	$1,163,689		$44	$325,683	$(131,292)	$68,450	$670,388	$230,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2010

(In thousands)

	Total	Comprehensive Income	Sohu.com Inc. Shareholders’ Equity					Noncontrolling Interest
			Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings
Beginning balance	$677,776	$0	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995
Issuance of common stock	968	0	0	968	0	0	0	0
Share-based compensation expense	19,542	0	0	11,558	0	0	0	7,984
Excess tax benefits from share-based awards	1,888	0	0	1,888	0	0	0	0
Comprehensive income:
Net income	140,799	140,799	0	0	0	0	104,653	36,146
Other comprehensive income:
Foreign currency translation adjustment	11,080	11,080	0	0	0	9,388	0	1,692

Total other comprehensive income	11,080	11,080

Total comprehensive income	151,879	151,879

Comprehensive income attributable to the noncontrolling interest shareholders		(37,838)

Comprehensive income attributable to Sohu.com Inc.		$114,041

Ending balance	$852,053		$43	$331,466	$(114,690)	$30,890	$490,527	$113,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading online media, search, navigating, gaming, community and mobile service group providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group”) mainly offers online advertising services (including brand advertising services as well as search and others services), online game services (through Changyou.com Limited), and wireless services through its Internet sites: sohu.com, 17173.com, focus.cn, chinaren.com, sogou.com and changyou.com.

Online advertising and online game are the core businesses of the Sohu Group. Online advertising business consists of brand advertising business as well as search and others business. Brand advertising services consist of providing advertisements on the Sohu Group’s portal Websites to companies seeking to increase their brand awareness online. Search and others services consist of providing customers, especially small and medium-sized enterprises, with pay-for-click services, priority placements in search directory, and online marketing services on the Sogou home page, which is the default home page of Sogou browser. The online game business, consisting of multi-player online role-playing games (“MMORPGs”) and web- based games, is conducted by a majority-owned subsidiary, Changyou.com Limited (“Changyou”). As of September 30, 2011, Changyou was operating nine MMORPGs, (i) Tian Long Ba Bu (“TLBB”), (ii) Duke of Mount Deer (“DMD”), (iii) Blade Online (“BO”), (iv) Blade Hero 2 (“BH 2”) which is the sequel to BO, (v) Da Hua Shui Hu (“DHSH”), (vi) Zhong Hua Ying Xiong (“ZHYX”), (vii) Immortal Faith (“IF”), (viii) San Jie Qi Yuan (“SJQY”); and (ix) Legend of Ancient World (“LAW”). TLBB is Changyou’s first in-house developed MMORPG and is one of the most popular online games in China. DMD is Changyou’s second in-house developed MMORPG, which was launched in July 2011. The web-based game business is conducted by a newly acquired majority-owned variable interest entity of Changyou, Shenzhen 7Road Technology Co, Ltd (“7Road”). 7Road’s in-house developed web-based game, DDTank, is one of the most popular web-based games in China.

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, as Sohu is Changyou’s controlling shareholder, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of September 30, 2011, approximately 31% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. In the third quarter of 2011, the Company noted changes in the pattern of the benefits that it derived from some of its licensed video content as reflected by the accumulative viewership pattern. As a result, the amortization of such video content was accelerated. If the Company had continued amortizing the video content costs using the old method, about $2 million less in costs would have been recorded in the third quarter of 2011, with a $0.05 impact to both basic and diluted net income per share attributable to Sohu.com Inc. The change was considered a change in accounting estimate effective in the third quarter of 2011 and therefore was applied prospectively. Results for the nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

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

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering of 7,500,000 Class A ordinary shares on the NASDAQ Global Select Market, and Sohu sold 9,750,000 Class A ordinary shares of Changyou. Changyou American depositary shares (“ADSs”), each of which represents two Class A ordinary shares, trade on the NASDAQ Global Select Market under the symbol “CYOU.”

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

Sohu’s Shareholding in Changyou

Shareholding and Control

As of September 30, 2011, Changyou had outstanding a combined total of 105,011,000 Class A and Class B ordinary shares, consisting of (i) 1,500,000 Class A ordinary shares purchased by Sohu on the open market during the third quarter of 2011; (ii) 70,250,000 Class B ordinary shares held by Sohu through its indirectly wholly-owned subsidiary Sohu.com (Game) Limited (“Sohu Game”); (iii) 14,040,000 Class B ordinary shares held by Tao Wang through Prominence, including 2,000,000 Class B restricted ordinary shares that were not vested; (iv) 16,710,000 Class A ordinary shares held by public shareholders; (v) 1,805,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon conversion of Class B ordinary shares that had been issued upon the vesting and settlement of Class B restricted share units granted to them; and (vi) 706,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon the vesting and settlement of Class A restricted share units granted to them.

As of September 30, 2011, treating Tao Wang’s 2,000,000 Class B restricted ordinary shares as owned by Tao Wang, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 82% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire Board of Directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu will continue to consolidate Changyou in Sohu’s consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, as discussed in Note 14 – Noncontrolling Interest – Noncontrolling Interest for Changyou.

Economic Interest

Because Tao Wang’s 2,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, for accounting purposes those shares are treated as owned by Sohu, rather than as owned by Tao Wang, and therefore those shares are not included in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, as of September 30, 2011, Sohu was treated as holding approximately 69% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 31% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements, as discussed in Note 14 – Noncontrolling Interest – Noncontrolling Interest for Changyou.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the Class B restricted ordinary shares granted to Tao Wang become vested, and the restricted share units granted to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees and certain Sohu employees become vested and settled, and as Sohu repurchases Changyou ADSs representing Class A ordinary shares.

Dilutive Impact

As of September 30, 2011, Changyou had outstanding a combined total of 1,881,200 Class A and Class B restricted ordinary shares and restricted share units.

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

In the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou is calculated treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 15 - Net Income per Share.

3.	Sogou Transactions

Restructuring Transactions

During 2010, the Company restructured the Search business in preparation for the sale by its online search subsidiary Sogou Inc. (“Sogou”) of newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang.

In the restructuring, the Company transferred to Sogou certain assets and liabilities associated with the mobile version of Sogou Pinyin, and transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou will remain liable for a loan payable to Sohu in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in the Search business and previously funded by Sohu.

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

Sogou’s 2010 Share Incentive Plan

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. In March 2011, the Boards of Directors of Sohu and Sogou approved a program of grants pursuant to which, on April 1, 2011, Sogou issued options for the purchase of 18,930,500 ordinary shares. As of September 30, 2011, Sogou had issued options for the purchase of 19,493,600 ordinary shares.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period, therefore each installment is considered to be granted at that date.

Share-based Awards to Sohu Management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of September 30, 2011, Sohu had issued options for the purchase of 8,773,000 Sogou ordinary shares options to Sohu management and key employees under this arrangement. These share options will become vested and exercisable in four equal installments, with each installment vesting upon Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each period, therefore each installment is considered to be granted at that date.

Sohu’s Shareholding in Sogou

Shareholding and Control

As of September 30, 2011, Sogou had outstanding a combined total of 216,000,000 ordinary shares and Series A preferred shares, consisting of (i) 139,200,000 ordinary shares held by Sohu; (ii) 24,000,000 Series A preferred shares held by Alibaba; (iii) 14,400,000 Series A preferred shares held by China Web; (iv) 38,400,000 Series A preferred shares held by Photon.

As of September 30, 2011, Sohu held 64% of the combined total of Sogou’s outstanding ordinary shares and Series A preferred shares. As a result, Sohu had the power to elect the entire Board of Directors of Sogou and determine the outcome of all matters submitted to a shareholder vote. As Sogou’s controlling shareholder, Sohu will continue to consolidate Sogou in Sohu’s consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than Sohu, as discussed in Note 14 – Noncontrolling Interest – Noncontrolling Interest for Sogou.

Dilutive Impact

Because no ordinary shares will be issued with respect to these share options granted by Sogou until they are vested and exercised, the Sogou shares underlying the unvested share options granted by Sogou are not included as outstanding shares of Sogou, and have no impact on Sohu’s basic net income per share. In addition, as no Sogou share options will be vested until the applicable performance targets are met, the share options have no dilutive impact on Sohu’s diluted net income per share until they are vested. See Note 15 – Net Income per Share.

4.	Segment Information

There are five business segments that constitute the primary reporting segments of Sohu Group. They are Changyou, which mainly consists of online game business, Sogou, which mainly consists of search and others business (providing search and home page services to customers), brand advertising, wireless and others. Beginning with the second quarter of 2011, to better reflect management’s perspective and match the segment with the entity, the Company changed the segment name of game and sponsored search to Changyou and Sogou, respectively.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2011
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$80,752	$14,210	$4,655	$99,617	$119,013	$18,814	$(4,584)	$232,860
Segment cost of revenues	(31,527)	(8,727)	(1,009)	(41,263)	(18,017)	(7,521)	116	(66,685)

Segment gross profit (loss)	$49,225	$5,483	$3,646	58,354	100,996	11,293	(4,468)	166,175

SBC (2) in cost of revenues				(232)	(21)	0	0	(253)

Gross profit				58,122	100,975	11,293	(4,468)	165,922

Operating expenses:
Product development				(9,878)	(11,532)	(4,976)	0	(26,386)
Sales and marketing				(26,931)	(20,232)	(5,071)	4,468	(47,766)
General and administrative				(6,727)	(6,387)	(924)	0	(14,038)
SBC (2) in operating expenses				(1,919)	(942)	(1,202)	(61)	(4,124)

Total operating expenses				(45,455)	(39,093)	(12,173)	4,407	(92,314)

Operating profit				12,667	61,882	(880)	(61)	73,608
Other income				2,108	1,139	2	0	3,249
Interest income				875	3,404	35	0	4,314
Exchange difference				(1,753)	(160)	(507)	0	(2,420)
Income tax expense				(2,081)	(12,360)	0	0	(14,441)

Net income				$11,816	$53,905	$(1,350)	$(61)	$64,310

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended September 30, 2010
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$61,597	$13,594	$407	$75,598	$85,624	$5,416	$(2,574)	$164,064
Segment cost of revenues	(22,234)	(7,381)	(351)	(29,966)	(8,497)	(3,659)	9	(42,113)

Segment gross profit (loss)	$39,363	$6,213	$56	45,632	77,127	1,757	(2,565)	121,951

SBC (2) in cost of revenues				(1,023)	(40)	0	0	(1,063)

Gross profit				44,609	77,087	1,757	(2,565)	120,888

Operating expenses:
Product development				(3,996)	(9,300)	(3,945)	0	(17,241)
Sales and marketing				(14,790)	(9,703)	(2,161)	2,515	(24,139)
General and administrative				(4,748)	(2,909)	(1,111)	0	(8,768)
SBC (2) in operating expenses				(3,086)	(1,749)	(663)	0	(5,498)

Total operating expenses				(26,620)	(23,661)	(7,880)	2,515	(55,646)

Operating profit				17,989	53,426	(6,123)	(50)	65,242
Other income /(expense)				(228)	(713)	2	0	(939)
Interest income				416	1,194	1	0	1,611
Exchange difference				(397)	(151)	(13)	0	(561)
Income tax expense				(2,876)	(8,464)	0	0	(11,340)

Net income				$14,904	$45,292	$(6,133)	$(50)	$54,013

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Nine Months Ended September 30, 2011
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$210,136	$37,559	$5,793	$253,488	$321,127	$40,664	$(9,345)	$605,934
Segment cost of revenues	(78,729)	(22,728)	(1,165)	(102,622)	(43,617)	(18,502)	330	(164,411)

Segment gross profit (loss)	$131,407	$14,831	$4,628	150,866	277,510	22,162	(9,015)	441,523

SBC (2) in cost of revenues				(1,470)	(73)	0	0	(1,543)

Gross profit				149,396	277,437	22,162	(9,015)	439,980

Operating expenses:
Product development				(25,328)	(33,002)	(13,015)	0	(71,345)
Sales and marketing				(68,629)	(40,439)	(14,245)	9,015	(114,298)
General and administrative				(17,094)	(16,169)	(2,792)	0	(36,055)
SBC (2) in operating expenses				(5,628)	(4,042)	(2,892)	44	(12,518)

Total operating expenses				(116,679)	(93,652)	(32,944)	9,059	(234,216)

Operating profit				32,717	183,785	(10,782)	44	205,764
Other income				5,023	208	7	0	5,238
Interest income				2,659	7,588	65	0	10,312
Exchange difference				(3,367)	(489)	(648)	0	(4,504)
Income tax expense				(5,957)	(29,767)	0	0	(35,724)

Net income				$31,075	$161,325	$(11,358)	$44	$181,086

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Nine Months Ended September 30, 2010
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$159,865	$37,955	$2,434	$200,254	$235,417	$12,281	$(8,337)	$439,615
Segment cost of revenues	(59,602)	(20,102)	(1,348)	(81,052)	(20,779)	(9,776)	30	(111,577)

Segment gross profit (loss)	$100,263	$17,853	$1,086	119,202	214,638	2,505	(8,307)	328,038

SBC (2) in cost of revenues				(3,196)	(150)	0	0	(3,346)

Gross profit				116,006	214,488	2,505	(8,307)	324,692

Operating expenses:
Product development				(12,684)	(21,462)	(10,835)	0	(44,981)
Sales and marketing				(44,117)	(31,006)	(7,609)	8,109	(74,623)
General and administrative				(12,697)	(10,025)	(1,652)	0	(24,374)
SBC (2) in operating expenses				(7,425)	(6,589)	(2,182)	0	(16,196)

Total operating expenses				(76,923)	(69,082)	(22,278)	8,109	(160,174)

Operating profit				39,083	145,406	(19,773)	(198)	164,518
Other expense				(857)	(431)	(6)	0	(1,294)
Interest income				1,108	2,923	3	0	4,034
Exchange difference				(546)	(262)	(19)	0	(827)
Income tax expense				(5,085)	(20,547)	0	0	(25,632)

Net income				$33,703	$127,089	$(19,795)	$(198)	$140,799

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of September 30, 2011
	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated

Cash and cash equivalents	$209,590	$458,529	$39,304	$0	$707,423
Accounts receivable, net	84,772	13,151	1,501	0	99,424
Fixed assets, net	62,762	66,285	20,613	0	149,660
Total assets (1)	$739,810	$807,774	$64,656	$(65,199)	$1,547,041

Note (1):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the Changyou segment.

	As of December 31, 2010
	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated

Cash and cash equivalents	$277,910	$350,957	$49,522	$0	$678,389
Accounts receivable, net	61,134	1,464	5	0	62,603
Fixed assets, net	54,461	53,659	12,507	0	120,627
Total assets (1)	$626,202	$502,311	$65,170	$(6,093)	$1,187,590

Note (1):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the Changyou segment.

5.	Share-Based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense is recognized as costs and/or expenses in the consolidated financial statements based on the fair value of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets. See Note 12 - Sohu.com Inc. Shareholders’ Equity - Stock Incentive Plan.

Share-based compensation expense was recognized in costs and/or expenses for the three and nine months ended September 30, 2011 and 2010, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2011	2010	2011	2010
Cost of revenues	$253	$1,063	$1,543	$3,346
Product development expenses	1,633	2,238	4,826	6,901
Sales and marketing expenses	874	1,271	2,835	3,402
General and administrative expenses	1,617	1,989	4,857	5,893

	$4,377	$6,561	$14,061	$19,542

There was no capitalized share-based compensation expense for the three and nine months ended September 30, 2011 and 2010.

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2011	2010	2011	2010
For Sohu’s share-based awards	$2,607	$4,806	$8,735	$12,889
For Changyou’s share-based awards	1,172	1,755	4,210	6,653
For Sogou’s share-based awards	598	0	1,116	0

	$4,377	$6,561	$14,061	$19,542

6.	Income Taxes

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any interest or penalties associated with tax positions for the three and nine months ended September 30, 2011, nor did the Company have any significant unrecognized uncertain tax positions for the three and nine months ended September 30, 2011.

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

Three China-based subsidiaries, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), qualified as NHTEs during the year ended December 31, 2008. In July 2011, in accordance with guidance issued by governmental authorities, these three companies resubmitted application materials for qualification as NHTEs, which were approved in late August. Therefore, Sohu Era will be subject to a 15% income tax rate for the year 2011 and the next three years and Sohu Media and Sogou Technology will enjoy a 7.5% income tax rate for the year 2011 due to their unexpired tax holidays and will be subject to a 15% income tax rate for the next three years.

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

Contractual Obligation

The Company entered into an agreement to purchase an office building to be built in Beijing, which will serve as the Company’s headquarters, for a purchase price of $126 million. As of September 30, 2011, $107 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $19 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $156 million. As of September 30, 2011, $62 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated financial statements. The remaining $94 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

As of September 30, 2011, the Sohu Group also had commitments for video content and bandwidth purchase in the amount of $35 million, commitments for other content, bandwidth and service purchase in the amount of $36 million, and other commitments related to future operating lease obligations and license fees of games developed by third-parties.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of September 30, 2011, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

Laws and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, onlinegame, wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media.

, wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC laws and regulations that could affect Sohu Group’s VIE structure are discussed in Note 11 - VIEs.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, investment in debt securities, accounts payable and accrued liabilities. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates their fair value, other financial instruments are measured at their respective fair values. For fair value measurements, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of September 30, 2011 (in thousands):

		Fair value measurements at reporting date using
Items	As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$298,510	$0	$298,510	$0

Short-term investments	22,319	0	22,319	0

Investment in debt securities	78,679	0	0	78,679

Total	$399,508	$0	$320,829	$78,679

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2010 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$355,775	$0	$355,775	$0

Investment in debt securities	75,529	0	0	75,529

Total	$431,304	$0	$355,775	$75,529

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2010 to September 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2010	$75,529
Gains included in other income	3,150

Ending balance at September 30, 2011	$78,679

Cash equivalents:

The Company’s cash equivalents mainly consist of time deposits placed with banks for less than three months. The fair value of time deposits is determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. See above “Fair Value of Financial Instruments”.

Short-term investments

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the consolidated statements of income as other income. Fair value is estimated based on price reports provided by issuers at the end of each period end. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements. See above “Fair Value of Financial Instruments”.

As of September 30, 2011, the Company’s investments in financial instruments were mainly held by 7Road, totaling approximately $22.3 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and nine months ended September 30, 2011, the Company recorded interest income from short-term investments in the consolidated statements of operations in the amounts $322,109 and $362,109, respectively.

Investment in Debt Securities

In September 2010, the Company purchased from a PRC-based company (the “Debtor”) a convertible debt security with a principal amount of $74.6 million (equal to RMB0.5 billion) with an initial maturity of twelve months subject to extension at the Company’s election in its sole discretion for additional sequential six-month periods, and bearing interest at the rate of 3.8% per annum, payable quarterly in cash. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. Under the terms of the security, if the Company continues to extend the maturity to March 31, 2014, it will have an option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor. In September 2011, the Company extended maturity of the convertible debt security for six months to March 2012, with an interest rate of 6.8% per annum. For the three and nine months ended September 30, 2011, the interest income generated from this debt security amounted to $0.76 million and $2.21 million respectively.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value generated from currency translation in the amount of $1.4 million and $3.15 million, respectively, were recognized in other income for the three and nine months ended September 30, 2011. To estimate fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurements. See above “Fair Value of Financial Instruments”.

9.	Business Combinations

For Online Advertising Business

Acquisition of Focus Yiju

On August 1, 2011, The Company acquired 100% of the equity interests of Focus Yiju for fixed cash consideration of approximately $3.11 million, plus additional variable cash consideration of up to a maximum of $2.33 million that is contingent upon the achievement of specified performance milestones through June 30, 2014, plus a specified percentage of Focus Yiju’s net profit during the period ending June 30, 2014. Focus Yiju is primarily engaged in the advertising business. The Company began to consolidate Focus Yiju’s financial statements commencing August 8, 2011.

On the acquisition date, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair value was as follows (in thousands):

As of August 8, 2011
Cash consideration	$3,110
Contingent consideration	2,167

Total consideration	5,277

Cash	1,739
Other tangible assets	313
Identifiable intangible assets acquired	3,386
Goodwill	2,145
Liabilities assumed	(2,306)

Total	$5,277

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of September 30, 2011, no measurement period adjustment had been recorded.

The acquisition of Focus Yiju includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future financial performance of Focus Yiju over a period through June 30, 2014. The fair value of the contingent consideration recognized on the acquisition date of $2.17 million was estimated by an independent valuation firm, with the income approach applied.

Total identifiable intangible assets acquired upon acquisition include customer relationships of $2.9 million and non-compete agreements of $0.5 million. The customer relationships are amortized over an estimated average weighted useful life of 7 years and 5 months. Non-compete agreements are amortized over an estimated average weighted useful life of 2 years and 11 months. Total goodwill of $2.1 million primarily represents the expected synergies from combining operations of Focus Yiju with those of Sohu, which are expected to be complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

Based on an assessment of the acquired company’s financial performance made by the Group, the acquired company is not considered material to the Group. Thus management believes that the presentation of pro forma financial information with regard to the results of operations of the Group including the acquired company is not necessary.

For Online Game Business

Acquisition of 7Road

On May 11, 2011, Changyou acquired 68.258% of the equity interests of 7Road for fixed cash consideration of approximately $68.26 million, plus additional variable cash consideration of up to a maximum of $32.76 million that is contingent upon the achievement of specified performance milestones through December 31, 2012. 7Road is primarily engaged in web-based game development. The Company began to consolidate 7Road’s financial statements commencing June 1, 2011. The purpose of the acquisition was to accelerate Changyou’s position in China’s online games industry and add a new category of game to Changyou’s growing product portfolio.

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

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of September 30, 2011, no measurement period adjustment had been recorded.

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

Based on an assessment of the acquired company’s financial performance made by the Group, the acquired company is not considered material to the Group. Thus management believes that the presentation of pro forma financial information with regard to the results of operations of the Group including the acquired company is not necessary.

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

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of September 30, 2011, no measurement period adjustment had been recorded. Based on the Company’s assessment of their financial performance, Shanghai Jingmao and its affiliate, as stand-alone entities or combined with Sohu through Changyou, are not considered material to the Sohu Group for the period presented.

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

Based on an assessment of the acquired company’s financial performance made by the Group, the acquired company is not considered material to the Group. Thus management believes that the presentation of pro forma financial information with regard to the results of operations of the Group including the acquired company is not necessary.

10.	Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Wireless	Changyou	Sogou	Total
Balance as of December 31, 2010
Goodwill	$57,798	$15,439	$10,258	$1,942	$85,437
Accumulated impairment losses	(17,676)	0	0	0	(17,676)

	40,122	15,439	10,258	1,942	67,761
Transactions in 2011
Acquisitions	2,145	500	108,513	0	111,158
Foreign currency translation adjustment	34	3	2,234	83	2,354
Impairment losses	0	0	0	0	0

Balance as of September 30, 2011	$42,301	$15,942	$121,005	$2,025	$181,273

11.	VIEs

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, wireless, value-added telecommunications and certain other businesses in which the Company is engaged or could be deemed to be engaged. Consequently, the Company conducts certain of its operations and businesses in the PRC through its VIEs. The Company consolidates all of its VIEs in its consolidated financial statements.

All the VIEs are directly or indirectly owned by Dr. Charles Zhang (“Dr. Zhang”), the Company’s Chairman, Chief Executive Officer and a major shareholder, and other executive officers and employees of the Sohu Group identified below. Capital for these VIEs was funded by the Sohu Group through loans provided to Dr. Zhang and those other executive officers and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, and also has the obligation to absorb losses of the VIEs. Dr. Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of September 30, 2011, the aggregate amount of these loans was $15.8 million.

As of September 30, 2011, the total assets for the consolidated VIEs were $405.4 million, mainly comprising cash and cash equivalents, accounts receivable and fixed assets. As of September 30, 2011, the total liabilities for the consolidated VIEs were $139.2 million, mainly comprising receipts in advance and deferred revenue and accrued liabilities. These balances are reflected in Sohu’s consolidated financial statements with intercompany transactions eliminated.

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves of the VIEs amounting to a total of $37.1 million as of September 30, 2011. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs, which consisted of receipts in advance and deferred revenue of $46.0 million, accrued liabilities of $34.7 million, taxes payable of $12.1 million, and other accrued liabilities of $46.4 million, totaled $139.2 million. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

For Online Advertising Business

Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in the PRC in 2002 and is engaged in entertainment and advertising business in the PRC. As of September 30, 2011, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng, hold 80% and 20% interests, respectively, in this entity.

b)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and is engaged in mapping services in the PRC. Tu Xing Tian Xia was acquired by the Company in 2005. As of September 30, 2011, the registered capital of Tu Xing Tian Xia was $0.2 million. Beijing Century High-Tech Investment Co., Ltd. (“High Century”) and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

c)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of September 30, 2011, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each holds a 50% interest in this entity.

d)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of September 30, 2011, the registered capital of Pilot New Era was $0.7 million. High Century and Sohu Internet each holds a 50% interest in this entity.

e)	Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in August 2011 and is engaged in advertising services in the PRC. As of September 30, 2011, the registered capital of Focus Yiju was $1.6 million. High Century holds a 100% interest in this entity.

Search and Others Business

f)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and is engaged in providing Internet information services in the PRC. As of September 30, 2011, the registered capital of Sogou Information was $2.5 million. Xiaochuan Wang and Xianxian Hao each holds a 50% interest in this entity.

For Online Game Business

g)	Gamease

Gamease was incorporated in the PRC in August 2007. As of September 30, 2011, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

h)	Shanghai ICE

Shanghai ICE was incorporated in the PRC in April 2005. Shanghai ICE and ICE WFOE were acquired by Changyou in May 2010. As of September 30, 2011, the registered capital of Shanghai ICE was $1.2 million. Runa Pi and Rong Qi each holds a 50% interest in this entity.

i)	Guanyou Gamespace

Guanyou Gamespace was incorporated in the PRC in August 2010. As of September 30, 2011, the registered capital of Guanyou Gamespace was $1.5 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

j)	7Road

7Road was incorporated in the PRC in January 2008. Gamease, which is one of Changyou’s VIEs, acquired 68.258% of 7Road’s equity interests in May 2011. As of September 30, 2011, the registered capital of 7Road was $1.5 million.

For Wireless Businesses

k)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and is engaged in Internet information, wireless and advertising services in the PRC. As of September 30, 2011, the registered capital of Sohu Internet was $14.9 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

l)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and is engaged in value-added telecommunication services in the PRC. GoodFeel was acquired by the Company in 2004. As of September 30, 2011, the registered capital of GoodFeel was $1.2 million. James Deng and Jing Zhou, hold 58.1% and 41.9% interests, respectively, in this entity.

m)	High Century

High Century was incorporated in the PRC in 2001 and is engaged in investment holding in the PRC. As of September 30, 2011, the registered capital of High Century was $4.6 million. Dr. Zhang and Wei Li, hold 80% and 20% interests, respectively, in this entity.

n)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in October 2006. As of September 30, 2011, the registered capital of 21 East Beijing was $0.1 million. High Century holds a 100% interest in this entity.

o)	Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd (“Yi He Jia Xun”) was acquired in September 2011. As of September 30, 2011, the registered capital of Yi He Jia Xun was $2.7 million. Gang Fang and Yanfeng Lv each holds a 50% interest in this entity.

The Company has adopted the guidance of accounting for VIEs, which requires certain VIEs to be consolidated by the primary beneficiary of the entity. The Company’s management evaluated the relationships between the Company and the economic benefit flow of the contractual arrangements. In connection with such evaluation, management also took into account the fact that, as a result of the contractual arrangements, the Sohu Group controls the shareholders’ voting interests in the VIEs. The Sohu Group is the primary beneficiary for its VIEs. As a result, each VIE’s results of operations, assets and liabilities have been included in the Company’s consolidated financial statements.

It is possible that the Company’s operation of certain of its operations and businesses through VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. If such a finding were made, regulatory authorities with jurisdiction over the licensing and operation of such operations businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Company’s income, revoking the business or operating licenses of the affected businesses, requiring the Company to restructure its ownership structure or operations, or requiring the Company to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Company’s business operations, and have a materially adverse impact on the Company’s cash flows, financial position and operating performance. The Company’s management considers the possibility of such a finding by PRC regulatory authorities to be remote.

In addition, it is possible that the contracts with the Company, the Company’s VIEs and shareholders of its VIEs would not be enforceable in China if PRC government authorities or courts were to find that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company was unable to enforce these contractual arrangements, the Company would not be able to exert effective control over the affected VIEs. Consequently, such VIE’s results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements. If such were the case, the Company’s cash flows, financial position and operating performance would be materially adversely affected. The Company’s contractual arrangements with respect to its consolidated VIEs are approved and in place. The Company’s management believes that such contracts are enforceable, and considers the possibility remote that PRC regulatory authorities with jurisdiction over the Company’s operations and contractual relationships would find the contracts to be unenforceable.

12.	Sohu.com Inc. Shareholders’ Equity

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

Sohu intends to adopt appropriate defensive measures in the future on a case by case basis as and to the extent that the Company’s Board of Directors determines that such measures are necessary or advisable to protect Sohu stockholder value in the face of any coercive takeover threats or to prevent an acquirer from gaining control of the Company without offering fair and adequate price and terms.

Treasury Stock

Treasury stock consists of shares repurchased by Sohu that are no longer outstanding and are held by Sohu. Treasury stock is accounted for under the cost method.

On August 29, 2011, Sohu’s Board of Directors authorized a combined share purchase program of up to $100 million of the outstanding ADSs of Changyou, and/or outstanding shares of common stock of Sohu over a one-year period from September 1, 2011 to August 31, 2012. As of September 30, 2011, the Company had repurchased 250,000 shares of its common stock, which will be treated as treasury stock, for consideration of $16.6 million. The Company also purchased 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, for consideration of $25.7 million. The total amount purchased under the combined share purchase program during the three months ended September 30, 2011 was $42.3 million.

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

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $2.3 million and $7.8 million, respectively. For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $4.8 million and $12.9 million, respectively.

i) Summary of share option activity

A summary of options activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2011	426	$16.56	3.55	$20,017
Exercised	(93)	16.09
Forfeited or expired	0

Outstanding at September 30, 2011	333	16.69	2.77	10,479

Vested at September 30, 2011	333	16.69	2.77	10,479

Exercisable at September 30, 2011	333	16.69	2.77	10,479

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $48.20 on September 30, 2011 and the exercise price of share options. The total intrinsic value of share options exercised for the nine months ended September 30, 2011 was $6.5 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three and nine months ended September 30, 2011 and 2010, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three and nine months ended September 30, 2011, total cash received from the exercise of share options amounted to $0.1 million and $1.5 million, respectively. For the three and nine months ended September 30, 2010, total cash received from the exercise of share options amounted to $0.6 million and $1.0 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2011 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	706	$59.69
Granted	0
Vested	(211)	55.05
Forfeited	(33)	61.79

Unvested at September 30, 2011	462	61.65

Expected to vest thereafter	343	61.65

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for restricted share units was $2.3 million and $7.8 million, respectively. For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for restricted share units was $4.8 million and $12.9 million, respectively.

As of September 30, 2011, there was $9.7 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.0 years. The total fair value on their respective vesting dates of restricted share units vested during the three and nine months ended September 30, 2011 was $0.5 million and $15.0 million, respectively. The total fair value on their respective vesting dates of restricted share units vested during the three and nine months ended September 30, 2010 was $2.7 million and $4.9 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu’s 2010 Stock Incentive Plan (the “Sohu 2010 Stock Incentive Plan”), which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of September 30, 2011, 1,473,618 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share units activity under the Sohu 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2011 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	20	$70.88
Granted	8	65.75
Vested	(3)	64.19
Forfeited	(2)	70.88

Unvested at September 30, 2011	23	70.05

Expected to vest thereafter	18	69.83

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for restricted share units was $0.3 million and $0.9 million, respectively.

As of September 30, 2011, there was $0.9 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.0 years. The total fair value on their respective vesting dates of restricted share units vested during both the three months and during the nine months ended September 30, 2010 was $0.3 million.

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

Through September 30, 2011, Changyou has granted under the Changyou 2008 Share Incentive Plan 13,000,000 Class B ordinary shares and 2,000,000 Class B restricted ordinary shares to Tao Wang through Prominence and 4,545,200 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees and certain Sohu employees.

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.2 million and $4.2 million, respectively. For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.8 million and $6.7 million, respectively.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the nine months ended September 30, 2011 is presented below:

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	4,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at September 30, 2011	2,000	1.36

Expected to vest thereafter	2,000	1.36

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for the above–mentioned Class B restricted ordinary shares was $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for the above–mentioned Class B restricted ordinary shares was $0.3 million and $0.9 million, respectively.

As of September 30, 2011, there was $0.2 million of unrecognized compensation expense related to the unvested Class B restricted ordinary shares. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three and nine months ended September 30, 2011 was nil and $39.7 million, respectively. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three and nine months ended September 30, 2010 was nil and $32.7 million, respectively.

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

A summary of activity for the above Class B restricted share units as of and for the nine months ended September 30, 2011 is presented below:

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	1,320	$1.98
Granted	0
Vested	(660)	1.98
Forfeited	(25)	1.98

Unvested at September 30, 2011	635	1.98

Expected to vest thereafter	635	1.98

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.2 million and $0.7 million, respectively.

As of September 30, 2011, there was $0.1 million of unrecognized share-based compensation expense related to the unvested Class B restricted share units. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three and nine months ended September 30, 2011 was nil and $13.1 million, respectively. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three and nine months ended September 30, 2010 was nil and $11.2 million, respectively.

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

A summary of activity for the Class A restricted share units as of and for the nine months ended September 30, 2011 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	282	$8.00
Granted	0
Vested	(94)	8.00
Forfeited	(4)	8.00

Unvested at September 30, 2011	184	8.00

Expected to vest thereafter	166	8.00

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.2 million and $0.8 million, respectively.

As of September 30, 2011, there was $0.4 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates during the three and nine months ended September 30, 2011 was nil and $1.6 million, respectively. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates during the three and nine months ended September 30, 2010 was nil and $1.7 million, respectively.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

i) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

As of September 30, 2011, Changyou had granted an aggregate of 1,289,200 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the nine months ended September 30, 2011 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	925	$12.54
Granted	62	17.19
Vested	(304)	12.30
Forfeited	(6)	17.13

Unvested at September 30, 2011	677	12.96

Expected to vest thereafter	669	12.91

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for the above 1,289,200 Class A restricted share units was $0.7 million and $2.7 million, respectively. For the three and nine months ended September 30, 2010, total share-based compensation expense recognized for the above 1,289,200 Class A restricted share units was $1.1 million and $4.2 million, respectively.

As of September 30, 2011, there was $2.9 million of unrecognized compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested during the three and nine months ended September 30, 2011 was nil and $6.0 million, respectively. The total fair value of Class A restricted share units vested during the three and nine months ended September 30, 2010 was nil and $4.9 million, respectively.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

ii) Share-based Awards to Sohu Employees

As of September 30, 2011, Changyou had granted an aggregate of 60,000 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to certain Sohu employees for their involvement in the provision of certain online game links and advertising services to Changyou on Sohu’s Websites, including the 17173.com Website, under a Marketing Service Agreement between Changyou and Sohu. These Class A restricted share units are subject to graded vesting over a four-year period commencing on the grant date. The Company accounted for the Class A restricted share units granted by Changyou to certain Sohu employees as share awards granted by Sohu to its employees. When preparing the Company’s consolidated financial statements, share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period and the fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	40	$18.00
Granted	20	17.19
Vested	0
Forfeited	0

Unvested at September 30, 2011	60	17.73

Expected to vest thereafter	60	17.73

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for the above 60,000 Class A restricted share units was $0.1 million and $0.4 million, respectively.

As of September 30, 2011, there was $0.6 million of unrecognized compensation expense related to the unvested Class A restricted share units.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan, which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. In March 2011, the Boards of Directors of Sohu and Sogou approved a program of grants pursuant to which, on April 1, 2011, Sogou issued options for the purchase of 18,930,500 ordinary shares. As of September 30, 2011, Sogou had issued options for the purchase of 19,493,600 ordinary shares.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period, therefore each installment is considered to be granted at that date. As of September 30, 2011, 4,873,400 share options have been granted.

A summary of options activity under the Sogou 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2011	0
Granted	4,873	$0.001
Exercised	0
Forfeited or expired	(79)	0.001

Outstanding at September 30, 2011	4,794	0.001	9.51

Vested at September 30, 2011	0

Exercisable at September 30, 2011	0

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

Granted to Employees	2011
Average risk-free interest rate	3.11%~3.84%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	12.5%~22.3%
Weighted average expected option life	10
Volatility rate	54.39%~55.14%
Dividend yield	0%
Fair value	0.32~0.64

The Company estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the stock over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In the Company’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. The Company estimated the forfeiture rate to be 12.5% for Sogou management’s and 22.3% for Sogou employees’ share options granted as of September 30, 2011. The life of the stock options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its common shares. Accordingly, the dividend yield is estimated to be 0%.

For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $0.49 million and $0.96 million, respectively.

As of September 30, 2011, there was $0.55 million of unrecognized compensation expense related to the unvested share options.

Share-based Awards to Sohu management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of September 30, 2011, Sohu had issued options for the purchase of 8,773,000 Sogou ordinary shares options to Sohu management and key employees under this arrangement. These share options will become vested and exercisable in four equal installments, with each installment vesting upon Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each period, therefore each installment is considered to be granted at that date. As of September 30, 2011, 2,193,250 share options had been granted.

A summary of options activity as of and for the nine months ended September 30, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2011	0
Granted	2,193	$0.625
Exercised	0
Forfeited or expired	(1)	0.625

Outstanding at September 30, 2011	2,192	0.625	9.61

Vested at September 30, 2011	0

Exercisable at September 30, 2011	0

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model.

Assumptions used in the BP Model for Share-based awards to Sohu management and key employees are presented below:

Granted to Employees	2011
Average risk-free interest rate	3.84%~4.22%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	21.4%~27%
Weighted average expected option life	10
Volatility rate	54.66%~55.14%
Dividend yield	0%
Fair value	0.07~0.15

For the three and the nine months ended September 30, 2011, total share-based compensation expense recognized for share options under the arrangement was $0.11 million and $0.16 million, respectively.

As of September 30, 2011, there was $0.11 million of unrecognized compensation expense related to the unvested share options.

13.	Mezzanine Equity

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

As of September 30, 2011, the estimated redemption value of the mezzanine equity was approximately $67.2 million based on the estimation of 7Road’s financial performance. For the three and nine months ended September 30, 2011, the accretion was $1.1 million and $1.5 million, respectively, and was recorded as net income attributable to the mezzanine classified noncontrolling interest shareholders in the statements of operations.

14.	Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Company which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou from Sohu’s purchasing of Changyou ADSs representing Class A ordinary shares, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets. See Note 2 - Changyou Transactions - Sohu’s Shareholding in Changyou.

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

Noncontrolling Interest in the Consolidated Statements of Operations

For the three and nine months ended September 30, 2011, net income attributable to the noncontrolling interest in the consolidated statements of operations was $16.4 million and $43.7 million, respectively, compared with $13.0 million and $ 36.1 million, respectively, for the three and nine months ended September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Changyou	$16,372	$12,999	$49,193	$36,194
Sogou	(41)	0	(5,445)	0
Others	75	5	0	(48)

Total	$16,406	$13,004	$43,748	$36,146

Noncontrolling Interest of Changyou

For the three months ended September 30, 2011 and 2010, $16.4 million and $13.0 million, respectively, net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing a 31% and a 29%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended September 30, 2011, $41,000 net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of operations, representing Sogou’s net loss attributable to shareholders other than Sohu.

Noncontrolling Interest in the Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010, noncontrolling interest in the consolidated balance sheets was $230.4 million and $178.4 million, respectively.

	As of
	September 30, 2011 (in thousands)	December 31, 2010 (in thousands)
Changyou	$187,729	$130,283
Sogou	41,423	47,196
Others	1,264	963

Total	$230,416	$178,442

Noncontrolling Interest of Changyou

As of September 30, 2011 and December 31, 2010, $187.7 million and $130.3 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 30% and a 29%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of September 30, 2011 and December 31, 2010, $41.4 million and $47.2 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expenses, along with these shareholders’ original investments in the Series A Preferred Shares issued by Sogou.

15.	Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted for two factors as following:

(1)	Difference between Changyou’s net income attributable to Sohu determined by:

i)	the percentage of the total economic interest in Changyou held by Sohu, which was approximately 69% for the third quarter of 2011, and

ii)	the percentage of the weighted average number of Changyou shares held by Sohu to the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, which was approximately 66% for the third quarter of 2011.

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

(2)	Difference between Sogou’s net income/loss attributable to Sohu determined by:

i)	the Sogou Series A Terms and the terms of Sogou’s restructuring, and

ii)	the percentage of the weighted average number of Sogou shares held by Sohu to the weighted average number of Sogou ordinary shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, which was approximately 64% for the third quarter of 2011.

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

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Sohu.com Inc., basic	$46,812	$41,009	$135,885	$104,653
Effect of dilutive securities:
Incremental dilution from Changyou	(1,532)	(2,355)	(5,166)	(6,807)
Incremental dilution from Sogou	(26)	0	(3,436)	0

Net income attributable to Sohu.com Inc., diluted	$45,254	$38,654	$127,283	$97,846

Denominator:

Weighted average basic common shares outstanding	38,298	37,896	38,262	37,832
Effect of dilutive securities:
Share options and restricted share units	546	481	562	538

Weighted average diluted common shares outstanding	38,844	38,377	38,824	38,370

Basic net income per share attributable to Sohu.com Inc.	$1. 22	$1.08	$3.55	$2.77

Diluted net income per share attributable to Sohu.com Inc.	$1.17	$1.01	$3.28	$2.55

16.	Subsequent Events

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

17.	Recently Issued Accounting Pronouncements

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

In May 2011, the FASB issued revised guidance on the “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In June 2011, the FASB issued revised guidance on the “Presentation of Comprehensive Income”. The revised guidance requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income and eliminates one presentation option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The revised guidance states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The revised guidance should be applied retrospectively and effective for interim or annual periods beginning after December 15, 2011. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In September 2011, the FASB revised guidance on the “Testing of Goodwill for Impairment”. The revised guidance specified that an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The revised guidance is effective to both public and nonpublic entities that have goodwill reported in their financial statements during interim and annual periods beginning after December 15, 2011. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), Kylie Enterprises Limited, All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Video Limited”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Wuxi Sohu New Momentum Information Investment Co., Ltd. (“Wuxi Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”),Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com India Private Limited (“Changyou India”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Changyou.com Korea Limited (“Changyou Korea”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE WFOE”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Technology Co., Ltd.(“7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend” ,”believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, navigating, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language Web properties and one of the most popular online games in China. Substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

Our Business

Our businesses mainly consist of online advertising business (including brand advertising business as well as search and others business), online game business (conducted via Changyou.com Limited, “Changyou”), wireless business and others business, among which online advertising and online game are our core businesses.

Online Advertising Business

Our online advertising business consists of brand advertising business as well as search and others business.

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

Our brand advertising services provide advertisements on our portal Websites to companies seeking to increase their brand awareness online.

Search and Others Business

Our search and others business is conducted through Sohu’s online search subsidiary Sogou Inc. (“Sogou”) via Sogou.com, an interactive proprietary search engine. Search and others services provide customers, especially small and medium-sized enterprises, with pay-for-click services, priority placements in Sogou’s search directory, and online marketing services on the Sogou home page, the default home page of Sogou browser.

During 2010, we restructured our search and others business in preparation for the sale of Sogou’s newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang. In the restructuring, we transferred to Sogou certain assets and liabilities associated with the mobile version of Sogou Pinyin, and transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou will remain liable for a loan payable to Sohu in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in our search and others business and previously funded by Sohu.

On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba, China Web and Photon for $15 million, $9 million, and $24 million, respectively, that represent approximately 10%, 6% and 16%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Sohu and Sogou have established a share incentive program for Sogou management and key employees as well as certain members of Sohu management and key employees. Sohu will retain approximately 53% of Sogou on a fully-diluted basis, and intends in any event to retain a majority of the outstanding share capital of Sogou on a fully-diluted basis. As Sogou’s controlling shareholder, Sohu will continue to consolidate Sogou but will recognize noncontrolling interest reflecting shares held by shareholders other than Sohu.

With its new capital structure in place, Sogou is a separate operating entity focused exclusively on its desktop products as well as online search and others businesses, which we believe are picking up momentum. The shareholder group includes not only Sohu, Alibaba, China Web and Photon, but also Sogou’s management team. We believe that this transformation has also helped to further attract talent as well as to build confidence among our business partners, and most importantly our distributors. We believe that our collaboration with Alibaba is progressing well.

Online Game Business

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou.

Changyou is a leading MMORPG developer and operator in China as measured by the popularity of one of our games, Tian Long Ba Bu (“TLBB”). TLBB, which was launched in May 2007, received an award as one of the “Most Liked Online Games by Game Players” at the China Digital Entertainment Expo and Conference, or China Joy, for three consecutive years from 2008 to 2010 and was ranked as one of the world’s five most profitable online games in 2009 by Forbes magazine. Changyou engages in the development, operation and licensing of our MMORPGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players. Duke of Mount Deer (“DMD”) is Changyou’s second in-house developed MMORPG, which was launched in July 2011. As of September 30, 2011, Changyou was operating nine MMORPGs, including the in-house developed TLBB, DMD and the licensed Blade Online (“BO”), Blade Hero 2 (“BH2”), Da Hua Shui Hu (“DHSH”), Zhong Hua Ying Xiong (“ZHYX”), Immortal Faith (“IF”), San Jie Qi Yuan (“SJQY”) and Legend of Ancient World (“LAW”). As of September 30, 2011, Changyou’s MMORPG games in China had approximately 159.0 million aggregate registered accounts. For the three months ended September 30, 2011, Changyou’s MMORPG games in China had approximately 1.15 million aggregate peak concurrent users, 3.02 million aggregate active paying accounts and average revenue per active paying account of RMB218.

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

On May 11, 2011, Changyou acquired 68.258% of the equity interests of 7Road and began to consolidate 7Road’s financial statements commencing June 1, 2011. 7Road is primarily engaged in Web-based game development. Changyou generated Web-based game revenues for the first time as a result of the 7Road acquisition. As of September 30, 2011, 7Road’s Web-based games had approximately 46.9 million aggregate active accounts. For the three months ended September 30, 2011, 7Road generated Web-based game revenue of $10.2 million, and had approximately 1.72 million active charging accounts and average revenue recognized per active charging accounts of RMB38.

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

Wireless Business

Our wireless business offers value-added services (such as news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones and logo downloads) to mobile phone users.

Others Business

Our others business includes offering cinema advertisement slots to be shown in theaters before the screening of movies, which is a new business of Sohu Group from Changyou’s acquisition of Shanghai Jingmao and its affiliate; sub-licensing of premium licensed content to third parties; and Website construction and maintenance.

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

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and others services.

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

Before 2011, we treated all elements of advertising contracts as a single unit of accounting for revenue recognition purpose. In accordance with ASU No.2009 -13 Revenue Recognition - Multiple-Deliverable Revenue Arrangements (“ASU No.2009 -13”), on January 1, 2011, we began to treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, we allocate the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling price according to the selling price hierarchy established by ASU No.2009 -13. We use (a) vendor-specific objective evidence of selling price, if it exists, otherwise, (b) third-party evidence of selling price. If neither (a) nor (b) exists, we will use (c) the management’s best estimate of the selling price for that deliverable.

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

Search and Others Revenues

Search and others services mainly include pay-for-click services, priority placement services, and online marketing services on the Sogou home page. Pay-for-click services mainly consist of displaying the text-based links of Sogou’s advertisers on Sogou’s Websites and Sogou’s Website Alliance network. The priority placement services are placed in Sogou’s search directory and are normally provided for a fixed fee over the service period of the contracts. Online marketing services mainly consist of displaying the links to Sogou’s advertisers’ Websites on the Sogou home page. Search and others services contracts are normally for relatively small amounts and are signed with small and medium-sized enterprises.

Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. Revenue for priority placement services is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenue for online marketing services on the Sogou home page is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

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

Under the item-based revenue model, game players can access our games free of charge, but may purchase consumable virtual items, including those with a predetermined expiration time, such as three months, or perpetual items, such as certain costumes that stay bound to a game player for the life of the game. Revenues in relation to consumable virtual items are recognized as they are consumed, as our services in connection with these items have been fully rendered to our game players as of that time. Revenues in relation to perpetual virtual items are recognized over their estimated lives. We will provide continual online game services in connection with these perpetual virtual items until they are no longer used by our game players. We have considered the average period that game players typically play our games and other game player behavior patterns to arrive at our best estimates for the lives of these perpetual virtual items. We have also considered that the estimated lives of perpetual virtual items may be affected by various factors, including the acceptance and popularity of expansion packs, promotional events launched and market conditions. However, given the rapid changes in and development of the online game market, our estimate of the period that game players typically play our games may not accurately reflect the estimated lives of the perpetual virtual items. We have adopted a policy of assessing the estimated lives of perpetual virtual items on a quarterly basis. All paying users’ data collected since the launch of the games are used to perform the relevant assessments. Historical behavior patterns of these paying users during the period between their first log-on date and last log-on date are used to estimate the lives of perpetual virtual items. While we believe our estimates to be reasonable based on available game player information, we may revise such estimates in the future as our games’ operation periods become longer and we continue to gain more operating history and data. Any adjustments arising from changes in the estimates of the lives of perpetual virtual items would be applied prospectively on the basis that such changes are caused by new information indicating a change in the game player behavior patterns. Any changes in our estimate of lives of perpetual virtual items may result in our revenues being recognized on a basis different from prior periods and may cause our operating results to fluctuate.

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

Wireless Revenues

Wireless revenues are derived from a wide range of wireless products focused on entertainment, information and communications, such as short messaging services (“SMS”), Ring Back Tone (“RBT”), interactive voice response (“IVR”) and mobile games. We mainly offer news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones and logo downloads and other mobile related services to mobile phone users through contracts signed with third party mobile network operators.

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

Wireless service fees are charged on a monthly or per message/download basis. Due to technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate”, which can vary from operator to operator. Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. To recognize wireless revenue, we rely on China mobile network operators to provide us billing confirmations for the actual amount of services they have billed to their mobile customers. At the end of each reporting period, when an operator has not provided us the monthly billing confirmations, we use the information generated from our internal system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When we later receive the actual billing confirmation, we then record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates, the differences between the actual facts and our estimates may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended September 30, 2011, 73% of our estimated wireless revenues were confirmed by the monthly billing confirmations received from China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from each of the operators confirming the amount of wireless service charges billed to that operator’s mobile phone users and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, for the month to us.

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

Others Revenues

Other revenues are primarily generated from cinema advertisements, sub-licensing of premium licensed content, and Website construction and maintenance.

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

Noncontrolling Interest for Changyou

To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of operations, based on their share of the economic interests in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou from Sohu’s purchasing of Changyou ADSs representing Class A ordinary shares, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets.

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

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, short-term investments, accounts receivable, investment in debt securities, accounts payable and accrued liabilities. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurements, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects our best estimate of the amounts that will not be collected. We make estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including but not limited to reviewing delinquent accounts receivable, performing aging analysis and customer credit analysis, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of our customers or mobile network operators deteriorate or China mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to us.

Investment in Debt Securities

We invest our excess cash in certain debt securities of high-quality corporate issuers. We elected the fair value option to account for our investment in debt securities at their initial recognition, and recorded changes in fair value in other income/expenses. The fair value election was made to mitigate accounting mismatches and to achieve operational simplifications.

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

Intangible Assets

Intangible assets primarily comprise content and license, domain names and trademarks, operating rights of licensed games, computer software purchased from unrelated third parties and developed technologies. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, other than the amortization of licensed video contents, which is computed based on the viewership accumulation trend over the shorter of the term of the applicable licensing period or the estimated period over which the benefits of the licensing contract will be enjoyed.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

In 2010, in order to better present operating results of Sogou after the restructuring, we reclassified certain revenues and cost of revenues from Sogou segment to others segment. To conform to current period presentations, the relevant amounts for prior periods have been reclassified.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011		2010		2011 vs 2010	2011		2010		2011 vs 2010
Revenues
Online advertising:
Brand advertising	$76,572	33%	$59,083	36%	$17,489	$201,453	33%	$151,757	35%	$49,696
Search and others	18,410	8%	5,357	3%	13,053	40,002	7%	12,053	3%	27,949

Subtotal of online advertising revenues	94,982	41%	64,440	39%	30,542	241,455	40%	163,810	38%	77,645

Online game	115,798	50%	85,623	52%	30,175	312,259	52%	235,416	54%	76,843
Wireless	14,210	6%	13,594	9%	616	37,559	6%	37,955	8%	(396)
Others	7,870	3%	407	0%	7,463	14,661	2%	2,434	0%	12,227

Total revenues	$232,860	100%	$164,064	100%	$68,796	$605,934	100%	$439,615	100%	$166,319

Total revenues were $232.9 million and $605.9 million, respectively, for the three and nine months ended September 30, 2011, compared to $164.1 million and $439.6 million, respectively, for the corresponding periods in 2010. The increase in total revenues from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $68.8 million, and the increase from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $166.3 million. The increase was mainly attributable to online advertising revenues and online game revenues.

Online Advertising Revenues

Online advertising revenues were $95.0 million and $241.5 million, respectively, for the three and nine months ended September 30, 2011, compared to $64.4 million and $163.8 million, respectively, for the corresponding periods in 2010.

Brand Advertising Revenues

Brand advertising revenues were $76.6 million and $201.5 million, respectively, for the three and nine months ended September 30, 2011, compared to $59.1 million and $151.8 million, respectively, for the corresponding periods in 2010. The increase in brand advertising revenues from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $17.5 million, and the increase from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $49.7 million. The increase was mainly due to strong advertising demand from the IT-related sector and increased revenues from the real estate sector, for which Sohu built a larger sales network in 2011.

We expect brand advertising revenues to have a minor increase in the fourth quarter of 2011, compared to the third quarter of 2011.

Search and Others Revenues

Search and others services primarily include pay-for-click services, priority placements in Sogou’s search directory, and online marketing services on the Sogou home page. Revenues from pay-for-click services accounted for approximately 77% and 78%, respectively, of the total search and others revenues for the three and nine months ended September 30, 2011, compared to 86% and 82%, respectively, for the corresponding periods in 2010.

Search and others revenues were $18.4 million and $40.0 million, respectively, for the three and nine months ended September 30, 2011, compared to $5.4 million and $12.1 million, respectively, for the corresponding periods in 2010. The increase in search and others revenues from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $13.0 million, and the increase from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $27.9 million. The increase was mainly due to increased search traffic and improved monetization of traffic.

We expect search and others revenues to increase in the fourth quarter of 2011, compared to the third quarter of 2011.

Online Game Revenues

Online game revenues include revenues from Changyou’s game operations, overseas licensing revenues and revenues from 7Road. Online game revenues were $115.8 million and $312.3 million, respectively, for the three and nine months ended September 30, 2011, compared to $85.6 million and $235.4 million, respectively, for the corresponding periods in 2010. The increase in online game revenues from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $30.2 million, and the increase from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $76.9 million. The increase was mainly due to a full quarter of revenue contribution from 7Road, revenue contribution from the newly launched DMD, and the ongoing popularity of TLBB in China during the third quarter of 2011. Aggregate active paying accounts for Changyou’s MMORPGs increased 16% from the three months ended September 30, 2010 to the three months ended September 30, 2011 and average revenue per active paying account for Changyou’s MMORPGs increased 2% from the three months ended September 30, 2010 to the three months ended September 30, 2011.

We expect online game revenues to increase in the fourth quarter of 2011, compared to the third quarter of 2011.

Wireless Revenues

Wireless revenues were $14.2 million and $37.6 million, respectively, for the three and nine months ended September 30, 2011, compared to $13.6 million and $38.0 million, respectively, for the corresponding periods in 2010.

We expect wireless revenues to be flat in the fourth quarter of 2011 compared to the third quarter of 2011.

Others Revenues

Revenues for other services were $7.9 million and $14.7 million, respectively, for the three and nine months ended September 30, 2011, compared to $0.4 million and $2.4 million, respectively, for the corresponding periods in 2010. The increase in other revenues mainly arose from the cinema advertisement business and sub-licensing of premium licensed content.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011		2010		2011 vs 2010	2011		2010		2011 vs 2010
Cost of revenues:
Online advertising:
Brand advertising	$31,643	47%	$23,256	54%	$8,387	$79,869	48%	$62,795	55%	$17,074
Search and others	7,521	11%	3,650	8%	3,871	18,502	11%	9,746	8%	8,756

Subtotal of cost of online advertising revenues	39,164	58%	26,906	62%	12,258	98,371	59%	72,541	63%	25,830

Online game	14,578	22%	8,537	20%	6,041	33,496	20%	20,929	18%	12,567
Wireless	8,727	13%	7,381	17%	1,346	22,728	14%	20,102	18%	2,626
Others	4,469	7%	352	1%	4,117	11,359	7%	1,351	1%	10,008

Total cost of revenues	$66,938	100%	$43,176	100%	$23,762	$165,954	100%	$114,923	100%	$51,031

Total cost of revenues was $66.9 million and $166.0 million, respectively, for the three and nine months ended September 30, 2011, compared to $43.2 million and $114.9 million, respectively, for the corresponding periods in 2010. The increase in cost of revenues from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $23.7 million, and the increase from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $51.1 million. The increase was mainly attributable to increased cost of online advertising revenues and increased cost of online game revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $39.2 million and $98.4 million, respectively, for the three and nine months ended September 30, 2011, compared to $26.9 million and $72.5 million, respectively, for the corresponding periods in 2010.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of salary and benefits expenses, amortization of licensed copyrights, depreciation expenses, content and license costs, bandwidth leasing costs and revenue sharing payments.

Amortization of licensed copyrights is related to titles to movies and television series licensed from external parties. We amortize licensed copyrights over the shorter of the term of the applicable licensing period or the estimated period over which the benefits of the licensing contract will be enjoyed based on the viewership accumulation trend.

Cost of brand advertising revenues was $31.6 million and $79.9 million, respectively, for the three and nine months ended September 30, 2011, compared to $23.3 million and $62.8 million, respectively, for the corresponding periods in 2010.

The increase in cost of brand advertising revenues from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $8.3 million, primarily attributable to investment in our video business. This increase mainly consisted of a $5.2 million increase in content and license costs, of which $2 million was due to changes in the amortization method of certain video content in the third quarter of 2011 to better match and reflect the viewership accumulation pattern, a $2.2 million increase in bandwidth leasing cost, a $0.6 million increase in facility expenses and a $0.6 million increase in salary and benefits expenses, offset by a $0.8 million decrease in share-based compensation expense.

The increase in cost of brand advertising revenues from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $17.1 million, primarily attributable to investment in our video business. This increase mainly consisted of a $9.9 million increase in content and license costs, of which $2 million was due to changes in the amortization method of certain video content in the third quarter of 2011 to better match and reflect the viewership accumulation pattern, a $6.9 million increase in bandwidth leasing cost and a $1.2 million increase in facility expenses, offset by a $1.7 million decrease in share-based compensation expense.

Our brand advertising gross margin was 59% and 60%, respectively, for the three and nine months ended September 30, 2011, as compared to 61% and 59%, respectively, for the corresponding periods in 2010. The decrease in our brand advertising gross margin for the three months ended September 30, 2011 was primarily due to changes in the amortization method of certain video content in the third quarter of 2011 to better match and reflect viewership accumulation pattern.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of payments to our Website Alliance, depreciation and bandwidth leasing costs.

Cost of search and others revenues was $7.5 million and $18.5 million, respectively, for the three and nine months ended September 30, 2011, compared to $3.7 million and $9.7 million, respectively, for the corresponding periods in 2010.

The increase in cost of search and others revenues from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $3.8 million. The increase mainly consisted of a $2.8 million increase in payments to Sogou’s Website Alliance and a $0.7 million increase in bandwidth leasing costs.

The increase in cost of search and others revenues from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $8.8 million. The increase mainly consisted of a $6.1 million increase in payments to Sogou’s Website Alliance and a $2.0 million increase in bandwidth leasing costs.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-based royalty payments to game developers, content and license expenses, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, PRC business tax and value-added tax (“VAT”) arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of online game revenues was $14.6 million and $33.5 million, respectively, for the three and nine months ended September 30, 2011, compared to $8.5 million and $20.9 million, respectively, for the corresponding periods in 2010.

The increase in cost of online game revenues from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $6.1 million. The increase mainly consisted of a $2.5 million increase in bandwidth leasing costs, a $1.3 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce, a $1.1 million increase in content and license expenses and a $0.6 million increase in depreciation expenses.

The increase in cost of online game revenues from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $12.6 million. The increase mainly consisted of a $4.1 million increase in bandwidth leasing costs, a $3.6 million increase in salary and benefits expenses, which was attributable to the increased size of our workforce, a $2.1 million increase in revenue-based royalty payments to game developers and a $1.5 million increase in content and license expenses.

Our online game gross margin was 87% and 89%, respectively, for the three and nine months ended September 30, 2011, as compared to 90% and 91%, respectively, for the corresponding periods in 2010. The decrease in our online game gross margin was mainly due to higher bandwidth costs incurred for the new game DMD, and the hiring of game operations staff in the third quarter of 2011.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of collection charges and transmission fees paid to mobile network operators, payments to third party wireless service alliances and content suppliers, penalties, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $8.7 million and $22.7 million, respectively, for the three and nine months ended September 30, 2011, compared to $7.4 million and $20.1 million, respectively, for the corresponding periods in 2010.

The collection and transmission charges vary among the mobile network operators. The collection charges and transmission fees mainly include (1) a gateway fee of $0.008 to $0.031 per message in the third quarter of 2011, and $0.003 to $0.030 per message in the third quarter of 2010, depending on the volume of the monthly total wireless messages, and (2) a collection fee of 15% to 87% of total fees collected by the mobile network operators from mobile phone users (with the residual paid to us) in the third quarter of 2011, compared to 0% to 80% in the third quarter of 2010.

Our wireless gross margin was 39%, both for the three and nine months ended September 30, 2011, as compared to 46% and 47%, respectively, for the corresponding periods in 2010. The decrease in our wireless gross margin was due to the growth in wireless revenues having been slower than the increase in cost of wireless revenues.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payment to cinemas or cinema circuits for pre-filming advertisement slots; personnel and other expenses in connection with sales of software, provision of ASP services and construction and maintenance of Websites.

Cost of revenues for other services was $4.5 million and $11.4 million, respectively, for the three and nine months ended September 30, 2011, compared to $0.4 million and $1.4 million, respectively, for the corresponding periods in 2010. The increase in cost of revenues for other services from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $4.1 million. The increase from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $10.0 million. The increase was mainly attributable to costs for our cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011		2010		2011 vs 2010	2011		2010		2011 vs 2010
Operating expenses:
Product development	$28,019	30%	$19,479	35%	$8,540	$76,171	33%	$51,882	32%	$24,289
Sales and marketing	48,640	53%	25,410	46%	23,230	117,133	50%	78,025	49%	39,108
General and administrative	15,655	17%	10,757	19%	4,898	40,912	17%	30,267	19%	10,645

Total operating expenses	$92,314	100%	$55,646	100%	$36,668	$234,216	100%	$160,174	100%	$74,042

Total operating expenses were $92.3 million and $234.2 million, respectively, for the three and nine months ended September 30, 2011, compared to $55.6 million and $160.2 million, respectively, for the corresponding periods in 2010. The increase in operating expenses from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $36.7 million, and the increase from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $74.0 million. The increase was mainly attributable to increases in sales and marketing expenses and product development expenses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for the enhancement to and maintenance of our Websites as well as costs associated with new product development and enhancement for existing products and services.

Product development expenses were $28.0 million and $76.2 million, respectively, for the three and nine months ended September 30, 2011, compared to $19.5 million and $51.9 million, respectively, for the corresponding periods in 2010.

The increase in product development expenses from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $8.5 million. The increase mainly consisted of a $8.6 million increase in salary and benefits expenses, offset by a $0.9 million decrease in content and license expenses.

The increase in product development expenses from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $24.3 million. The increase mainly consisted of a $21.1 million increase in salary and benefits expenses and a $1.2 million increase in content and license expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, facility expenses, sales commissions and travel expenses.

Sales and marketing expenses were $48.6 million and $117.1 million, respectively, for the three and nine months ended September 30, 2011, compared to $25.4 million and $78.0 million, respectively, for the corresponding periods in 2010.

The increase in sales and marketing expenses from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $23.2 million. The increase mainly consisted of a $15.6 million increase in advertising and promotional expenditures, of which $8.7 million was for brand advertising business related promotion activities, and $6.9 million was for Changyou related promotion activities, a $5.0 million increase in salary and benefits expenses, a $1.2 million increase in travel expenses and a $0.5 million increase in facility expenses.

The increase in sales and marketing expenses from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $39.1 million. The increase mainly consisted of a $19.0 million increase in advertising and promotional expenditures, mainly for brand advertising business related promotion activities, a $14.3 million increase in salary and benefits expenses, a $2.1 million increase in travel expenses and a $1.3 million increase in facility expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees and facility expenses.

General and administrative expenses were $15.7 million and $40.9 million, respectively, for the three and nine months ended September 30, 2011, compared to $10.8 million and $30.3 million, respectively, for the corresponding periods in 2010.

The increase in general and administrative expenses from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $4.9 million. The increase mainly consisted of a $2.4 million increase in salary and benefits expenses, a $0.8 million increase in facility expenses and a $0.7 million increase in professional service fees.

The increase in general and administrative expenses from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $10.6 million. The increase mainly consisted of a $5.5 million increase in salary and benefits expenses, a $1.9 million increase in professional service fees and a $1.3 million increase in facility expenses.

Share-based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the three and nine months ended September 30, 2011 and September 30, 2010, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2011	2010	2011	2010
Cost of revenues	$253	$1,063	$1,543	$3,346
Product development expenses	1,633	2,238	4,826	6,901
Sales and marketing expenses	874	1,271	2,835	3,402
General and administrative expenses	1,617	1,989	4,857	5,893

	$4,377	$6,561	$14,061	$19,542

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2011	2010	2011	2010
For Sohu’s share-based awards	$2,607	$4,806	$8,735	$12,889
For Changyou’s share-based awards	1,172	1,755	4,210	6,653
For Sogou’s share-based awards	598	0	1,116	0

	$4,377	$6,561	$14,061	$19,542

For Sohu’s share options, as of September 30, 2011 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu’s restricted share units, as of September 30, 2011, there was $10.6 million of related unrecognized compensation expense.

For Changyou’s share-based awards, as of September 30, 2011, there was $4.2 million of unrecognized compensation expense.

For Sogou’s share-based awards, as of September 30, 2011, there was $0.66 million of unrecognized compensation expense.

Operating Profit

As a result of the foregoing, our operating profit was $73.6 million and $205.8 million, respectively, for the three and nine months ended September 30, 2011, compared to $65.2 million and $164.5 million, respectively, for the corresponding periods in 2010.

Income Tax Expense

Income tax expense was $14.4 million and $35.7 million, respectively, for the three and nine months ended September 30, 2011, compared to $11.3 million and $25.6 million, respectively, for the corresponding periods in 2010.

The increase in income tax expense from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $3.1 million. The increase was mainly due to a $3.9 million increase in income tax expense for online game business.

The increase in income tax expense from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $10.1 million. The increase was mainly due to a $9.2 million increase in income tax expense for online game business.

Net Income

For the three and nine months ended September 30, 2011, we had net income of $64.3 million and $181.1 million, respectively, compared to $54.0 million and $140.8 million, respectively, for the corresponding periods of 2010.

For the three months ended September 30, 2011, we had net income of $64.3 million, including net income of $11.8 million from brand advertising, wireless and others segment, $53.7 million from Changyou segment, and net loss of $1.2 million from Sogou segment. For the three months ended September 30, 2010, we had net income of $54.0 million, including net income of $14.9 million from brand advertising, wireless and others segment, $45.3 million from Changyou segment, and net loss of $6.2 million from Sogou segment.

For the nine months ended September 30, 2011, we had net income of $181.1 million, including net income of $31.1 million from brand advertising, wireless and others segment, $161.2 million from Changyou segment, and net loss of $11.2 million from Sogou segment. For the nine months ended September 30, 2010, we had net income of $140.8 million, including net income of $33.7 million from brand advertising, wireless and others segment, $127.1 million from Changyou segment, and net loss of $20.0 million from Sogou segment.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $16.4 million and $43.7 million, respectively, for the three and nine months ended September 30, 2011, compared to $13.0 million and $36.1 million, respectively, for the corresponding periods in 2010.

The increase in net income attributable to noncontrolling interest was mainly due to increased net income of Changyou.

We expect the noncontrolling interest recognized for Changyou to increase in the fourth quarter of 2011, compared to the third quarter of 2011, due to vesting of share-based awards as described in Note 12 - Sohu.com Inc. Shareholders’ Equity - Changyou.com Limited Share-based Awards, as well as the increase in Changyou’s net income.

We expect the noncontrolling interest recognized for Sogou to remain at a low level in the fourth quarter of 2011.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $46.8 million and $135.9 million, respectively, for the three and nine months ended September 30, 2011, compared to $41.0 million and $104.7 million, respectively, for the corresponding periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investment in debt securities, as well as the cash flows generated from our operations.

As of September 30, 2011, we had cash and cash equivalents, short-term investments and investment in debt securities of approximately $808.4 million. As of September 30, 2010, we had cash and cash equivalents and investment in debt securities of approximately $609.3 million. Cash equivalents primarily comprise time deposits.

Sohu entered into an agreement to purchase an office building to be built in Beijing, which will serve as our headquarters, for a purchase price of $126 million. As of September 30, 2011, $107 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $19 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

Changyou entered into an agreement to purchase an office building to be built in Beijing, which will serve as its headquarters, for a purchase price of approximately $156 million. As of September 30, 2011, $62 million had been paid and was recognized as prepaid non-current assets in our consolidated financial statements. The remaining $94 million payment will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

As of September 30, 2011, the Sohu Group also had commitments for video content and bandwidth purchase in the amount of $35 million, commitments for other content, bandwidth and service purchase in the amount of $36 million, and other commitments related to future operating lease obligations and license fees of games developed by third-parties.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe we will continue to generate strong cash flow from our online advertising business and online game business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$256,491	$184,117
Net cash used in investing activities	(209,936)	(219,608)
Net cash used in financing activities	(39,209)	(144)
Effect of exchange rate change on cash and cash equivalents	21,688	6,515

Net increase (decrease) in cash and cash equivalents	29,034	(29,120)
Cash and cash equivalents at beginning of period	678,389	563,782

Cash and cash equivalents at end of period	$707,423	$534,662

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2011, $256.5 million net cash provided by operating activities was primarily attributable to our net income of $181.1 million, adjusted by non-cash items of share-based compensation expense of $14.1 million, depreciation and amortization of $45.5 million, cash from working capital items of $19.4 million and other miscellaneous non-cash expense of $1.0 million, offset by a decrease in cash of $3.2 million from fair value change in debt securities and $1.4 million from excess tax benefits.

For the nine months ended September 30, 2010, $184.1 million net cash provided by operating activities was primarily attributable to our net income of $140.8 million, adjusted by non-cash items of share-based compensation expense of $19.5 million, depreciation and amortization of $18.2 million and other miscellaneous non-cash expense of $1.0 million, and an increase in cash from working capital items of $6.5 million, offset by a decrease in cash of $1.9 million from excess tax benefits.

In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise affect cash flows.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2011, $209.9 million net cash used in investing activities was primarily attributable to $130.1 million used in acquiring fixed assets, intangible assets and prepaid non-current assets, including a $37 million payment for Sohu’s office building, and $79.8 million used in business acquisitions and investing activities.

For the nine months ended September 30, 2010, $219.6 million net cash used in investing activities was primarily attributable to $130.8 million used in acquiring fixed assets and prepaid non-current assets, including a $66 million payment for Sohu’s office building and a $59 million payment for Changyou’s office building, $74.6 million of investment in debt securities and $14.2 million used in business acquisitions.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2011, $39.2 million net cash used in financing activities was primarily attributable to $25.7 million used for the purchase of 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, and $16.6 million used for the repurchase of our common stock, offset by a $1.5 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, $1.4 million excess tax benefits mentioned in above “Net Cash Provided by Operating Activities,” and $0.2 million in proceeds from noncontrolling shareholders.

For the nine months ended September 30, 2010, $0.1 million net cash used in financing activities was primarily attributable to repayment of $3.0 million loan by one of Sohu’s subsidiaries to a third party, offset by a $1.9 million in excess tax benefits mentioned above in “Net Cash Provided by Operating Activities,” and $1.0 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan.

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

Substantially all of Changyou’s operations are conducted through Gamease, Guanyou Gamespace and Shanghai ICE, our VIEs, which generate all of our online game revenues. As these VIEs are not owned by Changyou’s subsidiaries, they are not able to make dividend payments to Changyou’s subsidiaries. Instead, each of AmazGame, Gamespace and ICE WFOE, which is Changyou’s subsidiary in China, has entered into a number of contracts with its corresponding VIEs to provide services to such VIE in return for cash payments. In order for us to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, or to distribute any dividends to our shareholders and ADS holders, we will need to rely on these payments made from these VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments are subject to PRC taxes, including business taxes and VAT, which effectively reduce the amount that a PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

In May 2011, the FASB issued revised guidance on the “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In June 2011, the FASB issued revised guidance on the “Presentation of Comprehensive Income”. The revised guidance requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income and eliminates one presentation option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The revised guidance states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The revised guidance is to be applied retrospectively and is effective for interim or annual periods beginning after December 15, 2011. We have not early adopted the new guidance and are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In September 2011, the FASB revised guidance on the “Testing of Goodwill for Impairment”. The revised guidance specified that an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The revised guidance is effective to both public and nonpublic entities that have goodwill reported in their financial statements during interim and annual periods beginning after December 15, 2011. We have not early adopted the new guidance and are currently evaluating the impact on its consolidated financial statements of adopting this guidance.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. In early November 2011, the center point of the currency’s official trading band hit 6.3165, representing appreciation of more than 7.6% since June 19, 2010. As a result of the announcement, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of September 30, 2011, which consisted of cash and cash equivalents, short-term investments, investment in debt securities, account receivables, prepaid and other current assets, and current liabilities. The maturity of those financial instruments was less than one year and their book value approximated fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	150,498	554,868	1,383	674	707,423
Short-term investments	0	22,319	0	0	22,319
Investment in debt securities	0	78,679	0	0	78,679
Account Receivables	1,215	97,820	186	203	99,424
Prepaid and other current assets	1,377	36,163	4	496	38,040
Current liabilities	19,800	281,327	133	185	301,445

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 5.7% in the first nine months of 2011. This rate of inflation was the highest in the past two years, and there may be further inflation in the future, which could have a material adverse effect on our business.

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

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, respectively.

ITEM 1A.	RISK FACTORS

Recent press reports concerning possible increased scrutiny by Chinese authorities of the VIE structure used by us and various other Chinese companies publicly-traded in the United States appear to have created concern among investors and caused the price of our common stock to drop, and such reports may have such an effect in the future.

In recent weeks, various prominent Western news outlets have reported that the PRC Ministry of Commerce and the China Securities Regulatory Commission, among other Chinese regulatory authorities, may be considering increased scrutiny or enhanced regulation of Chinese companies that use VIE structures as a means of complying with Chinese laws prohibiting or restricting foreign ownership of certain businesses in China, including businesses we are engaged in such as Internet information and content, online advertising, online game, sponsored search, and value-added telecommunication services. Some of such news reports have also sought to draw a connection between recent widely reported accounting issues at certain Chinese companies and the use of VIE structures. Such news reports appear to have had the effect of causing significant drops in the market prices of the shares of several Chinese companies, including us, that are publicly- traded in the United States. While we believe, even if any such Chinese regulatory authorities were to increase scrutiny of VIE structures or adopt regulations specifically governing their use, that the possibility is remote that any such scrutiny would have a material adverse impact on us or cause us to change our existing operational structure in any materially adverse way, it is possible that there will be such increased scrutiny or enhanced regulation in the future. In addition, while we are not aware of any causal connection between the recently reported accounting scandals and the use of VIE structures, it is possible that investors in our common stock will believe that such a connection exists. Any of such circumstances could lead to further loss of investor confidence in Chinese companies such as ours and cause fluctuations in the market prices of our common stock and, if such prices were to drop sharply, could subject us to shareholder litigation, which could cause the price for our shares to drop further.

Changyou’s operations may be further adversely affected by the implementation of updated anti-fatigue-related regulations.

As we have disclosed in prior reports, Changyou’s business might be adversely affected by the Anti-Fatigue Notice and the Monitor System Circular, which were promulgated in 2007 and 2011, respectively. On July 1, 2011, eight PRC government authorities, including the GAPP, the Ministry of Education, MIIT and five others, promulgated a further notice to strengthen the implementation of the anti-fatigue system and real-name registration, entitled Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (or the Real-name Registration Notice), which took effect on October 1, 2011.

The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s ID to play Internet games and, accordingly, the notice provides more stringent punishment for online game operators for not implementing the anti-fatigue and real-name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is to require termination of the operation of the online game if it is found to be in violation of the Anti-Fatigue Notice, the Monitor System Circular or the Real-name Registration Notice.

The newly issued notice further increases Changyou’s operations risks, as Changyou will be required to spend more resources on the real-name verification and anti-fatigue system, which will lead to an increase in operation costs. In addition, the amount of time that minors will be able to spend playing online games such as Changyou’s will be further limited, which can be expected to lead to a reduction in our revenues. Furthermore, if Changyou is found to be violating the notice, it may be required to suspend or discontinue its online game operations.

With the exception of the forgoing, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the SEC on August 8, 2011, respectively.

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

During the three months ended September 30, 2011, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2011

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended September 30, 2011

EXHIBITS INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.