Form 10-K
period 2011-12-31
SOHU COM INC
filed 2012-02-28
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2011 as reported on the NASDAQ Global Select Market, was approximately $1,948 million.

As of January 31, 2012, there were 38,088,327 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2011 Annual Meeting of Stockholders to be filed on or about April 27, 2012 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Fox Video”), Fox Video (HK) Limited (“Video HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Wuxi Sohu New Momentum Information Investment Co., Ltd. (“Wuxi Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Beijing 17173 Network Technology Co., Ltd. (“17173 Network”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”),Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Jingmao Film & Culture Communication Co.,Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Technology Co., Ltd. (“7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend” ,“believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS OVERVIEW

OUR COMPANY

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language Web properties, and we developed and operate one of the most popular massively multi-player online games and one of the most popular Web-based games in China. Substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

In August 1996, we were incorporated in Delaware as Internet Technologies China Incorporated, and in January 1997 we launched our original Website, itc.com.cn. In February 1998, we re-launched our Website under the domain name Sohu.com and, in September 1999, we renamed our company Sohu.com Inc. On July 17, 2000, we completed our initial public offering on NASDAQ.

OUR BUSINESS

Our businesses consist of the online advertising business, the online game business, the wireless business and the others business, among which online advertising and online games are our core businesses.

Online Advertising Business

Our online advertising business consists of the brand advertising business as well as the search and others business. For the year ended December 31, 2011, online advertising services generated $342.2 million or 40% of total revenues of $852.1 million.

Brand Advertising Business

Our brand advertising business offers various products and services (such as free of charge premier content, interactive community and other competitive Internet services) to our users, and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal.

Our brand advertising business offers advertisements on our Web properties to companies seeking to increase their brand awareness online.

Search and Others Business

Our search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), offers customers pay-for-click services, priority placements in a search directory, and online marketing services on the Sogou Web Directory.

Online Game Business

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”), which is a leading online game developer and operator in China. Changyou engages in the development, operation and licensing of online games, including massively multi-player online games (“MMOGs”) and Web-based games. Changyou developed and operates one of the most popular MMOGs Tian Long Ba Bu (“TLBB”) and, through licensees, operates DDTank, which is one of the most popular multi-player Web-based shooting games in China.

For the year ended December 31, 2011, our online game business generated $435.5 million or 51% of total revenues of $852.1 million.

Wireless Business

Our wireless business offers mobile related services through different types of wireless products to mobile phone users. The mobile related services consist of the provision of content such as news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones and logo downloads. A majority of the content is purchased from third party content providers. The wireless products consist mainly of short messaging services (“SMS”), Ring Back Tone (“RBT”), interactive voice response (“IVR”) and mobile games.

Others Business

Our others business primarily includes sub-licensing of licensed video content to third parties and offering cinema advertisement slots to be shown in theaters before the screening of movies, which is a new business of Sohu Group from Changyou’s acquisition of Shanghai Jingmao Culture Communication Co., Ltd (“Shanghai Jingmao”) and its affiliate.

Business Restructuring

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, as we are Changyou’s controlling shareholder, we continue to consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting shares held by shareholders other than us. As of December 31, 2011, approximately 30% of the economic interest in Changyou was recognized as noncontrolling interest in our consolidated financial statements.

Sogou Transactions

On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang, for an aggregate of $48 million. Following the sale, as we are Sogou’s controlling shareholder, we continue to consolidate Sogou in our consolidated financial statements, but recognize noncontrolling interest reflecting shares held by shareholders other than us.

17173 Transaction

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, we closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”), a leading game information portal in China, for fixed cash consideration of $162.5 million. After the closing of the sale, we continued to consolidate the results of operations of the 17173 Business in our consolidated financial statements.

PRODUCTS AND SERVICES

Online Advertising Business

Brand Advertising Business

Web Properties

Our brand advertising business currently falls into four categories: online portal, online video, vertical sites and community and communication products.

Online Portal

Sohu portal consists of sophisticated Chinese language Web navigational capabilities, a series of main content channels, and Web-based communication and community services. We offer a variety of free channels that provide comprehensive content. The most popular channels include:

News channel aggregates feeds from media and information providers in a variety of fields, such as Xinhua News Agency, People’s Daily, 21 Century Business Herald, Associated Press, Reuters, Agence France-Presse and BBC Worldwide Limited. Through news channel, users have easy access to a range of news topics such as political, social and military.

Entertainment channel contains extensive coverage of entertainment areas that are of interest to Chinese users, including movies, television programs, plays, operas and popular and classical music.

Business and Finance channel provides business and financial news coverage. Users can retrieve real-time stock quotes from the major exchanges, including the New York, NASDAQ, Shanghai, Shenzhen and Hong Kong stock exchanges. It also offers other financial product information.

Automobile channel provides a massive database of car models that can be sorted or ranked based on key parameters, industry policies and trends. It also provides automobile features, news, and product reviews. In addition, it offers local auto market updates and dealership information through a network of 40 local city Websites.

Information Technology channel offers easy access to industry policies and stories, industry forums, and online communications with the management of top Chinese IT companies. It features information technology news, product reviews and software downloads.

Sports channel offers multimedia news and information on a wide range of sporting events. It features domestic and international sports matches.

Online Video

Sohu Video is a leading online video service provider in China. We deliver licensed professionally produced video content and original in-house produced video content. We provide users free access to most of our extensive and comprehensive video content library, such as popular domestic and overseas television dramas, movies, television programs, documentaries, news, animations, entertainment related contents, live television webcasts, in-house produced shows and programs, and user-generated content. We also offer selected premium content such as high definition movies and educational content on our advertisement-free paid channel.

During 2011, we continued to put emphasis on our online video business and executed our strategy to expand our library of authorized high definition popular television dramas and in-house produced content. Our extensive and comprehensive video content library was built through our long-term cooperation with more than 3,000 content providers, such as China Film Group Corporation, Hunan Satellite TV, China Central Television (“CCTV”), Huayi Brothers Media Group, Warner Bros. International Branded Service, and 20th Century Fox Home Entertainment. In 2011, we further expanded our in-house production capabilities, and created a wide spectrum of compelling content from entertainment driven made-for-internet drama series to in-depth content driven documentary programs. Our self-produced drama series have been well received by users, and the first wave of daily or weekly self-produced programs is on air, among which our professional quality documentary program is comparable to top tier television station productions.

We leveraged the various internet media assets under the Sohu brand, including our online portal, entertainment channel and Sogou.com platform, to execute cross marketing campaigns to achieve maximum exposure and publicity. We believe our efforts in securing authorized premier content in advance, in-house production capability, and Sohu’s well-established media influence can give us competitive advantages and help to accelerate user growth. According to data from iResearch, in December 2011 Sohu Video’s monthly unique visitors increased by approximately 70% from December 2010, nearly reaching the 200 million mark.

Vertical Sites

Focus.cn

Focus.cn is one of the leading real estate websites in China, providing comprehensive solutions for house seekers, homeowners, potential property or household appliance buyers with high incomes, and real estate professionals. Launched in 1999, Focus.cn provides new home and existing home information and develops thousands of homeowner’s online forums in over 100 cities across China, such as Beijing, Shanghai, Tianjin, Guangzhou and Shenzhen. Focus has also been enriching its content and has diversified from residential properties to commercial properties, as well as other auxiliary industries, such as home decoration, furniture and fixtures.

17173.com

The 17173.com Website provides many news channels that cover different topics of interest to game players, including news channels for MMOGs, Web-based games and Flash games, community pages for game player unions, and hundreds of dedicated game pages for different popular online games. The Website has received a “Best Game Media” award for eight consecutive years from 2004 to 2011 at the Annual Game Industry Awards Gala.

Communication and Community Products

Communication and community services help users to build customized space and personalized page layouts and offer improved information sharing and real-time communication, so that users are able to expand and maintain their social network. We offer a variety of communication and community tools for our Chinese online users that are important in promoting user affinity to our portal network:

Micro-blog enables our users to follow the hottest topics being discussed online as well as discussions related to people they know. Users may send feeds in the form of text and multimedia (photo, video and music) content to their opted-in followers. Micro-blog users may view feeds from accounts that they follow, via search results or by topical content pages. Micro-blog may be accessed through mobile Internet and mobile applications, such as those built for iPhone, iPad and Android devices.

Message Boards allow users to post and exchange information on message boards covering 50 main topics, including education, travel, fashion, sports and all-news Web pages.

Blog is an interactive platform for users to build their personalized space by posting their articles and pictures, uploading videos, and sharing information among users. In addition, Sohu blogs provide multiple applications for user-customized front page layouts, interactive communication facilities and services integrated with a selection of Sohu products.

E-Mail offers free e-mail services with up to two gigabytes of memory and premium mail services with different features.

During 2011, we continued to upgrade our communication and community services so as to increase user experience and stickiness to our portal network.

Service Offerings to Advertisers

In brand advertising business, we enjoy a strong competitive position as one of the leading Internet companies in China. We provide brand advertising services across our matrices of Web properties. Our offerings enable advertisers to post their advertisements in different forms, including textual, rich media and video advertisements, and in different locations across the Sohu matrix of Web properties. Our brand advertising products include but are not limited to banners, links, logos, buttons and stream advertisements placed on our websites and sponsorships that typically focus on a particular event or a particular website area. We charge most advertisers on a time basis with fixed fees. To cater to different advertisers, particularly small-sized advertisers, we also adopted a Cost Per Click (“CPC”) pricing model and a Cost Per Impression (“CPM”) pricing model. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our website. Discounts from standard rates are typically provided for higher-volume, longer-term advertising contracts, and may be provided for promotional purposes.

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our websites. During the year ended December 31, 2011, approximately 2,600 companies advertised on our websites. Our customers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies. We continue focusing on multinational and Chinese domestic companies as our key advertisers. In 2011, sales to our five largest advertisers accounted for approximately 11% of total brand advertising revenues. We have entered into agreements with each of these advertisers. Most of these agreements have terms of less than 12 months.

As of December 31, 2011, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $4.5 million, which are required to be provided during the year ending December 31, 2012.

Search and Others Business

Sogou.com

Sogou.com, which means “Search Dog,” is Sohu’s proprietary search engine launched in August 2004. Sogou.com performs interactive searches of billions of Web pages using advanced algorithms. Upon a search query, the user is taken through a fast and convenient interactive process to reach the most relevant selection of integrated website and page search results. Sogou provides our users with high updating speeds, short response times and accurate search results, based on a large database capacity of more than 100 billion retrieved pages. We will continue to update the Sogou search engine with advanced techniques to enhance user experience and grow search traffic.

Sogou Browser

Sogou Browser is our self-developed browser that is designed with technologies to make the Web faster, safer, and easier to navigate. Sogou browser has many distinguishing features, including embedded playing of Web video, quick proxy functions for education networks, smart address bar, privacy protection mode, and a column for the most-visited Websites. In 2011 we launched a new version of Sogou browser which further accelerates browsing speeds and adds an innovative Web page update notification feature as well as an online shopping security protection function. All of these features have been well received by Internet users, with Sogou Browser currently having user penetration rate of over 26%.

Sogou Web Directory

Sogou Web Directory is a Chinese Web directory navigation site which serves as a key access point to popular and preferred Websites and applications. Online marketing services on Sogou Web Directory mainly consist of displaying links to Sogou’s advertisers’ Websites on the Web pages of Sogou Web Directory.

Sogou Pinyin

Sogou Pinyin is our self-developed Chinese character input method software, with a vocabulary database that is tied to the search queries database of the Sogou search engine and can capture the latest trends in words used by Internet users. Since its launch in 2006, Sogou Pinyin has been well received by users. It continues to gain popularity and expand market share through superior product quality and effective marketing campaigns. As of December 31, 2011, Sogou Pinyin had been installed in over 70% of the PCs in China. In 2001 we launched a mobile version of Sogou Pinyin, which we regularly update to improve its performance.

Online Game Business

Online Games

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of its games TLBB and DDTank. Changyou engages in the development, operation and licensing of MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players, and Web-based games, which are played over the Internet using a Web browser. Changyou currently operates several MMOGs in China, including the in-house developed TLBB and Duke of Mount Deer (“DMD”) and other MMOGs that Changyou has licensed from third parties. As of December 31, 2011, Changyou’s MMOGs in China had approximately 175.5 million aggregate registered accounts. For the three months ended December 31, 2011, Changyou’s MMOGs in China had approximately 1.2 million aggregate peak concurrent users, 3.2 million aggregate active paying accounts and average revenue per active paying account of RMB 221. Changyou also licenses DDTank, a Web-based game developed by Changyou’s variable interest entity (“VIE”) Shenzhen 7Road Technology Co., Ltd. (“7Road”), a majority of which Changyou acquired in May 2011 through Changyou’s VIE Beijing Gamease Age Digital Technology Co., Ltd (“Gamease”), to third-party operators in China and overseas. For the three months ended December 31, 2011, DDTank had approximately 41.9 million aggregate active accounts, 1.6 million aggregate active charging accounts and average revenue recognized per active charging account of RMB 38.

To leverage the success of Changyou’s popular in-house developed games, Changyou licensed these games to third-party operators. TLBB is currently licensed to third-party operators in Vietnam, Taiwan, Hong Kong, Malaysia and Thailand. DDTank is currently licensed to third-party operators in China, Vietnam, Malaysia, Taiwan, and Brazil. Changyou also operates a modified version of TLBB in the U.S. and certain European countries.

All of Changyou’s games are operated under the item-based revenue model, where game players play the games for free but can purchase virtual items to enhance the game-playing experience. The primary games which Changyou is currently operating and plans to operate include:

Online Games in Operation

TLBB

Genre: 2.5D martial arts massively multi-player online role-playing game (“MMORPG”) (MMORPG is a subset of the MMOG category)

Launched: May 2007

TLBB is an in-house developed 2.5D martial arts MMORPG adapted from the popular Chinese novel, “Tian Long Ba Bu,” which means “Novel of Eight Demigods.” The missions and activities of the game generally follow the storyline of the novel, which Changyou has adapted to add new features and characters. TLBB features a combination of martial arts-style-fighting and community-building among its game players, which we believe holds strong appeal for game players.

Changyou typically releases updates for TLBB once or twice a week and more significant enhancements in the form of expansion packs every few months. Changyou has developed 21 expansion packs since TLBB’s launch, including two major expansion packs, “TLBB2” and “TLBB3,” that were released in April 2010 and October 2011, respectively. TLBB2 and TLBB3 won the 2010 “Most Liked Online Games by Game Players” award and the 2011 “Best Self-Developed Online Games” award, respectively, at the China Digital Entertainment Expo and Conference, or ChinaJoy.

DDTank

Genre: Q-style multi-player shooting Web-based game

Launched: March 2009

DDTank is a 2D Q-style Web-based shooting game developed by Changyou’s VIE 7Road. Players use keyboards to control weapons to compete with others, using different weapons to produces different firing effects. The game features a master and apprentice system, a card system, and many customization options for avatars.

7Road typically releases updates for DDTank once or twice a week and more significant enhancements in the form of versions every few months. 7Road has developed 18 versions since its launch, including 5 major versions, “DDTank 2.0 de Expedition,” “DDTank 2.3 Cthulhu,” “DDTank 2.4 Shadow Castle,” “DDTank 2.6 Dragon’s Lair” and “DDTank 3.0 New Era,” which were released in March 2010, July 2010, October 2010, January 2011 and April 2011, respectively. DDTank was awarded the 2009-2010 Baidu Outstanding Webgame Award. DDTank’s 2.4 version won the 2010 “Most Liked Web-based Games by Game Players” award at ChinaJoy.

DMD

Genre: 3D cartoon-style martial arts MMORPG

Launched: July 2011

DMD is an in-house developed 3D martial arts MMORPG based on Louis Cha's final novel adapted from the popular Chinese novel, “Duke of Mount Deer.” The game recreates Louis Cha’s final martial arts world with fresh and stunning cartoon-style graphics, supported by a proprietary 3D animation engine. The game is defined by an open story line populated with classic heroes. DMD combines four different types of combat: Magic, Taoism, Martial arts and Firearms. Each character can choose up to three different job classes and command up to five different kinds of pets at the same time, allowing a single player to set up an exclusive adventure group. Using a proprietary server technology that allows connected gameplay across different servers, gamers can enter parallel worlds to experience new adventures with friends. In addition, users on two different servers can form alliances against competing teams on other servers, allowing large communities of players to meet, network and compete with each other online. DMD was awarded the 2011 "Best 3D Online Game" award at ChinaJoy.

Blade Online series

Genre: 2.5D martial-arts style fighting MMORPG

Launched: Blade Online (“BO”) in October 2004; Blade Hero II (BH2) in September 2009

The Blade Online series consist of two 2.5D martial-arts style fighting MMORPGs, BO, which Changyou licensed from a third party, and BH2, which is a sequel of BO. Both games are martial arts-style fighting games set to the backdrop of a Chinese myth. In BO, game players can set their own rules for in-game fighting and take on various roles, including a human, an evil spirit or an immortal in the game. Each role has different skill sets that can be learned and improved by completing different tasks. BH2 incorporates popular features of BO as well as new features such as new maps, new characters, new fighting techniques and additional team-combat functions to give players a more intense and realistic fighting experience. The game also includes upgrades to some of the community features found in BO, such as an auto-navigation system, an improved mission tracking system and enhanced visual effects.

Changyou licensed BO and subsequently purchased BO’s source codes to allow Changyou to have complete control over the future enhancement of BO. Since it began operating BO, Changyou has developed seven expansion packs and a sequel of BO called BH2.

Da Hua Shui Hu (DHSH)

Genre: 2D Q-style turn-based MMORPG

Launched: March 2010

DHSH is a 2D Q-style, turn-based MMORPG, which Changyou licensed from a third party. The game is based on a story from one of the four great classical novels of Chinese literature “Outlaws of the Marsh,” which is about the adventures of 108 heroes in the Northern Song dynasty. Through its cartoon graphics and humorous twists on characters and plots, the game provides an amusing and entertaining take on heroic tales from the classic Chinese novel. DHSH won the 2010 “Best Q-Style Online Game” award at ChinaJoy.

San Jie Qi Yuan (SJQY)

Genre: 2D cartoon-style turn-based MMORPG

Launch: December 2010

SJQY is a 2D cartoon-style turn-based MMORPG, which Changyou licensed from a third party. Adapted from one of the four great classical novels, “Journey to the West,” the game recreates a mythical fantasy world in ancient China for game players to engage in martial arts combat and other activities such as gardening and home building.

Online Games in Pipeline

Changyou has several MMOGs and Web-based games in its pipeline with different graphic styles, themes and features. Games in Changyou’s pipeline include, among others, the MMORPG Tao Yuan and the Web-based game Shen Qu, which Changyou is developing in-house, and the massively multi-player first-person shooter game (“MMOFPS”) (MMOFPS is a subset of the MMOG category) Battlefield Online, which Changyou licensed from a third party. Changyou intends to operate all of these games under the item-based revenue model and expects to begin open beta testing of Tao Yuan, Shen Qu and Battlefield Online in 2012.

Tao Yuan

Game genre: 3D turn-based strategy MMORPG

Expected launch date: 2012

Tao Yuan is a 3D cartoon-style turn-based MMORPG adapted from the legendary stories of Three Kingdoms heroes. The game is created using the Unreal3 game engine and features cartoon-style characters and high-quality 3D graphics. The game incorporates traditional Chinese culture, such as five elements, divination inquiry and Chinese acupuncture treatment, into its gameplay design. Unlike traditional turn-based games, game players can choose from a total of 17 occupations and can interchange between occupations freely in the game. In addition, the game brings the concept of space time into a turn-based game, which greatly increases the challenges and strategies involved in combat.

Battlefield Online

Game genre: MMOFPS

Expected launch date: 2012

Battlefield Online is a MMOFP developed from Electronic Arts Inc.’s classic Battlefield franchise, a long-standing series of first-person shooter games, for the PC. Battlefield Online is focused on the fights for interests between the Empire and the Commonwealth. The game allows players not only to compete in small teams in group battles and raids, but also to participate in large-scale combat of up to 100 players, where game players enter a 50 vs. 50 battlefield, as opposed to the street fighting arenas of traditional first-person shooter games. The battlefields in the game are realistic portrayals of real-life war settings. In addition, sub-categories of battle classes can be found in Battlefield Online. Players can choose their characters when joining combat or before revival and select from four classes to take a part in, including “medic,” “antitank soldier,” “engineer” and “sharpshooter.”

Shen Qu

Game Genre: 2.5D real-time strategy Web-based game

Expected launch date: 2012

Shen Qu is a 2.5D real time strategy Web-based game set against a mythical western universe, which is being developed in-house by Changyou’s VIE 7Road. The game focuses on the exploration of cities and instances. Players, as rulers of the city, fight against a demonic race by developing their own facilities and armies. When exploring instances, players can experience diverse playing modes, including chasing, escaping and counterattacking, and finally become the overlord of an area. The most unique feature differentiating the game from traditional turn-based games is that gameplay is real-time, which makes combat more smooth without players’ waiting, and more exciting with more instant fighting results and changing situations on the battlefield.

Wireless Business

Our wireless business offers mobile related services through different types of wireless products to mobile phone users. The mobile related services consist of the provision of content such as news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones and logo downloads. A majority of the content is purchased from third party content providers. The wireless products consist mainly of SMS, RBT, IVR and mobile games.

Others Business

Our others business primarily includes sub-licensing of licensed video content to third parties and offering cinema advertisement slots to be shown in theaters before the screening of movies, which is a new business of Sohu Group from Changyou’s acquisition of Shanghai Jingmao and its affiliate.

COMPETITION

The Internet and Internet-related markets in China are rapidly evolving. There are many companies in the domestic and international markets that distribute online content, online games, and value-added telecommunications services targeting Chinese users. We now are facing more intense competition from both domestic and international competitors for providing content and services over the Internet, including brand advertising, content, community tools, pay-for-click, priority placement, online marketing, online games and wireless services.

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

Online Advertising Business

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

There are a number of existing or new PRC Internet companies, including those controlled or sponsored by private entities and by PRC government entities. As an Internet portal, we compete with various portals, including but not limited to Sina Corporation (or Sina), Tencent Holdings Ltd. (or Tencent) and NetEase.com, Inc. (or NetEase), and vertical sites, such as YouKu Inc. (or Youku), Tudou Holdings Limited (or Tudou), Beijing Xin Lian Xin De Advertising Media Co., Ltd. (or iQIYI), SouFun Holdings Limited (or SouFun), China Real Estate Information Corporation (or CRIC), Bitauto Holdings Limited (or BitAuto), Guangzhou Hua Duo Network Technology Co., Ltd. (or YY), and Pacific Online Limited (or PConline).

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

We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers, advertising revenues and content. Some of these traditional media, such as CCTV, Xinhua News Agency and People’s Daily, have extended their businesses into the Internet market. As a result, we expect to face more intense competition with traditional media companies in both their traditional media and in the Internet-related markets.

Search and Others Business

Our search and others business mainly consists of search and Sogou Web Directory. Search faces intense competition from other search engines, such as Baidu.com (or Baidu) and Google.com (or Google). In addition, there are more and more search engines emerging in the PRC online search market, as a result of business expansion by portals and vertical sites such as Soso.com of Tencent (or Soso), Youdao of Netease, and Bing of Microsoft. Sogou Web Directory also faces intense competition from other Chinese Web directories such as 360 Personal Start-up Page of Qihoo 360 Technology Co., Ltd. (or Qihoo), Hao 123.com of Baidu and 2345.com of Shanghai Ruichuang Internet Technology Development Co., Ltd.

Moreover, we compete with other technology-driven companies on developing and promoting client-end software. For example, we developed and launched the Sogou Pinyin Input method in 2006 and it has been well received by users. We launched our self-developed Sogou browser in 2008, and during 2011 Sogou browser increased its penetration of the market. However, many companies, such as Google, Tencent, Qihoo, Microsoft, Maxthon International Limited (or Maxthon) and Mozilla Corporation (or Mozilla) have presented their own methods of pinyin input or browsers that compete with us.

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

Online Game Business

For our online game business, we compete principally with the following three groups of competitors in China:

•

online game developers and operators in China, including Tencent, NetEase, Shanda Games Limited (or Shanda), Perfect World Co., Ltd. (or Perfect World), Giant Interactive Group Inc. (or Giant), NetDragon Websoft Inc. (or NetDragon), Kingsoft Corporation Limited (or Kingsoft), The9 Limited, Shenzhen ZQGame Co., Limited and Taomee Holdings Limited;

•	other private companies in China devoted to game development or operation, many of which are backed by venture capital; and

•	international competitors.

Our MMOGs currently compete with, among others, the following MMOGs in China:

•	Fantasy Westward Journey, developed and operated by NetEase;

•	World of Warcraft, developed by Blizzard Entertainment and operated by NetEase in China;

•	Asktao, developed and operated by Beijing Guangyu Huaxia Technology Limited;

•	Dungeon and Fighter, developed and operated by Tencent;

•	Dragon Nest, developed by Eyedentity Games and operated by Shanda;

•	Eudemons Online, developed and operated by NetDragon; and

•	Zhu Xian and Battle of the Immortals, developed and operated by Perfect World.

Our Web-based games currently compete with, among others, the following Web-based games in China:

•	Shen Xian Dao, developed by Guang Huan Zhong;

•	Mole Manor developed by Taomee Holdings Limited;

•	Qi Xiong Zheng Ba developed by Tencent;

•	San Guo Sha developed by Hangzhou Bianfeng Technology Limited;

•	Ao Shi Tian Xia developed by Shanghai Game Reign Network Technology Limited;

•	Re Xue San Guo developed by Play Town Entertainment Limited;

•	Ao Jian developed by Tian Shen Hu Dong Limited;

•	Plants vs. Zombie developed by Sichuan Tianshang Youjia Technology Limited; and

•	Ministry of War developed by Suzhou Snail Electronics Limited.

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

Various aspects of the PRC Internet industry are regulated by various PRC governmental authorities, including but not limited to:

•	the Ministry of Industry and Information Technology (or MIIT, formerly the Ministry of Information Industry);

•	the Ministry of Culture (or MOC);

•	the Ministry of Public Security;

•	the State Administration of Industry and Commerce (or State AIC);

•	the General Administration for Press and Publication (or GAPP, formerly the State Press and Publications Administration, or SPPA);

•	the State Administration for Radio, Film and Television (or SARFT);

•	the State Council Information Office (or SCIO); and

•	the State Administration of Foreign Exchange (or SAFE).

Our Current PRC Corporate Structure

We have the following direct or indirect subsidiaries in China (collectively the “China-based subsidiaries”, or the “PRC subsidiaries”):

Subsidiaries

For Online Advertising Business

For Brand Advertising Business

•	Sohu Software, established in 2003 by Sohu Hong Kong;

•	Go2Map Software, acquired in 2005 as a result of the acquisition of Go2Map Inc;

•	Beijing Fire Fox, established in 2005 and currently wholly-owned by Sohu Era;

•	Sohu Media, established in 2006 by Sohu Hong Kong;

•	New Software, established in 2008 by Sohu Era;

•	Sohu New Momentum, established in 2010 by Sohu Hong Kong;

•	Wuxi Sohu New Momentum, established in 2010 by Sohu Hong Kong;

•	Focus Time, established in 2010, in which Sohu New Media holds 60% of the equity interest; and

•	Video Tianjin, established in 2011 by Video HK.

For Search and Others Business

•	Sogou Technology, established in 2006 by Sogou BVI.

For Online Game Business

•	AmazGame, established in 2007 by Changyou HK;

•	Gamespace, established in 2009 by Changyou HK;

•	ICE Information, acquired in 2010 as a result of the acquisition of ICE Entertainment (HK) Limited;

•	Yang Fan Jing He, established in 2010 by AmazGame;

•	Shanghai Jingmao, acquired in 2010 by Yang Fan Jing He;

•	Beijing Jingmao, established in 2010 by Shanghai Jingmao; and

•	Shanghai Hejin, acquired in 2010 by Yang Fan Jing He.

The last seven companies listed above are indirect subsidiaries of Changyou.com Limited, which is our independently-listed majority-owned subsidiary.

For Wireless Business

•	Sohu Era, established in 2003 by Sohu Hong Kong.

The above China-based subsidiaries are engaged in the development of technologies relating to the Internet, online games and related software. Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Sogou Technology, Sohu Era, Wuxi Sohu New Momentum, Video Tianjin, AmazGame, Gamespace and ICE Information are wholly foreign-owned enterprises (or WFOEs), while New Software, Beijing Fire Fox, Focus Time, Yang Fan Jing He, Shanghai Jingmao, Beijing Jingmao and Shanghai Hejin are companies directly or indirectly invested by a WFOE.

Variable Interest Entities

We have also established in China the VIEs described below to perform value-added telecommunications services because of PRC restrictions on direct foreign investment in and operation of value-added telecommunications businesses, which are discussed further below under “Specific Regulations-Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies.” We entered into contractual arrangements between our VIEs and our Chinese subsidiaries to perform a substantial portion of our operations, including those of the Brand Advertising Business, the Search and Other Business, the Online Game Business and the Wireless Business.

For Online Advertising Business

For Brand Advertising Business

•

Sohu Entertainment, a PRC company established in 2002. Sohu Entertainment engages in the entertainment and advertising business in China. Xin Wang (or Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng hold 80% and 20% interests, respectively, in Sohu Entertainment.

•

Tu Xing Tian Xia, a PRC company we acquired in 2005. Tu Xing Tian Xia provides mapping services in China. High Century and Sohu Internet each holds 56.1% and 43.9% interests, respectively in Tu Xing Tian Xia;

•	Donglin, a PRC company that we established in 2010. High Century and Sohu Internet each holds a 50% of interest in Donglin, which engages in the advertising business;

•	Pilot New Era, a PRC company that we established in 2010. High Century and Sohu Internet each holds a 50% interest in Pilot New Era, which engages in the advertising business;

•	Focus Yiju, a PRC company that we acquired in August 2011. High Century holds a 100% interest in Focus Yiju. Focus Yiju engages in the advertising business;

•

17173 Network, established in 2011, in which Jing Zhou holds 50% of the equity interests. The remaining 50% is held by a third party. 17173 Network engages in the technology development and advertising businesses; and

•

Tianjin Jinhu, a PRC company that we established in November 2011. Tianjin Jinhu provides program production and performance and artist agency services in China. Ye Deng and Chun Liu each holds a 50% equity interest in Tianjin Jinhu.

For Search and Others Business

•

Sogou Information, a PRC company that we established in December 2005. Sogou Information provides Internet information services in China. Xiaochuan Wang and Xianxian Hao each holds a 50% interest in Sogou Information. Sogou Information is indirectly controlled by Sogou Inc., our majority-owned search subsidiary.

For Online Game Business

•

Gamease, a PRC company that we established in August 2007. Gamease provides online game services in China. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in Gamease;

•	Shanghai ICE, a PRC company that we acquired in May 2010. Shanghai ICE provides online game services in China. Runa Pi and Rong Qi each holds a 50% interest in Shanghai ICE;

•

Guanyou Gamespace, a PRC company that we established in August 2010. Guanyou Gamespace provides online game services in China. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in Guanyou Gamespace; and

•

7Road, a PRC company that was established in January 2008. Gamease, which is one of Changyou’s VIEs, acquired 68.258% of 7Road’s equity interests in May 2011. 7Road engages in Web-based game development in China.

The last four companies are indirectly controlled by Changyou, which is our independently-listed majority-owned subsidiary.

For Wireless Business

•

High Century, a PRC company established in 2001. High Century operates as an investment holding company in China. Dr. Charles Zhang and Wei Li hold 80% and 20% interests, respectively, in High Century;

•

Sohu Internet, a PRC company established in 2003. Sohu Internet provides Internet information, wireless and advertising services in China. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in Sohu Internet;

•

GoodFeel, a PRC company that we acquired in 2004. GoodFeel has entered into a series of agreements to provide value-added telecommunication services in China. James Deng and Jing Zhou hold 58.1% and 41.9% interests, respectively, in GoodFeel;

•	21 East Beijing, a PRC company engaging in the entertainment business in China. High Century holds a 100% interest in 21 East Beijing; and

•

Yi He Jia Xun, a PRC company that we acquired in September 2011. Yi He Jia Xun has entered into a series of agreements to provide value-added telecommunication services in China. Gang Fang and Yanfeng Lv each holds a 50% interest in Yi He Jia Xun.

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

In May 2011, we completed the liquidation of one of our former VIEs, New 21 East Art Development (Beijing) Co., Ltd., or New 21 East, a PRC company that was 70% owned by High Century. Before its liquidation, New 21 East engaged in the entertainment business in China.

Specific Regulations

Requirements for Establishment of WFOEs

Under current PRC laws, the establishment of a WFOE must be approved by the Ministry of Commerce (or MOFCOM) or its local branches. Each of our WFOEs was established with such approval.

Requirements for Obtaining Business Licenses

All China-based companies may commence operations only upon the issuance of a business license by the relevant local branch of the State AIC. All of our China-based subsidiaries and VIEs have been issued business licenses by the relevant local branched of the State AIC. In addition, each of our subsidiaries Sohu Era, Sohu Media, Sogou Technology and AmazGame as well as each of our VIEs Sogou Information, Sohu Internet, Yi He Jia Xun and Gamease has obtained a High and New Technology Enterprise Qualification Certificate jointly issued by the Beijing Science and Technology Commission, the Beijing Finance Bureau, the Beijing State Tax Bureau and the Beijing Local Tax Bureau. 7Road, which is a VIE of Changyou, has obtained a High and New Technology Enterprise Qualification Certificate jointly issued by the Shenzhen Finance Commission and Shenzhen Science, Industry, Trade and Information Technology Commission.

In the opinion of Haiwen, our China-based subsidiaries and VIEs have satisfied the requirements for business licenses and/or High and New Technology Enterprise Qualification Certificates.

Regulation of Value-added Telecommunications Services

The Telecommunications Regulations of the People’s Republic of China (or the “Telecom Regulations”), implemented on September 25, 2000, are the primary PRC law governing telecommunication services, and set out the general framework for the provision of telecommunication services by domestic PRC companies. The Telecom Regulations require that telecommunications service providers procure operating licenses prior to commencing operations. The Telecom Regulations draw a distinction between “basic telecommunications services,” which we generally do not provide, and “value-added telecommunications services.” The Telecom Regulations define value-added telecommunications services as telecommunications and information services provided through public networks. The “Catalogue of Telecommunications Business” (or the “Catalogue”), which was issued as an attachment to the Telecom Regulations and updated in February 2003, identifies online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search as value-added telecommunications services. We engage in various types of business activities that are value-added telecommunications services as defined and described by the Telecom Regulations and the Catalogue.

On March 1, 2009, the MIIT issued Measures on the Administration of Telecommunications Business Operating Permits (or the “Telecom License Measures”) to supplement the Telecom Regulations and replace the previous Administrative Measures for Telecommunications Business Operating Licenses (or the “2001 Telecom Operating Measures”). The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China (including FITEs), one for basic telecommunications services and one for value-added telecommunications services. A distinction is also made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to each license granted will detail the permitted activities of the enterprise to which it was granted. An approved telecommunication services operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded in its Telecommunications Services Operating License.

On August 31, 2009, October 20, 2010 and November 19, 2010, respectively, the MIIT issued to Yi He Jia Xun, Sohu Internet and GoodFeel renewed Value-Added Telecommunications Services Operating Licenses, each of which authorizes the provision of value-added telecommunication services nationwide. All of these licenses have a valid term of five years and are subject to annual inspections.

Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies

Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (or the “FITE Regulations”), which were issued by the PRC State Council on December 11, 2001 and amended on September 10, 2008. The FITE Regulations stipulate that telecommunications enterprises in the PRC with foreign investors (or FITEs), must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

On July 13, 2006, the MIIT issued a Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services (or the “MIIT Notice”). The MIIT Notice states as its purpose the strengthening of the administration of foreign investment in PRC telecommunication businesses, particularly those involving value-added telecommunications services. The MIIT Notice requires value-added telecommunications companies to have necessary business premises and facilities (including servers), within the region covered by their Internet Content Provider, or ICP, licenses, to support the ICP services that they provide in the applicable region. The MIIT Notice also provides that the entity holding the ICP license must be the entity that possesses the key intellectual property rights, e.g., domain names and trademarks. In compliance with this requirement, some domain names and trademarks formerly held by Sohu Era are held by our VIE Sohu Internet, which in turn licenses them to Sohu Era.

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

On January 26, 2011, the Beijing Telecom Administration (or BTA) issued to Sohu Internet a renewed Telecommunications and Information Services Operating License (or ICP license). On January 28, 2011, the BTA issued to Sogou Information a renewed ICP license. On February 23, 2011, the Shanghai Telecom Administration issued to Shanghai ICE an ICP license. On March 21, 2011, the BTA issued to Guanyou Gamespace an ICP license. On July 19, 2011, the Guangdong Telecom Administration issued to 7Road an ICP license. On August 1, 2011, the BTA issued to Gamease an ICP license. All of these ICP licenses have a term of five years and are subject to annual inspections.

On December 29, 2011, the MIIT issued Several Provisions for Standardizing the Market Order of Internet Information Services (or the “Several Provisions”) which will take effect on March 15, 2012. With the aim of promoting the healthy development of the Internet information services market in China, the Several Provisions strengthen the regulation of the operations of Internet information service providers, including prohibiting Internet information service providers from infringing the rights and interests of other Internet information service providers, regulating evaluations provided by Internet information service providers regarding the services and products of other Internet information service providers, and regulating the installation and running of software by Internet information service providers. The Several Provisions also provide various rules to protect the interests of Internet information users, such as requesting Internet information service providers to take measures to protect the privacy information of their users and prohibiting Internet information service providers from cheating and misleading their users.

Online News Dissemination

On September 25, 2005, the Administrative Regulations for Internet News Information Services (or the “News Regulations”) were jointly promulgated by the SCIO and the MIIT to replace the previous Provisional Rules for the Administration of the Operation of News Publication Services by Web Sites (or the “Old News Rules”) issued on November 7, 2000. The News Regulations stipulate that general websites established by non-news organizations, such as Sohu, may publish news released by certain official news agencies if such websites satisfy the requirements set forth in Article 8 of the News Regulations but may not publish news items produced by themselves or other news sources. The News Regulations also require the general websites of non-news organizations to apply to the SCIO at the national level for approval after securing the consent of the SCIO at the provincial level before they commence providing news dissemination services.

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

•	if the applicant for the SCIO approval is an entity, its registered capital must not be less than RMB10,000,000; and

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

Online Audiovisual Transmission

On July 6, 2004, the SARFT issued Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks, which came into effect on October 11, 2004. These measures provide that websites authorized to disseminate news may apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs, allowing the online dissemination of streaming video. On June 20, 2011, Sohu Internet received a Permit for the Network Transmission of Audiovisual Programs issued by the SARFT.

On December 20, 2007, the SARFT and the MIIT jointly issued the Rules for the Administration of Internet Audiovisual Program Services (or the “Document 56”), which came into effect as of January 31, 2008. The rules require all online audio and video service providers to be either state-owned or state-controlled. They also encourage state-owned entities to actively invest in online audiovisual services. However, at a press conference held on February 3, 2008 the SARFT and the MIIT clarified that online audio-visual service providers that were already lawfully operating prior to the issuance of Document 56 may re-register and continue to operate without becoming state-owned or controlled, provided that such providers do not engage in any unlawful activities. This exemption will not be granted to service providers set up after Document 56 was issued. As we were already engaged in online audiovisual transmission prior to the issuance of Document 56, we are presumably exempted from the requirement of being state-owned or state-controlled.

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

Internet Publishing

The Rules for the Administration of the Publications Market, issued by the GAPP on July 16, 2003, define the online distribution of publications as the offering of online subscriptions for, and the purchase, storage, shipment, and sale of, publications over the Internet. In addition, the Provisional Rules for the Administration for Internet Publishing (or the “Internet Publishing Rules”), jointly issued by the GAPP and the MIIT on June 27, 2002, define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works primarily include content or articles (a) formerly published publicly in other media such as books, newspapers, periodicals, audio-visual products and electronic publications and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited. Under the Internet Publishing Rules, Web portals such as ours are required to apply to and register with the GAPP before distributing Internet publications.

In this regard, on April 1, 2009 Sohu Internet obtained a renewed approval from the Beijing News and Publications Bureau (the local arm of the GAPP) to distribute Internet publications. On December 22, 2010, Sohu Internet obtained renewed Internet publishing licenses issued by the GAPP.

Online Cultural Products

On May 10, 2003, the MOC issued the Provisional Regulations for the Administration of Online Culture (or the “Online Culture Regulations”), which took effect on July 1, 2003 and were amended on July 1, 2004. On February 17, 2011, the MOC issued the new Provisional Regulations for the Administration of Online Culture (or the “New Online Culture Regulations”), which took effect on April 1, 2011, to replace the previous regulations. The New Online Culture Regulations apply to entities engaging in activities related to “Internet cultural products,” which include those cultural products that are produced specially for Internet use, such as online music and entertainment, online games, online plays, online performances, online works of art and web animations, and those cultural products that, through technical means, produce or reproduce music, entertainment, games, plays and other art works for Internet dissemination. Pursuant to the New Online Culture Regulations, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

•	the production, duplication, importation, release or broadcasting of Internet cultural products;

•

the dissemination of online cultural products on the Internet or transmission thereof via Internet or mobile phone networks to user terminals such as computers, fixed-line or mobile phones, television sets ,gaming consoles and Internet surfing service sites such as Internet cafés for the purpose of browsing, using or downloading such products; or

•	the exhibition or holding of contests related to Internet cultural products.

On September 3, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (or the “MOC Notice”). The MOC Notice provides that direct links to online music will be defined as engaging in the online music business and therefore an Online Culture Operating Permit is required for providing such search services. In addition, the MOC Notice requires any domestic music products to be filed with the MOC within 30 days after being made available online. Imported music products must be approved by the MOC before being made available online.

In September 2010, November 2010, January 2011, May 2011, June 2011, and August 2011, respectively, the MOC issued an Online Culture Operating Permit to Sohu Internet, Sogou Information, Shanghai ICE, Gamease, Guanyou Gamespace and 7Road, authorizing us to provide relevant online services. These permits are subject to annual inspections.

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

Under the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them provide regular updates to the local public security bureau regarding information security and censorship systems for their websites. In this regard, on October 1, 2004, the Administrative Rules on the Filing of Commercial Websites were promulgated by the Beijing Administration of Industry and Commerce (or the “Beijing AIC”) to replace the Detailed Implementing Rules for the Measures for the Administration of Commercial website Filings for the Record promulgated by the Beijing AIC on September 1, 2000. The Administrative Rules on the Filing of Commercial Websites state that operators of Websites must comply with the following requirements:

•	they must file with the Beijing AIC and obtain electronic registration marks for the Websites;

•	they must place the registration marks on the Websites’ homepages; and

•	they must register the Website names with the Beijing AIC.

Sohu Internet and Gamease have successfully registered the Sohu.com Website and the Changyou.com Website with the Beijing AIC and the electronic registration marks for the Websites are prominently placed on the homepages of the Sohu.com Website and the Changyou.com Website.

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

Internet Content and Anti-Pornography

The PRC government has promulgated measures relating to Internet content through a number of government authorities, including the MIIT, the MOC, the GAPP and the Ministry of Public Security. These measures specifically prohibit certain Internet activities, including the operation of online games, which results in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites.

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

The Chinese government also has stringent regulations on online pornographic information and launched several crackdowns on Internet pornography in 2009. On December 4, 2009, the MIIT and other 3 government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (or the “Anti-Pornography Notice”) to further crackdown on online pornography. Pursuant to the Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. During the Anti-Pornography campaign, many websites (including mobile websites) that contained pornography were closed down. In addition, China Mobile Communication Corporation (or China Mobile) announced a temporary suspension of billing for Wireless Application Protocol (or WAP) services, as a means of fighting against websites providing pornographic content.

Micro-blog

On December 26, 2011, the Beijing Municipal News Office, together with the Beijing Municipal Public Security Bureau, the Beijing Municipal Communications Administration and the Beijing Municipal Internet Information Office, jointly issued the Several Measures on the Administration of the Development of Micro-blog in Beijing (or the “Micro-blog Measures”), which took effect on the same date. The Micro-blog Measures stipulates that all micro-blog operators in Beijing must require their users to register with their real names and that all micro-blog operators must complete procedures required by the Internet information content regulatory authority of Beijing for the operation of micro-blog services. The Micro-blog Measures provide a period of three months for micro-blog operators to complete the procedures required by the regulatory authority for the operation of micro-blog services and real name registration of their users beginning on the effective date of the Micro-blog Measures.

In order to comply with the Micro-blog Measures, we have added additional clauses into the agreements between the users of our micro-blog service and us requesting our micro-blog users to register using their real names.

Regulation of Online Advertising Services

Brand Advertising Services

Under the Administrative Regulations for Advertising Licenses and the Implementation Rules for the Administrative Regulations for Advertising, both of which were issued by the State AIC on November 30, 2004 and effective as of January 1, 2005, enterprises (except for broadcast stations, television stations, newspapers and magazines, non-corporate entities and other specified entities) are generally exempted from the previous requirement to obtain an advertising license. Exempted enterprises are only required to apply for the inclusion of advertising services in their business licenses.

In 2006, we established Sohu Media, whose business license includes within its scope the provision of advertising services.

Search and Others Services

Censorship of Online Music Content

On September 3, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (or the “MOC Notice”). The MOC Notice provides that providing direct links to online music will constitute engaging in the online music business, and that therefore an Online Culture Operating Permit is required for providing such search services. In addition, the MOC Notice requires any domestic music products to be filed with the MOC within 30 days after being made available online. Further, the MOC Notice provides that imported music products must be approved by the MOC before being made available online.

Sogou Information applied for an Online Culture Operating Permit and received it on November 9, 2010. The permit was renewed on September 20, 2011.

Regulation of Online Game Services

Online Game Content

On May 14, 2004, the MOC issued a Notice Regarding the Strengthening of Online Game Censorship (or the “Online Game Notice”). The Online Game Notice mandates the establishment of a new committee under the MOC that will screen the content of imported online games. In addition, all imported and domestic online games are required to be filed with the MOC. We have submitted the relevant filing documents to the MOC for the filing of all the games in operation.

On July 12, 2005, the MOC and the MIIT promulgated the Opinions on the Development and Administration of Online Game emphasizing the PRC government’s intent to foster and control the development of the online game industry in China and providing that the MOC will censor online games that “threaten state security,” “disturb the social order,” or contain “obscenity” or “violence.”

On November 13, 2009, the MOC issued a Notice Regarding Improving and Strengthening the Administration of Online Game Content (or the “Online Game Content Notice”). The Online Game Content Notice calls for online game operators to improve and adapt their game models. Emphasis is placed specifically on (i) mitigating the predominance of the “upgrade by monster fighting” model, (ii) imposing more severe restraints on the “player kill” model (i.e., where one player’s character attempts to kill another player’s character), (iii) restricting in-game marriages among game players, and (iv) improving the enforcement of legal requirements for the registration of minors and game time-limits.

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

Online Games Publishing and Cultural Products

On December 30, 1997, the GAPP issued the Rules for the Administration of Electronic Publications (or the “Electronic Publication Rules”), which took effect on January 1, 1998. The Electronic Publication Rules were replaced by the new Electronic Publication Rules issued on February 21, 2008, which took effect on April 15, 2008. The new Electronic Publication Rules regulate the production, publishing and importation of electronic publication in the PRC and outline a licensing system for business operations involving electronic publishing. Under the new Electronic Publication Rules and other regulations issued by the GAPP, online games are classified as a kind of electronic production and publishing of online games is required to be done by licensed electronic publishing entities with standard publication codes. Under the new Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of, and register the copyright license contract with, the GAPP.

The Internet Publishing Rules impose a license requirement for any company that intends to engage in Internet publishing, which is defined as any act by an Internet information service provider to select, edit and process content or programs and to make such content or programs publicly available on the Internet. Since the provision of online games is deemed an Internet publication activity, an online game operator needs to obtain an Internet publishing license in order to directly make its online games publicly available in the PRC. In practice, if an online game operator does not hold an Internet publishing license, it may publish its online games and obtain publishing numbers for those games through third-party licensed electronic publishing entities and file the online games with the GAPP as electronic publications. After an online game operator obtains an Internet publishing license, it can directly obtain publishing numbers for its online games and publish those games.

Gamease, which is the operator of TLBB, BO, BH2 and certain other MMOGs, Guanyou Gamespace, which is the operator of DMD, and 7Road, which is the operator of DDTank, obtained their Internet publishing licenses on December 10, 2010, October 13, 2011 and September 2, 2011, respectively. Shanghai ICE, which is the operator of SJQY, is in the process of applying for an Internet publishing license. TLBB, BO, BH2, DDTank, SJQY and some of our other games were historically granted publishing numbers and published through third parties that were licensed electronic publishing entities, because Gamease, 7Road and Shanghai ICE had not obtained Internet publishing licenses at the time those online games were made publicly available. Our agreements with third-party licensed electronic publishing entities regarding the publication of TLBB, BO, BH2 and certain of our other games have expired, and we are now publishing those games under a publishing license held by Gamease. Our agreements with third-party licensed electronic publishing entities regarding the publication of DDTank and SJQY will expire in 2016 and 2015, respectively. 7Road may decide, after the publication agreement for DDTank expires, to change the publisher of DDTank to 7Road. After the publication agreements for SJQY expire, if Shanghai ICE obtains an Internet publishing license, it will change the publisher for SJQY to Shanghai ICE or, if Shanghai ICE does not obtain an Internet publishing license, it will work with the third-party licensed electronic publishing entity to extend the publication agreements for SJQY. For any new online games to be developed and operated by any of our VIEs that holds an Internet publishing license in the future, the VIE will directly apply for publishing numbers and publish these new games under its own name.

The New Online Culture Regulations apply to entities engaging in activities related to “Internet cultural products,” which include cultural products that are produced specifically for Internet use, such as online music and entertainment, online games, online plays, online performances, online works of art and Web animation, and other online cultural products such as music, entertainment, games, plays and other art works that are produced or reproduced using technical means for Internet dissemination. Under the New Online Culture Regulations, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

•	the production, duplication, importation, release or broadcasting of Internet cultural products;

•

the dissemination of online cultural products on the Internet or transmission thereof via the Internet or mobile phone networks to user terminals such as computers, fixed-line or mobile phones, television sets, gaming consoles and Internet surfing service sites such as Internet cafés for the purpose of browsing, using or downloading such products; or

•	the exhibition or holding of contests related to Internet cultural products.

In January 2008, Gamease obtained from the MOC an Online Culture Operating Permit, which was renewed in May 2011. Guanyou Gamespace obtained an Online Culture Operating Permit from the MOC in June 2011. Shanghai ICE obtained an Online Culture Operating Permit from the MOC in December 2010. In June 2010, 7Road obtained from the MOC an Online Culture Operating Permit, which was renewed in August 2011.

On July 1, 2009, the GAPP issued a Notice on Strengthening the Approval and Administration of Imported Online Games, which took effect on the date of issuance. In this notice, the GAPP stated that it is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners, and that any enterprise which engages in online game publication and operation services within China must have the game examined and approved by the GAPP and receive from the GAPP an Internet publication service license. In addition, this notice states that activities which involve the showing, exhibiting, trading and promoting in China of online games produced offshore must be examined and approved by the GAPP. In the event of any failure to meet the above-mentioned requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. Our online game business may be adversely affected by this notice as the launch of expansion packs and imported games might be delayed because of the extra approval required. Such delay in releasing expansion packs or imported games may result in higher costs for our online game operation and have an adverse effect on our online game revenues.

On September 7, 2009, the State Commission Office for Public Sector Reform, which is a division of the State Council, issued Notice on Interpretation of the State Commission Office for Public Sector Reform on Several Provisions relating to Animation, Online Game and Comprehensive Law Enforcement in Culture Market in the ‘Three Provisions’ jointly promulgated by the MOC, the SARFT and the GAPP, which took effect upon the date of issuance. This notice provides that GAPP will have responsibility for the examination and approval of online games to be uploaded on the Internet and that, after such upload, online games will be administrated by the MOC. The notice further states that the GAPP will be responsible for the examination and approval of online games which are authorized by offshore copyright owners to be uploaded on the Internet, and that other imported online games will be subject to examination and approval by the MOC.

On September 28, 2009, the GAPP, the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications jointly published a Notice on Further Strengthening of the Administration of Pre-examination and Approval of Online Games and the Examination and Approval of Imported Online Games (or the “GAPP Notice”), which took effect on the date of issuance. The GAPP Notice states that the GAPP is the only authority responsible for pre-examination and pre-approval of online games, and that all the online game operators must obtain an Internet Publishing License to provide online game services. The GAPP Notice also states that foreign investors are not permitted to invest in online game operating business in China via wholly-owned, China-foreign equity joint ventures or cooperative joint ventures or to exercise control over or participate in the operation of domestic online game businesses through indirect means, such as other joint venture companies or contractual or technical arrangements. The GAPP Notice provides that new versions, expansion packs and new content for online games which have been previously approved by the GAPP must follow the same procedures for examination and approval by the GAPP as apply to new online games.

On June 3, 2010, the MOC issued the Interim Measures for the Administration of Online Games (or the “Online Game Measures”), which took effect on August 1, 2010, aiming to further strengthen supervision of the online game industry. The Online Game Measures regulate a broad range of online game operation activities, including development and production of online games, operation of online games, issuance of virtual currencies used for online games, and virtual currency trading services. The Online Game Measures provide that any entity that is engaged in online game operation activities must obtain an Online Culture Operating Permit. The Online Game Measures require the content of an imported online game to be examined and approved by the MOC prior to the game’s launch and the content of a domestic online game to be filed with the MOC. The Online Game Measures also request online game operators to protect the interests of online game users and stipulate that the service agreement between an online game operator and the users of its online games must include certain mandatory terms required by the MOC.

On July 29, 2010, the MOC issued a Notice of the Ministry of Culture on the Implementation of the Interim Measures for the Administration of Online Games, which took effect on the date of issuance. This notice provides details as to the requirements and procedures relating to applications for Online Culture Operating Permits and the MOC’s content review of online games. In addition, the notice emphasizes the protection of minors playing online games and requests online game operators to promote real-name registration of their game users.

Software Products Registration

On October 27, 2000, the MIIT issued the Measures Concerning Software Products Administration (or the Software Measures) to regulate software products and promote the development of the software industry in the PRC. The MIIT amended and replaced the Software Measures with the new measures (or the “New Software Measures”), which were issued on March 1, 2009 and became effective on April 10, 2009. Under the New Software Measures, software developers or producers are allowed to sell or license their software products independently or through agents, and software products developed in the PRC can be registered with the local provincial government authorities in charge of the information industry and filed with the MIIT. Upon registration, the software products are granted registration certificates which are valid for five years and may be renewed upon expiration. Under policies promulgated by the State Council, software products developed in the PRC which satisfy the requirements of the New Software Measures and have been registered and filed in accordance with the New Software Measures may enjoy certain types of preferential treatment. State Council policies provide that the MIIT and other relevant departments may supervise and inspect the development, production, sale and import and export of software products in the PRC. Changyou has registered the software copyrights for all of the software products that it currently uses.

Import and Export of Online Games

Pursuant to the New Online Culture Regulations, an Online Game Import Approval must be obtained from the GAPP before a game is launched in China. The GAPP handles applications for such approval through its provincial branches. The local provincial bureau of the GAPP will review an application and forward it to the GAPP for approval within 20 days of its own decision, together with a preliminary approval document.

The New Online Culture Regulations also require that imported online games be subject to content review and approval by the MOC. The Online Game Notice mandates the establishment of a new committee named “Committee for the Censorship of the Content of Imported Game Products” under the MOC, which will be responsible for the censorship of politically sensitive content in imported online games. The committee will also be responsible for censorship of games that “threaten national security,” “disturb social order,” “distort historical facts” or “infringe on third party intellectual property rights.”

On April 24, 2009, the MOC issued a Public Announcement on Regulating Applications for the Examination of the Content of Imported Online Games (or the “Announcement”). The Announcement emphasizes that enterprises operating imported online games must apply for the content of those games to be examined by the MOC in accordance with the Online Game Notice. The version of an imported online game which is filed for examination must be the same as that which is ultimately operated or publicly tested.

In addition to the industry regulation on import of online games, China imposes controls on the import and export of online games as technology. On December 10, 2001, the State Council promulgated Regulations on Administration of Import and Export of Technologies. The term “technology import and export” is broadly defined in the regulations to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by, or registration with, the relevant PRC governmental authorities. On February 1, 2009, the MOFCOM issued Measures for the Administration of Registration of Technology Import and Export Contracts detailing the procedures related to technology import and export registration. We have entered into license agreements with third parties outside of China to license our games, which constitute the export of technology under the regulations. As a result, such licenses are required to be registered with applicable PRC governmental authorities. Failure to make a registration may cause problems for us with respect to foreign exchange, banking and taxation matters relating to such license agreements, but the registration is a not a precondition for the effectiveness of the license agreements. Changyou has not registered all of the game license agreements under which it authorizes third-party overseas online game operators to operate its games, and to date Changyou has not encountered any issues with respect to foreign exchange, banking or taxation matters relating to its license agreements, nor has it received any notice from any governmental authority requiring it to complete the registration of its license agreements.

Protection of Minors

On April 15, 2007, the MIIT, the GAPP, the Ministry of Education and five other government authorities jointly issued a Notice on the Implementation of Online Game Anti-Fatigue System to Protect the Physical and Psychological Health of Minors (or the “Anti-Fatigue Notice”). Pursuant to the Anti-Fatigue Notice, online game operators are required to install an “anti-fatigue system” that discourages game players from playing games for more than five hours per day. Under the anti-fatigue system, three hours or less of continuous play by minors is considered to be “healthy,” three to five hours to be “fatiguing,” and five hours or more to be “unhealthy.” Game operators are required to reduce the value of in-game benefits to a game player by half if the game player has reached “fatiguing” level, and to zero in the case of “unhealthy” level.

To identify whether a game player is a minor and thus subject to the anti-fatigue system, there was adopted a real-name registration system, which requires online game players to register their real identity information before they play online games and requires us to submit the identity information of game players to the public security authority for verification. On July 1, 2011, the GAPP, the MIIT, the Ministry of Education and five other governmental authorities issued a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (or the “Real-name Registration Notice”), which took effect on October 1, 2011, to strengthen the implementation of the anti-fatigue system and real-name registration. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s ID to play Internet games and, accordingly, the Real-name Registration Notice imposes stringent punishments on online game operators that do not implement the required anti-fatigue and real-name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is to require termination of the operation of the online game if the operator is found to be in violation of the Anti-Fatigue Notice, the Monitor System Circular or the Real-name Registration Notice. We developed our own anti-fatigue and real-name registration systems for our games, and implemented them beginning in 2007. Under our systems, game players must use real identification in order to create accounts, and in this way, we are able to tell which of our game players are minors and thus subject to these regulations. For game players who do not register, we assume that they are minors. In order to comply with the anti-fatigue rules, game players under 18 years of age only receive half of the experience time they actually earn after three hours of play. And, after five hours of play, minors receive no experience points. We use this system to disincentivize minors from playing in excess of five hours at a time.

On January 15, 2011, the MOC, the MIIT and six other central government authorities jointly issued a circular entitled Implementation of Online Game Monitor System of the Guardians of Minors (or the “Monitor System Circular”), aiming to provide specific protection measures to monitor the online game activities of minors and curb addictive online game play behaviors of minors. Under the Monitor System Circular, online game operators are required to adopt various measures to maintain a system to communicate with the parents or other guardians of minors playing online games and online game operators are required to monitor the online game activities of minors, and must suspend the account of a minor if so requested by the minor’s parents or guardians. The monitor system was formally implemented commencing March 1, 2011.

Virtual Currency

On February 15, 2007, the MOC, the People’s Bank of China, or the PBOC, and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (or the “Internet Cafés Notice”). Under the Internet Cafés Notice, the PBOC is directed to strengthen the administration of the virtual currency in online games to avoid any adverse impact on the real economic and financial order. The Internet Cafés Notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase virtual items.

On June 4, 2009 the MOC and the MOFCOM jointly issued the Notice on the Strengthening of Administration on Online Game Virtual Currency (or the “Virtual Currency Notice”). Virtual currency is broadly defined in the Virtual Currency Notice to be a type of virtual exchange instrument issued by Internet game operation enterprises, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by the Internet game operation enterprises in electronic record format and represented by specific numeric units. Virtual currency is used to exchange Internet game services provided by the issuing enterprise for a designated time, and is represented by several forms, such as prepaid game cards, prepaid amounts or Internet game points, and does not include game props obtained from playing online games. Notably, game props (i.e., virtual items or equipment used in a particular game), are explicitly excluded from the definition of virtual currency. The Virtual Currency Notice specifically states that game props should not be confused with virtual currency and that the MOC, jointly with other authorities, will issue separate rules to govern them.

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

Internet Cafés

Pursuant to the Internet Cafés Notice, Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and file the permit with the State AIC. The Internet Cafés Notice also provides restrictions with respect to Internet cafés’ locations, size, number of computers, business hours and ages of their customers. For instance, Internet cafés are prohibited from operating between the hours of 12:00 A.M. and 8:00 A.M. Although Changyou does not operate any Internet cafés, the restrictive regulations on the operation of Internet cafés may negatively affect Changyou’s business operations, because many of Changyou’s MMOG users access the games through computers at Internet cafés. On February 15, 2007, the MOC and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games, or the Internet Cafés Notice, which imposed a nationwide suspension of approval for the establishment of new Internet cafés in 2007 and imposed tougher penalties for Internet cafés admitting minors. In 2008, 2009 and 2010, the MOC, the SAIC and other relevant government authorities, individually or jointly, issued several notices which provide various ways to strengthen the regulation of Internet cafés, including investigating and punishing the Internet cafés which accept minors, cracking down on Internet cafés without sufficient and valid licenses, limiting the total number of Internet cafés, screening unlawful games and websites, and improving the coordination of regulation over Internet cafés and online games. As many of Changyou’s customers access their games from Internet cafés, any reduction in the number, or any slowdown in the growth, of Internet cafés in China as a result of stricter Internet café regulation will limit Changyou’s ability to maintain or increase its revenues and expand its customer base.

Regulation of Wireless Services

Sohu Internet’s, GoodFeel’s and Yi He Jia Xun’s business activities include the provision of wireless services, including services relating to Short Messaging Service (“SMS”), Ring Back Tone (“RBT”), Interactive Voice Response (“IVR”), and mobile games.

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

Yi He Jia Xun, Sohu Internet and GoodFeel were granted renewed licenses to provide trans-regional value-added telecommunication services on August 31, 2009, October 20, 2010, and November 19, 2010 respectively.

Miscellaneous

Laws and Regulations Related to International Connections for Computer Information Networks

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

We have adopted measures necessary to ensure that we are in compliance with all of these requirements.

Laws and Regulations Related to Copyright Protection

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

To address copyright issues relating to the Internet, the PRC Supreme People’s Court on December 19, 2000 adopted the Interpretations on Some Issues Concerning Applicable Laws for Trial of Disputes over Internet Copyright (or the “Interpretations”), which were subsequently amended on January 2, 2004 and November 22, 2006. The Interpretations establish joint liability for ICP operators if they participate in, assist in or incite infringing activities or fail to remove infringing content from their websites after knowing of infringement of copyrights conducted by Internet users through the Internet or receiving notice from the rights holder. In addition, ICP operators will be liable for knowingly uploading, disseminating or providing any measures, facilities or materials intended to bypass circumvention technologies designed to protect copyrights.

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

Since 2005, the National Copyright Administration, or the NCA, together with certain other PRC governmental authorities, have jointly launched annual campaigns, which normally last for three to four months every year, specifically aiming to crack down on Internet copyright infringement and piracy in China. According to the Notice of 2010 Campaign to Crack Down on Internet Infringement and Piracy promulgated by the NCA, the Ministry of Public Security and the MIIT on July 19, 2010, one of the main targets, among others, of the 2010 campaign was Internet audio and video programs. From the time the 2010 campaign commenced in late July, the local branches of the NCA focused on popular movies and television series, newly published books, online games and animation, music and software and illegal uploading or transmission of a third party’s works without proper license or permission, sales of pirated audio/video and software through e-commerce platforms, providing search links, information storage, web hosting or Internet access services for third parties engaging in copyright infringement or piracy and infringement by the use of mobile media. In serious cases, the operating permits of the websites engaging in illegal activities may be revoked, and such websites may be ordered to shut down.

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

This trend was continued with the issuance of the Notice Regarding the Ratification and Administration of Mobile Information Services Fees and Charges Method by the MIIT on September 8, 2006.

On May 31, 2010, the SAIC issued the Interim Measures for the Administration of Online Commodities Trading and Relevant Services (or the “Online Commodities Trading Measures”), which took effect on July 1, 2010, to regulate online commodity trading and online service activities. The Online Commodities Trading Measures stipulate various obligations of online service providers, including the obligation to protect the interests of customers. Under the Online Commodities Trading Measures, online service providers are required to ensure that information released by their online services is authentic, accurate, and complete and that it complies with all applicable laws in respect of intellectual property rights protection and anti-unfair competition in providing on-line services.

We are aware of the increasingly strict legal environment covering consumer protection in China, and we strive to adopt all measures necessary to ensure that our business complies with these evolving standards.

Laws and Regulations Related to Encryption Software

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

The State Commission for the Administration of Cryptography changed its name to the State Cryptography Administration Bureau (or SCAB) in March 2005. The SCAB maintains authority over the importation, research, production, sale and use of cryptographic products in China (“products” are defined to include any cryptographic technologies and products to be applied in the encryption or secure authentication of information, other than state secrets). Legislation was issued to restrict the importation, research, production and sale of encryption products and requiring that the encryption functions of such products be placed in escrow with the SCAB for reasons of national security.

We are in full compliance with current PRC legislation governing encryption software.

Laws and Regulations Related to Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (or the “FX Regulations”), which were last amended in August 2008. Under the FX Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. On August 29, 2008, the SAFE issued a notice, Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. The notice requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, the SAFE increased its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without the SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer cash or other assets from Sohu Limited, Changyou and/or our other non-PRC subsidiaries into our subsidiaries in the PRC, which may adversely affect our business expansion and we may not be able to convert the net proceeds into RMB to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

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

Circular 75. On October 21, 2005, the SAFE issued Circular 75, which became effective on November 1, 2005. Under Circular 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. Moreover, Circular 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006.

Since May 2007, the SAFE has issued a series of guidance to its local branches with respect to the operational process for the SAFE registration under Circular 75, including without limitation the Notice of SAFE on Printing and Distributing the Implementing Rules for the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (or the “Circular 19”), which came into effect as of July 1, 2011. The guidance provides more specific and stringent supervision of the registration required by the Circular 75. For example, the guidance imposes obligations on onshore subsidiaries of an offshore entity to make true and accurate statements to the local SAFE authorities regarding any shareholder or beneficial owner of the offshore entity who is a PRC citizen or resident. Untrue statements by the onshore subsidiaries will lead to potential liability for the subsidiaries, and in some instances, for their legal representatives and other liable individuals.

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

Stock Option Rule. On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control and related Implementation Rules were issued by the SAFE on January 5, 2007. Both became effective on February 1, 2007. Under these regulations, all foreign exchange transactions involving in an employee share incentive plan, share option plan, or similar plan participated in by onshore individuals may be conducted only with the approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company (or the “Stock Option Rule”). Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to register with the SAFE or its authorized branch and to comply with a series of other procedures and requirements. We, Changyou and the PRC employees of Changyou and us who have been granted stock options or restricted share units, or issued restricted shares, are subject to the Stock Option Rule. In November 2011, the SAFE approved our application to designate our PRC subsidiary Sohu Media to handle the registrations and other procedures required by the Stock Option Rule. In February 2012, the SAFE approved Changyou’s application to designate its PRC subsidiary AmazGame to handle the registrations and other procedures required by the Stock Option Rule. If we, Changyou or the PRC employees of Changyou and us who hold options, restricted share units or restricted shares fail to comply with these registration or other procedural requirements, we, Changyou and/or such employees may be subject to fines and other legal sanctions.

Dividend Distribution. The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), which was amended in October 2000, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Furthermore, effective from January 1, 2008, under the Corporate Income Tax Law, the maximum tax rate for the withholding tax imposed on dividend payments from PRC foreign invested companies to their overseas investors that are not regarded as “resident” for tax purposes is 20%. The rate was reduced to 10% under the Implementing Regulations for the PRC Corporate Income Tax Law issued by the State Council. However, a lower withholding tax rate of 5% might be applied if there is a tax treaty between China and the jurisdiction of the foreign holding companies, such as is the case with Hong Kong, and certain requirements specified by PRC tax authorities are satisfied.

Laws and Regulations Related to Employment and Labor Protection

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (or “Employment Contract Law”), which became effective as of January 1, 2008. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

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

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (ii) Sohu.com (stylized), registered on August 1, 2000; and (iii) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “SOHU.com” issued by the China Trademark Office in September 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including sohu.com logos, Sohu Fox logos, 17173, www.focus.com.cn, GoodFeel, Sogou logos, GO2MAP, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL logos, DMD, Blade Online, DHSH and their corresponding Chinese version marks. We succeeded in registering certain marks such as sohu.com logos, Sohu Fox logo, 17173, www.focus.com.cn, GoodFeel, GO2MAP, Sogou, TLBB, ChangYou.com, cyou.com, TL Logos, DMD and DHSH in the PRC under certain classes, while the others are still under examination by the China Trademark Office. We also filed registration of trademarks relating to our subsidiary companies’ names and Changyou’s MMOGs in various countries and regions, such as the United States, European Union, Turkey, Japan, South Korea, Malaysia, Vietnam, Taiwan and Hong Kong. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

Many parties are actively developing chat, search, Web directory and related Web technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies may arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims, from time to time, relating to the intellectual property of others in the ordinary course of our business.

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

Web properties

As of December 31, 2011 we maintained approximately 15,000 servers located in Internet data centers in over fifty major cities in China, To fully support our operation of the Web properties, we have established six main service provision centers in Beijing through China Mobile, China United Network Communication Group Company Limited (or China Unicom), and China Telecom Corporation (or China Telecom) to support most of our core services. China Mobile, China Unicom, and China Telecom are the three largest Internet connection service providers in China and their nodes in Beijing are one of their core nodes across China. In addition, we have established many branch nodes in different provinces throughout China through different Internet connection operators, such as China Mobile, China Unicom, China Telecom, CERNET and etc. in order to establish national coverage and provide fast and stable access to our website properties to users across China.

We have developed a close working relationship with China Mobile, China Unicom, China Telecom and other small-size Internet connection operators. Our operations depend on the ability of China Mobile, China Unicom, and China Telecom to protect their systems against damage from fire, power loss, telecommunications failure, break-ins and other events. These telecommunication operators provide us with support services twenty-four hours per day, seven days per week. They also provide connectivity for our servers through multiple high-speed connections. All facilities are protected by Uninterruptible Power Supplies (UPS).

For reliability, availability, and serviceability, we have created an environment in which each server can function independently. Key components of our server architecture are served by multiple redundant machines. We also use in-house and third-party monitoring software. Our reporting and tracking systems generate daily traffic, demographic and advertising reports. We deploy load balance equipment and cloud computing to avoid single point failure.

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

Online games

Changyou has also built what it believes is a reliable and secure network infrastructure that will fully support its online game operations. In order to maintain stable operations of its MMOGs, as of December 31, 2011 Changyou maintained approximately 7,330 servers located in Internet data centers in ten major cities in China, with the capacity to accommodate up to 4.2 million concurrent game players, and a sufficient amount of connectivity bandwidth to maintain such service. In order to enhance its game players’ experience and minimize the impact of cross-region connections, Changyou has located its game servers in a number of regions throughout China, enabling its game players to play its games by connecting to the nearest servers located in the game players’ region without needing to exchange data across the national backbone network. As we do, Changyou has technical support employees to maintain its current technology infrastructure and develop new software features to further enhance the functionality of its management and security systems. Changyou monitors the operation of its server network 24 hours a day, seven days a week. Changyou’s remote control system allows it to track its concurrent online users in real time, and to discover and fix problems in the operation of hardware and software in its server network in a timely fashion. In addition, Changyou frequently updates its game servers to ensure the stability of the servers’ operation and reduce risks.

EMPLOYEES

As of December 31, 2011, we had 8,035 full-time and part-time employees, including 3,056 employees for our brand advertising business, 731 employees for our search and others business, and 3,458 employees for our online game business. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

We have entered into standard employment agreements with our employees through our subsidiaries and variable interest entities. In addition, all of our full-time employees have entered into confidentiality, non-competition and non-solicitation agreements with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. A number of our employees hold share-based awards granted by Sohu.com Inc., Sogou Inc. and Changyou.com Limited, which provide additional financial incentives to them. Most of these awards vest over a period of four years.

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

As a company operating in the rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract a larger audience to our matrices of Web properties by expanding the type and technical sophistication of the content and services we offer;

•	develop a sufficiently large customer and user base for our search and others business;

•	maintain and attract online game users by periodically updating our existing online games and developing and launching new online games;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our portal, online game, search, online video and other businesses successfully; and

•	attract and retain qualified personnel.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on advertisers in certain industries for online advertising revenues, our reliance on operation of TLBB for online game revenues and our reliance on China mobile network operators including China Mobile, China Unicom, China Telecom and their subsidiaries, for our wireless revenues. The Chinese Internet industry is at an early stage of development. We are unsure if it will continue to grow, and if it does, the rate at which it will grow. In addition, we are subject to government regulations that may change at any time with or without notice. Fluctuations in the industries of our key advertisers may affect our online advertising revenues materially, because they may cut their spending on online marketing if there is any downturn in their industries. We rely on certain third party distributors to sell our search and others services. If we lose any of our key distributors, our business may be materially affected. We rely on Changyou’s operation of TLBB to derive most of our online game revenue. If there were any interruptions of TLBB’s operation, our online game revenue could be adversely affected. We rely on China mobile network operators for, among other things, billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our wireless revenues could be reduced significantly.

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

We have many competitors in the PRC Internet market, including Sina, Tencent, NetEase, Youku, Tudou, iQIYI, SouFun, CRIC, BitAuto, YY, PConline, Yahoo!, Microsoft, Baidu, Google, Qihoo, Shanda, Perfect World, Giant, NetDragon, Kingsoft, The9 Limited, Shenzhen ZQGame Co., Limited, Taomee Holdings Limited and etc.

In addition, we face increasing numbers of newly-emerged competitors or existing competitors who compete with us by expanding their businesses into new areas.

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

Our existing competitors, and vertical sites in particular, may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves, or may enhance their ability to compete with us through mergers and acquisitions or financing activities. During the past few years, many of our competitors have successfully listed their shares in the U.S. stock market. For example, SouFun (NASDAQ: SFUN) completed an initial public offering on NASDAQ in September 2010; BitAuto completed an initial public offering on the New York Stock Exchange (or the NYSE) in November 2010; Youku (NYSE: YOKU) completed an initial public offering on the NYSE in December 2010; Qihoo (NYSE: QIHU) completed an initial public offering on the NYSE in March 2011, and Tudou (NASDAQ: TUDO) completed an initial public offering on NASDAQ in August 2011. Through their listings, in addition to raising capital, which will enhance their ability to compete against us, these competitors gained greater brand recognition for their particular products and services, and as a result we will need additional financial and other resources to compete with these newly listed sites and our operating expenses will increase. If our competitors are more successful than we are in developing products or in attracting and retaining users and advertisers, our revenues and growth rates could decline. It is also possible that new competitors may emerge and acquire significant market share. In addition, operators of leading websites or Internet service providers, including Google, Yahoo!, and Microsoft, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations, such as telecommunication operators, in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market.

If we fail to successfully develop and introduce new products and services, our competitive position and ability to generate revenues could be harmed.

We are continuously developing new products and services for our users. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Emerging start-ups may be able to innovate and provide new products and services faster than we can. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. For example, our expansion into micro-blog services was not as successful as we had expected it to be, and Sina and Tencent have established positions as market leaders for such services. Accordingly, if we want to expand our market share for micro-blog, we will need to compete successfully against Sina, Tencent and other players in the market. If we cannot successfully address the new challenges and compete effectively against them, we may not be able to develop a sufficiently large customer and user base and achieve profitability for our micro-blog services, and our financial performance and growth rate may be adversely affected.

In addition, when developing and launching new products, we may face indirect methods of competition from existing market players. For example, we developed and launched our desktop products Sogou Pinyin Input method and Sogou browser with the goal of enhancing our brand recognition and attracting and retaining users, but our Sogou browser has faced technological obstacles imposed by our existing competitors. Use of such technical obstacles by our competitors could prevent us from achieving the market share we had expected, which could negatively affect our financial performance.

Our business depends on a strong brand; thus we will not be able to attract users, customers and clients of our products and offerings if we do not maintain and develop our brands.

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, advertising, search and others, online game and wireless customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty.

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting visitors, advertisers, online game players and wireless users.

Our failure to keep up with rapid technology changes may severely affect our future success.

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the evolution of Web 2.0, Internet users may shift to new modes of information sharing, such as Social Networking Series and client-end software. Our competitors may develop their own peer-to-peer streaming technology or update their existing technology to surpass us. With the development of search engine technologies, Internet users may choose to access information, news and content through search engines rather than portals. In addition, the online game industry is evolving rapidly, so we need to anticipate new technologies and games and evaluate their possible market acceptance. We may be unable to recover our game development costs if our new online games are less attractive to users. In addition, with the development of 2.5G and even 3G technology, the focus of wireless applications has been transferred from text message services to multi-media message services, wireless games, wireless downloads and other applications. Accordingly, we will need to adapt our business to cope with the changes and support these new services to be successful. In addition, the MIIT is cooperating with other administrations, including the Ministry of Public Security, the MOC and the Ministry of Justice, to draft industry standards or regulations regarding Spyware software. If we cannot adapt to new industry standards, more technical expenses could be required in the future.

Our strategy of acquiring complementary assets, technologies and businesses may fail and result in equity or earnings dilution.

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing businesses. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. For example, since our acquisition of Focus Yiju in August 2011, its performance has been worse than we had originally expected, primarily because of harsh market conditions in the real estate industry, and we therefore performed goodwill and intangible assets impairment tests. In the fourth quarter of 2011, as a result of these impairment tests, we recognized an intangible assets impairment loss of $3.4 million and a goodwill impairment loss of $2.2 million. The impairment losses are included in our statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses”. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisition we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. Considering the fast changing legal environment, our acquisition may be subject to government’s further scrutiny and the acquisition structures we used to adopt may be found to be inappropriate.

We may be required to record a significant charge to earnings if we are required to reassess our goodwill or other amortizable intangible assets arising from acquisitions.

We are required under U.S. GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. In 2011, due to persistent declines in business conditions for wireless, reductions in our projected operating results and estimated future cash flows for our wireless business, and decreases in the revenues and earnings of comparable companies, we determined that we might have impairments in our wireless business and therefore conducted goodwill and intangible assets impairment tests. As a result of these impairment tests, we recognized a goodwill impairment loss of $15.9 million and an intangible assets impairment loss of $0.6 million. The impairment losses are included in our statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses”.

Any changes in accounting rules for share-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

Our performance is largely dependent on talented and highly skilled individuals. Our future success depends on our continuing ability to identify, develop, motivate and retain highly skilled personnel for all areas of our organization. We have a history of using employee share options and restricted stock units to align employees’ interest with the interests of our shareholders and encourage quality employees to join us and retain our quality employees by providing competitive compensation packages. On January 1, 2006, we adopted revised guidance on accounting for share-based compensation, which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our operating results contain a charge for share-based compensation expense related to employee share options and restricted stock units. The recognition of share-based compensation in our statement of comprehensive income would have a negative effect on our reported results and earnings per share, which could in turn negatively affect our stock price. On the other hand, if we alter our employee stock incentive plan to minimize the share-based compensation expenses, it may limit our ability to continue to use share-based awards as a tool to attract and retain our employees, and it may adversely affect our operations. We cannot assure that there will be no changes in the accounting rules for share-based compensation in future; thus our operating results, our stock price and our competitiveness in the employee marketplace may be adversely affected.

Our failure to manage growth and diversify our business could harm us.

We have experienced dramatic growth in personnel in the past five years and we expect to continue to hire additional personnel in selected areas. This growth requires significant time and resource commitments from us and our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth, our business could be adversely affected. Because we have over 8,000 employees, it can be difficult for us to fully monitor each employee’s behavior. For example, one of our employees recently posted comments on the Internet considered to be inappropriate, which caused us to be subject to a fine from PRC governmental authorities, and we recently discovered that a group of our employees had been using forged chops on receipts in order to accelerate payment of their commissions based on sales. Although the adverse effects on us in each of those cases were immaterial to us, even with rigorous policy and procedures we cannot assure you that we will be able to cause all of our employees to behave in conformity with those policies and procedures, or to ensure that our employees will not engage in conduct that could expose us to third-party liability or governmental sanctions.

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

We rely on a number of third party relationships to provide high-quality video, audio and text content in order to make our websites more attractive to users and advertisers. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. Most content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our video content providers. If we are not able to purchase as much video content as we did in 2011, the size of our video library will be reduced and our attractiveness to users will be severely impaired. Except for the exclusive content, much of the third party content provided to our websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic. In addition, the purchase prices for video content have increased sharply over the past few years; therefore we may need to reduce our purchases of video content and our user traffic might be adversely affected.

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

Our growth may cause significant pressures upon our operational, administrative and financial resources.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As the demands of our users and the needs of our customers change, the number of our users and volume of online advertising increase, requirements for maintaining sufficient servers to provide high-definition online video and to provide game players smooth online game experiences increase, requirements for search traffic and users’ requirements as to the quality of search services increase, and wireless activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

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

Our business could be adversely affected by the effects of H1N1 flu, avian flu, SARS or other epidemics or outbreaks. China reported a number of cases of SARS in April 2003. In recent years, there have been reports of occurrences of H1N1 flu and avian flu in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of H1N1 flu, avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include illness and loss of our management and key employees, as well as temporary closure of our offices and related business operations, such as server operations, upon which we rely. Such loss of management and key employees or closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of H1N1 flu, avian flu, SARS or any other epidemic. In addition, other major natural disasters may also adversely affect our business by, for example, causing disruptions of the Internet network or otherwise affecting access to our portals and our games. For example, after the Sichuan earthquake in May 2008, we suspended our delivering of online advertisements and our MMOG operations during a three-day national mourning period.

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

We depend on brand advertising for a significant portion of our revenues, but the brand advertisement market includes many uncertainties, which could cause our brand advertising revenues to decline.

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Brand advertising revenues represented approximately 33% and 35% of our total revenues for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, sales to our five largest advertisers both accounted for approximately 11% of our total brand advertising revenues. The growth of our brand advertising revenues relies on increased revenue from the sale of advertising spaces on our websites, which may be affected by many of the following risk factors:

•

The brand advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising;

•

Changes in government policy could restrict or curtail our brand advertising services. For example, during the last several years, the PRC government enacted a series of regulations, administrative instructions and policies to restrict online medical advertising. As a result of these regulations, we may lose some of our existing medical advertising clients;

•	Advertising clients may adopt the new methods and strategies other than brand advertising to promote their brand and therefore our advertising revenue would be negatively affected;

•

The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of brand advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines; and

•

We may not have systems that are sufficiently well-developed to support the CPM and CPC pricing models, which recently emerged, and as a result we may suffer system bugs that cause bad user experiences and have a negative impact on our brand advertising business.

In addition, our ability to generate and maintain significant brand advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of brand advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems; and

•	the resistance pressure on brand advertising prices and limitations on inventory.

Our costs for brand advertising have increased significantly as a result of our investment in online video services. If we are unable to manage our operating expenses effectively, our business may be adversely affected.

In 2007 we launched our video service, and its operation requires significant upfront capital expenditures as well as continuous, substantial investment in content, technology and infrastructure. Although we have attempted to control our costs relating to license fees, bandwidth and others for online video services, our operating expenses might increase significantly as a result of any of the following:

•

license fees for professionally-produced content in general, and for popular movies and television serial dramas in particular, which increased by 244% in 2011, and may continue to so increase sharply;

•	costs for bandwidth, which increased by 69% in 2011, and may continue to so increase significantly; and

•

we will require additional financial operational, strategic, technological, personnel and other resources in order to compete with vertical online video sites that have raised significant capital through initial public offerings and other financing activities.

Moreover, we are increasingly required to pay license fees for professionally-produced video content prior to its production. In view of this increasing requirement to pay such up-front fees and the fact that license fees have been increasing significantly, we may pay high prices for video content that proves to be unsuccessful following its launch on our Website. We may therefore incur substantial losses and our business may be adversely affected.

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

Most of our brand advertising services are distributed by advertising agencies. In 2011, for example, approximately 87% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. During 2011, the biggest 10 advertising agencies in China contributed approximately 51% of our brand advertising revenue. These advertising agencies currently are seeking consolidation in the market. If the brand advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth.

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

If we fail to retain key distributors or attract additional distributors for sales to our search customers, our search business may be adversely affected.

We rely heavily on our nationwide distribution network of third-party distributors for our sales to, and collection of payment from, our search (including pay-for-click services and priority placement services) customers. If our distributors do not provide quality services to our customers or otherwise breach their contracts with them, we may lose our customers. We do not have long-term agreements with any of our distributors, including our key distributors, and cannot assure that we will continue to maintain favorable relationships with them.

We rely on our website Alliance members for a significant portion of our search revenues. If we fail to retain existing website Alliance members or attract additional members, our revenues and growth may be adversely affected.

By posting pay-for-click links on their websites, we share the revenues generated from clicks by users with our website Alliance members. For the year ended December 31, 2011, the total revenues generated from website Alliance accounted for approximately 28% of our total pay-for-click revenues. We consider our website Alliance critical to the future growth of our search revenues. If our website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional websites to join our website Alliance, our search revenues may decline.

Our cooperation with Alibaba Group Holding Limited may not be as successful as we had expected.

On October 22, 2010, Sogou Inc. (or Sogou), one of our subsidiaries, completed the sale of newly-issued Series A Preferred Shares to Alibaba, a private investment subsidiary of Alibaba Group Holding Limited, and China Web, an investment vehicle of Yunfeng Fund, LP, for $15 million and $9 million, respectively, that represent approximately 10% and 6%, respectively, of the outstanding share capital of Sogou on a fully-diluted basis. Following the completion of the financing, we began to cooperate with Alibaba in our search business. However, we cannot assure you that cooperation between us and Alibaba will be as successful as we had expected. Moreover, if the cooperation with Alibaba is not successful, our relationship with Alibaba might be negatively impacted, which could lead to additional concerns in the light of Alibaba’s position as a shareholder of Sogou.

Our search and others revenues may not sustain their growth or may decrease in the future.

The growth of our search and others revenue significantly depends on the following factors:

•

Many of our current and potential customers have limited experience with the Internet as a marketing channel, and historically have not devoted a significant portion of their marketing budgets to online marketing and promotion. As a result, they may not consider the Internet to be an effective channel to promote their products and services as compared to traditional print and broadcast media;

•

Our success depends on providing products and services to attract users and enable users to have a high-quality Internet experience. A loss of users could weaken our brand and result in a loss of customers, which would have a material adverse effect on revenues;

•	We may be unable to retain our existing customers or attract new customers;

•

We rely heavily on our nationwide distribution network of third-party distributors for our sales to, and collection of payment from, our customers. We cannot assure that we will continue to maintain favorable relationships with those distributors; and

•

We rely on our Website Alliance members for a significant portion of our search revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.

Wireless revenues have fluctuated in prior periods and may decrease in the future.

Our wireless revenues are generated from mobile related services provided to mobile phone users via various forms of wireless products, including SMS, RBT, IVR and mobile games. The portion of our total revenues derived from wireless services has decreased in certain prior periods. For the year ended December 31, 2011, wireless revenues were around 6% of our total revenues.

Wireless revenues may decrease in the future due to the possibilities that:

•	Our consumers may not understand our services or the fees they are being charged, may not be satisfied with our services and/or may not use our services on a regular basis;

•	Consumers may cancel their services at any time without notice;

•	Our wireless products may not be successfully launched and promoted;

•	Competitors, including China mobile network operators, may launch competing or better products than ours at any time; and

•

Government policy may change in a way that restricts or curtails the services which we provide. The MIIT has proposed requiring all handset users (including pre-paid mobile phone users) to register using their real names. If this requirement is implemented, it may cause a decrease in new customers, and in turn, reduce our wireless revenues.

We rely on contracts with China mobile network operators in a number of ways with respect to our wireless services, including the billing of, and collection from, mobile phone users of wireless service fees. If our arrangements with China mobile network operators were to be terminated, altered or not renewed, or if such operators did not provide continuous or adequate service, our revenues could be reduced.

In order to provide mobile related services to mobile phone users, we have to enter into agreements with China mobile network operators. We rely on China mobile network operators in the following ways:

•	We use China mobile network operators’ networks and gateways to provide wireless services;

•	We use and rely on China mobile network operators’ billing systems to charge our subscribers through the subscribers’ mobile phone bills;

•	We rely on China mobile network operators’ collection services to collect payments from subscribers; and

•	We rely on China mobile network operators’ infrastructure to further develop our wireless services.

We face significant risks with respect to our arrangements with China mobile network operators which could adversely affect our wireless revenues. Such risks include the following:

•

China mobile network operators have been imposing increasingly strict requirements, that allow them to supervise and control the wireless services market. If we do not operate our wireless business in accordance with these requirements, our wireless business may be suspended or terminated, our ranking may be reduced, and our applications for new service may be refused, which could negatively affect our wireless business. For example, China Mobile has imposed standards for the ranking of wireless service providers on its Monternet browser. If the grade given to us by this ranking system is lower than a certain set standard, we may be prohibited from providing certain kinds of wireless services. If we experience lower visit rates, for example, we could lose our existing ranking, which could cause wireless revenues to be negatively impacted. Moreover, China Mobile may change the ranking standards at any time;

•

China mobile network operators on which we rely for service delivery and fee collection have in the past changed their operational requirements and billing practices in ways that have constrained our operations and limited our wireless revenues. Such China mobile network operators may make additional such changes in the future, which could have a material adverse impact on our wireless operations and revenues; and

•

In order to recognize revenues and receive payment for services provided, we rely on billing confirmations from China mobile network operators as to the actual amount of services they have billed to the mobile phone users. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 94%, and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur.

China mobile network operators have the power to set the terms, scope of service to be provided and service fees in our agreements with them, and we have limited bargaining power when negotiating such agreements. Therefore, we may need to agree to terms that are not favorable to us. In addition, China mobile network operators may unilaterally revise their agreements at any time. As a result of any such unfavorable contract terms, we could found to be in breach of our agreements with operators and be subject to penalties. We may not be able to enter into new agreements or renew existing agreements. Hence we may be in a more unfavorable position in providing mobile-related services.

•

China mobile network operators may refuse to allow us to supply certain services. For example, during the period from September 1, 2004 to July 31, 2005, one of our wireless services was temporarily suspended by China Mobile, based on allegations that we breached certain provisions of an agreement with a China Mobile subsidiary; and

•

We are required to follow the operators’ guidance in setting up wireless service fees. The service fees we pay for using an operator’s infrastructure are set on the basis of negotiation of annual contracts. Our negotiation leverage is limited if an operator increases its service fees or does not comply with the terms of our contract. We also rely on China mobile network operators to collect on our behalf the fees which they have billed to our mobile customers. If an operator requires us to reduce the wireless service fees charged to mobile customers, disallows us from billing certain inactive customers, refuses to pay us, requires us to share bad debts expenses, or limits the amount of wireless service fees which can be billed or requires us to comply with any new billing standards, our wireless revenues could be adversely affected.

China mobile network operators may diversify their operations and become our competitors.

There are limited barriers to entry in the wireless services sector. It is generally easy for Service Providers (or SPs), including China mobile network operators, to enter the market and become our competitors. In addition, China mobile network operators could launch competing services at any time and could work with Content Providers (or CPs) directly so that our ability to diversify our products might be limited. Moreover, if the mobile network operators were unwilling or found it unnecessary to work with us, we would not be able to find substitute partners. In July 2006, China Mobile introduced M. Music, an integrated music service platform through which China Mobile works directly with music record companies to provide downloads of music. In December 2006, China Mobile introduced its own WAP channel, “WAP Premier Select,” which is placed in prominent positions on Monternet and directly competes with SPs.

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

We depend on China Mobile, China Unicom, and China Telecom for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

Although private Internet service providers exist in China, almost all access to the Internet is maintained through China Mobile, China Unicom, and China Telecom under the administrative control and regulatory supervision of the MIIT. We rely on this infrastructure and China Mobile, China Unicom, and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

We have signed Bandwidth Provision and Server Hosting Agreements with China Mobile, China Unicom, and China Telecom. Under these agreements, we established six main service provision centers to support most of our core services in Beijing. However, as there are limited telecommunication infrastructure service providers, we may not be able to lease additional bandwidth on acceptable terms, on a timely basis, or at all. If we are not able to lease additional bandwidth, the development of our business can be affected.

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

Our website operations are dependent upon Web browsers, Internet service providers, content providers and other website operators in China, which have experienced significant system failures and system outages in the past. Our users have in the past experienced difficulties due to system failures unrelated to our systems and services. Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce our user satisfaction, future traffic and our attractiveness to users and advertisers. For example, on February 14, 2009, our blog services were disconnected because of a power loss affecting China Unicom. Although such disconnection did not have any material adverse effect on our business, we cannot assure that our business would not be affected negatively by any future similar events.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Sohu Software, Go2Map Software, Sohu Media, Sohu Era, Sohu New Momentum, Wuxi Sohu New Momentum, Sogou Technology, Video Tianjin, AmazGame, Gamespace, and ICE Information are WFOEs, which are enterprises incorporated in China and wholly-owned or majority-owned by our indirect subsidiaries. Those WFOEs are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. Such uncertainties may also make it easier for others to infringe our intellectual property without significant cost, and new entrants to the market may tend to use gray areas to compete with us. In addition, uncertainties in the PRC legal system may lead to penalties imposed on us because of a difference in interpretation of the applicable law between the relevant governmental authority and us. For example, under current tax laws and regulations, we are responsible for paying business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain areas of preferential tax treatment, we may be found to be in violation of the tax laws and regulations based on the interpretation of local tax authorities with regard to the scope of taxable services and the applicable tax rates, and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, we could be subject to severe penalties.

The PRC has enacted regulations that apply to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online advertising, online game, and wireless services.

Under the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks issued by the SARFT (or the “SARFT Measures”), which came into effect on October 11, 2004, websites authorized to disseminate news must apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs in order to disseminate streaming video online. In addition, SARFT issued the Catalogue of Classification of Internet Audio-Video Program Services (Trial) on April 1, 2010, pursuant to which the business of providing public program searching and watching services through the Internet to the public is classified as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. On May 31, 2008, Sohu Internet received a Permit for the Network Transmission of Audiovisual Programs, issued by the SARFT. However, Sogou Information has not yet been granted such a license. If Sogou’s provision of video search services is later challenged by the SARFT, we may be subject to severe penalties, including fines, or the suspension of our video search services or even our operations. In addition, Sohu’s online video businesses are operated under various websites, such as sohu.com, focus.cn and sogou.com, but current PRC regulations are lack of clear provisions indicating whether it is permissible to provide video services over several websites that are owned by a single company under one permit and the SARFT might claim that such operation under one permit is not allowed under the SARFT Measures. If the SARFT were to make such a claim, we could face penalties from the SARFT, such as fines, cancellation of our existing permit, or the forced discontinuation or restriction on our video services or even our operations. If we are ordered to suspend our services, our user traffic will be reduced and therefore our revenues will be negatively affected.

In addition, the MOC has issued several sets of regulations with respect to online music search services, including the Provisional Regulations for the Administration of Online Culture (or the “Online Culture Regulation”) effective on July 1, 2003 and further amended on July 1, 2004, and the Notice on Strengthening and Improving the Content Censorship of Online Music Content (or the “MOC Notice”) issued on September 3, 2009. The MOC has stipulated that the provision of online music search services constitutes disseminating music products via the Internet for which an Online Culture Permit is required. Sogou Information accordingly applied for and was granted such a permit in November, 2010. In addition, the MOC requires that domestic music products be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. Due to the lack of relevant implementation rules, search companies, including Sogou, were unable to complete registration and approval procedures with the MOC. However, on January 7, 2011, March 17, 2011 and August 19, 2011 the MOC separately issued the Notice to Clean Up Illegal Online Music Product, Notice to Clean Up the second batch of Illegal Online Music Product and Notice to Clean Up the third batch of Illegal Online Music Product (or the “New MOC Notices”) to further strengthen the supervision of online music search, which reiterated that domestic music products must be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. In addition, the New MOC Notices specifically mentioned that the three batches of 300 imported song that had never been approved by the MOC needed to be removed immediately and deleted from the search results of online music search service providers beginning February 28, 2011, April 30, 2011 and September 15, 2011, respectively. Compliance with the MOC’s filing and registration requirements for online music products may increase our costs of operation for the search business. Moreover, the 300 songs specified in the New MOC Notices may not be the final list. We are not able to register all of the online music products that appear in our search results. Therefore, if the MOC were to claim that we are not in compliance with MOC rules and regulations, we could face penalties, including but not limited to fines. In addition, our search results for online music products may be negatively affected, which in turn would have an adverse effect on our search business.

We cannot assure you that we have fully complied with or will in the future always comply with the MOC rules and regulations regarding approval and filing procedures for online music products. Any such failure that caused restrictions on the availability of some music research results could reduce our user satisfaction, and our attractiveness to users and advertisers. Compliance with the requirements of the MOC rules and regulations could make it difficult for us to maintain our music search business at an economically acceptable cost, and could force us to change our search business model. Furthermore, it is possible that the MOC or another governmental authority in China will promulgate new laws, rules or regulations further restricting online music search business in the future. Any such restrictions could result in higher costs for our search engine operation, which would have an adverse effect on our profitability.

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

Various regulations in the PRC restrict or prohibit WFOEs from operating in specified industries such as Internet information, wireless, Internet access, and certain other industries. We are a Delaware corporation and Sohu Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sohu Software, Sohu Media, Sohu New Momentum, Sohu Era, Wuxi Sohu New Momentum, Sogou Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sogou Technology, Video Hong Kong, our indirect wholly-owned subsidiary and the parent company of Video Tianjin, and Changyou HK, our indirect majority-owned subsidiary and the parent company of AmazGame, ICE Information and Gamespace, are Hong Kong corporations and foreign persons under PRC law. In order to comply with PRC regulatory requirements, we conduct our Internet and value-added telecommunication operations solely in the PRC through our indirect wholly-owned, majority-owned subsidiaries and VIEs that are incorporated in the PRC and owned by certain of our employees.

We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. However, considering the substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations, we cannot be sure that the PRC government would view our current ownership structure to be in compliance with PRC laws, rules and regulations. Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our PRC subsidiaries’ and VIEs’ existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that new laws or regulations governing PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC subsidiaries’ and VIEs’ current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applicable to us and our PRC subsidiaries and VIEs.

The MOFCOM promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors in August 2011, (or the “MOFCOM Security Review Rules”), to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, (or “Circular No. 6”), promulgated on February 3, 2011. The MOFCOM Security Review Rules came into effect on September 1, 2011 and replaced the Interim Provisions of the MOFCOM on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the MOFCOM in March 2011. Under these circulars and rules, a security review is required for mergers and acquisitions by foreign investors having ‘‘national defense and security’’ concerns and mergers and acquisitions by which foreign investors may acquire ‘‘de facto control’’ of domestic enterprises having ‘‘national security’’ concerns. In addition, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to a security review, the MOFCOM will look into the substance and actual impact of the transaction. The MOFCOM Security Review Rules further prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our online advertising business, online game business, wireless or others business fall into the scope subject to security review, and there is no requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular No. 6 to submit such transactions to the MOFCOM for a security review. As we had already obtained ‘‘de facto control’’ over all of our VIEs prior to the effectiveness of these circulars, we do not believe we are required to submit our existing contractual arrangement to the MOFCOM for security review. However, as these circulars and rules are relatively new and there is a lack of clear statutory interpretation of the same, there is no assurance that the MOFCOM will have the same view as we do when applying these national security review-related circulars and rules.

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

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Sohu Entertainment, GoodFeel, Sogou Information, Yi He Jia Xun, 17173 Network, Tianjin Jinhu, Gamease, Guanyou Gamespace and Shanghai ICE.

As of December 31, 2011, Sohu had outstanding long-term loans of $17.2 million to Dr. Charles Zhang and certain executive officer and employees. These long-term loans are used to finance investments in our VIEs High Century, Sohu Entertainment, GoodFeel, Sogou Information, Yi He Jia Xun, 17173 Network, Tianjin Jinhu, Gamease, Guanyou Gamespace, and Shanghai ICE, which are used to facilitate our participation in telecommunications, Internet content, online games and certain other businesses in China where foreign ownership is either prohibited or restricted.

The loan agreements contain provisions that, subject to PRC laws, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, GoodFeel, Sogou Information, Yi He Jia Xun, 17173 Network, Tianjin Jinhu, Gamease, Guanyou Gamespace, and Shanghai ICE to us; (ii) the shares of High Century, Sohu Entertainment, GoodFeel, Sogou Information, Yi He Jia Xun, 17173 Network, Tianjin Jinhu, Gamease, Guanyou Gamespace, and Shanghai ICE cannot be transferred without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, GoodFeel, Sogou Information, Yi He Jia Xun, 17173 Network, Tianjin Jinhu, Gamease, Guanyou Gamespace, and Shanghai ICE. Under the loan agreements the borrowers have pledged all of their shares in High Century, Sohu Entertainment, GoodFeel, Sogou Information, Yi He Jia Xun, 17173 Network, Tianjin Jinhu, Gamease, Guanyou Gamespace, and Shanghai ICE as collateral for the loans, and the loans bear no interest and are due on the earlier of a demand or such time as Dr. Charles Zhang or one of the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Sohu Entertainment, GoodFeel, Sogou Information, Yi He Jia Xun, 17173 Network, Tianjin Jinhu, Gamease, Guanyou Gamespace, and Shanghai ICE and is therefore uncertain. In addition, to the extent that the VIEs have undistributed after tax net income, we will be required to pay individual income tax, at the tax rate of 20%, on behalf of the employees who hold interests in the VIEs when transferring the shareholding from other individuals, which may further increase the uncertainty involved for transferring shares of various entities.

Furthermore, because of uncertainties associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Sohu Entertainment, GoodFeel, Sogou Information, Yi He Jia Xun, 17173 Network, Tianjin Jinhu, Gamease, Guanyou Gamespace, and Shanghai ICE.

We depend upon contractual arrangements with our VIEs for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations mainly in the PRC, and are restricted or prohibited by the PRC government from owning Internet content or telecommunication operations in the PRC, we are dependent on our VIEs in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our Internet content or telecommunications operations as direct ownership of these businesses. For example, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permit for the content servers. If these VIEs fail to perform their obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

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

In the past several months, various prominent Western news outlets have reported that the PRC Ministry of Commerce and the China Securities Regulatory Commission, among other Chinese regulatory authorities, may be considering increased scrutiny or enhanced regulation of Chinese companies that use VIE structures as a means of complying with Chinese laws prohibiting or restricting foreign ownership of certain businesses in China, including businesses we are engaged in such as Internet information and content, online advertising, online game, sponsored search, and value-added telecommunication services. Some of such news reports have also sought to draw a connection between recent widely reported accounting issues at certain Chinese companies and the use of VIE structures. Such news reports appear to have had the effect of causing significant drops in the market prices of the shares of several Chinese companies, including us, that are publicly-traded in the United States. While we believe, even if any such Chinese regulatory authorities were to increase scrutiny of VIE structures or adopt regulations specifically governing their use, that the possibility is remote that any such scrutiny would have a material adverse impact on us or cause us to change our existing operational structure in any materially adverse way, it is possible that there will be such increased scrutiny or enhanced regulation in the future. In addition, while we are not aware of any causal connection between the recently reported accounting scandals and the use of VIE structures, it is possible that investors in our common stock will believe that such a connection exists. Any of such circumstances could lead to further loss of investor confidence in Chinese companies such as ours and cause fluctuations in the market prices of our common stock and, if such prices were to drop sharply, could subject us to shareholder litigation, which could cause the price for our shares to drop further.

PRC laws and regulations mandate complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to make acquisitions in China.

PRC laws and regulations, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which were jointly issued by six PRC regulatory agencies on August 8, 2006 and became effective on September 8, 2006, the Anti-Monopoly Law and the MOFCOM Security Review Rules, established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to a merger control security review. The MOFCOM Security Review Rules, effective from September 1, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to a security review by the MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements of offshore transaction. If the business of any target company that we plan to acquire falls into the ambit of security review, we may not be able to successfully acquire such company. Complying with the requirements of the relevant regulation to complete any such transaction could be time-consuming, and any required approval process, including approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business.

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

In addition, PRC legal restrictions permit payment of dividends by Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Sohu Era, Wuxi Sohu New Momentum, Sogou Technology, Video Tianjin, AmazGame, Gamespace, and ICE Information, only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Sohu Era, Wuxi Sohu New Momentum, Sogou Technology, Video Tianjin, AmazGame, Gamespace, and ICE Information, are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends.

Our subsidiaries and VIEs in China are subject to restrictions on paying dividends or making other payments to our overseas entities. Any dividend received by Sohu.com Inc. would be subject to the applicable U.S. tax rate.

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

Furthermore, any dividends or any deemed dividends received by Sohu.com Inc. would be subject to 34% U.S. Corporate Income Tax under the tax law of the United States.

We may not have exclusive rights over the marks that are crucial to our business, including but not limited to Sohu.com logos, Sohu Fox logo, www.Focus.com.cn, GoodFeel logos, Go2Map, Sogou logos, TLBB, Blade Online, Changyou.com, DMD, cyou.com, TL logos, and 17173.

We have applied for the registration of our key marks in the PRC, including but not limited to Sohu.com logos, Sohu Fox logo, www.focus.com.cn, GoodFeel logos, Go2Map, Sogou logos, TLBB, Blade Online, ChangYou.com, DMD, cyou.com, TL logos, 17173, DHSH and their corresponding Chinese version marks so as to establish and protect our exclusive rights to the marks. We have succeeded in registering the marks Sohu.com logos, Sohu Fox logo, www.focus.com.cn, GoodFeel logos, Go2Map, Sogou logos, TLBB, ChangYou.com, DMD, cyou.com, TL logos, 17173 and DHSH in the PRC under certain classes. The applications for the registration of the other marks or some marks under other classes are still under examination by the Trademark Office of PRC. Completion of the registrations is subject to the Trademark Office of PRC’s determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect our rights to these marks.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. For example, under the newly amended Patent Law of the PRC (promulgated by the NPC Standing Committee on December 27, 2008, and effective as of October 1, 2009), the State Council’s Patent Administration Department may grant a compulsory license to individuals or entities to use our patent, once our exploitation of the patent has been determined to be violate the antitrust laws. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. For example, during 2006 five United States movie companies commenced a lawsuit against us in the PRC alleging that a movie download service we had been providing infringed their copyrights in the movies. In December 2006, the court decided the case against us, and ordered us to pay damages of approximately $138,000 to the U.S. movie companies. In addition, in 2007 a writer brought a lawsuit against us in China claiming that we violated his copyright to 190 SMS messages. The Chinese court decided the case against us, and we paid damages of approximately $13,000 to the writer. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party websites, which may not be protected by copyright law. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we provided music search links and download services that violated copyrights they owned. As of December 31, 2011, the lawsuits with these four record companies were still in process. Although an initial judgment has been in our favor as to most aspects of the case, both parties appealed to the higher court and therefore the judgment did not come into effect. We believe that the lawsuits will not be concluded at this stage of the proceedings, and that therefore we cannot predict the outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with final judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

We may be subject to, and may expend significant resources in defending against claims based on the content and services we provide over all of our websites.

As our services may be used to download and distribute information to others, there is a risk that claims may be made against us for defamation, negligence, copyright or trademark infringement or based on the nature and content of such information. Furthermore, we could be subject to claims for the online activities of our visitors and incur significant costs in our defense. In the past, claims based on the nature and content of information that was posted online by visitors have been made in the United States against companies that provide online services. We do not carry any liability insurance against such risks.

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

The MIIT has stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, provision of online or wireless music, online securities trading, the provision of industry-specific (e.g., drug-related) information over the Internet and foreign investment in value-added telecommunication services. For instance, the MOC issued Several Opinions of Development and Supervision of Online Music in November 2006. In accordance with the requirements of the MOC, we submitted most of the online music which we distributed in the PRC online or through wireless to the MOC for censoring and recording in March 2007. We may be required to be responsible for supervising nonprofit users’ distribution of online music on our portal. If we fail to comply with these requirements, we may be fined. Other aspects of our online operations may be subject to regulations in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we may be subject to severe penalties as discussed above.

Regulation and censorship of information distribution in China may adversely affect our business.

China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party takes the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MIIT has published implementing regulations that subject online information providers to potential liability for contents included in their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Furthermore, the MIIT may implement a requirement that users of blogs register under their real names. If such a regulation is implemented, our business may be negatively affected due to a decrease in the number of blog users. Furthermore, because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases a website operator may have difficulties determining the type of content that may subject it to liability.

Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. Meanwhile, the Ministry of Public Security also has the authority to require any local Internet service provider to block any website maintained outside China at its sole discretion. If the PRC government were to take action or exercise its authority to limit or eliminate the distribution of information through our portal or to limit or regulate current or future applications available to users of our portal, our business would be adversely affected.

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

The Chinese government has stringent supervisions on online pornographic information and has launched several crackdowns on Internet pornography in the last year. On December 4, 2009, the MIIT and other three government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (or the “Anti-Pornography Notice”) to further crackdown on online pornography. Pursuant to this Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. We have deleted all Webpages with allegedly vulgar material from our relevant channels and communities. In addition, we have strengthened our internal censorship and supervision of links and content uploaded by the users. We have not, to date, received any penalty from the PRC government in this regard. However, there is no assurance that content considered vulgar by PRC government agencies will not appear in the future. In the event that we are accused by the government of hosting vulgar content, our reputation could be adversely affected.

Regulations requiring real-name-registration of micro-blogs in China may adversely affect our business.

On December 26, 2011, the Beijing Municipal News Office, together with the Beijing Municipal Public Security Bureau, the Beijing Municipal Communications Administration and the Beijing Municipal Internet Information Office, jointly issued the Several Measures on the Administration of the Development of Micro-blog in Beijing (or the “Micro-blog Measures”), which took effect on the same date. The Micro-blog Measures stipulate that all micro-blogs operators in Beijing must require their users to register with real names and that all micro-blog operators must complete procedures required by the Internet information content regulatory authority of Beijing for the operation of micro-blog services. Pursuant to the Micro-blog Measures, all micro-blog operators must complete procedures required by the regulatory authority for the operation of micro-blog services and obtain real name registration of their users within three months after the effective date of the Micro-blog Measures. In order to comply with the Micro-blog Measures, we have added clauses into the agreements between the users of our micro-blog service and us requesting our micro-blog users to register using their real names. However, as the Micro-blog Measures is newly promulgated, we currently do not know how our micro-blog business will be affected by the application of the Micro-blog Measures. If the Beijing municipal government or other PRC government authorities were to take actions to tighten the supervision of real name registration of micro-blog users in accordance with the Micro-blog Measures, we might not be able to retain the active users of our micro-blog or attract new users of our micro-blog, which could have adverse impact on the stickiness of our micro-blog and thus adversely affect our business operations.

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In October 2005, the SAFE promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles (or the “Circular 75”), the SAFE has further issued a series of implementation guidance, including the most recent the Notice of SAFE on Printing and Distributing the Implementing Rules for the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (or the “Circular 19”), which came into effect on July 1, 2011. These regulations state that if PRC residents use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under these regulations, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

We have requested our shareholders, and Changyou has requested its shareholders, who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. We and Changyou attempt to comply, and we and Changyou attempt to ensure that our shareholders and Changyou’s shareholder who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders, and all of Changyou’s shareholders, who are PRC residents will comply with our and Changyou’s requests to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any future failure by any of our shareholders or of Changyou’s shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us or Changyou to fines or sanctions imposed by the PRC government, including restrictions on our subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in these subsidiaries.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the SAFE on January 5, 2007, which both have taken effect on February 1, 2007. Under these regulations, all of the foreign exchange transactions involving in an employee share incentive plan, share option plan or similar plan participated in by PRC citizens may be conducted only with the approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company (or the “Stock Option Rule”). Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to register with the SAFE or its authorized branch and to comply with a series of other procedures and requirements. We, Changyou and the PRC employees of Changyou and us who have been granted stock options or restricted share units, or issued restricted shares, are subject to the Stock Option Rule. In November 2011, the SAFE approved our application to designate our PRC subsidiary Sohu Media to handle the registrations and other procedures required by the Stock Option Rule. In February 2012, the SAFE approved Changyou’s application to designate its PRC subsidiary AmazGame to handle the registrations and other procedures required by the Stock Option Rule. If we, Changyou or the PRC employees of Changyou and us who hold options, restricted share units or restricted shares fail to comply with these registration or other procedural requirements, we, Changyou and/or such employees may be subject to fines and other legal sanctions.

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

If the status of our PRC subsidiaries and VIEs as “High and New Technology Enterprises” or “Software Enterprise” is revoked, we may have to pay additional taxes to make up any previously unpaid tax and may be subject to a higher tax rate, which may materially and adversely affect our results of operations.

In March 2007, the Chinese government enacted the Corporate Income Tax Law (or the “New CIT Law”), and promulgated related regulation Implementing Regulations for the PRC Corporate Income Tax Law. The law and regulations went into effect on January 1, 2008. The New CIT Law imposes, among other things, a unified income tax rate of 25% for both domestic and foreign invested enterprises. High and New Technology Enterprises (or NHTEs) will enjoy a favorable tax rate of 15%. The Implementing Regulations for the PRC Corporate Income Tax Law also emphasizes that the ownership of “core proprietary intellectual property” is essential to qualification for this preferential tax rate.

The New CIT Law also provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws, to gradually change their rates to 25%. In addition, the New CIT Law provides grandfather treatment for enterprises which were qualified as NHTEs under the previous income tax laws and were established before March 16, 2007, if they continue to meet the criteria for NHTEs after January 1, 2008. The grandfather provision allows these enterprises continue to enjoy their unexpired tax holiday provided by the previous income tax laws and rules. In the year of 2011, Sohu Era, Sohu Media, Sogou Technology, Sohu Internet, Sogou Information, AmazGame and Gamease were NHTEs and Sohu Media, Sogou Technology and Sogou Information enjoyed their unexpired tax holidays.

In addition, the New CIT Law provides that “Software Enterprise” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% tax reduction to rate of 12.5% for the subsequent three years. In the year of 2011, AmazGame, Gamease, and 7Road conducting our online game business, were Software Enterprises and enjoyed 12.5% tax rate. Also, in 2011, Gamespace, Guanyou Gamespace, ICE Information and Shanghai ICE qualified as “Software Enterprises” and will be entitled to an income tax exemption for two years beginning with their first profitable year and 50% tax reduction for the subsequent three years.

As the New CIT Law and its implementation rules are relatively recent, there are uncertainties on their future interpretation and implementation. We cannot assure you that the NHTE and Software Enterprise qualifications of those operating entities will not be challenged by higher level tax authorities and be repealed, or that there will not be any future implementation rules that are inconsistent with current interpretation of the New CIT Law. If those operating entities cannot qualify for such income tax holidays, our effective income tax rate will be increased significantly and we may have to pay additional income tax to make up the previously unpaid tax, which could materially and adversely affect our results of operations.

Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC withholding tax.

The New CIT Law imposes, among other things, that a maximum withholding tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent that such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the Implementing Regulations for the PRC Corporate Income Tax Law. A lower withholding tax rate will be applied if there is a tax treaty arrangement between China and the jurisdiction of the foreign holding companies, such as Hong Kong. Most of our China-based subsidiaries are invested by immediate foreign holding companies in Hong Kong. All of these foreign-invested enterprises are subjected to the withholding tax from January 1, 2008.

Under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (or “China-HK Tax Arrangement”), which became effective on January 1, 2007, the dividend withholding tax rate may be reduced to 5%, if a Hong Kong resident enterprise is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. On October 27, 2009, the PRC State Administration of Taxation issued a Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement (or “Circular 601”), which provides guidance on determining whether an enterprise is a “beneficial owner” under China’s tax treaties and tax arrangements. Circular 601 provides that, in order to be a beneficial owner, an entity generally must be engaged in substantive business activities. It also sets forth a list of factors, the existence of which generally does not provide support that the treaty resident is a beneficial owner. An agent or conduit company, which refers to a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits, will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits such as preferential dividend withholding tax rates. If any of our Hong Kong subsidiaries is, in the light of Circular 601, considered to be a non-beneficial owner for purpose of the China-HK Tax Arrangement, any dividends paid to it by any of our PRC subsidiaries would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to the usual rate of 10%.

In the fourth quarter of 2008, AmazGame declared a dividend to its immediate holding company in Hong Kong and we accrued a withholding tax of approximately $5.0 million based on a 5% withholding tax rate. Except for this, since we intend to reinvest our earnings to further expand our businesses in China, our foreign-invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2011, we have not recorded any other withholding tax on the retained earnings of our foreign-invested enterprises in China.

We may be deemed a PRC resident enterprise under the New CIT Law and be subject to PRC taxation on our worldwide income.

The New CIT Law provides that enterprises established outside of China whose “de facto management bodies” are located within China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income (including dividend income received from subsidiaries). Under the Implementing Regulations for the Corporate Income Tax Law, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC-resident enterprise. If we were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and the results of operations, although dividends distributed from our PRC subsidiaries to us could be exempted from Chinese dividend withholding tax, since such income is exempted under the New CIT Law for PRC-resident recipients.

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

Currently, our China-based subsidiaries may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends, without the approval of the SAFE. Our China-based subsidiaries may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

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

Our reporting currency is the U.S. Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the U.S. dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the U.S. Dollar, our revenues as expressed in our U.S. Dollar financial statements will decline in value. On May 19, 2007, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the PBOC announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the PBOC ruled out any sharp fluctuations in the currency or a one-off adjustment. In February 2012, the center point of the currency’s official trading band hit 6.3031, representing appreciation of more than 7.8% since June 19, 2010. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Risks Related to Our Stocks

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2011, the trading price of our common stock ranged from a low of $45.40 per share to a high of $109.37 per share. On February 24, 2012, the closing price of our common stock was $48.92 per share.

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

Dr. Charles Zhang beneficially owns approximately 20% of the outstanding shares of our common stock and is our largest stockholder. Our Chief Executive Officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 22% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matters submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders.

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

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market. The impact of this offering on us includes the following factors that could be considered to be adverse:

•	Share-based compensation expense will increase as the unvested restricted share units granted to Changyou executive officers and employees under a share-based award arrangement vest.

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

•	If Changyou pays dividends, Sohu.com Inc., as one of the shareholders of Changyou, might be subject to U.S. tax at 34% for the dividends received.

•

Under certain circumstances, when Sohu sells Changyou American depositary shares originally held by Sohu at a price higher than its U.S. tax basis, a portion of the proceeds will be subject to U.S. tax at 34%.

Sogou’s equity financing could have an adverse effect on Sohu.

Sogou, one of our subsidiaries, completed a $48 million equity financing on October 22, 2010. After the equity financing, our interest in Sogou was significantly diluted, which will result in a corresponding reduction in our income from the Sogou business. Furthermore, as Sogou is no longer a wholly-owned subsidiary of us, it is possible that our and Sogou’s interests could diverge in the future as we may need to consider the interests of other shareholders of Sogou. If Sogou’s interests differ from, or are contrary to, our interests, our business operations may be adversely affected.

In addition, if our search business does not break even or achieve profitability before the funds raised in Sogou’s recent financing have been exhausted or cannot meet Sogou’s significant needs for capital expenditures and we are unable to raise additional capital from our existing Sogou investors or different investors, we could be forced to suspend the operation of our search business and, even if we were able to raise additional capital our interest in Sogou would be further diluted.

Moreover, since Sohu no longer holds 100% of Sogou, certain transactions between Sohu and Sogou, as well as between their subsidiaries and VIEs, might expose Sohu.com Inc. to 34% U.S. corporate income tax. Moreover, certain transactions entered into by Sogou and its subsidiaries and VIEs, such as investing in U.S. properties, might expose Sohu.com Inc. to the risk that these will be treated as transactions subject to U.S. tax. If Sogou were to pay a dividend to its shareholders, Sohu, as one of the shareholders of Sogou, could be subject to U.S. corporate income tax at 34% on the portion of the dividend it received.

Risks Related to Changyou.com Limited

The following risk factors were included in the annual report on Form 20-F of Changyou.com Limited (“Changyou”) for the year ended December 31, 2011.

Changyou’s limited operating history makes evaluating its business and prospects difficult.

Changyou was incorporated on August 6, 2007 in the Cayman Islands as an indirect wholly-owned subsidiary of Sohu.com Inc. On December 1, 2007, Sohu transferred all of its MMORPG business to Changyou. TLBB generated a substantial majority of Changyou’s revenues for the years ended December 31, 2007 through December 31, 2011. In January 2011, Changyou completed the acquisition of 100% equity interests in each of Shanghai Jingmao Culture Communication Co., Ltd, or Shanghai Jingmao, and Shanghai Hejin Data Consulting Co., Ltd, or Shanghai Hejin, which primarily engage in the cinema advertising business. On May 11, 2011, Changyou completed the acquisition, through its VIE Gamease, of 68.26% of the equity interests in 7Road, a Web-based game company in China, to diversify Changyou’s business and establish it as one of the leading players in the rapidly expanding Web-based game market in China. On December 15, 2011, Changyou completed the acquisition of the 17173 Business from Sohu. Changyou’s limited operating history in the MMOG business, and in the newly acquired cinema advertising business, the Web-based game business and 17173 Business may not provide a meaningful basis for you to evaluate its business and prospects. Furthermore, as Changyou was a business unit within the Sohu Group prior to its reorganization, its operating history as a separate, stand-alone company is relatively short. Its business strategy has not been proven over time and we cannot be certain that Changyou will be able to successfully expand its MMOG business, Web-based game business, 17173 Business and cinema advertising business.

You should also consider additional risks and uncertainties that may be experienced by early stage companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to Changyou’s ability to:

•	develop or license new MMOGs and Web-based games that are appealing to game players and meet its expected timetable for launches of new games;

•	raise its brand recognition and game player loyalty;

•	maintain and strengthen the 17173 Business and the leading position of the 17173.com Website among online game information portals in China;

•

successfully adapt to an evolving business model, industry trends and an evolving market environment by developing and investing in new business strategies, products, services and technologies, including new games other than MMOGs and Web-based games, such as mobile games and social networking games; and

•

maintain or expand its market efforts to attract more game players to its MMOGs and Web-based games and to the online game information portal of the 17173 Business in an increasingly competitive business environment.

Changyou may not be successful in addressing the risks listed above, which may materially and adversely affect its business prospects.

Changyou is not likely to sustain its recent growth rate.

Changyou’s revenues have grown significantly in a relatively short period of time. Primarily due to the commercial success of TLBB, Changyou’s revenues, as restated for 2009 and 2010 to reflect its acquisition of the 17173 Business, grew from $288.2 million for the three months ended December 31, 2009 to $354.1 million for the three months ended December 31, 2010, and $484.6 million for the year ended December 31, 2011, with the increase in 2011 also being affected by Changyou’s addition of the game DDTank through its acquisition of a majority interest in 7Road. Changyou’s comprehensive income attributable to Changyou.com Limited grew from $162.4 million for the year ended December 31, 2009, to $205.0 million for the year ended December 31, 2010 and $267.3 million for the year ended December 31, 2011. Changyou is not likely to sustain similar rates of growth in revenues or income in future periods due to a number of factors, including, among others, the greater difficulty of growing at sustained rates from a larger revenue base, the uncertain level of popularity of its future games, the potential need to expend greater amounts in order to develop or acquire new games, technologies, assets and businesses, and uncertainty as to Changyou’s ability to integrate such newly acquired games, technologies, assets and businesses. In particular, Changyou expects to experience increases in its costs and expenses as it expands its business domestically and internationally and increases its investment in MMOGs as well as Web-based, mobile and social networking games in order to adapt to industry trends and an evolving market environment. Accordingly, you should not rely on the results of any prior period as an indication of Changyou’s future financial and operating performance.

Changyou may be adversely affected by the recent global crisis in the financial services and credit markets and European debt crisis.

Changyou relies on the spending of its game players for its revenues, which may in turn depend on the players’ level of disposable income, perceived future earnings capabilities and willingness to spend. Following our sale of the 17173 Business to Changyou, Changyou began generating revenues from providing online advertising services provided to advertising clients on the 17173.com Website on January 1, 2012. Expenditures by advertising clients tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The growth of China’s economy experienced a slowdown after the second quarter of 2007, when the quarterly growth rate of China’s gross domestic product reached 11.9%, slowing to as low as 6.2% for the first quarter of 2009. A number of factors contributed to this slowdown, including appreciation of the RMB, which adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the PRC government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation. The slowdown was further exacerbated by the global crisis in the financial services and credit markets that began in 2008 and the on-going European debt crisis, which has resulted and might continue to result in extreme volatility and dislocation of the global capital markets. Although the growth rate of China’s gross domestic product accelerated and reached 11.9% in the first quarter of 2010, the growth rate has since slowed down to 9.6% in the third quarter of 2010 and 9.1% in the third quarter of 2011. It is uncertain whether China’s current economic growth is sustainable and whether the slower growth that China’s economy experienced in 2008 and 2009 could return in the near future.

In addition, It is uncertain how long the global crisis in the financial services and credit markets and the European debt crisis will continue and how much adverse impact it will continue to have on the global economy in general and the economies in China and other jurisdictions where Changyou licenses or operates its games and operates the 17173 Business. If Changyou’s game players reduce their spending on playing MMOGs and Web-based games or its advertising clients reduce the amounts they spend on advertising on the 17173.com Website due to such uncertain economic conditions, Changyou’s revenues and business may be adversely affected.

Changyou currently depends on TLBB for a substantial majority of its revenues. Any decrease in TLBB’s popularity may materially and adversely affect the operating results of Changyou.

Changyou currently relies on its in-house developed MMORPG, TLBB, for a substantial majority of its revenues. Changyou launched TLBB in May 2007, and cannot guarantee how long TLBB will continue to sustain its current level of popularity. To prolong this game’s lifespan, Changyou needs to continually improve and update it on a timely basis with new features that appeal to existing game players and attract new game players, and to market these new features. Despite its efforts to improve TLBB, the game players may nevertheless lose interest in the game over time. See “-Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.” If Changyou fails to improve and update TLBB on a timely basis, or if its competitors introduce more popular games catering to its game player base, which could include games adapted from other novels written by Louis Cha, TLBB may lose its popularity, which could materially decrease Changyou’s revenues.

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

Changyou depends on purchase and continual consumption of virtual items by its game players to generate revenues, which in turn depends on the continued attractiveness of its games to the game players and their satisfactory game-playing experience. Changyou provides support for its games and collect game players’ feedback on their game-playing experience in order to resolve any programming flaws or other game operational issues in a timely manner. Changyou also uses software and systems to monitor game players’ preferences in order to develop and improve game features and virtual items in a way that is attractive to its game players. Changyou continues to improve its games through regular updates as well as periodic major enhancements using expansion packs. However, we cannot assure that Changyou’s efforts will be effective in eliminating program errors associated with its games, satisfying game player demands, or retaining the continued attractiveness of its games. For example:

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

Changyou must introduce new games that can generate additional revenue and diversify its revenue source in order to remain competitive. Changyou has several games in the pipeline, including Tao Yuan, Battlefield Online, Shen Qu and others. Changyou expects to begin open beta testing of Tao Yuan, Battlefield Online and Shen Qu in 2012. Changyou is developing Tao Yuan and Shen Qu in-house and it has licensed Battlefield Online from third-party developers. Changyou will not generate any meaningful revenue from a game until it enters open beta testing. However, Changyou cannot assure that it will be able to meet its timetable for new game launches. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources, relevant authorities’ approvals and adverse developments in the relationship between Changyou and the licensors of its new licensed games could result in delayed launching of Changyou’s new games. In addition, Changyou cannot assure that its new games will be as well received in the market as TLBB and DDTank, and you should not use TLBB and DDTank as indications of the commercial success of Changyou’s future games. There are many factors that may adversely affect the popularity of Changyou’s new games. For example, Changyou may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, fail to effectively plan and organize marketing and promotion activities, or fail to differentiate its new games from its existing games. If the new games Changyou introduces are not commercially successful, Changyou may not be able to recover its product development costs and sales and marketing expenses, which can be significant.

In addition, Changyou’s new games may attract game players away from its existing games. For example, with Changyou’s increasingly diversified game portfolio, Changyou cannot assure you that its TLBB and DDTank game players will not be attracted to play other newly launched games instead of TLBB and DDTank. If this occurred, it would decrease Changyou’s existing games’ player bases, which could in turn make these games less attractive to other game players, resulting in decreased revenues from its existing games. Game players of Changyou’s existing games may also spend less money to purchase virtual items in the new games than they would have spent if they had continued playing the existing games, which could materially and adversely affect the total revenues of Changyou.

Changyou’s business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. There were four online game companies, Perfect World, Giant, NetDragon, and Kingsoft, that successfully listed their shares on NASDAQ, the New York Stock Exchange or the Hong Kong Stock Exchange in the second half of 2007 alone, adding to the previously listed public companies focusing on the online game market in China, such as NetEase, Tencent and The9 Limited, most of which focus on MMOGs. In September 2009, Shanda, which engages in the online game business, was carved out from Shanda Interactive Entertainment Limited and completed an initial public offering on NASDAQ. In 2010, Shenzhen ZQGame Co., Limited listed its shares on the Growth Enterprises Market board of the Shenzhen Stock Exchange in the PRC, becoming the first China-based online game company listed domestically in China. In June, 2011, Taomee Holdings Limited, which focuses on the online game market in China, completed an initial public offering on the New York Stock Exchange, adding company that competes with Changyou that is U.S.-listed. Moreover, there are many venture-backed private companies focusing on online game development, and MMOGs development in particular, further intensifying the competition. Recently, many of Changyou’s competitors have been aggressively hiring talent for game development, increasing spending on marketing for games, bidding for licenses of games and penetrating into the Web-based game industry. Changyou has also observed that there are some online games operated in China that include similar elements of design and game concepts to those of TLBB, which could have an adverse effect on maintaining the existing user base and the potential for increases in the number of players of TLBB. Increased competition in the online game market may make it difficult for Changyou to retain its existing employees and attract new employees, and to sustain its growth rate. Furthermore, Changyou also faces intense competition for cost-effective marketing resources for online games, such as online game-related websites, which could drive up its marketing costs and decrease the effectiveness of its marketing campaigns.

On December 15, 2011, Changyou acquired from us of certain assets of the 17173 Business, which derives revenue primarily from providing advertising services to advertisers on the 17173.com Website. Competition for advertising business targeting online game players is intense and is expected to increase significantly in the future. Changyou competes with other game information portals, such as duowan.com operated by Guangzhou Hua Duo Network Technology Co., Ltd., and game.qq.com operated by Tencent, and other Internet portals, which have, or may over time be able to build, competitive advantages over us in terms of:

•	greater brand recognition among game players and advertising clients;

•	larger user and customer bases;

•	more extensive and better-developed marketing and sales networks; and

•	substantially greater financial and technical resources.

If Changyou is unable to enhance its brand recognition, provide quality products and services and meet other difficult technological and business challenges, then its users and advertising clients may become dissatisfied and move to a competitor’s portal for products and services, its user base may decrease and its ability to generate advertising revenues on its 17173.com portal may decline as a result.

In the PRC’s competitive market, Changyou must continue to spend significant resources in research and development, including through acquisitions, to enhance its technology and its existing games, advertising and other services, and introduce new game products and services, including games other than the MMOGs and Web-based games, such as mobile games and social networking games, in order for Changyou to adapt to industry trends and shifting demands of game players and advertising clients and to remain competitive. If Changyou’s products and services are not responsive to the needs of its game players and advertisers, are not appropriately timed with market opportunities, or are not effectively brought to market, or if Changyou’s competitors are more successful than it is in developing compelling products or in attracting and retaining game players and advertisers, Changyou may not be able to recoup such expenditures.

Changyou has a history of net losses, which might occur again in the future.

Changyou incurred net losses from the inception of its business until the third quarter of 2007. Changyou cannot assure that it can remain profitable or avoid net losses in the future or that there will not be any earnings or revenue declines for any future quarterly or other periods. Changyou’s operating expenses will likely increase as it grows its business, including significantly increasing its headcount and expending substantial resources for product development and marketing, and as it operates as a separate, stand-alone company. As a result, any decrease or delay in generating revenues could result in material operating losses.

Changyou’s cinema advertising business has generated losses and it may not be able to maintain or expand the revenues that it receives from cinema advertising services.

Changyou’s cinema advertising business was not profitable for the year ended December 31, 2011. Changyou’s cinema advertising services revenue is generated through its wholly-owned subsidiary Shanghai Jingmao and its affiliates. Shanghai Jingmao enters into cinema advertising service contracts with advertisers to provide advertisements on pre-movie advertising slots in movie theatres. Changyou receives the cinema advertising rights for such pre-movie advertising slots under separate contracts between Shanghai Jingmao and various theatres and film production companies. Changyou is not certain that it will be able to develop, maintain or expand the types of relationships with movie theatres and film production companies that will permit it to receive or preserve its existing rights or obtain any additional rights to pre-movie advertisement slots. Any failure to develop, maintain or expand such relationships could prevent Changyou from increasing its cinema advertising revenues and prevent the business from becoming profitable or result in a decrease in its cinema advertising revenues.

Changyou’s operating results for a particular period could fall below its expectations.

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

When Changyou first launched BO in October 2004, it generated revenue under the time-based revenue model. Currently, Changyou operates all of its games, including both MMOGs and Web-based games, under the item-based revenue model. Under this revenue model, Changyou’s game players are free to play the games for an unlimited amount of time, but are charged for the purchases of certain virtual items. Changyou currently expects that a substantial majority of its online game revenues, including revenues from all of its current pipeline games, will continually be generated under the item-based revenue model. The item-based revenue model requires Changyou to design games that not only attract game players to spend more time playing, but also encourage them to purchase virtual items. The sale of virtual items requires Changyou to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If Changyou fails to design virtual items so as to incentivize game player to purchase them, it may not be able to effectively translate its game player base and their playing time into revenues. Although the item-based revenue model is currently a prevalent revenue model for MMOGs in China, it does not have a long history of proven commercial application. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount of purchase by individual game player. A revenue model that does not charge for time may be viewed by the PRC regulators as inconsistent with this goal. Changyou cannot assure that the item-based revenue model will continue to be commercially successful, or that Changyou will not in the future need to change it revenue model back to the time-based revenue model or to a new revenue model. Any change in revenue model could result in disruption of Changyou’s game operations and decrease in the number of its game players.

Changyou relies on data recorded in its billing systems for revenue recognition and tracking of game players’ consumption patterns of virtual items. If Changyou’s billing systems fail to operate effectively, it will not only affect the completeness and accuracy of its revenue recognition, but also its ability to design and improve virtual items that appeal to game players.

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

In addition, Changyou relies on its billing systems to record game player purchase and consumption patterns, based on which Changyou improves its existing virtual items and designs new virtual items. For example, Changyou intends to increase development efforts on the number and variety of virtual items that its game players like to purchase, and it may also adjust prices accordingly. If its billing systems fail to record data accurately, Changyou’s ability to improve existing virtual items or design new virtual items that are appealing to its game players may be adversely affected, which could in turn materially and adversely affect its revenues.

Rapid technological changes may increase the game development costs of Changyou.

The online game industry is evolving rapidly, so Changyou needs to anticipate new technologies and evaluate their possible market acceptance. In addition, government authorities or industry organizations may adopt new standards that apply to game development. Any new technologies and new standards may require increases in expenditures for MMOG or Web-based game development and operations, and Changyou will need to adapt its business to cope with the changes and support these new services to be successful. If Changyou falls behind in adopting new technologies or standards, its existing games may lose popularity, and its newly developed games may not be well received in the marketplace. As a result, Changyou’s business prospects and results of operations could be materially and adversely affected.

Changyou’s business may be materially harmed if its games are not featured in a sufficient number of Internet cafés in China.

A substantial number of game players access Changyou’s games through Internet cafés in China. Due to limited hardware capacity, Internet cafés generally feature a limited number of games on their computers. Changyou thus competes with a growing number of other online game operators to ensure that its games are featured on these computers. This competition may intensify in China due to a recent nationwide suspension of approval for the establishment of new Internet cafés in 2007, and the restrictions and control on the total number of Internet cafés nationwide by the MOC thereafter. Changyou takes steps to ensure that its games are featured in a sufficient number of Internet cafés, including maintaining good relationships with Internet café operators, requiring its distributors to maintain a sales presence in a large number of Internet cafés, conducting periodical promotional activities in select Internet cafés, and other general sales and marketing efforts. If Changyou fails to maintain good relationships with Internet café operators, or if it and/or its distributors fail to successfully persuade Internet cafés to feature its games, its revenues may be materially and adversely affected.

Following Changyou’s acquisition of the 17173 Business, Changyou will depend on online advertising for a portion of its revenues; the online advertisement market includes many uncertainties, which could cause Changyou’s advertising revenues to fail to grow or to decline.

On December 15, 2011, Changyou acquired from us of certain assets of the 17173 Business, which derives revenue primarily from providing advertising services to advertisers on the 17173.com Website. For the year ended December 31, 2011, online advertising revenues from the 17173 Business were $38.2 million, representing 7.9% of Changyou’s total revenues for the year. Changyou’s ability to maintain or grow advertising revenues from the 17173 Business may be adversely affected by any of the following risk factors:

•

The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising;

•	Changes in government policy could restrict or curtail Changyou’s online advertising services;

•	Advertising clients may adopt new methods and strategies other than online advertising to promote their brands which could have an adverse effect on Changyou’s advertising revenues;

•

Prior to Changyou’s acquisition of the 17173 Business, we provided advertising services on the 17173.com Website to advertising clients, which consist primarily of Changyou’s competitors. Following Changyou’s acquisition of the 17173 Business, those existing advertising clients who are Changyou’s competitors may reduce their use of, or choose not to continue to use, Changyou’s advertising services and Changyou may not be able to attract new advertising clients which are its competitors to use its advertising services on the 17173.com Website; and

•

The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of online advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general, or through Changyou’s portals.

In addition, Changyou’s ability to generate and maintain significant online advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of online advertisement as an effective way for business marketing by advertising clients;

•	the effectiveness of our advertising delivery, tracking and reporting systems; and

•	the extent of resistance from existing or potential customers to online advertising prices.

Following Changyou’s acquisition of the 17173 Business, Changyou relies on advertising agencies to sell its online advertising services. If current trends of consolidation of advertising agencies in the Chinese market continue, the bargaining power of the large advertising agencies resulting from such consolidation may permit them to require that Changyou pay higher sales rebates, which would adversely affect Changyou’s gross margin.

Most of the online advertising services of the 17173 Business are distributed by, and most of the online advertising revenues of the 17173 Business are derived from, advertising agencies. In 2011, for example, Changyou engaged four advertising agencies, which contributed approximately 90% of the online advertising revenues of the 17173 Business. In consideration for these agencies’ services, Changyou is required to pay certain percentages of revenues as sales rebates. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect Changyou’s online advertising growth, as Changyou books its online advertising revenue netted off sales rebates to advertising agencies.

The expansion of Internet advertisement blocking software may result in a decrease of advertising revenues.

The development of Web software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. The expansion of advertisement blocking on the Internet may decrease the revenues Changyou will be able to derive from the 17173 Business, because, when an advertisement is blocked, it is not downloaded from the server. As a result, such advertisements will not be tracked as delivered advertisements. In addition, advertisers may choose not to advertise on the Internet or on Changyou’s Websites because of the use by third parties of Internet advertisement blocking software.

Changyou’s marketing and promotion have benefited significantly from its association with Sohu. Any negative development in Sohu’s market position or brand recognition may materially and adversely affect Changyou’s marketing efforts and the popularity of its games.

Changyou is a majority owned subsidiary of Sohu and expect to continue to be part of the Sohu Group, as we expect to remain the controlling shareholder of Changyou. Changyou has benefited significantly from us in marketing its games. For example, Changyou has benefited from our large user base by marketing and advertising across our domains and using our single-user ID system, which provides our registered users easy access to Changyou’s games. Changyou and we have entered into a services agreement and an online links and advertising agreement, pursuant to which we provide links and advertising space on our Websites and related technical support to Changyou in connection with Changyou’s operation and promotion of the 17173 Business. Changyou also benefits from our strong brand recognition in China, which has provided Changyou credibility and a broad marketing reach.

If we lose our market position, the effectiveness of Changyou’s marketing efforts through its association with us could be materially and adversely affected. In addition, any negative publicity associated with Sohu.com or its affiliated websites will likely have an adverse impact on the effectiveness of Changyou’s marketing on those sites as well as its reputation and brand.

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

Changyou regards its proprietary software, domain names, trade names, copyrights, trademarks, trade secrets and other intellectual property as critical to its success. In particular, Changyou has spent a significant amount of time and resources in developing TLBB and DMD. Changyou’s ability to protect its proprietary rights in connection with TLBB and DMD is critical for the success of these games and its overall financial performance. Changyou has registered a number of software in China for copyright protection and it has taken various measures to protect its source codes, including confidentiality agreements and segregation of source codes, so that only its Chief Technology Officer has access to the entire source codes for any of its games. Changyou has applied for registration of 451 trademarks in the PRC, including those related to its company name and its MMOGs and Web-based games. Changyou has obtained a trademark registration certificate in the PRC relating to TLBB. Changyou has also applied for 117 trademarks in countries and regions such as Taiwan, the United States, Europe, Malaysia, Turkey and Vietnam relating to its company name, its MMOGs and its Web-based games. Changyou has obtained four trademarks relating to TLBB in Taiwan and two and three trademarks relating to DMD in Taiwan and Japan, respectively. In addition, Changyou has obtained six trademarks in the European Union relating to TLBB. However, Changyou may not succeed in obtaining trademarks that it has applied for, including any trademarks relating to TLBB and DMD. Any failure to register trademarks in any country or region may limit Changyou’s ability to protect its rights in such country or region under relevant trademark laws, and Changyou may even need to change the name or the relevant trademark in certain cases, which may adversely affect its branding and marketing efforts.

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

Changyou may not have exclusive rights over trademarks that are crucial to its business, including but not limited to TLBB, Blade Online, Changyou.com, DMD, cyou.com, TL logos, DDTank and 17173.

Changyou have applied for initial registration, and/or change of the registrations relating to transfer of its key trademarks in the PRC, including but not limited to TLBB, Blade Online, ChangYou.com, DMD, cyou.com, TL logos, DDTank and 17173 and their corresponding Chinese version marks, so as to establish and protect its exclusive rights to the marks. Changyou have succeeded in registering the trademarks TLBB, ChangYou.com, cyou.com, TL logos and DDTank in the PRC under certain classes. The applications for initial registration, and/or change of the registrations relating to transfer of the other marks and/or of some marks under other classes are still under examination by the Trademark Office of the PRC. Completion of the initial registration, and/or change of the registration relating to any such transfer is subject to the Trademark Office of the PRC’s determination that there are no prior rights in the PRC. Any rejection of these applications could adversely affect Changyou’s rights to these marks.

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

Online payment systems in China are in a developmental stage and are not as widely available to or accepted by consumers in China as they are in the United States. Changyou relies heavily on a physical distribution network composed of third-party distributors to cover a network of retail outlets across China for the sales of its prepaid game cards to its game players. As a result, Changyou’s revenues could be adversely affected by the under-performance of its distributors, such as the failure to meet minimum sales or penetration targets or the failure to establish an extensive retail network. Changyou generally signs one-year agreements with its distributors. Changyou may not continue to maintain favorable relationships with them. In addition, the distributors may violate the distribution agreements. Such violations may include, among other things, their:

•	failure to maintain minimum price levels for Changyou’s prepaid game cards in accordance with the distribution agreements;

•	failure to properly promote Changyou’s MMOGs in local Internet cafés and other important outlets, or cooperate with Changyou’s sales and marketing team’s efforts in their designated territories; and

•	selling Changyou’s prepaid game cards outside their designated territories.

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

Changyou could be liable for breaches of security of its and third-parties’ online payment platforms, and sales made through those channels might have a negative impact on its revenues.

Currently, Changyou directly sells a substantial portion of virtual prepaid game cards and game points to its game players through third-party online payment platforms. In all these online transactions, secured transmission of confidential information, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, over public networks is essential if Changyou is to maintain its consumers’ confidence in it. In addition, an increasing amount of its sales will likely be conducted over the Internet as a result of the growing use of online payment systems. As a result, the risk of associated online crime will increase as well. The current security measures of Changyou and those of the third parties with whom Changyou transacts business may not be adequate. Changyou must be prepared to increase its security measures and efforts so that its game players have confidence in the reliability of the online payment systems that it uses, which will require Changyou to incur additional expenses and such increased security measures may still not make its platforms completely safe. In addition, Changyou does not have control over the security measures of its third-party online payment vendors. Security breaches of the online payment systems that Changyou uses could expose it to litigation and possible liability for failing to secure confidential customer information and could harm its reputation, ability to attract customers and ability to encourage customers to purchase virtual items.

Breaches in the security of Changyou’s server network could cause disruptions in its service, facilitate piracy of its intellectual property, or compromise confidential information of its game players.

Changyou stores on its servers and transmits over the Internet considerable and continually increasing amounts of data, much of which is essential to the operation of its business or is highly confidential information concerning its business and its game players. In addition, the expansion of Changyou’s business, its planned increase in the portion of its business devoted to Web-based game and its need to comply with PRC regulations requiring real-name registration of its game players are all likely to cause the amount of personal data concerning its game players that is transmitted over its networks to increase over time. While we believe that measures Changyou takes to preserve the security of its networks are effective, any breaches of its network by hackers could cause severe disruptions in its service, allow piracy of the source code used in the operation of its games and allow pirated versions of its games to enter the marketplace, or result in the release of confidential personal or financial information of its game players, any of which could have an adverse impact on Changyou’s business, its revenues, and its reputation among game players. In order to minimize the likelihood of such breaches as its business expands and the amount of confidential and sensitive data increases, Changyou is likely to need to expend considerable resources to maintain and enhance the effectiveness of its security systems.

Changyou may be subject to, and may expend significant resources in defending against, claims regarding the content and services it provides over its Websites.

As Changyou’s services may be used to download and distribute information to others, there is a risk that claims may be made against it for defamation, negligence, copyright or trademark infringement or based on the nature and content of such information. Furthermore, Changyou could be subject to claims for the online activities of its visitors and incur significant costs in its defense. In the past, claims regarding the nature and content of information that was posted online by visitors have been made in the United States against companies that provide online services. Changyou does not carry any liability insurance against such risks.

Changyou could be exposed to liability for the selection of listings that may be accessible through its Websites or through content and materials that its visitors may post in classified advertisements, message boards, chat rooms or other interactive services. If any information provided through Changyou’s services contains errors, third parties may make claims against Changyou for losses incurred in reliance on the information.

Changyou is dependent upon its existing management, its key development personnel and its qualified technical personnel, and its business may be severely disrupted if Changyou loses their services.

The future success of Changyou depends substantially on the continued services of its executive officers and its key development personnel, such as its Chief Executive Officer, Tao Wang, who has been instrumental in the development of TLBB and DMD; its Chief Technology Officer, Xiaojian Hong; its President and Chief Operating Officer, Dewen Chen; and its Chief Financial Officer, Alex Ho. If one or more of the executive officers or key development personnel were unable or unwilling to continue in their present positions, Changyou might not be able to replace them easily or at all. In addition, if any of its executive officers or key employees joins a competitor or forms a competing company, Changyou may lose know-how, key professionals and staff members as well as suppliers. These executive officers and key employees could develop and operate games that could compete with and take game players away from Changyou’s existing and future games. Each of the executive officers and key personnel has entered into an employment agreement with Changyou, which contains non-competition provisions. However, if any dispute arises between the executive officers or key employees and Changyou, these non-competition provisions may not be enforceable in China.

Changyou is rapidly expanding its business and need to hire a significant number of new employees. If Changyou is unable to attract a sufficient number of qualified new employees or retain its existing employees, its business prospects may be materially and adversely affected.

As Changyou is in the early stages of its development and its business is growing rapidly, it has needed, and expects to continue to need, to increase the number of its employees, including senior-level executives, experienced project managers, game development personnel and game operation professionals. The number of its employees increased 45.5% between the end of 2010 and the end of 2011. Changyou’s industry in China is characterized by high demand and intense competition for talent, particularly for game developers and related technical personnel, and Changyou may not be able to attract a sufficient number of additional qualified new employees or retain existing employees to meet the growth of its business, in which case its growth strategy and its business prospects could be materially and adversely affected.

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

Changyou currently licenses TLBB and DDTank to third-party operators in regions outside of China, including Taiwan, Hong Kong, Vietnam, Malaysia and certain other countries. Pursuant to its strategy, Changyou plans to continue to license TLBB and other future games in these and other overseas markets. Changyou has also expanded its direct MMOG operations to select markets, such as the United States, the United Kingdom, Malaysia and Korea, and expects to expand its direct MMOG operations to other overseas markets. Identifying appropriate overseas markets, negotiating with potential third-party licensees and managing its relationships with its licensees all require substantial management effort and skills and the incurrence of additional expenditures. Licensing games, or operating them directly overseas, also requires translation of its games to the local language of the overseas market in which Changyou plans to license or operate, and may require customization as well, both of which require additional costs and expenses. Furthermore, there are additional risks in connection with the licensing or direct operation of the games overseas, including:

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

Recent and potential future acquisitions and/or strategic alliances may have an adverse effect on Changyou’s ability to manage its business.

Changyou has made acquisitions of, and may potentially acquire in the future, technologies, businesses or assets that are complementary to its business and/or enter into strategic alliances in order to leverage its position in the Chinese online game market and expand its business domestically and internationally. Recent and future acquisitions or strategic alliances would expose Changyou to potential risks, including risks associated with the integration of new technologies, businesses and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from its existing business, and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions or strategic alliances. Any difficulties encountered in the acquisition and strategic alliance process may have an adverse effect on Changyou’s ability to manage its business. In addition, acquired businesses may not perform to Changyou’s expectations for various reasons, including the loss of key personnel or key clients, and its strategic focus may change. As a result, Changyou may not realize the benefits it anticipated. If Changyou fails to integrate acquired technologies, businesses and assets or realize the expected benefits, it may not receive a return on its investment and its transaction costs for such acquisitions, and its business and operations may be adversely affected.

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

There is no assurance that online games, in particular MMOGs, will continue to be popular in China or elsewhere. A decline in the popularity of online games in general, or the MMOGs that Changyou operates, will likely adversely affect its business and prospects.

The successful operation of Changyou’s business and implementation of its growth strategies, including its ability to accommodate additional game players and advertising clients in the future, depend upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Although private Internet service providers currently exist in China, almost all access to the Internet is maintained through state-owned telecommunications operators under the administrative control and regulatory supervision of the MIIT. Changyou relies on this infrastructure to provide data communications capacity primarily through local telecommunications lines. Although the government has announced plans to develop aggressively the national information infrastructure, there is no assurance that this infrastructure will be developed as planned or at all. In addition, Changyou will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands necessary for the continued growth in Internet usage.

The limited use of personal computers in China and the relatively high cost of Internet access in relation to per capita gross domestic product may limit the development of the Internet in China and impede Changyou’s growth.

The penetration rate for personal computers in China is significantly lower than it is in the United States and other developed countries. Furthermore, the cost of Internet access is still relatively high as compared to other developed countries. The limited use of personal computers in China and the relatively high cost of Internet access may limit the growth of the business of Changyou. In addition, there may be increases in Internet access fees or telecommunication fees in China. If that happens, the number of Changyou’s game players may decrease and the growth of its game player base may be materially impacted. Slow growth of, or a decrease in, the traffic on 17173.com Website may also cause the advertising clients of Changyou to reduce their use of Changyou’s online advertising services, which would have a negative impact on Changyou’s online advertising revenues.

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

Substantially all of Changyou’s revenues are generated through Gamease, Guanyou Gamespace, Shanghai ICE and 7Road, its VIEs, and it relies on payments made by its VIEs to AmazGame, Gamespace and ICE Information, Changyou’s subsidiaries, pursuant to contractual arrangements to transfer any such revenues to AmazGame, Gamespace and ICE Information. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect Changyou’s business and its ability to pay dividends to its shareholders, including us.

Changyou conducts substantially all of its operations through Gamease, Guanyou Gamespace, Shanghai ICE and 7Road, its VIEs, which generate substantially all of its revenues. As Changyou’s VIEs are not owned by Changyou’s subsidiaries, they are not able to make dividend payments to Changyou’s subsidiaries. Instead, each of AmazGame, Gamespace and ICE Information, as Changyou’s subsidiaries in China, entered into a number of contracts with its corresponding VIE, pursuant to which the VIE pays the PRC subsidiary of Changyou for certain services that the PRC subsidiary of Changyou provides to the VIE. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VATs, which effectively reduce the amount that Changyou receives from the VIEs. We cannot assure that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect Changyou’s ability to receive payments from the VIEs or the amount of such payments, and may in turn materially and adversely affect its business and its net income.

Internet publishing licenses are required under PRC regulations for the games that Changyou currently operates or plans to launch in the future. Changyou has historically operated, and continue to operate, certain of its games through the publishing licenses of unrelated third parties. If the GAPP challenges the commercial operation of certain of Changyou’s games, through such third-party publishing licenses, or if Changyou fails to obtain necessary licenses to commercially operate certain of its games, it may be subject to various penalties, including restrictions on its operations.

Pursuant to PRC regulations issued by the GAPP and the MIIT relating to the regulation of online publication, an online game operator needs to obtain an Internet publishing license and each game in operation needs to be granted a publishing number in order to directly make its online games publicly available in the PRC, as operating online games is deemed to be an online publishing activity. Changyou’s games TLBB, BO, BH2, SJQY, and DDTank and certain of its licensed games were historically granted publishing numbers and published through third parties that were licensed electronic publishing entities, because Gamease, Shanghai ICE and 7Road, the operators of those games, had not obtained Internet publishing licenses at the time those games were made publicly available. As Changyou’s VIE Shanghai ICE is still in the process of applying for an Internet publishing license and some publication agreements between third parties and Changyou’s other VIEs which have obtained Internet publishing licenses have not expired, some of Changyou’s games continue to be published through such third parties. The current PRC regulations are not clear as to the consequence of obtaining publishing numbers through third party electronic publishing entities and operating without an Internet publishing license. Changyou has made oral inquiries with the officials at the GAPP and has been informed that the GAPP is aware of and does not object to such practice, so long as applications for Internet publishing licenses have been filed with the GAPP. However, due to lack of formal interpretation on this issue, if its current and past practice is later challenged by the GAPP, Changyou may be subject to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of its business license, or the forced discontinuation of, or restrictions on, its operations.

If Changyou is found to be in violation of current or future PRC laws, rules or regulations regarding Internet-related services and telecom-related activities, Changyou could be subject to severe penalties.

The PRC has enacted regulations that apply to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online games, and online advertising services. Under the SARFT Measures, Websites authorized to disseminate news must apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs in order to disseminate streaming video online. In addition, on April 1, 2010 SARFT issued the Catalogue of Classification of Internet Audio-Video Program Services (Trial), pursuant to which the business of providing public program searching and watching services through the Internet to the public is classified as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. Changyou’s online video services offered on the 17173.com Website are operated by Guanyou Gamespace through a permit held by Sohu Internet and Guanyou Gamespace has not yet been granted such a permit directly. If the video services conducted by Guanyou Gamespace are later challenged by the SARFT, Changyou may be subject to severe penalties, including fines, or the suspension of its video services or even its operations. If Changyou is ordered to suspend the video services provided under 17173.com Website, its user traffic will be reduced and therefore Changyou’s revenues derived from online advertising will be negatively affected. In addition, Guanyou Gamespace is in the process of renewing its ICP license and Online Culture Operating Permit to include the 17173 Business. Although the risk of such license and permit not being renewed is remote, if Guanyou Gamespace is unable to obtain such renewals, Changyou may not be allowed to continue the operation of the 17173 Business or be subject to severe penalties.

In addition, the PRC government may promulgate new laws, rules or regulations at any time. If current or future laws, rules or regulations regarding Internet-related activities are interpreted to be inconsistent with Changyou’s ownership structure and/or its business operations, Changyou’s business could be severely impaired and it could be subject to severe penalties.

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

As these regulations are subject to interpretation by the relevant authorities, it may not be possible for Changyou to determine in all cases the type of content that could result in liability for it as an MMOG developer and operator, a developer and operator (through licensees) of Web-based game and an operator of the 17173 Business. In addition, Changyou may not be able to control or restrict the content of other Internet content providers linked to or accessible through its websites, or content generated or placed on its websites by its game players, despite its attempt to monitor such content. To the extent that regulatory authorities find any portion of Changyou’s content objectionable, they may require Changyou to curtail its games, which may reduce its game player base, the amount of time its games are played or the purchases of virtual items.

Changyou may be subject to the PRC government’s ongoing crackdown on Internet pornographic content.

The Chinese government has stringent regulations on online pornographic information and has launched several crackdowns on Internet pornography in the last year. On December 4, 2009, the MIIT and other three government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (or the “Anti-Pornography Notice”) to further crackdown on online pornography. Pursuant to this Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report Websites that feature pornography and a committee has been established by the MIIT to review such reports to determine an appropriate award. Changyou attempts to delete from its relevant channels and communities all Web pages containing material that might be deemed to be pornographic or vulgar under the Anti-Pornography Notice. In addition, Changyou has strengthened its internal censorship and supervision of links and content uploaded by users. Changyou has not, to date, received any penalty from the PRC government in this regard. However, there is no assurance that content considered pornographic or vulgar by PRC government agencies will not appear in the future. In the event that Changyou is accused by the government of hosting pornographic or vulgar content, Changyou’s reputation could be adversely affected.

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

Changyou’s online game operations may be adversely affected by implementation of new anti-fatigue-related regulations.

The PRC government may decide to adopt more stringent policies to monitor the online game industry as a result of adverse public reaction to perceived addiction to online games, particularly by minors. On April 15, 2007, eight PRC government authorities, including the GAPP, the Ministry of Education and the MIIT, issued a notice, or the Anti-Fatigue Notice, requiring all Chinese online game operators to adopt an “anti-fatigue system” in an effort to curb addiction to online games by minors. Under the anti-fatigue system, three hours or less of continuous play is defined to be “healthy,” three to five hours is defined to be “fatiguing,” and five hours or more is defined to be “unhealthy.” Game operators are required to reduce the value of game benefits for minor game players by half when those game players reach the “fatigue” level, and to zero when they reach the “unhealthy” level. In addition, online game players in China are now required to register their identity card numbers before they can play an online game. The anti-fatigue system allows game operators to identify which game players are minors. These restrictions could limit Changyou’s ability to increase its business among minors. Furthermore, if these restrictions were expanded to apply to adult game players in the future, Changyou’s business could be materially and adversely affected.

On July 1, 2011, eight PRC government authorities, including the GAPP, the Ministry of Education, the MIIT and five others, promulgated a further notice to strengthen the implementation of the anti-fatigue system and real-name registration, entitled Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (or the “Real-name Registration Notice”), which took effect on October 1, 2011. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s ID to play Internet games and, accordingly, the notice provides stringent punishment for online game operators for not implementing the anti-fatigue and real name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is to require termination of the operation of the online game if it is found to be in violation of the Anti-Fatigue Notice, the circular entitled Implementation of Online Game Monitor System of the Guardians of Minors (or the “Monitor System Circular”) or the Real-name Registration Notice. The Real-name Registration Notice further increases Changyou’s operations risks, as Changyou will be required to spend more resources on real-name verification and anti-fatigue systems, which will lead to an increase in operation costs. In addition, the amount of time that minors will be able to spend playing online games such as Changyou’s will be further limited, which can be expected to lead to a reduction in Changyou’s revenues. Furthermore, if Changyou is found to be violating the Real-name Registration Notice, it may be required to suspend or discontinue its online game operations.

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

Restrictions on virtual currency may adversely affect the online game revenues of Changyou.

The online game revenues of Changyou are collected through the sale of its prepaid cards or online sale of game points. The Notice on the Reinforcement of the Administration of Internet Cafés and Online Games, or the Internet Cafés Notice, jointly issued by the MOC, the PBOC and certain other relevant government authorities on February 15, 2007, directs the PBOC to strengthen the administration of virtual currency in online games to avoid any adverse impact on the PRC economy and financial system. The Internet Cafés Notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. The Internet Cafés Notice also provides that virtual currency should only be used to purchase virtual items. On June 4, 2009, the MOC and the MOFCOM jointly issued the Notice on Strengthening the Administration of Online Game Virtual Currency (or the “Virtual Currency Notice”). In the Virtual Currency Notice, the authorities for the first time define “Virtual Currency” as a type of virtual exchange instrument issued by online game operators, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by the online game operators in electronic record format and represented by specific numeric units. In addition, the Virtual Currency Notice categorizes companies involved with virtual currency as either issuers or trading platforms and prohibits companies from simultaneously engaging both as issuers and as trading platforms. Most importantly, one of the Virtual Currency Notice’s stated intended objectives is to limit the circulation of virtual currency and thereby reduce concerns that it may impact real world inflation. Specifically, the Virtual Currency Notice provides that online game operators are required to report the total amount of their issued virtual currencies on a quarterly basis and game operators are prohibited from issuing disproportionate amounts of virtual currencies in order to generate revenues. In addition, the Virtual Currency Notice reiterates that virtual currency can only be provided to users in exchange for an RMB payment and can only be used to pay for virtual goods and services of the issuers. Online game operators are strictly prohibited from providing lucky draws or lotteries which are conducted on the condition that participants contribute cash or virtual currencies in exchange for game props or virtual currencies. The Virtual Currency Notice also places potentially burdensome obligations on online game operators, including a requirement that operators keep transaction data records for no less than 180 days and a prohibition on operators’ providing virtual currency trading services to minors. In order to comply with the requirements of the Virtual Currency Notice, it may be necessary for Changyou to change its virtual currency distribution channel, and its business model may be affected accordingly and it may put more efforts in consummating its database so as to keep users’ information longer. These restrictions may result in higher costs of the online game operation of Changyou and lower sales of its prepaid cards or game points, which may have an adverse effect on its online game revenues.

Changyou’s business may be adversely affected by public opinion and governmental policies in China as well as in other jurisdictions where Changyou operates its MMOGs and Web-based games or licenses its MMOGs and Web-based games to third parties.

Currently, most of Changyou’s game players in China are young males, many of whom are students. Due to a relatively high degree of game player loyalty to MMOGs or Web-based games, easy access to personal computers and Internet cafés, and the lack of other appealing forms of entertainment in China, many teenagers in China frequently play online games. This may result in these teenagers spending less time on or refraining from other activities, including education, vocational training, sports, and taking rest, which could result in adverse public reaction and stricter government regulation. For example, the PRC government has promulgated anti-fatigue-related regulations to limit the amount of time minors can play online games. The PRC government has also begun to tighten its regulations on Internet cafés, currently one of the primary places where online games are played, including limiting the issuance of Internet café operating licenses and imposing higher capital and facility requirements for the establishment of Internet cafés.

Adverse public opinion could discourage game players from playing Changyou’s games, and could result in government regulations that impose additional limitations on the operations of online games as well as the game players’ access to online games. For example, in January of 2011, the MIIT and six other central government authorities jointly issued the Monitor System Circular under which online game operators are required to adopt various measures to maintain a system to communicate with the parents or other guardians of minors playing online games. Online game operators are required to monitor the activities of the minors and suspend the accounts of minors if so requested by the minors’ parents or other guardians. Changyou believes stricter government regulations, such as regulations imposing stricter age and hour limits on Internet cafés, limiting the issuance of virtual currency by online game operators or the amount of virtual currency that can be purchased by an individual game player, or extending anti-fatigue-related regulations to adults, could be implemented in the future. Such adverse public opinion and tightened government regulations could materially and adversely affect the business prospects of Changyou and its ability to maintain or increase revenues.

In addition, the PRC State Administration of Taxation previously announced that it will tax game players on the income derived from the trading of virtual currencies at the rate of 20%. However, it is currently unclear how the tax will be collected or if there will be any effect on Changyou’s game players or its business.

Moreover, similar adverse public reaction may arise, and similar government policies may be adopted, in other jurisdictions where Changyou licenses or operates its games, which could materially and adversely affect Changyou’s revenues.

The laws and regulations governing the online game industry in China are evolving and subject to future changes. Changyou may fail to obtain or maintain all applicable permits and approvals.

The online game industry in China is highly regulated by the PRC government. Various regulatory authorities of the PRC central government, such as the State Council, the MIIT, the GAPP, the MOC and the Ministry of Public Security, are empowered to issue and implement regulations governing various aspects of the online game industry.

Changyou is required to obtain applicable permits or approvals from different regulatory authorities in order to operate its online games. For example, as an online game operator in China, Changyou must obtain an Online Cultural Operating Permit from the MOC and an Internet publishing license from the GAPP in order to distribute games through the Internet and, under the GAPP Notice, Changyou must also obtain an additional approval from the GAPP for any upgrade, expansion pack or new version of any existing game that has previously been approved by the GAPP. If Changyou fails to maintain any of its permits or approvals or to apply for permits and approvals on a timely basis, it may be subject to various penalties, including fines and the discontinuation or restriction of its operations.

As the online game industry is at an early stage of development in China, new laws and regulations may be adopted from time to time to require additional licenses and permits other than those Changyou currently has, and address new issues that arise. In addition, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the online game industry. For example, there is ambiguity on the regulatory authority and responsibilities between the GAPP and the MOC in regulating online games and, as a result, there may be overlapping approval requirements with respect to the same aspect of Changyou’s games or its game operation. Changyou cannot assure that it will be able to obtain timely, or at all, required licenses or any other new license required in the future. Changyou cannot assure that it will not be found in violation of any current PRC laws or regulations should their interpretations change, or that it will not be found in violation of any future PRC laws or regulations.

Further strengthened supervision of the online game industry may adversely affect the online game operation of Changyou.

In the GAPP Notice, the GAPP stated that it is the only governmental department with authority for examination and pre-approval of online games, and that all online game operators must obtain an internet publishing license to provide online game services. Under the GAPP Notice, additional approvals from the GAPP are required when game operators release new versions or expansion packs, or make any changes to the originally approved online game. In addition, on July 1, 2009, the GAPP issued a Notice on Strengthening the Approval and Administration of Imported Online Games, in which the GAPP stated that it is the only governmental department authorized by the State Council to approve the importation of online games from offshore copyright owners. In the event of any failure to meet the above-mentioned requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. The online game business of Changyou may be adversely affected by these two GAPP notices. The launch of expansion packs and imported games might be delayed because of the extra approval required. Such delay in releasing expansion packs or imported games may result in higher costs for the online game operation of Changyou and have an adverse effect on its game revenue.

On June 3, 2010, the MOC issued the Interim Measures for Online Games Administration (or the “Online Game Measures”), which became effective on August 1, 2010, aiming to further strengthen the MOC’s supervision of the online game industry. Specifically, the Online Game Measures reiterate that the MOC has the power to review the content of all online games except online game publications that have been pre-approved by the GAPP. However, the Online Game Measures do not clearly specify what constitutes “online game publication.” Furthermore, the Online Game Measures provide that all domestic online games must be filed with the MOC, while all imported online games are subject to a content review prior to their launch. If a substantial change (for example, any significant modification to a game’s storyline, language, tasks, or trading system) is made to an existing imported or domestic online game, it will be subject to a new content review.

The online game business of Changyou may be adversely affected by the Online Game Measures. The Online Game Measures do not set forth any specific procedure for the required filing and content review procedures for online games and therefore may cause delay when Changyou tries to file or apply for content review with the MOC. In addition, for Changyou’s imported licensed games, the requirement for a prior approval of any substantial change may cause delay in releasing expansion packs, which may result in higher costs of the online game operation of Changyou and have an adverse effect on its game revenue. In addition, the Online Game Measures do not resolve certain inconsistencies and ambiguities resulting from pronouncements included in previous notices issued by the GAPP and the MOC. Because there is ambiguity in the scope of the authority and the roles and responsibilities of governmental departments, such as the MOC and the GAPP, with oversight of the online game industry, Changyou may face stricter scrutiny of the day-to-day operations of its online game business. If any of the online game operating entities of Changyou cannot comply with any of the stipulations of any PRC governmental department regarding the online game industry, Changyou may be subject to various penalties and its online game business may be negatively affected.

Changyou’s business may be adversely affected if it cannot obtain a payment service license

On June 14, 2010, the PBOC issued the Administrative Measure on the Payment Services of Non-Financial Institutions (or the “Payment Measures”), which went into effect on September 1, 2010. Under the Payment Measures, Payment Services are defined as the provision of capital transfer services by non-financial institutions acting as intermediaries, including services rendered in connection with network-based payments, issuance and settlement services for pre-paid cards and acquiring services for bank cards. The Payment Measures require all non-financial institutions engaging in Payment Services to obtain a Payment Service License from the PBOC. Failure to obtain a Payment License will lead to termination of the right to provide payment services. Given that the definition of “network-based payments” in the Payment Measures is vague, Changyou is not sure whether the fee collection activity related to its online game operations would constitute a kind of payment service under the Payment Measures. If Changyou is required to apply for a Payment Service License under the Payment Measures, it cannot assure you that it will be able to obtain the required license in a timely manner. If such a license is required and Changyou cannot obtain such a license, its business will be adversely affected.

Changyou has limited experience operating as a separate, stand-alone company.

Changyou was formed on August 6, 2007 as an indirect subsidiary of Sohu.com Inc. to hold and operate the MMORPG business of Sohu. Sohu transferred all of its assets, liabilities and operations relating to its MMORPG business to Changyou on December 1, 2007. Although Changyou operated as a business unit within the Sohu Group prior to the carve-out, it has had limited experience in conducting its operations on a separate, stand-alone basis. Changyou’s senior management has limited experience working together to manage a separate, stand-alone company. Changyou may encounter operational, administrative and strategic difficulties as it adjusts to operating as a separate, stand-alone company, which may cause it to react slower than its competitors to industry changes, may divert its management’s attention from running its business or may otherwise harm its operations. Since Changyou has become a public company, its management team has been required to develop the expertise necessary to comply with the numerous regulatory and other requirements applicable to separate, stand-alone public companies, including requirements relating to corporate governance, listing standards and securities and investor relations issues. Changyou cannot guarantee that it will be able to do so in a timely and effective manner.

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

Changyou may need additional capital and may sell additional ADSs or other equity securities or incur indebtedness, which could result in dilution of our interest in Changyou or increase Changyou’s debt service obligations.

Changyou may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions it may decide to pursue. If the cash resources of Changyou are insufficient to satisfy its cash requirements, it may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in dilution of our interest in Changyou. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict the operations of Changyou. We cannot assure that financing will be available in acceptable amounts and terms, if at all.

Changyou might be classified as a passive foreign investment company, which would result in adverse U.S. federal income tax consequences to us a holder of its ordinary shares.

A non-U.S. corporation will be considered a passive foreign investment company (or PFIC), for any taxable year if either (i) at least 75% of its gross income is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. We expect that Changyou will not be treated as a PFIC for U.S. federal income tax purposes for the current taxable year ending November 30, 2012. Our expectation is based on Changyou’s current and anticipated operations and the composition of its earnings and assets (including goodwill) for the 2012 taxable year, including the current and expected valuation of its assets based on the market price of its ADSs. However, Changyou currently holds, and we expect it to continue to hold following this annual report, a substantial amount of cash and the value of its other assets may be based in part on the market price of its ADSs, which is likely to fluctuate in the future (and may fluctuate considerably given that market prices of Internet and online game companies historically have been especially volatile). Furthermore, it is not entirely clear how the contractual arrangements between Changyou and its consolidated variable interest entities will be treated for purposes of the PFIC rules. In addition, the actual PFIC status of Changyou for any taxable year will not be determinable until the close of such taxable year. Accordingly, there is no guarantee that Changyou will not be a PFIC for any taxable year. PFIC status depends on the composition of the assets and income of Changyou and the value of its assets (including, among others, a pro rata portion of the income and assets of each subsidiary in which it owns, directly or indirectly, at least 25% (by value) of the equity interest) from time to time. If Changyou was treated as a PFIC for any taxable year during which we hold its Class  A ordinary shares of Class B ordinary shares, certain adverse United States federal income tax consequences could apply us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in the Sohu.com Internet Plaza in the Zhongguancun area of Beijing, China. In February 2007, we purchased the premises, with space of approximately 18,265 square meters, at a cost of approximately $35.3 million.

In August 2009, Changyou purchased an office building in Beijing, with space of approximately 14,950 square meters at a cost of approximately $33.4 million.

In November 2009, we entered into an agreement to purchase a Beijing office building, now under construction, which will serve as our headquarters. Of a total purchase price of approximately $127 million, $108 million had been paid as of December 31, 2011 and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $19 million will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012. In December 2011, we entered into an agreement for technological infrastructure and fitting-out work for this office building, with a contract amount of $28 million. As of December 31, 2011, $16 million had been paid and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $12 million will be settled in the next two years.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building, now under construction, which will serve as its headquarters. Of a total purchase price of approximately $158 million, $126 million had been paid as of December 31, 2011 and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $32 million will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

As of December 31, 2011, we leased office space in Beijing of approximately 21,430 square meters to accommodate increased headcount. We also leased office space in other cities in PRC and in other countries.

ITEM 3. LEGAL PROCEEDINGS

In March 2008 four companies, Sony BMG, Warner Music, Universal Music and Gold Label Entertainment, commenced lawsuits against us in the Beijing No. 1 Intermediate People’s Court alleging that we have provided music search links and download services for songs in which they own copyrights, and that provision of these links and services infringed their copyrights. The aggregate damages claimed in these lawsuits are approximately $7.5 million. Although an initial judgment has been made during the preliminary phase in our favor as to most aspects of the case, both the plaintiffs and we appealed to the higher court in 2010 and therefore the judgment has not yet come into effect. We believe that the lawsuits will not be concluded at this stage of the proceedings, and that therefore we cannot predict the final outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with final judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

	2011		2010
	High	Low	High	Low
First quarter	$92.27	$63.63	$62.35	$46.62
Second quarter	109.37	64.77	55.19	40.05
Third quarter	90.37	46.99	61.12	40.09
Fourth quarter	69.48	45.40	80.94	56.95

The closing price of our common stock on February 24, 2012 as reported by the NASDAQ Global Select Market was $48.92.

Holders

As of February 10, 2012, there were 25 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of beneficial holders represented by these record holders. As of February 10, 2012, the latest practicable date, there were approximately 30,500 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 29, 2011, our Board of Directors authorized a combined share purchase program of up to $100 million of the outstanding shares of common stock of Sohu, and/or outstanding ADSs of Changyou over a one-year period from September 1, 2011 to August 31, 2012. In September 2011, we purchased 250,000 shares of Sohu’s common stock in the open market at an average price of $66.40, for total consideration of $16.6 million. We also purchased 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, at average price of $34.21, for total consideration of $25.7 million. As of December 31, 2011, the total amount purchased under the combined share purchase program was $42.3 million.

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

Through December 31, 2011, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the NASDAQ Stock Market (U.S. companies) Index (or the NASDAQ Market Index) and the Morningstar Group Index. The graph covers the period from December 31, 2006 to December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 in our common stock, the NASDAQ Market Index and the Morningstar Group index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Sohu.com Inc.	Morningstar Group	NASDAQ Market Index
12/31/2006	100.00	100.00	100.00
12/31/2007	127.17	139.71	110.66
12/31/2008	197.25	64.16	66.41
12/31/2009	238.67	123.63	96.54
12/31/2010	264.54	130.82	114.06
12/31/2011	208.33	127.91	113.16

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

In 2009, we adjusted our business grouping from advertising business and non-advertising business to advertising business (composed of brand advertising as well as sponsored search), online game business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2009 to conform to the current year classification.

In 2010, we adjusted our business grouping from advertising business, online game business, and wireless and others business to brand advertising business, online game business, sponsored search business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2010 to conform to the current year classification.

In 2011, we adjusted our business grouping from brand advertising business, online game business, sponsored search business, and wireless and others business to online advertising business, online game business, wireless business and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2011 to conform to the current year classification.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Comprehensive Income Data:
Revenues:
Online advertising:
Brand advertising	$279,189	$211,821	$177,073	$169,268	$112,106
Search and others	62,981	18,649	8,491	6,313	6,413
Subtotal of online advertising revenues	342,170	230,470	185,564	175,581	118,519
Online games	435,508	327,151	267,585	201,845	42,096
Wireless	52,015	52,320	60,809	47,046	26,337
Others	22,394	2,836	1,281	4,579	1,982

Total revenues	852,087	612,777	515,239	429,051	188,934
Cost of revenues:
Online advertising:
Brand advertising	112,410	86,684	59,451	59,443	38,733
Search and others	26,474	14,243	9,669	6,075	4,670
Subtotal of cost of online advertising revenues	138,884	100,927	69,120	65,518	43,403
Online games	49,837	29,852	17,505	14,567	7,113
Wireless	31,882	28,041	34,370	24,538	12,334
Others	16,093	1,487	2,400	2,691	1,913

Total cost of revenues	236,696	160,307	123,395	107,314	64,763

Gross profit	615,391	452,470	391,844	321,737	124,171

Operating expenses:
Product development	109,519	75,638	56,948	49,809	25,489
Sales and marketing	165,090	105,406	93,498	84,691	47,506
General and administrative	58,972	40,895	37,007	23,395	18,465
Goodwill impairment and impairment of intangibles via acquisition of businesses	27,511	0	0	0	0

Total operating expenses	361,092	221,939	187,453	157,895	91,460

Operating profit	254,299	230,531	204,391	163,842	32,711

Other income/(expense)	9,799	(790)	342	(535)	887
Interest income	15,800	5,889	5,026	4,390	2,553
Exchange difference	(5,003)	(1,415)	(25)	(102)	240

Income before income tax expense	274,895	234,215	209,734	167,595	36,391
Income tax expense	46,552	36,031	33,745	9,009	1,487

Income from continuing operations	228,343	198,184	175,989	158,586	34,904
Gain/(loss) from discontinued e-commerce operations	0	0	446	0	(20)

Net income	228,343	198,184	176,435	158,586	34,884
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	2,558	0	0	0	0
Net income/(loss) attributable to the noncontrolling interest shareholders	63,044	49,555	28,602	(51)	(47)

Net income attributable to Sohu.com Inc.	$162,741	$148,629	$147,833	$158,637	$34,931

Net income	$228,343	$198,184	$176,435	$158,586	$34,884
Other comprehensive income: Net unrealized gains on marketable debt securities	0	0	0	0	58
Other comprehensive income: Foreign currency translation adjustment	43,545	19,091	351	9,450	6,753

Comprehensive income	271,888	217,275	176,786	168,036	41,695

Less: Comprehensive income attributable to the mezzanine classified noncontrolling interest	2,558	0	0	0	0
Comprehensive income attributable to noncontrolling interest shareholders	68,598	51,920	28,800	(38)	(46)

Comprehensive income attributable to Sohu.com Inc.	200,732	165,355	147,986	168,074	41,741

Basic net income per share attributable to Sohu.com Inc.	$4.26	$3.92	$3.86	$4.16	$0.94

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,216	37,870	38,294	38,168	37,133

Diluted net income per share attributable to Sohu.com Inc.	$3.93	$3.62	$3.57	$4.06	$0.90

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,761	38,445	38,969	39,117	38,919

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheets Data:
Cash and cash equivalents	$732,607	$678,389	$563,782	$314,425	$122,706
Investments in debt securities	79,354	75,529	0	0	0
Restricted cash	0	0	0	2,671	4,324
Working capital	639,279	624,495	470,676	248,063	85,702
Total assets	1,633,294	1,187,590	828,273	521,876	290,517
Zero coupon convertible senior notes	0	0	0	0	6
Total liabilities	356,969	213,031	150,497	130,782	71,613
Mezzanine equity	57,254	0	0	0	0
Noncontrolling interest	210,646	178,442	67,995	5,148	7
Total shareholders’ equity	1,219,071	974,559	677,776	391,094	218,904

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language Web properties, and we developed and operate one of the most popular massively multi-player online games and one of the most popular Web-based games in China. Substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

Our Business

Our businesses consist of the online advertising business, the online game business, the wireless business and the others business, among which online advertising and online games are our core businesses.

For the year ended December 31, 2011, our total revenues increased by 39% to $852.1 million, gross margin decreased from 74% to 72%. Our online advertising business generated revenues of $342.2 million with 48% annual growth, representing 40% of total revenues. Our online game business generated revenues of $435.5 million with 33% annual growth, representing 51% of total revenues. In 2011, our net income before deducting the noncontrolling interest was $228.3 million, compared to $198.2 million in 2010. In 2011, the net income after deducting the noncontrolling interest was $162.7 million, compared to $148.6 million in 2010. Diluted net income per share attributable to Sohu.com Inc was $3.93 in 2011, compared to $3.62 in 2010.

Online Advertising Business

Our online advertising business consists of the brand advertising business as well as the search and others business.

Brand Advertising Business

Our brand advertising business offers various products and services (such as free of charge premier content, interactive community, and other competitive Internet services) to our users, and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal.

Our brand advertising business offers advertisements on our Web properties to companies seeking to increase their brand awareness online.

Search and Others Business

Our search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), offers customers pay-for-click services, priority placements in a search directory, and online marketing services on the Sogou Web Directory.

Online Game Business

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”), which is a leading online game developer and operator in China. Changyou engages in the development, operation and licensing of online games, including massively multi-player online games (“MMOGs”) and Web-based games. Changyou developed and operates one of the most popular MMOGs Tian Long Ba Bu (“TLBB”) and, through licensees, operates DDTank, which is one of the most popular multi-player Web-based shooting games in China.

Wireless Business

Our wireless business offers mobile related services through different types of wireless products to mobile phone users. The mobile related services consist of the provision of content such as news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones and logo downloads. A majority of the content is purchased from third party content providers. The wireless products consist mainly of short messaging services (“SMS”), Ring Back Tone (“RBT”), interactive voice response (“IVR”) and mobile games.

Others Business

Our others business primarily includes sub-licensing of licensed video content to third parties, and offering cinema advertisement slots to be shown in theaters before the screening of movies, which is a new business of Sohu Group from Changyou’s acquisition of Shanghai Jingmao Culture Communication Co., Ltd (“Shanghai Jingmao”) and its affiliate.

Business Restructuring

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, as we are Changyou’s controlling shareholder, we continue to consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting shares held by shareholders other than us. As of December 31, 2011, approximately 30% of the economic interest in Changyou was recognized as noncontrolling interest in our consolidated financial statements.

We have entered into agreements with Changyou with respect to various interim and ongoing relationships between us, including a Master Transaction Agreement, a Non-Competition Agreement, and an Amended and Restated Marketing Services Agreement. These agreements contain provisions, among others, relating to the transfer of assets and assumption of liabilities of the massively multi-player online role-playing game (“MMORPG”, MMORPG is a subset of MMOG category) business, provide cross-indemnification of liabilities arising from each other’s businesses, mutually limit us and Changyou from competing in each other’s businesses, and also include a number of ongoing commercial relationships.

As of December 31, 2011, intercompany receivables from Changyou, arising mainly from expenses charged by us for sales and marketing services provided to Changyou, amounted to $5.1 million. Intercompany payables to Changyou, arising mainly from customer advances collected by us on Changyou’s behalf, were nil. These balances are interest free and settleable on demand, and are measured at the amount of consideration established and agreed to by the related parties, which approximates amounts that would be charged to third parties.

Sogou Transactions

During 2010, we restructured our search business in preparation for the sale of Sogou’s newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang. In the restructuring, we transferred to Sogou certain assets and liabilities associated with the mobile version of Sogou Pinyin, and transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou remains liable for a loan payable to us in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in the Search business and previously funded by Sohu. On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba, China Web and Photon for $15 million, $9 million, and $24 million, respectively.

After the sale, as Sogou’s controlling shareholder, we continue to consolidate Sogou but recognizes noncontrolling interest reflecting shares held by shareholders other than us.

17173 Transaction

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, we closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”), a leading game information portal in China, for fixed cash consideration of $162.5 million Under the acquisition agreement, the net profit of $1.3 million generated from Changyou’s operation of the 17173 Business during the transition period from December 16, 2011 through December 31, 2011 was for our benefit, and was accounted as part of the total consideration for the transaction. After the closing of the sale, we continued to consolidate the results of operations of the 17173 Business in our consolidated financial statements. In connection with this transaction, Changyou.com HK Limited delivered to Sohu.com Limited a promissory note in the amount of $16 million in settlement of a portion of the purchase price. This promissory note is due on November 30, 2012.

On and after December 16, 2011, the 17173 Business has been owned and operated by Changyou. However, under the acquisition agreement, we continued to be entitled to the net profit of $1.3 million generated by the 17173 Business during the period from December 16, 2011 through December 31, 2011.

We and Changyou revised the existing non-competition agreement to provide our agreement not to compete with Changyou in the 17173 Business for a period of five years following the closing of Changyou’s acquisition of the 17173 Business and to remove the prior prohibition on Changyou’s competing with us in the 17173 Business.

On November 29, 2011, we and Changyou entered into a services agreement and an online links and advertising agreement pursuant to which we agreed to provide links and advertising space and technical support to Changyou, including the provision and maintenance of user log-in, information management and virtual currency payment systems for the 17173 Business. The agreements provide for a term of 25 years for the virtual currency payment system services, and an initial term of three years for all the other relevant services and links and advertising space, with aggregate fees payable by Changyou to us of approximately $30 million. Under the agreements, Changyou may renew certain rights for a subsequent term of 22 years, and may obtain a perpetual software license in respect of the information management system and user log-in system following the expiration of the three-year term, subject to Changyou’s payment to us of additional fees of up to approximately $5 million in the aggregate.

Economy and Industry

In 2009, the Chinese government carried out a series of stimulus plans and the Chinese economy recovered gradually with GDP growth exceeding 8%. In 2010, the Chinese economy has bottomed out and witnessed a sound recovery with GDP growth at 10.3%. In 2011, the Chinese economy continued recovery with GDP growth at 9.2%. Heading into 2012, it is forecasted that economy in China will keep a normal GDP growth rate around 8.6%. We believe a modest macro environment would provide an attractive opportunity for our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the revenue recognition, the share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, determination of fair value of financial instruments, determination of net accounts receivable, accounting for investment in debt securities, accounting for equity investments, assessment of impairment for long-lived assets and goodwill, determination of the amortization pattern of licensed video content, determination of the fair value of identifiable assets and liabilities acquired through business combination, determination of the fair value of contingent consideration, determination of the fair value of mezzanine equity, determination of segment aggregation and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

For a barter transaction involving online advertising services, we recognize revenue and expense at fair value only if the fair value of the advertising services surrendered/received in the transaction is determinable. No revenue from advertising-for-advertising barter transaction is recognized.

Brand Advertising Revenues

Brand advertising revenues are recognized after deducting agent rebates and applicable business tax and related surcharges.

Currently the brand advertising business mainly has three types of pricing models, consisting of the Fixed Price pricing model, the Cost Per Click (“CPC”) pricing model and the Cost Per Impression (“CPM”) pricing model. For a majority of brand advertising revenues, the Fixed Price pricing model is applied. A contract is signed to establish a fixed price for the advertising services to be provided. Under the CPC and CPM pricing models, the total price for the advertising services is not fixed in the contract, which instead states a price for each click or for each display. Advertisers using the CPC pricing model pay us only when a user clicks on one of their advertisements, and we recognize as revenue the fees charged to advertisers each time a user clicks on one of the advertisements that appears on our Websites. Advertisers using the CPM pricing model pay us based on the number of times their advertisements appear on our Websites, and we recognize as revenue the fees charged to advertisers each time their advertisements are displayed on the Websites. We provide advertisement placements to our advertising customers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the customers.

For brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the customer to assess the collectability of the contract. For those contracts for which the collectability is determined to be reasonably assured, we recognize revenue when all revenue recognition criteria are met. For those contracts for which the collectability is determined not to be reasonably assured, we recognize revenue only when the cash was received and all other revenue recognition criteria are met.

Before 2011, we treated multiple elements of advertising contracts as a single unit of accounting for revenue recognition purposes. On January 1, 2011, in accordance with ASU No.2009 -13, we began to treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, we allocate the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices according to the selling price hierarchy established by ASU No.2009 -13. We use (a) vendor-specific objective evidence of selling price, if it exists; otherwise, (b) third -party evidence of selling price. If neither (a) nor (b) exists, we will use (c) management’s best estimate of the selling price for that deliverable.

Search and Others Revenues

Search and others services mainly include pay-for-click services, priority placement services, and online marketing services on the Sogou Web Directory. Sogou Web Directory is a Chinese Web directory navigation site which serves as a key access point to popular and preferred Websites and applications. Pay-for-click services mainly consist of displaying text-based links of Sogou’s advertisers on Sogou’s Websites and Sogou’s Website Alliance network. Priority placement services are placed in Sogou’s search directory and are normally provided for a fixed fee over the service period of the contracts. Online marketing services mainly consist of displaying links to Sogou’s advertisers’ Websites on the Web pages of Sogou Web Directory.

Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. Revenue for priority placement services is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenue for online marketing services on the Sogou Web Directory is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

We pay Sogou’s Website Alliance members a portion of pay-for-click revenues generated from clicks by users of their properties. We recognize gross revenue for the amount of fees we receive from our advertisers. Payments made to Sogou’s Website Alliance members are included in cost of search and others revenues. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factor being whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction. We recognize gross revenue, as we have the primary responsibility for fulfillment and acceptability of the pay-for-click services. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement.

Online Game Revenues

Our online game revenues are generated from MMOG operations revenues, Web-based game revenues and overseas licensing revenues.

MMOG operations revenues

Revenues are recorded net of business tax, discounts and rebates to distributors.

Online game revenues from Changyou’s current MMOG operations are earned by providing online services to players pursuant to the item-based revenue model. Under the item-based revenue model, the basic game play functions are free of charge and players are charged for purchases of in-game virtual items. The online game revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of our recording of the revenues would be impacted.

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

Web-based game revenue

As a result of Changyou’s acquisition, through its VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), of a majority of Shenzhen 7Road Technology Co., Ltd. (“7Road”), we generated Web-based game revenues for the first time in 2011. 7Road’s Web-based game is designed to be operated under the item-based revenue model. 7Road has licensed the game to third party operators who offer the game to users in China and other countries on their Websites or platforms. The licensing agreements provide for two revenue streams, an initial fixed license fee and a monthly revenue-based royalty. Since 7Road is required to provide when-and-if-available upgrades to the licensees during the license period, the initial license fee is recognized ratably as revenue over the license period. Since the third party operator is the party that signs the user agreement with its users and is responsible for its users’ experience on its Websites or platforms, 7Road is not the primary obligor, and the net revenue-based royalty paid by the third party operator is recorded as revenue.

For arrangements where the game is hosted on the operators’ servers, revenue is recognized upon the conversion of the virtual currency of the operators to the game coins of 7Road, as 7Road’s remaining obligation is deemed to be inconsequential and perfunctory. For arrangements where the game is hosted on our servers, revenue is recognized when virtual items purchased are consumed or over the estimated lives of the virtual items, as 7Road is obliged to provide on-going services to users and our remaining obligation is deemed not to be inconsequential and perfunctory after the conversion of the virtual currency of the operators to the game coins of 7Road. Therefore, the revenue should be recognized when the game service is delivered to the game players, which occurs when the virtual items are consumed and/or amortized according to the virtual items’ estimated useful lives.

Overseas licensing revenue

We enter into licensing arrangements with overseas licensees to operate its MMOGs in other countries or territories. These licensing agreements provide two revenue streams, consisting of an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amounts receivable upon achieving certain sales targets. Since we are obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game and the additional amount is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly revenue-based royalty fee is recognized when relevant services are delivered, provided that collectability is reasonably assured.

Wireless Revenues

Our wireless revenues are generated from the provision of mobile-related services through different types of wireless products to mobile phone users.

The mobile related services consist of the provision of content such as news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones and logo downloads. A majority of the content is purchased from third party content providers. The wireless products consist mainly of short messaging services (“SMS”), Ring Back Tone (“RBT”), interactive voice response (“IVR”) and mobile games. In order to transfer our products to mobile phone users, we sign contracts with China Mobile Communications Corporation (“China Mobile”), China United Network Communication Group Company Limited (“China Unicom”), China Telecom Corporation (“China Telecom”) and their subsidiaries, as well as other small mobile network operators. These mobile network operators are collectively presented as “China mobile network operators.” The contracts signed with China mobile network operators define the forms of wireless products to be provided, the billing and collection and transmission services offered to the mobile phone users. The China mobile network operators charge their users wireless service fees on a monthly or per message/download basis, and pay such service fees to us after deducting the China mobile network operators’ share of the fees.

Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. For the amount of revenues to be recognized, we rely on billing confirmations issued by China mobile network operators. Due to technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate,” which can vary from operator to operator. If at the end of each reporting period, an operator has not yet issued such billing confirmations, we use the information generated from our internal system or the operator’s system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When we later receive the billing confirmation, we then record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates for most of the wireless services provided, the differences between the actual facts and our estimates may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended December 31, 2011, 68% of our estimated wireless revenues were confirmed by billing confirmations received from China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, to us.

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

Others Revenues

Other revenues are primarily generated from sub-licensing of licensed video content and cinema advertisements.

Revenue from sub-licensing of licensed video content

For licensed video content purchased with payment in cash on an exclusive basis, we have rights to sub-license to other platforms. Therefore, revenue from sub-licensing of licensed video content is recognized when the following criteria are met:

(1)	Persuasive evidence of a sub-licensing arrangement exists;

(2)	The content has been delivered or is available for immediate and unconditional delivery;

(3)	The sub-license period as indicated in the arrangement has begun and the sub-licensee can begin its exploitation (exhibition);

(4)	The sub-licensing fee is fixed or determinable and collection of the sub-licensing fee is reasonably assured.

Revenue from cinema advertisements

For cinema advertising revenues, a contract is signed with the advertiser to establish a fixed price and specify advertising services to be provided. Based on the contracts, we provide advertisement placements in advertising slots to be shown in theatres before the screening of movies. The rights to place advertisements in such advertising slots are granted under contracts with different theatres and film production companies.

Revenue from cinema advertising is recognized when all the recognition criteria are met. Depending on the terms of a customer contract, fees for services performed can be recognized according to two principal methods: proportional performance or straight line.

(1)	Proportional performance method: fees are generally recognized based on a percentage of the advertising slots actually delivered where the fee is earned on a per-advertising slot placement basis

(2)	Straight line method: fees are recognized on a straight line basis over the contract period when the fee is not paid based on the number of advertising slots actually delivered.

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

Share-based compensation expense for the ordinary shares granted is fully recognized in the quarter during which these ordinary shares are granted. For share options, restricted shares and restricted share units granted with respect to Sohu shares and with respect to Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and the related compensation expense is not recorded for that number of awards.

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

Income Taxes and Uncertain Tax Positions

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, we consider factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred.

Our deferred tax assets are related to net operating losses and temporary differences between accounting and tax basis for our China-based subsidiaries and VIEs that are subject to corporate income tax in the PRC under the CIT law (“PRC Corporate Income Tax”).

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

Noncontrolling Interest for Changyou

To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income, based on their share of the economic interests in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou from Sohu’s purchase of Changyou ADSs representing Class A ordinary shares, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets.

Noncontrolling Interest for Sogou

To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income/loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity/(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ original investments in Series A Preferred Shares are accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring.

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

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted as follows:

(1)	Changyou’s net income attributable to Sohu is determined by the percentage of the weighted average number of Changyou shares held by Sohu over the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage of the economic interest in Changyou held by Sohu, which is used for the calculation of basic net income per share.

(2)	Sogou’s net income/(loss) attributable to Sohu is determined by the percentage of the weighted average number of Sogou shares held by Sohu over the weighted average number of Sogou ordinary shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income/(loss) allocated to Sohu by virtue of the Sogou Series A Terms and the terms of the restructuring, which is used for the calculation of basic net income per share.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, short-term investments, accounts receivable, investment in debt securities, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities. The carrying amount of accounts receivable, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurements, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Cash Equivalents

Our cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less.

Short-term Investments

For investments in financial instruments with a variable interest rate indexed to the performance of underlying assets, we elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income.

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects our best estimate of the amounts that will not be collected. We make estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including but not limited to reviewing delinquent accounts receivable, performing an aging analysis and a customer credit analysis, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of our customers or the China mobile network operators deteriorate or the China mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to us.

Investment in Debt Securities

We invest our excess cash in certain debt securities of high-quality corporate issuers. We elected the fair value option to account for our investment in debt securities at their initial recognition. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income/(expense). The fair value election was made to mitigate accounting mismatches and to achieve operational simplifications.

Equity Investments

Investments in entities over which we do not have significant influence are recorded as equity investments and are accounted for by the cost method. Investments in entities over which we have significant influence but do not control are also recorded as equity investments and are accounted for by the equity method. Under the equity method, our share of the post-acquisition profits or losses of the equity investment is recognized in our consolidated statements of comprehensive income; and our share of post-acquisition movements in equity investments is recognized in equity in our consolidated balance sheets. Unrealized gains on transactions between us and our equity investments are eliminated to the extent of the interest in the equity investments. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When our share of losses in an equity investment equals or exceeds our interest in the equity investment, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investee.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and prepaid non-current assets.

Fixed Assets

Fixed assets mainly comprise computer equipment and hardware, office building, leasehold improvements, office furniture and vehicles. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Intangible Assets

Intangible assets mainly comprise customer lists, video content and license, developed technologies, computer software purchased from unrelated third parties, domain names and trademarks, marketing rights and others as well as operating rights for licensed games. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives. We amortize licensed video content over the shorter of the term of the estimated period over which the benefits of the licensing contract will be enjoyed based on the trend of accumulation of viewership or the applicable licensing period. Beginning in the third quarter of 2011, licensed video content is amortized on an accelerated basis based on the viewership accumulation trend over the shorter of the term of the estimated period over which the benefits of the licensing contract will be enjoyed or the applicable licensing period.

For exclusively licensed video content which we sub-licensed to similar platforms in return for payment in cash, we allocated a portion of the video content cost from cost of brand advertising revenues to sub-licensing cost. The allocation is based on the revenues to be generated through sub-licensing. We amortized sub-licensing cost using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that actual sub-licensing revenue bears as of the current period end to the total of the actual revenue earned and the estimated remaining unrecognized ultimate revenue.

Prepaid non-current Assets

Prepaid non-current assets primarily include prepayments for the office buildings to be built as our and Changyou’s headquarters before they were recognized as fixed assets, prepayments for the technological infrastructure and fitting-out of our office building before they were recognized as fixed assets, and prepaid PRC income tax arising from the sale of the 17173 Business by us to Changyou. Since the sale of the 17173 Business was between entities that are included in our consolidated financial statements, it was considered an “intra-entity transaction” from our perspective, and income taxes paid should be deferred under ASC 810-10. Accordingly, we recorded the income tax related to the sale of the 17173 Business as prepaid PRC income tax. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173 Business-related assets sold to Changyou by us.

Impairment of Long-lived Assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets using the projected discounted cash flow method. The estimation of future cash flows requires significant management judgment based on our historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in our business model is determined by our management. An impairment loss would be recorded if we determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in our subsidiaries and VIEs.

We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, we early adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, we have the option to choose whether we will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For certain reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we decide, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For other reporting units, we test for goodwill impairment by quantitatively comparing the fair values of those reporting units to their carrying amounts, without qualitative assessment.

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

Contingent Consideration

Our contingent consideration mainly includes contingent payments generated from the acquisition of 7Road. The acquisition of 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the future financial performance of 7Road through December 31, 2012. The fair value of the contingent consideration recognized on the acquisition date was estimated by an independent valuation firm, with the income approach applied. There are no indemnification assets involved.

Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests in 7Road and began to consolidate 7Road’s financial statements on June 1, 2011.

Mezzanine equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price if 7Road achieves specified performance milestones in the coming three years and certain circumstances occur. The put option will expire in 2014. Since the occurrence of the sale is not solely within the control of Changyou, we classify the noncontrolling interest as mezzanine equity instead of permanent equity in our and Changyou’s consolidated financial statements.

In accordance with ASC subtopic 480-10, we calculate, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the 7Road acquisition to the earliest redemption date of the noncontrolling interest and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity will be adjusted by an accumulative amount equal to the higher of (i) and (ii).

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on our consolidated balance sheets, includes a cumulative foreign currency translation adjustment.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

Our reportable segments are strategic business units that offer different services and are reviewed separately by CODM. They are managed separately because each business requires different business development and marketing strategies.

There are five business segments that constitute the reportable segments of Sohu Group, consisting of brand advertising, Sogou (which mainly consists of the search and related business), Changyou (which mainly consists of the online game business), wireless and others.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries and VIEs in the PRC (except for Wuxi Sohu New Momentum, a PRC subsidiary set up in May 2010), the United Kingdom, Malaysia and Korea, , respectively, are the RMB, British Pound, Malaysian Ringgit and Korean Won, respectively. Wuxi Sohu New Momentum’s functional currency is the U.S. dollar. The functional currency of our subsidiaries in the U.S., Cayman Islands, British Virgin Islands and Hong Kong is the U.S. dollar.

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

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the consolidated statements of comprehensive income.

RESULTS OF OPERATIONS

In 2009, we adjusted our business grouping from advertising business and non-advertising business to advertising business, online game business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classifications for the years prior to 2009 to conform to the current year classifications.

In 2010, we adjusted our business grouping from advertising business, online game business, and wireless and others business to brand advertising business, online game business, sponsored search business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2010 to conform to the current year classification.

In 2011, we adjusted our business grouping from brand advertising business, online game business, sponsored search business, and wireless and others business to online advertising business, online game business, wireless business and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2011 to conform to the current year classification.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2011		2010		2009		11 VS 10	10 VS 09

Revenues:
Online advertising:
Brand advertising	$279,189	33%	$211,821	35%	$177,073	34%	$67,368	$34,748
Search and others	62,981	7%	18,649	3%	8,491	2%	44,332	10,158
Subtotal of online advertising revenues	342,170	40%	230,470	38%	185,564	36%	111,700	44,906
Online games	435,508	51%	327,151	53%	267,585	52%	108,357	59,566
Wireless	52,015	6%	52,320	9%	60,809	12%	(305)	(8,489)
Others	22,394	3%	2,836	0%	1,281	0%	19,558	1,555

Total revenues	$852,087	100%	$612,777	100%	$515,239	100%	$239,310	$97,538

Total revenues were $852.1 million for 2011, compared to $612.8 million and $515.2 million for 2010 and 2009, respectively. The year-on-year increase in total revenues for 2011 and 2010 was $239.3 million and $97.6 million, respectively. The increase was mainly attributable to online advertising revenues and online game revenues.

Online Advertising Revenues

Online advertising revenues were $342.2 million for 2011, compared to $230.5 million and $185.6 million for 2010 and 2009, respectively. The year-on-year increase in online advertising revenues for 2011 and 2010 was $111.7 million and $44.9 million, respectively. The increase was mainly attributable to brand advertising revenues.

Brand Advertising Revenues

Brand advertising revenues were $279.2 million for 2011, compared to $211.8 million and $177.1 million for 2010 and 2009, respectively. The year-on-year increase in brand advertising revenues for 2011 was $67.4 million. The increase was mainly due to increased revenues from the real estate industry, as we expanded our estate sales network in 2011, from the IT-related industry, where advertising demand was strong, and from an increase in advertising related to our online video business. The year-on-year increase in brand advertising revenues for 2010 was $34.7 million, mainly due to increased advertising dollars from existing advertisers and to a lesser extent an increased number of advertisers. Sales to our five largest advertisers comprised approximately 11% of total brand advertising revenues for 2011, compared to 11% and 15% for 2010 and 2009, respectively.

The value of brand advertising services provided by our brand advertising segment to Changyou segment were approximately $11 million for 2011, compared to $11 million and $20 million for 2010 and 2009, respectively. No revenue and/or expense were recognized in Sohu’s consolidated statements of comprehensive income as all intercompany transactions were eliminated.

As of December 31, 2011, 2010 and 2009, we recorded $6.5 million, $7.8 million and $1.5 million of receipts in advance from advertisers, respectively.

We expect brand advertising revenues to increase in 2012 compared to 2011, due to increased prices and increased revenues that we expect from industries such as the Fast-Moving Consumer Goods industry and the real estate industry and due to increased revenues that we expect to be generated from our online video business.

Search and Others Revenues

Search and others services primarily include pay-for-click services, priority placements in Sogou’s search directory, and online marketing services on the Sogou Web Directory. Revenues from pay-for-click services accounted for approximately 75% of the total search and others revenues for 2011, compared to 84% and 73%, for 2010 and 2009, respectively. Revenues from online marketing services on the Sogou Web Directory accounted for approximately 8% of the total search and others revenues for 2011.

Search and others revenues were $63.0 million for 2011, compared to $18.6 million and $8.5 million for 2010 and 2009, respectively. The year-on-year increase in search and others revenues for 2011 was $44.4 million, mainly due to increased search traffic, improved monetization of traffic and newly-launched online marketing services on the Sogou Web Directory. The year-on-year increase in search and others revenues for 2010 was $10.1 million, mainly arising from pay-for-click services.

We expect search and others revenues to increase in 2012 compared to 2011, mainly due to increased revenues from pay-for-click services and online marketing services on the Sogou Web Directory.

Online Game Revenues

Online game revenues include revenues from MMOG operations revenues, Web-based game revenues and overseas licensing revenues.

Online Game revenues were $435.5 million for 2011, compared to $327.1 million and $267.6 million for 2010 and 2009, respectively. The year-on-year increase in online game revenues for 2011 was $108.4 million, mainly due to the ongoing popularity of Changyou’s flagship game TLBB and overall increases in active paying accounts for Changyou’s MMOGs, revenue contribution from 7Road, and revenue contribution from the newly launched DMD. The year-on-year increase in online game revenues for 2010 was $59.6 million, mainly due to increased popularity of the flagship game TLBB, which we launched in May 2007.

We expect online game revenue to increase in 2012 compared to 2011.

Wireless Revenues

Wireless revenues were $52.0 million for 2011, compared to $52.3 million and $60.8 million for 2010 and 2009, respectively. The year-on-year decrease in wireless revenues was $0.3 million and $8.5 million for 2011 and 2010, respectively, mainly due to limitations imposed by China mobile network operators.

We expect wireless revenues to be flat in 2012 compared to 2011.

Others Revenues

Revenues for other services were $22.4 million for 2011, compared to $2.8 million and $1.3 million for 2010 and 2009, respectively. The year-on-year increase for 2011 in other revenues mainly arising from sub-licensing of licensed video content and the cinema advertisement business.

We expect others revenues to decrease in 2012 compared to 2011, mainly due to decreased revenues from sub-licensing of licensed video content.

Cost and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2011		2010		2009		11 VS 10	10 VS 09

Cost of revenues:
Online advertising:
Brand advertising	$112,410	48%	$86,684	54%	$59,451	48%	$25,726	$27,233
Search and others	26,474	11%	14,243	9%	9,669	8%	12,231	4,574
Subtotal of cost of online advertising revenues	138,884	59%	100,927	63%	69,120	56%	37,957	31,807
Online games	49,837	21%	29,852	19%	17,505	14%	19,985	12,347
Wireless	31,882	13%	28,041	17%	34,370	28%	3,841	(6,329)
Others	16,093	7%	1,487	1%	2,400	2%	14,606	(913)

Total cost of revenues	$236,696	100%	$160,307	100%	$123,395	100%	$76,389	$36,912

Total cost of revenues was $236.7 million for 2011, compared to $160.3 million and $123.4 million for 2010 and 2009, respectively. The year-on-year increase in total cost of revenues for 2011 and 2010 was $76.4 million and $36.9 million, respectively. The increase was mainly attributable to cost of online advertising revenues and cost of online game revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $138.9 million for 2011, compared to $100.9 million and $69.2 million for 2010 and 2009, respectively. The year-on-year increase in cost of online advertising revenues for 2011 and 2010 was $38.0 million and $31.7 million, respectively. The increase was mainly attributable to cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs (including amortization of licensed video content), bandwidth leasing costs, salary and benefits expenses, depreciation expenses and revenue sharing payments.

Cost of brand advertising revenues was $112.4 million for 2011, compared to $86.7 million and $59.5 million for 2010 and 2009, respectively.

The year-on-year increase in cost of brand advertising revenues for 2011 was $25.7 million, primarily attributable to investment in our online video business. This increase consisted of a $15.1 million increase attributable to accelerated amortization of licensed video content, which was in effect in the second half of 2011, a $9.6 million increase in bandwidth leasing cost, a $1.8 million increase in facility expenses and a $1.3 million increase in salary and benefits expenses, offset by a $2.9 million decrease in share-based compensation expense.

The year-on-year increase in cost of brand advertising revenues for 2010 was $27.2 million, primarily attributable to investment in our online video business. The increase mainly consisted of a $9.7 million increase in content and license costs, a $8.9 million increase in bandwidth leasing costs, a $4.0 million increase in share-based compensation expense, and a $2.4 million increase in salary and benefits expenses.

Our brand advertising gross margin was 60% for 2011, compared to 59% and 66%, respectively, for 2010 and 2009. The brand advertising gross margin for 2011 was flat compared to 2010. The year-on-year decrease in our brand advertising gross margin for 2010 was due to the growth in brand advertising revenues having been slower than the increase in cost of brand advertising revenues.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of payments to our Website Alliance, bandwidth leasing costs and depreciation expenses.

Cost of search and others revenues was $26.5 million for 2011, compared to $14.2 million and $9.7 million, respectively, for 2010 and 2009.

The year-on-year increase in cost of search and others revenues for 2011 was $12.3 million. The increase mainly consisted of a $8.2 million increase in payments to Sogou’s Website Alliance, along with increased pay-for-click revenues generated from Sogou’s Website Alliance Network, a $2.6 million increase in bandwidth leasing costs and a $1.3 million increase in depreciation expenses, along with increased traffic volume.

The year-on-year increase in cost of search and others revenues for 2010 was $4.5 million. The increase mainly consisted of a $3.6 million increase in payments to Sogou’s Website Alliance.

Our search and others gross margin was 58% for 2011, compared to 24% and -14%, respectively, for 2010 and 2009. The year-on-year increase in our search and others gross margin for 2011 was due to higher revenues from the improved monetization of traffic and online marketing services newly launched on the Sogou Web Directory. The year-on-year increase in our search and others gross margin for 2010 was primarily due to increased revenues from improved monetization of traffic.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-based royalty payments to game developers, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, PRC business tax and value-added tax (“VAT”) arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of online game revenues was $49.8 million for 2011, compared to $29.9 million and $17.5 million for 2010 and 2009, respectively.

The year-on-year increase in cost of online game revenues for 2011 was $19.9 million. The increase mainly consisted of a $6.6 million increase in bandwidth leasing costs, a $5.2 million increase in salary and benefits expenses, which was attributable to increased headcount, a $3.9 million increase in revenue-based royalty payments to game developers, a $2.1 million increase in depreciation expenses and amortization of licensing fees and a $1.9 million increase in content and license expenses.

The year-on-year increase in cost of online game revenues for 2010 was $12.4 million. The increase mainly consisted of a $4.4 million increase in salary and benefits expenses, which was attributable to increased headcount, a $3.0 million increase in revenue-based royalty payments to game developers, a $1.9 million increase in bandwidth leasing costs and a $1.7 million increase in depreciation expenses and amortization of licensing fees.

Our online game gross margin was 89%, 91% and 93%, respectively, for 2011, 2010 and 2009. The year-on-year decrease in our online game gross margin for 2011 was mainly due to higher bandwidth, server depreciation associated with the operation of our games in 2011 and an increase in salaries and benefits. The year-on-year decrease in our online game gross margin for 2010 was mainly due to higher bandwidth costs incurred for the increased popularity of TLBB and launching of new games.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of collection charges and transmission fees paid to China mobile network operators, payments to third party wireless service alliances and content providers, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $31.9 million for 2011, compared to $28.0 million and $34.4 million, respectively, for 2010 and 2009.

The year-on-year increase in cost of wireless revenues for 2011 was $3.9 million. The increase mainly consisted of a $4.1 million increase in payments to third party wireless service alliances and content providers, offset by a $0.3 million decrease in collection charges and transmission fees paid to China mobile network operators.

The year-on-year decrease in cost of wireless revenues for 2010 was $6.4 million. The decrease mainly consisted of a $3.5 million decrease in payments to third party wireless service alliances and content providers, and a $2.9 million decrease in collection charges and transmission fees paid to China mobile network operators. The decrease was in line with wireless revenues fluctuation.

The collection charges and transmission fees vary between China mobile network operators. The collection charges and transmission fees mainly include (1) a gateway fee of $0.008 to $0.032 per message in 2011, $0.003 to $0.03 per message in 2010 and $0.003 to $0.029 per message in 2009 , depending on the volume of the monthly total wireless messages, and (2) a collection fee of 15% to 87% of total fees collected by China mobile network operators from mobile phone users (with the residual paid to us) in 2011, compared to 0% to 87% in 2010 and 15% to 75% in 2009.

Our wireless gross margin was 39% for 2011, compared to 46% and 43%, respectively, for 2010 and 2009. The year-on-year decrease in our wireless gross margin for 2011 was due to a product mix change and increased revenue sharing with partners.

Cost of Others Revenues

Cost of revenues for other services mainly consists of amortization of sub-licensing of licensed video contents as well as payments to theatres and film production companies for pre-film screening advertisement slots.

Cost of revenues for other services was $16.1 million for 2011, compared to $1.5 million and $2.4 million, respectively, for 2010 and 2009. The year-on-year increase in cost of revenues for other services for 2011 was $14.6 million. The increase consisted of a $13.8 million in cost for our cinema advertisement business and a $1.5 million increase in amortization of sub-licensing of licensed video content.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2011		2010		2009		11 VS 10	10 VS 09

Operating expenses:
Product development	$109,519	30%	$75,638	34%	$56,948	30%	$33,881	$18,690
Sales and marketing	165,090	46%	105,406	48%	93,498	50%	59,684	11,908
General and administrative	58,972	16%	40,895	18%	37,007	20%	18,077	3,888
Goodwill impairment and impairment of intangibles via acquisition of businesses	27,511	8%	0		0		27,511	0

Total operating expenses	$361,092	100%	$221,939	100%	$187,453	100%	$139,153	$34,486

Total operating expenses were $361.1 million for 2011, compared to $221.9 million and $187.5 million, respectively, for 2010 and 2009.

The year-on-year increase in total operating expenses for 2011 and 2010 was $139.2 million and $34.4 million, respectively. The increase in total operating expenses was mainly due to increases in product development expenses, sales and marketing expenses, goodwill impairment and impairment of intangibles via acquisition of businesses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of our Websites, costs associated with new product development and enhancement of existing products and services, which mainly include the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

Product development expenses were $109.5 million for 2011, compared to $75.6 million and $56.9 million, respectively, for 2010 and 2009.

The year-on-year increase in product development expenses for 2011 was $33.9 million. The increase mainly consisted of a $30.3 million increase in salary and benefits expenses as a result of increased headcount and higher salaries and a $2.1 million increase in depreciation and amortization expenses.

The year-on-year increase in product development expenses for 2010 was $18.7 million. The increase mainly consisted of a $9.6 million increase in salary and benefits expenses as a result of increased headcount and higher salaries, a $3.1 million increase in content and license expenses, a $1.7 million increase in facility expenses and a $1.6 million increase in depreciation and amortization expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, facility expenses, sales commissions and travel expenses.

Sales and marketing expenses were $165.1 million for 2011, compared to $105.4 million and $93.5 million, respectively, for 2010 and 2009.

The year-on-year increase in sales and marketing expenses for 2011 was $59.7 million. The increase mainly consisted of a $31.5 million increase in advertising and promotional expenditures as a result of increased promotion activities, a $20.0 million increase in salary and benefits expenses as a result of increased headcount and higher salaries, a $4.4 million increase in travel expenses and a $2.1 million increase in facility expenses.

The year-on-year increase in sales and marketing expenses for 2010 was $11.9 million. The increase mainly consisted of a $5.7 million increase in salary and benefits expenses as a result of increased headcount and higher salaries, a $4.3 million increase in share-based compensation expense primarily for restricted share units granted in January 2010, and a $1.2 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, facility expenses and bad debt expenses.

General and administrative expenses were $59.0 million for 2011, compared to $40.9 million and $37.0 million, respectively, for 2010 and 2009.

The year-on-year increase in general and administrative expenses for 2011 was $18.1 million. The increase mainly consisted of a $7.9 million increase in salary and benefits expenses as a result of increased headcount and higher salaries, a $3.1 million increase in professional service fees, a $2.0 million increase in facility expenses and a $1.9 million increase in bad debt expenses.

The year-on-year increase in general and administrative expenses for 2010 was $3.9 million. The increase mainly consisted of a $1.5 million increase in professional service fees, and a $1.1 million increase in share-based compensation expense primarily for restricted share units granted in January 2010.

Goodwill Impairment and Impairment of Intangibles via Acquisition of Businesses

We recognized $23.3 million of goodwill impairment losses in 2011. Of this $23.3 million, $2.2 million was for the Focus Yiju reporting unit, $15.9 million was for the Wireless reporting unit, and $5.2 million was for the Shanghai Jingmao reporting unit.

We also recognized a $4.2 million impairment loss for intangibles via acquisition of businesses in 2011. Of this $4.2 million, $3.4 million was for the Focus Yiju reporting unit, $0.6 million was for the Wireless reporting unit, and $0.2 million was for the Shanghai Jingmao reporting unit.

Goodwill impairment and impairment of intangibles via acquisition of businesses resulted from a combination of factors, including persistent declines in business conditions in the industries of certain of the reporting units, reductions in our projected operating results and estimated future cash flows for the reporting units, and decreases in revenues and earnings of comparable companies in the same region.

Share-based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the years ended December 31, 2011, 2010 and 2009, respectively, as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2011	2010	2009
Cost of revenues	$2,010	$5,000	$1,149
Product development expenses	6,461	9,692	8,729
Sales and marketing expenses	3,694	5,027	747
General and administrative expenses	6,487	7,772	6,694

	$18,652	$27,491	$17,319

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, respectively, was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2011	2010	2009
For Sohu share-based awards	$11,325	$19,000	$4,176
For Changyou share-based awards	5,546	8,491	13,143
For Sogou share-based awards	1,781	0	0

	$18,652	$27,491	$17,319

For Sohu share options, as of December 31, 2011 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of December 31, 2011 there was $8.0 million of unrecognized compensation expense.

For Changyou share-based awards, as of December 31, 2011 there was $5.2 million of unrecognized compensation expense.

For Sogou share-based awards, as of December 31, 2011 there was $48,420 of unrecognized compensation expense.

Operating Profit

As a result of the foregoing, our operating profit was $254.3 million for 2011, compared to $230.5 million and $204.4 million, respectively for 2010 and 2009. The year-on-year increase in operating profit was $23.8 million and $26.1 million, respectively for 2011 and 2010.

Other Income/(Expense)

Other income was $9.8 million for 2011, compared to $790,000 other expense and $342,000 other income, respectively, for 2010 and 2009.

The increase in other income in 2011 was mainly due to income of $3.2 million from a change in the fair value of debt securities and income of $2.2 million from reversal of contingent consideration for Focus Yiju.

Income Tax Expense

Income tax expense was $46.6 million for 2011, compared to $36.0 million and $33.7 million, respectively, for 2010 and 2009. The year-on-year increase in income tax expense was $10.6 million and $2.3 million, respectively for 2011 and 2010.

The increase in income tax expense in 2011 was mainly due to increase in income tax expense for online game business.

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

Income from Continuing Operations

Income from continuing operations was $228.3 million for 2011, compared to $198.2 million and $176.0 million for 2010 and 2009, respectively.

In 2011, we had income from continuing operations of $228.3 million, including net income of $21.7 million from brand advertising, wireless and others segment, net income of $216.6 million from Changyou segment, and net loss of $10.0 million from Sogou segment. In 2010, we had income from continuing operations of $198.2 million, including net income of $50.2 million from brand advertising, wireless and others segment, $174.9 million from Changyou segment, and net loss of $26.9 million from Sogou segment.

Net Income

As a result of the foregoing, we had net income of $228.3 million for 2011, compared to $198.2 million and $176.4 million for 2010 and 2009, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $63.0 million for 2011, compared to $49.6 million and $28.6 million for 2010 and 2009, respectively.

The year-on-year increase in net income attributable to noncontrolling interest for 2011 was $13.4 million. The increase was mainly due to increased net income of Changyou.

The year-on-year increase in net income attributable to noncontrolling interest for 2010 was $21 million. The increase was mainly due to the noncontrolling interest attributable to Changyou’s shareholders other than Sohu having increased from 26% to 29%, and Changyou’s net income also having increased during the period.

We expect the noncontrolling interest recognized for Changyou to increase in 2012 compared with 2011, due to vesting of share-based awards as described in Note 15 - Sohu.com Inc. Shareholders’ Equity - Changyou.com Limited Share-based Awards, as well as the increase in Changyou’s net income.

We expect the noncontrolling interest recognized for Sogou to remain at a low level in 2012.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $162.7 million for 2011, compared to $148.6 million and $147.8 million for 2010 and 2009, respectively.

QUARTERLY RESULTS OF OPERATIONS

In 2010, we adjusted our business grouping from advertising business, online game business, and wireless and others business to brand advertising business, online game business, sponsored search business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classifications for the years prior to 2010 to conform to the current year classifications.

In 2011, we adjusted our business grouping from brand advertising business, online game business, sponsored search business, and wireless and others business to online advertising business, online game business, wireless business and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2011 to conform to the current year classification.

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2011. The data have been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
	(Unaudited, in thousands, except per share data)
Revenues:
Online advertising:
Brand advertising	$77,736	$76,572	$67,728	$57,153	$60,064	$59,083	$53,162	$39,512
Search and others	22,979	18,410	13,613	7,979	6,596	5,357	3,872	2,824

Subtotal of online advertising revenues	100,715	94,982	81,341	65,132	66,660	64,440	57,034	42,336

Online games	123,249	115,798	101,531	94,930	91,735	85,623	77,721	72,072
Wireless	14,456	14,210	11,645	11,704	14,365	13,594	11,073	13,288
Others	7,733	7,870	4,188	2,603	402	407	269	1,758

Total revenues	246,153	232,860	198,705	174,369	173,162	164,064	146,097	129,454
Cost of revenues:
Online advertising:
Brand advertising	32,541	31,643	25,781	22,445	23,889	23,256	22,256	17,283
Search and others	7,972	7,521	6,104	4,877	4,497	3,650	3,343	2,753

Subtotal of cost of online advertising revenues	40,513	39,164	31,885	27,322	28,386	26,906	25,599	20,036

Online games	16,341	14,578	9,950	8,968	8,923	8,537	7,008	5,384
Wireless	9,154	8,727	7,109	6,892	7,939	7,381	5,810	6,911
Others	4,734	4,469	4,220	2,670	136	352	504	495

Total cost of revenues	70,742	66,938	53,164	45,852	45,384	43,176	38,921	32,826

Gross profit	175,411	165,922	145,541	128,517	127,778	120,888	107,176	96,628
Operating expenses:
Product development	33,348	28,019	25,316	22,836	23,756	19,479	16,883	15,520
Sales and marketing	47,957	48,640	38,316	30,177	27,381	25,410	29,606	23,009
General and administrative	18,060	15,655	13,121	12,136	10,628	10,757	9,521	9,989
Goodwill impairment and impairment of intangibles via acquisition of businesses	27,511	0	0	0	0	0	0	0

Total operating expenses	126,876	92,314	76,753	65,149	61,765	55,646	56,010	48,518

Operating profit	48,535	73,608	68,788	63,368	66,013	65,242	51,166	48,110

Other income/(expense)	4,561	3,249	1,479	510	504	(939)	(330)	(25)
Interest income	5,488	4,314	3,279	2,719	1,855	1,611	1,214	1,209
Exchange difference	(499)	(2,420)	(1,658)	(426)	(588)	(561)	(256)	(10)

Income before income tax expense	58,085	78,751	71,888	66,171	67,784	65,353	51,794	49,284
Income tax expense	10,828	14,441	10,281	11,002	10,399	11,340	6,329	7,963

Net income	47,257	64,310	61,607	55,169	57,385	54,013	45,465	41,321
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	1,105	1,092	361	0	0	0	0	0

Net income attributable to the noncontrolling interest shareholders	19,295	16,406	16,981	10,362	13,409	13,004	12,012	11,130

Net income attributable to Sohu.com Inc.	$26,857	$46,812	$44,265	$44,807	$43,976	$41,009	$33,453	$30,191

Basic net income per share attributable to Sohu.com Inc.	$0.71	$1.22	$1.16	$1.17	$1.16	$1.08	$0.88	$0.80

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,076	38,298	38,295	38,193	37,981	37,896	37,822	37,778

Diluted net income per share attributable to Sohu.com Inc.	$0.65	$1.17	$1.10	$1.01	$1.07	$1.01	$0.82	$0.73

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,574	38,844	38,860	38,767	38,669	38,377	38,289	38,443

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investment in debt securities, as well as the cash flows generated from our operations.

As of December 31, 2011, we had cash and cash equivalents, short-term investments, and investment in debt securities of approximately $830 million. As of December 31, 2010, we had cash and cash equivalents and investment in debt securities of approximately $754 million. As of December 31, 2009, we had cash and cash equivalents $564 million. Cash equivalents primarily comprise time deposits.

On August 29, 2011, our Board of Directors authorized a combined share purchase program of up to $100 million of the outstanding shares of our common stock, and/or outstanding ADSs of Changyou over a one-year period from September 1, 2011 to August 31, 2012. In September 2011, we repurchased 250,000 shares of our common stock in the open market at an average price of $66.40, for total consideration of $16.6 million. The repurchased shares of common stock will be treated as treasury stock. We also purchased 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, in the open market at an average price of $34.21, for total consideration of $25.7 million. As of December 31, 2011, the total amount purchased under the combined share purchase program was $42.3 million.

For the year ended December 31, 2010, we did not purchase any shares of our common stock or Changyou ADSs.

For the years ended December 31, 2009, we repurchased 751,224 shares of our common stock for total consideration of $40 million under the share repurchase plan approved by the Board of Directors in October 2008, which expired in 2009.

In November 2009, we entered into an agreement to purchase a Beijing office building, now under construction, which will serve as our headquarters. Of a total purchase price of approximately $127 million, $108 million had been paid as of December 31, 2011 and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $19 million will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012. In December 2011, we entered into an agreement for technological infrastructure and fitting-out work for this office building, with a contract amount of $28 million. As of December 31, 2011, $16 million had been paid and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $12 million will be settled in the next two years.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building, now under construction, which will serve as its headquarters. Of a total purchase price of approximately $158 million, $126 million had been paid as of December 31, 2011 and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $32 million will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

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

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$370,453	$284,424	$235,021
Net cash used in investing activities	(305,781)	(229,814)	(79,645)
Net cash (used in)/provided by financing activities	(36,759)	49,017	93,674
Effect of exchange rate change on cash and cash equivalents	26,305	10,980	307

Net increase in cash and cash equivalents	54,218	114,607	249,357
Cash and cash equivalents at beginning of year	678,389	563,782	314,425

Cash and cash equivalents at end of year	$732,607	$678,389	$563,782

Net Cash Provided by Operating Activities

For 2011, $370.5 million net cash provided by operating activities was primarily attributable to our net income of $228.3 million, adjusted by non-cash items of share-based compensation expense of $18.7 million, depreciation and amortization of $69.8 million, goodwill impairment and impairment of intangibles via acquisition of businesses of $27.5 million, impairment of other intangible assets of $1.1 million, other miscellaneous non-cash expense of $0.9 million, and cash from working capital items of $30.4 million, offset by a decrease in cash of $3.2 million from fair value change in debt securities and $3.0 million from excess tax benefits.

For 2010, $284.4 million net cash provided by operating activities was primarily attributable to our net income of $198.2 million, adjusted by non-cash items of share-based compensation expense of $27.5 million, depreciation and amortization of $23.4 million, impairment of other intangible assets of $2.9 million, loss from equity investment of $1.7 million and other miscellaneous non-cash expense of $1.6 million, and an increase in cash from working capital items of $30.3 million, offset by a decrease in cash of $1.2 million excess tax benefits.

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

Net Cash Used in Investing Activities

For 2011, $305.8 million net cash used in investing activities was primarily attributable to $233.1 million used in acquiring fixed assets, intangible assets and prepaid non-current assets, and $72.7 million used in business acquisition and investing activities. Of the $233.1 million, $37.9 million was for our office building, $62.8 million was for Changyou’s office building, and $16 million was for technological infrastructure and fitting-out work for our office building.

For 2010, $229.8 million net cash used in investing activities was primarily attributable to $141.0 million used in acquiring fixed assets and prepaid non-current assets, including $44 million for our office building and $60 million for Changyou’s office building, $74.6 million of investment in debt securities and $14.2 million used in business acquisitions and investing activities.

For 2009, $79.6 million net cash used in investing activities was primarily attributable to $82.3 million used in acquiring fixed assets and prepaid non-current assets, including $22 million for our office building to be built in Beijing, offset by a $2.7 million release of restricted cash.

Net Cash (Used in)/Provided by Financing Activities

For 2011, $36.8 million net cash used in financing activities was primarily attributable to $25.7 million used for the purchase of 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, and $16.6 million used for the repurchase of our common stock, offset by a $1.6 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, $3.0 million excess tax benefits mentioned above in “Net Cash Provided by Operating Activities”, and $0.9 million in proceeds from noncontrolling shareholders.

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

Substantially all of Changyou’s operations are conducted through Changyou’s VIEs Gamease, Guanyou Gamespace, Shanghai ICE and 7Road (which is a VIE of Changyou because it is majority owned by Gamease), which generate all of our online game revenues. As these VIEs are not owned by Changyou’s subsidiaries, they are not able to make dividend payments to Changyou’s subsidiaries. Instead, each of AmazGame, Gamespace and ICE Information, which are Changyou’s subsidiaries in China, has entered into a number of contracts with its corresponding VIE to provide services to such VIE in return for cash payments. In order for us to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, or to distribute any dividends to our shareholders and ADS holders, we will need to rely on these payments made from these VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments are subject to PRC taxes, including business taxes and VAT, which effectively reduce the amount that a PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

In 2010 and 2011, Changyou did not declare or pay any dividend.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2011 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office building purchases	51,615	49,059	2,556	0	0
Content and service purchases	121,343	113,171	8,138	34	0
Operating lease obligations	46,864	19,531	22,166	5,167	0
Purchase fees of developed game developed by third-parties	1,744	1,744	0	0	0

Total contractual obligations	221,566	183,505	32,860	5,201	0

Office Building Purchases

In November 2009, we entered into an agreement to purchase a Beijing office building, now under construction, which will serve as our headquarters. Of a total purchase price of approximately $127 million, $108 million had been paid as of December 31, 2011 and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $19 million will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012. In December 2011, we entered into an agreement for technological infrastructure and fitting-out work for this office building, with a contract amount of $28 million. As of December 31, 2011, $16 million had been paid and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $12 million will be settled in the next two years.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building, now under construction, which will serve as its headquarters. Of a total purchase price of approximately $158 million, $126 million had been paid as of December 31, 2011 and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $32 million will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

Content and Service Purchases

We have entered into various purchase obligations for content and service. Purchase obligations represented non-cancelable contractual obligations as of December 31, 2011.

Operating Lease Obligations

We have entered into various non-cancelable operating lease agreements for certain of our and Changyou’s offices, land and data centers with original lease periods expiring between 2012 and 2016. We recognize rental expense under such leases on a straight-line basis over the lease terms.

OTHER LONG-TERM LIABILITIES

As a result of our adoption of Accounting Standard Codification 740 Income Taxes” (ASC 740), during 2009, we recorded unrecognized tax benefit of $3.1 million and recognized related long-term tax payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The situation is unchanged as of December 31, 2011. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2011, the FASB issued revised guidance on “Reconsideration of Effective Control for Repurchase Agreement.” The revised guidance specifies the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control, which should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets if an entity enters into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The revised guidance removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The revised guidance is effective prospectively to transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In May 2011, the FASB issued revised guidance on “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In June 2011, the FASB issued revised guidance on “Presentation of Comprehensive Income.” The revised guidance requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income and eliminates one presentation option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The revised guidance states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statements of operations. The statement of other comprehensive income should immediately follow the statements of operations and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, in December 2011, the FASB issued revised guidance on “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards.” The revised guidance specifies that an entity should defer the changes related to the presentation of reclassification adjustments. The revised guidance is effective for interim or annual periods beginning after December 15, 2011. We have early adopted the revised guidance on both Presentation of Comprehensive Income and Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards.

In September 2011, the FASB issued revised guidance on “Testing of Goodwill for Impairment”. The revised guidance specifies that an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The revised guidance applies to both public and nonpublic entities that have goodwill reported in their financial statements during interim and annual periods beginning after December 15, 2011. We have early adopted the new guidance, as it was issued before we performed an annual impairment test.

In December 2011, the FASB issued revised guidance on “Disclosures About Offsetting Assets and Liabilities”. The revised guidance specifies that an entity should disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The revised guidance affects all entities that have financial instruments and derivative instruments. The revised guidance is effective for interim or annual periods beginning after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. In February 2012, the center point of the currency’s official trading band hit 6.3031, representing appreciation of more than 7.8% since June 19, 2010. As a result of the announcement, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the market supply and demand with reference to a basket of currencies

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2011, which consisted of cash and cash equivalents, short-term investments, investment in debt securities, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and contingent consideration. The book value of those financial instruments approximated their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	141,922	588,389	1,713	583	732,607
Short-term investments	0	17,560	0	0	17,560
Investment in debt securities	0	79,354	0	0	79,354
Accounts receivable	1,752	85,108	0	206	87,066
Prepaid and other current assets	3,653	49,747	4	490	53,894
Current liabilities	21,030	309,276	153	743	331,202
Long-term accounts payable	0	3,612	0	0	3,612
Contingent consideration	0	17,009	0	0	17,009

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the change in the consumer price index in China was 5.4%, 3.3% and negative 0.7% in 2011, 2010 and 2009, respectively. This rate of inflation was the highest in the past two years, and there may be further inflation in the future, which could have a material adverse effect on our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements which appear on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedules which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 97 of this report and is incorporated into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were, except as disclosed in the following sentence, effective and designed to ensure that all material information relating to Sohu required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. A Form 8-K reporting the results of voting at our 2011 annual meeting of stockholders pursuant to Item 5.07 of Form 8-K and reporting our determination of the frequency of stockholder votes on executive compensation in the light of such voting was not filed within the prescribed time. We have revised our disclosure controls and procedures to ensure that the filing of such Form 8-K is included in our checklists of annual meeting procedures and disclosure requirements.

Management’s Report on Internal Control over Financial Reporting

Our management’s annual report on internal control over financial reporting and the related report of our independent registered public accounting firm are included in this Report on pages F-2 and F-3, respectively.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 27, 2012 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2011 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2011 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)

Equity compensation plans approved by security holders-2000 Stock Incentive Plan
Share Options	329	$16.73
Restricted Stock Units	445	0

Subtotal	774

Equity compensation plans approved by security holders-2010 Stock Incentive Plan
Restricted Stock Units	14	0	1,474

Subtotal	14		1,474
Equity compensation plans not approved by security holders	0		0

Total	788		1,474

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2011 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2011 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

Date: February 28, 2012

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ CAROL YU Carol Yu	Co-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2012

/s/ EDWARD B. ROBERTS Edward B. Roberts	Director	February 28, 2012

/s/ CHARLES HUANG Charles Huang	Director	February 28, 2012

/s/ DAVE QI Dave Qi	Director	February 28, 2012

/s/ SHI WANG Shi Wang	Director	February 28, 2012

/s/ JOHN DENG John Deng	Director	February 28, 2012

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing on Page F-2 of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

February 28, 2012

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$732,607	$678,389
Short-term investments	17,560	0
Investment in debt securities	79,354	75,529
Accounts receivable, net	87,066	62,603
Prepaid and other current assets (including nil and $4,983 of shareholder loan to an equity investee, respectively)	53,894	19,646

Total current assets	970,481	836,167

Fixed assets, net	152,652	120,627
Goodwill	158,905	67,761
Intangible assets, net	69,762	17,308
Prepaid non-current assets	270,282	137,999
Other assets	11,212	7,728

Total assets	$1,633,294	$1,187,590

LIABILITIES
Current liabilities:
Accounts payable	$31,179	$10,614
Accrued liabilities	95,409	61,008
Receipts in advance and deferred revenue	75,809	51,513
Accrued salary and benefits	45,300	35,409
Taxes payable	47,213	31,719
Other short-term liabilities	35,816	21,409
Contingent consideration	476	0

Total current liabilities	331,202	211,672

Long-term accounts payable	3,612	0
Deferred tax liabilities	5,146	0
Contingent consideration	17,009	1,359

Total long-term liabilities	25,767	1,359

Total liabilities	$356,969	$213,031

Commitments and contingencies
MEZZANINE EQUITY	57,254	0
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,082 shares and 38,025 shares, respectively, issued and outstanding)	$44	$43
Additional paid-in capital	366,210	338,033
Treasury stock (5,639 and 5,389 shares, respectively)	(131,292)	(114,690)
Accumulated other comprehensive income	76,219	38,228
Retained earnings	697,244	534,503

Total Sohu.com Inc. shareholders’ equity	1,008,425	796,117
Noncontrolling interest	210,646	178,442

Total shareholders’ equity	1,219,071	974,559

Total liabilities, mezzanine equity and shareholders’ equity	$1,633,294	$1,187,590

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Online advertising:
Brand advertising	$279,189	$211,821	$177,073
Search and others	62,981	18,649	8,491

Subtotal of online advertising revenues	342,170	230,470	185,564

Online games	435,508	327,151	267,585
Wireless	52,015	52,320	60,809
Others	22,394	2,836	1,281

Total revenues	852,087	612,777	515,239

Cost of revenues:
Online advertising:
Brand advertising	112,410	86,684	59,451
Search and others	26,474	14,243	9,669

Subtotal of cost of online advertising revenues	138,884	100,927	69,120

Online games	49,837	29,852	17,505
Wireless	31,882	28,041	34,370
Others	16,093	1,487	2,400

Total cost of revenues	236,696	160,307	123,395

Gross profit	615,391	452,470	391,844

Operating expenses:
Product development	109,519	75,638	56,948
Sales and marketing	165,090	105,406	93,498
General and administrative	58,972	40,895	37,007
Goodwill impairment and impairment of intangibles via acquisition of businesses	27,511	0	0

Total operating expenses	361,092	221,939	187,453

Operating profit	254,299	230,531	204,391

Other income/(expense)	9,799	(790)	342
Interest income	15,800	5,889	5,026
Exchange difference	(5,003)	(1,415)	(25)

Income before income tax expense	274,895	234,215	209,734
Income tax expense	46,552	36,031	33,745

Income from continuing operations	228,343	198,184	175,989
Gain from discontinued e-commerce operations	0	0	446

Net income	228,343	198,184	176,435
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	2,558	0	0
Net income attributable to the noncontrolling interest shareholders	63,044	49,555	28,602

Net income attributable to Sohu.com Inc.	$162,741	$148,629	$147,833

Net income	$228,343	$198,184	$176,435
Other comprehensive income: Foreign currency translation adjustment	43,545	19,091	351

Comprehensive income	271,888	217,275	176,786

Less: Comprehensive income attributable to the mezzanine classified noncontrolling interest	2,558	0	0
Comprehensive income attributable to noncontrolling interest shareholders	68,598	51,920	28,800

Comprehensive income attributable to Sohu.com Inc.	200,732	165,355	147,986

Basic net income per share attributable to Sohu.com Inc.	$4.26	$3.92	$3.86

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,216	37,870	38,294

Diluted net income per share attributable to Sohu.com Inc.	$3.93	$3.62	$3.57

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,761	38,445	38,969

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$228,343	$198,184	$176,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,261	20,699	16,607
Share-based compensation expense	18,652	27,491	17,319
Amortization of intangible assets	42,587	2,707	1,810
Goodwill impairment and impairment of intangibles via acquisition of businesses	27,511	0	0
Impairment of other intangible assets	1,104	2,949	0
Provision for allowance for doubtful accounts	2,886	1,493	1,158
Excess tax benefits from share-based payment arrangements	(3,011)	(1,170)	(3,249)
Fair value change in debt securities	(3,151)	0	0
Others	(2,082)	1,795	290
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(11,847)	(11,018)	(10,922)
Prepaid and other current assets	(6,253)	(11,216)	15,905
Accounts payable	2,897	774	632
Taxes payable	(3,095)	8,800	5,255
Accrued liabilities	23,857	25,378	7,680
Receipts in advance and deferred revenue	22,500	10,371	5,498
Other short-term liabilities	2,294	7,187	603

Net cash provided by operating activities	370,453	284,424	235,021
Cash flows from investing activities:
Purchase of fixed assets	(169,982)	(134,638)	(78,915)
Purchase of debt securities	0	(74,615)	0
Purchase of intangible and other assets	(63,101)	(6,370)	(3,401)
Purchase of short-term investments	(41,897)	0	0
Proceeds from maturities of short-term investments	42,534	0	0
Decrease in restricted cash	0	0	2,671
Acquisitions, net of cash acquired	(71,129)	(9,332)	0
Other cash payments relating to investing activities	(2,206)	(4,859)	0

Net cash used in investing activities	(305,781)	(229,814)	(79,645)
Cash flows from financing activities:
Issuance of common stock	1,559	2,128	4,140
Repurchase of common stock	(16,601)	0	(40,007)
Purchase of shares in subsidiary	(25,675)	0	0
Cash contribution received from the noncontrolling interest shareholders	947	48,719	0
Excess tax benefits from share-based payment arrangements	3,011	1,170	3,249
Proceeds from Changyou’s initial public offering	0	0	128,340
Other cash payments relating to financing activities	0	(3,000)	(2,048)

Net cash (used in)/provided by financing activities	(36,759)	49,017	93,674
Effect of exchange rate changes on cash and cash equivalents	26,305	10,980	307

Net increase in cash and cash equivalents	54,218	114,607	249,357
Cash and cash equivalents at beginning of year	678,389	563,782	314,425

Cash and cash equivalents at end of year	$732,607	$678,389	$563,782

Supplemental cash flow disclosures:
Cash paid for income taxes	44,746	34,450	23,353
Barter transactions	886	0	691
Supplemental schedule of non-cash investing activity:
Consideration payable for business acquisitions	29,579	3,318	0

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2011

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$974,559	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442
Issuance of common stock	1,559	1	1,558	0	0	0	0
Contribution received from the noncontrolling interest shareholders	947	0	0	0	0	0	947
Repurchase of common stock	(16,602)	0	0	(16,602)	0	0	0
Purchase of shares in subsidiary	(25,675)	0	(17,132)	0	0	0	(8,543)
Share-based compensation expense	18,652	0	11,070	0	0	0	7,582
Settlement of share-based awards in subsidiary	0	0	(6,645)	0	0	0	6,645
Excess tax benefits from share-based awards	3,011	0	3,011	0	0	0	0
Transaction cost for the sale of the 17173 Business from Sohu to Changyou	(6,710)	0	(6,710)	0	0	0	0
Deemed contribution from noncontrolling shareholders (related to sale of the 17173 Business from Sohu to Changyou)	0	0	43,025	0	0	0	(43,025)
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	225,785	0	0	0	0	162,741	63,044
Foreign currency translation adjustment	43,545	0	0	0	37,991	0	5,554

Ending balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2010

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$677,776	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995
Issuance of common stock	2,128	0	2,128	0	0	0	0
Contribution received from the noncontrolling interest shareholders	48,719	0	0	0	0	0	48,719
Share-based compensation expense	27,491	0	17,683	0	0	0	9,808
Excess tax benefits from share-based awards	1,170	0	1,170	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	198,184	0	0	0	0	148,629	49,555
Foreign currency translation adjustment	19,091	0	0	0	16,726	0	2,365

Ending balance	$974,559	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2009

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$391,094	$43	$201,196	$(74,683)	$21,349	$238,041	$5,148
Issuance of common stock	4,140	0	4,140	0	0	0	0
Repurchase of common stock	(40,007)	0	0	(40,007)	0	0	0
Share-based compensation expense	17,319	0	8,095	0	0	0	9,224
Excess tax benefits from share-based awards	3,069	0	3,069	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	176,435	0	0	0	0	147,833	28,602
Foreign currency translation adjustment	351	0	0	0	153	0	198
Recognition of change in Sohu’s economic interest in Changyou	125,375	0	100,552	0	0	0	24,823

Ending balance	$677,776	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading online media, search, gaming, community and mobile service group providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group”) mainly offers online advertising services, online game services and wireless services.

Online advertising and online games are the core businesses of the Sohu Group.

Online Advertising

The online advertising business consists of the brand advertising business as well as the search and others business. The brand advertising business offers advertisements on the Web properties of the Sohu Group’s portal to companies seeking to increase their brand awareness online. The search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), offers customers pay-for-click services, priority placements in a search directory, and online marketing services on the Sogou Web Directory.

On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang, for an aggregate of $48 million. Following the sale, as Sohu is Sogou’s controlling shareholder, Sohu continues to consolidate Sogou in Sohu’s consolidated financial statements, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. See Note 2 - Summary of Significant Accounting Policies - Basis of Consolidation and Recognition of Noncontrolling Interest and Note 16 - Business Restructuring - Sogou Transactions.

Online Games

The online game business is conducted by Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”). The online game business consists of development, operation and licensing of massively multi-player online games (“MMOGs”), which are interactive online games that may be played simultaneously by hundreds of thousands of game players, and Web-based games, which are played over the Internet using a Web browser. Changyou currently operates several MMOGs in China, including the in-house developed Tian Long Ba Bu (“TLBB”) and Duke of Mount Deer (“DMD”) and other MMOGs that were licensed from third parties. Changyou also licenses DDTank, a Web-based game developed by its variable interest entity (“VIE”), Shenzhen 7Road Technology Co., Ltd. (“7Road”), which Changyou acquired in May 2011, to third-party operators in China and overseas.

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, as Sohu is Changyou’s controlling shareholder, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of December 31, 2011, approximately 30% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies - Basis of Consolidation and Recognition of Noncontrolling Interest and Note 16 - Business Restructuring - Changyou Transactions.

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, Sohu closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”), a leading game information portal in China, for fixed cash consideration of $162.5 million. After the closing of the sale, Sohu continued to consolidate the results of operations of the 17173 Business in Sohu’s consolidated financial statements. See Note 16 - Business Restructuring - 17173 Transaction.

2. Summary of Significant Accounting Policies

Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Use of Estimation

The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the basis of consolidation and recognition of noncontrolling interest, revenue recognition, share-based compensation expense recognition, income taxes and uncertain tax positions, computation of net income per share, determination of fair value of financial instruments, determination of net accounts receivable, accounting for investment in debt securities, accounting for equity investments, assessment of impairment for long-lived assets and goodwill, determination of the amortization pattern of licensed video content, determination of the fair value of identifiable assets and liabilities acquired through business combination, determination of the fair value of contingent consideration, determination of the fair value of mezzanine equity, determination of segment aggregation and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou from Sohu’s purchase of Changyou ADSs representing Class A ordinary shares, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets. See Note 16 - Business Restructuring - Changyou Transactions and Note 18 - Noncontrolling Interest.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income/(loss) attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity/(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ original investments in Series A Preferred Shares are accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring. See Note 16 - Business Restructuring - Sogou Transactions and Note 18 - Noncontrolling Interest.

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

For a barter transaction involving online advertising services, the Company recognizes revenue and expense at fair value only if the fair value of the advertising services surrendered/received in the transaction is determinable. No revenue from advertising-for-advertising barter transaction is recognized.

Brand Advertising Revenues

Brand advertising revenues are recognized after deducting agent rebates and applicable business tax and related surcharges.

Currently the brand advertising business mainly has three types of pricing models, consisting of the Fixed Price pricing model, the Cost Per Click (“CPC”) pricing model and the Cost Per Impression (“CPM”) pricing model. For a majority of brand advertising revenues, the Fixed Price pricing model is applied. A contract is signed to establish a fixed price for the advertising services to be provided. Under the CPC and CPM pricing models, the total price for the advertising services is not fixed in the contract, which instead states a price for each click or for each display. Advertisers using the CPC pricing model pay the Company only when a user clicks on one of their advertisements, and the Company recognizes as revenue the fees charged to advertisers each time a user clicks on one of the advertisements that appears on the Company’s Websites. Advertisers using the CPM pricing model pay the Company based on the number of times their advertisements appear on the Company’s Websites, and the Company recognizes as revenue the fees charged to advertisers each time their advertisements are displayed on the Websites. The Company provides advertisement placements to its advertising customers on the Company’s different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the customers.

For brand advertising revenue recognition, prior to entering into contracts, the Company makes a credit assessment of the customer to assess the collectability of the contract. For those contracts for which the collectability is determined to be reasonably assured, the Company recognizes revenue when all revenue recognition criteria are met. For those contracts for which the collectability is determined not to be reasonably assured, the Company recognizes revenue only when the cash was received and all other revenue recognition criteria are met.

Before 2011, the Company treated multiple elements of advertising contracts as a single unit of accounting for revenue recognition purposes. On January 1, 2011, in accordance with ASU No.2009 -13, the Company began to treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, the Company allocates the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices according to the selling price hierarchy established by ASU No.2009 -13. The Company uses (a) vendor-specific objective evidence of selling price, if it exists; otherwise, (b) third -party evidence of selling price. If neither (a) nor (b) exists, the Company will use (c) management’s best estimate of the selling price for that deliverable.

Search and Others Revenues

Search and others services mainly include pay-for-click services, priority placement services, and online marketing services on the Sogou Web Directory. Sogou Web Directory is a Chinese Web Directory navigation site which serves as a key access point to popular and preferred Websites and applications. Pay-for-click services mainly consist of displaying text-based links of Sogou’s advertisers on Sogou’s Websites and Sogou’s Website Alliance network. Priority placement services are placed in Sogou’s search directory and are normally provided for a fixed fee over the service period of the contracts. Online marketing services mainly consist of displaying links to Sogou’s advertisers’ Websites on the Web pages of Sogou Web Directory.

Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. Revenue for priority placement services is normally recognized on a straight-line basis over the contract period, provided the Company’s obligations under the contract have been met and all revenue recognition criteria have been met. The priority of the display of text-based links is based on the bidding price of different advertisers. Revenue for online marketing services on the Sogou Web Directory is normally recognized on a straight-line basis over the contract period, provided the Company’s obligations under the contract have been met and all revenue recognition criteria have been met.

The Company pays Sogou’s Website Alliance members a portion of pay-for-click revenues generated from clicks by users of their properties. The Company recognizes gross revenue for the amount of fees it receives from its advertisers. Payments made to Sogou’s Website Alliance members are included in cost of search and others revenues. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factor being whether the Company is acting as the principal in offering services to the customer or whether the Company is acting as an agent in the transaction. The Company recognizes gross revenue, as the Company has the primary responsibility for fulfillment and acceptability of the pay-for-click services. Whether the Company is serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement.

Online Game Revenues

The Company generates online game revenues from MMOGs operations revenues, Web-based game revenues and overseas licensing revenues.

MMOG operations revenues

Revenues are recorded net of business tax, discounts and rebates to distributors.

Online game revenues from Changyou’s current MMOG operations are earned by providing online services to players pursuant to the item-based revenue model. Under the item-based revenue model, the basic game play functions are free of charge and players are charged for purchases of in-game virtual items. The online game revenue is recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of Changyou’s recording of its revenues would be impacted.

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

Web-based game revenue

As a result of Changyou’s acquisition, through its VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), of a majority of 7Road, Changyou generated Web-based game revenues for the first time in 2011. 7Road’s Web-based game is designed to be operated under the item-based revenue model. 7Road has licensed the game to third party operators who offer the game to users in China and other countries on their Websites or platforms. The licensing agreements provide for two revenue streams, an initial fixed license fee and a monthly revenue-based royalty. Since 7Road is required to provide when-and-if-available upgrades to the licensees during the license period, the initial license fee is recognized ratably as revenue over the license period. Since the third party operator is the party that signs the user agreement with its users and is responsible for its users’ experience on its Websites or platforms, 7Road is not the primary obligor, and the net revenue-based royalty paid by the third party operator is recorded as revenue.

For arrangements where the game is hosted on the operators’ servers, revenue is recognized upon the conversion of the virtual currency of the operators to the game coins of 7Road, as 7Road’s remaining obligation is deemed to be inconsequential and perfunctory. For arrangements where the game is hosted on 7Road’s servers, revenue is recognized when virtual items purchased are consumed or over the estimated lives of the virtual items, as 7Road is obliged to provide on-going services to users and its remaining obligation is deemed not to be inconsequential and perfunctory after the conversion of the virtual currency of the operators to the game coins of 7Road. Therefore the revenue should be recognized when the game service is delivered to the game players, which occurs when the virtual items are consumed and/or amortized according to the virtual items’ estimated useful lives.

Overseas licensing revenue

Changyou enters into licensing arrangements with overseas licensees to operate its MMOGs in other countries or territories. These licensing agreements provide two revenue streams, consisting of an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amounts receivable upon achieving certain sales targets. Since Changyou is obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game and the additional amount is recognized ratably over the remaining license period from the date such additional amount is certain. The monthly revenue-based royalty fee is recognized when relevant services are delivered, provided that collectability is reasonably assured.

Wireless Revenues

The Company’s wireless revenues are generated from the provision of mobile-related services through different types of wireless products to mobile phone users.

The mobile related services consist of the provision of content such as news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones and logo downloads. A majority of the content is purchased from third party content providers. The wireless products consist mainly of short messaging services (“SMS”), Ring Back Tone (“RBT”), interactive voice response (“IVR”) and mobile games. In order to transfer its products to mobile phone users, the Company signs contracts with China Mobile Communications Corporation (“China Mobile”), China United Network Communication Group Company Limited (“China Unicom”), China Telecom Corporation (“ China Telecom”) and their subsidiaries, as well as other small mobile network operators. These mobile network operators are collectively presented as “China mobile network operators.” The contracts signed with China mobile network operators define the forms of wireless products to be provided, the billing and collection and transmission services offered to the mobile phone users. The China mobile network operators charge their users wireless service fees on a monthly or per message/download basis, and pay such service fees to the Company after deducting the China mobile network operators’ share of the fees.

Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. For the amount of revenues to be recognized, the Company relies on billing confirmations issued by China mobile network operators. Due to technical issues with the operator’s network, the Company might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate,” which can vary from operator to operator. If at the end of each reporting period, an operator has not yet issued such billing confirmations, the Company uses the information generated from its internal system or the operator’s system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When the Company later receives the billing confirmation, it then records a true-up accounting adjustment. Although the Company believes it has the ability to make reasonable estimates for most of the wireless service provided, the differences between the actual facts and its estimates may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended December 31, 2011, 68% of the estimated wireless revenues were confirmed by billing confirmations received from China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, the Company receives billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, to the Company.

The Company must determine whether to record wireless revenues using the gross or net method of reporting. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factors being whether the Company is acting as the principal in offering services to the customer or whether the Company is acting as an agent in the transaction and the specific requirements of each contract. Currently, a majority of the wireless revenues are recorded on a gross basis, as the Company has the primary responsibility for fulfillment and acceptability of the wireless services. To the extent the Company is acting as a principal in a transaction, the Company reports as revenue payments received on a gross basis, and reports as costs of revenue amounts attributable to services provided by China mobile network operators and other vendors. To the extent the Company is acting as an agent in a transaction, the Company reports on a net basis as revenue payments received. Whether the Company is serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement.

Others Revenues

Other revenues are primarily generated from sub-licensing of licensed video content and cinema advertisements.

Revenue from sub-licensing of licensed video content

For licensed video content purchased in cash on an exclusive basis, the Company has rights to sub-license to other platforms. Therefore, revenue from sub-licensing of licensed video content is recognized when the following criteria are met:

(1)	Persuasive evidence of a sub-licensing arrangement exists;

(2)	The content has been delivered or is available for immediate and unconditional delivery;

(3)	The sub-license period as indicated in the arrangement has begun and the sub-licensee can begin its exploitation (exhibition);

(4)	The sub-licensing fee is fixed or determinable and collection of the sub-licensing fee is reasonably assured.

Revenue from cinema advertisements

For cinema advertising revenues, a contract is signed with the advertiser to establish a fixed price and specify advertising services to be provided. Based on the contracts, the Company provides advertisement placements in advertising slots to be shown in theatres before the screening of movies. The rights to place advertisements in such advertising slots are granted under contracts with different theatres and film production companies.

Revenue from cinema advertising is recognized when all the recognition criteria are met. Depending on the terms of a customer contract, fees for services performed can be recognized according to two principal methods: proportional performance or straight line.

(1)	Proportional performance method: fees are generally recognized based on a percentage of the advertising slots actually delivered where the fee is earned on a per-advertising slot placement basis.

(2)	Straight line method: fees are recognized on a straight line basis over the contract period when the fee is not paid based on the number of advertising slots actually delivered.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of search and others services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs (including amortization of licensed video content), bandwidth leasing costs, salary and benefits expenses, depreciation expenses and revenue sharing payments.

Amortization of video content is related to titles to movies and drama series. The Company amortizes video content over the shorter of the term of the estimated period over which the benefits of the video content will be enjoyed based on the trend of accumulation of viewership or the applicable licensing period.

For exclusively licensed video content which the Company sub-licensed to similar platforms in return for payment in cash, the Company allocated a portion of the video content cost from cost of brand advertising revenues to sub-licensing cost, which was recorded in “cost of other revenues.” The allocation is based on the revenues to be generated through sub-licensing.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of payments to the Website Alliance, bandwidth leasing costs and depreciation expenses.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-based royalty payments to game developers, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, PRC business tax and value-added tax (“VAT”) arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of collection charges and transmission fees paid to China mobile network operators, payments to third party wireless service alliances and content providers, depreciation expenses, and bandwidth leasing costs.

Cost of Other Revenues

Cost of revenues for other services mainly consists of amortization of sub-licensing of licensed video contents as well as payments to theatres and film production companies for pre-film screening advertisement slots.

The Company amortized sub-licensing cost using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that actual sub-licensing revenue bears as of current period end to the total of the actual revenue earned and the estimated remaining unrecognized ultimate revenue.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of the Company’s Websites, costs associated with new product development and enhancement of existing products and services, which mainly include the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing. During the years ended December 31, 2011, 2010 and 2009, no product development expenses were capitalized.

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

Share-based compensation expense for the ordinary shares granted is fully recognized in the quarter during which these ordinary shares are granted. For share options, restricted shares and restricted share units granted under Sohu’s and Changyou’s share-based awards, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted under Sogou’s share-based awards, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and the related compensation expense is not recorded for that number of awards.

The assumptions used in share-based compensation expense recognition represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change or different assumptions are used, the Company’s share-based compensation expense could be materially different for any period. Moreover, the estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company for accounting purposes.

Income Taxes and Uncertain Tax Positions

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies.

Uncertain Tax Positions

In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted as follows:

(1)	Changyou’s net income attributable to Sohu is determined by the percentage of the weighted average number of Changyou shares held by Sohu over the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage of the economic interest in Changyou held by Sohu, which is used for basic net income per share calculation.

(2)	Sogou’s net income/(loss) attributable to Sohu is determined by the percentage of the weighted average number of Sogou shares held by Sohu over the weighted average number of Sogou ordinary shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the Sogou’s net income/(loss) allocated to Sohu by virtue of the Sogou Series A Terms and the terms of the restructuring, which is used for basic net income per share calculation.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, investment in debt securities, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities. The carrying amount of accounts receivable, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurements, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Cash Equivalents

The Company’s cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less.

Short-term Investments

For investments in financial instruments with a variable interest rate indexed to the performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income.

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including but not limited to reviewing delinquent accounts receivable, performing an aging analysis and a customer credit analysis, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of the Company’s customers or the China mobile network operators deteriorate or the China mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to the Company.

Investment in Debt Securities

The Company invests its excess cash in certain debt securities of high-quality corporate issuers. The Company elected the fair value option to account for its investment in debt securities at their initial recognition. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income/(expense). The fair value election was made to mitigate accounting mismatches and to achieve operational simplifications.

Equity Investments

Investments in entities over which the Company does not have significant influence are recorded as equity investments and are accounted for by the cost method. Investments in entities over which the Company has significant influence but does not control are also recorded as equity investments and are accounted for by the equity method. Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investment is recognized in the Company’s consolidated statements of comprehensive income; and the Company’s share of post-acquisition movements in equity investments is recognized in equity in the Company’s consolidated balance sheets. Unrealized gains on transactions between the Company and its equity investments are eliminated to the extent of the Company’s interest in the equity investments. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in an equity investment equals or exceeds its interest in the equity investment, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the equity investee.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and prepaid non-current assets.

Fixed Assets

Fixed assets mainly comprise computer equipment and hardware, office building, leasehold improvements, office furniture and vehicles. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Fixed Assets	Estimated Useful Lives (years)
Computer equipment and hardware	4
Office building	47
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Office furniture	5
Vehicles	4-10

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in operating expenses in the consolidated statements of comprehensive income.

Intangible Assets

Intangible assets mainly comprise customer lists, video content and license, developed technologies, computer software purchased from unrelated third parties, domain names and trademarks, marketing rights and others as well as operating rights for licensed games. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives. The Company amortizes licensed video content over the shorter of the term of the estimated period over which the benefits of the licensing contract will be enjoyed based on the trend of accumulation of viewership or the applicable licensing period. Beginning in the third quarter of 2011, licensed video content is amortized on an accelerated basis based on the viewership accumulation trend over the shorter of the term of the estimated period over which the benefits of the licensing contract will be enjoyed or the applicable licensing period.

For exclusively licensed video content which the Company sub-licensed to similar platforms in return for payment in cash, the Company allocated a portion of the video content cost from cost of brand advertising revenues to sub-licensing cost. The allocation is based on the revenues to be generated through sub-licensing. The Company amortized sub-licensing cost using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that actual sub-licensing revenue bears as of the current period end to the total of the actual revenue earned and the estimated remaining unrecognized ultimate revenue.

Prepaid non-current Assets

Prepaid non-current assets primarily include prepayments for the office buildings to be built as Sohu’s and Changyou’s headquarters before they were recognized as fixed assets, prepayments for the technological infrastructure and fitting-out of Sohu’s office building before they were recognized as fixed assets, and prepaid PRC income tax arising from the sale of the 17173 Business from Sohu to Changyou. Since the sale of the 17173 Business was between entities that are included in the consolidated financial statements of Sohu, it is considered an “intra-entity transaction” from Sohu’s perspective, and income taxes paid should be deferred under ASC 810-10. Accordingly, the Company recorded the income tax related to the sale of the 17173 Business as prepaid PRC income tax. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173 Business-related assets sold to Changyou by Sohu.

Impairment of Long-lived Assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by the Company’s management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs.

The Company tests goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, the Company early adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For certain reporting units, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company decides, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For other reporting units, the Company tests for goodwill impairment by quantitatively comparing the fair values of those reporting units to their carrying amounts, without qualitative assessment.

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

Contingent Consideration

The Company’s contingent consideration mainly includes contingent payments generated from the acquisition of 7Road. The acquisition of 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future financial performance of 7Road through December 31, 2012. The fair value of the contingent consideration recognized on the acquisition date was estimated by an independent valuation firm, with the income approach applied. There are no indemnification assets involved.

Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests in 7Road and began to consolidate 7Road’s financial statements on June 1, 2011.

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

In accordance with ASC subtopic 480-10, the Company calculates, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the 7Road acquisition to the earliest redemption date of the noncontrolling interest and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity will be adjusted by an accumulative amount equal to the higher of (i) and (ii).

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the Company’s consolidated balance sheets, includes a cumulative foreign currency translation adjustment.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer.

The Company’s reportable segments are strategic business units that offer different services and are reviewed separately by CODM. They are managed separately because each business requires different business development and marketing strategies.

There are five business segments that constitute the reportable segments of Sohu Group, consisting of brand advertising, Sogou (which mainly consists of the search and related business), Changyou (which mainly consists of the online game business), wireless and others.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of the Company’s subsidiaries and VIEs in the PRC (except for Wuxi Sohu New Momentum, a PRC subsidiary set up in May 2010), the United Kingdom, Malaysia and Korea, respectively, are the RMB, British Pound, Malaysian Ringgit and Korean Won, respectively. Wuxi Sohu New Momentum’s functional currency is the U.S. dollar. The functional currency of the Company’s subsidiaries in the U.S., Cayman Islands, British Virgin Islands and Hong Kong is the U.S. dollar.

Foreign Currency Translation

Assets and liabilities of the Company’s China-based subsidiaries and VIEs (not including Wuxi Sohu New Momentum), the United Kingdom, Malaysia and Korea are translated into U.S. dollars, the Company’s reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in the Company’s consolidated balance sheets.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the consolidated statements of comprehensive income.

Effect of Recent Accounting Pronouncements

In April 2011, the FASB issued revised guidance on “Reconsideration of Effective Control for Repurchase Agreement.” The revised guidance specifies the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control, which should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets if an entity enters into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The revised guidance removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The revised guidance is effective prospectively to transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In May 2011, the FASB issued revised guidance on “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In June 2011, the FASB issued revised guidance on “Presentation of Comprehensive Income.” The revised guidance requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income and eliminates one presentation option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The revised guidance states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statements of operations. The statement of other comprehensive income should immediately follow the statements of operations and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, in December 2011, the FASB issued revised guidance on “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards.” The revised guidance specifies that an entity should defer the changes related to the presentation of reclassification adjustments. The revised guidance is effective for interim or annual periods beginning after December 15, 2011. The Company has early adopted the revised guidance on both Presentation of Comprehensive Income and Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards.

In September 2011, the FASB issued revised guidance on “Testing of Goodwill for Impairment”. The revised guidance specifies that an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The revised guidance is effective to both public and nonpublic entities that have goodwill reported in their financial statements during interim and annual periods beginning after December 15, 2011. The Company has early adopted the new guidance, as it was issued before the Company performed the annual impairment test.

In December 2011, the FASB issued revised guidance on “Disclosures About Offsetting Assets and Liabilities”. The revised guidance specifies that an entity should disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The revised guidance affects all entities that have financial instruments and derivative instruments. The revised guidance is effective for interim or annual periods beginning after December 15, 2011. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

3. Segment Information

There are five business segments that constitute the reportable segments of Sohu Group, consisting of brand advertising, Sogou (which mainly consists of the search and related business), Changyou (which mainly consists of the online game business), wireless and others.

Prior to 2009, the Company disclosed segment operating performance only through the gross profits line item, and did not allocate any operating expenses or assets to those segments, as management did not use this information to measure the performance of the operating segments.

In 2009, the CODM began reviewing certain additional information for the online game segment. Accordingly, the Company has adjusted the online game segment operating performance measurement disclosures to include income from operations and the main segment assets for the online game segment. For the remaining segments, the operating performance measurements are unchanged.

In 2010, the CODM began reviewing certain additional information for the sponsored search segment. Accordingly, the Company has adjusted the sponsored search segment operating performance measurement disclosures to include income from operations and the main segment assets for the sponsored search segment. For the remaining segments, the operating performance measurements are unchanged.

Beginning with the second quarter of 2011, to better reflect management’s perspective and match the segment with the entity, the Company changed the segment names of game and sponsored search to Changyou and Sogou, respectively.

In December 2011, the Company completed the sale of the 17173 Business to Changyou. The Company is in the process of aligning its CODM review structure resulting from this transaction, and during this transition period the CODM continues to review the 17173 Business as part of the brand advertising segment. Accordingly, the Company did not change its segment operating performance measurements as of December 31, 2011.

Some items, such as share-based compensation expense, operating expenses, goodwill impairment and impairment of intangibles via acquisition of businesses and the related tax impact, other income and expense, and income tax expense, are not reviewed by the CODM. These items are disclosed in the segment information for reconciliation purposes only. The Company has restated the presentation of its segments for prior periods to conform to the current presentation, and it will restate all comparable periods hereafter.

The following tables present summary information by segment (in thousands):

	Year Ended December 31, 2011
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$290,325	$52,015	$11,540	$353,880	$446,365	$63,923	$(12,081)	$852,087
Segment cost of revenues	(110,913)	(31,882)	(2,310)	(145,105)	(63,518)	(26,474)	411	(234,686)

Segment gross profit	$179,412	$20,133	$9,230	208,775	382,847	37,449	(11,670)	617,401

SBC (2) in cost of revenues				(1,908)	(102)	0	0	(2,010)

Gross profit				206,867	382,745	37,449	(11,670)	615,391

Operating expenses:
Product development				(36,307)	(47,700)	(19,051)	0	(103,058)
Sales and marketing				(98,348)	(53,687)	(21,031)	11,670	(161,396)
General and administrative				(23,916)	(24,763)	(3,806)	0	(52,485)
Goodwill impairment and impairment of intangibles via acquisition of businesses				(22,091)	(5,420)	0	0	(27,511)
SBC (2) in operating expenses				(7,353)	(5,354)	(4,174)	239	(16,642)

Total operating expenses				(188,015)	(136,924)	(48,062)	11,909	(361,092)

Operating profit/(loss)				18,852	245,821	(10,613)	239	254,299
Other income				8,518	455	826	0	9,799
Interest income				3,709	11,926	165	0	15,800
Exchange difference				(3,668)	(618)	(717)	0	(5,003)

Income/(loss) before income tax expense				27,411	257,584	(10,339)	239	274,895

Income tax expense				(5,704)	(40,848)	0	0	(46,552)

Income/(loss) from continuing operations				$21,707	$216,736	$(10,339)	$239	$228,343

Note (1):	The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.

Note (2):	“SBC” stands for share-based compensation expense.

	Year Ended December 31, 2010
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$222,659	$52,319	$2,837	$277,815	$327,153	$18,922	$(11,113)	$612,777
Segment cost of revenues	(81,881)	(28,041)	(1,484)	(111,406)	(29,658)	(14,275)	32	(155,307)

Segment gross profit	$140,778	$24,278	$1,353	166,409	297,495	4,647	(11,081)	457,470

SBC (2) in cost of revenues				(4,806)	(194)	0	0	(5,000)

Gross profit				161,603	297,301	4,647	(11,081)	452,470

Operating expenses:
Product development				(17,520)	(33,519)	(14,907)	0	(65,946)
Sales and marketing				(59,892)	(40,782)	(10,545)	10,840	(100,379)
General and administrative				(17,093)	(13,752)	(2,278)	0	(33,123)
SBC (2) in operating expenses				(10,573)	(8,400)	(3,503)	(15)	(22,491)

Total operating expenses				(105,078)	(96,453)	(31,233)	10,825	(221,939)

Operating profit/(loss)				56,525	200,848	(26,586)	(256)	230,531
Other income/(expense)				632	(1,394)	(28)	0	(790)
Interest income				1,729	4,155	5	0	5,889
Exchange difference				(808)	(527)	(80)	0	(1,415)

Income/(loss) before income tax expense				58,078	203,082	(26,689)	(256)	234,215

Income tax expense				(7,853)	(28,178)	0	0	(36,031)

Income/(loss) from continuing operations				$50,225	$174,904	$(26,689)	$(256)	$198,184

Note (1):	The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.

Note (2):	“SBC” stands for share-based compensation expense.

	Year Ended December 31, 2009
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Revenues (1)	$197,180	$60,809	$1,281	$259,270	$267,585	$8,621	$(20,237)	$515,239
Segment cost of revenues	(58,664)	(34,370)	(2,362)	(95,396)	(17,194)	(9,688)	32	(122,246)

Segment gross profit/(loss)	$138,516	$26,439	$(1,081)	163,874	250,391	(1,067)	(20,205)	392,993

SBC (2) in cost of revenues				(825)	(324)	0	0	(1,149)

Gross profit/(loss)				163,049	250,067	(1,067)	(20,205)	391,844

Operating expenses:
Product development				(16,682)	(19,949)	(11,588)	0	(48,219)
Sales and marketing				(66,849)	(39,787)	(6,209)	20,094	(92,751)
General and administrative				(16,056)	(13,347)	(910)	0	(30,313)
SBC (2) in operating expenses				(2,348)	(13,077)	(745)	0	(16,170)

Total operating expenses				(101,935)	(86,160)	(19,452)	20,094	(187,453)

Operating profit/(loss)				61,114	163,907	(20,519)	(111)	204,391
Other income/(expense) (3)				97,005	158	(21)	(96,800)	342
Interest income				1,735	3,287	4	0	5,026
Exchange difference				(13)	(12)	0	0	(25)

Income/(loss) before income tax expense				159,841	167,340	(20,536)	(96,911)	209,734

Income tax expense				(11,089)	(22,656)	0	0	(33,745)

Income/(loss) from continuing operations				$148,752	$144,684	$(20,536)	$(96,911)	$175,989

Note (1):	The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.

Note (2):	“SBC” stands for share-based compensation expense.

Note (3):	In the second quarter of 2009, Changyou declared a dividend distribution of $96.8 million to Sohu.com (Game) Limited (“Sohu Game”). Both Changyou and Sohu Game are within the Sohu Group.

	As of December 31, 2011
	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Cash and cash equivalents (1)	$357,031	$330,411	$45,165	$0	$732,607
Accounts receivable, net	73,610	11,326	2,263	(133)	87,066
Fixed assets, net	64,397	65,633	22,622	0	152,652
Total assets (2)	$955,450	$731,719	$73,970	$(127,845)	$1,633,294

Note (1):	The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 22 - Concentration Risks - Operation Risk.

Note (2):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the Changyou segment and agent services provided by the brand advertising segment to Sogou segment.

	As of December 31, 2010
	Brand Advertising, Wireless and Others	Changyou	Sogou	Intercompany Eliminations	Consolidated
Cash and cash equivalents (1)	$277,910	$350,957	$49,522	$0	$678,389
Accounts receivable, net	61,134	1,464	5	0	62,603
Fixed assets, net	54,461	53,659	12,507	0	120,627
Total assets (2)	$703,550	$502,512	$65,170	$(83,642)	$1,187,590

Note (1):	The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 22 - Concentration Risks - Operation Risk.

Note (2):	The intercompany elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the Changyou segment and agent services provided by the brand advertising segment to Sogou segment

4. Share-based Compensation Expense

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense is recognized as costs and/or expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets. See Note 15 - Sohu.com Inc. Shareholders’ Equity - Stock Incentive Plan.

Share-based compensation expense recognized in the consolidated statements of comprehensive income for the years ended December 31, 2011, 2010 and 2009, respectively, was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2011	2010	2009
Cost of revenues	$2,010	$5,000	$1,149
Product development expenses	6,461	9,692	8,729
Sales and marketing expenses	3,694	5,027	747
General and administrative expenses	6,487	7,772	6,694

	$18,652	$27,491	$17,319

There was no capitalized share-based compensation expense for the years ended December 31, 2011, 2010 and 2009.

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, respectively, was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2011	2010	2009
For Sohu share-based awards	$11,325	$19,000	$4,176
For Changyou share-based awards	5,546	8,491	13,143
For Sogou share-based awards	1,781	0	0

	$18,652	$27,491	$17,319

5. Advertising Expenses

Included in the sales and marketing expenses, advertising expenses generally represent the expenses of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services. Advertising expenses are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, advertising expenses recognized in the consolidated statements of comprehensive income was $92.3 million, $60.8 million and $61.5 million, respectively.

6. Other Income/(Expense)

The following table summarizes the Company’s other income/(expense) (in thousands):

	Year Ended December 31,
	2011	2010	2009
Fair value change in debt securities	$3,151	$0	$0
Reversal of contingent consideration	3,150	0	0
Investment income/(loss)	2,935	(1,030)	0
Receipt of damage award in law suit	1,343	0	0
Charitable donation	(144)	(1,208)	0
Government grant	0	1,546	146
Other income from write-off of long-aged payables	0	0	109
Others	(636)	(98)	87

	$9,799	$(790)	$342

7. Balance Sheet Components (In thousands)

	As of December 31,
	2011	2010
Cash and cash equivalents
Cash	$565,932	$322,614
Cash equivalents	166,675	355,775

	$732,607	$678,389

Accounts receivable, net
Accounts receivable	$92,383	$65,149
Allowance for doubtful accounts:
Balance at beginning of year	(2,546)	(1,372)
Additional provision for bad debt	(4,479)	(2,090)
Reversal of write-offs	1,598	626
Cash collection	110	290

Balance at end of year	(5,317)	(2,546)

	$87,066	$62,603

Prepaid and other current assets
Prepaid content and license	$25,606	$2,402
Rental deposit	5,901	1,148
Employee advances	3,108	2,330
Individual income tax receivable from employees for exercise or settlement of share-based awards	2,951	2,543
Prepaid office rental and facilities expenses	2,595	1,066
Short term loan to a third party	2,381	0
VAT refund receivable	2,235	1,214
Prepaid advertising and promotion fees	1,720	718
Prepaid cost of revenue	1,539	1,451
Interest receivable	681	769
Prepaid professional fees	639	457
Receivable from equity investees	0	4,983
Others	4,538	565

	$53,894	$19,646

Fixed assets, net
Computer equipment and hardware	$132,522	$88,996
Office building	81,487	77,527
Leasehold improvements	27,504	21,119
Office furniture	3,676	2,286
Vehicles	2,837	1,641

Fixed assets, gross	248,026	191,569
Accumulated depreciation	(95,374)	(70,942)

	$152,652	$120,627

For the years ended December 31, 2011, 2010 and 2009, the depreciation expenses of fixed assets were $31.4 million, $24.2 million and $21.1 million, respectively.

Prepaid non-current assets
Prepayments for the office building-Sohu	$108,119	$66,071
Prepayments for the office building-Changyou	125,696	59,794
Prepayments for the technological infrastructure and fitting-out of Sohu office building	15,871	0
Prepaid PRC income tax for the sale of the 17173 Business from Sohu to Changyou	10,693	0
Prepaid content and license	0	3,174
Others	9,903	8,960

	$270,282	$137,999

Other short-term liabilities
Consideration payable related to the acquisition of 7Road	$13,531	$2,000
Contract deposits from customers	9,733	10,589
Accrued liabilities to suppliers	6,394	4,244
Taxes payable for exercise or settlement of share-based awards	2,382	2,382
Accrued business tax related to the sale of the 17173 Business from Sohu to Changyou	1,741	0
Accrued donation expenses	456	453
Others	1,579	1,741

	$35,816	$21,409

Receipts in advance and deferred revenue
Receipts in advance relating to:
- brand advertising business	$6,473	$7,793
- search and others business	12,163	5,904
- online game business	22,813	20,970
- wireless business	617	564
- others business	1,334	1,841

Total receipts in advance	43,400	37,072
Deferred revenue	32,409	14,441

	$75,809	$51,513

8. Fair Value Measurements

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, investment in debt securities, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities. The carrying amount of accounts receivable, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurements, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2011 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$166,675	$0	$166,675	$0

Short-term investments	17,560	0	17,560	0

Investment in debt securities	79,354	0	0	79,354

Total	$263,589	$0	$184,235	$79,354

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2010 to December 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2010	$75,529
Gains included in other income	3,151
Currency translation adjustment	674

Ending balance at December 31, 2011	$79,354

Cash Equivalents

The Company’s cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less. The fair value of time deposits is determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. This is because there generally are no quoted prices in active markets for identical time deposits at the reporting date and the Company has to use observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, to determine the fair value.

Short-term investments

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income/(expense). Fair value is estimated based on quoted price of similar products provided by banks at the end of each period. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of December 31, 2011, the Company’s investments in financial instruments were mainly held by 7Road, and totaled approximately $17.6 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the year ended December 31, 2011, the Company recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.7 million.

Investment in Debt Securities

In September 2010, the Company purchased from a PRC-based company (the “Debtor”) a convertible debt security with a principal amount of $74.6 million (equal to RMB0.5 billion) with an initial maturity of twelve months subject to extension at the Company’s election in its sole discretion for additional sequential six-month periods, and bearing interest at the rate of 3.8% per annum, payable quarterly in cash. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. Under the terms of the security, if the Company continues to extend the maturity to March 31, 2014, it will have an option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor. In September 2011, the Company extended maturity of the convertible debt security for six months to March 2012, with an interest rate of 6.8% per annum. For the year ended December 31, 2011 and 2010, the interest income generated from this debt security amounted to $3.57 million and $0.74 million, respectively.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value generated from currency translation in the amount of $3.15 million and $0.9 million, respectively, were recognized in other income for the year ended December 31, 2011 and 2010. To estimate fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2011 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Intangible assets	$69,762	$0	$0	$69,762	5,290

Goodwill	158,905	0	0	158,905	23,325

	$228,667	$0	$0	$228,667	28,615

Intangible Assets

Intangible assets primarily comprise customer lists, video content and license, developed technologies, computer software purchased from unrelated third parties, domain names and trademarks, marketing rights and others as well as operating rights for licensed games.

In 2011, a $5.3 million impairment loss was recognized in the consolidated statements of comprehensive income to write down intangible assets from their carrying value of $75.1 million to their fair value of $69.8 million. For details of the intangible assets impairment loss, see Note 9 - Intangible Assets, Net.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities acquired as a result of the Company’s acquisition of interests in its subsidiaries and VIEs.

In 2011, a $23.3 million impairment loss was recognized in the consolidated statements of comprehensive income to write down goodwill from its carrying value $182.2 million to its fair value of $158.9 million. For details of the goodwill impairment loss, see Note 10 - Goodwill.

9. Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	As of December 31, 2011
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer lists	$42,395	$(29,659)	$(2,850)	$9,886
Video content and license	41,477	(24,532)	0	16,945
Developed technologies	27,233	(3,649)	(1,074)	22,510
Computer software	14,427	(9,722)	0	4,705
Domain names and trademarks	10,724	(2,843)	(389)	7,492
Marketing rights and others	9,210	(5,353)	(883)	2,974
Operating rights for licensed games	8,990	(2,193)	(2,549)	4,248
Others	2,723	(1,721)	0	1,002

Total	$157,179	$(79,672)	$(7,745)	$69,762

	As of December 31, 2010
Items	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer lists	$2,343	$(2,343)	$0	$0
Video content and license	8,927	(3,425)	0	5,502
Developed technologies	2,107	(1,000)	(933)	174
Computer software	11,950	(7,920)	0	4,030
Domain names and trademarks	4,617	(2,092)	0	2,525
Marketing rights and others	3,671	(3,654)	0	17
Operating rights for licensed games	8,428	(1,352)	(2,016)	5,060
Others	1,580	(1,580)	0	0

Total	$43,623	$(23,366)	$(2,949)	$17,308

Impairment Loss

In 2011, the Company recognized intangible assets impairment losses of $5.3 million in the aggregate. Of $5.3 million total, $3.4 million was for the brand advertising segment relating to Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), $0.6 million was for the Wireless segment, $0.2 million was for the Changyou segment relating to Shanghai Jing Mao Culture Communication Co. Limited (“Shanghai Jingmao”), and $1.1 million was for the Changyou segment relating to other intangible assets. The combined impairment losses for Focus Yiju, Wireless and Shanghai Jingmao of $4.2 million are included in the Company’s statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses.” The remaining $1.1 million impairment loss is included in the Company’s statements of comprehensive income as product development expense. The fair value of the intangible assets was estimated using the income approach based on discounted cash flow expected to be generated from operations.

In 2010, Changyou recognized $2.9 million impairment loss for intangible assets in product development expense.

In 2009, no impairment loss was recognized.

Amortization

In 2011, 2010 and 2009, amortization of intangible assets was $42.6 million, $2.9 million and $1.9 million, respectively.

As of December 31, 2011, amortization expenses for future periods are estimated to be as follows:

For the year ending December 31,	(in thousands)
2012	$32,523
2013	11,773
2014	8,499
2015	6,741
2016	3,779
Thereafter	6,447

Total expected amortization expense	$69,762

10. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Wireless	Changyou	Sogou	Total
Balance as of December 31, 2009
Goodwill	$50,315	$15,439	$0	$7,477	$73,231
Accumulated impairment losses	(17,676)	0	0	0	(17,676)

	32,639	15,439	0	7,477	55,555

Transactions in 2010
Acquisitions	0	0	10,258	1,885	12,143
Foreign currency translation adjustment	6	0	0	57	63
Inter-segment transfers	7,477	0	0	(7,477)	0

Balance as of December 31, 2010	$40,122	$15,439	$10,258	$1,942	$67,761

Balance as of December 31, 2010
Goodwill	$57,798	$15,439	$10,258	$1,942	$85,437
Accumulated impairment losses	(17,676)	0	0	0	(17,676)

	40,122	15,439	10,258	1,942	67,761

Transactions in 2011
Acquisitions	2,145	500	108,513	0	111,158
Foreign currency translation adjustment	35	3	3,161	100	3,299
Impairment losses	(2,170)	(15,942)	(5,201)	0	(23,313)

Balance as of December 31, 2011	$40,132	$0	$116,731	$2,042	$158,905

Balance as of December 31, 2011
Goodwill	$59,978	$15,942	$121,932	$2,042	$199,894
Accumulated impairment losses	(19,846)	(15,942)	(5,201)	0	(40,989)

After August 1, 2011, upon the acquisition of Focus Yiju, the Company identified three reporting units under the brand advertising segment, consisting of Focus Yiju, the 17173 Business and brand advertising (excluding Focus Yiju and the 17173 Business). Changyou segment had three reporting units, consisting of MMOG, Web-based game and others (Shanghai Jingmao). The Wireless and the Sogou reporting units were the same as the segments. The Company tested for goodwill impairment on October 1, 2011.

In 2011, the Company early adopted the revised guidance on “Testing of Goodwill for Impairment.” For the MMOG and Web-based game reporting units under the Changyou segment, the Company qualitatively assessed whether it was more likely than not that their fair values were less than their carrying amounts. For the reporting units other than MMOG and Web-based game, the Company tested for goodwill impairment by quantitatively comparing the fair values of those reporting units to their carrying amounts, without qualitative assessment.

In 2011, the Company engaged an independent valuation firm to perform goodwill impairment tests of the Focus Yiju, Wireless, Sogou and Shanghai Jingmao reporting units, which were the reporting units subject to quantitative assessment, and the Company independently performed impairment tests for the remaining reporting units.

For the qualitative analysis performed for MMOG and Web-based game reporting units under the Changyou segment, the Company took into consideration all of the events and circumstances listed in ASC 350, Intangibles - Goodwill and Other, in addition to other entity specific factors. After assessment, the Company concluded that the fair values of the reporting units were obviously higher than their carrying amounts, and determined that it was not necessary to perform the quantitative assessment for those two reporting units.

For the quantitative analysis performed for the other reporting units, the Company estimated the fair values by weighting the results from the income approach. The valuation approach considers a number of factors that include, but are not limited to, expected future cash flows, growth rates, and discount rates, and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of the business.

The Company’s assessment that goodwill impairments existed was based on management’s consideration of a combination of factors, including persistent declines in business conditions in the industries of certain of the reporting units, reductions in the Company’s projected operating results and estimated future cash flows for the reporting units as compared to the Company’s business development strategy, and decreases in revenues and earnings of comparable companies in the same region.

In 2011, as a result of the goodwill impairment tests, the Company concluded that the carrying value of (a) the Focus Yiju reporting unit, included in the Brand Advertising segment, (b) the Wireless reporting unit, and (c) Shanghai Jingmao reporting unit, included in the Changyou segment, exceeded their respective fair values, indicating that there was goodwill impairment in each of those units. The Company recorded goodwill impairment losses, equal to the difference between the carrying value of the goodwill and its implied fair value, of $2.2 million for Focus Yiju, $15.9 million for Wireless, and $5.2 million for Shanghai Jingmao. The goodwill impairment losses are included in the Company’s statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses.” The fair value of the other reporting units exceeded their carrying value, indicating that the goodwill of those reporting units was not impaired.

As a result of impairment tests conducted in 2010 and 2009, the Company concluded that the fair value of the reporting units substantially exceeded their carrying values, indicating that goodwill in the reporting units was not impaired.

11. Business Combinations

For Online Advertising Business

Acquisition of Focus Yiju

On August 1, 2011, The Company acquired 100% of the equity interests of Focus Yiju for fixed cash consideration of approximately $3.11 million, plus additional variable cash consideration of up to a maximum of $2.3 million that is contingent upon the achievement of specified performance milestones through June 30, 2014, plus a specified percentage of Focus Yiju’s net profit during the period ending June 30, 2014. Focus Yiju is primarily engaged in the advertising business. The Company began to consolidate Focus Yiju’s financial statements on August 8, 2011.

On the acquisition date, the allocation of the consideration for the assets acquired and liabilities assumed based on their fair value was as follows (in thousands):

As of August 8, 2011
Cash consideration	$3,110
Contingent consideration	2,167

Total consideration	5,277

Cash	1,739
Other tangible assets	313
Identifiable intangible assets acquired	3,386
Goodwill	2,145
Liabilities assumed	(2,306)

Total	$5,277

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of December 31, 2011, no measurement period adjustment had been recorded.

The acquisition of Focus Yiju includes a contingent consideration arrangement that requires additional consideration to be paid by the Company based on the future financial performance of Focus Yiju over a period through June 30, 2014. The fair value of the contingent consideration recognized on the acquisition date of $2.2 million was estimated by the Company assisted by an independent valuation firm, with the income approach applied.

Total identifiable intangible assets acquired upon acquisition include customer relationships of $2.9 million and non-compete agreements of $0.5 million. The customer relationships are amortized over an estimated average weighted useful life of 7 years and 5 months. Non-compete agreements are amortized over an estimated average weighted useful life of 2 years and 11 months. Goodwill primarily represents the expected synergies from combining operations of Focus Yiju with those of Sohu, which are expected to be complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

Based on an assessment of the acquired company’s financial performance made by the Company, the acquired company is not considered material to the Sohu Group. Thus management believes that the presentation of pro forma financial information with regard to the results of operations of the Sohu Group including the acquired company is not necessary.

In the fourth quarter of 2011, the Company’s management assessed that the performance of Focus Yiju was lower than expected and that it was probable that the performance targets could not be met. Accordingly, the Company reduced the fair value of the contingent consideration to zero. The Company reversed the $2.2 million contingent liability related to the contingent consideration and recorded it as other income in the consolidated statements of comprehensive income. The Company also recognized an intangible assets impairment loss of $3.4 million and a goodwill impairment loss of $2.2 million. See Note 9 - Intangible Assets, Net and Note 10 - Goodwill.

For Online Game Business

Acquisition of 7Road

On May 11, 2011, Changyou acquired, through its VIE Gamease, 68.258% of the equity interests of 7Road for fixed cash consideration of approximately $68.26 million, plus additional variable cash consideration of up to a maximum of $32.76 million that is contingent upon the achievement of specified performance milestones through December 31, 2012. 7Road is primarily engaged in Web-based game development. The Company began to consolidate 7Road’s financial statements on June 1, 2011. The purpose of the acquisition was to accelerate Changyou’s position in China’s online games industry and add a new category of game to Changyou’s growing product portfolio.

On the acquisition date, the allocation of the consideration for the assets acquired and liabilities assumed based on their fair value was as follows (in thousands):

As of June 1, 2011
Cash consideration	$68,258
Contingent consideration	28,051

Total consideration	96,309

Receivables	7,440
Other tangible assets	22,213
Completed Game	20,837
Games under development	3,561
Other identifiable intangible assets acquired	986
Goodwill	103,366
Liabilities assumed	(8,983)
Fair value of noncontrolling interest and put option	(53,111)

Total	$96,309

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of December 31, 2011, no measurement period adjustment had been recorded.

Prior to the acquisition, 7Road did not prepare its financial statements in accordance with U.S. GAAP. The Company determined that the cost of reconstructing the financial statements of 7Road for the periods prior to the acquisition outweighed the benefits. Based on an assessment of the financial performance of all companies acquired by the Sohu Group, the Company does not consider 7Road on its own to be material to the Sohu Group. Thus the Company’s management believes the presentation of pro forma financial information with respect to the results of operations of the Sohu Group for the business combination is not necessary.

The fair value of noncontrolling interest in 7Road has been determined mainly based on the number of shares held by noncontrolling shareholders and the equity value close to the acquisition date, taking into consideration other factors, as appropriate. If 7Road achieves specified performance milestones, subject to certain other specified circumstances the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a predetermined price agreed upon at the acquisition date (“the put option”). In accordance with ASC480, the Company measured this noncontrolling interest and a put option at their acquisition-date fair value. An independent valuation firm was hired to assist the Company to determine the fair value upon the acquisition date.

The acquisition of 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the future financial performance of 7Road over a period through December 31, 2012. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between nil and $32.76 million. The fair value of the contingent consideration recognized on the acquisition date of $28.05 million was estimated by the Company assisted by an independent valuation firm, with the income approach applied. There are no indemnification assets involved.

Total identifiable intangible assets acquired upon acquisition mainly include completed game, games under development and other identifiable intangible assets acquired, including non-compete agreement of $179,000, and relationships with operators of $807,000. The games under development will be subject to amortization after completion. Completed game and other identifiable intangible assets acquired are amortized over an estimated average weighted useful life of five years. Total goodwill of $103.4 million primarily represents the expected synergies from combining operations of 7Road with those of Changyou, which are expected to be complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

Acquisition of Shanghai Jingmao and its affiliate

In May 2010, in order to diversify Changyou’s marketing channels for its games, Changyou acquired 50% of the equity interests in each of Shanghai Jingmao and its affiliate, which are primarily engaged in the cinema advertising business in China. The investment was accounted for under the equity method of accounting due to Changyou’s inability to control Shanghai Jingmao. In January 2011, Changyou acquired the remaining 50% of the equity interests in each of Shanghai Jingmao and its affiliate for total consideration of approximately $3.0 million. Payments for $1.0 million of the total consideration are contingent upon occurrence of certain specified events and management considers the possibility of Changyou making gains due to the non-occurrence of the specified events to be remote. With unilateral control of 100% of the voting equity interests of Shanghai Jingmao and its affiliate, Changyou started to consolidate Shanghai Jingmao and its affiliate’s financial statements on February 1, 2011.

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

In accordance with ASC805 in a business combination achieved in stages, Changyou re-measured its previously held equity interests in Shanghai Jingmao and its affiliate as at their acquisition-date fair value using the discounted cash flow method and recognized a total loss of $613,000 in other expenses in the first quarter of 2011. Changyou hired an independent valuation firm to assist the Company to perform fair valuation of the previously held equity interests in Shanghai Jing Mao and its affiliate upon the acquisition date.

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill relating to the others business segment. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. Based on the assessment of their financial performance, neither Shanghai Jingmao nor its affiliate, separately, nor the two companies together, are considered material to the Sohu Group for the period presented.

Total identifiable intangible assets acquired upon acquisition mainly include cinema advertising slot rights of $8,330,000, partnership relationship of $1,035,000, trade name of $502,000, non-compete agreement of $126,000, and customer list of $108,000. Except for trade name, which is expected to have an indefinite useful life, other identifiable intangible assets acquired have an estimated average weighted useful life of two years. Under ASC350, intangible assets with an indefinite useful life are not amortized and their remaining useful life is evaluated at each reporting period to determine whether events and circumstances continue to support an indefinite life. Goodwill primarily represents the expected synergies from combining operations of Shanghai Jingmao and its affiliate with those of Changyou, which are complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

In the fourth quarter of 2011, in view of Shanghai Jingmao’s less-than-satisfactory performance, the Company recognized an intangible assets impairment loss of $0.2 million and a goodwill impairment loss of $5.2 million for Shanghai Jingmao. See Note 9 - Intangible Assets, Net and Note 10 - Goodwill.

Acquisition of ICE HK and its affiliate

In May 2010, Changyou acquired 100% of the equity interests in ICE Entertainment (HK) Limited (“ICE HK”) and its subsidiary and VIE (collectively, the “ICE Group”), which are engaged in online games development and operations in China, for cash consideration of $7.0 million. Since Changyou has unilateral control of the ICE Group as a result of Changyou’s control of 100% of the voting equity interests of the ICE Group, Changyou began to consolidate the ICE Group’s financial statements commencing with the acquisition. Changyou views the acquisition of the ICE Group as an integral piece of Changyou’s strategy to expand its online game business in China.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values on the acquisition date was as follows (in thousands):

As of May 31, 2010
Tangible assets acquired	$4,091
Game under development	769
Other identifiable intangible assets acquired	252
Goodwill	10,258
Liabilities assumed	(8,370)

Total	$7,000

The excess of the purchase price over the tangible assets, identifiable intangible assets (mainly registered game players and game operating platform) and games under development acquired and liabilities assumed was recorded as goodwill. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of December 31, 2011, no measurement period adjustment had been recorded.

Prior to the acquisition, the ICE Group did not prepare its financial statements in accordance with U.S. GAAP. Changyou determined that the cost of reconstructing the financial statements of the ICE Group for the periods prior to the acquisition outweighed the benefits. Based on an assessment of the financial performance of all companies acquired by the Sohu Group, the Company does not consider the ICE Group on its own to be material to the Sohu Group. Thus the Company’s management believes the presentation of pro forma financial information with respect to the results of operations of the Sohu Group for the business combination is not necessary.

Other identifiable intangible assets acquired upon consolidation mainly include game operating platform of $221,000, and registered game players of $31,000, which have an estimated weighted average useful life of two years. Total goodwill of $10.3 million primarily represents the expected synergies from combining operations of Changyou and ICE Group, which are complementary to each other. In accordance with ASC350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

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

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Income before income tax expense
Income from China operations	$322,046	$258,183	$134,240
Income/(loss) from non China operations	(47,151)	(23,968)	75,494

Total income before income tax expense	$274,895	$234,215	$209,734

Income tax expense applicable to China operations
Current income tax expense	$47,215	$35,202	$29,880
Deferred tax	(4,884)	(1,850)	(985)

Subtotal income tax expense applicable to China operations	42,331	33,352	28,895
Foreign income tax expense	2,727	1,712	3,905
Foreign withholding tax expense	1,494	967	945

Total income tax expense	$46,552	$36,031	$33,745

In 2011, of the $46.6 million income tax expense, $47.2 million was for China-based income, which mainly arose from the Company’s online game business. In accordance with U.S. GAAP, the Company realized $3.0 million of windfall tax benefits from existing U.S. federal net operating losses (“NOL”) generated from excess tax deductions related to share-based awards, which reduced its taxes payable in 2011. This excess tax benefit was correspondingly charged to the shareholders’ equity section in the consolidated balance sheets using the with-and-without approach and presented as a cash outflow from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise involve cash flows.

The Company did not have any penalties or significant interest associated with tax positions for the year ended December 31, 2011.

The combined effects of the income tax exemption and reduction available to the Company are as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Tax holiday effect	$53,438	$43,113	$35,911
Basic net income per share effect	1.40	1.14	0.94

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory rate:	34%	35%	35%
Effect of tax holidays applicable to the subsidiaries and the VIEs	(19%)	(18%)	(17%)
Tax differential from statutory rate applicable to the subsidiaries and the VIEs	(13%)	(14%)	(12%)
Effect of withholding taxes	1%	0%	0%
Changes in valuation allowance for deferred tax assets	11%	9%	7%
Others	3%	3%	3%

	17%	15%	16%

PRC Corporate Income Tax

Related to High and New Technology Enterprises

Under the previous PRC income tax law, which expired on December 31, 2007, High and New Technology Enterprises (“NHTEs”) located in the Zhongguancun zone of Beijing (“BJ ZGC”) were exempted from income tax for three years beginning with their first year of operations and were entitled to a 50% tax reduction to 7.5% for the subsequent three years and 15% thereafter. The years during which NHTEs enjoy preferential tax rates are known as “tax holidays.”

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

In 2008, three China-based subsidiaries, Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”) and Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), qualified as NHTEs. In July 2011, in accordance with guidance issued by governmental authorities, these three companies resubmitted applications for qualification as NHTEs, which were approved in late August 2011. Therefore, Sohu Era is subject to a 15% income tax rate for the year 2011 and the next two years. Sohu Media and Sogou Technology enjoyed a 7.5% income tax rate for the year 2011 due to their unexpired tax holidays and will be subject to a 15% income tax rate for the next two years.

In 2009, two China-based VIEs, Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), qualified as NHTEs. These two companies will reapply for qualification in 2012. In 2011, Sohu Internet was subject to a 15% income tax rate and Sogou Information enjoyed a 7.5% income tax rate due to its unexpired tax holiday.

In 2011, Changyou’s China-based subsidiary Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Changyou’s China-based VIE Gamease qualified as NHTEs. These two companies will be subject to a 15% income tax rate commencing 2012.

Related to Software Enterprises

Under the current CIT Law, a Software Enterprise can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

In 2008, AmazGame and Gamease qualified as “Software Enterprises.” As a result, both AmazGame and Gamease became subject to a 0% income tax rate for the full year 2008 and a 50% tax reduction to a rate of 12.5% from the fiscal year 2009 to the fiscal year 2011. In 2009, 7Road qualified as a “Software Enterprise,” which entitled 7Road to an income tax exemption in 2009 and 2010 and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

In 2010, Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”) and Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) qualified as “Software Enterprises.”

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

As of December 31, 2011, the Company had not recorded any withholding tax on the retained earnings of its foreign invested enterprises in the PRC, since the Company intends to reinvest its earnings to further expand its business in mainland China, and its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies.

U.S. Federal Income Tax

As of December 31, 2011, the Company had U.S. NOL of approximately $21.7 million available to offset against future federal income tax liabilities, which was generated from excess tax deductions related to share-based awards. The U.S. NOL will begin to expire in 2024.

The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or VIEs because in the foreseeable future the Company does not have the intention to repatriate those undistributed earnings or losses to U.S. where it would be subject to U.S. Corporate Income Tax, except that, under certain circumstances, the Company may repatriate to the U.S. income that will be subject to U.S. Alternative Minimum Tax. As of December 31, 2011 and 2010, these cumulative undistributed earnings are included in consolidated retained earnings on the balance sheets and amounted to $711.8 million and $554.4 million, respectively. An estimated $242.0 million and $194.0 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2011 and 2010.

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss from operations	$37,542	$31,120
Net operating loss from exercise or settlement of share-based awards	0	1,439
Share-based compensation	825	684
Intangible assets transfer	3,239	3,782
Accrued payroll, welfare and expense	6,784	2,451
Fixed assets related	1,231	1,934
Others	1,385	692

Total deferred tax assets	51,006	42,102
Less: Valuation allowance	(43,979)	(38,812)

Net deferred tax assets	$7,027	$3,290

Deferred tax liabilities
Intangible assets from business acquisitions	$(5,146)	$0
Others	(337)	(395)

Total deferred tax liabilities	$(5,483)	$(395)

As of December 31, 2011, the Company had net operating losses from PRC entities of approximately $154.3 million available to offset against future net profit for income tax purposes. The PRC net operating loss will begin to expire in 2012.

Uncertain Tax Positions

The Company did not have any unrecognized uncertain tax positions for the year ended December 31, 2011. The following table summarizes the Company’s recognized uncertain tax positions from January 1, 2009 to December 31, 2011 (in thousands):

	As of December 31,
	2011	2010	2009
Beginning balance	$3,067	$3,067	$0
Increases related to prior year tax positions	22	0	0
Decreases related to prior year tax positions	0	0	0
Increases related to current year tax positions	0	0	3,067

Ending balance	$3,089	$3,067	$3,067

No penalties associated with uncertain tax positions were accrued for the year ended December 31, 2011.

For the each of the years ended December 31, 2011, 2010 and 2009, the total amount of uncertain tax positions recognized was $3.1 million. The Company does not anticipate the uncertain tax positions to significantly increase or decrease within twelve months of December 31, 2011.

Uncertain tax position generated in the year of 2009

For PRC Corporate Income Tax, the PRC tax bureau communicated to some subsidiaries within the Sohu Group that certain expenses should not be treated as deductible for income tax purposes under the CIT Law, although the current CIT Law is silent in that regard. The Sohu Group had treated such expense as tax deductible in previous periods. This treatment had been communicated to the tax bureau, without the Sohu Group’s receiving any objections or challenges with respect to prior PRC income tax filings. Based on the tax bureau’s current interpretation, the Sohu Group concluded that it was more likely than not that such expenses would not be allowed by the tax bureau as deductions for income tax purposes. Hence, the Sohu Group recognized income tax expense of $1.2 million in the second quarter of 2009 as a result of the change in the tax bureau’s position. The Sohu Group will not reverse this treatment unless it receives a written clarification issued by the tax authority that this kind of expense is deductible for income tax purposes. In addition, the Sohu Group recognized income tax expense of $1.8 million in the fourth quarter of 2009 for the uncertain tax position arising from related party transactions between subsidiaries of the Company. The situation is unchanged as of December 31, 2011.

Uncertain tax position generated in the year of 2010

For PRC Corporate Income Tax, since the current CIT Law was put into effect as of January 1, 2008, guidance for the law has been issued regularly. In April 2010, the State Administration of Tax (“SAT”) issued a circular relating to the implementation of preferential tax treatment for NHTEs. However, to date, the Beijing local-level tax bureau has not implemented this circular and has indicated that it believes that the relevant provisions might not apply to NHTEs in BJ ZGC. Therefore, the Company did not change its current practice. The Company expects more guidance will be issued in the future.

13. Commitments and Contingencies

Contractual Obligation

Purchase of Office Building

In November 2009, the Company entered into an agreement to purchase a Beijing office building, now under construction, which will serve as the Company’s headquarters. Of a total purchase price of approximately $127 million, $108 million had been paid as of December 31, 2011 and was recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $19 million will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012. In December 2011, the Company entered into an agreement for technological infrastructure and fitting-out work for this office building, with a contract amount of $28 million. As of December 31, 2011, $16 million had been paid and was recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $12 million will be settled in the next two years.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building, now under construction, which will serve as its headquarters. Of a total purchase price of approximately $158 million, $126 million had been paid as of December 31, 2011 and was recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $32 million will be settled in installments as various stages of the development plan are completed. Construction is expected to be completed by the end of 2012.

Other Contractual Obligations

The Sohu Group also has certain commitments, related to future content and service purchases, operating lease obligations, and purchase fees of developed game developed by third-parties, which are presented in the following table (in thousands):

As of December 31,	Content and Service Purchases	Operating Lease Obligations	Purchase Fees of Developed Game Developed by Third-parties	Total Payments Required
2012	$113,171	$19,531	$1,744	$134,446
2013	7,461	15,299	0	22,760
2014	677	6,867	0	7,544
2015	20	2,742	0	2,762
2016	14	2,425	0	2,439
Thereafter	0	0	0	0

Total payments required	$121,343	$46,864	$1,744	$169,951

For the years ended December 31, 2011, 2010 and 2009, rental expense included in the operating lease was approximately $12.2 million, $4.9 million, and $8.6 million, respectively.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of December 31, 2011, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

Long-term Tax Payable for Uncertain Tax Positions

As a result of its adoption of ASC 740, during 2009, the Company recorded uncertain tax positions of $3.1 million and recognized related long-term tax payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. See Note 12 - Income Taxes - Uncertain Tax Positions.

Laws and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, online game, wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC laws and regulations that could affect Sohu Group’s VIE structure are discussed in Note 14 - VIEs.

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

VIEs Consolidated within the Sohu Group

The Company has adopted the guidance of accounting for VIEs, which requires certain VIEs to be consolidated by the primary beneficiary of the entity. The Company’s management evaluated the relationships between the Company and its VIEs and the economic benefit flow of contractual arrangements. In connection with such evaluation, management also took into account the fact that, as a result of contractual arrangements, the Sohu Group controls the shareholders’ voting interests in the VIEs. The Sohu Group is the primary beneficiary for its VIEs. As a result, each VIE’s results of operations, assets and liabilities have been included in the Company’s consolidated financial statements.

All of the VIEs are directly or indirectly owned by Dr. Charles Zhang, the Company’s Chairman, Chief Executive Officer and a major shareholder, or other executive officers and employees of the Sohu Group identified below. Capital for these VIEs was funded by the Sohu Group through loans provided to Dr. Charles Zhang and those other executive officers and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time as requested by Sohu Group to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, and also has the obligation to absorb losses of the VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of December 31, 2011, the aggregate amount of these loans was $17.2 million.

Under contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of December 31, 2011, the registered capital and PRC statutory reserves of the VIEs totaled at $26.6 million. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

For Online Advertising Business

Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in the PRC in 2002 and is engaged in entertainment and advertising business in the PRC. As of December 31, 2011, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng hold 80% and 20% interests, respectively, in this entity.

b)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was incorporated in the PRC in 1999 and is engaged in mapping services in the PRC. Tu Xing Tian Xia was acquired by the Company in 2005. As of December 31, 2011, the registered capital of Tu Xing Tian Xia was $0.2 million. Beijing Century High-Tech Investment Co., Ltd. (“High Century”) and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

c)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of December 31, 2011, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each holds a 50% interest in this entity.

d)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in the PRC in 2010 and is engaged in advertising services in the PRC. As of December 31, 2011, the registered capital of Pilot New Era was $0.7 million. High Century and Sohu Internet each holds a 50% interest in this entity.

e)	Focus Yiju

Focus Yiju was acquired in August 2011 and is engaged in advertising services in the PRC. As of December 31, 2011, the registered capital of Focus Yiju was $1.6 million. High Century holds a 100% interest in this entity.

f)	17173 Network

Beijing 17173 Network Technology Co., Ltd. (“17173 Network”) was incorporated in the PRC in 2011 and is engaged in technology development and advertising services in the PRC. As of December 31, 2011, the registered capital of 17173 Network was $1.6 million. Jing Zhou and Bus Online Media Co., Ltd. each holds a 50% interest in this entity.

g)	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in the PRC in 2011 and is engaged in program production, and performance and artist agency services in the PRC. As of December 31, 2011, the registered capital of Tianjin Jinhu was $0.5 million. Ye Deng and Chun Liu each holds a 50% interest in this entity.

Search and Others Business

h)	Sogou Information

Sogou Information was incorporated in the PRC in 2005 and is engaged in providing Internet information services in the PRC. As of December 31, 2011, the registered capital of Sogou Information was $2.5 million. Xiaochuan Wang and Xianxian Hao each holds a 50% interest in this entity.

For Online Game Business

i)	Gamease

Gamease was incorporated in the PRC in August 2007. As of December 31, 2011, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

j)	Shanghai ICE

Shanghai ICE was incorporated in the PRC in April 2005. Shanghai ICE and ICE Information were acquired by Changyou in May 2010. As of December 31, 2011, the registered capital of Shanghai ICE was $1.2 million. Runa Pi and Rong Qi each holds a 50% interest in this entity.

k)	Guanyou Gamespace

Guanyou Gamespace was incorporated in the PRC in August 2010. As of December 31, 2011, the registered capital of Guanyou Gamespace was $1.5 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

l)	7Road

7Road was incorporated in the PRC in January 2008. Gamease, which is one of Changyou’s VIEs, acquired 68.258% of 7Road’s equity interests in May 2011. As of December 31, 2011, the registered capital of 7Road was $1.5 million.

For Wireless Business

m)	Sohu Internet

Sohu Internet was incorporated in the PRC in 2003 and is engaged in Internet information, wireless and advertising services in the PRC. As of December 31, 2011, the registered capital of Sohu Internet was $14.9 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

n)	GoodFeel

GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was incorporated in the PRC in 2001 and is engaged in value-added telecommunication services in the PRC. GoodFeel was acquired by the Company in 2004. As of December 31, 2011, the registered capital of GoodFeel was $1.2 million. James Deng and Jing Zhou, hold 58.1% and 41.9% interests, respectively, in this entity.

o)	High Century

High Century was incorporated in the PRC in 2001 and is engaged in investment holding in the PRC. As of December 31, 2011, the registered capital of High Century was $4.6 million. Dr. Charles Zhang and Wei Li, hold 80% and 20% interests, respectively, in this entity.

p)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in October 2006. As of December 31, 2011, the registered capital of 21 East Beijing was $0.1 million. High Century holds a 100% interest in this entity.

q)	Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of December 31, 2011, the registered capital of Yi He Jia Xun was $2.7 million. Gang Fang and Yanfeng Lv each holds a 50% interest in this entity.

The following consolidated financial information of the Sohu Group’s VIEs was included in the accompanying consolidated financial statements as of and for the years ended (in thousands):

	As of December 31,
	2011	2010
Total assets	$405,854	$204,694
Total liabilities	$184,711	$77,520

	As of December 31,
	2011	2010	2009
Net revenue	$708,077	$415,010	$331,296
Net income	$35,862	$21,746	$23,465

VIEs collectively under the brand advertising business, search and others business and wireless business are classified as Sohu’s VIEs, and VIEs collectively under the online game business are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs	Year ended December 31,
	2011	2010	2009
Net cash (used in)/provided by operating activities	$(29,503)	$25,270	$(16,314)
Net cash used in investing activities	(3,518)	(170)	(292)
Net cash provided by financing activities	$2,064	$0	$0

Cash flows of Changyou’s VIEs	Year ended December 31,
	2011	2010	2009
Net cash provided by/(used in) operating activities	$56,622	$32,394	$(4,561)
Net cash used in investing activities	(80,971)	(3,682)	(2,635)
Net cash used in financing activities	$0	$(28,084)	$0

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

VIEs Not Consolidated within the Sohu Group

In 2010, in order to diversify Changyou’s marketing channels for its games, Changyou acquired a 50% equity interest in Shanghai Jingmao and its affiliate. Although following the acquisition Shanghai Jingmao and its affiliate were variable interest entities of Changyou under U.S. GAAP, Changyou was not the primary beneficiary of Shanghai Jingmao and its affiliate because Changyou was not able to direct their activities. Accordingly, Changyou did not consolidate the financial statements of Shanghai Jingmao and its affiliate prior to February 1, 2011, and Changyou’s investment was accounted for under the equity method of accounting. In January 2011, Changyou acquired the remaining 50% of the equity interests in each of Shanghai Jingmao and its affiliate, resulting in Changyou’s having control of 100% of the voting equity interests. Accordingly, Changyou began to consolidate the financial statements of Shanghai Jingmao and its affiliate on February 1, 2011.

15. Sohu.com Inc. Shareholders’ Equity

Summary of Sohu.com Inc.’s outstanding shares (in thousands):

	Number of Outstanding Shares As of December 31,
	2011	2010	2009
Common stock:
Balance, beginning of year	38,025	37,749	38,095
Issuance of common stock	307	276	405
Repurchase of common stock	(250)	0	(751)

Balance, end of year	38,082	38,025	37,749

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

On August 29, 2011, Sohu’s Board of Directors authorized a combined share purchase program of up to $100 million of outstanding shares of common stock of Sohu and/or the outstanding ADSs of Changyou over a one-year period from September 1, 2011 to August 31, 2012. As of December 31, 2011, the Company had repurchased 250,000 shares of its common stock, which will be treated as treasury stock, for consideration of $16.6 million. The Company also purchased 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, for consideration of $25.7 million. The total amount purchased under the combined share purchase program was $42.3 million. For the year ended December 31, 2010, the Company did not purchase any shares of its common stock. For the years ended December 31, 2009, the Company repurchased 751,224 shares of its common stock for total consideration of $40 million under the share repurchase plan approved by the Board of Directors in October 2008, which expired in 2009.

Stock Incentive Plan

Sohu, Changyou and Sogou all have incentive plans for the granting of share-based awards, including common stock/ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

1) Sohu.com Inc. Share-based Awards

Sohu’s 2000 Stock Incentive Plan

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”) provided for the issuance of up to 9,500,000 shares of common stock, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. Most of these awards vest over a period of four years. The maximum term of any issued stock right under the Sohu 2000 Stock Incentive Plan is ten years from the grant date. The Sohu 2000 Stock Incentive Plan expired on January 24, 2010 and a new plan (the Sohu 2010 Stock Incentive Plan discussed below) was adopted on July 2, 2010. As of the expiration date, 9,128,724 shares of common stock had been issued or were subject to issuance upon the vesting and exercise of share options or the vesting and settlement of restricted share units granted under the plan.

For the years ended December 31, 2011, 2010 and 2009, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $10.1 million, $19.0 million and $4.2 million, respectively.

i) Summary of share option activity

A summary of share options activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2011	426	$16.56	3.55	$20,017
Exercised	(97)	15.99
Forfeited or expired	0

Outstanding at December 31, 2011	329	16.73	2.52	10,934

Vested at December 31, 2011	329	16.73	2.52	10,934

Exercisable at December 31, 2011	329	16.73	2.52	10,934

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $50.00 on December 31, 2011 and the exercise price of share options. The total intrinsic value of share options exercised for the year ended December 31, 2011 was $6.7 million.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2011:

	Options Outstanding as of December 31, 2011			Options Exercisable as of December 31, 2011
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.86 - $2.27	16	0.28	$1.36	16	$1.36
$7.63 - $8.39	75	1.02	8.01	75	8.01
$15.40 - $16.84	20	2.98	16.31	20	16.31
$17.00 - $20.78	154	3.36	17.96	154	17.96
$22.86 - $34.51	64	2.69	27.95	64	27.95

	329			329

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the year ended December 31, 2011 and 2010, no share-based compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009. For the years ended December 31, 2009, total share-based compensation expense recognized for share options under Sohu’s 2000 Stock Incentive Plan was $0.9 million.

For the years ended December 31, 2011, 2010 and 2009, total cash received from the exercise of share options amounted to $1.6 million, $2.1 million and $4.1 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2011 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	706	$59.69
Granted	0
Vested	(211)	55.05
Forfeited	(50)	61.68

Unvested at December 31, 2011	445	61.66

Expected to vest thereafter	331	61.65

For the years ended December 31, 2011, 2010 and 2009, total share-based compensation expense recognized for restricted share units was $10.1 million, $19.0 million and $3.3 million, respectively.

As of December 31, 2011, there was $7.4 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.93 years. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2011, 2010 and 2009 was $14.9 million, $6.2 million and $8.5 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu’s 2010 Stock Incentive Plan (the “Sohu 2010 Stock Incentive Plan”), which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. Most of these awards vest over a period of four years. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of December 31, 2011, 1,473,618 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share units activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2011 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	20	$70.88
Granted	9	65.75
Vested	(13)	67.54
Forfeited	(2)	70.88

Unvested at December 31, 2011	14	70.88

Expected to vest thereafter	10	70.88

For the years ended December 31, 2011 and 2010, total share-based compensation expense recognized for restricted share units was $1.2 million and $0.03 million, respectively.

As of December 31, 2011, there was $0.6 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 1.17 years. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2011 and 2010 was $0.7 million and nil, respectively.

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

Through December 31, 2011, Changyou has granted under the Changyou 2008 Share Incentive Plan 13,000,000 Class B ordinary shares and 2,000,000 Class B restricted ordinary shares to Tao Wang, Chief Executive Officer of Changyou, through Prominence Investments Ltd. (“Prominence”) and 4,735,200 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees and certain Sohu employees. Prominence is an entity that may deemed under applicable rules of the Securities and Exchange Commission (“SEC”) to be beneficially owned by Tao Wang.

For the years ended December 31, 2011, 2010 and 2009, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $5.5 million, $8.5 million and $13.1 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

i) Share-based Award to Tao Wang, Chief Executive Officer of Changyou

In January 2008, Sohu communicated to and agreed with Tao Wang to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”). The 800,000 restricted ordinary shares were subject to a four-year vesting period commencing February 1, 2008. In addition, Tao Wang would not be entitled to participate in any distributions on Changyou shares, whether or not vested, until the earlier of Changyou’s completion of an initial public offering or February 2012, and in any event entitlement to distributions would be subject to vesting of the shares. The difference between the fair value (“Incremental Fair Value”) of these 700,000 ordinary shares and 800,000 restricted ordinary shares and Tao Wang’s contingent right in Beijing Fire Fox was accounted for as share-based compensation expense.

In January 2009, Changyou issued 700,000 of its Class B ordinary shares and 800,000 of its Class B restricted ordinary shares under its 2008 Share Incentive Plan to Tao Wang through Prominence.

In February 2009, 200,000 Class B restricted ordinary shares held by Prominence became vested. Upon this vesting, the number of Class B ordinary shares held beneficially by Tao Wang increased to 900,000 shares and the number of Class B restricted ordinary shares held beneficially by Tao Wang decreased to 600,000 shares.

On March 16, 2009, in preparation for its initial public offering, Changyou effected a ten-for-one share split that resulted in the aforementioned 900,000 Class B ordinary shares and 600,000 Class B restricted ordinary shares becoming 9,000,000 Class B ordinary shares and 6,000,000 Class B restricted ordinary shares, respectively.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the year ended December 31, 2011 is presented below:

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	4,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at December 31, 2011	2,000	1.36

Expected to vest thereafter	2,000	1.36

For the years ended December 31, 2011, 2010 and 2009, total share-based compensation expense recognized for the above-mentioned Class B restricted ordinary shares was $0.5 million, $1.2 million and $2.3 million, respectively.

As of December 31, 2011, there was $41,000 of unrecognized compensation expense related to the unvested Class B restricted ordinary shares. The expense is expected to be recognized over a weighted average period of 0.25 years. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the years ended December 31, 2011, 2010 and 2009 was $39.7 million, $32.7 million and $16.0 million, respectively.

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

ii) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

In April 2008, Changyou approved and communicated to executive officers other than Tao Wang the grant of an aggregate of 180,000 restricted ordinary shares and to certain key employees the grant of an aggregate of 94,000 restricted share units of Changyou (settleable in ordinary shares upon vesting). These restricted ordinary shares and restricted share units were subject to vesting over a four-year period commencing on February 1, 2008, with initial vesting also subject to the listing of Changyou’s ordinary shares in an initial public offering by Changyou. The fair value of the awards at grant date was recognized in the consolidated statements of comprehensive income starting from April 2, 2009, when ADSs representing Changyou’s Class A ordinary shares were first listed on the NASDAQ Global Select Market.

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

A summary of activity for the above Class B restricted share units as of and for the year ended December 31, 2011 is presented below:

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	1,320	$1.98
Granted	0
Vested	(660)	1.98
Forfeited	(25)	1.98

Unvested at December 31, 2011	635	1.98

Expected to vest thereafter	635	1.98

For the years ended December 31, 2011, 2010 and 2009, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.4 million, $0.9 million and $4.1 million, respectively.

As of December 31, 2011, there was $31,000 of unrecognized share-based compensation expense related to the unvested Class B restricted share units. The expense is expected to be recognized over a weighted average period of 0.25 years. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the years ended December 31, 2011, 2010 and 2009 was $13.1 million, $11.2 million and $12.4 million, respectively.

The methods Changyou used to determine the fair value as of the April 2008 grant date of these Class B restricted share units were the same as the methods used for the restricted ordinary shares granted to Tao Wang as described above.

iii) Share-based Awards to Other Employees

On February 17, 2009, Changyou granted an aggregate of 45,600 Class A restricted share units (settleable in Class A ordinary shares) to certain of its employees. These restricted share units are subject to vesting over a four-year period commencing upon the completion of the listing of Changyou’s Class A ordinary shares in an initial public offering by Changyou. The grant date fair value of the awards was recognized in Sohu’s consolidated statements of comprehensive income starting from April 2, 2009, when ADSs representing Changyou’s Class A ordinary shares were first listed on the NASDAQ Global Select Market.

On March 16, 2009, the above 45,600 Class A restricted share units became 456,000 Class A restricted share units as a result of a ten-for-one share split effected on that date.

A summary of activity for the Class A restricted share units as of and for the year ended December 31, 2011 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	282	$8.00
Granted	0
Vested	(94)	8.00
Forfeited	(19)	8.00

Unvested at December 31, 2011	169	8.00

Expected to vest thereafter	152	8.00

For the years ended December 31, 2011, 2010 and 2009, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.6 million, $1.0 million and $1.4 million, respectively.

As of December 31, 2011, there was $0.3 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units. The expense is expected to be recognized over a weighted average period of 0.66 years. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates during the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $1.7 million and nil, respectively.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

i) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

As of December 31, 2011, Changyou had granted an aggregate of 1,479,200 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the year ended December 31, 2011 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	925	$12.54
Granted	252	14.16
Vested	(306)	12.51
Forfeited	(6)	17.08

Unvested at December 31, 2011	865	12.99

Expected to vest thereafter	838	12.95

For the years ended December 31, 2011, 2010 and 2009, total share-based compensation expense recognized for the above 1,479,200 Class A restricted share units was $3.6 million, $5.3 million and $5.4 million, respectively.

As of December 31, 2011, there was $4.3 million of unrecognized compensation expense related to the unvested Class A restricted share units. The expense is expected to be recognized over a weighted average period of 1.05 years. The total fair value of Class A restricted share units vested during the years ended December 31, 2011, 2010 and 2009 was $6.1 million, $4.9 million and nil, respectively.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

ii) Share-based Awards to Employees of the 17173 Business

Before Changyou’s acquisition of the 17173 Business on December 15, 2011, Changyou had granted an aggregate of 60,000 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to certain employees of the 17173 Business, which was then owned and operated by Sohu, for their involvement in the provision of certain online game links and advertising services to Changyou on its Websites under a Marketing Services Agreement between Changyou and Sohu.

These Class A restricted share units are subject to graded vesting over a four-year period commencing on the grant date. Before Changyou’s acquisition of the 17173 Business on December 15, 2011, the Company has accounted for the Class A restricted share units granted by Changyou to employees of the 17173 Business as share awards granted by Sohu to its employees. After December 15, 2011, there was no change in this treatment, as the 17173 Business remained within Sohu Group. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period and the fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of restricted share units to employees of the 17173 Business as of and for the year ended December 31, 2011 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2011	40	$18.00
Granted	20	17.19
Vested	(10)	18.00
Forfeited	0

Unvested at December 31, 2011	50	17.67

Expected to vest thereafter	50	17.67

For the year ended December 31, 2011 and 2010, total share-based compensation expense recognized for the above 60,000 Class A restricted share units was $0.5 million and $0.07 million, respectively.

As of December 31, 2011, there was $0.5 million of unrecognized compensation expense related to the unvested Class A restricted share units. The expense is expected to be recognized over a weighted average period of 1.15 years. The total fair value of Class A restricted share units vested during the years ended December 31, 2011 was $0.2 million.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of December 31, 2011, Sogou had issued options for the purchase of 19,493,600 ordinary shares.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon the service period requirement for management and key employees being met and Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period, therefore each installment is considered to be granted at that date. As of December 31, 2011, 4,873,400 share options have been granted, part of the first installment had become vested and exercisable because both requirements had been met, and part of the first installment remained unvested because the service period requirement had not been met.

A summary of options activity under the Sogou 2010 Stock Incentive Plan as of and for the year ended December 31, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2011	0
Granted	4,873	$0.001
Exercised	0
Forfeited or expired	(106)	0.001

Outstanding at December 31, 2011	4,767	0.001	9.26

Vested at December 31, 2011 and expected to vest thereafter	4,740

Exercisable at December 31, 2011	4,630

Determining the fair value of the ordinary shares of Sogou required complex and subjective judgments regarding its projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

The Company and a qualified professional appraiser estimated the fair value of Sogou’s common shares primarily using the income approach in the form of discounted cash flow analysis, which is based on Sogou’s projected cash flow using management’s best estimate as of the valuation date. The Company also used the market approach as a check to corroborate the overall value for Sogou from the income approach by comparing the trading multiples of publicly-traded comparable companies to the implied multiples of Sogou based on the income approach.

The Sogou share-based compensation cost is measured at the fair value of the award as calculated under the Binomial option - pricing model (the “BP Model”). A calculation using the BP Model typically incorporates a large number of very short time periods to reflect a realistic range of possible prices that a share could achieve over the option’s contractual term, which could result in several hundred total nodes. In addition, various probabilities could be assigned to each node to reflect the impact that a node is expected to have in conjunction with exercise and post-vesting assumptions. Assumptions used in the BP Model are presented below:

Granted to Employees	2011
Average risk-free interest rate	3.11%~3.84%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	12.5%~22.3%
Weighted average expected option life	10
Volatility rate	54.39%~55.14%
Dividend yield	0%
Fair value	0.32~0.64

The Company estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In the Company’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. The Company estimated the forfeiture rate to be 12.5% for Sogou management’s and 22.3% for Sogou employees’ share options granted as of December 31, 2011. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

For the year ended December 31, 2011, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $1.5 million.

As of December 31, 2011, there was $48,420 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.58 years.

Share-based Awards to Sohu management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of December 31, 2011, Sohu had issued options for the purchase of 8,773,000 Sogou ordinary shares options to Sohu management and key employees under this arrangement.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon the service period requirement for management and key employees being met and Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each period, therefore each installment is considered to be granted at that date. As of December 31, 2011, 2,193,250 share options had been granted, and the first installment had become vested and exercisable because both requirements had been met.

A summary of options activity as of and for the year ended December 31, 2011 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2011	0
Granted	2,193	$0.625
Exercised	0
Forfeited or expired	(5)	0.625

Outstanding at December 31, 2011	2,188	0.625	9.36

Vested at December 31, 2011	2,188

Exercisable at December 31, 2011	2,188

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

For the year ended December 31, 2011, total share-based compensation expense recognized for share options under the arrangement was $0.3 million.

As of December 31, 2011, there was no unrecognized compensation expense because the options granted were fully vested.

16. Business Restructuring

Changyou Transactions

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

Sohu’s Shareholding in Changyou

Shareholding and Control

As of December 31, 2011, Changyou had outstanding a combined total of 105,023,250 Class A and Class B ordinary shares, consisting of:

(i)	1,500,000 Class A ordinary shares purchased by Sohu on the open market during the third quarter of 2011;

(ii)	70,250,000 Class B ordinary shares held by Sohu through its indirectly wholly-owned subsidiary Sohu Game;

(iii)	14,040,000 Class B ordinary shares held by Tao Wang through Prominence, including 2,000,000 Class B restricted ordinary shares that were not vested;

(iv)	1,805,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon conversion of Class B ordinary shares that had been issued upon the vesting and settlement of Class B restricted share units granted to them;

(v)	718,250 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon the vesting and settlement of Class A restricted share units granted to them; and

(vi)	16,710,000 Class A ordinary shares held by public shareholders.

Upon the completion of Changyou’s initial public offering in April 2009, vested Class B ordinary shares held by Tao Wang through Prominence became entitled to participate in distributions on Changyou shares. As of December 31, 2011, 6,000,000 of the 8,000,000 Class B restricted ordinary shares had vested. Treating Tao Wang’s remaining 2,000,000 Class B restricted ordinary shares as owned by Tao Wang, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 82% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire Board of Directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu continued to consolidate Changyou in Sohu’s consolidated financial statements but recognized noncontrolling interest reflecting shares held by shareholders other than Sohu.

Economic Interest

Because Tao Wang’s remaining 2,000,000 Class B restricted ordinary shares are subject to forfeiture to Sohu until they become vested, for accounting purposes those shares are treated as owned by Sohu, rather than as owned by Tao Wang. Therefore those shares are not included in the noncontrolling interest line items in Sohu’s consolidated financial statements. As a result, as of December 31, 2011, Sohu was treated as holding approximately 70% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 30% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements.

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

Dilutive Impact

As of December 31, 2011, Changyou had outstanding a combined total of 2,044,200 Class A and Class B restricted ordinary shares and restricted share units.

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

In the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou is calculated treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 19 - Net Income per Share.

Sogou Transactions

Restructuring Transactions

During 2010, the Company restructured the search business in preparation for the sale by its online search subsidiary Sogou of newly-issued Series A Preferred Shares to Alibaba, China Web and Photon.

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

Sohu’s Shareholding in Sogou

Shareholding and Control

As of December 31, 2011, Sogou had outstanding a combined total of 216,000,000 ordinary shares and Series A preferred shares, consisting of:

(i)	139,200,000 ordinary shares held by Sohu;

(ii)	24,000,000 Series A preferred shares held by Alibaba;

(iii)	14,400,000 Series A preferred shares held by China Web; and

(iv)	38,400,000 Series A preferred shares held by Photon.

As of December 31, 2011, Sohu held 64% of the combined total of Sogou’s outstanding ordinary shares and Series A preferred shares. As a result, Sohu had the power to elect the entire Board of Directors of Sogou and determine the outcome of all matters submitted to a shareholder vote. As Sogou’s controlling shareholder, Sohu consolidates Sogou in Sohu’s consolidated financial statements but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu.

Dilutive Impact

As of December 31, 2011, no vested share options had been exercised. Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, the Sogou shares underlying the unvested share options granted by Sogou and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on Sohu’s basic net income per share. Unvested share options and vested share options that have not yet been exercised do, however, have a dilutive impact on Sohu’s dilutive net income per share. See Note 19 - Net Income per Share.

17173 Transaction

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, Sohu closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”), a leading game information portal in China, for fixed cash consideration of $162.5 million. Under the acquisition agreement, the net profit of $1.3 million generated from Changyou’s operation of the 17173 Business during the transition period from December 16, 2011 through December 31, 2011 was accounted as part of the total consideration for the transaction. After the closing of the sale, Sohu continued to consolidate the results of operations of the 17173 Business in its consolidated financial statements.

From Sohu’s perspective, the transaction was between entities under common control, the carrying amount of the assets and liabilities of the 17173 Business remained unchanged subsequent to the transaction, and no gain or loss was recorded in Sohu’s consolidated statements of comprehensive income. However, because Changyou’s net assets decreased as of December 15, 2011 as a result of the transaction, a decrease of $41.9 million in the noncontrolling interest of Changyou was treated as a deemed contribution received from the noncontrolling interest shareholders and was recognized in equity in Sohu’s consolidated balance sheets. The transaction costs deemed to be incremental and directly attributable to the sale transaction were deducted from equity in Sohu’s consolidated balance sheets, and those not considered directly attributable to the transaction were expensed as incurred.

On and after December 16, 2011, the 17173 Business has been owned and operated by Changyou. However, under the acquisition agreement, Sohu continued to be entitled to the net profit of $ 1.3 million generated by the 17173 Business during the period from December 16, 2011 through December 31, 2011. As a result, a decrease of $0.38 million in the noncontrolling interest of Changyou was treated as a deemed contribution received from the noncontrolling interest shareholders and was recognized in equity of Sohu’s consolidated balance sheets.

On November 29, 2011, Sohu and Changyou entered into a services agreement and an online links and advertising agreement pursuant to which Sohu agreed to provide links and advertising space and technical support to Changyou, including the provision and maintenance of user log-in, information management and virtual currency payment systems. The agreements provide for a term of 25 years for the virtual currency payment system services, and an initial term of three years for all the other relevant services and links and advertising space, with aggregate fees payable by Changyou to Sohu of approximately $30 million. Under the agreements, Changyou may renew certain rights for a subsequent term of 22 years, and may obtain a perpetual software license in respect of the information management system and user log-in system following the expiration of the three-year term, subject to Changyou’s payment to Sohu of additional fees of up to approximately $5 million in the aggregate.

17. Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of 7Road and began to consolidate 7Road’s financial statements on June 1, 2011.

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

In accordance with ASC subtopic 480-10, the Company calculates, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the 7Road acquisition to the earliest redemption date of the noncontrolling interest and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity will be adjusted by an accumulative amount equal to the higher of (i) and (ii).

As of December 31, 2011, the estimated redemption value of the mezzanine equity was approximately $67.2 million based on the Company’s expectation as to 7Road’s financial performance. For the year ended December 31, 2011, the accretion charge was $2.6 million, and was recorded as net income attributable to the mezzanine classified noncontrolling interest shareholders in the statements of comprehensive income.

18. Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Company which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2011 and 2010, noncontrolling interest in the consolidated balance sheets was $210.6 million and $178.4 million, respectively.

	As of December 31,
	2011	2010
Changyou	$163,704	$130,283
Sogou	44,710	47,196
Others	2,232	963

Total	$210,646	$178,442

Noncontrolling Interest of Changyou

As of December 31, 2011 and 2010, $163.7 million and $130.3 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 30% and a 29%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of December 31, 2011 and 2010, $44.7 million and $47.2 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations and changes in equity/(deficit) attributable to shareholders other than Sohu, Sogou’s share-based compensation expenses, along with these shareholders’ original investments in the Series A Preferred Shares issued by Sogou.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $63.0 million, $49.6 million and $28.6 million, respectively.

	Year Ended December 31,
	2011	2010	2009
Changyou	$65,759	$49,917	$28,694
Sogou	(2,880)	(287)	0
Others	165	(75)	(92)

Total	$63,044	$49,555	$28,602

Noncontrolling Interest of Changyou

For the years ended December 31, 2011, 2010 and 2009, $65.8 million, $49.9 million and $28.7 million, respectively, net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing a 30%, a 29% and a 26%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the years ended December 31, 2011 and 2010, $2.9 million and $0.3 million net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

19. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted as follows:

(1)	Changyou’s net income attributable to Sohu is determined by the percentage of the weighted average number of Changyou shares held by Sohu over the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage of the economic interest in Changyou held by Sohu, which is used for basic net income per share calculation.

In the calculation of Sohu’s diluted net income per share, all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease. As a result, Changyou’s net income attributable to Sohu on a diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

(2)	Sogou’s net income/(loss) attributable to Sohu is determined by the percentage of the weighted average number of Sogou shares held by Sohu over the weighted average number of Sogou ordinary shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the Sogou’s net income/(loss) allocated to Sohu by virtue of the Sogou Series A Terms and the terms of the restructuring, which is used for basic net income per share calculation.

In the calculation of Sohu’s basic net income per share, Sogou’s net income/(loss) attributable to Sohu is determined according to the Sogou Series A Terms and the terms of Sogou’s restructuring. In the calculation of Sohu’s diluted net income per share, assuming a dilutive effect, the percentage of Sohu’s shareholding in Sogou was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The above difference is presented as “incremental dilution from Sogou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income from continuing operations attributable to Sohu.com Inc.	$162,741	$148,629	$147,387
Gain from discontinued e-commerce operations attributable to Sohu.com Inc.	0	0	446

Net income attributable to Sohu.com Inc., basic	162,741	148,629	147,833
Effect of dilutive securities:
Incremental dilution from Changyou	(6,777)	(9,294)	(8,561)
Incremental dilution from Sogou	(3,436)	0	0

Net income attributable to Sohu.com Inc., diluted	$152,528	$139,335	$139,272

Denominator:
Weighted average basic common shares outstanding	38,216	37,870	38,294
Effect of dilutive securities:
Share options and restricted share units	545	575	675

Weighted average diluted common shares outstanding	38,761	38,445	38,969

Basic net income per share attributable to Sohu.com Inc.
- Continuing operations	$4.26	$3.92	$3.85
- Discontinued e-commerce operations	0.00	0.00	0.01

Basic net income per share attributable to Sohu.com Inc.	$4.26	$3.92	$3.86

Diluted net income per share attributable to Sohu.com Inc.
- Continuing operations	$3.93	$3.62	$3.56
- Discontinued e-commerce operations	0.00	0.00	0.01

Diluted net income per share attributable to Sohu.com Inc.	$3.93	$3.62	$3.57

20. China Contribution Plan

The Company’s subsidiaries and VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2011, 2010 and 2009, the Company’s China based subsidiaries and VIEs contributed a total of $48.9 million, $35.4 million and $25.7 million, respectively, to these funds.

21. Profit Appropriation

The Company’s China-based subsidiaries and VIEs are required to make appropriations to certain non-distributable reserve funds.

In accordance with the China Foreign Investment Enterprises laws, those of the Company’s China-based subsidiaries that are considered under PRC law to be WFOEs are required to make appropriations from their after-tax profit as determined under generally accepted accounting principles in the PRC (the “after-tax-profit under PRC GAAP”) to non-distributable reserve funds, including (i) a general reserve fund, (ii) an enterprise expansion fund, and (iii) a staff bonus and welfare fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as general reserve fund until such appropriations for the fund equal 50% of the registered capital of the applicable entity. The appropriation for the other two reserve funds is at the Company’s discretion as determined by the Board of Directors of each entity.

In accordance with the China Company Laws, those of the Company’s China-based subsidiaries that are considered under PRC law to be domestically funded enterprises, as well as the Company’s VIEs, are required to make appropriations from their after-tax-profit under PRC GAAP to non-distributable reserve funds, including a statutory surplus fund and a discretionary surplus fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as statutory surplus fund until such appropriations for the fund equal 50% of the registered capital of the applicable entity. The appropriation for the discretionary surplus fund is at the Company’s discretion as determined by the Board of Directors of each entity.

Upon certain regulatory approvals and subject to certain limitations, the general reserve fund and the statutory surplus fund can be used to offset prior year losses, if any, and can be converted into paid-in capital of the applicable entity.

As a result of these and other restrictions under PRC laws and regulations, the Company’s China-based subsidiaries and VIEs are restricted in their ability to transfer a portion of their net assets in the form of non-distributable reserve funds to the Company in the form of dividends, loans or advances. Even though the Company currently does not require any such dividends, loans or advances from its China-based subsidiaries and VIEs for working capital and other funding purposes, the Company may in the future require additional cash resources from its China-based subsidiaries and VIEs due to changes in business conditions, to fund future acquisitions and development, or to declare and pay dividends to or make distributions to its shareholders.

For the years ended December 31, 2011, 2010 and 2009, the amount of profits appropriated to the general reserve fund and the statutory surplus fund was approximately $23.6 million, $7.1 million and nil, respectively.

22. Concentration Risks

Because its operations are substantially conducted in the PRC, the Sohu Group is subject to PRC-related political, economic and legal risks. Besides these risks, the Sohu Group may also have the following concentration risks.

Operation Risk

For the years ended December 31, 2011, 2010 and 2009, there are no revenues from clients that individually represent greater than 10% of the total revenues.

For the year ended December 31, 2011, 41% of the Sohu Group’s total revenue and 80% of the Sohu Group’s online game revenue was derived from a single massively multi-player online role-playing game called TLBB, which was launched in May 2007.

Financial instruments that potentially subject the Company to concentration risks consist primarily of cash and cash equivalents, short-term investments and investment in debt securities. Cash and cash equivalents in Sohu Group are mainly denominated in RMB and in U.S. dollars. Short-term investments and investment in debt securities are denominated in RMB. The Company may experience economic losses and negative impacts on earnings and equity as a result of fluctuations in the exchange rate between the U.S. dollar and the RMB. Moreover, the Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

Credit Risk

As of December 31, 2011, approximately 90% of the Sohu Group’s cash and cash equivalents were held in 16 financial institutions in China. The remaining cash and cash equivalents were held by financial institutions in the U.S., Singapore, Hong Kong, the United Kingdom, Malaysia, Korea and Vietnam.

As of December 31, 2010, approximately 77% of the Sohu Group’s cash and cash equivalents were held in 14 financial institutions in China. The remaining cash and cash equivalents were held by financial institutions in the U.S., Singapore, Hong Kong, the United Kingdom, Malaysia, Korea and Vietnam.

The Sohu Group holds its cash and bank deposits at Chinese financial institutions that are among the largest and most respected in the PRC and at international financial institutions with high ratings from internationally-recognized rating agencies. The Company’s management chooses these institutions because of their reputations and track records for stability, and their known large cash reserves, and management periodically reviews these institutions’ reputations, track records, and reported reserves.

Management expects that any additional institutions that the Sohu Group uses for its cash and bank deposits will be chosen with similar criteria for soundness. As a further means of managing its credit risk, the Sohu Group holds its cash and bank deposits in a number of different financial institutions. As of December 31, 2011 and 2010, the Sohu Group held its cash and bank deposits in different financial institutions and held no more than approximately 21% and 25% of its total cash at any single institution.

Under PRC law, it is generally required that a commercial bank in the PRC that holds third party cash deposits protect the depositors’ rights over and interests in their deposited money; PRC banks are subject to a series of risk control regulatory standards; and PRC bank regulatory authorities are empowered to take over the operation and management of any PRC bank that faces a material credit crisis.

For the credit risk related to accounts receivable, the Sohu Group performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

23. Subsequent Events

On January 4, 2012, Fox Video Limited (“Fox Video”), the holding entity of the video division, adopted a 2011 Share Incentive Plan which provides for the issuance of up to 25,000,000 ordinary shares of Fox Video (amounted to 10% shareholding in Fox Video) to management and key employees of the video division and to Sohu management. On January 4, 2012, options for the purchase of 15,546,200 of ordinary shares of Fox Video were granted under the plan. The first installment of 1,891,500 options was vested upon grant, based on the meeting of service period and performance target requirements prior to the grant. The balance of the share options granted on that date will become vested and exercisable in four equal installments, with each installment vesting upon service period requirements being met and the video division’s achievement of specified performance target for the corresponding period. The performance target for each installment will generally be set at the beginning of each vesting period.

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,589	$5,229
Prepaid and other current assets	373	286
Due from subsidiaries and variable interest entities	3,806	3,806

Total current assets	17,768	9,321
Interests in subsidiaries and variable interest entities	994,729	790,169

Total assets	$1,012,497	$799,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$4,072	$3,373

Total current liabilities	4,072	3,373

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 share authorized; 38,082 and 38,025 shares issued and outstanding, respectively)	44	43
Additional paid-in capital	366,210	338,033
Treasury stock (5,639 and 5,389 shares, respectively)	(131,292)	(114,690)
Accumulated other comprehensive income	76,219	38,228
Retained earnings	697,244	534,503

Total shareholders’ equity	1,008,425	796,117

Total liabilities and shareholders’ equity	$1,012,497	$799,490

SOHU.COM INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues	$0	$0	$0
Cost of revenues	0	0	0

Gross profit	0	0	0

Operating expenses:
General and administrative	5,474	5,293	3,835

Operating loss	(5,474)	(5,293)	(3,835)

Equity in profit of subsidiaries and variable interest entities	170,880	155,595	154,616
Other expense	0	0	0
Interest income	82	10	1,202

Income before income tax expense	165,488	150,312	151,983
Income tax expense	2,747	1,683	4,150
Net income	162,741	148,629	147,833

Other comprehensive income	37,991	16,726	153

Comprehensive income	$200,732	$165,355	$147,986

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$162,741	$148,629	$147,833
Adjustments to reconcile net income to net cash used in operating activities:
Equity in profit of subsidiaries and variable interest entities	(170,880)	(155,595)	(154,616)
Excess tax benefits from share-based payment arrangements	(3,011)	(1,169)	(3,927)
Share-based compensation expense	1,599	2,184	854
Changes in current assets and liabilities:
Due to (from) subsidiaries and variable interest entities	0	146	(27,882)
Prepaid and other current assets	(95)	5	289
Taxes payable	2,782	1,303	4,152
Accrued liabilities	610	(248)	2

Net cash used in operating activities	(6,254)	(4,745)	(33,295)
Cash flows from investing activities:
Net cash repatriated from (invested in) subsidiaries	22,418	4,042	(25,204)
Dividend received	4,227	0	11,008
Receipts from collections of loans to a subsidiary	0	0	61,213

Net cash provided by investing activities	26,645	4,042	47,017
Cash flows from financing activities:
Repurchase of common stock	(16,601)	0	(40,007)
Issuance of common stock	1,559	2,128	4,140
Excess tax benefits from share-based payment arrangements	3,011	1,169	3,927

Net cash (used in)/provided by financing activities	(12,031)	3,297	(31,940)

Net increase/(decrease) in cash and cash equivalents	8,360	2,594	(18,218)
Cash and cash equivalents at beginning of year	5,229	2,635	20,853

Cash and cash equivalents at end of year	$13,589	$5,229	$2,635

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with U.S. GAAP.

2.	The Company records its investment in subsidiaries under the equity method. Such investment and long-term loans to subsidiaries are presented on the balance sheets as interests in subsidiaries and VIEs and the profit of the subsidiaries is presented as equity in profit of subsidiaries and VIEs on the statements of comprehensive income.

For VIEs where the Company is the primary beneficiary, the amount of the Company’s investment is included on the balance sheets as interests in subsidiaries and VIEs and the profit or loss of the VIEs is included in equity in profit of subsidiaries and VIEs on the statements of comprehensive income.

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

3.	As of December 31, 2011 and 2010, there were no material contingencies, significant provisions of long-term obligations, mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

4.	For the years ended December 31, 2011 and 2010, there were no cash dividends paid to the Company by its consolidated subsidiaries or VIEs. For the year ended December 31, 2009, there was $11 million in cash dividends paid to the Company by its consolidated subsidiaries.

5.	Related party transactions

On December 15, 2011, in connection with the sale of the 17173 Business, Sohu.com Limited and Changyou.com HK Limited entered into a promissory note of $16 million with a fixed interest rate of 1% per annum. This promissory note is due on November 30, 2012.

On November 1, 2010, Sohu.com Limited and Sohu.com Inc. entered into a loan note of $5.7 million, with a fixed interest rate of 0.59% per annum for the payment of Stock Right Costs. This loan note is due on October 31, 2013.

Pursuant to the terms of Sogou’s restructuring in 2010, Sogou is liable for a loan payable to Sohu.com Inc in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in the search and others business and previously funded by Sohu.

For the year ended December 31, 2009, $61.2 million loan principal and $1.1 million loan interest were received from the Company’s subsidiaries and VIEs as loan repayments. As of December 31 2009, there was no loan balance outstanding due from its subsidiaries and VIEs.

EXHIBIT INDEX

Exhibit No.	Description

3.1(2)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(2)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

10.1(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.2(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.3(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.4(3)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.5(4)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.6(5)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.7(6)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.8(10)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.9(10)	Hosting Service Agreement between Sohu Era and China Telecom.

10.10(9)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.11(9)	Monternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

10.12(9)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.13(7)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.14(8)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.15(8)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.16(8)	Loan and Share Pledge Agreement between Sohu.com Inc. and Xin (Belinda) Wang.

10.16(11)	Hosting Service Agreement Among Sohu Internet, Sohu Era and China Network.

10.17(11)	Hosting Service Agreement Between Sohu Era and China Telecom.

10.18(12)	Purchasing Agreement of Real Property Between Sohu New Era and Vision Hua Qing.

10.19(13)	Underwriting Agreement, dated April 1, 2009, for Changyou.com Limited’s initial public offering.

10.20(14)	Agreement between Changyou.com Limited and Beijing Yinhe Wanda Co., Ltd. for the purchase of an Office Tower A at Beijing West Wanda Plaza, in Beijing, China.

10.21(15)	Employment Agreement, effective as of January 1, 2009, by and between Sohu.com Inc. and Charles Zhang.

10.22(16)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.23(16)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu New Media Information Technology Co., Ltd.

10.24(17)	Employment Agreement effective as of November 30, 2009, entered into on March 30, 2010, between Sohu.com Inc. and Xiaochuan Wang.

10.25(17)	Amended and Restated Marketing Services Agreement, dated January 1, 2010, by and between Sohu.com Inc. and Changyou.com Limited.

10.26(18)	Employment Agreement effective as of March 8, 2010, entered into on April 9, 2010, between Sohu.com Inc. and Carol Yu.

10.27(18)	Employment Agreement entered into and effective as of June 1, 2010 between Sohu.com Inc. and Belinda Wang.

10.28(19)	Project Cooperation Agreement of Changyou, dated August 23, 2010.

10.29(19)	Amended and Restated 2010 Stock Incentive Plan.

10.30(19)	Cooperation Agreement, dated September 30, 2010. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.31(20)	Series A Purchase Agreement of Sogou Inc., dated October 2, 2010. (Including Schedule A, Schedule B, Schedule 5.16(i), Schedule 5.16(ii), Schedule 5.16(iii))

10.32(20)	Amended and Restated Memorandum and Articles of Association of Sogou Inc.

10.33(20)	Series A Investors’ Rights Agreement of Sogou Inc. dated October 22, 2010.

10.34(20)	Right of First Refusal and Co-Sale Agreement of Sogou Inc. dated October 22, 2010.

10.35(20)	2010 Share Incentive Plan of Sogou Inc.

10.36(21)	Share Transfer Framework Agreement for Shenzhen 7Road Technology Co., Ltd. dated April 22, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.37(22)	Master Transaction Agreement, dated as of November 29, 2011, between, on the one hand, the registrant, Sohu.com Limited, Beijing Sohu Internet Information Service Co., Ltd., Beijing Sohu New Era Information Technology Co., Ltd., and Beijing Sohu New Media Information Technology Co., Ltd. and, on the other hand, Changyou.com Limited, Changyou.com HK Limited, Beijing Changyou Gamespace Software Technology Co., Ltd., and Beijing Guanyou Gamespace Digital Technology Co., Ltd.

10.38(22)	Amended and Restated Non-Competition Agreement, dated as of November 29, 2011, between Changyou.com Limited and the registrant.

10.39(22)	Services Agreement, dated as of November 29,2011, between Beijing Changyou Gamespace Software Technology Co., Ltd. and Beijing Sohu New Media Information Technology Co., Ltd.

10.40(22)	Online Links and Advertising Agreement, dated as of November 29, 2011, between Beijing Guanyou Gamespace Digital Technology Co., Ltd. and Beijing Sohu New Media Information Technology Co., Ltd.

14.1(7)	Code of Ethics and Conduct.

21.1(23)	Subsidiaries of the registrant.

23.1(23)	Consent of Independent Registered Public Accounting Firm.

23.2(23)	Consent of Haiwen & Partners, PRC Counsel.

24.1(23)	Power of Attorney (included in signature page to Form 10-K).

31.1(23)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(23)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(23)	Section 1350 Certification of Dr. Charles Zhang.

32.2(23)	Section 1350 Certification of Carol Yu.

101(23)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Condensed Consolidated Statements of Comprehensive Income for the year ended December 31, 2011, 2010 and 2009; (iii) Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2011, 2010 and 2009; (iv) Condensed Consolidated Statements of Changes in Equity for the year ended December 31, 2011, 2010 and 2009; (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail; and (vi) Schedule I – Condensed Financial Information Of Registrant.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).
(2)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(3)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.
(5)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.
(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.
(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005.
(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 2, 2005.
(11)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 8, 2007.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009.
(14)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.
(15)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2009.
(16)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2010.
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010.
(18)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 5, 2010.
(19)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010.
(20)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2011.
(21)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.
(22)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 1, 2011.
(23)	Filed herewith.