Form 10-Q
period 2012-03-31
SOHU COM INC
filed 2012-05-09
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2012
Common stock, $.001 par value	37,993,033

SOHU.COM INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$761,444	$732,607
Short-term investments	30,334	17,560
Investments in debt securities	79,437	79,354
Accounts receivable, net	83,740	87,066
Prepaid and other current assets	41,438	53,894

Total current assets	996,393	970,481

Fixed assets, net	156,075	152,652
Goodwill	159,038	158,905
Intangible assets, net	92,831	69,762
Prepaid non-current assets	270,346	270,282
Other assets	10,554	11,212

Total assets	$1,685,237	$1,633,294

LIABILITIES
Current liabilities:
Accounts payable	$48,574	$31,179
Accrued liabilities	80,415	95,409
Receipts in advance and deferred revenue	74,859	75,809
Accrued salary and benefits	46,307	45,300
Taxes payable	41,589	47,213
Deferred tax liabilities	1,402	0
Other short-term liabilities	38,423	35,816
Contingent consideration	782	476

Total current liabilities	332,351	331,202

Long-term accounts payable	15,105	3,612
Deferred tax liabilities	9,312	5,146
Contingent consideration	17,049	17,009

Total long-term liabilities	41,466	25,767

Total liabilities	373,817	356,969

Commitments and contingencies
MEZZANINE EQUITY	58,428	57,254
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 37,993 shares and 38,082 shares, respectively, issued and outstanding)	44	44
Additional paid-in capital	362,027	366,210
Treasury stock (5,889 and 5,639 shares, respectively)	(143,858)	(131,292)
Accumulated other comprehensive income	77,681	76,219
Retained earnings	720,352	697,244

Total Sohu.com Inc. shareholders’ equity	1,016,246	1,008,425
Noncontrolling interest	236,746	210,646

Total shareholders’ equity	1,252,992	1,219,071

Total liabilities, mezzanine equity and shareholders’ equity	$1,685,237	$1,633,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Online advertising:
Brand advertising	$60,968	$57,153
Search and others	21,637	7,979

Subtotal of online advertising revenues	82,605	65,132

Online games	127,446	94,930
Wireless	13,351	11,704
Others	3,202	2,603

Total revenues	226,604	174,369

Cost of revenues:
Online advertising:
Brand advertising	36,892	21,784
Search and others	13,128	6,665

Subtotal of cost of online advertising revenues	50,020	28,449

Online games	16,408	8,968
Wireless	8,853	6,892
Others	4,241	2,670

Total cost of revenues	79,522	46,979

Gross profit	147,082	127,390

Operating expenses:
Product development	38,593	23,223
Sales and marketing	38,654	28,633
General and administrative	17,794	12,166
Total operating expenses	95,041	64,022

Operating profit	52,041	63,368

Other income	1,613	510
Interest income	6,495	2,719
Exchange difference	(643)	(426)

Income before income tax expense	59,506	66,171
Income tax expense	18,687	11,002

Net income	40,819	55,169
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	1,111	0
Net income attributable to the noncontrolling interest shareholders	16,600	10,362

Net income attributable to Sohu.com Inc.	$23,108	$44,807

Net income	$40,819	$55,169
Other comprehensive income: Foreign currency translation adjustment, net of tax	1,787	7,426

Comprehensive income	42,606	62,595

Less: Comprehensive income attributable to the mezzanine classified noncontrolling interest	1,111	0
Comprehensive income attributable to noncontrolling interest shareholders	16,925	11,228

Comprehensive income attributable to Sohu.com Inc.	24,570	51,367

Basic net income per share attributable to Sohu.com Inc.	$0.61	$1.17

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,084	38,193

Diluted net income per share attributable to Sohu.com Inc.	$0.53	$1.01

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,485	38,767

The accompanying notes are an integral part of these condensed consolidated financial statements

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$40,819	$55,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,447	5,873
Share-based compensation expense	2,930	5,268
Amortization of intangible assets	17,629	6,437
Impairment of other intangible assets	575	0
Provision for allowance for doubtful accounts	2,981	461
Excess tax benefits from share-based payment arrangements	(1,048)	(173)
Others	(1,404)	350
Changes in assets and liabilities, net of acquisition:
Accounts receivable	421	1,839
Prepaid and other current assets	4,176	8,177
Deferred tax	3,045	0
Accounts payable	1,414	2,190
Taxes payable	(816)	(5,470)
Accrued liabilities	(10,172)	(14,085)
Receipts in advance and deferred revenue	(970)	3,712
Other short-term liabilities	5,025	2,607

Net cash provided by operating activities	73,052	72,355
Cash flows from investing activities:
Purchase of fixed assets	(12,735)	(8,445)
Purchase of intangible and other assets	(10,722)	(10,028)
Purchase of short-term investments	(30,428)	0
Proceeds from maturities of short-term investments	17,710	0
Acquisitions, net of cash acquired	(183)	(1,408)
Other cash payments relating to investing activities	1,417	0

Net cash used in investing activities	(34,941)	(19,881)
Cash flows from financing activities:
Issuance of common stock	40	1,219
Repurchase of common stock	(12,566)	0
Cash contribution received from the noncontrolling interest shareholders	0	941
Excess tax benefits from share-based payment arrangements	1,048	173
Exercise of share-based awards in subsidiary	974	0
Other cash payments relating to financing activities	(251)	0

Net cash (used in) /provided by financing activities	(10,755)	2,333
Effect of exchange rate changes on cash and cash equivalents	1,481	4,739

Net increase in cash and cash equivalents	28,837	59,546
Cash and cash equivalents at beginning of period	732,607	678,389

Cash and cash equivalents at end of period	$761,444	$737,935

Supplemental schedule of non-cash investing activity:
Consideration payable for business acquisitions	0	915

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2012

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646
Issuance of common stock	40	0	40	0	0	0	0
Repurchase of common stock	(12,566)	0	0	(12,566)	0	0	0
Share-based compensation expense	2,930	0	1,703	0	0	0	1,227
Settlement of share-based awards in subsidiary	974	0	(7,145)	0	0	0	8,119
Deemed contribution from noncontrolling shareholders (related to sale of the 17173 Business by Sohu to Changyou)	0	0	171				(171)
Excess tax benefits from share-based awards	1,048	0	1,048	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	39,708	0	0	0	0	23,108	16,600
Foreign currency translation adjustment, net of tax	1,787	0	0	0	1,462	0	325

Ending balance	$1,252,992	$44	$362,027	$(143,858)	$77,681	$720,352	$236,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2011

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$974,559	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442
Issuance of common stock	1,219	1	1,218	0	0	0	0
Contribution received from the noncontrolling interest shareholders	941	0	0	0	0	0	941
Share-based compensation expense	5,268	0	3,498	0	0	0	1,770
Settlement of share-based awards in subsidiary	0	0	(8,130)	0	0	0	8,130
Excess tax benefits from share-based awards	173	0	173	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	55,169	0	0	0	0	44,807	10,362
Foreign currency translation adjustment, net of tax	7,426	0	0	0	6,560	0	866

Ending balance	$1,044,755	$44	$334,792	$(114,690)	$44,788	$579,310	$200,511

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

On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang, for an aggregate of $48 million. Following the sale, as Sohu is Sogou’s controlling shareholder, Sohu continues to consolidate Sogou in Sohu’s consolidated financial statements, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. See Note 10 - Business Restructuring - Sogou Transactions.

Online Games

The online game business is conducted by Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”).

The online game business consists of development, operation and licensing of massively multiplayer online games (“MMOGs”), which are interactive online games that may be played simultaneously by hundreds of thousands of game players, and Web-based games, which are played over the Internet using a Web browser. Changyou currently operates several MMOGs in China, including the in-house developed Tian Long Ba Bu (“TLBB”) and Duke of Mount Deer (“DMD”) and other MMOGs that were licensed from third parties. Changyou also licenses to third-party operators, in China and overseas, DDTank and Shen Qu, Web-based games developed by its variable interest entity Shenzhen 7Road Technology Co., Ltd. (“7Road”), which Changyou acquired in May 2011.

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, as Sohu is Changyou’s controlling shareholder, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. For the first quarter of 2012, approximately 31% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements. See Note 10 - Business Restructuring - Changyou Transactions.

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, Sohu closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”), a leading game information portal in China, for fixed cash consideration of $162.5 million. After the closing of the sale, Sohu continued to consolidate the results of operations of the 17173 Business in Sohu’s consolidated financial statements. See Note 10 - Business Restructuring - 17173 Transaction.

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

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

Change in Presentation to Properly Reflect the Classification of Expenses of Video Business

Historically, the video division was a relative small operation within the Sohu Group. It did not have clearly defined business departments and it was highly dependent on the Sohu Group’s resources to sustain its operation. The video division’s compensation and benefits expenses were recorded under cost of revenues and were not allocated to individual operating expense categories, in view of the fact that most of the employees in the video division provided services related to the maintenance of content and resources that directly contributed to video-related brand advertising revenues.

In the first quarter of 2012, as the video division has grown significantly and business departments have been defined through the restructuring process to become more self-sustainable, compensation and benefits expenses have been allocated to the respective business departments to properly reflect the operating results of the video division. The video division’s compensation and benefits expenses were classified as cost of revenues, product development, sales and marketing and general and administrative expenses, respectively, based on the nature of the related employees’ roles and responsibilities. To conform to current period presentations, the relevant amounts for prior periods have been changed accordingly. The change from cost of revenues to operating expenses was not material to historical periods, and amounted to $0.7 million for the three months ended March 31, 2011.

Reclassification of Expenses of Search and Others Business

To expand distribution of customers’ sponsored links or advertisements, the search and others business acquires traffic from third-party Websites. Most traffic acquisition payments are made to Sogou’s Website Alliance members. Payments to Sogou’s Website Alliance members are based on a portion of pay-for-click revenues generated from clicks by users of their properties, and are included in cost of revenues. A relatively small portion of traffic acquisition payments to third-party Websites are based on pre-agreed unit prices and the actual traffic volume they direct to the search and others business. Prior to 2012, traffic acquisition payments based on pre-agreed unit price and the actual traffic volume were recorded in sales and marketing expenses.

In the first quarter of 2012, in order to enhance comparability with industry peers, all traffic acquisition payments were recorded in cost of revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $1.8 million for the three months ended March 31, 2011.

2.	Segment Information

The Company’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (“CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. There are five segments in the Sohu Group, consisting of brand advertising, Sogou (which mainly consists of the search and related business), Changyou (which mainly consists of the online game business), wireless and others.

Beginning with the second quarter of 2011, to better reflect management’s perspective and match the segment with the entity, the Company changed the segment names of sponsored search and game to Sogou and Changyou, respectively.

On December 15, 2011, the Company completed the sale of the 17173 Business to Changyou. During the transition period from December 16, 2011 to December 31, 2011, the Company was in the process of realigning its CODM review structure in the light of the transaction, and continued to review the 17173 Business as part of the brand advertising segment. Beginning January 1, 2012, the Company began to review the 17173 Business as part of the Changyou segment and changed the Company’s segment operating performance measurements by transferring the 17173 Business from the brand advertising segment to the Changyou segment. The comparative operating results of the brand advertising segment and the Changyou segment were retrospectively restated.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2012
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$56,253	$13,351	$1,023	$70,627	$22,778	$136,765	$(3,566)	$226,604
Segment cost of revenues	(35,434)	(8,853)	(649)	(44,936)	(13,123)	(21,299)	106	(79,252)

Segment gross profit /(loss)	$20,819	$4,498	$374	25,691	9,655	115,466	(3,460)	147,352

SBC (2) in cost of revenues				(175)	(5)	(90)	0	(270)

Gross profit				25,516	9,650	115,376	(3,460)	147,082

Operating expenses:
Product development				(13,253)	(7,530)	(16,638)	0	(37,421)
Sales and marketing				(27,436)	(4,424)	(9,720)	3,460	(38,120)
General and administrative				(7,418)	(1,449)	(7,973)	0	(16,840)
SBC (2) in operating expenses				(1,197)	(293)	(1,170)	0	(2,660)

Total operating expenses				(49,304)	(13,696)	(35,501)	3,460	(95,041)

Operating profit /(loss)				(23,788)	(4,046)	79,875	0	52,041
Other income /(expense)				1,294	(4)	323	0	1,613
Interest income				3,426	89	2,980	0	6,495
Exchange difference				(78)	(14)	(551)	0	(643)
Income /(loss) before income tax Expense				(19,146)	(3,975)	82,627	0	59,506

Income tax expense				(2,421)	0	(16,266)	0	(18,687)

Net income				$(21,567)	$(3,975)	$66,361	$0	$40,819

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended March 31, 2011
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$50,458	$11,704	$444	$62,606	$8,144	$104,911	$(1,292)	$174,369
Segment cost of revenues	(20,441)	(6,892)	(80)	(27,413)	(6,665)	(12,331)	165	(46,244)

Segment gross profit /(loss)	$30,017	$4,812	$364	35,193	1,479	92,580	(1,127)	128,125

SBC (2) in cost of revenues				(666)	0	(69)	0	(735)

Gross profit				34,527	1,479	92,511	(1,127)	127,390

Operating expenses:
Product development				(7,064)	(3,939)	(10,448)	0	(21,451)
Sales and marketing				(17,825)	(2,443)	(8,403)	1,127	(27,544)
General and administrative				(4,212)	(1,056)	(5,226)	0	(10,494)
SBC (2) in operating expenses				(1,962)	(716)	(1,855)	0	(4,533)

Total operating expenses				(31,063)	(8,154)	(25,932)	1,127	(64,022)

Operating profit				3,464	(6,675)	66,579	0	63,368
Other income /(expense)				837	2	(329)	0	510
Interest income				876	4	1,839	0	2,719
Exchange difference				(214)	(56)	(156)	0	(426)
Income /(loss) before income tax Expense				4,963	(6,725)	67,933	0	66,171

Income tax expense				(1,469)	0	(9,533)	0	(11,002)

Net income				$3,494	$(6,725)	$58,400	$0	$55,169

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of March 31, 2012
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated

Cash and cash equivalents	$344,795	$50,192	$366,457	$0	$761,444
Accounts receivable, net	67,233	2,476	14,031	0	83,740
Fixed assets, net	64,010	24,981	67,084	0	156,075
Total assets (1)	$917,245	$81,452	$844,820	$(158,280)	$1,685,237

Note (1):	The elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the Changyou segment and agent services provided by the brand advertising segment to the Sogou segment.

	As of December 31, 2011
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated

Cash and cash equivalents	$357,031	$45,165	$330,411	$0	$732,607
Accounts receivable, net	73,610	2,263	11,326	(133)	87,066
Fixed assets, net	61,636	22,622	68,394	0	152,652
Total assets (1)	$934,096	$73,970	$753,073	$(127,845)	$1,633,294

Note (1):	The elimination for segment assets mainly consists of marketing services provided by the brand advertising segment to the Changyou segment and agent services provided by the brand advertising segment to the Sogou segment.

3.	Share-Based Compensation Expense

Sohu, Changyou, Sogou and Fox Video Limited (“Sohu Video”) all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

For Sohu, Changyou and Sogou share-based awards, share-based compensation expense is recognized as costs and /or expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”), which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of March 31, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. In the first quarter of 2012, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share based compensation expense was recognized.

Share-based compensation expense was recognized in the consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2012	2011
Cost of revenues	$270	$735
Product development expenses	1,172	1,772
Sales and marketing expenses	534	1,089
General and administrative expenses	954	1,672

	$2,930	$5,268

There was no capitalized share-based compensation expense for the three months ended March 31, 2012 and 2011.

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou and Sohu Video, respectively, was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2012	2011
For Sohu share-based awards	$1,703	$3,535
For Changyou share-based awards	1,206	1,733
For Sogou share-based awards	21	—
For Sohu Video share-based awards	0	—

	$2,930	$5,268

4.	Fair Value Measurements

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, investments in debt securities, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities. The carrying amount of accounts receivable, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurements, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of March 31, 2012 (in thousands):

		Fair value measurements at reporting date using
Items	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$111,971	$0	$111,971	$0
Short-term investments	30,334	0	30,334	0
Investments in debt securities	79,437	0	0	79,437

Total	$221,742	$0	$142,305	$79,437

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2011 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$166,675	$0	$166,675	$0
Short-term investments	17,560	0	17,560	0
Investments in debt securities	79,354	0	0	79,354

Total	$263,589	$0	$184,235	$79,354

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2011 to March 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2011	$79,354
Currency translation adjustment	83

Ending balance at March 31, 2012	$79,437

Cash equivalents

The Company’s cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less. The fair value of time deposits is determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. This is because there generally are no quoted prices in active markets for identical time deposits at the reporting date and as a result the Company, to determine the fair value, must use observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Short-term investments

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income /(expense). Fair value is estimated based on quoted prices of similar products provided by banks at the end of each period. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of March 31, 2012, the Company’s investments in financial instruments were mainly held by 7Road, and totaled approximately $30.3 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three months ended March 31, 2012, the Company recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.3 million.

Investments in Debt Securities

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

In September 2011, the Company extended the maturity of this convertible debt security for six months to March 2012, with an interest rate of 6.8% per annum.

In March 2012, the Company further extended the maturity of this convertible debt security for six months to September 2012. The interest rate remained at 6.8% per annum.

For the three months ended March 31, 2012 and 2011, the interest income generated from this debt security amounted to $1.36 million and $0.71 million, respectively.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value in the amount of nil and $0.69 million, respectively, were recognized in other income for the three months ended March 31, 2012 and 2011. To estimate fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

5.	Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Wireless	Sogou	Changyou	Total
Balance as of December 31, 2011
Goodwill	$59,978	$15,942	$2,042	$121,932	$199,894
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$40,132	$0	$2,042	$116,731	$158,905

Transactions in 2012
Acquisitions	0	0	0	0	0
Inter-segment transfers	(17,885)	0	0	17,885	0
Foreign currency translation adjustment	1	0	2	130	133
Impairment losses	0	0	0	0	0

Balance as of March 31, 2012	$22,248	$0	$2,044	$134,746	$159,038

Balance as of March 31, 2012
Goodwill	$42,094	$15,942	$2,044	$139,947	$200,027
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

The inter-segment transfers are related to the sale of the 17173 Business by Sohu to Changyou. As aforementioned in Note 2 - Segment Information, beginning January 1, 2012, the Company began to review the 17173 Business as part of the Changyou segment and changed the Company’s segment operating performance measurements by transferring the 17173 Business from the brand advertising segment to the Changyou segment; therefore, the related goodwill was transferred accordingly.

6.	Income Taxes

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any penalties or significant interest associated with tax positions for the three months ended March 31, 2012, nor did the Company have any significant unrecognized uncertain tax positions for the three months ended March 31, 2012.

PRC Corporate Income Tax

Related to High and New Technology Enterprises

The current PRC Corporate Income Tax Law (the “CIT Law”) applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“NHTEs”). Under this preferential tax treatment, NHTEs can enjoy a preferential income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. The current CIT Law was effective beginning January 1, 2008.

Within the Sohu Group, there were five enterprises that qualified as NHTEs in 2008 and were qualified upon re-application in 2011. These enterprises are Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Changyou’s China-based subsidiary Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Changyou’s China-based VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”). Hence, for these enterprises the income tax rate is 15% for 2012 and 2013.

In addition to the above five enterprises, there are other two enterprises that qualified as NHTEs in 2009 and will need to reapply for qualification in the middle of 2012. There enterprises are Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”). Under guidance issued by governmental authorities, in 2012, before action is taken on their reapplications, these enterprises will be entitled to continue to enjoy their preferential tax rates as if they were qualified as NHTEs. Therefore, for the year 2012, the income tax rate for these enterprises will be 15% unless their reapplications as NHTEs are not approved.

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

In 2009, 7Road qualified as a “Software Enterprise”, which entitled 7Road to an income tax exemption in 2009 and 2010 and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

In 2010, Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”) and Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) qualified as “Software Enterprises.”

7.	Commitments and Contingencies

Contractual Obligation

In November 2009, the Company entered into an agreement to purchase a Beijing office building to serve as the Company’s headquarters. The purchase price is approximately $127 million, of which $108 million had been paid as of March 31, 2012. In December 2011, the Company also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $16 million had been paid as of March 31, 2012. These $108 million and $16 million payments have been recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $19 million for the office building and $12 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work are in progress and are expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $158 million, of which $126 million had been paid as of March 31, 2012 and was recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $32 million will be settled in installments as various stages of the development plan are completed. This office building is under construction and is expected to be completed by the end of 2012.

As of March 31, 2012, the Sohu Group also had commitments for video content purchases in the amount of $34 million, commitments for other content and service purchases in the amount of $33 million, commitments for bandwidth purchases in the amount of $30 million, and other commitments related to future operating lease obligations and license fees for games developed by third-parties.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of March 31, 2012, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

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

The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC laws and regulations that could affect Sohu Group’s VIE structure are discussed in Note 8 - VIEs.

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

8.	VIEs

Sohu’s VIEs

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, wireless, value-added telecommunications and certain other businesses in which the Company is engaged or could be deemed to be engaged. Consequently, the Company conducts certain of its operations and businesses in the PRC through its VIEs.

The Company has adopted the guidance of accounting for VIEs, which requires certain VIEs to be consolidated by the primary beneficiary of the entity. The Company’s management evaluated the relationships between the Company and its VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Sohu Group controls the shareholders’ voting interests in the VIEs. The Sohu Group is the primary beneficiary for its VIEs. As a result, the Company consolidates all of its VIEs in its consolidated financial statements.

All of the VIEs are incorporated and operated in the PRC, and are directly or indirectly owned by Dr. Charles Zhang, the Company’s Chairman, Chief Executive Officer, or other executive officers and employees of the Sohu Group identified below. Capital for these VIEs was funded by the Sohu Group through loans provided to Dr. Charles Zhang and those other executive officers and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time as requested by Sohu Group to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, and also has the obligation to absorb losses of the VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of March 31, 2012, the aggregate amount of these loans was $17.2 million.

Under contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of March 31, 2012, the registered capital and PRC statutory reserves of the VIEs totaled $29.4 million. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

Summary of Consolidated VIEs

Basic Information

The following is a summary of the consolidated VIEs within the Sohu Group.

For the Online Advertising Business

Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in 2002 and is engaged in entertainment and advertising services. As of March 31, 2012, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng hold 80% and 20% interests, respectively, in this entity.

b)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was acquired in 2005 and is engaged in mapping services. As of March 31, 2012, the registered capital of Tu Xing Tian Xia was $0.2 million. Beijing Century High-Tech Investment Co., Ltd. (“High Century”) and Sohu Internet hold 56.1% and 43.9% interests, respectively, in this entity.

c)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010 and is engaged in advertising services. As of March 31, 2012, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each holds a 50% interest in this entity.

d)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010 and is engaged in advertising services. As of March 31, 2012, the registered capital of Pilot New Era was $0.7 million. High Century and Sohu Internet each holds a 50% interest in this entity.

e)	Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011 and is engaged in advertising services. As of March 31, 2012, the registered capital of Focus Yiju was $1.6 million. High Century holds a 100% interest in this entity.

f)	17173 Network

Beijing 17173 Network Technology Co., Ltd. (“17173 Network”) was incorporated in 2011 and is engaged in technology development and advertising services. As of March 31, 2012, the registered capital of 17173 Network was $1.6 million. Jing Zhou and a third party entity each holds a 50% interest in this entity.

g)	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011 and is engaged in advertising services. As of March 31, 2012, the registered capital of Tianjin Jinhu was $0.5 million. Ye Deng and Chun Liu each holds a 50% interest in this entity.

Search and Others Business

h)	Sogou Information

Sogou Information was incorporated in 2005. As of March 31, 2012, the registered capital of Sogou Information was $2.5 million. Xiaochuan Wang and Xianxian Hao each holds a 50% interest in this entity.

For the Online Game Business

i)	Gamease

Gamease was incorporated in 2007. As of March 31, 2012, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou hold 60% and 40% interests, respectively, in this entity.

j)	Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of March 31, 2012, the registered capital of Shanghai ICE was $1.2 million. Runa Pi and Rong Qi each holds a 50% interest in this entity.

k)	Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of March 31, 2012, the registered capital of Guanyou Gamespace was $1.5 million. Tao Wang and Dewen Chen hold 60% and 40% interests, respectively, in this entity.

l)	7Road

68.258% of 7Road was acquired by Gamease in 2011. As of March 31, 2012, the registered capital of 7Road was $1.5 million.

For the Wireless Business

m)	High Century

High Century is a holding company which was incorporated in 2001. As of March 31, 2012, the registered capital of High Century was $4.6 million. Dr. Charles Zhang and Wei Li, hold 80% and 20% interests, respectively, in this entity.

n)	Sohu Internet

Sohu Internet was incorporated in 2003 and is engaged in Internet information, wireless and advertising services. As of March 31, 2012, the registered capital of Sohu Internet was $3.2 million. High Century and Sohu Entertainment hold 75% and 25% interests, respectively, in this entity.

o)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was acquired in 2004 and is engaged in value-added telecommunication services. As of March 31, 2012, the registered capital of GoodFeel was $1.2 million. James Deng and Jing Zhou, hold 58.1% and 41.9% interests, respectively, in this entity.

p)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of March 31, 2012, the registered capital of 21 East Beijing was $0.1 million. High Century holds a 100% interest in this entity.

q)	Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of March 31, 2012, the registered capital of Yi He Jia Xun was $2.7 million. Gang Fang and Yanfeng Lv each holds a 50% interest in this entity.

Financial Information

The following consolidated financial information of the Sohu Group’s VIEs is included in the accompanying consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 (in thousands):

	As of
	March 31, 2012	December 31, 2011
Total assets	$430,575	$405,854
Total liabilities	$185,841	$184,711

	Three months ended March 31,
	2012	2011
Net revenue	$188,027	$149,098
Net income	$23,527	$15,076

For the table below, VIEs under the Brand advertising, Sogou, Wireless and Others segments are classified as Sohu’s VIEs, and VIEs under the Changyou segment are classified as Changyou’s VIEs.

	"0000000000000"	"0000000000000"
Cash flows of Sohu’s VIEs	Three months ended March 31,
	2012	2011
Net cash provided by /(used in) operating activities	$312	$(3,314)
Net cash used in investing activities	(171)	(16)
Net cash provided by financing activities	$0	$0

Cash flows of Changyou’s VIEs	Three months ended March 31,
	2012	2011
Net cash (used in) /provided by operating activities	$(1,672)	$5,115
Net cash used in investing activities	(15,190)	(356)
Net cash used in financing activities	$0	$0

VIE-Related Risks

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

9.	Sohu.com Inc. Shareholders’ Equity

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

On August 29, 2011, Sohu’s Board of Directors authorized a combined share purchase program of up to $100 million of outstanding shares of common stock of Sohu and /or the outstanding ADSs of Changyou over a one-year period from September 1, 2011 to August 31, 2012. As of March 31, 2012, the Company had repurchased 500,000 shares of its common stock, which is treated as treasury stock, for consideration of $29.2 million. The Company also purchased 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, for consideration of $25.7 million. The total consideration paid under the combined share purchase program was $54.9 million.

Stock Incentive Plan

Sohu, Changyou, Sogou and Sohu Video all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

1) Sohu.com Inc. Share-based Awards

Sohu’s 2000 Stock Incentive Plan

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”) provided for the issuance of up to 9,500,000 shares of common stock, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. Most of these awards vest over a period of four years. The maximum term of any issued stock right under the Sohu 2000 Stock Incentive Plan is ten years from the grant date. The Sohu 2000 Stock Incentive Plan expired on January 24, 2010. As of the expiration date, 9,128,724 shares of common stock had been issued or were subject to issuance upon the vesting and exercise of share options or the vesting and settlement of restricted share units granted under the plan. A new plan (the “Sohu 2010 Stock Incentive Plan” discussed below) was adopted on July 2, 2010.

For the three months ended March 31, 2012 and 2011, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $1.5 million and $3.2 million, respectively.

i) Summary of share option activity

A summary of options activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2012	329	$16.73	2.52	$10,934
Exercised	(13)	3.10
Forfeited or expired	(1)	13.08

Outstanding at March 31, 2012	315	17.29	2.36	11,948

Vested at March 31, 2012	315	17.29	2.36	11,948

Exercisable at March 31, 2012	315	17.29	2.36	11,948

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $55.17 on March 31, 2012 and the exercise price of share options. The total intrinsic value of share options exercised for the three months ended March 31, 2012 was $0.7 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three months ended March 31, 2012 and 2011, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three months ended March 31, 2012 and 2011, total cash received from the exercise of share options amounted to $40,000 and $1.2 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2012 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	445	$61.66
Granted	0
Vested	(146)	61.27
Forfeited	(21)	61.27

Unvested at March 31, 2012	278	61.90

Expected to vest thereafter	207	61.88

For the three months ended March 31, 2012 and 2011, total share-based compensation expense recognized for restricted share units was $1.5 million and $3.2 million, respectively.

As of March 31, 2012, there was $5.9 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.8 years. The total fair value on their respective vesting dates of restricted share units vested during the three months ended March 31, 2012 and 2011 was $8.6 million and $13.9 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu’s 2010 Stock Incentive Plan (the “Sohu 2010 Stock Incentive Plan”), which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of March 31, 2012, 1,463,836 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share units activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2012 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	14	$70.88
Granted	12	52.19
Vested	0
Forfeited	(2)	70.88

Unvested at March 31, 2012	24	61.52

Expected to vest thereafter	20	60.06

For the three months ended March 31, 2012, total share-based compensation expense recognized for restricted share units was $0.2 million.

As of March 31, 2012, there was $0.9 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.8 years. The total fair value on their respective vesting dates of restricted share units vested both during the three months ended March 31, 2012 and during the three months ended March 31, 2011 was nil.

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

Through March 31, 2012, Changyou has granted under the Changyou 2008 Share Incentive Plan 15,000,000 Class B ordinary shares to Tao Wang through Prominence Investments Ltd. (“Prominence”) and 4,735,200 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees and certain Sohu employees. Prominence is an entity that may deemed under applicable rules of the Securities and Exchange Commission (the “SEC”) to be beneficially owned by Tao Wang.

For the three months ended March 31, 2012 and 2011, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.2 million and $1.7 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

i) Share-based Award to Tao Wang, Chief Executive Officer of Changyou

In January 2008, Sohu communicated to and agreed with Tao Wang to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in one of the Sohu Group’s subsidiaries, which was devoted to the development of TLBB. The 800,000 restricted ordinary shares were subject to a four-year vesting period commencing February 1, 2008. In addition, Tao Wang would not be entitled to participate in any distributions on Changyou shares, whether or not vested, until the earlier of Changyou’s completion of an initial public offering or February 2012, and in any event entitlement to distributions would be subject to vesting of the shares. The difference between the fair value (“Incremental Fair Value”) of these 700,000 ordinary shares and 800,000 restricted ordinary shares and Tao Wang’s contingent right in Beijing Fire Fox was accounted for as share-based compensation expense.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the three months ended March 31, 2012 is presented below:

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	2,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at March 31, 2012	0

Expected to vest thereafter	0

For the three months ended March 31, 2012 and 2011, total share-based compensation expense recognized for the above mentioned Class B restricted ordinary shares was $41,000 and $0.2 million, respectively.

As of March 31, 2012, there was no unrecognized compensation expense related to Tao Wang’s Class B restricted ordinary shares since they were all vested. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three months ended March 31, 2012 and 2011 was $26.5 million and $39.7 million, respectively.

The fair value of the ordinary shares and restricted ordinary shares was assessed using the income approach /discounted cash flow method, with a discount for lack of marketability given that the shares underlying the award were not publicly traded at the time of grant, and was determined partly in reliance on a report prepared by a qualified professional appraiser using management’s estimates and assumptions. This assessment required complex and subjective judgments regarding Changyou’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

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

A summary of activity for the above Class B restricted share units as of and for the three months ended March 31, 2012 is presented below:

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	635	$1.98
Granted	0
Vested	(635)	1.98
Forfeited	0

Unvested at March 31, 2012	0

Expected to vest thereafter	0

For the three months ended March 31, 2012 and 2011, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $31,000 and $0.1 million, respectively.

As of March 31, 2012, there was no unrecognized share-based compensation expense since they were all vested. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three months ended March 31, 2012 and 2011 was $8.4 million and $13.1 million, respectively.

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

A summary of activity for the Class A restricted share units as of and for the three months ended March 31, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	169	$8.00
Granted	0
Vested	0
Forfeited	0

Unvested at March 31, 2012	169	8.00

Expected to vest thereafter	152	8.00

For the three months ended March 31, 2012 and 2011, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.1 million and $0.2 million, respectively.

As of March 31, 2012, there was $0.2 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates both during the three months ended March 31, 2012 and during the three months ended March 31, 2011 was nil.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

i) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

As of March 31, 2012, Changyou had granted an aggregate of 1,479,200 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the three months ended March 31, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	865	$12.99
Granted	0
Vested	(17)	17.13
Forfeited	0

Unvested at March 31, 2012	848	12.91

Expected to vest thereafter	824	12.88

For the three months ended March 31, 2012 and 2011, total share-based compensation expense recognized for the above 1,479,200 Class A restricted share units was $0.9 million and $1.1 million, respectively.

As of March 31, 2012, there was $3.3 million of unrecognized compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested during the three months ended March 31, 2012 and 2011 was $211,000 and $17,000, respectively.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

ii) Share-based Awards to Employees of the 17173 Business

Before Changyou’s acquisition of the 17173 Business on December 15, 2011, Changyou had granted an aggregate of 60,000 Class A restricted share units (settleable upon vesting in Class A ordinary shares) to certain employees of the 17173 Business, which was then owned and operated by Sohu, for their involvement in the provision of certain online game links and advertising services to Changyou on Sohu’s Websites under a Marketing Services Agreement between Changyou and Sohu.

These Class A restricted share units are subject to graded vesting over a four-year period commencing on the grant date. Before Changyou’s acquisition of the 17173 Business on December 15, 2011, the Company accounted for the Class A restricted share units granted by Changyou to employees of the 17173 Business as share awards granted by Sohu to its employees. After December 15, 2011, there was no change in this treatment, as the 17173 Business remained within the Sohu Group. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period and the fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of restricted share units to employees of the 17173 Business as of and for the three months ended March 31, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	50	$17.67
Granted	0
Vested	(5)	17.19
Forfeited	(3)	18.00

Unvested at March 31, 2012	42	17.71

Expected to vest thereafter	42	17.71

For the three months ended March 31, 2012 and 2011, total share-based compensation expense recognized for the above 60,000 Class A restricted share units was $79,000 and $92,000, respectively.

As of March 31, 2012, there was $0.4 million of unrecognized compensation expense related to the unvested Class A restricted share units. The expense is expected to be recognized over a weighted average period of 1.07 years. The total fair value of Class A restricted share units vested during the three months ended March 31, 2012 and 2011 was $64,000 and nil, respectively.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of March 31, 2012, Sogou had issued options for the purchase of 19,493,600 ordinary shares.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon the service period requirement for management and key employees being met and Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period, therefore each installment is considered to be granted at that date. As of March 31, 2012, 4,873,400 share options have been granted, part of the first installment had become vested and exercisable because both requirements had been met, and part of the first installment remained unvested because the service period requirement had not been met. A portion of the vested shares was exercised during the three months ended March 31, 2012.

A summary of options activity under the Sogou 2010 Stock Incentive Plan as of and for the three months ended March 31, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	4,767	$0.001
Granted	0
Exercised	(1,544)	0.001
Forfeited or expired	(5)	0.001

Outstanding at March 31, 2012	3,218	0.001	9.02

Vested at March 31, 2012	3,192

Exercisable at March 31, 2012	3,086

For the year ended March 31, 2012, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $21,000.

As of March 31, 2012, there was $28,000 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.34 years.

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

Granted to Employees	2012
Average risk-free interest rate	3.11%~3.84%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	12.5%~22.3%
Weighted average expected option life	10
Volatility rate	54.39%~55.14%
Dividend yield	0%
Fair value	0.32~0.64

The Company estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In the Company’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. The Company estimated the forfeiture rate to be 12.5% for Sogou management’s and 22.3% for Sogou employees’ share options granted as of March 31, 2012. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of March 31, 2012, Sohu had issued options for the purchase of 8,773,000 Sogou ordinary shares options to Sohu management and key employees under this arrangement.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon the service period requirement for management and key employees being met and Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each period, therefore each installment is considered to be granted at that date. As of March 31, 2012, 2,193,250 share options had been granted, and the first installment had become vested and exercisable because both requirements had been met. A portion of the vested shares was exercised during the three months ended March 31, 2012.

A summary of options activity as of and for the three months ended March 31, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	2,188	$0.625
Granted	0
Exercised	(1,556)	0.625
Forfeited or expired	0

Outstanding at March 31, 2012	632	0.625	9.00

Vested at March 31, 2012	632

Exercisable at March 31, 2012	632

For the three months ended March 31, 2012, there was no share-based compensation expense recognized for share options under the arrangement.

As of March 31, 2012, there was no unrecognized compensation expense related to the unvested share options.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model.

Assumptions used in the BP Model for Share-based awards to Sohu management and key employees are presented below:

Granted to Employees	2012
Average risk-free interest rate	3.84%~4.22%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	21.4%~27%
Weighted average expected option life	10
Volatility rate	54.66%~55.14%
Dividend yield	0%
Fair value	0.07~0.15

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. The maximum term of any issued share right under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2022. As of March 31, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of March 31, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. In the first quarter of 2012, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share based compensation expense was recognized.

10.	Business Restructuring

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

Sohu’s Shareholding in Changyou

Shareholding and Control

As of March 31, 2012, Changyou had outstanding a combined total of 105,539,800 Class A and Class B ordinary shares, consisting of:

•	Shares held by Sohu:

(i)	1,500,000 Class A ordinary shares purchased by Sohu on the open market during the third quarter of 2011;

(ii)	70,250,000 Class B ordinary shares held by Sohu through its indirectly wholly-owned subsidiary Sohu Game;

•	Shares held by Tao Wang and Changyou’s executive officers (other than Tao Wang) and key employees:

(i)	14,040,000 Class B ordinary shares held by Tao Wang through Prominence;

(ii)	2,210,000 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon conversion of Class B ordinary shares that had been issued upon the vesting and settlement of Class B restricted share units granted to them;

(iii)	829,800 Class A ordinary shares issued to certain of Changyou’s executive officers other than Tao Wang and to certain of its employees upon the vesting and settlement of Class A restricted share units granted to them; and

•	Shares held by public shareholders:

(i)	16,710,000 Class A ordinary shares held by public shareholders.

As of March 31, 2012, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire Board of Directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu continued to consolidate Changyou in Sohu’s consolidated financial statements but recognized noncontrolling interest reflecting shares held by shareholders other than Sohu.

Economic Interest

For the first quarter of 2012, Sohu was holding approximately 69% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 31% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the restricted share units granted become vested and settled, and as Sohu repurchases Changyou ADSs representing Class A ordinary shares.

Dilutive Impact

As of March 31, 2012, Changyou had outstanding a combined total of 1,524,650 Class A and Class B restricted ordinary shares and restricted share units.

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

In the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou is calculated treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 13—Net Income per Share.

Sogou Transactions

Restructuring Transactions

During 2010, the Company restructured the search business in preparation for the sale by its online search subsidiary Sogou of newly-issued Series A Preferred Shares to Alibaba, China Web and Photon.

In the restructuring, the Company transferred to Sogou certain assets and liabilities associated with the mobile version of Sogou Pinyin, and Sogou transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou remains liable for a loan payable to Sohu in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in the search business and previously funded by Sohu.

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

Sohu’s Shareholding in Sogou

Shareholding and Control

As of March 31, 2012, Sogou had outstanding a combined total of 217,543,925 ordinary shares and Series A preferred shares, consisting of:

(i)	137,643,750 ordinary shares held by Sohu;

(ii)	24,000,000 Series A preferred shares held by Alibaba;

(iii)	14,400,000 Series A preferred shares held by China Web;

(iv)	38,400,000 Series A preferred shares held by Photon; and

(v)	3,100,175 ordinary shares held by certain employees of Sogou and Sohu.

As of March 31, 2012, Sohu held 63% of the combined total of Sogou’s outstanding ordinary shares and Series A preferred shares. As a result, Sohu had the power to elect the entire Board of Directors of Sogou and determine the outcome of all matters submitted to a shareholder vote. As Sogou’s controlling shareholder, Sohu consolidates Sogou in Sohu’s consolidated financial statements but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu.

Dilutive Impact

As of March 31, 2012, a portion of the vested share options had been exercised. Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, the Sogou shares underlying the unvested share options granted by Sogou and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on Sohu’s basic net income per share. Unvested share options with the performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on Sohu’s dilutive net income per share. See Note 13 - Net Income per Share.

17173 Transaction

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, Sohu closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”), a leading game information portal in China, for fixed cash consideration of $162.5 million. As part of settlement of the consideration, Changyou.com HK Limited delivered to Sohu.com Limited a promissory note in the amount of $16 million due on November 30, 2012. In connection with this transaction, Sohu and Changyou revised the Non-Competition Agreement between Sohu and Changyou to provide Sohu’s agreement not to compete with Changyou in the 17173 Business for a period of five years following the closing of Changyou’s acquisition of the 17173 Business and to remove the prior prohibition on Changyou’s competing with Sohu in the 17173 Business. After the closing of the sale, Sohu continued to consolidate the results of operations of the 17173 Business in our consolidated financial statements.

From Sohu’s perspective, the transaction was between entities under common control, the carrying amount of the assets and liabilities of the 17173 Business remained unchanged subsequent to the transaction, and no gain or loss was recorded in Sohu’s consolidated statements of comprehensive income. However, because Changyou’s net assets decreased as of December 15, 2011 as a result of the transaction, a decrease of $41.9 million in the noncontrolling interest of Changyou was treated as a deemed contribution received from the noncontrolling interest shareholders and was recognized in equity in Sohu’s consolidated balance sheets . The transaction costs deemed to be incremental and directly attributable to the sale transaction were deducted from equity in Sohu’s consolidated balance sheets, and those not considered directly attributable to the transaction were expensed as incurred.

On and after December 16, 2011, the 17173 Business has been owned and operated by Changyou. However, under the acquisition agreement, the net profit of $1.8 million generated from Changyou’s operation of the 17173 Business during the transition period from December 16, 2011 through December 31, 2011 was for Sohu’s benefit, and was accounted for as part of the total consideration for the transaction.

On November 29, 2011, Sohu and Changyou entered into a services agreement and an online links and advertising agreement pursuant to which Sohu agreed to provide links and advertising space and technical support to Changyou, including the provision and maintenance of user log-in, information management and virtual currency payment systems. The agreements provide for a term of 25 years for the virtual currency payment system services, and an initial term of three years for all the other relevant services and links and advertising space, with aggregate fees payable by Changyou to Sohu of approximately $30 million. Under the agreements, Changyou may renew certain rights for a subsequent term of 22 years, and may obtain a perpetual software license in respect of the information management system and the user log-in system following the expiration of the three-year term, subject to Changyou’s payment to Sohu of additional fees of up to approximately $5 million in the aggregate.

11.	Mezzanine Equity

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

As of March 31, 2012, the estimated redemption value of the mezzanine equity was approximately $67.2 million based on the Company’s expectation as to 7Road’s financial performance. For the three months ended March 31, 2012, the accretion charge was $1.1 million, and was recorded as net income attributable to the mezzanine classified noncontrolling interest shareholders in the statements of comprehensive income.

12.	Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Company which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (the “noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou from Sohu’s purchase of Changyou ADSs representing Class A ordinary shares, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “noncontrolling shareholders”), Sogou’s net income /(loss) attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ original investments in Series A Preferred Shares are accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring.

By virtue of the Sogou Series A Terms and the terms of the restructuring, as Sogou loses money after its restructuring, the net losses will be allocated in the following order:

(i)	net losses will be allocated to Sohu and other common stock shareholders until their basis in Sogou decreases to zero;

(ii)	additional net losses will be allocated to Alibaba, China Web and Photon until their investment in Sogou decreases to zero; and

(iii)	further net losses will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Any subsequent net income from Sogou will be allocated in the following order:

(i)	net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income will be allocated to Alibaba, China Web and Photon to bring their basis back;

(iii)	further net income will be allocated to Sohu and other common stock shareholders to bring their basis back; and

(iv)	further net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011, noncontrolling interest in the consolidated balance sheets was $236.7 million and $210.6 million, respectively.

	As of
	March 31, 2012 (in thousands)	December 31, 2011 (in thousands)
Changyou	$194,039	$163,704
Sogou	40,647	44,710
Others	2,060	2,232

Total	$236,746	$210,646

Noncontrolling Interest of Changyou

As of March 31, 2012 and December 31, 2011, $194.0 million and $163.7 million, respectively, in noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 32% and a 30%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of March 31, 2012 and December 31, 2011, $40.6 million and $44.7 million, respectively, in noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expenses, along with these shareholders’ original investments in the Series A Preferred Shares issued by Sogou.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2012 and 2011, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $16.6 million and $10.4 million, respectively.

	Three Months Ended March 31,
	2012 (in thousands)	2011 (in thousands)
Changyou	$19,845	$15,907
Sogou	(3,071)	(5,335)
Others	(174)	(210)

Total	$16,600	$10,362

Noncontrolling Interest of Changyou

For the three months ended March 31, 2012 and 2011, $19.8 million and $15.9 million, respectively, in net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing a 31% and a 30%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended March 31, 2012 and 2011, $3.1 million and $5.3 million, respectively, in net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

13.	Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted as follows:

(1) Changyou’s net income attributable to Sohu is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

For the first quarter of 2012, the percentage used for the calculation of basic and dilutive net income per share was 69% and 67%, respectively. In the calculation of Sohu’s diluted net income per share, all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease from 69% to 67%. As a result, Changyou’s net income attributable to Sohu on a diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

(2) Sogou’s net income /(loss) attributable to Sohu is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou ordinary shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to Sohu by virtue of the Sogou Series A Terms and the terms of the restructuring, which is used for the calculation of basic net income per share.

In the calculation of Sohu’s basic net income per share, Sogou’s net income /(loss) attributable to Sohu is determined according to the Sogou Series A Terms and the terms of Sogou’s restructuring. For the first quarter of 2012, in the calculation of Sohu’s diluted net income per share, assuming a dilutive effect, the percentage of 62% was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The above difference is presented as “incremental dilution from Sogou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to Sohu.com Inc., basic	$23,108	$44,807
Effect of dilutive securities:
Incremental dilution from Changyou	(951)	(2,061)
Incremental dilution from Sogou	(1,914)	(3,410)

Net income attributable to Sohu.com Inc., diluted	$20,243	$39,336

Denominator:
Weighted average basic common shares outstanding	38,084	38,193
Effect of dilutive securities:
Share options and restricted share units	401	574

Weighted average diluted common shares outstanding	38,485	38,767

Basic net income per share attributable to Sohu.com Inc.	$0.61	$1.17

Diluted net income per share attributable to Sohu.com Inc.	$0.53	$1.01

14.	Subsequent Events

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no material event or transaction needing recognition or disclosure found.

15.	Recently Issued Accounting Pronouncements

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Wuxi Sohu New Momentum Information Investment Co., Ltd. (“Wuxi Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Beijing 17173 Network Technology Co., Ltd. (“17173 Network”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Technology Co., Ltd.(“7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend” ,”believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language Web properties, and we developed and operate one of the most popular massively multiplayer online games and one of the most popular Web-based games in China. Substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

Our Business

Our businesses consist of the online advertising business, the online game business, the wireless business and the others business, among which online advertising and online games are our core businesses.

Online Advertising Business

Our online advertising business consists of the brand advertising business as well as the search and others business.

Brand Advertising Business

Our brand advertising business offers various products and services (such as free of charge premier content including video content, interactive community, and other competitive Internet services) to our users, and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal. Commencing December 15, 2011, 17173.com is owned and operated by our majority-owned subsidiary Changyou.com Limited.

Our brand advertising business offers advertisements on our Web properties to companies seeking to increase their brand awareness online.

Search and Others Business

Our search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), offers customers pay-for-click services, priority placements in a search directory, and online marketing services on the Sogou Web Directory.

Online Game Business

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”), which is a leading online game developer and operator in China. Changyou engages in the development, operation and licensing of online games, including massively multiplayer online games (“MMOGs”) and Web-based games. Changyou developed and operates Tian Long Ba Bu (“TLBB”), which is one of the most popular MMOGs in China, and, through licensees, operates DDTank, which is one of the most popular multiplayer Web-based shooting games in China.

Wireless Business

Our wireless business offers mobile related services through different types of wireless products to mobile phone users. The mobile related services consist of the provision of content such as news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones, logo downloads and video content downloads. A majority of the content is purchased from third party content providers. The wireless products mainly consist of short messaging services (“SMS”), Ring Back Tone (“RBT”), interactive voice response (“IVR”) and mobile games.

Others Business

Our others business primarily includes sub-licensing of licensed video content to third parties, offering cinema advertisement slots to be shown in theaters before the screening of movies, and offering Internet value-added services (“IVAS”) with respect to Web games developed by third-party developers under revenue sharing arrangements with third-party developers.

Business Restructuring

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, as we are Changyou’s controlling shareholder, we continue to consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting shares held by shareholders other than us. For the first quarter of 2012, approximately 31% of the economic interest in Changyou was recognized as noncontrolling interest in our consolidated financial statements.

We are party to agreements with Changyou with respect to various interim and ongoing relationships between us, including a Master Transaction Agreement, a Revised Non-Competition Agreement, and an Amended and Restated Marketing Services Agreement. These agreements contain provisions, among others, relating to the transfer of assets and assumption of liabilities of the massively multiplayer online role-playing game (“MMORPG,” which is a subset of the MMOG category) business, provide cross-indemnification for liabilities arising from each other’s businesses, mutually limit us and Changyou from competing in certain aspects of each other’s businesses, and also include a number of ongoing commercial relationships.

Sogou Transactions

During 2010, we restructured our search business in preparation for the sale of Sogou’s newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang. In the restructuring, we transferred to Sogou certain assets and liabilities associated with the mobile version of Sogou Pinyin, and Sogou transferred to Sohu certain non-search assets and liabilities that had been held by Sogou. Sogou remains liable for a loan payable to us in the amount of $45 million, which will be payable solely from the proceeds of an initial public offering by Sogou. The loan amount consists primarily of losses historically incurred in the search business and previously funded by Sohu. On October 22, 2010, Sogou completed the sale of newly-issued Series A Preferred Shares to Alibaba, China Web and Photon for $15 million, $9 million, and $24 million, respectively.

After the sale, as Sogou’s controlling shareholder, we continue to consolidate Sogou but recognizes noncontrolling interest reflecting shares in Sogou held by shareholders other than us.

17173 Transaction

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, we closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”), a leading game information portal in China, for fixed cash consideration of $162.5 million. As part of settlement of the consideration, Changyou.com HK Limited delivered to Sohu.com Limited a promissory note in the amount of $16 million due on November 30, 2012. In connection with this transaction, we and Changyou revised the Non-Competition Agreement between us to provide our agreement not to compete with Changyou in the 17173 Business for a period of five years following the closing of Changyou’s acquisition of the 17173 Business and to remove the prior prohibition on Changyou’s competing with us in the 17173 Business. After the closing of the sale, we continued to consolidate the results of operations of the 17173 Business in our consolidated financial statements.

On and after December 16, 2011, the 17173 Business has been owned and operated by Changyou. However, under the acquisition agreement, the net profit of $1.8 million generated from Changyou’s operation of the 17173 Business during the transition period from December 16, 2011 through December 31, 2011 was for our benefit, and was accounted for as part of the total consideration for the transaction.

On November 29, 2011, we and Changyou entered into a services agreement and an online links and advertising agreement pursuant to which we agreed to provide links and advertising space and technical support to Changyou, including the provision and maintenance of user log-in, information management and virtual currency payment systems for the 17173 Business. The agreements provide for a term of 25 years for the virtual currency payment system services, and an initial term of three years for all the other relevant services and links and advertising space, with aggregate fees payable by Changyou to us of approximately $30 million. Under the agreements, Changyou may renew certain rights for a subsequent term of 22 years, and may obtain a perpetual software license in respect of the information management system and the user log-in system following the expiration of the three-year term, subject to Changyou’s payment to us of additional fees of up to approximately $5 million in the aggregate.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the revenue recognition, the share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, determination of fair value of financial instruments, determination of net accounts receivable, accounting for investment in debt securities, accounting for equity investments, assessment of impairment for long-lived assets and goodwill, determination of the amortization pattern of licensed video content, determination of the fair value of identifiable assets and liabilities acquired through business combination, determination of the fair value of contingent consideration, determination of the fair value of mezzanine equity, determination of segment aggregation and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

For a barter transaction involving online advertising services, we recognize revenue and expense at fair value only if the fair value of the advertising services surrendered /received in the transaction is determinable. For our advertising-for-advertising barter transactions, the fair value of the advertising surrendered /received is not determinable, so no revenue from advertising-for-advertising barter transactions is recognized.

Brand Advertising Revenues

Brand advertising revenues are recognized after deducting agent rebates and applicable business tax and related surcharges.

Currently the brand advertising business has three main types of pricing models, consisting of the Fixed Price pricing model, the Cost Per Click (“CPC”) pricing model and the Cost Per Impression (“CPM”) pricing model. We apply the Fixed Price Model, where a contract is signed to establish a fixed price for the advertising services to be provided, for a majority of our brand advertising revenues. Under the CPC and CPM pricing models, the total price for the advertising services is not fixed in the contract, which instead states a price for each click or for each display. Advertisers using the CPC pricing model pay us only when a user clicks on one of their advertisements, and we recognize as revenue the fees charged to advertisers each time a user clicks on one of the advertisements that appears on our Websites. Advertisers using the CPM pricing model pay us based on the number of times their advertisements appear on our Websites, and we recognize as revenue the fees charged to advertisers each time their advertisements are displayed on the Websites. We provide advertisement placements to our advertising customers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the customers.

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

Online game revenues from Changyou’s current MMOG operations are earned by providing online services to players pursuant to the item-based revenue model. Under the item-based revenue model, the basic game play functions are free of charge and players are charged for purchases of in-game virtual items. Online game revenues are recognized over the estimated lives of the virtual items purchased or as the virtual items are consumed. If different assumptions were used in deriving the estimated lives of the virtual items, the timing of our recording of the revenues would be impacted.

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

For arrangements where the game is hosted on the operators’ servers, revenue is recognized upon the conversion of the virtual currency of the operators to the game coins of 7Road, as 7Road’s remaining obligation is deemed to be inconsequential and perfunctory. For arrangements where the game is hosted on our servers, revenue is recognized when virtual items purchased are consumed or over the estimated lives of the virtual items, as 7Road is obliged to provide ongoing services to users and our remaining obligation is deemed not to be inconsequential and perfunctory after the conversion of the virtual currency of the operators to the game coins of 7Road. Therefore, the revenue should be recognized when the game service is delivered to the game players, which occurs when the virtual items are consumed and /or amortized according to the virtual items’ estimated useful lives.

Overseas licensing revenue

Changyou enters into licensing arrangements with overseas licensees to operate its MMOGs in other countries or territories. These license agreements provide two revenue streams, consisting of an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amounts receivable upon achieving certain sales targets. Since Changyou is obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game and the additional amount is recognized ratably over the remaining license period from the date when such additional amount is certain. The monthly revenue-based royalty fee is recognized when relevant services are delivered, provided that collectability is reasonably assured.

Wireless Revenues

Our wireless revenues are generated from the provision of mobile-related services through different types of wireless products to mobile phone users. The mobile related services consist of the provision of content such as news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones, logo downloads and video content downloads. A majority of the content is purchased from third party content providers. The wireless products mainly consist of SMS, RBT, IVR and mobile games. In order to deliver our products to mobile phone users, we sign contracts with China Mobile Communications Corporation (“China Mobile”), China United Network Communication Group Company Limited (“China Unicom”), China Telecom Corporation (“China Telecom”) and their subsidiaries, as well as other small mobile network operators. We refer to these mobile network operators, collectively, as the “China mobile network operators.” The contracts signed with the China mobile network operators define the forms of wireless products to be provided, the billing and collection and transmission services offered to the mobile phone users. The China mobile network operators charge their users wireless service fees on a monthly or per message /download basis, and pay us service fees after deducting the China mobile network operators’ share of the fees.

Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. For the amount of revenues to be recognized, we rely on billing confirmations issued by the China mobile network operators. Due to technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate,” which can vary from operator to operator. If at the end of each reporting period, an operator has not yet issued such billing confirmations, we use the information generated from our internal system or from the operator’s system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When we later receive billing confirmations, we record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates for most of the wireless services provided, the differences between the actual facts and our estimates may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended March 31, 2012, 67% of our estimated wireless revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, to us.

Our management must determine whether wireless revenue should be reported gross or net. The determination is based on an assessment of various factors. The primary factor is whether we are acting as a principal in offering services to the customer, or whether we are acting as an agent in the transaction. To the extent we are acting as a principal in a transaction, we report revenue on a gross basis, and report as costs of revenue the amounts attributable to services provided by China mobile network operators. Currently, a majority of our wireless revenues are recorded on a gross basis, as we have the primary responsibility for fulfillment and acceptability of the wireless services. To the extent we are acting as an agent in a transaction, we report revenue on a net basis as. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement.

Others Revenues

Other revenues are primarily generated from sub-licensing of licensed video content operated by Sohu, cinema advertisements operated by Changyou and IVAS provided by Sogou with respect to Web games developed by third-party developers.

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

Revenue from cinema advertising is recognized when all the recognition criteria are met. Depending on the terms of a customer contract, fees for services performed can be recognized according to two principal methods, which are the Proportional Performance method and the Straight Line method. Under the Proportional Performance method, fees are generally recognized based on a percentage of the advertising slots actually delivered where the fee is earned on a per-advertising slot placement basis. Under the Straight Line method, fees are recognized on a straight line basis over the contract period when the fee is not paid based on the number of advertising slots actually delivered.

Revenue from IVAS

We, through Sogou, offer Web games developed by third-party developers and generate revenue from the provision of internet value-added services, including promotion, access maintenance and payment services to third-party developers. All of the Web games are hosted on the servers of the third-party developers, who are responsible for designing and developing the games, daily maintenance and operations of the games and launching periodic upgrades or expansion packs in the games. The online games can be accessed and played by end users free of charge but the end users may choose to purchase in-game merchandise to enhance their game playing experience.

Under revenue sharing agreements signed with third-party developers, we collect payments from the end users for items sold, keep a pre-agreed percentage of the proceeds and remit the balance to the third-party developers. We recognize revenue from these sales primarily on a net basis, since we act as an agent in the transactions, over the average period of time when the game players are expected to use the in-game virtual merchandise, provided our obligations under the contract have been met and all other revenue recognition criteria have been met.

Share-based Compensation Expense

Sohu, Changyou, Sogou and Sohu Video all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their employees and directors. Share-based compensation expense is recognized as costs and /or expenses in the consolidated financial statements based on the fair value of the related share-based awards on their grant dates.

For Sohu share-based awards, in determining the fair value of share options granted, the Black-Scholes valuation model is applied; in determining the fair value of restricted share units granted, the public market price of the underlying shares on the grant dates is applied.

For Changyou share-based awards, in determining the fair value of ordinary shares, restricted shares and restricted share units granted in 2008, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant. In determining the fair value of restricted share units granted in 2009 before Changyou’s initial public offering, the fair value of the underlying shares was determined based on Changyou’s offering price for its initial public offering. In determining the fair value of restricted share units granted after Changyou’s initial public offering, the public market price of the underlying shares on the grant dates is applied.

For Sogou share-based awards, in determining the fair value of share options granted, the income approach /discounted cash flow method with a discount for lack of marketability was applied, given that the shares underlying the awards were not publicly traded at the time of grant.

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of March 31, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. In the first quarter of 2012, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share based compensation expense was recognized.

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

Income Taxes and Uncertain Tax Positions

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, we consider factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require us to realize less of our deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

Our deferred tax assets are related to net operating losses and temporary differences between accounting basis and tax basis for our China-based subsidiaries and VIEs that are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law.

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

Noncontrolling Interest for Sogou

To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income /loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ original investments in Series A Preferred Shares are accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) and the terms of Sogou’s restructuring.

By virtue of the Sogou Series A Terms and the terms of the restructuring, as Sogou loses money after its restructuring, the net losses will be allocated in the following order:

(i)	net losses will be allocated to Sohu and other common stock shareholders until their basis in Sogou decreases to zero;

(ii)	additional net losses will be allocated to Alibaba, China Web and Photon until their investment in Sogou decreases to zero; and

(iii)	further net losses will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Any subsequent net income from Sogou will be allocated in the following order:

(i)	net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income will be allocated to Alibaba, China Web and Photon to bring their basis back;

(iii)	further net income will be allocated to Sohu and other common stock shareholders to bring their basis back; and

(iv)	further net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted as follows:

(1)	Changyou’s net income attributable to Sohu is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

(2)	Sogou’s net income /(loss) attributable to Sohu is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou ordinary shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to Sohu by virtue of the Sogou Series A Terms and the terms of the restructuring, which is used for the calculation of basic net income per share.

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, short-term investments, accounts receivable, investments in debt securities, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities. The carrying amount of accounts receivable, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurements, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Investments in Debt Securities

We invest our excess cash in certain debt securities of high-quality corporate issuers. We elected the fair value option to account for our investments in debt securities at their initial recognition. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income /(expense). The fair value election was made to mitigate accounting mismatches and to achieve operational simplifications.

Equity Investments

Investments in entities over which we do not have significant influence are recorded as equity investments and are accounted for by the cost method. Investments in entities over which we have significant influence but do not control are also recorded as equity investments and are accounted for by the equity method. Under the equity method, our share of the post-acquisition profits or losses of the equity investment is recognized in our consolidated statements of comprehensive income; and our share of post-acquisition movements in equity investments is recognized in equity in our consolidated balance sheets. Unrealized gains on transactions between us and our equity investees are eliminated to the extent of the interest in the equity investments. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When our share of losses in an equity investment equals or exceeds our interest in the equity investment, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investee.

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

Intangible Assets

Intangible assets mainly comprise customer lists, video content and license, developed technologies, computer software purchased from unrelated third parties, domain names and trademarks, marketing rights and others, as well as operating rights for licensed games. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives. We amortize licensed video content over the shorter of the term of the estimated period over which the benefits of the license agreement will be enjoyed based on the trend of accumulation of viewership or the applicable license period. Beginning in the third quarter of 2011, licensed video content is amortized on an accelerated basis based on the viewership accumulation trend over the shorter of the term of the estimated period over which the benefits of the license agreement will be enjoyed or the applicable license period.

For exclusively licensed video content which we sub-licensed to similar platforms in return for payment in cash, we allocate a portion of the video content cost from cost of brand advertising revenues to sub-licensing cost. The allocation is based on the revenues to be generated through sub-licensing. We amortize sub-licensing cost using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that actual sub-licensing revenue bears as of the current period end to the total of the actual revenue earned and the estimated remaining unrecognized ultimate revenue.

Prepaid non-current Assets

Prepaid non-current assets primarily include prepayments for the office buildings to be built as our and Changyou’s headquarters before they are recognized as fixed assets, prepayments for the technological infrastructure and fitting-out of our office building before they are recognized as fixed assets, and prepaid PRC income tax arising from the sale of the 17173 Business by us to Changyou. Since the sale of the 17173 Business was between entities that are included in our consolidated financial statements, it was considered an “intra-entity transaction” and, under ASC 810-10, income taxes paid should be deferred. Accordingly, we recorded income tax related to the sale of the 17173 Business as prepaid PRC income tax. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173 Business-related assets sold to Changyou.

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

We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, we adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, we have the option to choose whether we will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For reporting units applying qualitative assessment first, we start the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying quantitative assessment, we perform the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts.

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

Contingent Consideration

Our contingent consideration consists primarily of contingent payments generated from the acquisition of 7Road. The acquisition of 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the future financial performance of 7Road through December 31, 2012. The fair value of the contingent consideration recognized on the acquisition date was estimated by an independent valuation firm, with the income approach applied. There are no indemnification assets involved.

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

Segment Reporting

The Company’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (“CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. There are five segments in the Sohu Group, consisting of brand advertising, Sogou (which mainly consists of the search and related business), Changyou (which mainly consists of the online game business), wireless and others.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of our subsidiaries and VIEs in the PRC (except for Wuxi Sohu New Momentum, a PRC subsidiary), the United Kingdom, Malaysia and Korea are the national currencies of those counties. Wuxi Sohu New Momentum’s functional currency is the U.S. dollar.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

In 2011, we adjusted our business groupings from brand advertising business, online game business, sponsored search business, and wireless and others business to online advertising business (consists of the brand advertising business as well as the search and others business), online game business, wireless business and others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified.

In the first quarter of 2012, with the development of our business, we reclassified certain expenses for our Search business and our video division.

Change in Presentation to Properly Reflect the Classification of Expenses of Video Business

Historically, the video division was a relative small operation in the Sohu Group. It did not have clearly defined business departments because it was highly dependent on the Sohu Group’s resources to sustain its operation. The video division’s compensation and benefits expenses were recorded under cost of revenues and were not allocated to individual operating expense categories, in view of the fact that most of the employees in the video division provided services related to the maintenance of content and resources that directly contributed to video-related brand advertising revenues.

In the first quarter of 2012, as the video division has grown significantly and business departments have been defined through the restructuring process to become more self-sustainable, compensation and benefits expenses have been allocated to the respective business departments to properly reflect the operating results of the video division. The video division’s compensation and benefits expenses were classified as cost of revenues, product development, sales and marketing and general and administrative expenses, respectively, based on the nature of the related employees’ roles and responsibilities. To conform to current period presentations, the relevant amounts for prior periods have been changed accordingly. The change from cost of revenues to operating expenses was not material to historical periods, and amounted to $0.7 million for the three months ended March 31, 2011.

Reclassification of Expenses of Search and Others Business

To expand distribution of customers’ sponsored links or advertisements, the search and others business acquires traffic from third-party Websites. Most traffic acquisition payments are made to Sogou’s Website Alliance members. Payments to Sogou’s Website Alliance members are based on a portion of pay-for-click revenues generated from clicks by users of their properties, and are included in cost of revenues. A relatively small portion of traffic acquisition payments to third-party Websites are based on pre-agreed unit prices and the actual traffic volume they direct to our search and others business. Prior to 2012, traffic acquisition payments based on pre-agreed unit price and the actual traffic volume were recorded in sales and marketing expenses.

In the first quarter of 2012, in order to enhance comparability with industry peers, all traffic acquisition payments were recorded in cost of revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $1.8 million for the three months ended March 31, 2011.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011		2012 VS 2011
Revenues:
Online advertising:
Brand advertising	$60,968	27%	$57,153	33%	$3,815
Search and others	21,637	10%	7,979	5%	13,658

Subtotal of online advertising Revenues	82,605	37%	65,132	38%	17,473

Online games	127,446	56%	94,930	54%	32,516
Wireless	13,351	6%	11,704	7%	1,647
Others	3,202	1%	2,603	1%	599

Total revenues	$226,604	100%	$174,369	100%	$52,235

Total revenues were $226.6 million for the three months ended March 31, 2012, compared to $174.4 million for the three months ended March 31, 2011. The year-on-year increase in total revenues for the first quarter of 2012 was $52.2 million. The increase was mainly attributable to increases in search and others revenues and online game revenues.

Online Advertising Revenues

Online advertising revenues were $82.6 million for the three months ended March 31, 2012, compared to $65.1 million for the three months ended March 31, 2011. The year-on-year increase in online advertising revenues for the first quarter of 2012 was $17.5 million. The increase was mainly attributable to increases in search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $61.0 million for the three months ended March 31, 2012, compared to $57.2 million for the three months ended March 31, 2011. The year-on-year increase in brand advertising revenues for the first quarter of 2012 was $3.8 million. The increase was mainly attributable to an increase in revenues from the e-commerce and fast-moving consumer goods sectors.

We expect brand advertising revenues to increase in the second quarter of 2012, compared to the first quarter of 2012.

Search and Others Revenues

Search and others revenues were $21.6 million for the three months ended March 31, 2012, compared to $8.0 million for the three months ended March 31, 2011. The year-on-year increase in search and others revenues for the first quarter of 2012 was $13.6 million. The increase was mainly due to increase in revenues from pay-for-click services as a result of increased search traffic and improved monetization of traffic, and increase in revenues from online marketing services on the Sogou Web Directory.

We expect search and others revenues to increase in the second quarter of 2012, compared to the first quarter of 2012.

Online Game Revenues

Online game revenues were $127.4 million for the three months ended March 31, 2012, compared to $94.9 million for the three months ended March 31, 2011. The year-on-year increase in online game revenues for the first quarter of 2012 was $32.5 million. The increase was mainly due to Changyou’s consolidation of 7Road’s financial statements, the ongoing popularity of Changyou’s flagship game TLBB and overall increases in active paying accounts and average revenue per active paying account for Changyou’s MMOGs, and the good initial reception of Shen Qu in China. For the three months ended March 31, 2012, the aggregate active paying accounts of Changyou’s MMOGs in China increased by 8% to 3.1 million, from 2.9 million for the three months ended March 31, 2011. Average revenue per active paying account of our games in China increased by 7% to RMB225, from RMB210 for the three months ended March 31, 2011.

We expect online game revenues to increase in the second quarter of 2012, compared to the first quarter of 2012.

Wireless Revenues

Wireless revenues were $13.4 million for the three months ended March 31, 2012, compared to $11.7 million for the three months ended March 31, 2011. The year-on-year increase in wireless revenues for the first quarter of 2012 was $1.7 million.

We expect wireless revenues to be flat in the second quarter of 2012 compared to the first quarter of 2012.

Others Revenues

Revenues for other services were $3.2 million for the three months ended March 31, 2012, compared to $2.6 million for the three months ended March 31, 2011. The year-on-year increase in others revenues for the first quarter of 2012 was $0.6 million.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011		2012 VS 2011
Cost of revenues:
Online advertising:
Brand advertising	$36,892	46%	$21,784	46%	$15,108
Search and others	13,128	17%	6,665	14%	6,463

Subtotal of cost of online advertising revenues	50,020	63%	28,449	60%	21,571

Online games	16,408	21%	8,968	19%	7,440
Wireless	8,853	11%	6,892	15%	1,961
Others	4,241	5%	2,670	6%	1,571

Total cost of revenues	$79,522	100%	$46,979	100%	$32,543

Total cost of revenues was $79.5 million for the three months ended March 31, 2012, compared to $47.0 million for the three months ended March 31, 2011. The increase in total cost of revenues for the first quarter of 2012 was $32.5 million. The increase was mainly attributable to increases in cost of online advertising revenues and cost of online game revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $50.0 million for the three months ended March 31, 2012, compared to $28.4 million for the three months ended March 31, 2011. The year-on-year increase in cost of online advertising revenues for the first quarter of 2012 was $21.6 million. The increase was mainly attributable to increases in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs (including amortization of licensed video content), bandwidth leasing costs, salary and benefits expenses, depreciation expenses and revenue sharing payments.

Cost of brand advertising revenues was $36.9 million for the three months ended March 31, 2012, compared to $21.8 million for the three months ended March 31, 2011. The year-on-year increase in cost of brand advertising revenues for the first quarter of 2012 was $15.1 million. The increase mainly consisted of a $7.5 million increase attributable to amortization of licensed video content, a $4.8 million increase in bandwidth leasing cost, a $1.0 million increase in salary and benefits expenses, and a $0.5 million increase in depreciation and amortization expenses.

Our brand advertising gross margin was 39% and 62%, respectively, for the three months ended March 31, 2012 and 2011. The decrease in our brand advertising gross margin was mainly due to increases in content and bandwidth costs.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition payments, bandwidth leasing costs, salary and benefits expenses and depreciation expenses.

Cost of search and others revenues was $13.1 million for the three months ended March 31, 2012, compared to $6.7 million for the three months ended March 31, 2011. The year-on-year increase in cost of search and others revenues for the first quarter of 2012 was $6.4 million. The increase mainly consisted of a $4.8 million increase in traffic acquisition payments, along with increased pay-for-click revenues, a $0.8 million increase in depreciation expenses and a $0.4 million increase in bandwidth leasing costs, along with increased traffic volume.

Our search and others gross margin was 39% and 16%, respectively, for the three months ended March 31, 2012 and 2011. The increase in our search and others gross margin was mainly due to higher revenues from online marketing services.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-based royalty payments to game developers, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, PRC business tax and value-added tax (“VAT”) arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of online game revenues was $16.4 million for the three months ended March 31, 2012, compared to $9.0 million for the three months ended March 31, 2011. The year-on-year increase in cost of online game revenues for the first quarter of 2012 was $7.4 million. The increase mainly consisted of a $2.0 million increase in depreciation and amortization expenses, a $2.0 million increase in salary and benefits expenses, which was attributable to increased headcount, and a $1.8 million increase in bandwidth leasing costs.

Our online game gross margin was 87% and 91%, respectively, for the three months ended March 31, 2012 and 2011. The decrease in our online game gross margin was mainly due to higher bandwidth and server costs as Changyou operated a larger portfolio of online games in the first quarter of 2012 and an increase in headcount.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of collection charges and transmission fees paid to China mobile network operators, revenue sharing with partners, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $8.9 million for the three months ended March 31, 2012, compared to $6.9 million for the three months ended March 31, 2011. The year-on-year increase in cost of wireless revenues for the first quarter of 2012 was $2.0 million. The increase mainly consisted of a $1.9 million increase in revenue sharing with partners.

The collection charges and transmission fees vary between China mobile network operators. The collection charges and transmission fees mainly include (1) a gateway fee of $0.008 to $0.032 per message in the first quarter of 2012, and $0.005 to $0.03 per message in the first quarter of 2011, depending on the volume of the monthly total wireless messages, and (2) a collection fee of 15% to 87% of total fees collected by China mobile network operators from mobile phone users (with the residual paid to us) in the first quarter of 2012 and 2011.

Our wireless gross margin was 34% and 41%, respectively, for the three months ended March 31, 2012 and 2011. The decrease in our wireless gross margin was mainly due to increased revenue sharing with partners.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots and amortization of sub-licensing of licensed video contents.

Cost of revenues for other services was $4.2 million for the three months ended March 31, 2012, compared to $2.7 million for three months ended March 31, 2011. The year-on-year increase in cost of revenues for the first quarter of 2012 was $1.5 million. The increase mainly consists of a $1.0 million increase in cost for the cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011		2012 VS 2011
Operating expenses:
Product development	$38,593	40%	$23,223	36%	$15,370
Sales and marketing	38,654	41%	28,633	45%	10,021
General and administrative	17,794	19%	12,166	19%	5,628

Total operating expenses	$95,041	100%	$64,022	100%	$31,019

Total operating expenses were $95.0 million for the three months ended March 31, 2012, compared to $64.0 million for the three months ended March 31, 2011. The year-on-year increase in total operating expenses for the first quarter of 2012 was $31.0 million. The increase was mainly due to increases in product development expenses and sales and marketing expenses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of our Websites, and costs associated with new product development and enhancement of existing products and services, which mainly include the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

Product development expenses were $38.6 million for the three months ended March 31, 2012, compared to $23.2 million for the three months ended March 31, 2011. The year-on-year increase in product development expenses for the first quarter of 2012 was $15.4 million. The increase mainly consisted of an $11.1 million increase in salary and benefits expenses as a result of increased headcount, and a $1.4 million increase in content and license expenses related to the online game business.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, facility expenses, sales commissions and travel expenses.

Sales and marketing expenses were $38.7 million for the three months ended March 31, 2012, compared to $28.6 million for the three months ended March 31, 2011. The year-on-year increase in sales and marketing expenses for the first quarter of 2012 was $10.1 million. The increase mainly consisted of a $5.5 million increase in salary and benefits expenses as a result of increased headcount, a $2.9 million increase in advertising and promotional expenditures as a result of increased marketing promotion activities, and a $1.3 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, facility expenses and bad debt expenses.

General and administrative expenses were $17.8 million for the three months ended March 31, 2012, compared to $12.2 million for the three months ended March 31, 2011. The year-on-year increase in general and administrative expenses for the first quarter of 2012 was $5.6 million. The increase mainly consisted of a $3.0 million increase in bad debt expenses and a $2.7 million increase in salary and benefits expenses as a result of increased headcount.

Share-based Compensation Expense

Sohu, Changyou, Sogou and Sohu Video all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and /or expenses for the three months ended March 31, 2012 and March 31, 2011, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2012	2011
Cost of revenues	$270	$735
Product development expenses	1,172	1,772
Sales and marketing expenses	534	1,089
General and administrative expenses	954	1,672

	$2,930	$5,268

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou and Sohu Video, respectively, was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2012	2011
For Sohu share-based awards	$1,703	$3,535
For Changyou share-based awards	1,206	1,733
For Sogou share-based awards	21	—
For Sohu Video share-based awards	0	—

	$2,930	$5,268

For Sohu share options, as of March 31, 2012 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of March 31, 2012, there was $6.8 million of unrecognized compensation expense.

For Changyou share-based awards, as of March 31, 2012, there was $4.0 million of unrecognized compensation expense.

For Sogou share-based awards, as of March 31, 2012, there was $28,000 of unrecognized compensation expense.

For Sohu Video, no share-based compensation expense was recognized for the three months ended March 31, 2012 with respect to Sohu Video share option grants made during those three months. This is because, under U.S. GAAP, no grant of options had occurred, as no grant date had been established at this stage.

Operating Profit

As a result of the foregoing, our operating profit was $52.0 million for the three months ended March 31, 2012, compared to $63.4 million for the three months ended March 31, 2011.

Other Income

Other income was $1.6 million for the three months ended March 31, 2012, compared to $510,000 for the three months ended March 31, 2011.

Interest Income

Interest income was $6.5 million for the three months ended March 31, 2012, compared to $2.7 million for the three months ended March 31, 2011. The year-on-year increase was mainly due to increased cash balance and higher rate of return on cash.

Income Tax Expense

Income tax expense was $18.7 million for the three months ended March 31, 2012, compared to $11.0 million for the three months ended March 31, 2011.

The year-on-year increase in income tax expense in the first quarter of 2012 was mainly due to the increase in the applicable tax rates for the major operating entities.

Net Income

Net income was $40.8 million for the three months ended March 31, 2012, compared to $55.2 million for the three months ended March 31, 2011.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $16.6 million for the three months ended March 31, 2012, compared to $10.4 million for the three months ended March 31, 2011.

The year-on-year increase in net income attributable to noncontrolling interest was mainly due to increased net income of Changyou.

We expect the noncontrolling interest recognized for Changyou to increase in the second quarter of 2012, compared to the first quarter of 2012, due to vesting of share-based awards as well as an increase in Changyou’s net income.

We expect the noncontrolling interest recognized for Sogou to remain at a low level in the second quarter of 2012.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $23.1 million for the three months ended March 31, 2012, compared to $44.8 million for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investment in debt securities, as well as the cash flows generated from operations.

As of March 31, 2012, we had cash and cash equivalents, short-term investments and investment in debt securities of approximately $871.2 million. As of March 31, 2011, we had cash and cash equivalents and investment in debt securities of approximately $814.2 million. Cash equivalents primarily comprise time deposits.

In November 2009, we entered into an agreement to purchase a Beijing office building to serve as our headquarters. The purchase price is approximately $127 million, of which $108 million had been paid as of March 31, 2012. In December 2011, we also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $16 million had been paid as of March 31, 2012. These $108 million and $16 million payments have been recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $19 million for the office building and $12 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work is in progress and is expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $158 million, of which $126 million had been paid as of March 31, 2012 and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $32 million will be settled in installments as various stages of the development plan are completed. This office building is under construction and is expected to be completed by the end of 2012.

As of March 31, 2012, the Sohu Group also had commitments for video content purchase at the amount of $34 million, commitments for other content and service purchase at the amount of $33 million, commitments for bandwidth purchase at the amount of $30 million, and other commitments related to future operating lease obligations and license fees for games developed by third-parties.

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

Our cash flows were summarized below (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$73,052	$72,355
Net cash used in investing activities	(34,941)	(19,881)
Net cash (used in) /provided by financing activities	(10,755)	2,333
Effect of exchange rate change on cash and cash equivalents	1,481	4,739

Net increase in cash and cash equivalents	28,837	59,546
Cash and cash equivalents at beginning of period	732,607	678,389

Cash and cash equivalents at end of period	$761,444	$737,935

Net Cash Provided by Operating Activities

For the three months ended March 31, 2012, $73.1 million net cash provided by operating activities was primarily attributable to our net income of $40.8 million, adjusted by non-cash items of share-based compensation expense of $2.9 million, depreciation and amortization of $26.1 million, impairment of intangible assets of $0.6 million, cash from working capital items of $2.1 million and other miscellaneous non-cash expense of $3.0 million, offset by a decrease in cash of $1.4 million income from investments in debt securities and $1.0 million from excess tax benefits.

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

Net Cash Used in Investing Activities

For the three months ended March 31, 2012, $34.9 million net cash used in investing activities was primarily attributable to $23.4 million used in acquiring fixed assets and intangible assets, and $11.5 million used in business acquisitions and investing activities.

For the three months ended March 31, 2011, $19.9 million net cash used in investing activities was primarily attributable to $18.5 million used in acquiring fixed assets and intangible assets, and $1.4 million used in business acquisitions and investing activities.

Net Cash (Used in) /Provided by Financing Activities

For the three months ended March 31, 2012, $10.8 million net cash used in financing activities was primarily attributable to $12.6 million used for the repurchase of our common stock and $0.3 million from other cash payments relating to financing activities, offset by a $1.0 million from the exercise of share-based awards in subsidiary, $1.0 million excess tax benefits mentioned above under the heading “Net Cash Provided by Operating Activities”, and $0.1 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan.

For the three months ended March 31, 2011, $2.3 million net cash provided by financing activities was primarily attributable to $1.2 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, $0.9 million from the proceeds of the noncontrolling shareholders of Focus Yiju and Focus Time, and $0.2 million excess tax benefits mentioned above under the heading “Net Cash Provided by Operating Activities”.

Restrictions on Cash Transfers to Sohu.com Inc.

To fund any cash requirements it may have, Sohu may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou, our wholly-owned subsidiary and majority-owned subsidiary. Since substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and VIEs, Sohu.com Limited and Changyou may need to rely on dividends, loans or advances made by our PRC subsidiaries.

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

In addition, regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our China-based subsidiaries, which are wholly foreign-owned enterprises (“WFOEs”), are also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends, or as loans or advances. These WFOEs may also allocate a portion of their after-tax profits, at the discretion of their Boards of Directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed to Changyou and /or to Sohu.com Limited and, accordingly, would not be available for distribution to Sohu.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. As a result of the announcement, the RMB has appreciated significantly. In early May 2012, the center point of the currency’s official trading band hit 6.2670, representing appreciation of more than 8.5%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2012, which consisted of cash and cash equivalents, short-term investments, investment in debt securities, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and contingent consideration. The book value of those financial instruments approximated their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	123,955	634,661	1,994	834	761,444
Short-term investments	0	30,334	0	0	30,334
Investment in debt securities	0	79,437	0	0	79,437
Accounts receivable	1,201	82,295	0	244	83,740
Prepaid and other current assets	14,201	26,818	0	419	41,438
Current liabilities	20,804	311,284	0	263	332,351
Long-term accounts payable	0	15,105	0	0	15,105
Contingent consideration	0	17,049	0	0	17,049

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 3.8 % in the first three months of 2012. While this rate of inflation represents a decline compared to the rate for the previous quarter, there may be further increased inflation in the future, which could have a material adverse effect on our business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012.

ITEM 1A. RISK FACTORS

Our independent registered public accounting firm is not inspected by the U.S. Public Company Accounting Oversight Board, which deprives us and our investors of the benefits of such inspection.

Auditors of companies whose shares are registered with the U.S. Securities and Exchange Commission and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the U.S. Public Company Accounting Oversight Board (“the “PCAOB”) and are required by the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards applicable to auditors. Our independent registered public accounting firm is located in, and organized under the laws of, the PRC, which is a jurisdiction where the PCAOB, notwithstanding the requirements of U.S. law, is currently unable to conduct inspections without the approval of the Chinese authorities, which approval has not been granted for auditors such as our independent registered public accounting firm. This lack of PCAOB inspections in China prevents the PCAOB from fully evaluating audits and quality control procedures of our independent registered public accounting firm. As a result, we and investors in our common stock are deprived of the benefits of such PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC and the related Implementation Rules issued by the SAFE, all foreign exchange transactions involving an employee share incentive plan, share option plan or similar plan participated in by PRC citizens may be conducted only with the approval of the SAFE, and under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company (or the “New Stock Option Rule”), which was issued by the SAFE on February 15, 2012 and which superseded the SAFE’s existing Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company, PRC citizens who are granted stock options or restricted share units, or are issued restricted shares, by an overseas publicly listed company must register with the SAFE and comply with a series of other procedural requirements. The New Stock Option Rule also provides procedures for registration of incentive plans, the opening and use of special accounts for the purpose of participation in incentive plans, and the remittance of funds for exercising options and gains realized from such exercises and sales of such options or the underlying shares, both outside and inside the PRC. We, and our PRC employees who have been granted stock options or restricted share units, or are issued restricted shares, are subject to the Administration Measures on Individual Foreign Exchange Control, the related Implementation Rules, and the New Stock Option Rule. If we, or our PRC employees who receive or hold options, restricted share units or restricted shares, fail to comply with these registration and other procedural requirements, we may be subject to fines and other legal sanctions.

With the exception of the forgoing, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012.

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

During the three months ended March 31, 2012, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2012

SOHU.COM INC.

By:	/s/ Carol Yu Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended March 31, 2012

EXHIBITS INDEX

10.1	Employment Agreement effective as of January 1, 2012, entered into on March 7, 2012, between Sohu.com Inc. and Charles Zhang.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.