Form 10-Q
period 2012-06-30
SOHU COM INC
filed 2012-08-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2012
Common stock, $.001 par value	38,012,613

SOHU.COM INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$764,598	$732,607
Short-term investments	21,793	17,560
Investments in debt securities	79,053	79,354
Accounts receivable, net	110,414	87,066
Prepaid and other current assets	40,927	53,894

Total current assets	1,016,785	970,481

Fixed assets, net	171,255	152,652
Goodwill	158,425	158,905
Intangible assets, net	82,160	69,762
Prepaid non-current assets	268,806	270,282
Other assets	10,970	11,212

Total assets	$1,708,401	$1,633,294

LIABILITIES
Current liabilities:
Accounts payable	$52,687	$31,179
Accrued liabilities	97,903	95,409
Receipts in advance and deferred revenue	68,869	75,809
Accrued salary and benefits	49,233	45,300
Taxes payable	31,485	47,213
Deferred tax liabilities	5,789	0
Other short-term liabilities	42,972	35,816
Contingent consideration	778	476

Total current liabilities	349,716	331,202

Long-term accounts payable	13,838	3,612
Deferred tax liabilities	8,423	5,146
Contingent consideration	17,293	17,009

Total long-term liabilities	39,554	25,767

Total liabilities	389,270	356,969

Commitments and contingencies
MEZZANINE EQUITY	52,400	57,254
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,013 shares and 38,082 shares, respectively, issued and outstanding)	44	44
Additional paid-in capital	357,590	366,210
Treasury stock (5,889 and 5,639 shares, respectively)	(143,858)	(131,292)
Accumulated other comprehensive income	73,053	76,219
Retained earnings	733,134	697,244

Total Sohu.com Inc. shareholders’ equity	1,019,963	1,008,425
Noncontrolling interest	246,768	210,646

Total shareholders’ equity	1,266,731	1,219,071

Total liabilities, mezzanine equity and shareholders’ equity	$1,708,401	$1,633,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Online advertising:
Brand advertising	$69,312	$67,728	$130,280	$124,881
Search and others	28,763	13,613	50,400	21,592

Subtotal of online advertising revenues	98,075	81,341	180,680	146,473

Online games	137,172	101,531	264,618	196,461
Wireless	15,598	11,645	28,949	23,349
Others	4,882	4,188	8,084	6,791

Total revenues	255,727	198,705	482,331	373,074

Cost of revenues:
Online advertising:
Brand advertising	50,963	24,937	87,855	46,721
Search and others	16,192	8,222	29,320	14,887

Subtotal of cost of online advertising revenues	67,155	33,159	117,175	61,608

Online games	18,301	9,950	34,709	18,918
Wireless	10,208	7,109	19,061	14,001
Others	4,180	4,220	8,421	6,890

Total cost of revenues	99,844	54, 438	179,366	101,417

Gross profit	155,883	144,267	302,965	271,657

Operating expenses:
Product development	43,340	25,839	81,933	49,062
Sales and marketing	48,999	36,492	87,653	65,125
General and administrative	17,508	13,148	35,302	25,314
Impairment of intangible assets via acquisition of businesses	2,906	0	2,906	0
Total operating expenses	112,753	75,479	207,794	139,501

Operating profit	43,130	68,788	95,171	132,156

Other income	1,818	1,479	3,431	1,989
Interest income	7,223	3,279	13,718	5,998
Exchange difference	45	(1,658)	(598)	(2,084)

Income before income tax expense	52,216	71,888	111,722	138,059
Income tax expense	18,467	10,281	37,154	21,283

Net income	33,749	61,607	74,568	116,776
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	1,095	361	2,206	361
Net income attributable to the noncontrolling interest shareholders	19,872	16,981	36,472	27,343

Net income attributable to Sohu.com Inc.	$12,782	$44,265	$35,890	$89,072

Net income	33,749	61,607	74,568	116,776

Other comprehensive income: Foreign currency translation adjustment, net of tax	(5,455)	10,634	(3,668)	18,060

Comprehensive income	28,294	72,241	70,900	134,836

Less: Comprehensive income attributable to the mezzanine classified noncontrolling interest	1,095	361	2,206	361
Comprehensive income attributable to noncontrolling interest shareholders	19,045	18,143	35,970	29,371

Comprehensive income attributable to Sohu.com Inc.	8,154	53,737	32,724	105,104

Basic net income per share attributable to Sohu.com Inc.	$0.34	$1.16	$0.95	$2.33

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,002	38,295	38,043	38,245

Diluted net income per share attributable to Sohu.com Inc.	$0.28	$1.10	$0.81	$2.11

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,347	38,860	38,416	38,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$74,568	$116,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,959	11,987
Share-based compensation expense	6,359	9,684
Amortization of intangible assets	34,395	14,872
Impairment of intangible assets	3,564	233
Impairment of purchased video content	15,275	0
Provision for allowance for doubtful accounts	3,260	300
Excess tax benefits from share-based payment arrangements	(2,519)	(1,107)
Investment income of investments in debt securities	(2,727)	(1,450)
Others	(243)	347
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(26,853)	(10,345)
Prepaid and other current assets	2,053	5,066
Deferred tax	5,590	(199)
Accounts payable	10,471	4,491
Taxes payable	(9,313)	(6,328)
Accrued liabilities	771	2,693
Receipts in advance and deferred revenue	(6,655)	4,979
Other short-term liabilities	9,612	4,079

Net cash provided by operating activities	135,567	156,078
Cash flows from investing activities:
Purchase of fixed assets	(32,631)	(39,058)
Purchase of intangible and other assets	(27,462)	(21,923)
Purchase of /proceeds from short-term investments, net	(4,299)	1,856
Acquisitions, net of cash acquired	(683)	(69,175)
Other cash payments relating to investing activities	(2,877)	(2,787)

Net cash used in investing activities	(67,952)	(131,087)
Cash flows from financing activities:
Issuance of common stock	139	1,444
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0
Repurchase of common stock	(12,566)	0
Cash contribution received from the noncontrolling interest shareholders	0	159
Excess tax benefits from share-based payment arrangements	2,519	1,107
Exercise of share-based awards in subsidiary	1,360	0
Other cash payments relating to financing activities	(251)	0

Net cash (used in) /provided by financing activities	(34,599)	2,710
Effect of exchange rate changes on cash and cash equivalents	(1,025)	11,965

Net increase in cash and cash equivalents	31,991	39,666
Cash and cash equivalents at beginning of period	732,607	678,389

Cash and cash equivalents at end of period	$764,598	$718,055

Supplemental schedule of non-cash investing activity:
Consideration payable for business acquisitions	0	28,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2012

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646
Issuance of common stock	139	0	139	0	0	0	0
Repurchase of common stock	(12,566)			(12,566)
Share-based compensation expense	6,359	0	3,180	0	0	0	3,179
Settlement of share-based awards in subsidiary	1,361	0	(7,364)	0	0	0	8,725
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0	(14,219)	0	0	0	(11,581)
Changes in mezzanine equity of Changyou	6,836	0	6,836	0	0	0	0
Transaction cost for the sale of the 17173 Business from Sohu to Changyou	118	0	118	0	0	0	0
Deemed contribution from noncontrolling shareholders (related to sale of the 17173 Business by Sohu to Changyou)	0	0	171	0	0	0	(171)
Excess tax benefits from share-based awards	2,519	0	2,519	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	72,362	0	0	0	0	35,890	36,472
Foreign currency translation adjustment, net of tax	(3,668)	0	0	0	(3,166)	0	(502)

Ending balance	$1,266,731	$44	$357,590	$(143,858)	$73,053	$733,134	$246,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2011

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$974,559	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442
Issuance of common stock	1,444	1	1,443	0	0	0	0
Contribution received from the noncontrolling interest shareholders	159	0	0	0	0	0	159
Share-based compensation expense	9,684	0	6,007	0	0	0	3,677
Settlement of share-based awards in subsidiary	0	0	(6,389)	0	0	0	6,389
Excess tax benefits from share-based awards	1,107	0	1,107	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	116,415	0	0	0	0	89,072	27,343
Foreign currency translation adjustment, net of tax	18,060	0	0	0	16,032	0	2,028

Ending balance	$1,121,428	$44	$340,201	$(114,690)	$54,260	$623,575	$218,038

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

Online Advertising

The online advertising business consists of the brand advertising business as well as the search and others business. The brand advertising business offers advertisements on the Web properties of the Sohu Group’s portal to companies seeking to increase their brand awareness online. The search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), offers customers pay-for-click services, as well as online marketing services on Sogou Web Directory.

Online Games

The online game business is conducted by Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”).

The online game business consists of development, operation and licensing of massively multiplayer online games (“MMOGs”), which are interactive online games that may be played simultaneously by hundreds of thousands of game players, and Web games, which are played over the Internet using a Web browser. Changyou currently operates several MMOGs in China, including the in-house developed Tian Long Ba Bu (“TLBB”). Changyou’s majority-owned subsidiary 7Road.com Limited (“7Road”) jointly operates DDTank and Wartune (also known as “Shen Qu”), which are two popular Web games in China, primarily through an extensive network of third-party game platforms in China and overseas.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the six months ended June 30, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

Change in Presentation to Properly Reflect the Classification of Expenses of Video Business

Prior to 2012, the video division was a relatively small operation within the Sohu Group. It did not have clearly defined business departments and it was highly dependent on the Sohu Group’s resources to sustain its operation. The video division’s compensation and benefits expenses were recorded under cost of revenues and were not allocated to individual operating expense categories, in view of the fact that most of the employees in the video division provided services related to the maintenance of content and resources that directly contributed to video-related brand advertising revenues.

Commencing January 1, 2012, as the video division has grown significantly and business departments have been defined through the restructuring process to become more self-sustainable, compensation and benefits expenses have been allocated to the respective business departments to properly reflect the operating results of the video division. The video division’s compensation and benefits expenses were classified as cost of revenues, product development, sales and marketing and general and administrative expenses, respectively, based on the nature of the related employees’ roles and responsibilities. To conform to current period presentations, the relevant amounts for prior periods have been changed accordingly. The change from cost of revenues to operating expenses was not material to historical periods, and amounted to $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2011.

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

Commencing January 1, 2012, in order to enhance comparability with industry peers, all traffic acquisition payments were recorded in cost of revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $2.1 million and $3.9 million, respectively, for the three and six months ended June 30, 2011.

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

In December 2011, the Company sold the 17173 Business to Changyou. Beginning January 1, 2012, the Company began to review the 17173 Business as part of the Changyou segment and changed the Company’s segment operating performance measurements by transferring the 17173 Business from the brand advertising segment to the Changyou segment. The comparative operating results of the brand advertising segment and the Changyou segment were retrospectively restated.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2012
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$63,647	$15,598	$2,252	$81,497	$30,397	$147,341	$(3,508)	$255,727
Segment cost of revenues	(49,861)	(10,208)	(280)	(60,349)	(16,154)	(23,493)	76	(99,920)

Segment gross profit /(loss)	$13,786	$5,390	$1,972	21,148	14,243	123,848	(3,432)	155,807

SBC (2) in cost of revenues				191	(38)	(77)	0	76

Gross profit				21,339	14,205	123,771	(3,432)	155,883

Operating expenses:
Product development				(16,231)	(9,347)	(16,231)	0	(41,809)
Sales and marketing				(31,342)	(6,160)	(14,432)	3,432	(48,502)
General and administrative				(7,283)	(1,262)	(7,486)	0	(16,031)
Impairment of intangible assets via acquisition of businesses				0	0	(2,906)	0	(2,906)
SBC (2) in operating expenses				(1,311)	(1,295)	(899)	0	(3,505)

Total operating expenses				(56,167)	(18,064)	(41,954)	3,432	(112,753)

Operating profit /(loss)				(34,828)	(3,859)	81,817	0	43,130
Other income /(expense)				1,261	3	554	0	1,818
Interest income				3,089	99	4,035	0	7,223
Exchange difference				178	41	(174)	0	45
Income /(loss) before income tax expense				(30,300)	(3,716)	86,232	0	52,216

Income tax expense				(2,393)	0	(16,074)	0	(18,467)

Net income				$(32,693)	$(3,716)	$70,158	$0	$33,749

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended June 30, 2011
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$60,212	$11,645	$694	$72,551	$13,706	$113,317	$(869)	$198,705
Segment cost of revenues	(23,537)	(7,109)	(76)	(30,722)	(8,222)	(14,988)	49	(53,883)

Segment gross profit /(loss)	$36,675	$4,536	$618	41,829	5,484	98,329	(820)	144,822

SBC (2) in cost of revenues				(506)	0	(49)	0	(555)

Gross profit				41,323	5,484	98,280	(820)	144,267

Operating expenses:
Product development				(8,392)	(4,100)	(11,926)	0	(24,418)
Sales and marketing				(22,740)	(2,825)	(10,875)	820	(35,620)
General and administrative				(5,215)	(812)	(5,553)	0	(11,580)
SBC (2) in operating expenses				(1,516)	(974)	(1,384)	13	(3,861)

Total operating expenses				(37,863)	(8,711)	(29,738)	833	(75,479)

Operating profit /(loss)				3,460	(3,227)	68,542	13	68,788
Other income /(expense)				2,079	3	(603)	0	1,479
Interest income				908	26	2,345	0	3,279
Exchange difference				(1,400)	(85)	(173)	0	(1,658)
Income /(loss) before income tax expense				5,047	(3,283)	70,111	13	71,888

Income tax expense				(1,367)	0	(8,914)	0	(10,281)

Net income				$3,680	$(3,283)	$61,197	$13	$61,607

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2012
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$119,900	$28,949	$3,275	$152,124	$53,175	$284,106	$(7,074)	$482,331
Segment cost of revenues	(85,295)	(19,061)	(929)	(105,285)	(29,277)	(44,792)	182	(179,172)

Segment gross profit /(loss)	$34,605	$9,888	$2,346	46,839	23,898	239,314	(6,892)	303,159

SBC (2) in cost of revenues				16	(43)	(167)	0	(194)

Gross profit				46,855	23,855	239,147	(6,892)	302,965

Operating expenses:
Product development				(29,484)	(16,877)	(32,869)	0	(79,230)
Sales and marketing				(58,778)	(10,584)	(24,152)	6,892	(86,622)
General and administrative				(14,701)	(2,711)	(15,459)	0	(32,871)
Impairment of intangible assets via acquisition of businesses				0	0	(2,906)	0	(2,906)
SBC (2) in operating expenses				(2,508)	(1,588)	(2,069)	0	(6,165)

Total operating expenses				(105,471)	(31,760)	(77,455)	6,892	(207,794)

Operating profit /(loss)				(58,616)	(7,905)	161,692	0	95,171
Other income /(expense)				2,555	(1)	877	0	3,431
Interest income				6,515	188	7,015	0	13,718
Exchange difference				100	27	(725)	0	(598)
Income /(loss) before income tax expense				(49,446)	(7,691)	168,859	0	111,722

Income tax expense				(4,814)	0	(32,340)	0	(37,154)

Net income				$(54,260)	$(7,691)	$136,519	$0	$74,568

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2011
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$110,670	$23,349	$1,138	$135,157	$21,850	$218,228	$(2,161)	$373,074
Segment cost of revenues	(43,978)	(14,001)	(156)	(58,135)	(14,887)	(27,319)	214	(100,127)

Segment gross profit /(loss)	$66,692	$9,348	$982	77,022	6,963	190,909	(1,947)	272,947

SBC (2) in cost of revenues				(1,172)	0	(118)	0	(1,290)

Gross profit				75,850	6,963	190,791	(1,947)	271,657

Operating expenses:
Product development				(15,456)	(8,039)	(22,374)	0	(45,869)
Sales and marketing				(40,565)	(5,268)	(19,278)	1,947	(63,164)
General and administrative				(9,427)	(1,868)	(10,779)	0	(22,074)
SBC (2) in operating expenses				(3,478)	(1,690)	(3,239)	13	(8,394)

Total operating expenses				(68,926)	(16,865)	(55,670)	1,960	(139,501)

Operating profit /(loss)				6,924	(9,902)	135,121	13	132,156
Other income /(expense)				2,916	5	(932)	0	1,989
Interest income				1,784	30	4,184		5,998
Exchange difference				(1,614)	(141)	(329)	0	(2,084)
Income /(loss) before income tax expense				10,010	(10,008)	138,044	13	138,059

Income tax expense				(2,836)	0	(18,447)	0	(21,283)

Net income				$7,174	$(10,008)	$119,597	$13	$116,776

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of June 30, 2012
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$278,750	$42,695	$443,153	$0	$764,598
Accounts receivable, net	85,269	3,029	22,116	0	110,414
Fixed assets, net	65,231	39,150	66,874	0	171,255
Total assets (1)	$884,911	$89,203	$917,719	$(183,432)	$1,708,401

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

	As of December 31, 2011
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$357,031	$45,165	$330,411	$0	$732,607
Accounts receivable, net	73,610	2,263	11,326	(133)	87,066
Fixed assets, net	61,636	22,622	68,394	0	152,652
Total assets (1)	$934,096	$73,970	$753,073	$(127,845)	$1,633,294

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

3.	Share-Based Compensation Expense

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

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”), which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of June 30, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As of June 30, 2012, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share based compensation expense was recognized.

Share-based compensation expense was recognized in costs and/or expenses for the three and six months ended June 30, 2012 and 2011, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2012	2011	2012	2011
Cost of revenues (1)	$(76)	$555	$194	$1,290
Product development expenses	1,531	1,421	2,703	3,193
Sales and marketing expenses	497	872	1,031	1,961
General and administrative expenses	1,477	1,568	2,431	3,240

	$3,429	$4,416	$6,359	$9,684

Note (1):	In the second quarter of 2012, the Company trued up the shared-based compensation expense for forfeited restricted share units which would have become fully vested during the quarter.

There was no capitalized share-based compensation expense for the three and six months ended June 30, 2012 and 2011.

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou and Sohu Video, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2012	2011	2012	2011
For Sohu share-based awards	$1,478	$2,593	$3,181	$6,128
For Changyou share-based awards	813	1,305	2,019	3,038
For Sogou share-based awards	1,138	518	1,159	518
For Sohu Video share-based awards	0	—	0	—

	$3,429	$4,416	$6,359	$9,684

4.	Fair Value Measurements

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of June 30, 2012 (in thousands):

		Fair value measurements at reporting date using
Items	As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$136,346	$0	$136,346	$0
Short-term investments	21,793	0	21,793	0
Investments in debt securities	79,053	0	0	79,053

Total	$237,192	$0	$158,139	$79,053

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2011 to June 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2011	$79,354
Currency translation adjustment	(301)

Ending balance at June 30, 2012	$79,053

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

As of June 30, 2012, the Company’s investments in financial instruments were mainly held by 7Road’s VIE Shenzhen 7Road Technology Co., Ltd (“Shenzhen 7Road”), and totaled approximately $21.8 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and six months ended June 30, 2012, the Company recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.3 million and $0.6 million, respectively.

Investments in Debt Securities

In September 2011, the Company extended the maturity of a convertible debt security for six months to March 2012. This convertible debt security has a principal amount of $74.6 million (equal to RMB0.5 billion) and with an interest rate of 6.8% per annum, payable quarterly in cash. In March 2012, the Company further extended the maturity of this convertible debt security for six months to September 2012. The interest rate remained at 6.8% per annum. This convertible debt security was purchased in September 2010 from a PRC-based company (the “Debtor”), and has an initial maturity of twelve months subject to extension at the Company’s election in its sole discretion for additional sequential six-month periods. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. Under the terms of the security, if the Company continues to extend the maturity to March 31, 2014, it will have an option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor.

For the three and six months ended June 30, 2012, interest income generated from this debt security amounted to $1.37 million and $2.73 million, respectively. For the three and six months ended June 30, 2011, interest income generated from this debt security amounted to $0.74 million and $1.45 million, respectively.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the three and six months ended June 30, 2012, there was no change in fair value. For the three and six months ended June 30, 2011, changes in fair value generated from exchange gain or loss were $1.06 and $1.75 million, respectively. To estimate fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

5.	Impairment of purchased video content

The Company recorded payments for video content as prepaid assets when payment occurred, then capitalized the purchased video content as intangible assets when recognition criteria were met.

In the second quarter of 2012, the Company noted that the prices for purchased video content have decreased significantly. Under ASC 360-10-35-Impairment or Disposal of Long-Lived Assets, when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, an impairment test should be performed at the asset group level. The Company divided purchased video content into seven asset groups, consisting of TV series, Pay Channel, Overseas Content, Movies, Animations, Variety shows, and Documentary films. The Company tested the recoverability of the carrying values of these asset groups by comparing their carrying amounts to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset groups. If the carrying amount of an asset group was determined to not be recoverable, an impairment loss was recognized, measured by comparing the carrying value of the asset group to the asset group’s fair value. The fair values of the purchased video content were estimated using the discounted cash flow method. The impairment losses were allocated only to the purchased video content within the asset group, since the carrying amount of other long-lived assets within the asset group was considered to be already below their fair value.

In the second quarter of 2012, as a result of these impairment tests, the Company recognized total impairment losses of $15.3 million in the consolidated statements of comprehensive income as cost of revenues. Also, the Company wrote down prepaid assets and intangible assets from their carrying values of $5.5 million and $29.7 million, respectively, to their fair values of $2.9 million and $17.0 million, respectively.

For the three and six months ended June 30, 2011, no impairment losses was recognized for purchased video content.

6.	Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Wireless	Sogou	Changyou	Total
Balance as of December 31, 2011
Goodwill	$59,978	$15,942	$2,042	$121,932	$199,894
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$40,132	$0	$2,042	$116,731	$158,905

Transactions in 2012
Inter-segment transfers	(17,885)	0	0	17,885	0
Foreign currency translation adjustment	0	0	(8)	(472)	(480)

Balance as of June 30, 2012	$22,247	$0	$2,034	$134,144	$158,425

Balance as of June 30, 2012
Goodwill	$42,093	$15,942	$2,034	$139,345	$199,414
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

The inter-segment transfers are related to the sale of the 17173 Business by Sohu to Changyou. As aforementioned in Note 2 - Segment Information, beginning January 1, 2012, the Company began to review the 17173 Business as part of the Changyou segment and changed the Company’s segment operating performance measurements by transferring the 17173 Business from the brand advertising segment to the Changyou segment, therefore, the related goodwill was transferred accordingly.

7.	Income Taxes

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any penalties or significant interest associated with tax positions for the three and six months ended June 30, 2012, nor did the Company have any significant unrecognized uncertain tax positions for the three and six months ended June 30, 2012.

PRC Corporate Income Tax

Related to High and New Technology Enterprises

The PRC Corporate Income Tax Law (the “CIT Law”) applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“NHTEs”). Under this preferential tax treatment, NHTEs can enjoy a preferential income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. The CIT Law was effective beginning January 1, 2008.

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

In addition to the above five enterprises, there are other two enterprises, Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”) that qualified as NHTEs in 2009 and reapplied for qualification in May 2012. Before the reapplications are approved, the two companies will be entitled to continue to enjoy their beneficial tax rates as if they had already qualified as NHTEs for 2012. Therefore, for the year 2012, the income tax rate for these enterprises will be 15%.

Related to Software Enterprises

Under the CIT Law, a Software Enterprise can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

As of June 30, 2012, Shenzhen 7Road, Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”) and Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) are qualified as “Software Enterprises” and enjoy the aforementioned beneficial tax treatment.

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (the “China-HK Tax Arrangement”) if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend may remain subject to a withholding tax rate of 10%.

In the second quarter of 2012, Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to distribute all of its earnings of 2012 to its overseas parent company, Changyou.com HK Limited (“Changyou HK”) in the near future. Based on an assessment performed pursuant to requirements specified by PRC tax authorities, Changyou concluded that it is more likely than not that such distribution will be subject to 5% withholding tax. In the second quarter of 2012, Changyou accrued deferred tax liabilities in the amount of $4.4 million for withholding taxes associated with this distribution plan.

8.	Commitments and Contingencies

Contractual Obligation

In November 2009, the Company entered into an agreement to purchase a Beijing office building to serve as the Company’s headquarters. The purchase price is approximately $127 million, of which $108 million had been paid as of June 30, 2012. In December 2011, the Company also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $16 million had been paid as of June 30, 2012. These $108 million and $16 million payments have been recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $19 million for the office building and $12 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work are in progress and are expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $158 million, of which $125 million had been paid as of June 30, 2012 and was recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $33 million will be settled in installments as various stages of the development plan are completed. This office building is under construction and is expected to be completed by the end of 2012.

As of June 30, 2012, the Sohu Group also had commitments for bandwidth purchases in the amount of $30 million, commitments for video content purchases in the amount of $25 million, commitments for operating leases in the amount of $17 million and commitments for other content and service purchases in the amount of $15 million.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of June 30, 2012, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

PRC Law

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, online game, wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect Sohu Group’s VIE structure are discussed in Note 9 - VIEs.

Regulatory risks also encompass the interpretation by the tax authorities of current tax law, including the applicability of certain preferential tax treatments. The Sohu Group’s legal structure and scope of operations in China could be subject to restrictions, which could result in severe limits on its ability to conduct business in the PRC.

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

9.	VIEs

Background

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, wireless, value-added telecommunications and certain other businesses in which the Company is engaged or could be deemed to be engaged. Consequently, the Company conducts certain of its operations and businesses in the PRC through its VIEs.

The Company has adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. The Company’s management made evaluations of the relationships between the Company and its VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Sohu Group controls the shareholders’ voting interests in the VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its VIEs. As a result, the Company consolidates all of its VIEs in its consolidated financial statements.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time as requested by Sohu Group to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, and also has the obligation to absorb losses of the VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of June 30, 2012, the aggregate amount of these loans was $17.1 million.

Under its contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of June 30, 2012, the registered capital and PRC statutory reserves of the VIEs totaled $30.4 million. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

Summary of VIEs

Basic Information

For the Online Advertising Business

Brand Advertising Business

a)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in 2002 and is engaged in entertainment and advertising services. As of June 30, 2012, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng held 80% and 20% interests, respectively, in this entity.

b)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was acquired in 2005 and is engaged in mapping services. As of June 30, 2012, the registered capital of Tu Xing Tian Xia was $0.2 million. Beijing Century High-Tech Investment Co., Ltd. (“High Century”) and Sohu Internet held 56.1% and 43.9% interests, respectively, in this entity. This entity is currently in the process of liquidation.

c)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010 and is engaged in advertising services. As of June 30, 2012, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each held a 50% interest in this entity.

d)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010 and is engaged in advertising services. As of June 30, 2012, the registered capital of Pilot New Era was $0.7 million. High Century and Sohu Internet each held a 50% interest in this entity.

e)	Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011 and is engaged in advertising services. As of June 30, 2012, the registered capital of Focus Yiju was $1.6 million. High Century held a 100% interest in this entity.

f)	17173 Network

Beijing 17173 Network Technology Co., Ltd. (“17173 Network”) was incorporated in 2011 and is engaged in technology development and advertising services. As of June 30, 2012, the registered capital of 17173 Network was $1.6 million. Jing Zhou and a third party entity each held a 50% interest in this entity.

g)	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011 and is engaged in advertising services. As of June 30, 2012, the registered capital of Tianjin Jinhu was $0.5 million. Ye Deng and Chun Liu each held a 50% interest in this entity.

Search and Others Business

h)	Sogou Information

Sogou Information was incorporated in 2005. As of June 30, 2012, the registered capital of Sogou Information was $2.5 million. Xiaochuan Wang and Xianxian Hao each held a 50% interest in this entity.

For the Online Game Business

i)	Gamease

Gamease was incorporated in 2007. As of June 30, 2012, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou held 60% and 40% interests, respectively, in this entity.

j)	Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of June 30, 2012, the registered capital of Shanghai ICE was $1.2 million. Runa Pi and Rong Qi each held a 50% interest in this entity.

k)	Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of June 30, 2012, the registered capital of Guanyou Gamespace was $1.5 million. Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

l)	Shenzhen 7Road

68.258% of Shenzhen 7Road was acquired by Gamease in 2011. During the three months ended June 30, 2012, in connection with a reorganization of Shenzhen 7Road to create a Cayman Islands holding company structure, Shenzhen 7Road became a VIE of 7Road, which is a Cayman Islands company of which approximately 71.926% is owned by Changyou. Shenzhen 7Road is controlled by Changyou, and Changyou is a primary beneficiary of Shenzhen 7Road, as a result of contractual arrangements among Shenzhen 7Road, Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), which is a PRC-based indirect wholly-owned subsidiary of 7Road, and the shareholders of Shenzhen 7Road. As of June 30, 2012, Gamease held shares representing 68.258% of Shenzhen 7Road and four executive officers of 7Road.com Limited collectively held shares representing 31.742% of Shenzhen 7Road.

For the Wireless Business

m)	High Century

High Century is a holding company which was incorporated in 2001. As of June 30, 2012, the registered capital of High Century was $4.6 million. Dr. Charles Zhang and Wei Li, held 80% and 20% interests, respectively, in this entity.

n)	Sohu Internet

Sohu Internet was incorporated in 2003 and is engaged in Internet information, wireless and advertising services. As of June 30, 2012, the registered capital of Sohu Internet was $1.6 million. High Century and Sohu Entertainment held 75% and 25% interests, respectively, in this entity.

o)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was acquired in 2004 and is engaged in value-added telecommunication services. As of June 30, 2012, the registered capital of GoodFeel was $1.2 million. James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

p)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of June 30, 2012, the registered capital of 21 East Beijing was $0.1 million and High Century held a 100% interest in this entity.

q)	Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of June 30, 2012, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following consolidated financial information of the Sohu Group’s VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	June 30, 2012	December 31, 2011
Total assets	$468,815	$405,854
Total liabilities	$196,254	$184,711

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenue	$218,118	$169,141	$406,145	$318,239
Net income	$30,134	$13,341	$53,661	$28,417

For the table below, VIEs under the Brand advertising, Sogou, Wireless and Others segments are classified as Sohu’s VIEs, and VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs	Six months ended June 30,
	2012	2011
Net cash (used in) /provided by operating activities	$(12,169)	$11,584
Net cash used in investing activities	(184)	(30)
Net cash used in financing activities	$0	$(464)

Cash flows of Changyou’s VIEs	Six months ended June 30,
	2012	2011
Net cash provided by operating activities	$11,463	$45,496
Net cash used in investing activities	(11,291)	(68,478)
Net cash used in financing activities	$0	$0

Summary of significant agreements currently in effect

Agreements between VIEs and Nominee Shareholders

Loan and equity pledge agreements between Sohu Era and the respective shareholders of High Century and Sohu Entertainment: These loan agreements provide for loans to the shareholders of High Century and Sohu Entertainment for them to make contributions to the registered capital of High Century and Sohu Entertainment in exchange for the equity interests in High Century and Sohu Entertainment, and under these pledge agreements the shareholders pledge those equity interests to Sohu Era as security for the loans. The loan agreements include powers of attorney that give Sohu Era the power to appoint nominees to act on behalf of the shareholders of High Century and Sohu Entertainment in connection with all actions to be taken by High Century and Sohu Entertainment. Pursuant to the loan agreements, the shareholders executed in blank transfers of their equity interests in High Century and Sohu Entertainment, which transfers are held by the Company’s legal department and may be completed and effected at Sohu Era’s election.

Loan and equity pledge agreements between Sogou Tech and the shareholders of Sogou Information. These loan agreements provide for loans to the shareholders Sogou Information for them to make contributions to the registered capital of Sogou Information in exchange for the equity interests in Sogou Information, and under the pledge agreements the shareholders pledge those equity interests to Sogou Tech as security for the loans. The loans are interest free and are repayable on demand, but the shareholders can only repay the loans by transferring to Sogou Tech their equity interests in Sogou Information.

Exclusive equity interest purchase right agreements between Sogou Tech, Sogou Information and the shareholders of Sogou Information. Pursuant to these agreements, Sogou Tech and any third party designated by it have the right, exercisable at any time when it becomes legal to do so under PRC law, to purchase from the shareholders of Sogou Information all or any part of their equity interests at a purchase price equal to the shareholders’ initial contributions to registered capital.

Powers of Attorney executed by the shareholders of Sogou Information in favor of Sogou Tech with a term of 10 years, extendable at the request of Sogou Tech. These powers of attorney give Sogou Tech the right to appoint nominees to act on behalf of each of the two Sogou Information shareholders in connection with all actions to be taken by Sogou Information.

Business operation agreement among Sogou Tech, Sogou Information and the shareholders of Sogou Information. The agreement sets forth the right of Sogou Tech to control the actions of the shareholders of Sogou Information. The agreement has a term of 10 years, renewable at the request of Sogou Tech.

Loan agreements and equity pledge agreements between AmazGame and the shareholders of Gamease and between Gamespace and the shareholders of Guanyou Gamespace. The loan agreements provide for loans to the shareholders of Gamease and Guanyou Gamespace, respectively, for them to make contributions to the registered capital of Gamease and Guanyou Gamespace in exchange for the equity interests in Gamease and Guanyou Gamespace, respectively. Under the equity pledge agreements the shareholders of Gamease and Guanyou Gamespace, respectively, pledge to AmazGame and Gamespace, respectively, their equity interests in Gamease and Guanyou Gamespace, respectively, to secure the performance of their obligations under the loan agreements and Gamease’s and Guanyou Gamespace’s obligations to AmazGame and Gamespace under their business agreements. The loans are interest free and are repayable on demand, but the shareholders can only repay the loans by transferring to AmazGame and Gamespace, respectively, their equity interests in Gamease and Guanyou Gamespace.

Equity interest purchase right agreements between AmazGame and the shareholders of Gamease and between Gamespace and the shareholders of Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace, respectively, have the right, and any third party designated by them has the right, exercisable at any time when it becomes legal to do so under PRC law, to purchase from the shareholders of Gamease and Guanyou Gamespace, respectively, all or any part of their equity interests at a purchase price equal to their initial contributions to registered capital.

Powers of attorney executed by the shareholders of Gamease in favor of AmazGame and the shareholders of Guanyou Gamespace in favor of Gamespace, with a term of 10 years. These powers of attorney give AmazGame and Gamespace, respectively, the exclusive right to appoint nominees to act on behalf of the shareholders in connection with all actions to be taken by Gamease and Guanyou Gamespace, respectively.

Business operation agreements between AmazGame and the shareholders of Gamease and between Gamespace and the shareholders of Guanyou Gamespace. This agreement sets forth the right of AmazGame and Gamespace, respectively, to control the actions of the shareholders of Gamease and Guanyou Gamespace, respectively. The agreements have a term of 10 years.

Call option agreement among ICE Information, Shanghai ICE and Shanghai ICE shareholders. This agreement provides to ICE Information and any third party designated by ICE Information the right, exercisable at any time when it becomes legal to do so under PRC law, to purchase from the shareholders all or any part of their shares in Shanghai ICE or purchase from Shanghai ICE all or part of its assets or business at the lowest purchase price permissible under PRC law. The agreement is terminable only if ICE Information is dissolved.

Share pledge agreement among ICE Information, Shanghai ICE and the shareholders of Shanghai ICE. Under this agreement the shareholders pledge to ICE Information their equity interests in Shanghai ICE to secure the performance of their obligations under the call option agreement and Shanghai ICE’s obligations to ICE Information under their business agreements.

Business operation agreement among ICE Information, Shanghai ICE and the shareholders of Shanghai ICE. This agreement sets forth the right of ICE Information to control the actions of the shareholders of Shanghai ICE. The agreement is terminable only if ICE Information is dissolved.

Equity interest purchase right agreements among 7Road Technology, Shenzhen 7Road and Shenzhen 7Road’s shareholders. Under these agreements, 7Road Technology and any third-party designated by 7Road Technology have the right, exercisable at any time during the term of the agreements, if and when it is legal to do so under PRC law, to purchase from any of the Shenzhen 7Road’s shareholders all or any part of their shares in Shenzhen 7Road at a nominal purchase price. Each of these agreements has a term of 10 years, is renewable by 7Road Technology for such term as it may determine and is terminable early only if Shenzhen 7Road’s or 7Road Technology’s existence is terminated, by mutual agreement of the parties or upon the written request of 7Road Technology.

Equity interest pledge agreements among 7Road Technology, Shenzhen 7Road and Shenzhen 7Road’s shareholders. Under these agreements, the shareholders of Shenzhen 7Road agreed to pledge to 7Road Technology their equity interests in Shenzhen 7Road to secure the performance of their respective obligations and Shenzhen 7Road’s obligations under the various VIE-related agreements. If any of the shareholders of Shenzhen 7Road or Shenzhen 7Road breaches his or its obligations under any VIE-related agreements, 7Road Technology is entitled to exercise its rights as the beneficiary under the Equity Interest Pledge Agreements. These agreements terminate only after all of the respective obligations of the shareholders and of Shenzhen 7Road under the various VIE-related agreements are no longer in effect.

Business operation agreement among 7Road Technology, Shenzhen 7Road and the shareholders of Shenzhen 7Road. This agreement grants to 7Road Technology the right to control the actions of Shenzhen 7Road and the shareholders of Shenzhen 7Road in their capacities as such. This agreement has a term of 10 years, is renewable by 7Road Technology for such term as it may determine and is terminable early if the existence of Shenzhen 7Road or 7Road Technology is terminated, by mutual agreement of the parties or upon the written request of 7Road Technology.

Powers of attorney executed by the shareholders of Shenzhen 7Road in favor of 7Road Technology. These powers of attorney give 7Road Technology the exclusive right to appoint designees to act on behalf of each of the five shareholders of Shenzhen 7Road in connection with all actions to be taken by Shenzhen 7Road requiring shareholder approval.

Business Arrangements Between Subsidiaries and VIEs

Business cooperation agreements between Sohu Era and Sohu Internet and between Sogou Tech and Sogou Information. Pursuant to these agreements Sohu Era and Sogou Tech, respectively, provide technical consultation, content purchasing and other related services to Sohu Era and Sogou Information, respectively, in exchange for a percentage of the gross income, after deduction of related costs and expenses, of Sohu Era and Sogou Tech, respectively. The agreement between Sohu Era and Sohu Internet has a term of one year, and the agreement between Sogou Tech and Sogou Information has a term of 10 years, renewable at the request of Sogou Tech.

Exclusive technology consulting and service agreement between Sogou Tech and Sogou Information. Pursuant to this agreement Sogou Tech has the exclusive right to provide technical consultation and other related services to Sogou Information in exchange for a certain amount of service fee, with a term of 10 years, renewable at request of Sogou Tech.

Technology support and utilization agreements between AmazGame and Gamease and between Gamespace and Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace, respectively, have the exclusive right to provide certain product development and application services and technology support to Gamease and Guanyou Gamespace, respectively, for a fee equal to a predetermined percentage, subject to adjustment by AmazGame or Gamespace at any time, of Gamease’s and Guanyou Gamespace’s respective revenues. These agreements will be terminated only when AmazGame and Gamespace are dissolved.

Services and maintenance agreements between AmazGame and Gamease between Gamespace and Guanyou Gamespace. Pursuant to these agreements, AmazGame and Gamespace, respectively, provide marketing, staffing, business operation and maintenance services to Gamease and Guanyou Gamespace, respectively, in exchange for a fee equal to the cost of providing such services plus a predetermined margin. These agreements will be terminated only when AmazGame and Gamespace are dissolved.

Exclusive business cooperation agreement between ICE Information and Shanghai ICE. This agreement sets forth the exclusive right of ICE Information to provide business support and technical services to Shanghai ICE. The agreement will be terminated only when ICE Information is dissolved.

Exclusive technology consulting and services agreement between ICE Information and Shanghai ICE. This agreement provides to ICE Information the exclusive right to provide technical consultation and other related services to Shanghai ICE in exchange for a fee equal to the balance of Shanghai ICE’s gross income after deduction of related costs and expenses. The agreement will be terminated only when ICE Information is dissolved.

Technology development and utilization agreement between 7Road Technology and Shenzhen 7Road. Under this agreement, 7Road Technology has the exclusive right to provide product development and application services and technology support to Shenzhen 7Road for a fee based on Shenzhen 7Road’s revenues, which fee can be adjusted by 7Road Technology at any time in its sole discretion. The fee is eliminated upon consolidation. This agreement will terminate if the existence of 7Road Technology or Shenzhen 7Road is terminated, by mutual agreement of the parties or upon failure to perform due to a force majeure event.

Services and maintenance agreement between 7Road Technology and Shenzhen 7Road. Pursuant to this agreement, 7Road Technology provides marketing and maintenance services to Shenzhen 7Road in exchange for a fee equal to the cost of providing such services plus a predetermined margin. This agreement will terminate if the existence of 7Road Technology or Shenzhen 7Road is terminated, by mutual agreement of the parties or upon failure to perform due to a force majeure event.

Certain of the contractual arrangements described above between the VIEs and the related wholly-owned subsidiaries of the Company are silent regarding renewals. However, because the VIEs are controlled by the Company through powers of attorney granted to the Company by the shareholders of the VIEs, the contractual arrangements can be, and are expected to be, renewed at the subsidiaries’ election.

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

10.	Sohu.com Inc. Shareholders’ Equity

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

On August 29, 2011, Sohu’s Board of Directors authorized a combined share purchase program of up to $100 million of outstanding shares of common stock of Sohu and /or the outstanding American depositary shares (“ADSs”) of Changyou over a one-year period from September 1, 2011 to August 31, 2012. As of June 30, 2012, the Company had repurchased 500,000 shares of its common stock, which is treated as treasury stock, for consideration of $29.2 million. The Company also purchased 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, for consideration of $25.7 million. The total consideration paid under the combined share purchase program was $54.9 million.

Stock Incentive Plan

Sohu, Changyou, Sogou and Sohu Video all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

1) Sohu.com Inc. Share-based Awards

Sohu’s 2000 Stock Incentive Plan

Sohu’s 2000 Stock Incentive Plan (the “Sohu 2000 Stock Incentive Plan”) provided for the issuance of up to 9,500,000 shares of common stock, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. Most of these awards vest over a period of four years. The maximum term of any issued stock right under the Sohu 2000 Stock Incentive Plan is ten years from the grant date. The Sohu 2000 Stock Incentive Plan expired on January 24, 2010. As of the expiration date, 9,128,724 shares of common stock had been issued or were subject to issuance upon the vesting and exercise of share options or the vesting and settlement of restricted share units granted under the plan. A new plan (the “Sohu 2010 Stock Incentive Plan”) was adopted on July 2, 2010.

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $1.2 million and $2.7 million, respectively. For the three and six months ended June 30, 2011, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $2.3 million and $5.5 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2012	329	$16.73	2.52	$10,934
Exercised	(21)	6.50
Forfeited or expired	(1)	13.97

Outstanding at June 30, 2012	307	17.45	2.12	8,341

Vested at June 30, 2012	307	17.45	2.12	8,341

Exercisable at June 30, 2012	307	17.45	2.12	8,341

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $44.64 on June 30, 2012 and the exercise price of share options. The total intrinsic value of share options exercised for the six months ended June 30, 2012 was $1.0 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three and six months ended June 30, 2012 and 2011, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three and six months ended June 30, 2012, total cash received from the exercise of share options amounted to $99,000 and $139,000, respectively. For the three and six months ended June 30, 2011, total cash received from the exercise of share options amounted to $0.2 million and $1.4 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2012 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	445	$61.66
Granted	0
Vested	(153)	62.41
Forfeited	(25)	61.27

Unvested at June 30, 2012	267	61.27

Expected to vest thereafter	199	61.27

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for restricted share units was $1.2 million and $2.7 million, respectively. For the three and six months ended June 30, 2011, total share-based compensation expense recognized for restricted share units was $2.3 million and $5.5 million, respectively.

As of June 30, 2012, there was $4.7 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.8 years. The total fair value on their respective vesting dates of restricted share units vested during the three and six months ended June 30, 2012 was $0.3 million and $8.9 million, respectively. The total fair value on their respective vesting dates of restricted share units vested during the three and six months ended June 30, 2011 was $0.5 million and $14.4 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu’s 2010 Stock Incentive Plan (the “Sohu 2010 Stock Incentive Plan”), which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of June 30, 2012, 1,463,836 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share units activity under the Sohu 2010 Stock Incentive Plan as of and for the six months ended June 30, 2012 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	14	$70.88
Granted	12	52.19
Vested	0
Forfeited	(2)	70.88

Unvested at June 30, 2012	24	61.52

Expected to vest thereafter	20	60.06

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for restricted share units was $0.2 million and $0.4 million, respectively.

As of June 30, 2012, there was $0.7 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.7 years. The total fair value on their respective vesting dates of restricted share units vested during the three and six months ended June 30, 2012 and 2011 was nil.

2) Changyou.com Limited Share-based Awards

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

Through June 30, 2012, Changyou has granted under the Changyou 2008 Share Incentive Plan 15,000,000 Class B ordinary shares to Tao Wang through Prominence Investments Ltd. (“Prominence”) and 4,745,200 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees and certain Sohu employees. Prominence is an entity that may deemed under applicable rules of the Securities and Exchange Commission (the “SEC”) to be beneficially owned by Tao Wang.

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.8 million and $2.0 million, respectively. For the three and six months ended June 30, 2011, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.3 million and $3.0 million, respectively.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the six months ended June 30, 2012 is presented below:

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	2,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at June 30, 2012	0

Expected to vest thereafter	0

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for the above-mentioned Class B restricted ordinary shares was nil and $41,000, respectively. For the three and six months ended June 30, 2011, total share-based compensation expense recognized for the above-mentioned Class B restricted ordinary shares was $0.1 million and $0.3 million, respectively.

As of June 30, 2012, there was no unrecognized compensation expense related to Tao Wang’s Class B restricted ordinary shares, since they were all vested. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three and six months ended June 30, 2012 was nil and $26.5 million, respectively. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three and six months ended June 30, 2011 was nil and $39.7 million, respectively.

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

A summary of activity for the above Class B restricted share units as of and for the six months ended June 30, 2012 is presented below:

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	635	$1.98
Granted	0
Vested	(635)	1.98
Forfeited	0

Unvested at June 30, 2012	0

Expected to vest thereafter	0

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was nil and $31,000, respectively. For the three and six months ended June 30, 2011, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.1 million and $0.2 million, respectively.

As of June 30, 2012, there was no unrecognized share-based compensation expense since they were all vested. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three and six months ended June 30, 2012 was nil and $8.4 million, respectively. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three and six months ended June 30, 2011 was nil and $13.1 million, respectively.

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

A summary of activity for the Class A restricted share units as of and for the six months ended June 30, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	169	$8.00
Granted	0
Vested	(85)	8.00
Forfeited	(3)	8.00

Unvested at June 30, 2012	81	8.00

Expected to vest thereafter	73	8.00

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $50,000 and $0.2 million, respectively. For the three and six months ended June 30, 2011, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.1 million and $0.3 million, respectively.

As of June 30, 2012, there was $0.2 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates was $1.2 million both for the three months and for the six months ended June 30, 2012. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates was $1.6 million both for the three months and for the six months ended June 30, 2011.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

i) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

As of June 30, 2012, in addition to the share-based awards granted before Changyou’s initial public offering, Changyou had granted an aggregate of 1,489,200 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the six months ended June 30, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	865	$12.99
Granted	10	12.11
Vested	(318)	12.67
Forfeited	0

Unvested at June 30, 2012	557	13.16

Expected to vest thereafter	532	13.12

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for the above 1,489,200 Class A restricted share units was $0.7 million and $1.6 million, respectively. For the three and six months ended June 30, 2011, total share-based compensation expense recognized for the above 1,489,200 Class A restricted share units was $0.8 million and $1.9 million, respectively.

As of June 30, 2012, there was $2.8 million of unrecognized compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested was $3.7 million and $3.9 million, respectively, for the three and six months ended June 30, 2012. The total fair value of Class A restricted share units vested was $6.0 million both for the three months and for the six months ended June 30, 2011.

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

A summary of restricted share units to employees of the 17173 Business as of and for the six months ended June 30, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	50	$17.67
Granted	0
Vested	(5)	17.19
Forfeited	(3)	18.00

Unvested at June 30, 2012	42	17.71

Expected to vest thereafter	42	17.71

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for the above 60,000 Class A restricted share units was $72,000 and $151,000, respectively.

As of June 30, 2012, there was $0.3 million of unrecognized compensation expense related to the unvested Class A restricted share units. The expense is expected to be recognized over a weighted average period of 0.99 years. The total fair value of Class A restricted share units vested during the three and six months ended June 30, 2012 was nil and $64,000, respectively. The total fair value of Class A restricted share units vested both during the three months and during the six months ended June 30, 2011 was nil.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of June 30, 2012, Sogou had issued options for the purchase of 23,334,500 ordinary shares.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met and Sogou’s achieving of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period, therefore each installment is considered to be granted at that date. After any single employee has received options for the purchase of 100,000 ordinary shares of Sogou, any additional options granted to that employee will be subject to vesting over a four-year period commencing upon Sogou’s completion of an initial public offering of its ordinary shares.

Performance targets were set for the first and second installments of Sogou share options, and the options for those installments accordingly were considered granted on April 1, 2011 and May 1, 2012, respectively. As of June 30, 2012, 11,300,900 share options had been granted. Part of the first installment had become vested and exercisable because both the service period and the performance requirements had been met, and part of the first installment remained unvested because the service period requirement had not been met although the performance requirements had been met. A portion of the vested shares was exercised during the six months ended June 30, 2012.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the six months ended June 30, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	4,767	$0.001
Granted	6,428	0.001
Exercised	(4,585)	0.001
Forfeited or expired	(35)	0.001

Outstanding at June 30, 2012	6,575	0.001	9.04

Vested at June 30, 2012 and expected to vest thereafter	5,446

Exercisable at June 30, 2012	44

For the three and six months ended June 30, 2012, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $956,000 and $977,000. For the three and six months ended June 30, 2011, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was both $473,000.

As of June 30, 2012, there was $2.9 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.5 years.

Determining the fair value of the ordinary shares of Sogou required complex and subjective judgments regarding its projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made. The Company estimated the fair value of Sogou’s common shares with the assistance of a qualified professional appraiser, primarily using the income approach in the form of discounted cash flow analysis, which is based on Sogou’s projected cash flow using management’s best estimate as of the valuation date. The Company also used the market approach as a check to corroborate the overall value for Sogou from the income approach by comparing the trading multiples of publicly-traded comparable companies to the implied multiples of Sogou based on the income approach.

The Sogou share-based compensation cost is measured at the fair value of the award as calculated under the Binomial option - pricing model (the “BP Model”). A calculation using the BP Model typically incorporates a large number of very short time periods to reflect a realistic range of possible prices that a share could achieve over the option’s contractual term, which could result in several hundred total nodes. In addition, various probabilities could be assigned to each node to reflect the impact that a node is expected to have in conjunction with exercise and post-vesting assumptions. Assumptions used in the BP Model for share-based awards to Sogou management and key employees granted in 2012 are presented below:

Granted to Employees	2012
Average risk-free interest rate	2.93%~3.21%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	1.3%~11.9%
Weighted average expected option life	10
Volatility rate	50.00%~53.00%
Dividend yield	0%
Fair value	0.72

The Company estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In the Company’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. The Company estimated the forfeiture rate to be 1.3% for Sogou management’s and 11.9% for Sogou employees’ share options granted as of June 30, 2012. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of June 30, 2012, Sohu had issued options for the purchase of 8,773,000 Sogou ordinary shares options to Sohu management and key employees under this arrangement.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon the service period requirement for management and key employees being met and Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each period, therefore each installment is considered to be granted at that date. Performance targets were set for the first and second installments of Sogou share options, and the options for those installments accordingly were considered granted, on April 1, 2011 and May 1, 2012, respectively. As of June 30, 2012, 4,354,500 share options had been granted. The first installment had become vested and exercisable because both the service period and the performance requirements had been met. A portion of the vested shares was exercised during the six months ended June 30, 2012.

A summary of share option activity as of and for the six months ended June 30, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	2,188	$0.625
Granted	2,161	0.625
Exercised	(2,169)	0.625
Forfeited or expired	(0)

Outstanding at June 30, 2012	2,180	0.625	8.86

Vested at June 30, 2012 and expected to vest thereafter	2,058

Exercisable at June 30, 2012	19

For both the three months and the six months ended June 30, 2012, total share-based compensation expense recognized for share options under the arrangement was $182,000. For both the three months and the six months ended June 30, 2011, total share-based compensation expense recognized for share options under the arrangement was $44,930.

As of June 30, 2012, there was $559,000 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.5 years.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model.

Assumptions used in the BP Model for share-based awards to Sohu management and key employees granted in 2012 are presented below:

Granted to Employees	2012
Average risk-free interest rate	2.93%~2.98%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	21.4%~27.0%
Weighted average expected option life	10
Volatility rate	50.00%
Dividend yield	0%
Fair value	0.28~0.32

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. The maximum term of any issued share right under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2022. As of June 30, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of June 30, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As of June 30, 2012, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share based compensation expense was recognized.

11.	Business Restructuring

Changyou Transactions

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering of 7,500,000 Class A ordinary shares on the NASDAQ Global Select Market, and Sohu sold 9,750,000 Class A ordinary shares of Changyou. Changyou ADSs, each of which represents two Class A ordinary shares, trade on the NASDAQ Global Select Market under the symbol “CYOU.”

After the completion of Changyou’s initial public offering, as Sohu is Changyou’s controlling shareholder, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. For the second quarter of 2012, approximately 32% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements.

Sohu’s Shareholding in Changyou

Shareholding and Control

As of June 30, 2012, Changyou had outstanding a combined total of 105,724,168 Class A and Class B ordinary shares. Shares held by Sohu consist of:

(i)	1,500,000 Class A ordinary shares purchased by Sohu through its wholly-owned subsidiary Sohu.com Limited on the open market during the third quarter of 2011; and

(ii)	70,250,000 Class B ordinary shares held by Sohu through its indirectly wholly-owned subsidiary Sohu Game.

As of June 30, 2012, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire Board of Directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu continued to consolidate Changyou in Sohu’s consolidated financial statements but recognized noncontrolling interest reflecting shares held by shareholders other than Sohu.

Economic Interest

For the second quarter of 2012, Sohu was holding approximately 68% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 32% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the restricted share units granted become vested and settled, and as Sohu purchases Changyou ADSs representing Class A ordinary shares.

Dilutive Impact

As of June 30, 2012, Changyou had outstanding a combined total of 1,346,904 Class A and Class B restricted ordinary shares and restricted share units.

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

In the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou is calculated treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 14—Net Income per Share.

Sogou Transactions

Sogou Restructuring in 2010

On October 22, 2010, Sogou sold 24.0 million, 14.4 million and 38.4 million, respectively, of its newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang, for $15 million, $9 million, and $24 million, respectively.

Sohu Purchase of Sogou Series A Preferred Shares in 2012

On June 29, 2012, Sohu purchased the 24 million Sogou Series A Preferred Shares from Alibaba for fixed cash consideration of $25.8 million. Under ASC subtopic 480-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. The $14.2 million excess of the purchase price over Alibaba’s net investment balance reduced additional paid-in capital in Sohu’s consolidated balance sheets.

Sohu’s Shareholding in Sogou

Shareholding and Control

As of June 30, 2012, Sogou had outstanding a combined total of 220,584,500 ordinary shares and Series A Preferred Shares, consisting of:

(i)	137,030,750 ordinary shares held by Sohu;

(ii)	24,000,000 Series A Preferred Shares held by Sohu;

(iii)	14,400,000 Series A Preferred Shares held by China Web;

(iv)	38,400,000 Series A Preferred Shares held by Photon; and

(v)	6,753,750 ordinary shares held by certain employees of Sogou and Sohu.

As of June 30, 2012, Sohu held 73% of the combined total of Sogou’s outstanding ordinary shares and Series A Preferred Shares. As Sogou’s controlling shareholder, Sohu consolidates Sogou in Sohu’s consolidated financial statements but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu.

Dilutive Impact

As of June 30, 2012, a portion of the vested share options had been exercised. Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, the Sogou shares underlying share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on Sohu’s basic net income per share. Unvested share options with the performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on Sohu’s dilutive net income per share. See Note 14—Net Income per Share.

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

Liquidation Rights

In the event of any “Liquidation Event,” such as the liquidation, dissolution or winding up of Sogou, a merger or consolidation of Sogou resulting in a change of control, the sale of substantially all of Sogou’s assets or similar events, the holders of Series A Preferred Shares are entitled to receive, before any payment to holders of ordinary shares, an amount equal to the greater of (i) 1.3 times their original investment in the Series A Preferred Shares plus all accrued but unpaid Accruing Dividends and any other accrued and unpaid dividends on the Series A Preferred Shares or (ii) such amount per share as would be payable if the Series A Preferred Shares had been converted into ordinary shares, at the then-applicable conversion rate, immediately prior to the Liquidation Event.

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

12.	Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. Effective June 26, 2012, Shenzhen 7Road was reorganized into a Cayman Islands holding company structure where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgame (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. For purposes of clarity, as the reorganization did not result in any change in the ultimate beneficial ownership of Shenzhen 7Road’s business, assets and results of operations, when the Company discusses 7Road and Shenzhen 7Road in this report, it treats the reorganization as if it had been effective upon Changyou’s acquisition of 68.258% of the equity interests in Shenzhen 7Road.

Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price if 7Road achieves specified performance milestones in the coming three years and certain circumstances occur. The put option will expire in 2014. Since the occurrence of the sale is not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in Sohu’s and Changyou’s consolidated financial statements.

Under ASC subtopic 480-10, the Company calculates, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the Shenzhen 7Road acquisition to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity will be adjusted by an accumulative amount equal to the higher of (i) and (ii).

On June 21, 2012, 7Road’s Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the outstanding ordinary shares of 7Road, in order to increase the availability of ordinary shares available for issuance as equity incentives to employees, directors and consultants of 7Road without dilution of the other shareholders of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

Under ASC subtopic 480-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. The variance of $6.8 million caused by 7Road’s Chief Executive Officer’s surrender of shares was recorded as a credit to additional paid-in capital.

As of June 30, 2012, the estimated redemption value of the mezzanine equity was approximately $59.4 million based on the Company’s expectations as to 7Road’s financial performance and the new percentage representing noncontrolling interest and the put option. For the three and six months ended June 30, 2012, accretion charges of $1.1 million and $2.2 million, respectively, were recorded in the statements of comprehensive income as net income attributable to the mezzanine classified noncontrolling interest shareholders.

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

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “noncontrolling shareholders”), Sogou’s net income /(loss) attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ original investments in Series A Preferred Shares are accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”), the terms of Sogou’s restructuring, and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba.

By virtue of these terms, as Sogou has been losing money after its restructuring, the net losses have been and will be allocated in the following order:

(i)	net losses were allocated to ordinary shareholders until their basis in Sogou decreased to zero;

(ii)	additional net losses will be allocated to holders of Sogou Series A Preferred Shares until their basis in Sogou decreases to zero; and

(iii)	further net losses will be allocated between ordinary shareholders and holders of Sogou Series A Preferred Shares based on their shareholding percentage in Sogou.

Any subsequent net income from Sogou will be allocated in the following order:

(i)	net income will be allocated between ordinary shareholders and holders of Sogou Series A Preferred Shares based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income will be allocated to holders of Sogou Series A Preferred Shares to bring their basis back;

(iii)	further net income will be allocated to ordinary shareholders to bring their basis back; and

(iv)	further net income will be allocated between ordinary shareholders and holders of Sogou Series A Preferred Shares based on their shareholding percentage in Sogou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011, noncontrolling interest in the consolidated balance sheets was $246.8 million and $210.6 million, respectively.

	As of
	June 30, 2012 (in thousands)	December 31, 2011 (in thousands)
Changyou	$217,849	$163,704
Sogou	26,690	44,710
Others	2,229	2,232

Total	$246,768	$210,646

Noncontrolling Interest of Changyou

As of June 30, 2012 and December 31, 2011, $217.8 million and $163.7 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 32% and a 30%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of June 30, 2012 and December 31, 2011, $26.7 million and $44.7 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expenses, along with these shareholders’ investments in the Series A Preferred Shares issued by Sogou.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2012, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $19.9 million and $36.5 million, respectively, compared with $17.0 million and $27.3 million, respectively, for the three months and six months ended June 30, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Changyou	$22,170	$16,914	$42,015	$32,821
Sogou	(2,477)	(69)	(5,548)	(5,404)
Others	179	136	5	(74)

Total	$19,872	$16,981	$36,472	$27,343

Noncontrolling Interest of Changyou

For the three months ended June 30, 2012 and 2011, $22.2 million and $17.0 million, respectively, in net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing a 32% and a 31%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended June 30, 2012 and 2011, $2,477,000 and $69,000, respectively, in net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

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

For the second quarter of 2012, the percentage used for the calculation of basic and dilutive net income per share was 68% and 67%, respectively. In the calculation of Sohu’s diluted net income per share, all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease from 68% to 67%. As a result, Changyou’s net income attributable to Sohu on a diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

(2) Sogou’s net income /(loss) attributable to Sohu is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou ordinary shares and Series A Preferred Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to Sohu by virtue of the Sogou Series A Terms, the terms of the restructuring and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, which is used for the calculation of basic net income per share.

In the calculation of Sohu’s basic net income per share, Sogou’s net income /(loss) attributable to Sohu is determined according to the Sogou Series A Terms, the terms of the restructuring and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba. For the second quarter of 2012, in the calculation of Sohu’s diluted net income per share, assuming a dilutive effect, the percentage of 62% was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The above difference is presented as “incremental dilution from Sogou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Sohu.com Inc., basic	$12,782	$44,265	$35,890	$89,072
Effect of dilutive securities:
Incremental dilution from Changyou	(484)	(1,572)	(1,435)	(3,633)
Incremental dilution from Sogou	(1,543)	0	(3,457)	(3,410)

Net income attributable to Sohu.com Inc., diluted	$10,755	$42,693	$30,998	$82,029

Denominator:
Weighted average basic common shares outstanding	38,002	38,295	38,043	38,245
Effect of dilutive securities:
Share options and restricted share units	345	565	373	569

Weighted average diluted common shares outstanding	38,347	38,860	38,416	38,814

Basic net income per share attributable to Sohu.com Inc.	$0.34	$1. 16	$0.95	$2.33

Diluted net income per share attributable to Sohu.com Inc.	$0.28	$1.10	$0.81	$2.11

15.	Subsequent Events

On July 10, 2012, the Board of Directors of 7Road approved the 7Road.com Limited 2012 Share Incentive Plan, which contemplates awards of options, restricted share units or restricted shares representing up to 5.1% of the ordinary shares of 7Road on a fully-diluted basis, as of the time of the adoption of the plan, from time to time to selected directors, officers, employees, consultants and advisors of 7Road.

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per ADS. The total amount of the special dividend declared was approximately $201 million. The amount of the dividend to be received by Sohu is expected to be approximately $136 million. Sohu does not expect to pay any of such dividend, or to pay any other dividends, to its shareholders in the foreseeable future.

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

16.	Recently Issued Accounting Pronouncements

In July 2012, the FASB issued revised guidance on “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised guidance applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The company is currently evaluating the impact on the consolidated financial statements of adopting this guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Wuxi Sohu New Momentum Information Investment Co., Ltd. (“Wuxi Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Beijing 17173 Network Technology Co., Ltd. (“17173 Network”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Changyou.com Webgame (HK) Limited (“Changyou HK Webgame”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”) , Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend” ,“believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language Web properties, and we developed and operate one of the most popular massively multiplayer online games and one of the most popular Web games in China. Substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

Our businesses consist of the online advertising business, which consists of the brand advertising business as well as the search and others business, the online game business, the wireless business and the others business, among which online advertising and online games are our core businesses.

Factors and Trends Affecting our Business

The Internet and Internet-related markets in China continued to evolve rapidly during the first half of 2012. According to a semiannual report issued by the China Internet Network Information Center (“CNNIC”), the total number of Internet users in China had reached 538 million by the end of June 2012, an increase of 24.5 million from the end of 2011. The number of mobile Internet users in China had reached 388 million by the end of June 2012, an increase of 32.7 million from the end of 2011, exceeding the 380 million desktop computer Internet users as of June 2012. Mobile Internet is becoming the top channel for Internet users to access websites in China. We believe that this large and expanding user base will continue to provide significant opportunities for our company to expand our product offerings and to explore new revenue streams.

However, China’s economy has been experiencing decelerating growth recently, with the result that many large advertisers were cautious regarding their spending on advertising in the face of this economy uncertainty. At the same time, we have been facing fierce competition arising from existing and new Internet companies, which have been seizing advertising market share. We have noted that this macro-economic environment and increased competition has had some impact on our brand advertising business.

We remain optimistic about the online video industry. First, in China, online video is already a top Internet application with over 350 million users. We believe brand advertisers will allocate more advertising dollar to this segment. Second, recently there was a significant decline in the market prices of online video content, which would ease the industry’s content cost pressure. Nonetheless, our online video business is now in transition period as we started to build a dedicated sales team during the second quarter.

Due to above various factors, however, it is difficult for us at this point to predict growth trends for our brand advertising business through the end of 2012.

On the other hand, in the second quarter, our search and others business delivered impressive performance driven by continuous traffic increase and improved monetization. We are confident that our search business will maintain its strong momentum and are confident about its growth potential. We expect our search and others business will sustain healthy revenue growth through the remainder of 2012.

We continue to be pleased with, and optimistic regarding, its growth and profitability. Our strong performance in the second quarter reflects the resilience of the online games industry in China despite the weakening global macroeconomic environment and economic slowdown in China. It also reflects the ongoing strength of our online games content and the successful expansion into other fast-growing segments of the industry.

We believe, as discussed above, that there are significant opportunities to explore new revenue streams related to the mobile Internet market, our wireless business faces a challenge in this regard, as we will need to catch up with our peer competitors with respect to penetration of new mobile applications and features.

Summary of Our Business

Online Advertising Business

Brand Advertising Business

Our brand advertising business offers various products and services (such as free of charge premier content including video content, interactive community, and other competitive Internet services) to our users, and provides advertising services to advertisers on our matrices of Chinese language Web properties consisting of:

•	sohu.com, a leading mass portal and online media destination;

•	focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal. Since December 15, 2011, 17173.com has been owned and operated by our majority-owned subsidiary Changyou.com Limited (“Changyou”).

Our brand advertising business offers advertisements on our Web properties to companies seeking to increase their brand awareness online.

Search and Others Business

Our search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), offers customers pay-for-click services, as well as online marketing services on Sogou Web Directory.

Online Game Business

Our online game business is conducted via Changyou, which is a leading online game developer and operator in China. Changyou engages in the development, operation and licensing of online games, including massively multiplayer online games (“MMOGs”) and Web games. Changyou developed and operates Tian Long Ba Bu (“TLBB”), which is one of the most popular MMOGs in China. Changyou’s majority-owned subsidiary 7Road.com Limited (“7Road”) jointly operates DDTank and Wartune (also known as “Shen Qu”), which are two popular Web games in China, primarily through an extensive network of third-party game platforms in China and overseas.

For the second quarter of 2012, Changyou’s online game revenues were $137.2 million, which represented 54% of our total revenues for the quarter. Net income contributed by Changyou for the quarter was $70.2 million which represented 208% of our total net income. We depend on Changyou for a significant portion of our revenues, net income, and operating cash flow. More than 70% of the revenues of our online game business for the second quarter of 2012 were derived from TLBB.

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

Business Restructuring

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, as we are Changyou’s controlling shareholder, we continue to consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting shares held by shareholders other than us. For the second quarter of 2012, approximately 32% of the economic interest in Changyou was recognized as noncontrolling interest in our consolidated financial statements.

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

Sogou Transactions

On October 22, 2010, Sogou sold 24.0 million, 14.4 million and 38.4 million, respectively, of its newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Sohu’s Chairman and Chief Executive Officer Dr. Charles Zhang, for $15 million, $9 million, and $24 million, respectively.

On June 29, 2012, Sohu purchased the 24.0 million Sogou Series A Preferred Shares from Alibaba for fixed cash consideration of $25.8 million. After the purchase of these shares, we held 73% of the combined total of Sogou’s outstanding ordinary shares and Series A Preferred Shares. As we are Sogou’s controlling shareholder, we continue to consolidate Sogou in our consolidated financial statements, but recognize noncontrolling interest reflecting shares held by shareholders other than us.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the revenue recognition, the share-based compensation expense recognition, income taxes and uncertain tax positions, recognition of noncontrolling interest, computation of net income per share, determination of fair value of financial instruments, determination of net accounts receivable, accounting for investments in debt securities, accounting for equity investments, assessment of impairment for long-lived assets and goodwill, determination of the amortization pattern of licensed video content, determination of the fair value of identifiable assets and liabilities acquired through business combination, determination of the fair value of contingent consideration, determination of the fair value of mezzanine equity, determination of segment aggregation and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Currently the brand advertising business has two main types of pricing models, consisting of the Fixed Price Model and the Cost Per Impression (“CPM”) pricing model. We apply the Fixed Price Model, where a contract is signed to establish a fixed price for the advertising services to be provided, for a majority of our brand advertising revenues. Under the CPM pricing model, the total contract amount for the advertising services is not fixed in the contract, which instead states a fixed price for each display. Advertisers using the CPM pricing model pay us based on the number of times their advertisements appear on our Websites, and we recognize as revenue the fees charged to advertisers each time their advertisements are displayed on the Websites, on the condition that each time display meets certain selected criteria imposed by advertisers. We provide advertisement placements to our advertising customers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the customers.

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

In accordance with ASU No.2009 -13, which we adopted commencing January 1, 2011, we treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, we allocate the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices. Since the number of advertising contracts that covered more than one quarter and the revenues from advertising contracts that covered more than one quarter were immaterial compared to the total advertising contracts, the impact of adoption of ASU 2009-13 to us is immaterial.

Search and Others Revenues

Search and others services mainly include pay-for-click services, as well as online marketing services on Sogou Web Directory. Pay-for-click services mainly consist of displaying advertiser Website links on Sogou search result pages and Sogou’s Website Alliance network. Our auction-based pay-for-click services enable advertisers, on a real time basis, to bid on keywords that trigger the display of their Website links on Sogou search result pages. The display priority of advertiser Website links is based on both the price bid on the keyword and the quality factor of an advertiser Website link for that search query. Online marketing services on Sogou Web Directory mainly consist of displaying advertiser Website links on the Web pages of the Sogou Web Directory. The Sogou Web Directory is a Chinese Web directory navigation site which serves as a key access point to popular and preferred Websites and applications.

Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links. Revenue for online marketing services on Sogou Web Directory is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

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

Online Game Revenues

Our online game revenues are generated from MMOG operations revenues, Web game revenues and overseas licensing revenues.

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

Web game revenue

We generated Web game revenues for the first time in 2011, upon Changyou’s acquisition of a majority interest in 7Road. 7Road’s Web games are designed to be operated under the item-based revenue model. 7Road primarily jointly operates its games with third-party operators who offer the game to users in China and other countries through their Websites or platforms.

7Road’s joint operation arrangements with third parties provide for two revenue streams, an initial fixed license fee and a monthly revenue-based royalty. Since 7Road is required to provide when-and-if-available upgrades to the joint operators over the joint operation period, the initial license fee is recognized ratably as revenue over the contract period. Since the third-party operator is the party that signs the user agreement with its users and is responsible for its users’ experience on its Websites or platforms, 7Road is not the primary obligor, and the net revenue-based royalty paid to 7Road by the third-party operator is recorded as revenue.

For arrangements where 7Road’s games are hosted on third-party joint operator’s servers, revenues are recognized upon the conversion of the virtual currency of the joint operator into 7Road’s game coins or, if such operator does not have its own virtual currency, upon payment by the game players for the purchase of 7Road’s game coins through such joint operator’s Website and game platform. However, when 7Road’s games are hosted on 7Road’s own servers, revenues are not recognized upon conversion by game players of the joint operator’s virtual currency into 7Road’s game coins or payment by game players for 7Road’s game coins through such operator’s Website and game platform. Rather, for consumable virtual items, which include those with a predetermined period of use, or “benefit period,” revenues are recognized as they are used by 7Road’s game players or over the predetermined benefit period, and for perpetual virtual items revenues are recognized over the estimated average period the game players play 7Road’s games.

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

Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. For the amount of revenues to be recognized, we rely on billing confirmations issued by the China mobile network operators. Due to technical issues with the operator’s network, we might be unable to collect certain wireless service fees from an operator in certain circumstances. This un-collectability is referred to as the “failure rate,” which can vary from operator to operator. If at the end of each reporting period, an operator has not yet issued such billing confirmations, we use the information generated from our internal system or from the operator’s system as well as historical data to estimate the failure rate, to estimate the amount of collectable wireless service fees and to recognize revenue. When we later receive billing confirmations, we record a true-up accounting adjustment. Although we believe we have the ability to make reasonable estimates for most of the wireless services provided, the differences between the actual facts and our estimates may result in significant fluctuations in the amount and timing of the revenue recognized. For the three months ended June 30, 2012, 74% of our estimated wireless revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, to us.

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

(3)	The sub-license period as indicated in the arrangement has begun and the sub-licensee can begin its exploitation (exhibition); and

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

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of June 30, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As of June 30, 2012, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share based compensation expense was recognized.

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

Withholding tax

The PRC Corporate Income Tax Law (the “CIT Law”) imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty between mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (the “China-HK Tax Arrangement”) if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend may remain subject to a withholding tax rate of 10%.

In the second quarter of 2012, Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to distribute all of its earnings of 2012 to its overseas parent company, Changyou.com HK Limited (“Changyou HK”) in the near future. Based on an assessment performed pursuant to requirements specified by PRC tax authorities, Changyou concluded that it is more likely than not that such distribution will be subject to 5% withholding tax. In the second quarter of 2012, Changyou accrued deferred tax liabilities in the amount of $4.4 million for withholding taxes associated with this distribution plan.

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

Noncontrolling Interest for Changyou

To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income, based on their share of the economic interests in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou from Sohu’s purchase of Changyou American depositary shares (“ADSs”) representing Class A ordinary shares, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets.

Noncontrolling Interest for Sogou

To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income /loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ investments in Series A Preferred Shares are accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”), the terms of Sogou’s restructuring, and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba.

By virtue of these terms, as Sogou has been losing money after its restructuring, the net losses have been and will be allocated in the following order:

(i)	net losses were allocated to ordinary shareholders until their basis in Sogou decreased to zero;

(ii)	additional net losses will be allocated to holders of Sogou Series A Preferred Shares until their basis in Sogou decreases to zero; and

(iii)	further net losses will be allocated between ordinary shareholders and holders of Sogou Series A Preferred Shares based on their shareholding percentage in Sogou.

Any subsequent net income from Sogou will be allocated in the following order:

(i)	net income will be allocated between ordinary shareholders and holders of Sogou Series A Preferred Shares based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income will be allocated to holders of Sogou Series A Preferred Shares to bring their basis back;

(iii)	further net income will be allocated to ordinary shareholders to bring their basis back; and

(iv)	further net income will be allocated between ordinary shareholders and holders of Sogou Series A Preferred Shares based on their shareholding percentage in Sogou.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted as follows:

(1)	Changyou’s net income attributable to Sohu is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

(2)	Sogou’s net income /(loss) attributable to Sohu is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou ordinary shares and Series A Preferred Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to Sohu by virtue of the Sogou Series A Terms, the terms of the restructuring and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, which is used for the calculation of basic net income per share.

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

Impairment of Long-lived Assets

Under ASC 360-10-35-Impairment or Disposal of Long-Lived Assets, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on our historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in our business model is determined by our management. An impairment loss would be recorded if we determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

In the second quarter of 2012, we noted that prices for purchased video content have decreased significantly. We considered this is an indicator of impairment, and accordingly we performed an impairment test for our purchased video content at the asset group level. We divided purchased video content into seven asset groups, consisting of TV series, Pay Channel, Overseas Content, Movies, Animations, Variety shows, and Documentary films. We tested the recoverability of the carrying values of these asset groups by comparing their carrying amounts to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset groups. If the carrying amount of an asset group was determined to not be recoverable, an impairment loss was recognized, measured by comparing the carrying value of the asset group to the asset group’s fair value. The fair values of the purchased video content were estimated using the discounted cash flow method. The impairment losses were allocated only to the purchased video content within the asset group, since the carrying amount of other long-lived assets within the asset group was considered to be already below their fair value.

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

Contingent Consideration

Our contingent consideration consists primarily of contingent payments generated from the acquisition of 7Road. The acquisition of 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the future financial performance of 7Road through December 31, 2012. The fair value of the contingent consideration recognized on the acquisition date was estimated by income approach. There are no indemnification assets involved.

Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. Effective June 26, 2012, Shenzhen 7Road was reorganized into a Cayman Islands holding company structure where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgame (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. For purposes of clarity, as the reorganization did not result in any change in the ultimate beneficial ownership of Shenzhen 7Road’s business, assets and results of operations, when we discuss 7Road and Shenzhen 7Road in this report, we treat the reorganization as if it had been effective upon Changyou’s acquisition of 68.258% of the equity interests in Shenzhen 7Road.

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

Under ASC subtopic 480-10, we calculate, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the Shenzhen 7Road acquisition to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity will be adjusted by an accumulative amount equal to the higher of (i) and (ii).

On June 21, 2012, 7Road’s Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the outstanding ordinary shares of 7Road, in order to increase the availability of ordinary shares available for issuance as equity incentives to employees, directors and consultants of 7Road without dilution of the other shareholders of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

Under ASC subtopic 480-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. The variance of $6.8 million caused by 7Road’s Chief Executive Officer’s surrender of shares was recorded as a credit to additional paid-in capital.

As of June 30, 2012, the estimated redemption value of the mezzanine equity was approximately $59.4 million based on our expectations as to 7Road’s financial performance and the new percentage representing noncontrolling interest and the put option. For the three and six months ended June 30, 2012, accretion charges of $1.1 million and $2.2 million, respectively, were recorded in the statements of comprehensive income as net income attributable to the mezzanine classified noncontrolling interest shareholders.

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

Segment Reporting

Our segments are business units that offer different services and are reviewed separately by the chief operating decision maker (“CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer. There are five segments in the Sohu Group, consisting of brand advertising, Sogou (which mainly consists of the search and related business), Changyou (which mainly consists of the online game business), wireless and others.

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of our subsidiaries and VIEs in the PRC (except for Wuxi Sohu New Momentum, whose functional currency is the U.S. dollar), the United Kingdom, Malaysia and Korea are the national currencies of those counties.

Foreign Currency Translation

Assets and liabilities of our China-based subsidiaries and VIEs (excluding Wuxi Sohu New Momentum), the United Kingdom, Malaysia and Korea are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Commencing January 1, 2012, with the development of our business, we reclassified certain expenses for our Search business and our video division.

Change in Presentation to Properly Reflect the Classification of Expenses of Video Business

Prior to 2012, the video division was a relatively small operation in the Sohu Group. It did not have clearly defined business departments because it was highly dependent on the Sohu Group’s resources to sustain its operation. The video division’s compensation and benefits expenses were recorded under cost of revenues and were not allocated to individual operating expense categories, in view of the fact that most of the employees in the video division provided services related to the maintenance of content and resources that directly contributed to video-related brand advertising revenues.

Commencing January 1, 2012, as the video division has grown significantly and business departments have been defined through the restructuring process to become more self-sustainable, compensation and benefits expenses have been allocated to the respective business departments to properly reflect the operating results of the video division. The video division’s compensation and benefits expenses were classified as cost of revenues, product development, sales and marketing and general and administrative expenses, respectively, based on the nature of the related employees’ roles and responsibilities. To conform to current period presentations, the relevant amounts for prior periods have been changed accordingly. The change from cost of revenues to operating expenses was not material to historical periods, and amounted to $0.8 million and $1.5 million for the three and the six months ended June 30, 2011.

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

Commencing January 1, 2012, in order to enhance comparability with industry peers, all traffic acquisition payments were recorded in cost of revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $2.1 million and $3.9 million for the three and the six months ended June 30, 2011.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011		2012 vs 2011	2012		2011		2012 vs 2011
Revenues
Online advertising:
Brand advertising	$69,312	27%	$67,728	34%	$1,584	$130,280	27%	$124,881	33%	$5,399
Search and others	28,763	11%	13,613	7%	15,150	50,400	10%	21,592	6%	28,808

Subtotal of online advertising Revenues	98,075	38%	81,341	41%	16,734	180,680	37%	146,473	39%	34,207

Online game	137,172	54%	101,531	51%	35,641	264,618	55%	196,461	53%	68,157
Wireless	15,598	6%	11,645	6%	3,953	28,949	6%	23,349	6%	5,600
Others	4,882	2%	4,188	2%	694	8,084	2%	6,791	2%	1,293

Total revenues	$255,727	100%	$198,705	100%	$57,022	$482,331	100%	$373,074	100%	$109,257

Total revenues were $255.7 million and $482.3 million, respectively, for the three and six months ended June 30, 2012, compared to $198.7 million and $373.1 million, respectively, for the corresponding periods in 2011. The increase in total revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $57.0 million, and the increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $109.2 million. The increases were mainly attributable to increases in online game revenues and search and others revenues.

Online Advertising Revenues

Online advertising revenues were $98.1 million and $180.7 million, respectively, for the three and six months ended June 30, 2012, compared to $81.3 million and $146.5 million, respectively, for the corresponding periods in 2011. The increase in online advertising revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $16.8 million, and the increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $34.2 million. The increases were mainly attributable to increases in search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $69.3 million and $130.3 million, respectively, for the three and six months ended June 30, 2012, compared to $67.7 million and $124.9 million, respectively, for the corresponding periods in 2011. The increase in brand advertising revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $1.6 million, and the increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $5.4 million. The increases were mainly attributable to increases in revenues from the e-commerce and fast-moving consumer goods sectors.

We expect brand advertising revenues to increase in the third quarter of 2012, compared to the second quarter of 2012.

Search and Others Revenues

Search and others revenues were $28.8 million and $50.4 million, respectively, for the three and six months ended June 30, 2012, compared to $13.6 million and $21.6 million, respectively, for the corresponding periods in 2011. The increase in search and others revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $15.2 million, and the increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $28.8 million. The increases were mainly due to increased traffic and improved monetization of traffic.

We expect search and others revenues to increase in the third quarter of 2012, compared to the second quarter of 2012.

Online Game Revenues

Online game revenues were $137.2 million and $264.6 million, respectively, for the three and six months ended June 30, 2012, compared to $101.5 million and $196.5 million, respectively, for the corresponding periods in 2011. The increase in online game revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $35.7 million, and the increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $68.1 million.

The increases were mainly due to a full quarter’s revenue contribution from 7Road, the ongoing popularity of Changyou’s flagship game TLBB, an increase in average revenue per active paying account for Changyou’s MMOGs, and growth of Wartune in China. For the three months ended June 30, 2012, average revenue per active paying account of Changyou’s MMOGs in China increased by 31% to RMB277, from RMB211 for the three months ended June 30, 2011.

We expect online game revenues to increase in the third quarter of 2012, compared to the second quarter of 2012.

Wireless Revenues

Wireless revenues were $15.6 million and $28.9 million, respectively, for the three and six months ended June 30, 2012, compared to $11.6 million and $23.3 million, respectively, for the corresponding periods in 2011. The increase in wireless revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $4.0 million, and the increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $5.6 million. The increases were mainly due to successful product distribution programs and our continued market development efforts and product diversification.

We expect wireless revenues to be flat in the third quarter of 2012 compared to the second quarter of 2012.

Others Revenues

Revenues for other services were $4.9 million and $8.1 million, respectively, for the three and six months ended June 30, 2012, compared to $4.2 million and $6.8 million, respectively, for the corresponding periods in 2011. The increases in other revenues mainly arose from sub-licensing of premium licensed content and IVAS provided by Sogou.

COSTS AND EXPENSES

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011		2012 vs 2011	2012		2011		2012 vs 2011
Cost of revenues:
Online advertising:
Brand advertising	$50,963	51%	$24,937	46%	$26,026	$87,855	49%	$46,721	46%	$41,134
Search and others	16,192	16%	8,222	15%	7,970	29,320	16%	14,887	15%	14,433

Subtotal of cost of online advertising revenues	67,155	67%	33,159	61%	33,996	117,175	65%	61,608	61%	55,567

Online games	18,301	18%	9,950	18%	8,351	34,709	19%	18,918	19%	15,791
Wireless	10,208	10%	7,109	13%	3,099	19,061	11%	14,001	14%	5,060
Others	4,180	5%	4,220	8%	(40)	8,421	5%	6,890	6%	1,531

Total cost of revenues	$99,844	100%	$54,438	100%	$45,406	$179,366	100%	$101,417	100%	$77,949

Total cost of revenues was $99.8 million and $179.4 million, respectively, for the three and six months ended June 30, 2012, compared to $54.4 million and $101.4 million, respectively, for the corresponding periods in 2011. The increase in cost of revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $45.4 million, and the increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $78.0 million. The increases were mainly attributable to increased cost of brand advertising revenues and increased cost of online game revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $67.2 million and $117.2 million, respectively, for the three and six months ended June 30, 2012, compared to $33.2 million and $61.6 million, respectively, for the corresponding periods in 2011. The increase in cost of online advertising revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $34.0 million, and the increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $55.6 million. The increases were mainly attributable to increases in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs (including amortization of licensed video content and impairment of purchased video content), bandwidth leasing costs, salary and benefits expenses, depreciation expenses and revenue sharing payments.

Cost of brand advertising revenues was $51.0 million and $87.9 million, respectively, for the three and six months ended June 30, 2012. In June 2012, we recognized $15.3 million in impairment of purchased video content in cost of brand advertising revenues. Excluding this impairment charge, the cost of brand advertising revenues would have been $35.7 million and $72.6 million respectively, for the three and six months ended June 30, 2012, compared to $24.9 million and $46.7 million, respectively, for the corresponding periods in 2011.

The increase in cost of brand advertising revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $26.1 million. In addition to the aforementioned $15.3 million in impairment of purchased video content, there were a $5.9 million increase in amortization of licensed video content, a $2.0 million increase in bandwidth leasing costs, and a $0.8 million increase in salary and benefits expenses.

The increase in cost of brand advertising revenues from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $41.2 million. In addition to the aforementioned $15.3 million impairment of purchased video content, there were a $13.4 million increase in amortization of licensed video content, a $6.8 million increase in bandwidth leasing costs, and a $1.7 million increase in salary and benefits expenses.

Our brand advertising gross margin was 26% and 33%, respectively, for the three and six months ended June 30, 2012, as compared to 63% for both the corresponding periods in 2011. The decrease in our brand advertising gross margin was mainly due to increases in content and bandwidth costs and the impairment of purchased video content.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition payments, bandwidth leasing costs, salary and benefits expenses and depreciation expenses.

Cost of search and others revenues was $16.2 million and $29.3 million, respectively, for the three and six months ended June 30, 2012, compared to $8.2 million and $14.9 million, respectively, for the corresponding periods in 2011.

The increase in cost of search and others revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $8.0 million. The increase mainly consisted of a $6.0 million increase in traffic acquisition payments, a $1.0 million increase in depreciation expenses, a $0.5 million increase in salary and benefits expenses and a $0.4 million increase in bandwidth leasing costs, along with increased traffic volume.

The increase in cost of search and others revenues from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $14.4 million. The increase mainly consisted of a $10.8 million increase in traffic acquisition payments, a $1.9 million increase in depreciation expenses, a $0.9 million increase in salary and benefits expenses and a $0.8 million increase in bandwidth leasing costs, along with increased traffic volume.

Our search and others gross margin was 44% and 42%, respectively, for the three and six months ended June 30, 2012, as compared to 40% and 31%, respectively, for the corresponding periods in 2011. The increases in our search and others gross margin were mainly due to higher revenues from online marketing services on Sogou Web Directory.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, revenue-based royalty payments to game developers, bandwidth leasing costs, amortization of licensing fees, depreciation expenses, PRC business tax and value-added tax (“VAT”) arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of online game revenues was $18.3 million and $34.7 million, respectively, for the three and six months ended June 30, 2012, compared to $10.0 million and $18.9 million, respectively, for the corresponding periods in 2011.

The increase in cost of online game revenues from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $8.3 million. The increase mainly consisted of a $2.4 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $2.2 million increase in depreciation and amortization expenses and a $1.7 million increase in bandwidth leasing costs.

The increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $15.8 million. The increase mainly consisted of a $4.4 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $4.2 million increase in depreciation and amortization expenses and a $3.5 million increase in bandwidth leasing costs.

Our online game gross margin was 87% for both of the three and six months ended June 30, 2012, as compared to 90% for both of the corresponding periods in 2011. The decreases in our online game gross margin were mainly due to an increase in headcount and related salaries and benefits expenses and higher bandwidth and server costs as Changyou operated a larger portfolio of online games.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of collection charges and transmission fees paid to China mobile network operators, revenue sharing with partners, depreciation expenses, and bandwidth leasing costs.

Cost of wireless revenues was $10.2 million and $19.1 million, respectively, for the three and six months ended June 30, 2012, compared to $7.1 million and $14.0 million, respectively, for the corresponding periods in 2011. The increase in cost of wireless revenues from the three and six months ended June 30, 2011 to the three and six months ended June 30, 2012 was $3.1 million and $5.1 million, respectively. The increases were mainly due to increased revenue sharing with partners.

The collection charges and transmission fees vary between China mobile network operators. The collection charges and transmission fees mainly included (i) a gateway fee of $0.008 to $0.032 per message in the second quarter of 2012, and $0.005 to $0.031 per message, depending on the volume of the monthly total wireless messages, in the second quarter of 2011 and (ii) a collection fee of 15% to 87% of total fees collected by China mobile network operators from mobile phone users (with the residual paid to us) in both the second quarter of 2012 and the second quarter of 2011.

Our wireless gross margin was 35% and 34%, respectively, for the three and six months ended June 30, 2012, as compared to 39% and 40%, respectively, for the corresponding periods in 2011. The decreases in our wireless gross margin were mainly due to increased revenue sharing with partners.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots.

Cost of revenues for other services was $4.2 million and $8.4 million, respectively, for the three and six months ended June 30, 2012, compared to $4.2 million and $6.9 million, respectively, for the corresponding periods in 2011. The increase in cost of revenues for other services from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $1.5 million. The increases were mainly attributable to costs for our cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011		2012 vs 2011	2012		2011		2012 vs 2011
Operating expenses:
Product development	$43,340	38%	$25,839	34%	$17,501	$81,933	39%	$49,062	35%	$32,871
Sales and marketing	48,999	43%	36,492	48%	12,507	87,653	42%	65,125	47%	22,528
General and administrative	17,508	16%	13,148	18%	4,360	35,302	17%	25,314	18%	9,988
Impairment of intangible assets via acquisition of businesses	2,906	3%	0	0%	2,906	2,906	2%	0	0%	2,906

Total operating expenses	$112,753	100%	$75,479	100%	$37,274	$207,794	100%	$139,501	100%	$68,293

Total operating expenses were $112.8 million and $207.8 million, respectively, for the three and six months ended June 30, 2012, compared to $75.5 million and $139.5 million, respectively, for the corresponding periods in 2011. The increase in operating expenses from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $37.3 million, and the increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $68.3 million. The increases were mainly attributable to increases in product development expenses and sales and marketing expenses.

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

Product development expenses were $43.3 million and $81.9 million, respectively, for the three and six months ended June 30, 2012, compared to $25.8 million and $49.1 million, respectively, for the corresponding periods in 2011.

The increase in product development expenses from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $17.5 million. The increase mainly consisted of a $13.7 million increase in salary and benefits expenses, which was mainly attributable to increased headcount.

The increase in product development expenses from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $32.8 million. The increase mainly consisted of a $24.8 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, and a $1.8 million increase in professional fees.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses.

Sales and marketing expenses were $49.0 million and $87.7 million, respectively, for the three and six months ended June 30, 2012, compared to $36.5 million and $65.1 million, respectively, for the corresponding periods in 2011.

The increase in sales and marketing expenses from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $12.5 million. The increase mainly consisted of a $5.2 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $4.1 million increase in advertising and promotional expenditures as a result of increased marketing promotion activities, and a $1.0 million increase in travel expenses.

The increase in sales and marketing expenses from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $22.6 million. The increase mainly consisted of a $10.7 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $7.0 million increase in advertising and promotional expenditures as a result of increased marketing promotion activities, and a $2.3 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, facility expenses and bad debt expenses.

General and administrative expenses were $17.5 million and $35.3 million, respectively, for the three and six months ended June 30, 2012, compared to $13.1 million and $25.3 million, respectively, for the corresponding periods in 2011.

The increase in general and administrative expenses from the three months ended June 30, 2011 to the three months ended June 30, 2012 was $4.4 million. The increase mainly consisted of a $1.6 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $1.4 million increase in professional fees, and a $0.6 million increase in travel expenses.

The increase in general and administrative expenses from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $10.0 million. The increase mainly consisted of a $4.3 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $3.3 million increase in bad debt expenses and a $1.1 million increase in professional fees.

Impairment of Intangible assets via Acquisition of Businesses

In the second quarter of 2012, we recognized a $2.9 million impairment loss in the Changyou segment for intangible assets from acquired businesses.

Share-based Compensation Expense

Sohu, Changyou, Sogou and Sohu Video all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the three and six months ended June 30, 2012 and June 30, 2011, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2012	2011	2012	2011
Cost of revenues (1)	$(76)	$555	$194	$1,290
Product development expenses	1,531	1,421	2,703	3,193
Sales and marketing expenses	497	872	1,031	1,961
General and administrative expenses	1,477	1,568	2,431	3,240

	$3,429	$4,416	$6,359	$9,684

Note (1): In the second quarter of 2012, we trued up the shared-based compensation expense for forfeited restricted share units which would have become fully vested during the quarter.

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou and Sohu Video, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2012	2011	2012	2011
For Sohu share-based awards	$1,478	$2,593	$3,181	$6,128
For Changyou share-based awards	813	1,305	2,019	3,038
For Sogou share-based awards	1,138	518	1,159	518
For Sohu Video share-based awards	0	—	0	—

	$3,429	$4,416	$6,359	$9,684

For Sohu share options, as of June 30, 2012 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of June 30, 2012 there was $5.4 million of related unrecognized compensation expense.

For Changyou share-based awards, as of June 30, 2012, there was $3.3 million of unrecognized compensation expense.

For Sogou share-based awards, as of June 30, 2012, there was $3.5 million of unrecognized compensation expense.

For Sohu Video, no share-based compensation expense was recognized for the three and the six months ended June 30, 2012 with respect to Sohu Video share option grants made during those six months. This is because, under U.S. GAAP, no grant of options had occurred, as no grant date had been established at this stage.

Operating Profit

As a result of the foregoing, our operating profit was $43.1 million and $95.2 million, respectively, for the three and six months ended June 30, 2012, compared to $68.8 million and $132.2 million, respectively, for the corresponding periods in 2011.

Other Income

Other income was $1.8 million and $3.4 million, respectively, for the three and six months ended June 30, 2012, compared to other income of $1.5 million and $2.0 million, respectively, for the corresponding periods in 2011. The increases were mainly due to increased investment income from investments in debt securities.

Interest Income

Interest income was $7.2 million and $13.7 million, respectively, for the three and six months ended June 30, 2012, compared to $3.3 million and $6.0 million, respectively, for the corresponding periods in 2011. The increases were mainly due to increased cash balance and higher rate of return on cash.

Income Tax Expense

Income tax expense was $18.5 million and $37.2 million, respectively, for the three and six months ended June 30, 2012, compared to $10.3 million and $21.3 million, respectively, for the corresponding periods in 2011.

The increase in income tax expense from the three and six months ended June 30, 2011 to the corresponding periods in 2012 was $8.2 million and $15.9 million, respectively. The increase was mainly due to an increase in withholding tax and net income of Changyou, and an increase in the applicable tax rates for the Sohu Group.

Net Income

For the three and six months ended June 30, 2012, we had net income of $33.7 million and $74.6 million, respectively, compared to $61.6 million and $116.8 million, respectively, for the corresponding periods of 2011.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $19.9 million and $36.5 million, respectively, for the three and six months ended June 30, 2012, compared to $17.0 million and $27.3 million, respectively, for the corresponding periods in 2011.

The increases in net income attributable to noncontrolling interest were mainly due to increased net income of Changyou.

We expect the noncontrolling interest recognized for Changyou to increase in the third quarter of 2012, compared to the second quarter of 2012, due to vesting of share-based awards, as well as an increase in Changyou’s net income.

We expect the noncontrolling interest recognized for Sogou to remain at a low level.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $12.8 million and $35.9 million, respectively, for the three and six months ended June 30, 2012, compared to $44.3 million and $89.1 million, respectively, for the corresponding periods in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investments in debt securities, as well as the cash flows generated from our operations.

As of June 30, 2012, we had cash and cash equivalents, short-term investments and investments in debt securities of approximately $865.4 million. As of June 30, 2011, we had cash and cash equivalents and investments in debt securities of approximately $811.4 million. Cash equivalents primarily comprise time deposits.

In November 2009, we entered into an agreement to purchase a Beijing office building to serve as our headquarters. The purchase price is approximately $127 million, of which $108 million had been paid as of June 30, 2012. In December 2011, we also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $16 million had been paid as of June 30, 2012. These $108 million and $16 million payments have been recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $19 million for the office building and $12 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work are in progress and are expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $158 million, of which $125 million had been paid as of June 30, 2012 and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $33 million will be settled in installments as various stages of the development plan are completed. This office building is under construction and is expected to be completed by the end of 2012.

As of June 30, 2012, the Sohu Group also had commitments for bandwidth purchases in the amount of $30 million, commitments for video content purchases in the amount of $25 million, commitments for operating leases in the amount of $17 million and commitments for other content and service purchases in the amount of $15 million.

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

Our cash flows were summarized below (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$135,567	$156,078
Net cash used in investing activities	(67,952)	(131,087)
Net cash (used in) /provided by financing activities	(34,599)	2,710
Effect of exchange rate change on cash and cash equivalents	(1,025)	11,965

Net increase in cash and cash equivalents	31,991	39,666
Cash and cash equivalents at beginning of period	732,607	678,389

Cash and cash equivalents at end of period	$764,598	$718,055

Net Cash Provided by Operating Activities

For the six months ended June 30, 2012, $135.6 million net cash provided by operating activities was primarily attributable to our net income of $74.6 million, adjusted by non-cash items of depreciation and amortization of $52.4 million, impairment of purchased video content of $15.3 million, share-based compensation expense of $6.4 million, and other miscellaneous non-cash expense of $6.4 million, offset by a decrease in cash from working capital items of $14.3 million, and adjust out the investment income from investments in debt securities of $2.7 million and excess tax benefits of $2.5 million.

For the six months ended June 30, 2011, $156.1 million net cash provided by operating activities was primarily attributable to our net income of $116.8 million, adjusted by non-cash items of depreciation and amortization of $26.9 million, share-based compensation expense of $9.7 million, cash from working capital items of $4.4 million and other miscellaneous non-cash expense of $0.8 million, offset by a decrease in cash from change in the fair value of debt securities of $1.4 million and excess tax benefits of $1.1 million.

In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and a cash inflow from financing activities. Realizing these benefits reduces the amount of taxes payable and does not otherwise affect cash flows.

Net Cash Used in Investing Activities

For the six months ended June 30, 2012, $68.0 million net cash used in investing activities was primarily attributable to a $60.1 million used in acquiring fixed assets and intangible assets, $5.2 million used in business acquisition and investing activities, and investment income from investments in debt securities of $2.7 million mentioned above under the heading “Net Cash Provided by Operating Activities”.

For the six months ended June 30, 2011, $131.1 million net cash used in investing activities was primarily attributable to $61.0 million used in acquiring fixed assets and intangible assets, and $70.1 million used in business acquisitions and investing activities.

Net Cash (Used in) /Provided by Financing Activities

For the six months ended June 30, 2012, $34.6 million net cash used in financing activities was primarily attributable to $25.8 million used for the purchase of Sogou Series A Preferred Shares from Alibaba, $12.6 million used for the repurchase of our common stock and $0.2 million from other cash payments relating to financing activities, offset by a $2.5 million excess tax benefits mentioned above under the heading “Net Cash Provided by Operating Activities”, $1.4 million from the exercise of share-based awards in a subsidiary, and $0.1 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan.

For the six months ended June 30, 2011, $2.7 million net cash provided by financing activities was primarily attributable to $1.4 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, $0.2 million from the proceeds of the noncontrolling shareholders, and $1.1 million excess tax benefits mentioned above under the heading “Net Cash Provided by Operating Activities”.

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

For Sohu apart from Changyou, although the VIEs generate revenue and cash, due to significant costs involved in these VIEs’ operations, they generally have minimal profit and cash balances, and their operating cash flow was negative for the three and six months ended June 30, 2012. However, substantially all of Changyou’s operations have conducted through Changyou’s VIEs Gamease, Guanyou Gamespace, Shanghai ICE and Shenzhen 7Road, which have generated all of our online game revenues. Although Changyou’s subsidiaries received a majority of the VIEs’ profits pursuant to the various contractual agreements between the VIEs and the subsidiaries, significant cash balances remained in Changyou’s VIEs as of June 30, 2012.

As Changyou’s VIEs are not owned by Changyou’s subsidiaries, they are not able to make dividend payments to Changyou’s subsidiaries. Instead, each of AmazGame, Gamespace, ICE Information and 7Road Technology, which are Changyou’s subsidiaries in China, has entered into a number of contracts with its corresponding VIE to provide services to such VIE in return for cash payments. In order for us to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, or to distribute any dividends to our shareholders and ADS holders, we will need to rely on these payments made from these VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments are subject to PRC taxes, including business taxes and VAT, which effectively reduce the amount that a PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

With respect to U.S. tax, as Sohu Group has two listed companies, Sohu.com Inc. and Changyou.com Limited, which are regarded as separate legal entities for U.S. tax purposes, certain transactions between these two companies as well as between their subsidiaries and VIEs might expose Sohu.com Inc. to 34% U.S. Corporate Income Tax. In addition, certain transactions of Changyou and its subsidiaries and VIEs (for example, investing in U.S. properties) might also expose Sohu.com Inc. to the risk that these transactions will be treated as taxable for U.S. tax purposes. Moreover, if Changyou pays dividends, Sohu.com Inc., as one of the shareholders of Changyou, might be subject to U.S. tax at 34% for the dividends received or, under certain circumstances, when Sohu sells Changyou ADSs originally held by Sohu at a price higher than its U.S. tax basis, a portion of the proceeds will be subject to U.S. tax at 34%. Furthermore, any dividends or any deemed dividends received by Sohu.com Inc. would be subject to U.S. Tax at 34%.

We do not expect any of such restrictions or taxes to have a material impact on our ability to meet our cash obligations.

Dividend Policy

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per ADS. The total amount of the special dividend declared was approximately $201 million. The amount of the dividend to be received by Sohu is expected to be approximately $136 million. Sohu does not expect to pay any of such dividend, or to pay any other dividends, to its shareholders in the foreseeable future.

This Changyou dividend is a one-time special dividend, and we do not expect Changyou to declare any such dividend in the foreseeable future. The Sohu Group intends to retain all available funds and any future earnings for use in the operation and expansion of its own business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock or on Changyou.com Limited’s ordinary shares, including ordinary shares represented by Changyou.com Limited’s ADSs, for the foreseeable future.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued revised guidance on “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised guidance applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. As a result of the announcement, the RMB has appreciated significantly. In early August 2012, the center point of the currency’s official trading band hit 6.3392, representing appreciation of more than 7.2%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of June 30, 2012, which consisted of cash and cash equivalents, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and contingent consideration. The book value of those financial instruments approximated their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	95,981	422,992	244,828	797	764,598
Short-term investments	0	21,793	0	0	21,793
Investments in debt securities	0	79,053	0	0	79,053
Accounts Receivable	1,307	108,838	0	269	110,414
Prepaid and other current assets	9,396	31,031	0	500	40,927
Current liabilities	20,506	328,867	0	343	349,716
Long-term accounts payable	0	13,838	0	0	13,838
Contingent consideration	0	17,293	0	0	17,293

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 3.3% in the first half of 2012. While this rate of inflation represents a decline compared to the rate for the previous quarter, there may be further increased inflation in the future, which could have a material adverse effect on our business.

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

ITEM 1A. RISK FACTORS

We depend on Changyou’s online game revenues, and on revenues from Changyou’s game TLBB in particular, for a significant portion of our revenues, net income, and operating cash flow. Any decrease in TLBB’s popularity would have any adverse effect on our operating results.

As we rely on Changyou’s online games for a significant portion of our revenues and net income, if Changyou’s online game revenues decrease or do not continue to grow, our results of operations and cash flow are likely to be adversely affected. In particular, if Changyou fails to improve and update TLBB on a timely basis, or if Changyou’s competitors introduce more popular games catering to Changyou’s game-player base, TLBB could lose its popularity, which could cause significant decrease in our revenues, net income and cash flow. Furthermore, if there are any interruptions in TLBB’s operations due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in our revenues, net income and cash flow.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, such as our reliance on advertisers in certain industries for online advertising revenues, our reliance on operation of TLBB for online game revenues and our reliance on China mobile network operators including China Mobile, China Unicom, China Telecom and their subsidiaries for our wireless revenues. The Chinese Internet industry is at an early stage of development. We are unsure if it will continue to grow, and if it does, of the rate at which it will grow. In addition, we are subject to government regulations that may change at any time with or without notice. Fluctuations in the industries of our key advertisers may affect our online advertising revenues materially, because they may cut their spending on online marketing if there is any downturn in their industries. We rely on certain third party distributors to sell our search and others services. If we lost any of our key distributors, our business would be adversely affected.

We depend on Changyou’s online game revenues, and on revenues from Changyou’s game TLBB in particular, for a significant portion of our revenues, net income, and operating cash flow. If there were any interruptions of TLBB’s operation, our online game revenues and net income, and our resulting operating cash flows, would be adversely affected.

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

With the exception of the foregoing, there are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed with the SEC on May 9, 2012, respectively.

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

During the three months ended June 30, 2012, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2012

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June 30, 2012

EXHIBITS INDEX

10.1	Share Purchase Agreement for Series A Preferred Shares of Sogou Inc., dated as of June 27, 2012, among Sohu.com (Search) Limited, Alibaba Investment Limited and Sogou Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Equity for the Three Months Ended June 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.