Form 10-Q
period 2012-09-30
SOHU COM INC
filed 2012-11-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2012
Common stock, $.001 par value	38,031,318

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$773,469	$732,607
Restricted time deposits	115,124	0
Short-term investments	41,930	17,560
Investments in debt securities	78,852	79,354
Accounts receivable, net	98,090	87,066
Prepaid and other current assets	44,969	53,894

Total current assets	1,152,434	970,481

Fixed assets, net	170,415	152,652
Goodwill	158,104	158,905
Intangible assets, net	79,774	69,762
Restricted time deposits	110,633	0
Prepaid non-current assets	268,002	270,282
Other assets	11,323	11,212

Total assets	$1,950,685	$1,633,294

LIABILITIES
Current liabilities:
Accounts payable	$58,918	$31,179
Accrued liabilities	103,076	95,409
Receipts in advance and deferred revenue	80,177	75,809
Accrued salary and benefits	55,738	45,300
Taxes payable	34,768	47,213
Deferred tax liabilities	8,701	0
Short-term bank loans	113,000	0
Other short-term liabilities	56,176	35,816
Contingent consideration	76	476

Total current liabilities	510,630	331,202

Long-term accounts payable	15,042	3,612
Long-term bank loans	109,353	0
Deferred tax liabilities	8,096	5,146
Contingent consideration	0	17,009

Total long-term liabilities	132,491	25,767

Total liabilities	643,121	356,969

Commitments and contingencies
MEZZANINE EQUITY	56,895	57,254
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,031 shares and 38,082 shares, respectively, issued and outstanding)	44	44
Additional paid-in capital	359,926	366,210
Treasury stock (5,889 and 5,639 shares, respectively)	(143,858)	(131,292)
Accumulated other comprehensive income	70,212	76,219
Retained earnings	759,015	697,244

Total Sohu.com Inc. shareholders’ equity	1,045,339	1,008,425
Noncontrolling interest	205,330	210,646

Total shareholders’ equity	1,250,669	1,219,071

Total liabilities, mezzanine equity and shareholders’ equity	$1,950,685	$1,633,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Online advertising:
Brand advertising	$77,874	$76,572	$208,154	$201,453
Search and others	35,284	18,410	85,684	40,002

Subtotal of online advertising revenues	113,158	94,982	293,838	241,455

Online games	151,093	115,798	415,711	312,259
Wireless	14,312	14,210	43,261	37,559
Others	6,815	7,870	14,899	14,661

Total revenues	285,378	232,860	767,709	605,934
Cost of revenues:
Online advertising:
Brand advertising	37,476	30,221	125,331	76,942
Search and others	19,736	9,478	49,056	24,365

Subtotal of cost of online advertising revenues	57,212	39,699	174,387	101,307

Online games	21,026	14,578	55,735	33,496
Wireless	9,474	8,727	28,535	22,728
Others	9,037	4,469	17,458	11,359

Total cost of revenues	96,749	67,473	276,115	168,890

Gross profit	188,629	165,387	491,594	437,044

Operating expenses:
Product development	46,994	28,943	128,927	78,005
Sales and marketing	58,250	47,150	145,903	112,275
General and administrative	19,666	15,686	54,968	41,000

Impairment of intangible assets via acquisition of businesses	0	0	2,906	0

Total operating expenses	124,910	91,779	332,704	231,280

Operating profit	63,719	73,608	158,890	205,764

Other income	(111)	3,249	3,320	5,238
Interest income	5,974	4,314	19,692	10,312
Exchange difference	667	(2,420)	69	(4,504)

Income before income tax expense	70,249	78,751	181,971	216,810
Income tax expense	18,727	14,441	55,881	35,724

Net income	51,522	64,310	126,090	181,086
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	4,495	1,092	6,701	1,453
Net income attributable to the noncontrolling interest shareholders	21,146	16,406	57,618	43,748

Net income attributable to Sohu.com Inc.	$25,881	$46,812	$61,771	$135,885

Net income	51,522	64,310	126,090	181,086
Other comprehensive income: Foreign currency translation adjustment, net of tax	(3,447)	16,586	(7,115)	34,646

Comprehensive income	48,075	80,896	118,975	215,732

Less: Comprehensive income attributable to the mezzanine classified noncontrolling interest	4,495	1,092	6,701	1,453
Comprehensive income attributable to noncontrolling interest shareholders	20,540	18,801	56,510	48,172

Comprehensive income attributable to Sohu.com Inc.	23,040	61,003	55,764	166,107

Basic net income per share attributable to Sohu.com Inc.	$0.68	$1.22	$1.63	$3.55

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,022	38,298	38,036	38,262

Diluted net income per share attributable to Sohu.com Inc.	$0.63	$1.17	$1.44	$3.28

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,344	38,844	38,392	38,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$126,090	$181,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,137	19,143
Share-based compensation expense	10,202	14,061
Amortization of intangible assets	48,541	26,342
Impairment of intangible assets	7,522	233
Impairment of purchased video content	15,101	0
Provision for allowance for doubtful accounts	3,538	911
Excess tax benefits from share-based payment arrangements	(3,492)	(1,401)
Investment income of investments in debt securities	(4,098)	(2,207)
Others	89	(1,066)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(15,025)	(22,957)
Prepaid and other current assets	2,321	1,699
Deferred tax	7,595	(300)
Accounts payable	16,124	5,418
Taxes payable	(5,010)	365
Accrued liabilities	19,165	22,177
Receipts in advance and deferred revenue	4,809	10,833
Other short-term liabilities	18,172	2,154

Net cash provided by operating activities	279,781	256,491
Cash flows from investing activities:
Purchase of fixed assets	(50,840)	(84,130)
Purchase of intangible and other assets	(44,048)	(45,936)
Cash paid relating to restricted time deposits	(225,757)	0
Purchase of /proceeds from short-term investments, net	(24,436)	(4,393)
Acquisitions, net of cash acquired	(683)	(71,129)
Other cash payments relating to investing activities	(979)	(4,348)

Net cash used in investing activities	(346,743)	(209,936)
Cash flows from financing activities:
Issuance of common stock	240	1,507
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0
Repurchase of common stock	(12,566)	(16,601)
Purchase of shares in subsidiary	0	(25,675)
Portion of Changyou dividend distribute to noncontrolling interest shareholders	(64,551)	0
Purchase of offshore bridge loans from banks	222,353	0
Cash contribution received from the noncontrolling interest shareholders	0	159
Payment of contingent consideration	(13,806)	0
Excess tax benefits from share-based payment arrangements	3,492	1,401
Exercise of share-based awards in subsidiary	1,352	0
Other cash payments relating to financing activities	(281)	0

Net cash provided by /(used in) financing activities	110,433	(39,209)
Effect of exchange rate changes on cash and cash equivalents	(2,609)	21,688

Net increase in cash and cash equivalents	40,862	29,034
Cash and cash equivalents at beginning of period	732,607	678,389

Cash and cash equivalents at end of period	$773,469	$707,423

Supplemental schedule of non-cash investing activity:
Consideration payable for business acquisitions	0	32,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2012

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646
Issuance of common stock	240	0	240	0	0	0	0
Repurchase of common stock	(12,566)	0	0	(12,566)	0	0	0
Share-based compensation expense	10,202	0	4,555	0	0	0	5,647
Settlement of share-based awards in subsidiary	1,353	0	(7,477)	0	0	0	8,830
Portion of Changyou dividend attributable to noncontrolling interest shareholders	(64,551)	0	0	0	0	0	(64,551)
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0	(14,219)	0	0	0	(11,581)
Changes in mezzanine equity of Changyou	6,836	0	6,836	0	0	0	0
Transaction cost for the sale of the 17173 Business from Sohu to Changyou	118	0	118	0	0	0	0
Deemed contribution from noncontrolling shareholders (related to sale of the 17173 Business by Sohu to Changyou)	0	0	171	0	0	0	(171)
Excess tax benefits from share-based awards	3,492	0	3,492	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	119,389	0	0	0	0	61,771	57,618
Foreign currency translation adjustment, net of tax	(7,115)	0	0	0	(6,007)	0	(1,108)

Ending balance	$1,250,669	$44	$359,926	$(143,858)	$70,212	$759,015	$205,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2011

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$974,559	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442
Issuance of common stock	1,507	1	1,506	0	0	0	0
Contribution received from the noncontrolling interest shareholders	159	0	0	0	0	0	159
Repurchase of common stock	(16,602)	0	0	(16,602)	0	0	0
Purchase of shares in subsidiary	(25,675)	0	(17,132)	0	0	0	(8,543)
Share-based compensation expense	14,061	0	8,675	0	0	0	5,386
Settlement of share-based awards in subsidiary	0	0	(6,800)	0	0	0	6,800
Excess tax benefits from share-based awards	1,401	0	1,401	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	179,633	0	0	0	0	135,885	43,748
Foreign currency translation adjustment, net of tax	34,646	0	0	0	30,222	0	4,424

Ending balance	$1,163,689	$44	$325,683	$(131,292)	$68,450	$670,388	$230,416

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

Online Advertising

The online advertising business consists of the brand advertising business as well as the search and others business. The brand advertising business offers advertisements on the Sohu Group’s Web properties to companies seeking to increase their brand awareness online. The search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), primarily offers customers pay-for-click services, as well as online marketing services on Sogou Web Directory.

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

Basis of Consolidation and Recognition of Noncontrolling Interest

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”). All intercompany transactions are eliminated.

The consolidation of VIEs is one of the Company’s critical accounting policies. The Company has adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. The Company’s management made evaluations of the relationships between the Company and its VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Sohu Group controls the shareholders’ voting interests in the VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its VIEs. As a result, the Company consolidates all of its VIEs in its consolidated financial statements. Please refer to Note - 10 VIEs for more details.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

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

Commencing January 1, 2012, as the video division has grown significantly and business departments have been defined through the restructuring process to become more self-sustainable, compensation and benefits expenses have been allocated to the respective business departments to properly reflect the operating results of the video division. The video division’s compensation and benefits expenses were classified as cost of revenues, product development, sales and marketing and general and administrative expenses, respectively, based on the nature of the related employees’ roles and responsibilities. To conform to current period presentations, the relevant amounts for prior periods have been changed accordingly. The change from cost of revenues to operating expenses was not material to historical periods, and amounted to $1.4 million and $2.9 million, respectively, for the three and nine months ended September 30, 2011.

Reclassification of Expenses of Search and Others Business

To expand distribution of customers’ sponsored links or advertisements, the search and others business acquires traffic from third-party Websites. Most traffic acquisition payments are made to Sogou’s Website Alliance members. Payments to Sogou’s Website Alliance members are based on a portion of pay-for-click revenues generated from clicks by users of their properties, and are included in cost of search and others revenues. A relatively small portion of traffic acquisition payments to third-party Websites are based on pre-agreed unit prices and the actual traffic volume they direct to the search and others business. Prior to 2012, traffic acquisition payments based on pre-agreed unit price and the actual traffic volume were recorded in sales and marketing expenses.

Commencing January 1, 2012, in order to enhance comparability with industry peers, all traffic acquisition costs were recorded in cost of revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $2.0 million and $5.9 million, respectively, for the three and nine months ended September 30, 2011.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2012
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$68,217	$14,312	$2,935	$85,464	$37,295	$165,782	$(3,163)	$285,378
Segment cost of revenues	(35,620)	(9,474)	(841)	(45,935)	(19,715)	(30,908)	41	(96,517)

Segment gross profit /(loss)	$32,597	$4,838	$2,094	39,529	17,580	134,874	(3,122)	188,861

SBC (2) in cost of revenues				(133)	(21)	(78)	0	(232)

Gross profit				39,396	17,559	134,796	(3,122)	188,629

Operating expenses:
Product development				(16,916)	(11,034)	(17,728)	0	(45,678)
Sales and marketing				(36,744)	(7,693)	(16,353)	3,122	(57,668)
General and administrative				(8,842)	(1,524)	(7,587)	0	(17,953)
SBC (2) in operating expenses				(1,030)	(1,931)	(715)	65	(3,611)

Total operating expenses				(63,532)	(22,182)	(42,383)	3,187	(124,910)

Operating profit /(loss)				(24,136)	(4,623)	92,413	65	63,719
Other income /(expense) (3)				137,940	61	(1,787)	(136,325)	(111)
Interest income				2,297	73	3,604	0	5,974
Exchange difference				88	31	548	0	667
Income /(loss) before income tax expense				116,189	(4,458)	94,778	(136,260)	70,249

Income tax expense				(1,373)	0	(17,354)	0	(18,727)

Net income				$114,816	$(4,458)	$77,424	$(136,260)	$51,522

Note (1):	The elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination for other income is primarily for the portion payable by Changyou to Sohu of a special one-time cash dividend paid by Changyou to its shareholders. See Note 4 - Changyou Distribution of Cash Dividend.

	Three Months Ended September 30, 2011
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$68,075	$14,210	$4,655	$86,940	$18,814	$128,697	$(1,591)	$232,860
Segment cost of revenues	(29,098)	(8,727)	(1,009)	(38,834)	(9,478)	(19,024)	116	(67,220)

Segment gross profit /(loss)	$38,977	$5,483	$3,646	48,106	9,336	109,673	(1,475)	165,640

SBC (2) in cost of revenues				(201)	0	(52)	0	(253)

Gross profit				47,905	9,336	109,621	(1,475)	165,387

Operating expenses:
Product development				(10,207)	(4,976)	(12,127)	0	(27,310)
Sales and marketing				(27,219)	(3,114)	(17,418)	1,475	(46,276)
General and administrative				(6,074)	(924)	(7,071)	0	(14,069)
SBC (2) in operating expenses				(1,829)	(1,202)	(1,246)	153	(4,124)

Total operating expenses				(45,329)	(10,216)	(37,862)	1,628	(91,779)

Operating profit /(loss)				2,576	(880)	71,759	153	73,608
Other income				2,106	2	1,141	0	3,249
Interest income				875	35	3,404	0	4,314
Exchange difference				(1,753)	(507)	(160)	0	(2,420)
Income /(loss) before income tax expense				3,804	(1,350)	76,144	153	78,751

Income tax expense				(1,278)	0	(13,163)	0	(14,441)

Net income				$2,526	$(1,350)	$62,981	$153	$64,310

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Nine Months Ended September 30, 2012
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$188,117	$43,261	$6,210	$237,588	$90,470	$449,888	$(10,237)	$767,709
Segment cost of revenues	(120,915)	(28,535)	(1,770)	(151,220)	(48,992)	(75,700)	223	(275,689)

Segment gross profit /(loss)	$67,202	$14,726	$4,440	86,368	41,478	374,188	(10,014)	492,020

SBC (2) in cost of revenues				(117)	(64)	(245)	0	(426)

Gross profit				86,251	41,414	373,943	(10,014)	491,594

Operating expenses:
Product development				(46,400)	(27,911)	(50,597)	0	(124,908)
Sales and marketing				(95,522)	(18,277)	(40,505)	10,014	(144,290)
General and administrative				(23,543)	(4,235)	(23,046)	0	(50,824)
Impairment of intangible assets via acquisition of businesses				0	0	(2,906)	0	(2,906)
SBC (2) in operating expenses				(3,538)	(3,519)	(2,784)	65	(9,776)

Total operating expenses				(169,003)	(53,942)	(119,838)	10,079	(332,704)

Operating profit /(loss)				(82,752)	(12,528)	254,105	65	158,890
Other income /(expense) (3)				140,495	60	(910)	(136,325)	3,320
Interest income				8,812	261	10,619	0	19,692
Exchange difference				188	58	(177)	0	69
Income /(loss) before income tax expense				66,743	(12,149)	263,637	(136,260)	181,971
Income tax expense				(6,187)	0	(49,694)	0	(55,881)

Net income				$60,556	$(12,149)	$213,943	$(136,260)	$126,090

Note (1):	The intercompany elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination for other income is primarily for the portion payable by Changyou to Sohu of a special one-time cash dividend paid by Changyou to its shareholders. See Note 4 - Changyou Distribution of Cash Dividend.

	Nine Months Ended September 30, 2011
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$178,745	$37,559	$5,793	$222,097	$40,664	$346,925	$(3,752)	$605,934
Segment cost of revenues	(73,076)	(22,728)	(1,165)	(96,969)	(24,365)	(46,343)	330	(167,347)

Segment gross profit /(loss)	$105,669	$14,831	$4,628	125,128	16,299	300,582	(3,422)	438,587

SBC (2) in cost of revenues				(1,373)	0	(170)	0	(1,543)

Gross profit				123,755	16,299	300,412	(3,422)	437,044

Operating expenses:
Product development				(25,663)	(13,015)	(34,501)	0	(73,179)
Sales and marketing				(67,784)	(8,382)	(36,696)	3,422	(109,440)
General and administrative				(15,501)	(2,792)	(17,850)	0	(36,143)
SBC (2) in operating expenses				(5,307)	(2,892)	(4,485)	166	(12,518)

Total operating expenses				(114,255)	(27,081)	(93,532)	3,588	(231,280)

Operating profit /(loss)				9,500	(10,782)	206,880	166	205,764
Other income				5,022	7	209	0	5,238
Interest income				2,659	65	7,588	0	10,312
Exchange difference				(3,367)	(648)	(489)	0	(4,504)
Income /(loss) before income tax expense				13,814	(11,358)	214,188	166	216,810
Income tax expense				(4,114)	0	(31,610)	0	(35,724)

Net income				$9,700	$(11,358)	$182,578	$166	$181,086

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of September 30, 2012
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated

Cash and cash equivalents	$437,382	$35,821	$300,266	$0	$773,469
Accounts receivable, net	70,527	4,151	23,412	0	98,090
Fixed assets, net	66,344	38,518	65,553	0	170,415
Total assets (1)	$1,024,358	$82,630	$1,019,772	$(176,075)	$1,950,685

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

	As of December 31, 2011
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated

Cash and cash equivalents	$357,031	$45,165	$330,411	$0	$732,607
Accounts receivable, net	73,610	2,263	11,326	(133)	87,066
Fixed assets, net	61,636	22,622	68,394	0	152,652
Total assets (1)	$934,096	$73,970	$753,073	$(127,845)	$1,633,294

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

3.	Share-Based Compensation Expense

Sohu, Changyou, Sogou, Fox Video Limited (“Sohu Video”) and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

For Sohu, Changyou, and Sogou share-based awards, share-based compensation expense is recognized as costs and /or expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”), which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of September 30, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As of September 30, 2012, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share based compensation expense was recognized.

On July 10, 2012, 7Road adopted a 2012 Share Incentive Plan (the “7Road 2012 Share Incentive Plan”), which initially provided for the issuance of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the outstanding 7Road shares on a fully-diluted basis) to selected directors, officers, employees, consultants and advisors of 7Road. On November 2, 2012, the number of ordinary shares available for issuance under the 7Road 2012 Share Incentive Plan was increased to 15,100,000 shares. See Note 16 - Subsequent Events. As of September 30, 2012, 2,546,250 restricted share units had been granted under the plan. Such restricted share units will not be vested until 7Road’s completion of a firm commitment underwritten initial public offering (the “IPO”) of its shares resulting in a listing on an internationally recognized exchange and the expiration of all underwriters’ lockup periods applicable to the IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized relating to these restricted share units until the completion of the IPO, and hence no share based compensation expense was recognized for the quarter ended September 30, 2012.

Share-based compensation expense was recognized in costs and/or expenses for the three and nine months ended September 30, 2012 and September 30, 2011, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2012	2011	2012	2011
Cost of revenues	$232	$253	$426	$1,543
Product development expenses	1,316	1,633	4,019	4,826
Sales and marketing expenses	582	874	1,613	2,835
General and administrative expenses	1,713	1,617	4,144	4,857

	$3,843	$4,377	$10,202	$14,061

There was no capitalized share-based compensation expense for the three and nine months ended September 30, 2012 and 2011.

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou, Sohu Video and 7Road, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2012	2011	2012	2011
For Sohu share-based awards	$1,440	$2,607	$4,621	$8,735
For Changyou share-based awards	750	1,172	2,769	4,210
For Sogou share-based awards	1,653	598	2,812	1,116
For Sohu Video share-based awards	0	—	0	—
For 7Road share-based awards	0	—	0	—

	$3,843	$4,377	$10,202	$14,061

4.	Changyou Distribution of Cash Dividend

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per ADS. On September 21, 2012, Changyou paid out this special cash dividend of $201 million, with $136 million paid to and received by Sohu.

5.	Fair Value Measurements

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, restricted time deposits, short-term investments, accounts receivable, investments in debt securities, prepaid and other current assets, accounts payable, short-term bank loans, accrued liabilities, receipts in advance and deferred revenue, other short-term liabilities and long-term bank loans. The carrying amount of accounts receivable, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurements, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of September 30, 2012 (in thousands):

		Fair value measurements at reporting date using
Items	As of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$285,404	$0	$285,404	$0
Restricted time deposits	225,757	0	225,757	0
Short-term investments	41,930	0	41,930	0
Investments in debt securities	78,852	0	0	78,852

Total Assets	$631,943	$0	$553,091	$78,852

Short-term bank loans	113,000	0	113,000	0
Long-term bank loans	109,353	0	109,353	0

Total Liabilities	$222,353	$0	$222,353	$0

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2011 to September 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2011	$79,354
Currency translation adjustment	(502)

Ending balance at September 30, 2012	$78,852

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

As of September 30, 2012, the Company’s investments in financial instruments were mainly held by 7Road’s VIE Shenzhen 7Road Technology Co., Ltd (“Shenzhen 7Road”), and totaled approximately $40.4 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and nine months ended September 30, 2012, the Company recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.4 million and $1.0 million, respectively.

Investments in debt securities

In September 2010, the Company purchased from a PRC-based company (the “Debtor”) a convertible debt security in the principal amount of $74.6 million (or RMB0.5 billion) with interest, payable quarterly in cash, of 3.8% per annum and an initial maturity of twelve months, subject to extension in the Company’s sole discretion for additional sequential six-month periods. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. In September 2011, March 2012 and September 2012, the Company extended the maturity of the security for sequential six-month periods, to March 2012, September 2012 and March 2013, respectively, with an interest rate of 6.8% per annum. Under the terms of the security, if the Company continues to extend the maturity of the security to March 31, 2014, it will have the option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor.

For the three and nine months ended September 30, 2012, interest income generated from this debt security amounted to $1.37 million and $4.10 million, respectively. For the three and nine months ended September 30, 2011, interest income generated from this debt security amounted to $0.76 million and $2.21 million respectively.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the three and nine months ended September 30, 2012, there was no change in fair value. For the three and nine months ended September 30, 2011, changes in fair value generated from exchange gain or loss were $1.40 million and $3.15 million respectively. To estimate fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

Restricted time deposits - Changyou offshore bridge loans from banks, secured by time deposits

In the third quarter of 2012, Changyou drew down offshore bridge loans from branches of certain banks for the purposes of expediting the payment of the special one-time cash dividend to its shareholders and providing working capital to support its overseas operations. All of these bridge loans were secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. As of September 30, 2012, the total amount of loan was $222 million, of which $123 million carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”) and $99 million carried a fixed rate of interest.

The offshore bridge loans from the branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their payment terms. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on the Company’s consolidated balance sheets. Restricted time deposits are valued based on the prevailing interest rates in the market. The rates of interest under the loan agreements with the lending banks to determine were also determined based on the prevailing interest rates in the market. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements of offshore bridge bank loans.

For the three months ended September 30, 2012, interest income from the restricted time deposits securing the loans was $1.5 million, and interest expense on the bank loans was $0.3 million.

6.	Impairment of purchased video content

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

As a result of these impairment tests, the Company recognized total impairment losses of $15.1 million in the consolidated statements of comprehensive income as cost of revenues. Also, the Company wrote down prepaid assets and intangible assets totaling $15.1 million.

For the three and nine months ended September 30, 2011, no impairment losses were recognized for purchased video content.

7.	Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Wireless	Sogou	Changyou	Total

Balance as of December 31, 2011
Goodwill	$59,978	$15,942	$2,042	$121,932	$199,894
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$40,132	$0	$2,042	$116,731	$158,905
Transactions in 2012
Inter-segment transfers	(17,885)	0	0	17,885	0
Foreign currency translation adjustment	(1)	0	(13)	(787)	(801)

Balance as of September 30, 2012	$22,246	0	2,029	133,829	158,104

Balance as of September 30, 2012
Goodwill	$42,092	$15,942	$2,029	$139,030	$199,093
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

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

8.	Taxation

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any penalties or significant interest associated with tax positions for the three and nine months ended September 30, 2012, nor did the Company have any significant unrecognized uncertain tax positions for the three and nine months ended September 30, 2012.

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

As of September 30, 2012, Shenzhen 7Road, Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”) and Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) were “Software Enterprises” entitled to the beneficial tax treatment described above.

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

In 2012, Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to distribute all of its 2012 earnings to its overseas parent company, Changyou.com HK Limited (“Changyou HK”). Based on an assessment performed pursuant to requirements specified by PRC tax authorities, Changyou concluded that it was more likely than not that such distribution would be subject to 5% withholding tax. For the nine months ended September 30, 2012, Changyou accrued deferred tax liabilities in the amount of $8.7 million for withholding taxes associated with this distribution plan.

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, a pilot program for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value added tax (“VAT”) for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. The Company’s brand advertising and search revenues are subject to this program.

Business Tax had been imposed primarily on revenues from the provision of taxable services, assignments of intangible assets and transfers of real estate. Prior to the implementation of the pilot program, the Company’s Business Tax rate, which varies depending upon the nature of the revenues being taxed, generally ranged from 3% to 5%.

VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. Before the implementation of the pilot program, the Company was mainly subject to a small amount of VAT for revenues of Changyou’s subsidiary 7Road that are deemed for PRC tax purposes to be derived from the sale of software. VAT has been imposed on those 7Road revenues at a rate of 17%, with a 14% immediate tax refund, resulting in a net rate of 3%. With the implementation of the pilot program, in addition to the revenues currently subject to VAT, the Company’s brand advertising and search revenues are in the scope of the pilot program and are now subject to VAT at a rate of 6%.

Under ASC 605-45, the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision determined by management. As VAT imposed on brand adverting and search revenues and VAT imposed on 7Road’s revenues from the sale of software are considered as substantially different in nature, the Company determined that it is reasonable to apply the guidance separately for these two types of VAT. The basis for this determination is that VAT payable on brand advertising and search revenues is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier), which is a component of the Company’s costs for providing the brand advertising and search services. On the other hand, the VAT payable by 7Road is in effect at 3% of the applicable revenues from the sale of software, irrespective of the availability of any input VAT, under preferential VAT treatment provided to 7Road by the local tax bureau. In this regard, the Company believes the VAT payable by 7Road is more akin to a sales tax than typical VAT. As a result, the Company adopted the net presentation method for its brand advertising and search businesses both before and after the implementation of the pilot program, and for the revenues of 7Road deemed to be derived from the sale of software, the Company adopted the gross presentation method before and after the implementation of the pilot program.

9.	Commitments and Contingencies

Contractual Obligation

In November 2009, the Company entered into an agreement to purchase a Beijing office building to serve as the Company’s headquarters. The purchase price is approximately $127 million, of which $107 million had been paid as of September 30, 2012. In December 2011, the Company also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $16 million had been paid as of September 30, 2012. These $107 million and $16 million payments have been recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $20 million for the office building and $12 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work are in progress and are expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $157 million, of which $125 million had been paid as of September 30, 2012 and was recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $32 million will be settled by early of 2013, when the office building development is expected to be completed.

In the third quarter of 2012, Changyou drew down offshore bridge bank loans of $222 million, which were secured by the equivalent or greater amount of RMB deposits in onshore branches of those banks, totaling RMB1.43 billion ($226 million).

As of September 30, 2012, the Sohu Group had commitments for bandwidth purchases in the amount of $25 million, commitments for video content purchases in the amount of $19 million, commitments for operating leases in the amount of $12 million and commitments for other content and service purchases in the amount of $12 million.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of September 30, 2012, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

PRC Law

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, online game, wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect Sohu Group’s VIE structure are discussed in Note 10 - VIEs.

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

10.	VIEs

Background

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, wireless, value added telecommunications and certain other businesses in which the Company is engaged or could be deemed to be engaged. Consequently, the Company conducts certain of its operations and businesses in the PRC through its VIEs.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time as requested by Sohu Group to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, and also has the obligation to absorb losses of the VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the VIEs as collateral for the loans. As of September 30, 2012, the aggregate amount of these loans was $16.6 million.

Under its contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of September 30, 2012, the registered capital and PRC statutory reserves of the VIEs totaled $30.4 million. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

Summary of VIEs

Basic Information

Corporate

a)	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) is a holding company which was incorporated in 2001. As of September 30, 2012, the registered capital of High Century was $4.6 million. Dr. Charles Zhang, the Company’s Chairman of the Board and Chief Executive Officer, and Wei Li, held 80% and 20% interests, respectively, in this entity.

b)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in 2002. As of September 30, 2012, the registered capital of Sohu Entertainment was $1.2 million. Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng, a Vice President of the Company, held 80% and 20% interests, respectively, in this entity.

c)	Sohu Internet

Sohu Internet was incorporated in 2003. As of September 30, 2012, the registered capital of Sohu Internet was $1.6 million. High Century and Sohu Entertainment held 75% and 25% interests, respectively, in this entity.

For the Online Advertising Business

Brand Advertising Business

d)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010 and is engaged in advertising services. As of September 30, 2012, the registered capital of Donglin was $1.5 million. High Century and Sohu Internet each held a 50% interest in this entity.

e)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010 and is engaged in advertising services. As of September 30, 2012, the registered capital of Pilot New Era was $0.7 million. High Century and Sohu Internet each held a 50% interest in this entity.

f)	Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011 and is engaged in advertising services. As of September 30, 2012, the registered capital of Focus Yiju was $1.6 million. High Century held a 100% interest in this entity.

g)	17173 Network

Beijing 17173 Network Technology Co., Ltd. (“17173 Network”) was incorporated in 2011 and is engaged in technology development and advertising services. As of September 30, 2012, the registered capital of 17173 Network was $1.6 million. Jing Zhou and a third party entity each held a 50% interest in this entity.

h)	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011 and is engaged in advertising services. As of September 30, 2012, the registered capital of Tianjin Jinhu was $0.5 million. Ye Deng and Chun Liu each held a 50% interest in this entity.

i)	Tu Xing Tian Xia

Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”) was acquired in 2005 and is engaged in mapping services. As of September 30, 2012, the registered capital of Tu Xing Tian Xia was $0.2 million. Beijing Century High-Tech Investment Co., Ltd. (“High Century”) and Sohu Internet held 56.1% and 43.9% interests, respectively, in this entity. This entity is currently in the process of liquidation.

Search and Others Business

j)	Sogou Information

Sogou Information was incorporated in 2005. As of September 30, 2012, the registered capital of Sogou Information was $2.5 million. Xiaochuan Wang, the Company’s Chief Technology Officer, and Xianxian Hao each held a 50% interest in this entity.

For the Online Game Business

k)	Gamease

Gamease was incorporated in 2007. As of September 30, 2012, the registered capital of Gamease was $1.3 million. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President and Chief Operating Officer of Changyou held 60% and 40% interests, respectively, in this entity.

l)	Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of September 30, 2012, the registered capital of Shanghai ICE was $1.2 million. Runa Pi and Rong Qi each held a 50% interest in this entity.

m)	Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of September 30, 2012, the registered capital of Guanyou Gamespace was $1.5 million. Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

n)	Shenzhen 7Road

68.258% of Shenzhen 7Road was acquired by Gamease in 2011. In the second quarter of 2012, in connection with a reorganization of Shenzhen 7Road to create a Cayman Islands holding company structure, Shenzhen 7Road became a VIE of 7Road, which is a Cayman Islands company of which approximately 71.926% is owned by Changyou. Shenzhen 7Road is controlled by Changyou, and Changyou is a primary beneficiary of Shenzhen 7Road, as a result of contractual arrangements among Shenzhen 7Road, Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”), which is a PRC-based indirect wholly-owned subsidiary of 7Road, and the shareholders of Shenzhen 7Road. As of September 30, 2012, Gamease held shares representing 68.258% of Shenzhen 7Road and four executive officers of 7Road.com Limited collectively held shares representing 31.742% of Shenzhen 7Road.

For the Wireless Business

o)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was acquired in 2004 and is engaged in value added telecommunication services. As of September 30, 2012, the registered capital of GoodFeel was $1.2 million. James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

p)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of September 30, 2012, the registered capital of 21 East Beijing was $0.1 million and High Century held a 100% interest in this entity.

q)	Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of September 30, 2012, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following consolidated financial information of the Sohu Group’s VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	September 30, 2012			December 31, 2011
Total assets	$509,892			$405,854
Total liabilities	$191,873			$184,711

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenue	$233,802	$193,307	$639,947	$511,546
Net income	$38,439	$6,521	$92,100	$34,938

For the table below, VIEs under the Brand advertising, Sogou, Wireless and Others segments are classified as Sohu’s VIEs, and VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs

	Nine months ended September 30,
	2012	2011
Net cash (used in) /provided by operating activities	$(16,930)	$15,303
Net cash provided by /(used in) investing activities	143	(2,655)
Net cash used in financing activities	$(474)	$(464)

Cash flows of Changyou’s VIEs

	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$41,843	$89,996
Net cash used in investing activities	(31,558)	(94,977)
Net cash used in financing activities	$(13,105)	$0

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

Loan and equity pledge agreements between Sogou Tech and the shareholders of Sogou Information. These loan agreements provide for loans to the shareholders of Sogou Information for them to make contributions to the registered capital of Sogou Information in exchange for the equity interests in Sogou Information, and under the pledge agreements the shareholders pledge those equity interests to Sogou Tech as security for the loans. The loans are interest free and are repayable on demand, but the shareholders can only repay the loans by transferring to Sogou Tech their equity interests in Sogou Information.

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

11.	Sohu.com Inc. Shareholders’ Equity

Takeover Defense

Sohu’s stockholder rights plan, which had been in effect since 2001, expired in July of 2011. Sohu intends to adopt appropriate defensive measures in the future on a case by case basis as and to the extent that the Company’s Board of Directors determines that such measures are necessary or advisable to protect Sohu stockholder value in the face of any coercive takeover threats or to prevent an acquirer from gaining control of the Company without offering fair and adequate price and terms.

Treasury Stock

Treasury stock consists of shares repurchased by Sohu that are no longer outstanding and are held by Sohu. Treasury stock is accounted for under the cost method.

On August 29, 2011, Sohu’s Board of Directors authorized a combined share purchase program of up to $100 million of outstanding shares of common stock of Sohu and /or the outstanding American depositary shares (“ADSs”) of Changyou over a one-year period from September 1, 2011 to August 31, 2012. As of the expiration of the program on August 31, 2012, the Company had repurchased 500,000 shares of its common stock, which is treated as treasury stock, for consideration of $29.2 million. The Company also had purchased 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, for consideration of $25.7 million. The total consideration paid under the combined share purchase program was $54.9 million.

Stock Incentive Plans

Sohu, Changyou, Sogou, Sohu Video and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

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

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $1.2 million and $3.9 million, respectively. For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $2.3 million and $7.8 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2012	329	$16.73	2.52	$10,934
Exercised	(30)	8.05
Forfeited or expired	(1)	13.97

Outstanding at September 30, 2012	298	17.60	1.89	7,307

Vested at September 30, 2012	298	17.60	1.89	7,307

Exercisable at September 30, 2012	298	17.60	1.89	7,307

Note (1): The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $42.09 on September 30, 2012 and the exercise price of share options. The total intrinsic value of share options exercised for the nine months ended September 30, 2012 was $1.3 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three and nine months ended September 30, 2012 and 2011, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three and nine months ended September 30, 2012, total cash received from the exercise of share options amounted to $101,000 and $240,000, respectively. For the three and nine months ended September 30, 2011, total cash received from the exercise of share options amounted to $0.1 million and $ 1.5 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share units activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2012 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	445	$61.66
Granted	0
Vested	(153)	62.41
Forfeited	(30)	61.27

Unvested at September 30, 2012	262	61.27

Expected to vest thereafter	195	61.27

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for restricted share units was $1.2 million and $3.9 million, respectively. For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for restricted share units was $2.3 million and $7.8 million, respectively.

As of September 30, 2012, there was $3.5 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.67 years. The total fair value on their respective vesting dates of restricted share units vested during the three and nine months ended September 30, 2012 was nil and $8.9 million, respectively. The total fair value on their respective vesting dates of restricted share units vested during the three and nine months ended September 30, 2011 was $0.5 million and $14.9 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu’s 2010 Stock Incentive Plan (the “Sohu 2010 Stock Incentive Plan”), which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of September 30, 2012, 1,466,461 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share units activity under the Sohu 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2012 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	14	$70.88
Granted	12	52.19
Vested	(6)	52.19
Forfeited	(5)	70.88

Unvested at September 30, 2012	15	63.53

Expected to vest thereafter	12	62.10

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for restricted share units was $0.2 million and $0.6 million, respectively.

As of September 30, 2012, there was $0.5 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.72 years. The total fair value on their respective vesting dates of restricted share units vested during both the three months and the nine months ended September 30, 2012 was $0.25 million. The total fair value on their respective vesting dates of restricted share units vested during both the three months and during the nine months ended September 30, 2011 was $0.27 million.

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

As of September 30, 2012, Changyou has granted under the Changyou 2008 Share Incentive Plan 15,000,000 Class B ordinary shares to Tao Wang through Prominence Investments Ltd. (“Prominence”) and 4,745,200 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees and certain Sohu employees. Prominence is an entity that may deemed under applicable rules of the Securities and Exchange Commission (the “SEC”) to be beneficially owned by Tao Wang.

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.8 million and $2.8 million, respectively. For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $1.2 million and $4.2 million, respectively.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the nine months ended September 30, 2012 is presented below:

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	2,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at September 30, 2012	0

Expected to vest thereafter	0

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for the above-mentioned Class B restricted ordinary shares was nil and $41,000, respectively. For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for the above-mentioned Class B restricted ordinary shares was $0.1 million and $0.4 million, respectively.

As of September 30, 2012, there was no unrecognized compensation expense related to Tao Wang’s Class B restricted ordinary shares, since they were all vested. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three and nine months ended September 30, 2012 was nil and $26.5 million, respectively. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the three and nine months ended September 30, 2011 was nil and $39.7 million, respectively.

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

A summary of activity for the above Class B restricted share units as of and for the nine months ended September 30, 2012 is presented below:

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	635	$1.98
Granted	0
Vested	(635)	1.98
Forfeited	0

Unvested at September 30, 2012	0

Expected to vest thereafter	0

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was nil and $31,000, respectively. For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.1 million and $0.3 million, respectively.

As of September 30, 2012, there was no unrecognized share-based compensation expense since they were all vested. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three and nine months ended September 30, 2012 was nil and $8.4 million, respectively. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the three and nine months ended September 30, 2011 was nil and $13.1 million, respectively.

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

A summary of activity for the Class A restricted share units as of and for the nine months ended September 30, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	169	$8.00
Granted	0
Vested	(85)	8.00
Forfeited	(3)	8.00

Unvested at September 30, 2012	81	8.00

Expected to vest thereafter	73	8.00

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $50,000 and $0.2 million, respectively. For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.1 million and $0.4 million, respectively.

As of September 30, 2012, there was $0.1 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates during the three and nine months ended September 30, 2012 was nil and $1.2 million, respectively. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates during the three and nine months ended September 30, 2011 was nil and $1.6 million, respectively.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

i) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

As of September 30, 2012, in addition to the share-based awards granted before Changyou’s initial public offering, Changyou had granted an aggregate of 1,489,200 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the nine months ended September 30, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	865	$12.99
Granted	10	12.11
Vested	(318)	12.67
Forfeited	(2)	17.19

Unvested at September 30, 2012	555	13.15

Expected to vest thereafter	530	13.11

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for the above 1,489,200 Class A restricted share units was $0.6 million and $2.3 million, respectively. For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for the above 1,489,200 Class A restricted share units was $0.7 million and $2.7 million, respectively.

As of September 30, 2012, there was $2.1 million of unrecognized compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested during the three and nine months ended September 30, 2012 was nil and $3.9 million, respectively. The total fair value of Class A restricted share units vested during the three and nine months ended September 30, 2011 was nil and $6.0 million, respectively.

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

A summary of restricted share units to employees of the 17173 Business as of and for the nine months ended September 30, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	50	$17.67
Granted	0
Vested	(5)	17.19
Forfeited	(10)	17.42

Unvested at September 30, 2012	35	17.82

Expected to vest thereafter	35	17.82

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for the above 60,000 Class A restricted share units was $72,000 and $223,000, respectively.

As of September 30, 2012, there was $0.3 million of unrecognized compensation expense related to the unvested Class A restricted share units. The expense is expected to be recognized over a weighted average period of 0.95 years. The total fair value of Class A restricted share units vested during the three and nine months ended September 30, 2012 was nil and $64,000, respectively. The total fair value of Class A restricted share units vested both during the three months and during the nine months ended September 30, 2011 was nil.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of September 30, 2012, Sogou had issued options for the purchase of 23,334,500 ordinary shares.

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

Performance targets were set for the first and second installments of Sogou share options, and the options for those installments accordingly were considered granted on April 1, 2011 and May 1, 2012, respectively. As of September 30, 2012, 11,300,900 share options had been granted, and the first installment had become vested and exercisable because both the service period and the performance requirements had been met. A portion of the vested shares was exercised during the nine months ended September 30, 2012.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	4,767	$0.001
Granted	6,428	0.001
Exercised	(4,652)	0.001
Forfeited or expired	(113)	0.001

Outstanding at September 30, 2012	6,430	0.001	8.79

Vested at September 30, 2012 and expected to vest thereafter	5,333

Exercisable at September 30, 2012	105

For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $1.4 million and $2.4 million. For the three and nine months ended September 30, 2011, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $487,000 and $960,000, respectively.

As of September 30, 2012, there was $1.5 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.27 years.

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

The Company estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In the Company’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. The Company estimated the forfeiture rate to be 1.3% for Sogou management’s and 11.9% for Sogou employees’ share options granted as of September 30, 2012. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of September 30, 2012, Sohu had issued options for the purchase of 8,773,000 Sogou ordinary share options to Sohu management and key employees under this arrangement.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon the service period requirement for management and key employees being met and Sogou’s achievement of the performance target for the corresponding period. The performance target for each installment will be set at the beginning of each period, therefore each installment is considered to be granted at that date. Performance targets were set for the first and second installments of Sogou share options, and the options for those installments accordingly were considered granted, on April 1, 2011 and May 1, 2012, respectively. As of September 30, 2012, 4,354,500 share options had been granted. The first installment had become vested and exercisable because both the service period and the performance requirements had been met. A portion of the vested shares was exercised during the nine months ended September 30, 2012.

A summary of share option activity as of and for the nine months ended September 30, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	2,188	$0.625
Granted	2,161	0.625
Exercised	(2,171)	0.625
Forfeited or expired	(0)

Outstanding at September 30, 2012	2,178	0.625	8.60

Vested at September 30, 2012 and expected to vest thereafter	2,056

Exercisable at September 30, 2012	17

For the three months and the nine months ended September 30, 2012, total share-based compensation expense recognized for share options under the arrangement was $200,000 and $382,000 respectively. For the three and the nine months ended September 30, 2011, total share-based compensation expense recognized for share options under the arrangement was $111,000 and $156,000, respectively.

As of September 30, 2012, there was $245,000 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.25 years.

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

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. The maximum term of any issued share right under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2022. As of September 30, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of September 30, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As of September 30, 2012, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share based compensation expense was recognized.

5) 7Road Share-based Awards

On July 10, 2012, 7Road adopted the 7Road 2012 Share Incentive Plan, which initially provided for the issuance of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the outstanding 7Road shares on a fully-diluted basis) to selected directors, officers, employees, consultants and advisors of 7Road. On November 2, 2012, the number of ordinary shares available for issuance under the 7Road 2012 Share Incentive Plan was increased to 15,100,000 shares. See Note 16 - Subsequent Events. As of September 30, 2012, 2,546,250 restricted share units had been granted under the plan. Such restricted share units will not be vested until 7Road’s completion of a firm commitment underwritten IPO of its shares resulting in a listing on an internationally recognized exchange and the expiration of all underwriters’ lockup periods applicable to the IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized relating to these restricted share units until the completion of an IPO, and hence no share-based compensation expense was recognized for the quarter ended September 30, 2012.

12.	Business Restructuring

Changyou Transactions

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering of 7,500,000 Class A ordinary shares on the NASDAQ Global Select Market, and Sohu sold 9,750,000 Class A ordinary shares of Changyou. Changyou ADSs, each of which represents two Class A ordinary shares, trade on the NASDAQ Global Select Market under the symbol “CYOU.”

After the completion of Changyou’s initial public offering, as Sohu is Changyou’s controlling shareholder, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. For the third quarter of 2012, approximately 32% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements.

Sohu’s Shareholding in Changyou

Shareholding and Control

As of September 30, 2012, Changyou had outstanding a combined total of 105,724,168 Class A and Class B ordinary shares. Shares held by Sohu consist of:

(i)	1,500,000 Class A ordinary shares purchased by Sohu through its wholly-owned subsidiary Sohu.com Limited on the open market during the third quarter of 2011; and

(ii)	70,250,000 Class B ordinary shares held by Sohu through its indirectly wholly-owned subsidiary Sohu Game.

As of September 30, 2012, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire Board of Directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu continued to consolidate Changyou in Sohu’s consolidated financial statements but recognized noncontrolling interest reflecting shares held by shareholders other than Sohu.

Economic Interest

For the third quarter of 2012, Sohu was holding approximately 68% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 32% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the restricted share units granted become vested and settled, and as Sohu purchases Changyou ADSs representing Class A ordinary shares.

Dilutive Impact

As of September 30, 2012, Changyou had outstanding a combined total of 1,337,754 Class A and Class B restricted ordinary shares and restricted share units.

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

Sohu’s Shareholding in Sogou

Shareholding and Control

As of September 30, 2012, Sogou had outstanding a combined total of 220,639,750 ordinary shares and Series A Preferred Shares, consisting of:

(i)	137,042,000 ordinary shares held by Sohu;

(ii)	24,000,000 Series A Preferred Shares held by Sohu;

(iii)	14,400,000 Series A Preferred Shares held by China Web;

(iv)	38,400,000 Series A Preferred Shares held by Photon; and

(v)	6,797,750 ordinary shares held by certain employees of Sogou and Sohu.

As of September 30, 2012, Sohu held 73% of the combined total of Sogou’s outstanding ordinary shares and Series A Preferred Shares. As Sogou’s controlling shareholder, Sohu consolidates Sogou in Sohu’s consolidated financial statements but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu.

Dilutive Impact

As of September 30, 2012, a portion of the vested share options had been exercised. Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, the Sogou shares underlying share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on Sohu’s basic net income per share. Unvested share options with the performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on Sohu’s dilutive net income per share. See Note 15 - Net Income per Share.

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

7Road Transactions

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

On June 21, 2012, 7Road’s Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the outstanding ordinary shares of 7Road, in order to increase the number of ordinary shares available for issuance as equity incentives to employees, directors and consultants of 7Road without dilution of the other shareholders of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

On September 26, 2012, 7Road submitted on a confidential basis to the SEC a draft registration statement for a possible IPO of ADSs representing ordinary shares of 7Road.

13.	Mezzanine Equity

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

In the third quarter of 2012, Changyou’s management estimated that, based on 7Road’s performance in the first three quarters of 2012, 7Road will likely exceed the specified performance milestones set forth in the acquisition agreement, and accordingly increased the estimated redemption value of the noncontrolling interests in 7Road. The increase in the redemption value was recognized over the period from the date of the 7Road acquisition to the earliest exercise date of the put right as net income attributable to mezzanine classified noncontrolling interests.

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011, noncontrolling interest in the consolidated balance sheets was $205.3 million and $210.6 million, respectively.

	As of
	September 30, 2012 (in thousands)	December 31, 2011 (in thousands)
Changyou	$176,931	$163,704
Sogou	26,208	44,710
Others	2,191	2,232

Total	$205,330	$210,646

Noncontrolling Interest of Changyou

As of September 30, 2012 and December 31, 2011, $176.9 million and $163.7 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 32% and a 30%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of September 30, 2012 and December 31, 2011, $26.2 million and $44.7 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expenses, along with these shareholders’ investments in the Series A Preferred Shares issued by Sogou.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2012, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $21.1 million and $57.6 million, respectively, compared with $16.4 million and $43.7 million, respectively, for the three months and nine months ended September 30, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Changyou	$23,410	$16,372	$65,425	$49,193
Sogou	(2,232)	(41)	(7,780)	(5,445)
Others	(32)	75	(27)	0

Total	$21,146	$16,406	$57,618	$43,748

Noncontrolling Interest of Changyou

For the three months ended September 30, 2012 and 2011, $23.4 million and $16.4 million, respectively, in net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing a 32% and a 31%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended September 30, 2012 and 2011, $2,232,000 and $41,000, respectively, in net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

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

For the third quarter of 2012, the percentage used for the calculation of basic and dilutive net income per share was 68% and 67%, respectively. In the calculation of Sohu’s diluted net income per share, all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease from 68% to 67%. As a result, Changyou’s net income attributable to Sohu on a diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

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

In the calculation of Sohu’s basic net income per share, Sogou’s net income /(loss) attributable to Sohu is determined according to the Sogou Series A Terms, the terms of the restructuring and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba. For the third quarter of 2012, in the calculation of Sohu’s diluted net income per share, assuming a dilutive effect, the percentage of 73% was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The above difference is presented as “incremental dilution from Sogou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Sohu.com Inc., basic	$25,881	$46,812	$61,771	$135,885
Effect of dilutive securities:
Incremental dilution from Changyou	(510)	(1,532)	(1,945)	(5,166)
Incremental dilution from Sogou	(1,356)	(26)	(4,813)	(3,436)

Net income attributable to Sohu.com Inc., diluted	$24,015	$45,254	$55,013	$127,283

Denominator:
Weighted average basic common shares outstanding	38,022	38,298	38,036	38,262
Effect of dilutive securities:
Share options and restricted share units	322	546	356	562

Weighted average diluted common shares outstanding	38,344	38,844	38,392	38,824

Basic net income per share attributable to Sohu.com Inc.	$0.68	$1.22	$1.63	$3.55

Diluted net income per share attributable to Sohu.com Inc.	$0.63	$1.17	$1.44	$3.28

16.	Subsequent Events

On November 2, 2012, the Board of Directors and the shareholders of 7Road approved an increase from 5,100,000 to 15,100,000 ordinary shares (amounting to 13.7% of the outstanding 7Road shares on a fully-diluted basis) in the number of ordinary shares available for issuance from time to time to selected directors, officers, employees, consultants and advisors of 7Road under its 2012 Share Incentive Plan.

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

17.	Recently Issued Accounting Pronouncements

In July 2012, the FASB issued revised guidance on “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised guidance applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. Under the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform a quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass a qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Tu Xing Tian Xia Information Consultancy Co., Ltd. (“Tu Xing Tian Xia”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Beijing 17173 Network Technology Co., Ltd. (“17173 Network”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Changyou.com Webgame (HK) Limited (“Changyou HK Webgame”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”) , Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend” ,“believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language Web properties, and we developed and operate one of the most popular massively multiplayer online games and two popular Web games in China. Substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

Our businesses consist of the online advertising business, which consists of the brand advertising business as well as the search and others business, the online game business, the wireless business and the others business, among which online advertising and online games are our core businesses.

Factors and Trends Affecting our Business

The Internet and Internet-related markets in China continued to evolve rapidly during 2012. According to a semiannual report issued by the China Internet Network Information Center (“CNNIC”), the total number of Internet users in China had reached 538 million by the end of June 2012, an increase of 24.5 million from the end of 2011. The number of mobile Internet users in China had reached 388 million by the end of June 2012, an increase of 32.7 million from the end of 2011, and exceeding the 380 million desktop computer Internet users as of June 2012. Mobile Internet is becoming the top channel for Internet users to access Websites in China. We believe that this large and expanding user base will continue to provide significant opportunities for our company to expand our product offerings and to explore new revenue streams.

However, China’s economy has been experiencing decelerating growth recently, with the result that many large advertisers were cautious regarding their spending on advertising in the face of this economy uncertainty. At the same time, we have been facing fierce competition arising from existing and new Internet companies, which have been seizing advertising market share. We have noted that this macro-economic environment and increased competition has had some adverse impact on our brand advertising business.

In China, online video is a popular Internet application, with over 350 million users as of June 30, 2012 according to the semiannual report issued by CNNIC. We expect that brand in the future will continue to allocate more advertising dollars to online video in order to exploit this growing market, but we are uncertain as to when such an increased allocation will occur, or how large it might be. The market prices of online video content are becoming relatively stable after a significant decline in prior months. During the third quarter of 2012, our strategic plan of building a dedicated sales team was well on track, and our video direct account sales team was in place. Also, we set up a video agency sales team during quarter. We are optimistic about the prospects of our online video business, and expect this business to resume on a growth track during the fourth quarter of 2012.

In the third quarter, our search and others business continued to grow, which was attributable to the growth of pay-for-click services, as well as online marketing services on Sogou Web Directory. We expect our search and others business will sustain healthy revenue growth through the remainder of 2012.

We continue to be pleased with, and optimistic regarding, the growth and profitability of our online games business. We believe that our strong performance in the third quarter reflects the resilience of the online games industry in China despite the weakening global macroeconomic environment and economic slowdown in China, and that it also reflects the ongoing strength of our online games content and our successful expansion into other fast-growing segments of the industry, such as web games.

We believe, as discussed above, that there are significant opportunities to explore new revenue streams related to the mobile Internet market. Our wireless business faces a challenge in this regard, as we will need to catch up with our peer competitors with respect to penetration of new mobile applications and features.

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

Search and Others Business

Our search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), primarily offers customers pay-for-click services, as well as online marketing services on Sogou Web Directory.

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

For the third quarter of 2012, more than 71% of the revenues of our online game business were derived from TLBB. Changyou’s online game revenues were $151.1 million, which represented 53% of our total revenues for the quarter. Net income contributed by Changyou for the quarter was $77.4 million, which represented 150% of our total net income. We depend on Changyou for a significant portion of our revenues, net income, and operating cash flow.

Wireless Business

Our wireless business offers mobile related services through different types of wireless products to mobile phone users. The mobile related services consist of the provision of content such as news, weather forecasts, chatting, entertainment information, mobile games, mobile phone ringtones, logo downloads and video content downloads. A majority of the content is purchased from third party content providers. The wireless products mainly consist of short messaging services (“SMS”), interactive voice response (“IVR”), mobile games and Ring Back Tone (“RBT”).

Others Business

Our others business primarily includes sub-licensing of licensed video content to third parties, offering cinema advertisement slots to be shown in theaters before the screening of movies, and offering Internet value-added services (“IVAS”) with respect to Web games developed by third-party developers under revenue sharing arrangements with third-party developers.

Business Restructuring

Initial Public Offering of Changyou

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, as we are Changyou’s controlling shareholder, we continue to consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting shares held by shareholders other than us. For the third quarter of 2012, approximately 32% of the economic interest in Changyou was recognized as noncontrolling interest in our consolidated financial statements.

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per American depositary share (“ADS”) and a total of $201 million. On September 21, 2012, Changyou paid out this special cash dividend, of which $136 million was paid to and received by Sohu.

We have entered into agreements with Changyou with respect to various interim and ongoing relationships between us, including a Master Transaction Agreement, a Revised Non-Competition Agreement, and an Amended and Restated Marketing Services Agreement. These agreements contain provisions which, among other things, relate to the transfer of assets and assumption of liabilities of the massively multiplayer online role-playing game (“MMORPG,” which is a subset of the MMOG category) business, provide cross-indemnification between us and Changyou for liabilities arising from our respective businesses and mutually limit us and Changyou from competing in certain aspects of each other’s businesses, and also include a number of ongoing commercial relationships.

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

On June 29, 2012, Sohu purchased the 24.0 million Sogou Series A Preferred Shares held by Alibaba for fixed cash consideration of $25.8 million. After the purchase of these shares, we held 73% of the combined total of Sogou’s outstanding ordinary shares and Series A Preferred Shares. As we are Sogou’s controlling shareholder, we continue to consolidate Sogou in our consolidated financial statements, but recognize noncontrolling interest reflecting shares held by shareholders other than us.

17173 Transaction

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, we closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”), a leading game information portal in China, for fixed cash consideration of $162.5 million. In payment of part of the consideration, Changyou.com HK Limited delivered to Sohu.com Limited a promissory note in the amount of $16 million due on November 30, 2012. In connection with this transaction, we and Changyou revised the Non-Competition Agreement between us to provide our agreement not to compete with Changyou in the 17173 Business for a period of five years following the closing of Changyou’s acquisition of the 17173 Business and to remove the prior prohibition on Changyou’s competing with us in the 17173 Business. After the closing of the sale, we continued to consolidate the results of operations of the 17173 Business in our consolidated financial statements.

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

7Road Transactions

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

On June 21, 2012, 7Road’s Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the outstanding ordinary shares of 7Road, in order to increase the number of ordinary shares available for issuance as equity incentives to employees, directors and consultants of 7Road without dilution of the other shareholders of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

On September 26, 2012, 7Road submitted on a confidential basis to the SEC a draft registration statement for a possible initial public offering (“IPO”) of ADSs representing ordinary shares of 7Road.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified below the accounting policies that reflect our more significant estimates and judgments, and those that we believe are the most critical to fully understanding and evaluating our consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”). All intercompany transactions are eliminated.

We have adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. Our management made evaluations of the relationships between us and its VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Sohu Group controls the shareholders’ voting interests in the VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its VIEs. As a result, we consolidate all of its VIEs in its consolidated financial statements.

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

Before September 1, 2012, our online advertising revenues were subject to PRC business tax (“Business Tax”). Our online advertising revenues were recognized after deducting agent rebates and applicable Business Tax and related surcharges. Business Tax is imposed primarily on revenues from the provision of taxable services and is calculated by multiplying the applicable tax rate by gross revenue.

Effective September 1, 2012, the PRC Ministry of Finance and the State Administration of Taxation launched a Business Tax to Value Added Tax Transformation Pilot Program (the “Pilot Program”) for certain industries in eight regions, including Beijing and Tianjin. Value Added Tax (“VAT”) payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. Hence, the amount of VAT payable does not result directly from output VAT generated from goods sold or taxable labor services provided. With the adoption of Pilot Program, our online advertising revenues are subject to VAT. Our online advertising revenues are now recognized after deducting agent rebates and net of VAT and related surcharges.

Brand Advertising Revenues

Business Model

Currently the brand advertising business has two main types of pricing models, consisting of the Fixed Price Model and the Cost Per Impression (“CPM”) pricing model. We apply the Fixed Price Model for a majority of our brand advertising revenues. Under the Fixed Price Model, a contract is signed to establish a fixed price for the advertising services to be provided. Under the CPM pricing model, the total contract amount for the advertising services is not fixed. Instead, a fixed price for each qualifying display is stated. Advertisers using the CPM pricing model pay us based on the number of qualifying displays of their advertisements appear on our Websites, and we recognize as revenue the fees charged to advertisers each time their advertisements are displayed on the Websites, on the condition that each display meets certain selected criteria imposed by advertisers. We provide advertisement placements to our advertisers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, rich media, pre-roll and post-roll video screens, pause video screens and content integration, as specified in the contracts with the advertisers.

Revenue recognition and basis of revenue presentation

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

We recognize gross revenue for the amount of fees we receive from our advertisers. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factor is whether we are acting as the principal in offering services to the customer or we are acting as an agent in the transaction. For the brand advertising business, we recognize net revenue for the transactions where we act as an agent. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement.

Search and Others Revenues

Search and others services mainly include pay-for-click services, as well as online marketing services on Sogou Web Directory.

Pay-for-click services

Pay-for-click services mainly consist of search query-based and contextual online marketing services. Search query-based online marketing services are keyword-based marketing services. Our auction-based system enables advertisers, on a real time basis, to bid on keywords that trigger the display of their Website links on Sogou search result pages. The display priority of advertiser Website links is based on both the price bid on the keyword and the quality factor of an advertiser’s Website link for that search query. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links.

Contextual online marketing services enable our advertisers’ promotional links to be displayed on Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages.

Online marketing services on Sogou Web Directory

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

Sogou Website Alliance

Both pay-for-click services and online marketing services on Sogou Web Directory involve the Sogou Website Alliance. The Sogou Website Alliance is a program through which we expand distribution of our advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. Payments made to Sogou Website Alliance members are included in cost of search and others revenues as traffic acquisition costs. We pay Sogou Website Alliance members either based on revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or based on a pre-agreed unit price.

Basis of revenue presentation

We recognize gross revenue for the amount of fees we receive from our advertisers. Determining whether revenue should be reported gross or net is based on an assessment of various factors, the primary factor is whether we are acting as the principal in offering services to the customer or we are acting as an agent in the transaction. For pay-for-click services, we recognize gross revenue, as we have the primary responsibility for fulfillment and acceptability. As there is no revenue sharing for online marketing services on Sogou Web Directory, there is no need to make a gross versus net judgment. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement.

Online Game Revenues

Our online game revenues are generated from MMOG operations revenues, Web game revenues and overseas licensing revenues.

MMOG operations revenues

Revenues are recorded net of applicable Business Tax, discounts and rebates to distributors.

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

7Road’s joint operation arrangements with third parties provide for two revenue streams, an initial fixed license fee and monthly joint operation revenue sharing. Since 7Road is required to provide when-and-if-available upgrades to the joint operators over the joint operation period, the initial license fee is recognized ratably as revenue over the contract period. Since the third-party operator is the party that signs the user agreement with its users and is responsible for its users’ experience on its Websites or platforms, 7Road does not have the primary responsibility for fulfillment and acceptability of the game services and is not considered a principal in the transactions with the users, and therefore recognizes revenues on a net basis.

For arrangements where 7Road’s games are hosted on third-party joint operator’s servers, revenues are recognized upon the conversion of the virtual currency of the joint operator into 7Road’s game coins or, if such operator does not have its own virtual currency, upon payment by the game players for the purchase of 7Road’s game coins through such joint operator’s Website and game platform. However, when 7Road also provides server hosting services to its joint operators for its games, revenues are allocated to two separate elements, including (i) the game and related service element and (ii) the hosting service element. Revenues allocated to the game and related service element are recognized upon conversion by game players of the joint operator’s virtual currency into 7Road’s game coins or payment by game players for 7Road’s game coins through such operator’s Website and game platform. Revenues allocated to the hosting service element are recognized over the implicit service period during which 7Road is obligated to provide access to the server for the game players to be able to consume their virtual items. Accordingly, for consumable virtual items, revenues are recognized when the virtual items are consumed or over the predetermined period of use, or benefit period, and for perpetual virtual items revenues are recognized over the estimated average period the game players play 7Road’s games.

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

Wireless Revenues

Our wireless revenues are generated from the provision of mobile-related services through different types of wireless products to mobile phone users. The wireless products mainly consist of SMS, IVR, mobile games and RBT. In order to deliver our products to mobile phone users, we sign contracts with China Mobile Communications Corporation (“China Mobile”), China United Network Communication Group Company Limited (“China Unicom”), China Telecom Corporation (“China Telecom”) and their subsidiaries, as well as other small mobile network operators. We refer to these mobile network operators, collectively, as the “China mobile network operators.” The China mobile network operators charge their users wireless service fees on a monthly or per message /download basis, and pay us service fees after deducting the China mobile network operators’ share of the fees.

Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. For the amount of revenues to be recognized, we rely on billing confirmations issued by the China mobile network operators. If at the end of each reporting period, an operator has not yet issued such billing confirmations, we estimate the amount of collectable wireless service fees and recognize revenue. When we later receive billing confirmations, we record a true-up accounting adjustment. For the three months ended September 30, 2012, 70% of our estimated wireless revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, to us.

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

Revenue from cinema advertising is recognized when all the recognition criteria are met. Depending on the terms of a customer contract, fees for services performed can be recognized according to two principal methods, which are the proportional performance method and the straight-line method. Under the proportional performance method, fees are generally recognized based on a percentage of the advertising slots actually delivered where the fee is earned on a per-advertising slot placement basis. Under the straight-line method, fees are recognized on a straight-line basis over the contract period when the fee is not paid based on the number of advertising slots actually delivered.

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

Under revenue sharing agreements signed with third-party developers, we collect payments from the end users for items sold, keep a pre-agreed percentage of the proceeds and remit the balance to the third-party developers. Revenue from IVAS is recognized when our obligations under the agreements and all other revenue recognition criteria have been met.

Share-based Compensation Expense

Sohu, Changyou, Sogou, Sohu Video and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees. Share-based compensation expense is recognized as costs and /or expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates.

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

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan which provided for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of September 30, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As of September 30, 2012, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options had occurred for purposes of ASC 718 and hence no share based compensation expense was recognized.

On July 10, 2012, 7Road adopted a 2012 Share Incentive Plan (the “7Road 2012 Share Incentive Plan”), which initially provided for the issuance of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the outstanding 7Road shares on a fully-diluted basis) to selected directors, officers, employees, consultants and advisors of 7Road. On November 2, 2012, 7Road’s Board of Directors and its shareholders approved an increase from 5,100,000 to 15,100,000 ordinary shares (amounting to 13.7% of the outstanding 7Road shares on a fully-diluted basis) in the number of ordinary shares available for issuance from time to time to selected directors, officers, employees, consultants and advisors of 7Road under its 2012 Share Incentive Plan. As of September 30, 2012, 2,546,250 restricted share units had been granted under the plan. Such restricted share units will not be vested until 7Road’s completion of a firm commitment underwritten IPO of its shares resulting in a listing on an internationally recognized exchange and the expiration of all underwriters’ lockup periods applicable to the IPO. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized relating to these restricted share units until the completion of an IPO, and hence no share-based compensation expense was recognized for the quarter ended September 30, 2012.

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

Taxation

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

In 2012, Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to distribute all of its 2012 earnings to its overseas parent company, Changyou.com HK Limited (“Changyou HK”). Based on an assessment performed pursuant to requirements specified by PRC tax authorities, Changyou concluded that it was more likely than not that such distribution would be subject to 5% withholding tax. For the nine months ended September 30, 2012, Changyou accrued deferred tax liabilities in the amount of $8.7 million for withholding taxes associated with this distribution plan.

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

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, a pilot program for transition from the imposition of Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Our brand advertising and search revenues are subject to this program.

Business Tax had been imposed primarily on revenues from the provision of taxable services, assignments of intangible assets and transfers of real estate. Prior to the implementation of the pilot program, our Business Tax rate, which varies depending upon the nature of the revenues being taxed, generally ranged from 3% to 5%.

VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. Before the implementation of the pilot program, we were mainly subject to a small amount of VAT for revenues of Changyou’s subsidiary 7Road that are deemed for PRC tax purposes to be derived from the sale of software. VAT has been imposed on those 7Road revenues at a rate of 17%, with a 14% immediate tax refund, resulting in a net rate of 3%. With the implementation of the pilot program, in addition to the revenues currently subject to VAT, our brand advertising and search revenues are in the scope of the pilot program and are now subject to VAT at a rate of 6%.

Under ASC 605-45, the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision determined by management. As VAT imposed on brand adverting and search revenues and VAT imposed on 7Road’s revenues from the sale of software are considered as substantially different in nature, we determined that it is reasonable to apply the guidance separately for these two types of VAT. The basis for this determination is that VAT payable on brand advertising and search revenues is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier), which is a component of our costs for providing the brand advertising and search services. On the other hand, VAT payable by 7Road is in effect at 3% of the applicable revenues from the sale of software, irrespective of the availability of any input VAT, under preferential VAT treatment provided to 7Road by the local tax bureau. In this regard, we believe the VAT payable by 7Road is more akin to a sales tax than typical VAT. As a result, we adopted the net presentation method for our brand advertising and search businesses both before and after the implementation of the pilot program, and for the revenues of 7Road deemed to be derived from the sale of software, we adopted the gross presentation method before and after the implementation of the pilot program.

The implementation of the pilot program has not had a significant impact on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2012.

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

Fair Value of Financial Instruments

Our financial instruments include cash equivalents, restricted time deposits, short-term investments, accounts receivable, investments in debt securities, prepaid and other current assets, accounts payable, short-term bank loans, accrued liabilities, receipts in advance and deferred revenue, other short-term liabilities and long-term bank loans. The carrying amount of accounts receivable, prepaid and other current assets, accounts payable, receipts in advance and deferred revenue, accrued liabilities and other short-term liabilities approximates their fair value. Other financial instruments are measured at their respective fair values. For fair value measurements, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Restricted time deposits - Changyou offshore bridge loans from banks, secured by time deposits

In the third quarter of 2012, Changyou drew down offshore bridge loans from branches of certain banks for the purposes of expediting the payment of the special one-time cash dividend to its shareholders and providing working capital to support its overseas operations. All of these bridge loans were secured by an equivalent or greater amount in RMB deposits by Changyou in the onshore branches of such banks.

The offshore bridge loans from the branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their payment terms. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets. Restricted time deposits are valued based on the prevailing interest rates in the market. The rates of interest under the loan agreements with the lending banks were also determined based on the prevailing interest rates in the market. We classify the valuation techniques that use these inputs as Level 2 of fair value measurements of offshore bridge loans from banks.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on our historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in our business model is determined by our management. An impairment loss would be recorded if we determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

We noted that prices for purchased video content decreased significantly in the second quarter of 2012. We considered this is an indicator of impairment, and accordingly we performed an impairment test for our purchased video content at the asset group level. We divided purchased video content into seven asset groups, consisting of TV series, Pay Channel, Overseas Content, Movies, Animations, Variety shows, and Documentary films. We tested the recoverability of the carrying values of these asset groups by comparing their carrying amounts to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset groups. If the carrying amount of an asset group was determined to not be recoverable, an impairment loss was recognized, measured by comparing the carrying value of the asset group to the asset group’s fair value. The fair values of the purchased video content were estimated using the discounted cash flow method. The impairment losses were allocated only to the purchased video content within the asset group, since the carrying amount of other long-lived assets within the asset group was considered to be already below their fair value.

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

Contingent Consideration

Our contingent consideration primarily consisted of contingent payments generated from the acquisition of 7Road. The acquisition of 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the future financial performance of 7Road through December 31, 2012. The fair value of the contingent consideration recognized on the acquisition date was estimated using the income approach. As of September 30, 2012, certain specified performance milestones in 2012 had been achieved by 7Road based on its nine months’ financial performance, and we recorded consideration payable of $19.7 million in other accrued liabilities. Changes in fair value of the contingent consideration were recognized in other income /(expense). There are no indemnification assets involved.

Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. Effective from June 26, 2012, Shenzhen 7Road was reorganized into a Cayman Islands holding company structure where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgame (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. For purposes of clarity, as the reorganization did not result in any change in the ultimate beneficial ownership of Shenzhen 7Road’s business, assets and results of operations, when we discuss 7Road and Shenzhen 7Road in this report, we treat the reorganization as if it had been effective upon Changyou’s acquisition of 68.258% of the equity interests in Shenzhen 7Road.

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

In the third quarter of 2012, Changyou’s management estimated that, based on 7Road’s performance in the nine months of 2012, 7Road will likely to exceed the specified performance milestones set forth in the acquisition agreement, and accordingly increased the estimated redemption value of the noncontrolling interests in 7Road. The increase in the redemption value was recognized over the period from the date of the 7Road acquisition to the earliest exercise date of the put right as net income attributable to mezzanine-classified noncontrolling interests.

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

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of our subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of our subsidiaries and VIEs in the PRC, the United Kingdom, Malaysia and Korea are the national currencies of those counties.

Foreign Currency Translation

Assets and liabilities of our China-based subsidiaries and VIEs, the United Kingdom, Malaysia and Korea are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in our consolidated balance sheets.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Commencing January 1, 2012, as the video division has grown significantly and business departments have been defined through the restructuring process to become more self-sustainable, compensation and benefits expenses have been allocated to the respective business departments to properly reflect the operating results of the video division. The video division’s compensation and benefits expenses were classified as cost of revenues, product development, sales and marketing and general and administrative expenses, respectively, based on the nature of the related employees’ roles and responsibilities. To conform to current period presentations, the relevant amounts for prior periods have been changed accordingly. The change from cost of revenues to operating expenses was not material to historical periods, and amounted to $1.4 million and $2.9 million for the three and the nine months ended September 30, 2011.

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

Commencing January 1, 2012, in order to enhance comparability with industry peers, all traffic acquisition costs were recorded in cost of revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $2.0 million and $5.9 million for the three and the nine months ended September 30, 2011.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011		2012 vs 2011	2012		2011		2012 vs 2011
Revenues
Online advertising:
Brand advertising	$77,874	27%	$76,572	33%	$1,302	$208,154	27%	$201,453	33%	$6,701
Search and others	35,284	12%	18,410	8%	16,874	85,684	11%	40,002	7%	45,682

Subtotal of online advertising revenues	113,158	39%	94,982	41%	18,176	293,838	38%	241,455	40%	52,383

Online game	151,093	54%	115,798	50%	35,295	415,711	54%	312,259	52%	103,452
Wireless	14,312	5%	14,210	6%	102	43,261	6%	37,559	6%	5,702
Others	6,815	2%	7,870	3%	(1,055)	14,899	2%	14,661	2%	238

Total revenues	$285,378	100%	$232,860	100%	$52,518	$767,709	100%	$605,934	100%	$161,775

Total revenues were $285.4 million and $767.7 million, respectively, for the three and nine months ended September 30, 2012, compared to $232.9 million and $605.9 million, respectively, for the corresponding periods in 2011. The increase in total revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $52.5 million, and the increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $161.8 million. The increases were mainly attributable to increases in online game revenues and search and others revenues.

Online Advertising Revenues

Online advertising revenues were $113.2 million and $293.8 million, respectively, for the three and nine months ended September 30, 2012, compared to $95.0 million and $241.5 million, respectively, for the corresponding periods in 2011. The increase in online advertising revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $18.2 million, and the increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $52.3 million. The increases were mainly attributable to increases in search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $77.9 million and $208.2 million, respectively, for the three and nine months ended September 30, 2012, compared to $76.6 million and $201.5 million, respectively, for the corresponding periods in 2011. The increase in brand advertising revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $1.3 million, and the increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $6.7 million. The increases were mainly attributable to increases in revenues from the sectors of fast-moving consumer goods, online game and transportation.

We expect brand advertising revenues to increase modestly in the fourth quarter of 2012, compared to the third quarter of 2012.

Search and Others Revenues

Search and others revenues were $35.3 million and $85.7 million, respectively, for the three and nine months ended September 30, 2012, compared to $18.4 million and $40.0 million, respectively, for the corresponding periods in 2011. The increase in search and others revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $16.9 million, and the increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $45.7 million. The increases were mainly due to increased traffic and improved monetization of traffic.

We expect search and others revenues to increase modestly in the fourth quarter of 2012, compared to the third quarter of 2012.

Online Game Revenues

Online game revenues were $151.1 million and $415.7 million, respectively, for the three and nine months ended September 30, 2012, compared to $115.8 million and $312.3 million, respectively, for the corresponding periods in 2011. The increase in online game revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $35.3 million, and the increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $103.4 million.

The increases were mainly due to the ongoing popularity of Changyou’s flagship game TLBB, the increase in average revenue per active paying account for Changyou’s MMOGs, and the growth of Wartune in China. For the three months ended September 30, 2012, average revenue per active paying account of Changyou’s MMOGs in China increased by 46% to RMB319, from RMB218 for the three months ended September 30, 2011.

We expect online game revenues to increase in the fourth quarter of 2012, compared to the third quarter of 2012.

Wireless Revenues

Wireless revenues were $14.3 million and $43.3 million, respectively, for the three and nine months ended September 30, 2012, compared to $14.2 million and $37.6 million, respectively, for the corresponding periods in 2011. The increase in wireless revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $0.1 million, and the increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $5.7 million. The latter was mainly due to enhanced product distribution programs.

We expect wireless revenues to decrease slightly for the fourth quarter of 2012, compared to the third quarter of 2012.

Others Revenues

Revenues for other services were $6.8 million and $14.9 million, respectively, for the three and nine months ended September 30, 2012, compared to $7.9 million and $14.7 million, respectively, for the corresponding periods in 2011. The decrease in other revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $1.1 million. The decrease was mainly due to decreased revenues from sub-licensing of licensed video content and cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011		2012 vs 2011	2012		2011		2012 vs 2011
Cost of revenues:
Online advertising:
Brand advertising	$37,476	39%	$30,221	44%	$7,255	$125,331	45%	$76,942	46%	$48,389
Search and others	19,736	20%	9,478	14%	10,258	49,056	18%	24,365	14%	24,691

Subtotal of cost of online advertising revenues	57,212	59%	39,699	58%	17,513	174,387	63%	101,307	60%	73,080

Online game	21,026	22%	14,578	22%	6,448	55,735	20%	33,496	20%	22,239
Wireless	9,474	10%	8,727	13%	747	28,535	10%	22,728	13%	5,807
Others	9,037	9%	4,469	7%	4,568	17,458	7%	11,359	7%	6,099

Total cost of revenues	$96,749	100%	$67,473	100%	$29,276	$276,115	100%	$168,890	100%	$107,225

Total cost of revenues was $96.7 million and $276.1 million, respectively, for the three and nine months ended September 30, 2012, compared to $67.5million and $168.9 million, respectively, for the corresponding periods in 2011. The increase in cost of revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $29.2 million, and the increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $107.2 million. The increases were mainly attributable to increases in cost of brand advertising revenues and cost of search and others revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $57.2 million and $174.4 million, respectively, for the three and nine months ended September 30, 2012, compared to $39.7 million and $101.3 million, respectively, for the corresponding periods in 2011. The increase in cost of online advertising revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $17.5 million, and the increase was mainly attributable to increase in cost of search and others revenues. The increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $73.1 million, and the increase was mainly attributable to increase in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs (including amortization of licensed video content and impairment of purchased video content), bandwidth leasing costs, salary and benefits expenses, depreciation expenses and revenue sharing payments.

Cost of brand advertising revenues was $37.5 million and $125.3 million, respectively, for the three and nine months ended September 30, 2012, compared to $30.2 million and $76.9 million, respectively, for the corresponding periods in 2011.

The increase in cost of brand advertising revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $7.3 million. The increase mainly consisted of a 2.2 million increase in amortization of licensed video content, a $2.0 million increase in bandwidth leasing costs, and a $1.1 million increase in salary and benefits expenses.

The increase in cost of brand advertising revenues from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $48.4 million. The increase mainly consisted of a $15.6 million increase in amortization of licensed video content, a $15.1 million increase in impairment of purchased video content, an $8.8 million increase in bandwidth leasing costs, and a $2.8 million increase in salary and benefits expenses.

Our brand advertising gross margin was 52% and 40%, respectively, for the three and nine months ended September 30, 2012, as compared to 61% and 62%, respectively, for the corresponding periods in 2011. The decrease in our brand advertising gross margin for the three months ended September 30, 2012 was mainly due to increase in content and bandwidth costs. The decrease for the nine months ended September 30, 2012 was mainly due to increases in content and bandwidth costs and the impairment of purchased video content.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, depreciation expenses, bandwidth leasing costs, as well as salary and benefits expenses.

Cost of search and others revenues was $19.7 million and $49.1 million, respectively, for the three and nine months ended September 30, 2012, compared to $9.5 million and $24.4 million, respectively, for the corresponding periods in 2011.

The increase in cost of search and others revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $10.2 million. The increase mainly consisted of a $7.9 million increase in traffic acquisition costs, a $1.3 million increase in depreciation expenses, a $0.6 million increase in salary and benefits expenses and a $0.4 million increase in bandwidth leasing costs, along with increased traffic volume.

The increase in cost of search and others revenues from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $24.7 million. The increase mainly consisted of an $18.8 million increase in traffic acquisition costs, a $3.1 million increase in depreciation expenses, a $1.5 million increase in salary and benefits expenses and a $1.2 million increase in bandwidth leasing costs, along with increased traffic volume.

Our search and others gross margin was 44% and 43%, respectively, for the three and nine months ended September 30, 2012, as compared to 49% and 39%, respectively, for the corresponding periods in 2011. The decrease in our search and others gross margin for the three months ended September 30, 2012 was mainly due to higher traffic acquisition costs. The increase for the nine months ended September 30, 2012 was mainly due to higher revenues from online marketing services on Sogou Web Directory.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing costs, depreciation expenses, revenue-based royalty payments to game developers, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs, and amortization of licensing fees.

Cost of online game revenues was $21.0 million and $55.7 million, respectively, for the three and nine months ended September 30, 2012, compared to $14.6 million and $33.5 million, respectively, for the corresponding periods in 2011.

The increase in cost of online game revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $6.4 million. The increase mainly consisted of a $3.0 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $1.7 million increase in depreciation and amortization expenses and a $0.6 million increase in bandwidth leasing costs.

The increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $22.2 million. The increase mainly consisted of a $7.4 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $5.9 million increase in depreciation and amortization expenses and a $4.1 million increase in bandwidth leasing costs.

Our online game gross margin was 86% and 87%, respectively, for the three and nine months ended September 30, 2012, as compared to 87% and 89%, respectively, for the corresponding periods in 2011. The decreases in our online game gross margin were mainly due to an increase in headcount and related salaries and benefits expenses, as well as higher bandwidth and server costs as Changyou operated a larger portfolio of online games.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of revenue sharing with partners, collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of wireless revenues was $9.5 million and $28.5 million, respectively, for the three and nine months ended September 30, 2012, compared to $8.7 million and $22.7 million, respectively, for the corresponding periods in 2011. The increase in cost of wireless revenues from the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2012 was $0.8 million and $5.8 million, respectively. The increases were mainly due to increased revenue sharing with partners.

The collection charges and transmission fees vary between China mobile network operators. The collection charges and transmission fees mainly included (i) a gateway fee of $0.008 to $0.032 per message in the third quarter of 2012, and $0.005 to $0.031 per message, depending on the volume of the monthly total wireless messages, in the third quarter of 2011 and (ii) a collection fee of 15% to 87% of total fees collected by China mobile network operators from mobile phone users (with the residual paid to us) in both the third quarter of 2012 and 2011.

Our wireless gross margin was both 34% for the three and nine months ended September 30, 2012, as compared to 39% for both of the corresponding periods in 2011. The decreases in our wireless gross margin were mainly due to increased revenue sharing with partners.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots.

Cost of revenues for other services was $9.0 million and $17.5 million, respectively, for the three and nine months ended September 30, 2012, compared to $4.5 million and $11.4 million, respectively, for the corresponding periods in 2011. The increase in cost of revenues for other services from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $4.5 million, and the increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $6.1 million. The increases were mainly due to long-lived assets impairment costs for our cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011		2012 vs 2011	2012		2011		2012 vs 2011
Operating expenses:
Product development	$46,994	38%	$28,943	32%	$18,051	$128,927	39%	$78,005	34%	$50,922
Sales and marketing	58,250	47%	47,150	51%	11,100	145,903	43%	112,275	48%	33,628
General and administrative	19,666	15%	15,686	17%	3,980	54,968	17%	41,000	18%	13,968
Impairment of intangible assets via acquisition of businesses	0	0%	0	0%	0	2,906	1%	0	0%	2,906

Total operating expenses	$124,910	100%	$91,779	100%	$33,131	$332,704	100%	$231,280	100%	$101,424

Total operating expenses were $124.9 million and $332.7 million, respectively, for the three and nine months ended September 30, 2012, compared to $91.8 million and $231.3 million, respectively, for the corresponding periods in 2011. The increase in operating expenses from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $33.1 million, and the increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $101.4 million. The increases were mainly attributable to increases in product development expenses and sales and marketing expenses.

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

Product development expenses were $47.0 million and $128.9 million, respectively, for the three and nine months ended September 30, 2012, compared to $28.9 million and $78.0 million, respectively, for the corresponding periods in 2011.

The increase in product development expenses from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $18.1 million. The increase mainly consisted of a $14.7 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, and a $1.0 million increase in travel expenses.

The increase in product development expenses from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $50.9 million. The increase mainly consisted of a $39.6 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $2.4 million increase in travel expenses, and a $2.2 million increase in professional fees.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $58.3 million and $145.9 million, respectively, for the three and nine months ended September 30, 2012, compared to $47.2 million and $112.3 million, respectively, for the corresponding periods in 2011.

The increase in sales and marketing expenses from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $11.1 million. The increase mainly consisted of a $7.9 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $1.4 million increase in travel expenses, and a $0.6 million increase in advertising and promotional expenditures as a result of increased marketing and promotion activities.

The increase in sales and marketing expenses from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $33.6 million. The increase mainly consisted of an $18.6 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $7.6 million increase in advertising and promotional expenditures as a result of increased marketing and promotion activities, and a $3.7 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, and facility expenses.

General and administrative expenses were $19.7 million and $55.0 million, respectively, for the three and nine months ended September 30, 2012, compared to $15.7 million and $41.0 million, respectively, for the corresponding periods in 2011.

The increase in general and administrative expenses from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $4.0 million. The increase mainly consisted of a $1.7 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $1.1 million increase in professional service fees, and a $1.0 million increase in travel expenses.

The increase in general and administrative expenses from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $14.0 million. The increase mainly consisted of a $6.0 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $3.6 million increase in bad debt expenses and a $2.2 million increase in professional service fees.

Share-based Compensation Expense

Sohu, Changyou, Sogou, Sohu Video and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the three and nine months ended September 30, 2012 and September 30, 2011, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2012	2011	2012	2011
Cost of revenues	$232	$253	$426	$1,543
Product development expenses	1,316	1,633	4,019	4,826
Sales and marketing expenses	582	874	1,613	2,835
General and administrative expenses	1,713	1,617	4,144	4,857

	$3,843	$4,377	$10,202	$14,061

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou, Sohu Video and 7Road, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2012	2011	2012	2011
For Sohu share-based awards	$1,440	$2,607	$4,621	$8,735
For Changyou share-based awards	750	1,172	2,769	4,210
For Sogou share-based awards	1,653	598	2,812	1,116
For Sohu Video share-based awards	0	—	0	—
For 7Road share-based awards	0	—	0	—

	$3,843	$4,377	$10,202	$14,061

For Sohu share options, as of September 30, 2012 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of September 30, 2012 there was $4.0 million of related unrecognized compensation expense.

For Changyou share-based awards, as of September 30, 2012, there was $2.5 million of unrecognized compensation expense.

For Sogou share-based awards, as of September 30, 2012, there was $1.7 million of unrecognized compensation expense.

For Sohu Video, no share-based compensation expense was recognized for the three and the nine months ended September 30, 2012 with respect to Sohu Video share option grants made during those nine months. This is because, under U.S. GAAP, no grant of options had occurred, as no grant date had been established at this stage.

For 7Road, no share-based compensation expense was recognized for the three and the nine months ended September 30, 2012, as performance targets had not been met.

Operating Profit

As a result of the foregoing, our operating profit was $63.7 million and $158.9 million, respectively, for the three and nine months ended September 30, 2012, compared to $73.6 million and $205.8 million, respectively, for the corresponding periods in 2011.

Other Income /(expense)

Other income was a negative $0.1 million and $3.3 million, respectively, for the three and nine months ended September 30, 2012, compared to other income of $3.2 million and $5.2 million, respectively, for the corresponding periods in 2011. The decreases were mainly due to changes in the fair value of consideration payable to 7Road.

Interest Income

Interest income was $6.0 million and $19.7 million, respectively, for the three and nine months ended September 30, 2012, compared to $4.3 million and $10.3 million, respectively, for the corresponding periods in 2011. The increases were mainly due to increased cash balance and higher return on cash.

Income Tax Expense

Income tax expense was $18.7 million and $55.9 million, respectively, for the three and nine months ended September 30, 2012, compared to $14.4 million and $35.7 million, respectively, for the corresponding periods in 2011.

The increase in income tax expense from the three months ended September 30, 2011 to the three months ended September 30, 2012 was $4.3 million. The increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $20.2 million. The increases were mainly due to an increase in withholding tax and net income of Changyou, and an increase in the applicable tax rates for the Sohu Group.

Net Income

For the three and nine months ended September 30, 2012, we had net income of $51.5 million and $126.1 million, respectively, compared to $64.3 million and $181.1 million, respectively, for the corresponding periods of 2011.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $21.1 million and $57.6 million, respectively, for the three and nine months ended September 30, 2012, compared to $16.4 million and $43.7 million, respectively, for the corresponding periods in 2011.

The increases in net income attributable to noncontrolling interest were mainly due to increased net income of Changyou.

We expect the noncontrolling interest recognized for Changyou to increase in the fourth quarter of 2012, compared to the third quarter of 2012, due to vesting of share-based awards, as well as an increase in Changyou’s net income.

We expect the noncontrolling interest recognized for Sogou to remain at a low level.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $25.9 million and $61.8 million, respectively, for the three and nine months ended September 30, 2012, compared to $46.8 million and $135.9 million, respectively, for the corresponding periods in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investments in debt securities, as well as the cash flows generated from our operations.

As of September 30, 2012, we had cash and cash equivalents, short-term investments and investments in debt securities of approximately $894.3 million. As of September 30, 2011, we had cash and cash equivalents, short-term investments and investments in debt securities of approximately $808.4 million. Cash equivalents primarily comprise time deposits.

In November 2009, we entered into an agreement to purchase a Beijing office building to serve as our headquarters. The purchase price is approximately $127 million, of which $107 million had been paid as of September 30, 2012. In December 2011, we also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $16 million had been paid as of September 30, 2012. These $107 million and $16 million payments have been recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $20 million for the office building and $12 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work are in progress and are expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $157 million, of which $125 million had been paid as of September 30, 2012 and was recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $32 million will be settled by early of 2013, when the office building development is expected to be completed.

In the third quarter of 2012, Changyou drew down offshore bridge loans from banks of $222 million, which were secured by the equivalent or greater amount of RMB deposits in onshore branches of those banks, totaling RMB1.43 billion ($226 million).

As of September 30, 2012, the Sohu Group also had commitments for bandwidth purchases in the amount of $25 million, commitments for video content purchases in the amount of $19 million, commitments for operating leases in the amount of $12 million and commitments for other content and service purchases in the amount of $12 million.

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

Our cash flows were summarized below (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$279,781	$256,491
Net cash used in investing activities	(346,743)	(209,936)
Net cash provided by /(used in) financing activities	110,433	(39,209)
Effect of exchange rate change on cash and cash equivalents	(2,609)	21,688

Net increase in cash and cash equivalents	40,862	29,034
Cash and cash equivalents at beginning of period	732,607	678,389

Cash and cash equivalents at end of period	$773,469	$707,423

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2012, $279.8 million net cash provided by operating activities was primarily attributable to our net income of $126.1 million, adjusted by non-cash items of depreciation and amortization of $76.7 million, impairment of purchased video content of $15.1 million, share-based compensation expense of $10.2 million, impairment of intangible assets of $7.5 million, other miscellaneous non-cash expenses of $3.6 million, and an increase in cash from working capital items of $48.2 million, and adjust out the investment income from investments in debt securities of $4.1 million and excess tax benefits of $3.5 million.

For the nine months ended September 30, 2011, $256.5 million net cash provided by operating activities was primarily attributable to our net income of $181.1 million, adjusted by non-cash items of depreciation and amortization of $45.5 million, share-based compensation expense of $14.1 million, and an increase in cash from working capital items of $19.4 million, offset by a decrease in cash from change in the fair value of debt securities of $2.2 million and excess tax benefits of $1.4 million.

In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and a cash inflow from financing activities. Realizing these benefits reduces the amount of taxes payable and does not otherwise affect cash flows.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2012, $346.7 million net cash used in investing activities was primarily attributable to $225.8 million restricted time deposits used as collateral for offshore bridge loans from banks, $94.9 million used in acquiring fixed assets and intangible assets, $20.3 million used in short-term investments, investment income from investments in debt securities of $4.1 million described above under the heading “Net Cash Provided by Operating Activities”, and $1.6 million used in business acquisition and other investment activities.

For the nine months ended September 30, 2011, $209.9 million net cash used in investing activities was primarily attributable to $130.1 million used in acquiring fixed assets and intangible assets including a $37 million payment for Sohu’s office building, and $79.8 million used in business acquisitions and investing activities.

Net Cash Provided by /Used in Financing Activities

For the nine months ended September 30, 2012, $110.4 million net cash provided by financing activities was primarily attributable to $222.4 million of offshore bridge loans from banks, $3.5 million excess tax benefits described above under the heading “Net Cash Provided by Operating Activities,” and $1.3 million from the exercise of share-based awards in a subsidiary, offset by $64.6 million used for the portion of the Changyou dividend distributed to noncontrolling interest shareholders, $25.8 million used for the purchase of Sogou Series A Preferred Shares from Alibaba, $13.8 million used for the payment of contingent consideration, and $12.6 million used for the repurchase of our common stock.

For the nine months ended September 30, 2011, $39.2 million net cash used in financing activities was primarily attributable to $25.7 million used for the purchase of 750,000 Changyou ADSs, and $16.6 million used for the repurchase of our common stock, offset by $1.5 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, $1.4 million excess tax benefits mentioned above under the heading “Net Cash Provided by Operating Activities,” and $0.2 million in proceeds from noncontrolling shareholders.

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

For Sohu apart from Changyou, although the VIEs generate revenue and cash, due to significant costs involved in these VIEs’ operations, they generally have minimal profit and cash balances, and their operating cash flow was negative for the three and nine months ended September 30, 2012. However, substantially all of Changyou’s operations have conducted through Changyou’s VIEs Gamease, Guanyou Gamespace, Shanghai ICE and Shenzhen 7Road, which have generated all of our online game revenues. Although Changyou’s subsidiaries received a majority of the VIEs’ profits pursuant to the various contractual agreements between the VIEs and the subsidiaries, significant cash balances remained in Changyou’s VIEs as of September 30, 2012.

As Changyou’s VIEs are not owned by Changyou’s subsidiaries, they are not able to make dividend payments to Changyou’s subsidiaries. Instead, each of AmazGame, Gamespace, ICE Information and 7Road Technology, which are Changyou’s subsidiaries in China, has entered into a number of contracts with its corresponding VIE to provide services to such VIE in return for cash payments. In order for us to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, or to distribute any dividends to our shareholders and ADS holders, we will need to rely on these payments made from these VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments are subject to PRC taxes, including Business Tax and VAT, which effectively reduce the amount that a PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

Dividend Policy

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per ADS and a total of $201 million. On September 21, 2012, Changyou paid out this special cash dividend, of which $136 million was paid to and received by Sohu. Sohu does not expect to pay any of such dividend to its shareholders in the foreseeable future.

We do not expect Changyou to declare any additional dividends in the foreseeable future. The Sohu Group intends to retain all available funds and any future earnings for use in the operation and expansion of its own business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock or causing Changyou to pay any dividends, on Changyou.com Limited’s ordinary shares, including ordinary shares represented by Changyou.com Limited’s ADSs, for the foreseeable future.

Future cash dividends distributed by Sohu.com Inc. and Changyou.com Limited, if any, will be declared at the discretion of their respective Boards of Directors and will depend upon their future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as their respective Boards of Directors may deem relevant.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued revised guidance on “Testing Indefinite-Lived Intangible Assets for Impairment.” The revised guidance applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. Under the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform a quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass a qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. As a result of the announcement, the RMB has appreciated significantly. In early November 2012, the center point of the currency’s official trading band hit 6.3017, representing appreciation of more than 7.9%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of September 30, 2012, which consisted of cash and cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and long-term bank loans. The book value of those financial instruments approximated their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	220,500	552,105	18	846	773,469
Restricted time deposits	0	115,124	0	0	115,124
Short-term investments	0	41,930	0	0	41,930
Investments in debt securities	0	78,852	0	0	78,852
Accounts Receivable	1,001	96,745	0	344	98,090
Prepaid and other current assets	7,825	36,535	0	609	44,969
Current liabilities	141,525	368,666	0	439	510,630
Long-term accounts payable	0	15,042	0	0	15,042
Long-term bank loans	10,000	99,353	0	0	109,353

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.8% in the first nine months of 2012. While this rate of inflation represents a decline compared to the rate for the previous quarter, there may be further increased inflation in the future, which could have a material adverse effect on our business.

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

ITEM 1A. RISK FACTORS

There are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012; Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed with the SEC on May 9, 2012; and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the SEC on August 8, 2012.

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

During the three months ended September 30, 2012, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2012

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended September 30, 2012

EXHIBITS INDEX

10.1	2012 Share Incentive Plan of 7Road.com Limited

10.2	Loan Facility Letter, dated July 4, 2012, between Hang Seng Bank Limited and Changyou.com HK Limited

10.3	Loan Facility Letter, dated July 12, 2012, between the Bank of East Asia, Limited and Changyou.com HK Limited

10.4	Loan Facility Letter, dated August 7, 2012, between the Bank of Communications Co., Ltd. Hong Kong Branch and Changyou.com HK Limited

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.