Form 10-K
period 2012-12-31
SOHU COM INC
filed 2013-02-28
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price on June 30, 2012 as reported on the NASDAQ Global Select Market, was approximately $993 million.

As of January 31, 2013, there were 38,152,498 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Sohu’s 2012 Annual Meeting of Stockholders to be filed on or about April 26, 2013 are incorporated into Part III of this report.

SOHU.COM INC.

PART I

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox”, also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”, formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), , Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou”, formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK”, formerly known as TL Age Hong Kong Limited), Changyou.com Webgame (HK) Limited (“Changyou HK Webgame”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”) , Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend” ,“believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS OVERVIEW

OUR COMPANY

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language content and services, and we developed and operate one of the most popular massively multi-player online games and two popular Web games in China. Substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

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

Online Advertising Business

Our online advertising business consists of the brand advertising business as well as the search and others business. For the year ended December 31, 2012, online advertising services generated $414.6 million or 39% of total revenues of $1,067.2 million.

Brand Advertising Business

Our brand advertising business offers various products and services on our matrices of Chinese language content and services (such as free of charge content including news, video, interactive community, and other competitive Internet services) to our users across multiple internet-enabled devices, such as PCs, mobile phones and tablets.

The majority of our products and services are provided on the following platforms:

•	Sohu.com, a leading mass portal and media destination;

•	Focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal. Since December 15, 2011, 17173.com has been owned and operated by our majority-owned subsidiary Changyou.com Limited (“Changyou”).

We also provide advertising services on our matrices to allow advertisers to connect with their target audiences.

Search and Others Business

Our search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), primarily offers customers pay-for-click services, as well as online marketing services on the Sogou Web Directory. Pay-for-click services are services that enable our advertisers' promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members' Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of our advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites.

Online Game Business

Our online game business is conducted via Changyou, which is a leading online game developer and operator in China. Changyou engages in the development, operation and licensing of online games, including massively multiplayer online games (“MMOGs”) and Web games. Changyou developed and operates Tian Long Ba Bu (“TLBB”), which is one of the most popular MMOGs in China. Changyou’s majority-owned subsidiary 7Road jointly operates its Web games DDTank and Wartune (also known as “Shen Qu”) with third-party joint operators, and also directly operates Wartune through its Website. DDTank and Wartune are two popular Web games in China.

For the year ended December 31, 2012, more than 73% of the revenues of our online game business were derived from TLBB. Changyou’s online game revenues were $574.7 million, which represented 54% of the Sohu Group’s total revenues for the year. Net income contributed by Changyou for the year was $293.6 million, which represented 166% of the Group’s total net income. We depend on Changyou for a significant portion of our revenues, net income, and operating cash flow.

Wireless Business

Our wireless business offers mobile related services through different types of wireless products to mobile phone users. The wireless products mainly consist of short messaging services (“SMS”), interactive voice response (“IVR”), mobile games and Ring Back Tone (“RBT”). A majority of the content is purchased from third party content providers.

Others Business

Our others business primarily includes sub-licensing of licensed video content to third parties, offering Internet value-added services (“IVAS”) with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, and offering cinema advertisement slots to be shown in theaters before the screening of movies.

Business Restructuring

7Road Transactions

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road's financial statements on June 1, 2011. Effective June 26, 2012, Shenzhen 7Road was reorganized into a Cayman Islands holding company structure where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgame (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. As the reorganization did not result in any change in the ultimate beneficial ownership of Shenzhen 7Road’s business, assets and results of operations, we believe that the reorganization should be viewed as a non-substantive transaction and treated as if it had been effective upon Changyou’s acquisition of 68.258% of the equity interests in Shenzhen 7Road.

On June 21, 2012, 7Road’s Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding ordinary shares of 7Road, with the intention that these shares would be added to the shares reserved by 7Road for grants of equity incentive awards under the 7Road 2012 Share Incentive Plan, without dilution of the other shareholders of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and the Group’s interest in 7Road increased to 71.926%.

17173 Transactions

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

As of December 31, 2012, the Sohu Group held 73% of the combined total of Sogou’s outstanding ordinary shares and Series A Preferred Shares. As we are Sogou’s controlling shareholder, we continue to consolidate Sogou in our consolidated financial statements, but recognize noncontrolling interest reflecting economic interest held by shareholders other than us.

Changyou Transactions

On April 7, 2009, Changyou completed its initial public offering on the NASDAQ Global Select Market, trading under the symbol “CYOU.” After Changyou’s offering, as we are Changyou’s controlling shareholder, we continue to consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting shares held by shareholders other than us. As of December 31, 2012, approximately 32% of the economic interest in Changyou was recognized as noncontrolling interest in our consolidated financial statements.

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

PRODUCTS AND SERVICES

Online Advertising Business

Brand Advertising Business

Our brand advertising business, which is primarily conducted through Chinese language-based online products and services, is provided by our three core business platforms: Sohu.com, focus.cn, and 17173.com.

Sohu.com

Sohu.com consists of sophisticated Chinese language Web navigational capabilities, a series of main content channels, and Web-based communication and community services. We offer a variety of free channels that provide comprehensive content, such as news, sports, fashion, business and finance. The news channel aggregates feeds from media and information providers, such as Xinhua News Agency, People’s Daily, Associated Press and Reuters. The news channel covers a variety of topics such as politics, society and military matters. The entertainment channel contains extensive coverage of entertainment areas that are of interest to Chinese users, including movies, television programs, plays, operas and popular and classical music. The Sports channel offers multimedia news and information on a wide range of sporting events, and features domestic and international sports matches. The business and finance channel provides business and financial news coverage, financial product information, and real-time stock quotes from major stock exchanges. China’s Internet sector is quickly transitioning from PC to mobile. We believe there are significant opportunities to explore new revenue streams related to the mobile Internet market. We have been proactively migrating our PC products onto mobile across our different business units.

Sohu Video (tv.sohu.com) is a major online video service provider in China. We deliver licensed professionally produced video content, original in-house produced video content, and user-generated content. We provide users free access to most of our extensive and comprehensive video content library, such as popular domestic and overseas television dramas, movies, variety shows, in-house produced shows and programs, news, documentaries, animations, entertainment related contents, live television webcasts, and user-generated content. We also offer selected premium content such as high definition movies, educational content, and documentaries on our advertisement-free paid channel.

During 2012, we continued to put emphasis on our online video business and executed our strategy of offering a differentiated content portfolio to solidify our strong position in the online video industry in China. Our extensive and comprehensive content library comprises licensed high definition popular television dramas, variety shows, in-house produced content, and user-generated content. While we believed that maintaining our leadership in the television drama category was important, we also expected that variety show content would be another hit category for both television and online video, and therefore secured a collection of well-liked content for our pipeline. In addition, we further expanded our in-house production capabilities in 2012, and created a wide spectrum of compelling content, from a large-scale reality talent show co-produced with top-tier television station in China, to entertainment driven made-for-Internet drama series. Our in-house produced content attracted a significant amount of user engagement, and markedly enhanced user stickiness and fortified Sohu video as one of the most influential online video service providers in China. According to iResearch, Sohu Video’s monthly unique visitors increased by approximately 23%, from 190 million in December 2011 to 234 million in December 2012. Based on CNNIC, online video is already a top Internet application in China, with over 370 million users as of December 2012. The growing user base led to increasing demand from advertisers, and we believe presents enormous growth potential for the online video market. To better employ market opportunities, we made a strategic decision in early 2012 to set up a dedicated sales force for our online video business. In the fourth quarter of 2012, we completed the establishment of our dedicated video sales team and the transition was smooth. We expect this business to reaccelerate in 2013.

Currently, our online video revenues are primarily derived from advertising services. We offer advertisers dynamic advertising solutions with precisely-targeted advertising capabilities, such as television-like video advertisements, and other online advertising formats, including display, sponsorship and product placements. The video advertisements can be in forms of pre-roll, mid-roll, post-roll, or pause advertisements.

We leverage the various internet media assets under the Sohu brand to execute cross marketing campaigns to achieve maximum exposure and publicity. We believe our efforts in securing licensed premium content in advance of its release, exceptional in-house production capabilities, and Sohu’s well-established media influence can give us competitive advantages and help to enforce brand awareness and expand our user base in the future.

The automobile channel (auto.sohu.com) provides a massive database of car models that can be sorted or ranked based on key parameters, industry policies and trends. It also provides features about automobiles, news, and product reviews. In addition, it offers local auto market updates and dealership information through a network of 46 local city Websites.

We also offer a range of communication and community tools for our Chinese online users that are important in promoting user affinity to our network, such as Micro-blog, Message Board, Blog, and e-mail services. The Micro-blog enables our users to follow the most discussed topics online as well as people they know. Users may send and view feeds in the form of text and multimedia (photo, video and music) content to their opted-in followers. The Message Boards allows users to post and exchange information on message boards. The Blog is an interactive and customized platform for users to build their personalized space by posting their articles and pictures, uploading videos, and sharing information among users. E-Mail offers free e-mail services with up to two gigabytes of memory and premium mail services with different features.

Focus.cn

Focus.cn is one of the leading real estate Websites in China. With diversified online content of new home, resale properties and household appliances, Focus.cn provides comprehensive information and solutions for house seekers, homeowners and household appliance buyers. Focus.cn provides online marketing and listing services across more than 120 cities of China.

17173.com

The 17173.com Website is now operated by Changyou. This Website is a leading game information portal in China that provides news, electronic forums and other information services on online games to game players. With strong expertise in running the Website, building a game community and developing relationships with advertisers in the online game industry, this Website is one of the largest game information and community Websites in China and is widely recognized as a market leader among game Websites in China. The 17173.com Website has won the “Best Game Media” award for eight consecutive years from 2004 to 2012 at the Annual Game Industry Awards Gala.

Business Model

In the brand advertising business, we enjoy a strong competitive position as one of the leading Internet companies in China. Through the platforms described above, we have built a strong and sizeable user base through the superior user experiences provided by our product and services. This user base is highly appealing to advertisers. We provide advertisement placements to advertisers on our different Websites and in different formats, which can include, among other things, banners, links, logos, buttons, full screen, pre-roll, mid-roll, post-roll, or pause advertisements. We charge advertisers on a time basis with fixed fees (“Fixed Price Model”), and we also adopted a Cost Per Impression (“CPM”) pricing model for certain of our advertisers at their request. Our standard advertising charges vary depending on the terms of the contract and the advertisement’s location within our Website. Discounts from standard rates are typically provided for higher-volume, longer-term advertising contracts, and may be provided for promotional purposes.

We rely on both direct sales by our internal sales force and sales by advertising agents for advertising on our Websites. During the year ended December 31, 2012, approximately 5,400 companies advertised on our Websites. Our customers include multinational companies that have significant operations in Chinese markets, many of which are Fortune 500 companies, as well as numerous Chinese domestic companies. We continue focusing on multinational and Chinese domestic companies as our key advertisers. In 2012, sales to our five largest advertisers accounted for approximately 10% of total brand advertising revenues. We have entered into agreements with each of these advertisers. Most of these agreements have terms of less than 12 months.

As of December 31, 2012, we had obligations to provide, and advertisers had obligations to purchase, advertising services under existing contracts in the amount of $2.6 million, which are required to be provided during the year ending December 31, 2013.

Search and Others Business

Products and services for Users

Sogou Pinyin

Sogou Pinyin is the No. 1 Chinese character input method software in China as measured by user base, according to iResearch. In December 2012, Sogou Pinyin had monthly active users of 405 million and user penetration rate of 86% in China, according to iResearch. Sogou Pinyin, which we developed in-house, has a vocabulary database that is tied to the search queries database of the Sogou search engine and can capture the latest trends in words used by Internet users. Since its launch in 2006, Sogou Pinyin has been well received by users. It continues to gain popularity and expand market share through superior product quality and effective marketing campaigns. In 2008 we launched a mobile version of Sogou Pinyin, which we regularly update to improve its performance.

Sogou Browser

Sogou Browser is our self-developed browser that is designed with technologies to make the Web-navigation faster, safer, and easier. Sogou browser has many distinguishing features, including embedded playing of Web video, quick proxy functions for education networks, smart address bar, privacy protection mode, and a column for the most-visited Websites. In 2012 we launched a new version of Sogou browser which further accelerates browsing speeds and has a new dual-core network-layer system which can enhance substantially the experience of a user accessing the Internet. All of these features have been well received by Internet users, with Sogou Browser currently having user penetration rate of over 21% in China in December 2012, according to iResearch. In 2012 we launched a mobile version of Sogou Browser.

Sogou Web Directory

The Sogou Web Directory, the default homepage of Sogou Browser, is a popular Chinese Web directory navigation site which serves as a key access point to popular and preferred Websites and applications.

Sogou Search

Sogou search is conducted through Sogou.com. Sogou.com, which means “Search Dog,” is Sohu’s proprietary search engine launched in August 2004. Sogou.com performs interactive searches of billions of Web pages using advanced algorithms. Upon a search query, the user is taken through a fast and convenient interactive process to reach the most relevant selection of integrated Website and page search results. Sogou provides our users with high updating speeds, short response times and accurate search results, based on a large database capacity of over 100 billion retrieved pages. We will continue to upgrade the Sogou search engine to enhance user experience and grow search traffic.

Products and Services for Customers

Pay-for-click services

Pay-for-click services are services that enable our advertisers' promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members' Websites where the links are relevant to the subject and content of such Web pages. For pay-for-click services, we introduce internet users to our advertisers through our auction based pay-for-click systems and charge advertisers on a per click basis when the users click on the displayed links.

Online marketing services on the Sogou Web Directory

Online marketing services on the Sogou Web Directory mainly consist of displaying advertiser Website links on the Web pages of the Sogou Web Directory. We charge advertisers based on the duration of the displaying on the Web pages of the Sogou Web Directory.

Sogou Website Alliance

Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of our advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. Payments made to Sogou Website Alliance members are included in cost of search and others revenues as traffic acquisition costs. We pay Sogou Website Alliance members either based on revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or based on a pre-agreed unit price.

Online Game Business

Online Games

Our online game business is conducted via Sohu’s majority-owned subsidiary Changyou. Changyou is a leading online game developer and operator in China as measured by the popularity of its MMOG TLBB, and its Web games DDTank and Wartune, which Changyou developed in-house. Changyou engages in the development, operation and licensing of online games, including MMOGs, which are interactive online games that may be played simultaneously by hundreds of thousands of game players, and Web games, which are played over the Internet using a Web browser. As of December 31, 2012, Changyou’s MMOGs in China, which include TLBB, Blade Online (“BO”), Blade Hero II (“BH2”), DMD, Da Hua Shui Hu (“DHSH”), Tao Yuan (“TY”), Zhong Hua Ying Xiong (“ZHYX”), Legend of Ancient World (“LAW”) and Immortal Faith (“IF”), had approximately 248.1 million aggregate registered accounts. For the three months ended December 31, 2012, Changyou’s MMOGs in China had approximately 1.10 million aggregate peak concurrent users, 2.20 million aggregate active paying accounts and average revenue per active paying account of RMB353. Changyou directly operates several Web games on its own Websites and also jointly operates DDTank and Wartune, developed by 7Road, with third-party joint operators in China and overseas. For the three months ended December 31, 2012, DDTank and Wartune had approximately 55.3 million aggregate active accounts, 1.68 million aggregate active charging accounts and average revenue recognized per active charging account of RMB120.

All of Changyou’s games are operated under the item-based revenue model, where game players play the games for free but can purchase virtual items to enhance the game-playing experience. Changyou’s games vary in theme and span a number of genres, and attract a diverse community of game players. Changyou’s games also connect players with each other and with their friends who share a common interest in playing our games. The primary games which Changyou is currently operating and plans to operate include:

Online Games in Operation

TLBB

TLBB is a popular martial arts MMORPG in China that is adapted from the popular Chinese martial arts novel “Tian Long Ba Bu,” which means “Novel of Eight Demigods,” written by the famous writer Louis Cha. Since TLBB’s launch in May 2007, Changyou has regularly developed new content and released game updates in the form of expansion packs for the game. TLBB has won various awards in China, including 2008 “Best Self-Developed Online Games (First Place)” and 2008 and 2009 “Most Liked Online Games by Game Players (First Place)” awards at the China Digital Entertainment Expo and Conference, or ChinaJoy. Its expansion packs, TLBB2 and TLBB3, won the 2010 “Most Liked Online Games by Game Players” award and the 2011 “Best Self-Developed Online Games” award, respectively, at ChinaJoy. TLBB was chosen as one of the 2012 “Top 10 Most Liked Online Games by Game Players” at ChinaJoy. TLBB is currently licensed to third-party operators in Vietnam, Taiwan, Hong Kong, Malaysia and Thailand. Changyou also operates a modified version of TLBB in the U.S. and certain European countries.

DDTank

DDTank is a popular 2D multi-player, combat and role-playing Web game in China. Game players control avatars to compete with other game players. Avatars can earn or buy various weapons, potions, magic rings, rockets and other items to increase competitiveness and enhance the game experience. Since DDTank’s launch in March 2009, Changyou has regularly released updates and more significant enhancements for the game. DDTank has won numerous game awards, including the “Baidu Outstanding Web Game” award in 2010 and 2012 and “One of the Top Ten Favorite Web Games” by GAPP in 2010 and 2011. DDTank was also the most searched-for Web game on Baidu.com for the 12 months ended June 30, 2012, according to Baidu. Changyou also jointly operates DDTank with third-party operators overseas. DDTank has been launched in 19 different language versions.

Wartune

Wartune is a popular 2.5D role-playing and quasi real-time strategy Web game launched in December 2011 in China. Wartune is set in a mythical western universe where players build their own kingdoms in a virtual world where they must fight against a demonic race by developing their own villages and armies. Before its launch, Wartune was among the games given a 2012 “Most Anticipated Web Games” award by the Internet Society of China. After its launch, Wartune won the “Baidu Outstanding Web Game” award in 2012. Wartune has been launched in 9 different language versions.

Online Games in Pipeline

Changyou has several MMOGs, Web games and mobile games in its pipeline with different graphic styles, themes and features to appeal to different segments of the online game player community. Games in Changyou’s pipeline include, among others, MMOG Dou Po Cang Qiong, which Changyou is developing in-house, and MMOG Grand Chase, which Changyou licensed from a third party.

Wireless Business

Our wireless business offers mobile related services through different types of wireless products to mobile phone users. The wireless products mainly consist of short messaging services (“SMS”), interactive voice response (“IVR”), mobile games and Ring Back Tone (“RBT”). A majority of the content is purchased from third party content providers.

Others Business

Our others business primarily includes sub-licensing of licensed video content to third parties, offering IVAS with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, and offering cinema advertisement slots to be shown in theaters before the screening of movies.

COMPETITION

The Internet and Internet-related markets in China are rapidly evolving. There are many companies in the domestic and international markets that distribute online content, online games, and value-added telecommunications services targeting Chinese users. We now are facing more intense competition from both domestic and international competitors for providing content and services over the Internet.

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

There are a number of existing or new PRC Internet companies, including those controlled or sponsored by private entities and by PRC government entities. As an Internet portal, we compete with various portals, including Tencent Holdings Ltd. (“Tencent”), Sina Corporation (“Sina”), and NetEase.com, Inc. “NetEase”), and vertical sites, such as Beijing Auto Home information Technology Co., Ltd.(“Auto Home”), Bitauto Holdings Limited (“ BitAuto”), Youku Tudou Inc. (“Youku Tudou”), Beijing Xin Lian Xin De Advertising Media Co., Ltd. (“iQIYI”), SouFun Holdings Limited (“SouFun”), E-House (China) Holdings Limited (“E-House”), and Guangzhou Hua Duo Network Technology Co., Ltd. (“YY”).

In addition, we compete with operators of leading global Websites and Internet service providers, including Microsoft Corporation (“Microsoft”), which are currently offering, and could expand, online products and services targeting China. These sites and companies compete with us for user traffic, advertising dollars, Internet services, wireless services and potential partners.

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

Search and Others Business

Our search and others business mainly consists of pay-for-click services, as well as online marketing services on the Sogou Web Directory. Pay-for-click services face intense competition from other search engines, such as Baidu.com (“Baidu”), so.com of Qihoo 360 Technology Co., Ltd. (“Qihoo”), Google.com (“Google”), Soso.com of Tencent (”Soso”), Youdao of Netease, and Bing of Microsoft. Online marketing services on the Sogou Web Directory also face intense competition from other Chinese Web directories, such as the 360 Personal Start-up Page of Qihoo, Hao 123.com of Baidu, 2345.com of Shanghai Ruichuang Internet Technology Development Co., Ltd. and 123.duba.net of Kingsoft Corporation Limited.

Moreover, we compete with other technology-driven companies on developing and promoting client-end software. For example, we developed and launched the Sogou Pinyin Input method in 2006 and it has been well received by users. We launched our self-developed Sogou browser in 2008, and during 2012 Sogou browser increased its penetration of the market. However, many companies, such as Baidu, Google, Tencent, Qihoo, Microsoft, Maxthon International Limited (“Maxthon”), Mozilla Corporation (“Mozilla”) and Kingsoft have presented their own methods of pinyin input or browsers that compete with us.

Our existing and potential competitors compete with us for talent, market resources, user traffic, users for client-end software, quality and quantity of search results, revenue and marketing activities and the number of associated third-party Websites. Our main competitors have significantly greater financial and marketing resources than we do. We also face competition from traditional forms of media.

Online Game Business

For our online game business, we compete principally with the following three groups of competitors in China:

•

online game developers and operators in China, including Tencent Holdings Limited, NetEase.com, Inc., Shanda Games Limited, Perfect World Co., Ltd., Giant Interactive Group Inc., NetDragon Websoft Inc., Kingsoft Corporation Limited, Shenzhen ZQGame Co., Limited and Taomee Holdings Limited;

•	other private companies in China devoted to game development or operation, many of which are backed by venture capital; and

•	international competitors.

Our MMOGs currently compete with, among others, the following MMOGs in China:

•	Fantasy Westward Journey, developed and operated by NetEase.com, Inc.;

•	World of Warcraft, developed by Blizzard Entertainment and operated by NetEase.com, Inc. in China;

•	Asktao, developed and operated by Beijing Guangyu Huaxia Technology Limited;

•	Dungeon and Fighter, Cross Fire and League of Legends developed and operated by Tencent Holdings Limited;

•	Dragon Nest, developed by Eyedentity Games and operated by Shanda Games Limited;

•	Eudemons Online, developed and operated by NetDragon Websoft Inc.; and

•	Zhu Xian and Battle of the Immortals, developed and operated by Perfect World Co., Ltd.

Our Web games currently compete with, among others, the following Web games in China:

•	Arrogant Sword, developed by Gamewave Group Limited;

•	Dynasty Saga, developed by Shanghai Game Reign Network Technology Co., Limited;

•	Dream Immortality, developed by Guangzhou Feiyin Information Technology Limited;

•	Shen Xian Dao, developed by Xiamen Guanghuan Information Technology Limited; and

•	Qi Xiong Zheng Ba, developed by Beijing Youxigu Information Technology Limited.

Our game information portal operated through the 17173.com Website currently competes with, among others, the following game information portals in China:

•	Duowan.com, operated by YY Inc.; and

•	game.qq.com, operated by Tencent Holdings Limited.

Our existing and potential competitors in the online games industry compete with us for talent, game player spending, time spent on game playing, marketing activities, quality of games, and distribution network. Our existing and potential competitors in the online advertising industry compete with us for talent, advertiser spending, number of unique visitors, number of page views, visitors’ time spent on Website, and quality of service.

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

Overview

The Chinese government has enacted an extensive regulatory scheme governing Internet-related areas, such as telecommunications, Internet information services, international connections to computer information networks, online game services, information security and censorship.

Various aspects of the PRC Internet industry are regulated by various PRC governmental authorities, including:

•	the Ministry of Industry and Information Technology (“MIIT”);

•	the Ministry of Culture (“MOC”);

•	the Ministry of Public Security (“MPS”);

•	the Ministry of Commerce (“MOFCOM”);

•	the State Administration of Industry and Commerce (“SAIC”);

•	the General Administration for Press and Publication (“GAPP”);

•	the State Administration for Radio, Film and Television (“SARFT”);

•	the PRC State Council Information Office (“SCIO”); and

•	the State Administration of Foreign Exchange (“SAFE”).

Our Current PRC Corporate Structure

We have the direct or indirect subsidiaries in China (collectively the “China-based subsidiaries”, or the “PRC subsidiaries”):

Subsidiaries

Corporate

•	Sohu Software, established in 2003 as a wholly foreign-owned enterprise, (“WFOE”), of Sohu Hong Kong;

•	Beijing Fire Fox, established in 2005 and currently wholly-owned by Sohu Era;

•	New Software, established in 2008 by Sohu Era; and

•	Sohu New Momentum, established in 2010 as a WFOE of Sohu Hong Kong.

For the Online Advertising Business

Brand Advertising Business

•	Go2Map Software, a WFOE acquired in 2005 as a result of the acquisition of Go2Map Inc;

•	Sohu Media, established in 2006 as a WFOE of Sohu Hong Kong;

•	Focus Time, established in 2010, in which Sohu Media holds 60% of the equity interest; and

•	Video Tianjin, established in 2011 as a WFOE of Video Hong Kong.

Search and Others Business

•	Sogou Technology, established in 2006 as a WFOE of Sogou BVI; and

•	Sogou Network, established in 2012 as a WFOE of Vast Creation.

For the Online Game Business

•	AmazGame, established in 2007 as a WFOE of Changyou HK;

•	Gamespace, established in 2009 as a WFOE of Changyou HK;

•	ICE Information, acquired in 2010 as a WFOE as a result of the acquisition of ICE Entertainment (HK) Limited;

•	Yang Fan Jing He, established in 2010 by AmazGame;

•	Shanghai Jingmao, acquired in 2010 by Yang Fan Jing He;

•	Beijing Jingmao, established in 2010 by Shanghai Jingmao and acquired in 2012 by Yang Fan Jing He;

•	Shanghai Hejin, acquired in 2010 by Yang Fan Jing He; and

•	7Road Technology, organized in 2012 as a WFOE of 7Road.com HK, which is a wholly-owned subsidiary of 7Road.

The last eight companies listed above are indirect subsidiaries of Changyou.com Limited, which is our independently-listed majority-owned subsidiary.

For the Wireless Business

•	Sohu Era, established in 2003 as a WFOE of Sohu Hong Kong.

In August 2012, we completed the liquidation of one of our former subsidiaries, Wuxi Sohu New Momentum, a PRC company that was 100% owned by Sohu Hong Kong.

Variable Interest Entities

We have also established or acquired in China the VIEs described below to perform value-added telecommunications services because of PRC restrictions on direct foreign investment in and operation of value-added telecommunications businesses, which are discussed further below under “Specific Regulations-Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies.” We entered into contractual arrangements between our VIEs and our PRC subsidiaries to perform a substantial portion of our operations, including those of the brand advertising business, the search and other business, the online game business and the wireless business. With the exception of Beijing Intelligence World Network Technology Co., Ltd. (“Intelligence World”), which is accounted for under the equity method, these entities are consolidated in Sohu’s consolidated financial statements, and noncontrolling interest is recognized when applicable.

Corporate

•

High Century, a PRC company that we established in 2001. High Century operates as an investment holding company in China. Dr. Charles Zhang, the Company’s Chairman of the Board and Chief Executive Officer, and Wei Li held 80% and 20% interests, respectively, in High Century as of December 31, 2012;

•

Sohu Entertainment, a PRC company that we established in 2002. Xin Wang ( Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng, a Vice President of the Company, held 80% and 20% interests, respectively, in Sohu Entertainment as of December 31, 2012; and

•	Sohu Internet, a PRC company that we established in 2003. High Century and Sohu Entertainment held 75% and 25% interests, respectively, in Sohu Internet as of December 31, 2012.

For the Online Advertising Business

Brand Advertising Business

•	Donglin, a PRC company that we established in 2010. Donglin engages in the advertising business. High Century and Sohu Internet each held a 50% of interest in Donglin as of December 31, 2012;

•

Pilot New Era, a PRC company that we established in 2010. Pilot New Era engages in the advertising business. High Century and Sohu Internet each held a 50% interest in Pilot New Era as of December 31, 2012;

•	Focus Yiju, a PRC company that we acquired in August 2011. Focus Yiju engages in the advertising business. High Century held a 100% interest in Focus Yiju as of December 31, 2012;

•

Zhi Hui You, established in 2011, with its name changed from 17173 Network to Zhi Hui You on December 14, 2012. Zhi Hui You engages in the technology development and advertising businesses. Jing Zhou and a third party each held a 50% of the equity interests in Zhi Hui You as of December 31, 2012;

•

Tianjin Jinhu, a PRC company that we established in November 2011. Tianjin Jinhu provides program production and performance and artist agency services in China. Ye Deng and Chun Liu each held a 50% equity interest in Tianjin Jinhu as of December 31, 2012; and

•

Intelligence World, a PRC company acquired in 2012. Intelligence World engages in the technology development and online advertising businesses. Wei Li and third parties held 25% and 75%, respectively, of the equity interests in Intelligence World as of December 31, 2012.

Search and Others Business

•

Sogou Information, a PRC company that we established in December 2005. Sogou Information provides Search and other Internet information services in China. Xiaochuan Wang, Chief Executive Officer of Sogou, and Xianxian Hao each held a 50% interest in Sogou Information as of December 31, 2012. Sogou Information is indirectly controlled by Sogou Inc., our majority-owned search subsidiary.

For the Online Game Business

•

Gamease, a PRC company that we established in August 2007. Gamease provides online game services in China. Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou, held 60% and 40% interests, respectively, in Gamease as of December 31, 2012;

•	Shanghai ICE, a PRC company that we acquired in May 2010. Shanghai ICE provides online game services in China. Runa Pi and Rong Qi each held a 50% interest in Shanghai ICE as of December 31, 2012;

•

Guanyou Gamespace, a PRC company that we established in August 2010. Guanyou Gamespace provides online game services in China. Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in Guanyou Gamespace as of December 31, 2012; and

•

Shenzhen 7Road, a PRC company that was established in January 2008. Gamease, which is one of Changyou’s VIEs, acquired 68.258% of the equity interests in Shenzhen 7Road in May 2011. Shenzhen 7Road engages in Web game development and operations in China and internationally. In June 2012, 7Road completed a reorganization into a Cayman Islands holding company. Upon completion of the reorganization, 7Road Technology, Shenzhen 7Road and the shareholders of Shenzhen 7Road, which are Changyou’s VIE Gamease, Kai Cao, Shuqi Meng, Chunyan Long and Zhiyi Yang, entered into contractual arrangements with respect to ownership, disposition of ownership and control of Shenzhen 7Road, and 7Road Technology’s provision of product development, technical support and marketing services to Shenzhen 7Road in return for payments from Shenzhen 7Road. The equity interests in Shenzhen 7Road are owned 68.258% by Gamease, 25.59% by Kai Cao, 7Road’s Chief Executive Officer, 1.972% by Shuqi Meng, 7Road’s Chief Operating Officer, 2.09% by Chunyan Long, 7Road’s Chief Technology Officer, and 2.09% by Zhiyi Yang, 7Road’s Vice President.

The last four companies are indirectly controlled by Changyou, which is our independently-listed majority-owned subsidiary.

For the Wireless Business

•

GoodFeel, a PRC company that we acquired in 2004. GoodFeel provides value-added telecommunication services in China. James Deng and Jing Zhou held 58.1% and 41.9% interests, respectively, in GoodFeel as of December 31, 2012;

•

21 East Beijing, a PRC company that we acquired in 2006. 21 East Beijing engages in the entertainment business in China. High Century held a 100% interest in 21 East Beijing as of December 31, 2012; and

•

Yi He Jia Xun, a PRC company that we acquired in 2011. Yi He Jia Xun provides value-added telecommunication services in China. Gang Fang and Yanfeng Lv each held a 50% interest in Yi He Jia Xun as of December 31, 2012.

Sohu has extended interest-free loans to the individual shareholders of the VIEs to fund their capital investment in the VIEs. The loans are secured by pledges of the shareholders’ equity interests in the VIEs, and can only be repaid by the shareholders by surrender of those equity interests to us. We have also entered into a series of agreements with the individual shareholders to transfer their equity interests in the VIEs to us when required to do so.

In October 2012, we completed the liquidation of one of our former VIEs, Tu Xing Tian Xia, a PRC company that we acquired in 2005. Before its liquidation, Tu Xing Tian Xia engaged in providing mapping services in China. High Century and Sohu Internet held 56.1% and 43.9% interests, respectively, in Tu Xing Tian Xia prior to its liquidation.

Specific Regulations

Requirements for Establishment of WFOEs

Under current PRC laws, the establishment of a WFOE must be approved by MOFCOM or its local branches. Each of our WFOEs was established with such approval.

Requirements for Obtaining Business Licenses

All China-based companies may commence operations only upon the issuance of a business license by the relevant local branch of the SAIC. All of our China-based subsidiaries and VIEs have been issued business licenses by the relevant local branches of the SAIC. In addition, each of our subsidiaries Sohu Era, Sohu Media, Sogou Technology and AmazGame as well as each of our VIEs Sohu Internet, Sogou Information and Gamease has obtained a High and New Technology Enterprise Qualification Certificate jointly issued by the Beijing Science and Technology Commission, the Beijing Finance Bureau, the Beijing State Tax Bureau and the Beijing Local Tax Bureau. Shenzhen 7Road, which is a VIE of Changyou, has obtained a High and New Technology Enterprise Qualification Certificate jointly issued by the Shenzhen Finance Commission and Shenzhen Science, Industry, Trade and Information Technology Commission.

In the opinion of Haiwen, our China-based subsidiaries and VIEs have satisfied the requirements for business licenses and/or High and New Technology Enterprise Qualification Certificates.

Regulation of Value-added Telecommunications Services

The Telecommunications Regulations of the People’s Republic of China (“Telecom Regulations”), implemented on September 25, 2000, are the primary PRC law governing telecommunication services, and set out the general framework for the provision of telecommunication services by domestic PRC companies. The Telecom Regulations require that telecommunications service providers procure operating licenses prior to commencing operations. The Telecom Regulations draw a distinction between “basic telecommunications services,” which we generally do not provide, and “value-added telecommunications services.” The Telecom Regulations define value-added telecommunications services as telecommunications and information services provided through public networks. The Catalogue of Telecommunications Business (“Catalogue”), which was issued as an attachment to the Telecom Regulations and updated in February 2003, identifies online data and transaction processing, on-demand voice and image communications, domestic Internet virtual private networks, Internet data centers, message storage and forwarding (including voice mailbox, e-mail and online fax services), call centers, Internet access, and online information and data search as value-added telecommunications services. We engage in various types of business activities that are value-added telecommunications services as defined and described by the Telecom Regulations and the Catalogue.

On March 1, 2009, the MIIT issued Measures on the Administration of Telecommunications Business Operating Permits (“Telecom License Measures”) to supplement the Telecom Regulations and replace the previous Administrative Measures for Telecommunications Business Operating Licenses (“2001 Telecom Operating Measures”). The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China, one for basic telecommunications services and one for value-added telecommunications services. A distinction is also made as to whether a license is granted for “intra-provincial” or “trans-regional” (inter-provincial) activities. An appendix to each license granted will detail the permitted activities of the enterprise to which it was granted. An approved telecommunication services operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded in its Telecommunications Services Operating License.

On December 31, 2011, November 19, 2010 and November 11, 2011 respectively, the MIIT issued to Yi He Jia Xun, GoodFeel and Sohu Internet renewed Value-Added Telecommunications Services Operating Licenses, each of which authorizes the provision of value-added telecommunication services nationwide. All of these licenses are subject to annual inspections.

Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies

Various PRC regulations currently restrict foreign-invested entities from engaging in value-added telecommunication services, including providing Internet information services and operating online games. Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (“FITE Regulations”), which were issued by the PRC State Council on December 11, 2001 and amended on September 10, 2008. The FITE Regulations stipulate that foreign invested telecommunications enterprises in the PRC (“FITEs”), must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

For a FITE to acquire any equity interest in a value-added telecommunications business in China, it must satisfy a number of stringent performance and operational experience requirements, including demonstrating a track record and experience in operating a value-added telecommunications business overseas. FITEs that meet these requirements must obtain approvals from the MIIT and the MOFCOM or their authorized local counterparts, which retain considerable discretion in granting approvals.

On July 13, 2006, the MIIT issued Notice of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunications Services (“MIIT Notice”), which reiterates certain provisions of the FITE Regulations. Under the MIIT Notice, if a FITE intends to invest in a PRC value-added telecommunications business, the FITE must be established and must apply for a telecommunications business license applicable to the business. Under the MIIT Notice, a domestic company that holds a license for the provision of Internet content services (“ICP license”), is considered to be a type of value-added telecommunications business in China, and is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China. Trademarks and domain names that are used in the provision of Internet content services must be owned by the ICP license holder. The MIIT Notice requires each ICP license holder to have appropriate facilities for its approved business operations and to maintain such facilities in the regions covered by its license. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with standards set forth in relevant PRC regulations. Our VIEs, rather than our subsidiaries, hold ICP licenses, own our domain names, and hold or have applied for registration in the PRC of trademarks related to our business and own and maintain facilities that we believe are appropriate for our business operations.

In view of these restrictions on foreign direct investment in the value-added telecommunications sector, we established several domestic VIEs to engage in value-added telecommunications services. For a detailed discussion of our VIEs, please refer to “Our Current PRC Corporate Structure” above. Due to a lack of interpretative materials from the relevant PRC authorities, there are uncertainties regarding whether PRC authorities would consider our corporate structure and contractual arrangements to constitute foreign ownership of a value-added telecommunications business. See “Risks Related to Our Corporate Structure.” In order to comply with PRC regulatory requirements, we operate our main business through companies with which we have contractual relationships but in which we do not have an actual ownership interest. If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.”

In the opinion of Haiwen, subject to the uncertainties and risks disclosed elsewhere in this report under the heading “Risk Factors” and “Government Regulation and Legal Uncertainties”, the ownership structures of our PRC subsidiaries and VIEs comply with all existing laws, rules and regulations of the PRC and each of such companies has the full legal right, power and authority, and has been duly approved, to carry on and engage in the business described in its business license.

Regulation of the Provision of Internet Content

Internet Information Services

On September 25, 2000, the PRC State Council issued the Measures for the Administration of Internet Information Services (“ICP Measures”). Under the ICP Measures, any entity that provides information to online users on the Internet is obliged to obtain an operating license from the MIIT or its local branch at the provincial or municipal level in accordance with the Telecom Regulations described above.

The ICP Measures further stipulate that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in conspicuous locations on their home pages. ICPs are required to police their Websites and remove certain prohibited content. Many of these requirements mirror Internet content restrictions that have been announced previously by PRC ministries, such as the MIIT, the MOC, and the GAPP, that derive their authority from the PRC State Council.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MIIT prior to establishing an equity or cooperative joint venture with a foreign partner.

On July 3, 2012, the Beijing Telecom Administration (“BTA”) issued to Sohu Internet a renewed Telecommunications and Information Services Operating License (“ICP license”). On April 26, 2011, the BTA issued to Sogou Information a renewed ICP license. On February 23, 2011, the Shanghai Telecom Administration issued to Shanghai ICE an ICP license. On March 21, 2011, the BTA issued to Guanyou Gamespace an ICP license. On July 19, 2011, the Guangdong Telecom Administration issued to Shenzhen 7Road an ICP license. On August 1, 2011, the BTA issued to Gamease an ICP license. All of these ICP licenses are subject to annual inspections.

In 2000, the MIIT promulgated the Internet Electronic Bulletin Service Administrative Measures (“BBS Measures”). The BBS Measures required ICPs to obtain specific approvals before they provided BBS services, which included electronic bulletin boards, electronic forums, message boards and chat rooms. In July 2010, these approval requirements with respect to the operation of BBS services were terminated by a decision issued by the PRC State Council, but in practice certain local authorities still require operating companies to obtain approvals for the operation of BBS services. The ICP licenses held by Sohu Internet, Sogou Information, Gamease and Guanyou Gamespace include such specific approval of the BBS services that they provide. However, although Shenzhen 7Road and Shanghai ICE provide BBS services, their ICP licenses do not specifically permit the operation of BBS services. It is unclear whether Shenzhen 7Road’s and Shanghai ICE’s provision of BBS services is in violation of applicable regulations. In order to avoid the possibility of being challenged by the relevant local authorities with respect to the absence of specific approvals for their BBS services, Shenzhen 7Road and Shanghai ICE have applied to the Guangdong Communications Administration and the Shanghai Communications Administration, respectively, for amendments of their ICP licenses to permit or continue to permit the operation of BBS services. As of the date of this annual report, Shenzhen 7 Road has not received any feedback from the Guangdong Communications Administration, and Shanghai ICE has been orally informed by a relevant official of the Shanghai Communications Administration that the Shanghai Communications Administration has suspended the granting of new permits for BBS services and that Shanghai ICE’s BBS services do not need to be specified in its ICP license. If relevant PRC authorities were to determine that either Shenzhen 7Road’s or Shanghai ICE’s BBS services are in violation of the BBS Measures due to the absence of such specific approval, Shenzhen 7Road or Shanghai ICE could be subject to fines up to five times the income it generated from such services and other penalties, including the shutdown of its Websites.

On December 29, 2011, the MIIT issued Several Provisions for Standardizing the Market Order of Internet Information Services (“Several Provisions”) which will take effect on March 15, 2012. With the aim of promoting the healthy development of the Internet information services market in China, the Several Provisions strengthen the regulation of the operations of Internet information service providers, including prohibiting Internet information service providers from infringing the rights and interests of other Internet information service providers, regulating evaluations provided by Internet information service providers regarding the services and products of other Internet information service providers, and regulating the installation and running of software by Internet information service providers. The Several Provisions also provide various rules to protect the interests of Internet information users, such as requesting Internet information service providers to take measures to protect the privacy information of their users and prohibiting Internet information service providers from cheating and misleading their users.

Online News Dissemination

On September 25, 2005, the Administrative Regulations for Internet News Information Services (“News Regulations”) were jointly promulgated by the SCIO and the MIIT to replace the previous Provisional Rules for the Administration of the Operation of News Publication Services by Web Sites (“Old News Rules”) issued on November 7, 2000. The News Regulations stipulate that general Websites established by non-news organizations, such as Sohu, may publish news released by certain official news agencies if such Websites satisfy the requirements set forth in Article 8 of the News Regulations but may not publish news items produced by themselves or other news sources. The News Regulations also require the general Websites of non-news organizations to apply to the SCIO at the national level for approval after securing the consent of the SCIO at the provincial level before they commence providing news dissemination services.

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

Internet Medical, Health and Pharmaceuticals Information Dissemination

On May 1, 2009, the Ministry of Health (”MOH”) issued the Measures for the Administration of Internet Medical and Healthcare Information Services which replaced the previous Measures for the Administration of Internet Medical and Health Information Services issued by the MOH on January 8, 2001. These measures stipulate that the MOH is responsible for reviewing the qualifications of Websites and approving their publication of health-related information. In addition, under the Measures for the Administration of Internet Pharmaceuticals Information Services issued by the State Food and Drug Administration (“SFDA”) on July 8, 2004, the formal approval of the SFDA or one of its local branches is required before a Website may disseminate information concerning pharmaceuticals.

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

On December 11, 2009, Sohu Internet received a renewed SFDA approval. Sohu Internet obtained the aforementioned approvals from the MOH and completed the registration process with the MOH on September 3, 2012.

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

On December 20, 2007, the SARFT and the MIIT jointly issued the Rules for the Administration of Internet Audiovisual Program Services (“Document 56”), which came into effect as of January 31, 2008. Document 56 requires all online audio and video service providers to be either state-owned or state-controlled. They also encourage state-owned entities to actively invest in online audiovisual services. However, at a press conference held on February 3, 2008 the SARFT and the MIIT clarified that online audio-visual service providers that were already lawfully operating prior to the issuance of Document 56 may re-register and continue to operate without becoming state-owned or controlled, provided that such providers do not engage in any unlawful activities. This exemption will not be granted to service providers set up after Document 56 was issued. As we were already engaged in online audiovisual transmission prior to the issuance of Document 56, we are presumably exempted from the requirement of being state-owned or state-controlled.

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

Internet Publishing

The Rules for the Administration of the Publications Market, issued by the GAPP on July 16, 2003, define the online distribution of publications as the offering of online subscriptions for, and the purchase, storage, shipment, and sale of, publications over the Internet. In addition, the Provisional Rules for the Administration for Internet Publishing (“Internet Publishing Rules”), jointly issued by the GAPP and the MIIT on June 27, 2002, define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works primarily include content or articles (a) formerly published publicly in other media such as books, newspapers, periodicals, audio-visual products and electronic publications and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited. Under the Internet Publishing Rules, Web portals such as ours are required to apply to and register with the GAPP before distributing Internet publications.

On December 22, 2010, Sohu Internet obtained a renewed Internet publishing license issued by the GAPP. For the details of the Internet publishing licenses held by Changyou’s VIEs, see Specific Regulations—Regulation of the Online Game Services – Online Games and Culture Products”.

Online Cultural Products

On May 10, 2003, the MOC issued the Provisional Regulations for the Administration of Online Culture (“Online Culture Regulations”), which took effect on July 1, 2003 and were amended on July 1, 2004. On February 17, 2011, the MOC issued the new Provisional Regulations for the Administration of Online Culture (“New Online Culture Regulations”), which took effect on April 1, 2011, to replace the previous regulations. The New Online Culture Regulations apply to entities engaging in activities related to “Internet cultural products,” which include those cultural products that are produced specially for Internet use, such as online music and entertainment, online games, online plays, online performances, online works of art and web animations, and those cultural products that, through technical means, produce or reproduce music, entertainment, games, plays and other art works for Internet dissemination. Pursuant to the New Online Culture Regulations, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in any of the following types of activities:

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

On September 3, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (“the MOC Notice”). The MOC Notice provides that direct links to online music will be defined as engaging in the online music business and therefore an Online Culture Operating Permit is required for providing such search services. In addition, the MOC Notice requires any domestic music products to be filed with the MOC within 30 days after being made available online. Imported music products must be approved by the MOC before being made available online.

In September 2011, November 2011, March 2012, March 2012, August 2012 and October 2012, respectively, the MOC issued a renewed Online Culture Operating Permit to Sogou Information, Sohu Internet, Gamease, Guanyou Gamespace, Shenzhen 7Road and Shanghai ICE, authorizing these entities to provide relevant online services. These permits are subject to annual inspections.

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

Under the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them provide regular updates to the local public security bureau regarding information security and censorship systems for their Websites. In this regard, on October 1, 2004, the Administrative Rules on the Filing of Commercial Websites were promulgated by the Beijing Administration of Industry and Commerce (Beijing AIC), to replace the Detailed Implementing Rules for the Measures for the Administration of Commercial Website Filings for the Record promulgated by the Beijing AIC on September 1, 2000. The Administrative Rules on the Filing of Commercial Websites state that operators of Websites must comply with the following requirements:

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

In addition, the PRC government has issued several regulations concerning the installation of filter software to filter out unhealthy and vulgar content from the Internet. In April 1, 2009, the Ministry of Education, the MIIT and certain other PRC ministries and agencies issued a notice requiring that, by the end of May 2009, all computer terminals connected with the Internet at all elementary and secondary schools be able to include and operate Green Dam-Youth Escort, which is software aimed at filtering out unhealthy and vulgar content in text and graphics from the Internet and which, according to the official Website of the software, may be used to control time spent on the Internet, prohibit access to computer games, and filter out unhealthy Website. The MIIT further expanded the scope of required use of this filter software by issuing a notice on May 19, 2009 requiring that, effective as of July 1, 2009, all computers manufactured and sold in China have the latest available version of Green Dam-Youth Escort preinstalled when they leave the factory and that all imported computers have the latest available version of Green Dam-Youth Escort preinstalled before being sold in China. Green-Dam Youth Escort is to be preinstalled on the hard drive of the computer or in the form of a CD accompanying the computer and is also to be included in the backup partition and system restore CD. However, on June 30, 2009, the MIIT postponed the implementation of this requirement regarding pre-installation of Green Dam-Youth Escort.

The Chinese government also has stringent regulations on online pornographic information and launched several crackdowns on Internet pornography in 2009. On December 4, 2009, the MIIT and three other PRC government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (“Anti-Pornography Notice”), to further crackdown on online pornography. Pursuant to the Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. During the Anti-Pornography campaign, many Websites (including mobile Websites) that contained pornography were closed down. In addition, China Mobile Communication Corporation (“China Mobile”) announced a temporary suspension of billing for Wireless Application Protocol (“WAP”) services, as a means of fighting against Websites providing pornographic content.

Micro-blog

On December 26, 2011, the Beijing Municipal News Office, together with the Beijing Municipal Public Security Bureau, the Beijing Municipal Communications Administration and the Beijing Municipal Internet Information Office, jointly issued the Several Measures on the Administration of the Development of Micro-blog in Beijing (“Micro-blog Measures”), which took effect on the same date. The Micro-blog Measures stipulates that all micro-blog operators in Beijing must require their users to register with their real names and that all micro-blog operators must complete procedures required by the Internet information content regulatory authority of Beijing for the operation of micro-blog services. The Micro-blog Measures provide a period of three months for micro-blog operators to complete the procedures required by the regulatory authority for the operation of micro-blog services and real name registration of their users beginning on the effective date of the Micro-blog Measures.

In order to comply with the Micro-blog Measures, we have added additional clauses into the agreements between the users of our micro-blog service and us requesting our micro-blog users to register using their real names.

Privacy Protection

The PRC Constitution states that PRC law protects the freedom and privacy of the communications of citizens and prohibits infringement of such rights. In recent years, PRC government authorities have issued various regulations on the use of the Internet that are designed to protect personal information from unauthorized disclosure. For example, the Internet Measures prohibit an Internet information services provider from insulting or slandering a third party or infringing upon the lawful rights and interests of a third party. Under the BBS Measures, ICPs that provide electronic messaging services must not disclose any user’s personal information to any third party without such user’s consent, unless the disclosure is required by PRC law. ICPs are subject to legal liability if unauthorized disclosure causes damage or losses to users. In addition, PRC regulations authorize PRC telecommunication authorities to demand rectification of unauthorized disclosure by ICPs.

Chinese law does not prohibit ICPs from collecting and analyzing personal information from their users. The PRC government, however, has the power and authority to order ICPs to submit personal information of an Internet user if such user posts any prohibited content or engages in illegal activities on the Internet. In addition, the MIIT promulgated the Several Provisions on Regulating the Market Order of Internet Information Services, which became effective as of March 15, 2012. This regulation stipulates that ICPs must not, without users’ consent, collect information on users that can be used, alone or in combination with other information, to identify the user, or User Personal Information, and may not provide any User Personal Information to third parties without prior user consent. ICPs may only collect User Personal Information necessary to provide their services and must expressly inform the users of the method, content and purpose of the collection and processing of such User Personal Information. In addition, an ICP may use User Personal Information only for the stated purposes under the ICP’s scope of services. ICPs are also required to ensure the proper security of User Personal Information, and take immediate remedial measures if User Personal Information is suspected to have been disclosed. If the consequences of any such disclosure are expected to be serious, the ICP must immediately report the incident to the telecommunications regulatory authorities and cooperate with the authorities in their investigations. In addition, the PRC government has the power and authority to order ICPs to submit personal information of an Internet user if such user posts any prohibited content or engages in any illegal activity on the Internet. We require our users to accept a user agreement whereby they agree to provide certain personal information to us. If we violate these regulations, the MIIT or its local bureaus may impose penalties and we may be liable for damage caused to our users.

On December 28, 2012, the Standing Committee of the National People’s Congress enacted the Decision to Enhance the Protection of Network Information (“Information Protection Decision”), to further enhance the protection of User Personal Information in electronic form. The Information Protection Decision provides that ICPs must expressly inform their users of the purpose, manner and scope of the ICPs’ collection and use of User Personal Information, publish the ICPs’ standards for their collection and use of User Personal Information, and collect and use User Personal Information only with the consent of the users and only within the scope of such consent. The Information Protection Decision also mandates that ICPs and their employees must keep strictly confidential User Personal Information that they collect, and that ICPs must take such technical and other measures as are necessary to safeguard the information against disclosure.

Our current security measures and those of the third parties with whom we transact business may not be adequate for the protection of User Personal Information. In addition, we do not have control over the security measures of our third-party online payment vendors. Security breaches of our system and the online payment systems that we use could expose us to litigation and liability for failing to secure confidential customer information and could harm our reputation, ability to attract customers and ability to encourage customers to purchase virtual items.

Regulation of the Online Advertising Services

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

Search and Others Services

Censorship of Online Music Content

On September 3, 2009, the MOC issued a Notice on Strengthening and Improving the Content Censorship of Online Music Content (“MOC Notice”). The MOC Notice provides that providing direct links to online music will constitute engaging in the online music business, and that therefore an Online Culture Operating Permit is required for providing such search services. In addition, the MOC Notice requires any domestic music products to be filed with the MOC within 30 days after being made available online. Further, the MOC Notice provides that imported music products must be approved by the MOC before being made available online.

Sogou Information applied for an Online Culture Operating Permit and received it on November 9, 2010. The permit was renewed on September 20, 2011.

Regulation of the Online Game Services

Online Games and Cultural Products

In September 2009, the GAPP, together with the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications jointly issued the Notice on Further Strengthening on the Administration of Pre-examination and Approval of Online Game and the Examination and Approval of Imported Online Game (“GAPP Online Game Notice”). The GAPP Online Game Notice states that foreign investors are not permitted to invest in online game operating businesses in China via wholly foreign-owned entities, China-foreign equity joint ventures or cooperative joint ventures or to exercise control over or participate in the operation of domestic online game businesses through indirect means, such as other joint venture companies or contractual or technical arrangements. If the VIE structure of Changyou was deemed under the GAPP Online Game Notice to be an “indirect means” for foreign investors to exercise control over or participate in the operation of a domestic online game business, the VIE structure of Changyou might be challenged by the GAPP. We are not aware of any online game companies which use the same or similar VIE contractual arrangements as those Changyou uses having been challenged by the GAPP as using those VIE arrangements as an “indirect means” for foreign investors to exercise control over or participate in the operation of a domestic online game business or having been penalized or ordered to terminate operations since the GAPP Online Game Notice first became effective, but it is unclear whether and how the GAPP Online Game Notice might be interpreted or implemented in the future.

On February 21, 2008, GAPP issued the Rules for the Administration of Electronic Publications, (“Electronic Publication Rules”), which regulate the production, publishing and importation of electronic publications in the PRC and outline a licensing system for business operations involving electronic publishing. Under the Electronic Publication Rules and other related regulations issued by the GAPP, online games are classified as a type of electronic publication or Internet publication that may only be provided by a licensed electronic publishing entity with a standard publication code, and establishment of an electronic publishing entity must be approved by the GAPP. Electronic publishing entities are responsible for assuring that the content of electronic publications comply with relevant PRC law and regulations, and must obtain the approval of the GAPP before publishing foreign electronic publications.

The Tentative Measures for Internet Publication Administration (“Internet Publication Measures”), which were jointly promulgated by the GAPP and the MIIT and became effective in 2002, impose a license requirement for any company that intends to engage in Internet publishing, which is defined as any act by an ICP to select, edit and process content or programs and to make such content or programs publicly available on the Internet. As the provision of online games is deemed to be an Internet publication activity, an online game operator must obtain an Internet publishing license and a publishing number for each of its games in operation in order to directly make those games publicly available in the PRC. Although the Internet Publication Measures do not specifically authorize such a practice, an online game operator is generally able to publish its games and obtain publishing numbers for those games through third-party licensed electronic publishing entities and register the games with the GAPP as electronic publications.

Gamease, which is the operator of TLBB, BO, BH2 and certain other licensed MMOGs, Shenzhen 7Road, which is the operator of DDTank, Wartune and certain other games developed by 7Road, and Guanyou Gamespace, which is the operator of DMD, obtained Internet publishing licenses on December 10, 2010, September 2, 2011, and October 13, 2011, respectively. Shanghai ICE, which is the operator of SJQY, is in the process of applying for an Internet publishing license. TLBB, BO, BH2, DDTank, Wartune, SJQY and some of Changyou’s other games were historically published through third parties that were licensed electronic publishing entities, because Gamease, Shenzhen 7Road and Shanghai ICE had not obtained Internet publishing licenses at the time those online games were made publicly available. Although TLBB, BO and BH2 and certain of Changyou’s other existing games are currently published under an Internet publishing license held by Gamease and Shenzhen 7Road currently publishes Haishen and certain other games developed by 7Road under publishing numbers obtained through Shenzhen 7Road’s Internet publishing license, Shanghai ICE continues to publish SJQY and Shenzhen 7Road continues to publish DDTank, Wartune and certain other games developed by 7Road with publishing numbers obtained through third-party licensed electronic publishing entities, and Shenzhen 7Road intends to publish certain of its pipeline and future games with publishing numbers obtained through third parties. Current PRC regulations are not clear as to the consequence of obtaining publishing numbers through third-party electronic publishing entities. While we believe that arrangements like Changyou’s are acknowledged by the GAPP, in view of the lack of formal interpretation regarding this issue the GAPP might challenge Changyou’s current and past practices and could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of Changyou’s business license, or the forced discontinuation of or restrictions on its operations.

The MOC issued the New Provisional Regulations for the Administration of Online Culture, (“Online Culture Regulations”), which took effect on April 1, 2011 and replaced the Provisional Regulations for the Administration of Online Culture. The Online Culture Regulations apply to entities engaging in activities related to “Internet cultural products,” which include cultural products that are produced specifically for Internet use, such as online music and entertainment, online games, online plays, online performances, online works of art and Web animation, and other online cultural products that through technical means, produce or reproduce music, entertainment, games, plays and other art works for Internet dissemination. Under the New Online Culture Regulations, commercial entities are required to apply to the relevant local branch of the MOC for an Online Culture Operating Permit if they engage in the production, duplication, importation, release or broadcasting of Internet cultural products; the dissemination of online cultural products on the Internet or the transmission of such products via Internet or mobile phone networks to user terminals, such as computers, phones, television sets and gaming consoles, or Internet surfing service sites such as Internet cafés; or the holding or exhibition of contests related to Internet cultural products.

In January 2008, Gamease obtained an Online Culture Operating Permit; Guanyou Gamespace obtained an Online Culture Operating Permit in June 2011; Shanghai ICE obtained an Online Culture Operating Permit in December 2010; and in June 2010, Shenzhen 7Road obtained an Online Culture Operating Permit.

The Interim Measures for the Administration of Online Games, (“Online Game Measures”), issued by the MOC, which took effect on August 1, 2010, regulate a broad range of activities related to the online games business, including the development, production and operation of online games, the issuance of virtual currencies used for online games, and the provision of virtual currency trading services. The Online Game Measures provide that any entity that is engaged in online game operations must obtain an Online Culture Operating Permit, and require the content of an imported online game to be examined and approved by the MOC prior to the game’s launch and a domestic online game to be filed with the MOC within 30 days after its launch. The Notice of the Ministry of Culture on the Implementation of the Interim Measures for the Administration of Online Games, which was issued by the MOC on July 29, 2010 to implement the Online Game Measures, (i) requires online game operators to protect the interests of online game users and specifies certain terms that must be included in service agreements between online game operators and the users of their online games, (ii) specifies content review of imported online games and filing procedures for domestic online games, (iii) emphasizes the protection of minors playing online games and (iv) requests online game operators to promote real-name registration by their game users. Changyou has filed its games TLBB, DDTank, Wartune, BO, BH2, DMD, DHSH and certain of its other existing games with the MOC and is in the process of preparing such filings for its recently launched games, such as Haishen. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any required new permits, approvals or registrations or make any new filings on a timely basis, it may be subject to various penalties, including fines and a requirement that it discontinue or limit its operations.

The Notice on Strengthening the Approval and Administration of Imported Online Games(“GAPP Imported Online Game Notice”), which was issued by the GAPP and took effect in July 2009, states that the GAPP is the only governmental department authorized by the PRC State Council to approve the importation of online games from offshore copyright owners, and that any enterprise which engages in online game publication and operation services within China must have the game examined and approved by the GAPP and receive from the GAPP an Internet publishing license. Our VIEs Gamease, Guanyou Gamespace, and Shenzhen 7Road have obtained Internet publishing licenses from the GAPP. In addition, the GAPP Imported Online Game Notice states that activities which involve the showing, exhibition, trading and promotion of offshore online games in China also must be examined and approved by the GAPP.

The Notice Regarding Improving and Strengthening the Administration of Online Game Content (“Online Game Content Notice”), issued by the MOC in November 2009, calls for online game operators to improve and adapt their game models by (i) mitigating the predominance of the “upgrade by monster fighting” model, (ii) limiting the use of the “player kill” model (where one player’s character attempts to kill another player’s character), (iii) limiting in-game marriages among game players, and (iv) improving their compliance with legal requirements for the registration of minors and game time-limits.

Registration of Software Products

The Measures Concerning Software Products Administration (“Software Measures”), issued by the MIIT, which became effective in April, 2009 and replaced measures which had been in effect since 2000, permit software developers and producers to sell or license their software products independently or through agents, and software products developed in the PRC can be registered with the local provincial government authorities in charge of the information industry and filed with the MIIT. Upon registration, the software products are granted registration certificates which are valid for five years and may be renewed upon expiration. Under policies promulgated by the PRC State Council, software products developed in the PRC which satisfy the requirements of the Software Measures and have been registered and filed in accordance with the Software Measures may enjoy certain types of preferential treatment. PRC State Council policies provide that the MIIT and other relevant departments may supervise and inspect the development, production, sale, import and export of software products in the PRC. Changyou has registered software copyrights covering all of its significant copyrightable products and enhancements.

Import and Export of Software Technology

China imposes controls on the import and export of technology and software products. Under the Regulations on Administration of Import and Export of Technologies promulgated by the PRC State Council, the term “technology import and export” is defined to include, among other things, the transfer or licensing of patents and know-how, and the provision of services related to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by or registration with the relevant PRC governmental authorities. Under the Software Export Management and Statistics Measures promulgated in October 2001, if a company is classified as a Software Enterprise and has a minimum of RMB1 million in registered capital, it may engage in an export business after being registered with the relevant PRC governmental authorities. All contracts which relate to the export of software products, transfer of technology and provision of related services must be filed with the relevant PRC governmental authorities. The Measures for the Administration of Registration of Technology Import and Export Contracts, issued by the MOFCOM in February 2009, specify registration requirements related to the import and export of technology.

Changyou has entered into license agreements with third parties outside of China to license its games, which may be deemed to constitute the export of technology under the regulations. As a result, such licenses are required to be registered with applicable PRC governmental authorities. Although there are no explicit penalties set forth in these regulations for lack of such registration, failure to register an agreement where such registration is required may result in restrictions concerning foreign exchange, banking and taxation matters relating to such agreements. Changyou has not registered all of the game license agreements under which it authorize overseas third-party online game operators to operate its online games, and so far Changyou has not encountered any problems with respect to foreign exchange, banking and taxation matters relating to its license agreements, nor has it received any notice from any governmental authority requiring it to complete the registration of its game license agreements.

Information Security and Censorship relating to Online Game

In May, 2004, the MOC issued a Notice Regarding the Strengthening of Online Game Censorship (“Online Game Notice”). The Online Game Notice mandates the establishment of a new committee under the MOC that will screen the content of imported online games. In addition, all imported and domestic online games are required to be filed with the MOC. We have submitted the relevant filing documents to the MOC for the filing of all the games in operation.

In July, 2005, the MOC and the MIIT promulgated the Opinions on the Development and Administration of Online Game emphasizing the PRC government’s intent to foster and control the development of the online game industry in China and providing that the MOC will censor online games that “threaten state security,” “disturb the social order,” or contain “obscenity” or “violence.”

In April, 2009, the MOC issued a Public Announcement on Regulating Applications for the Examination of the Content of Imported Online Game (“Announcement”). The Announcement emphasizes that enterprises operating imported online games must have the content of those games examined and approved by the MOC.

Internet Cafés

Internet cafés are required to obtain an Online Culture Operating Permit from the MOC and file the permit with the State AIC, and are subject to requirements and regulations with respect to Internet cafés’ locations, size, number of computers, business hours and ages of their customers. In 2004, the MOC, the SAIC and some other governmental authorities jointly issued a notice to suspend issuance of new Internet café licenses. Though this nationwide suspension was generally lifted in 2005, local authorities have the authority in their discretion to control the number of new licenses and determine the recipients of new licenses. In addition, local and higher-level governmental authorities may from time to time strictly enforce customer age limits and other requirements relating to Internet cafés, as a result of the occurrence of, and media attention on, gang fights, arson or other incidents in or related to Internet cafés. On February 15, 2007, the MOC and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (“Internet Cafés Notice”), which imposed a nationwide suspension of approvals for the establishment of new Internet cafés in 2007 and imposed tougher penalties for Internet cafés that admitted minors. In 2008, 2009 and 2010, the MOC, the SAIC and other relevant government authorities, individually or jointly, issued several notices which provide various ways to strengthen the regulation of Internet cafés, including investigating and punishing the Internet cafés which accept minors, cracking down on Internet cafés without sufficient and valid licenses, limiting the total number of Internet cafés, screening unlawful games and Websites, and improving the coordination of regulation over Internet cafés and online games. As many of Changyou’s customers access their games from Internet cafés, any reduction in the number, or any slowdown in the growth, of Internet cafés in China as a result of stricter Internet café regulation will limit Changyou’s ability to maintain or increase its revenues and expand its customer base.

Protection of Minors

On April 15, 2007, the MIIT, the GAPP, the Ministry of Education and five other government authorities jointly issued a Notice on the Implementation of Online Game Anti-Fatigue System to Protect the Physical and Psychological Health of Minors (“Anti-Fatigue Notice”). Pursuant to the Anti-Fatigue Notice, online game operators are required to install an “anti-fatigue system” that discourages game players from playing games for more than five hours per day. Under the anti-fatigue system, three hours or less of continuous play by minors is considered to be “healthy,” three to five hours to be “fatiguing,” and five hours or more to be “unhealthy.” Game operators are required to reduce the value of in-game benefits to a game player by half if the game player has reached “fatiguing” level, and to zero in the case of “unhealthy” level.

To identify whether a game player is a minor and thus subject to the anti-fatigue system, there was adopted a real-name registration system, which requires online game players to register their real identity information before they play online games and requires us to submit the identity information of game players to the public security authority for verification. On July 1, 2011, the GAPP, the MIIT, the Ministry of Education and five other PRC governmental authorities issued a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (“Real-name Registration Notice”), which took effect on October 1, 2011, to strengthen the implementation of the anti-fatigue system and real-name registration. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s ID to play Internet games and, accordingly, the Real-name Registration Notice imposes stringent punishments on online game operators that do not implement the required anti-fatigue and real-name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is to require termination of the operation of the online game if the operator is found to be in violation of the Anti-Fatigue Notice, the Monitor System Circular or the Real-name Registration Notice. We developed our own anti-fatigue and real-name registration systems for our games, and implemented them beginning in 2007. Under our systems, game players must use real identification in order to create accounts, and in this way, we are able to tell which of our game players are minors and thus subject to these regulations. For game players who do not register, we assume that they are minors. In order to comply with the anti-fatigue rules, game players under 18 years of age only receive half of the experience time they actually earn after three hours of play. And, after five hours of play, minors receive no experience points. We use this system to disincentivize minors from playing in excess of five hours at a time.

On January 15, 2011, the MOC, the MIIT and six other PRC central government authorities jointly issued a circular entitled Implementation of Online Game Monitor System of the Guardians of Minors (“Monitor System Circular”), aiming to provide specific protection measures to monitor the online game activities of minors and curb addictive online game play behaviors of minors. Under the Monitor System Circular, online game operators are required to adopt various measures to maintain a system to communicate with the parents or other guardians of minors playing online games and online game operators are required to monitor the online game activities of minors, and must suspend the account of a minor if so requested by the minor’s parents or guardians. The monitor system was formally implemented commencing March 1, 2011.

Virtual Currency

On February 15, 2007, the MOC, the People’s Bank of China (“PBOC”), and other relevant government authorities jointly issued the Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (“Internet Cafés Notice”). Under the Internet Cafés Notice, the PBOC is directed to strengthen the administration of the virtual currency in online games to avoid any adverse impact on the real economic and financial order. The Internet Cafés Notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase virtual items.

On June 4, 2009 the MOC and the MOFCOM jointly issued the Notice on the Strengthening of Administration on Online Game Virtual Currency (“Virtual Currency Notice”). Virtual currency is broadly defined in the Virtual Currency Notice to be a type of virtual exchange instrument issued by Internet game operation enterprises, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by the Internet game operation enterprises in electronic record format and represented by specific numeric units. Virtual currency is used to exchange Internet game services provided by the issuing enterprise for a designated time, and is represented by several forms, such as prepaid game cards, prepaid amounts or Internet game points, and does not include game props obtained from playing online games. Notably, game props (i.e., virtual items or equipment used in a particular game), are explicitly excluded from the definition of virtual currency. The Virtual Currency Notice specifically states that game props should not be confused with virtual currency and that the MOC, jointly with other authorities, will issue separate rules to govern them.

On July 20, 2009, the MOC promulgated Filing Guidelines on Online Game Virtual Currency Issuing Enterprise and Online Game Virtual Currency Trading Enterprise, which specifically define the meanings of “issuing enterprise” and “trading enterprise” and stipulate that both businesses cannot be operated by the same enterprise.

Regulation of Wireless Services

The business activities of Sohu Internet, GoodFeel and Yi He Jia Xun include the provision of wireless services, including services relating to Short Messaging Service (“SMS”), Interactive Voice Response (“IVR”), mobile games and Ring Back Tone (“RBT”).

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

Yi He Jia Xun, GoodFeel and Sohu Internet were granted renewed licenses to provide trans-regional wireless services, which are classified as value-added telecommunication services, on December 31, 2011, November 19, 2010, and November 11, 2011, respectively.

Miscellaneous

Laws and Regulations Related to International Connections for Computer Information Networks

The PRC State Council and the MIIT have promulgated regulations governing international connections for PRC computer networks, including:

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

On May 18, 2006, the PRC State Council promulgated the Regulations on the Protection of the Right to Network Dissemination of Information. Under these regulations, an owner of the network dissemination rights with respect to written works or audio or video recordings who believes that information storage, search or link services provided by an Internet service provider infringe his or her rights may require that the Internet service provider delete, or disconnect the links to, such works or recordings.

Since 2005, the National Copyright Administration (“NCA”), together with certain other PRC governmental authorities, have jointly launched annual campaigns, which normally last for three to four months every year, specifically aiming to crack down on Internet copyright infringement and piracy in China. According to the Notice of 2010 Campaign to Crack Down on Internet Infringement and Piracy promulgated by the NCA, the Ministry of Public Security and the MIIT on July 19, 2010, one of the main targets, among others, of the 2010 campaign was Internet audio and video programs. From the time the 2010 campaign commenced in late July, the local branches of the NCA focused on popular movies and television series, newly published books, online games and animation, music and software and illegal uploading or transmission of a third party’s works without proper license or permission, sales of pirated audio/video and software through e-commerce platforms, providing search links, information storage, web hosting or Internet access services for third parties engaging in copyright infringement or piracy and infringement by the use of mobile media. In serious cases, the operating permits of the Websites engaging in illegal activities may be revoked, and such Websites may be ordered to shut down.

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

On 17 December, 2012, PRC Supreme People's Court promulgated the Provisions on Several Issues Concerning the Application of Law for Trial of Civil Dispute Cases Involving Infringement of the Right to Network Dissemination of Information (“Network Dissemination of Information Provision”). The Network Dissemination of Information Provisions stipulate that the dissemination by network users or network service providers of written works, performance or audio or video recordings without the permission of the holder of the rights to such dissemination will constitute infringement of such rights, and that network service providers that aid or abet any network user’s infringement of the rights of another to network dissemination of any works or recordings may be liable for such network user’s infringing activities.

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

On May 31, 2010, the SAIC issued the Interim Measures for the Administration of Online Commodities Trading and Relevant Services (“Online Commodities Trading Measures”), which took effect on July 1, 2010, to regulate online commodity trading and online service activities. The Online Commodities Trading Measures stipulate various obligations of online service providers, including the obligation to protect the interests of customers. Under the Online Commodities Trading Measures, online service providers are required to ensure that information released by their online services is authentic, accurate, and complete and that it complies with all applicable laws in respect of intellectual property rights protection and anti-unfair competition in providing online services.

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

The State Commission for the Administration of Cryptography changed its name to the State Cryptography Administration Bureau (“SCAB”) in March 2005. The SCAB maintains authority over the importation, research, production, sale and use of cryptographic products in China (“products” are defined to include any cryptographic technologies and products to be applied in the encryption or secure authentication of information, other than state secrets). Legislation was issued to restrict the importation, research, production and sale of encryption products and requiring that the encryption functions of such products be placed in escrow with the SCAB for reasons of national security.

We are in full compliance with current PRC legislation governing encryption software.

Regulation of M&A and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the MOC, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the SAIC, the China Securities Regulatory Commission (“CSRC”), and the SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rule”), which became effective on September 8, 2006. The M&A Rule includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official Website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC. The application of this new PRC regulation remains unclear, with no consensus currently existing among leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.

The M&A Rules also establish procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise.

In February 2011, the General Office of the PRC State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“Circular 6”), which established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns. In August 2011, the MOFCOM promulgated the Rules on Implementation of Security Review System (“MOFCOM Security Review Rules”), to replace the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the MOFCOM in March 2011. The MOFCOM Security Review Rules, which came into effect on September 1, 2011, provide that the MOFCOM will look into the substance and actual impact of a transaction and prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions.

Laws and Regulations Related to Antitrust

On August 30, 2007, the Standing Committee of the National People’s Congress of the PRC adopted the PRC Antitrust Law (“Antitrust Law”), which took effect on August 1, 2008. Pursuant to the Antitrust Law, monopolistic conduct, including entering into monopoly agreements, abuse of dominant market position and concentration of undertakings that have the effect of eliminating or restricting competition, is prohibited. To further implement the Antitrust Law and clarify certain issues, the State Council, MOFCOM, the National Development and Reform Commission (“NDRC ”) and SAIC, issued several regulations and rules, including the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council on August 3, 2008, the Regulation on the Prohibition of Acts Involving Monopolistic Agreements issued by the SAIC on December 31, 2010, the Regulation on the Prohibition of Conduct Constituting an Abuse of a Dominant Market Position issued by the SAIC on December 31, 2010, the Regulation on the Prevention of Conduct Constituting an Abuse of Administrative Powers to Eliminate or Restrict Competition by the SAIC on December 31, 2010, the Anti-Price Monopoly Regulation issued by the NDRC on 29 December 2010, the Declaration Rules for Concentrations of Undertakings issued by the MOFCOM on November 21, 2009, the Assessment Rules for Concentration of Undertakings issued by the MOFCOM on November 24, 2009, and the Provisional Measures on the Investigation and Handling of Concentrations between Business Operators which Were Not Notified in Accordance with the Law issued by the MOFCOM on December 30, 2011.

Taken together these various laws and regulations provide for the following:

Monopoly Agreement: competing business operators may not enter into monopoly agreements that eliminate or restrict competition, such as by boycotting transactions, fixing or changing the price of commodities, limiting the output of commodities, fixing the price of commodities for resale to third parties, unless such agreements satisfy the exemptions under the Antitrust Law, such as improving technologies or increasing the efficiency and competitiveness of small and medium-sized enterprises. Sanctions for violations include an order to cease the relevant activities, confiscation of illegal gains and fines (from 1% to 10% of sales revenue from the previous year, or RMB 500,000 if the intended monopoly agreement has not been performed).

Abuse of Dominant Market Position: a business operator with a dominant market position may not abuse its dominant market position to conduct acts such as selling commodities at unfairly high prices or buying commodities at unfairly low prices, selling products at prices below cost without any justifiable cause, and refusing to trade with a trading party without any justifiable cause. Dominant market position refers to a market position held by a business operator having the capacity to control the price, quantity or other trading conditions of commodities in the relevant market, or to hinder or affect any other business operator to enter the relevant market, which will be determined based on the market share of the relevant business operator, capacity of a business operator to control the sales market, the degree of dependence of other business operators upon the business operator in question in transactions, and the degree of difficulty for other business operators to enter into the relevant market. Sanctions for violation of the prohibition on the abuse of dominant market position include an order to cease the relevant activities, confiscation of illegal gains and fines (from 1% to 10% of sales revenue from the previous year).

Concentration of Enterprises: pursuant to the Antitrust Law, where a concentration of enterprises reaches the declaration threshold stipulated by the State Council, a declaration must be lodged in advance with the antitrust authority under the State Council. Otherwise, the concentration cannot be effected. Concentration refers to (1) a merger of enterprises; (2) acquiring control over other enterprises by an enterprise through acquiring equities or assets; or (3) acquiring control over, or the possibility of exercising decisive influence on, an enterprise by contract or by any other means. Under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, the thresholds for prior notification of concentration of enterprises are the following:

•

the combined worldwide turnover of all of the subject enterprises in the preceding financial year is more than RMB 10 billion, and the nationwide turnover within China of each of at least two of the subject enterprises in the preceding financial year is more than RMB 400 million; or

•

the combined nationwide turnover within China of all the subject enterprises in the preceding financial year is more than RMB 2 billion, and the nationwide turnover within China of each of at least two of the subject enterprises in the preceding financial year is more than RMB 400 million.

If business operators fail to comply with these mandatory declaration provisions, the antitrust authority is empowered to terminate and/or unwind the transaction, dispose of relevant assets, shares or businesses and impose fines up to RMB 500,000.

Regulation of Foreign Currency Exchange and Dividend Distribution

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (“FX Regulations”), which were last amended in August 2008. Under the FX Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. On August 29, 2008, the SAFE issued a notice, Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, the SAFE increased its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without the SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer cash or other assets from Sohu Limited, 7 Road, Changyou and/or our other non-PRC subsidiaries into our subsidiaries in the PRC, which may adversely affect our business expansion and we may not be able to convert the net proceeds into RMB to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

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

In October 2005, the SAFE promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles (“Circular 75”). Under Circular 75, which was issued by SAFE effective November 1, 2005, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to the registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. Moreover, Circular 75 applies retroactively. As a result, PRC residents who, prior to November 1, 2005, had established or acquired control of offshore companies that had made onshore investments in the PRC prior to were required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006.

Since May 2007, the SAFE has issued a series of guidance to its local branches with respect to the operational process for the SAFE registration under Circular 75, including the Notice of SAFE on Printing and Distributing the Implementing Rules for the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (“Circular 19”), which went into effect on July 1, 2011. The guidance provides more specific and stringent supervision of the registration required by Circular 75. For example, the guidance imposes obligations on onshore subsidiaries of an offshore entity to make true and accurate statements to the local SAFE authorities regarding any shareholder or beneficial owner of the offshore entity who is a PRC citizen or resident. Untrue statements by the onshore subsidiaries will lead to potential liability for the subsidiaries and, in some instances, for their legal representatives and other related individuals.

Under the relevant rules, failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including increases in its registered capital, payment of dividends and other distributions to its offshore parent or affiliate and capital inflows from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. PRC residents who control our company from time to time are required to register with the SAFE in connection with their investments in us.

On December 25, 2006, the PBOC issued the Administration Measures on Individual Foreign Exchange Control and related Implementation Rules were issued by the SAFE on January 5, 2007. Both became effective on February 1, 2007. Under these regulations, all foreign exchange transactions involving an employee share incentive plan, share option plan, or similar plan participated in by onshore individuals may be conducted only with approval from the SAFE or its authorized branch. Under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company (“Offshore Share Incentives Rules”), which was issued by the SAFE on February 15, 2012, PRC citizens who are granted share options, restricted share units or restricted shares by an overseas publicly listed company are required to register with the SAFE or its authorized branch and to comply with a series of other requirements. On February 21, 2012, the SAFE approved our application to designate our PRC subsidiary AmazGame to handle registrations and other procedures required by the Offshore Share Incentives Rules. In November 2011, the SAFE approved our application to designate our PRC subsidiary Sohu Media to handle the registrations and other procedures required by the Stock Option Rule. In February 2012, the SAFE approved Changyou’s application to designate its PRC subsidiary AmazGame to handle the registrations and other procedures required by the Offshore Share Incentive Rules. If we, Changyou or the PRC employees of Changyou and us who hold options, restricted share units or restricted shares fail to comply with these registration or other procedural requirements, we, Changyou and/or such employees may be subject to fines and other legal sanctions.

The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), which was amended in October 2000, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Furthermore, effective from January 1, 2008, under the Corporate Income Tax Law, the maximum tax rate for the withholding tax imposed on dividend payments from PRC foreign invested companies to their overseas investors that are not regarded as “resident” for tax purposes is 20%. The rate was reduced to 10% under the Implementing Regulations for the PRC Corporate Income Tax Law issued by the PRC State Council. However, a lower withholding tax rate of 5% might be applied if there is a tax treaty between China and the jurisdiction of the foreign holding companies, such as is the case with Hong Kong, and certain requirements specified by PRC tax authorities are satisfied.

Laws and Regulations Related to Employment and Labor Protection

On June 29, 2007, the National People's Congress promulgated the Employment Contract Law of PRC (“Employment Contract Law”), which became effective as of January 1, 2008. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

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

On September 18, 2008, the PRC State Council promulgated the Implementing Regulations for the PRC Employment Contract Law which came into effect immediately. These regulations interpret and supplement the provisions of the Employment Contract Law.

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

We have registered three service marks with the U.S. Patent and Trademark Office. They are (i) Sohu.com, registered on August 1, 2000; (ii) Sohu.com (stylized), registered on August 1, 2000; and (iii) Sohu, registered on June 13, 2000. We received the registration certificate for the mark “SOHU.com” issued by the China Trademark Office in September 2000. We have also filed registration applications with the China Trademark Office to register other key marks, including Sohu.com logos, Sohu Fox logos, 17173, www.focus.com.cn, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL logos, DMD, DHSH, 7Road, DDTank, Wartune and 17173 and their corresponding Chinese version marks. We succeeded in registering certain marks such as Sohu.com logos, Sohu Fox logos, www.focus.com.cn, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL Logos, DMD, DHSH, DDTank and 17173 in the PRC under certain classes, while the others are still under examination by the China Trademark Office. We also filed registration of trademarks relating to our subsidiary companies’ names and Changyou’s MMOGs in various countries and regions, such as the United States, European Union, Turkey, Japan, South Korea, Malaysia, Vietnam, Taiwan and Hong Kong. Our rights to these marks could be affected adversely if any of our applications are rejected. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to distinguish our brand and possibly leading to customer confusion.

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

TECHNOLOGY INFRASTRUCTURE

We have built what we believe is a reliable and secure network infrastructure, that will fully support our operations, which include one of the most comprehensive matrices of Chinese language content and services and one of the most popular online games in China.

Chinese Language Content and Services

As of December 31, 2012 we maintained approximately 20,000 servers located in Internet data centers in over sixty major cities in China, To fully support our operation of the Chinese language content and services, we have established six main service provision centers in Beijing through China Mobile, China United Network Communication Group Company Limited (“China Unicom”), and China Telecom Corporation (“China Telecom”) to support most of our core services. China Mobile, China Unicom, and China Telecom are the three largest Internet connection service providers in China and their nodes in Beijing are one of their core nodes across China. In addition, we have established many branch nodes in different provinces throughout China through different Internet connection operators, such as China Mobile, China Unicom, China Telecom, CERNET and etc. in order to establish national coverage and provide fast and stable access to our Website properties to users across China.

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

Online Games

Changyou has also built what we believe is a reliable and secure network infrastructure that will fully support its online game operations. In order to maintain stable operations of its MMOGs, as of December 31, 2012 Changyou maintained approximately 8,270 servers located in Internet data centers in nine major cities in China, with the capacity to accommodate up to 4.7 million concurrent game players, and a sufficient amount of connectivity bandwidth to maintain such service. In order to enhance its game players’ experience and minimize the impact of cross-region connections, Changyou has located its game servers in a number of regions throughout China, enabling its game players to play its games by connecting to the nearest servers located in the game players’ region without needing to exchange data across the national backbone network. As we do, Changyou has technical support employees to maintain its current technology infrastructure and develop new software features to further enhance the functionality of its management and security systems. Changyou monitors the operation of its server network 24 hours a day, seven days a week. Changyou’s remote control system allows it to track its concurrent online users in real time, and to discover and fix problems in the operation of hardware and software in its server network in a timely fashion. In addition, Changyou frequently updates its game servers to ensure the stability of the servers’ operation and reduce risks.

EMPLOYEES

As of December 31, 2012, we had 9,681 full-time and part-time employees. We also employ independent contractors to support our research and development, sales, marketing, and editorial departments. None of our personnel are represented under collective bargaining agreements.

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

As a company operating in the rapidly evolving PRC Internet market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•	continue to attract users to remain with us and use our products and services as the primary means of surfing the Internet switches from traditional PCs to mobile phones or other portable devices;

•	continue to attract a larger audience to our matrices of Chinese language content and services by expanding the type and technical sophistication of the content and services we offer;

•	develop a sufficiently large customer and user base for our search and others business;

•	maintain and attract online game users by periodically updating our existing online games and developing and launching new online games;

•	increase the revenues derived from our fee-based services and products we offer online;

•	build our Sohu.com, focus.cn, 17173.com, search and others, online game, and other businesses successfully;

•	attract and retain qualified personnel; and

•	effectively control our increased costs and expenses as we expand our business.

Our operating results are likely to fluctuate significantly and may differ from market expectations.

Our annual and quarterly operating results have varied significantly in the past, and may vary significantly in the future, due to a number of factors which could have an adverse impact on our business, including in particular our reliance on operation of TLBB for a significant portion of our revenues and profitability. Others factors include our reliance on advertisers in certain industries for online advertising revenues, and our reliance on China mobile network operators including China Mobile, China Unicom, China Telecom and their subsidiaries for our wireless revenues. Fluctuations in the industries of our key advertisers may affect our online advertising revenues, because they may cut their spending on online marketing if there is any downturn in their industries. We also rely on certain third party agencies to sell our search and others services. If we lose any of our key agencies, our business will be adversely affected. We rely on China mobile network operators for the billing of and collection of wireless service fees from mobile phone users. If our arrangements with the operators were to be terminated, altered or not renewed, or if the operators did not provide continuous or adequate service, our wireless revenues could be reduced significantly.

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

We depend on Changyou’s online games, and on Changyou’s game TLBB in particular, for a significant portion of our revenues, net income, and operating cash flow. Any decrease in TLBB’s popularity would have any adverse effect on our operating results.

We rely on Changyou’s online games for a significant portion of our revenues, net income and operating cash flows. For the year ended December 31, 2012, 40% of our total revenues and 73% of our online game revenues were derived from TLBB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Our Business-Online Game Business.” If Changyou’s online game revenues decrease or do not continue to grow, our revenues, net income and cash flows are likely to be adversely affected. In particular, if Changyou fails to improve and update TLBB on a timely basis, or if Changyou’s competitors introduce more popular games catering to Changyou’s game-player base, TLBB could lose its popularity, which could cause significant decrease in our revenues, net income and cash flow. Furthermore, if there are any interruptions in TLBB’s operations due to unexpected server interruptions, network failures or other factors, game players may be prevented or deterred from making purchases of virtual items, which could also cause significant decreases in our revenues, net income and cash flow.

We face intense competition which could reduce our market share and adversely affect our financial performance.

There are many companies that distribute online content and services targeting Chinese Internet users. We compete with distributors of content and services over the Internet, including content sites, Web directories, search engines, online games, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for user traffic, advertising dollars, online game players, potential partners and wireless services. The Internet market in China is relatively new and rapidly evolving. Competition is intense and expected to increase significantly in the future, because there are no substantial barriers to entry in our market.

We have many competitors in the PRC Internet market, including Tencent, Sina, NetEase, Auto Home, BitAuto, Youku Tudou, iQIYI, SouFun, E-House, YY, Microsoft, Baidu, Google, Qihoo, Shanda, Perfect World, Giant, NetDragon, Kingsoft, The9 Limited, Shenzhen ZQGame Co. Limited and Taomee Holdings Limited.

In addition, we face increasing numbers of newly-emerged competitors or existing competitors who compete with us by expanding their businesses into new areas. For example, in August 2012, Qihoo (NYSE:QIHU), which is the leading Chinese anti-virus company, successfully launched its own search engine, so.com, which directly competes with our Sogou search engine.

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

Our existing competitors may in the future achieve greater market acceptance and gain a greater market share through launching of new products, introducing new technologies, or forming alliances among themselves, or may enhance their ability to compete with us through mergers and acquisitions or financing activities. During the past few years, many of our competitors have successfully listed their shares in the U.S. stock market. For example, SouFun (NASDAQ: SFUN) completed an initial public offering on NASDAQ in September 2010; BitAuto completed an initial public offering on the New York Stock Exchange (“NYSE”) in November 2010; Youku (NYSE: YOKU) completed an initial public offering on the NYSE in December 2010; Qihoo (NYSE: QIHU) completed an initial public offering on the NYSE in March 2011, Tudou (NASDAQ: TUDO) completed an initial public offering on NASDAQ in August 2011; and YY Inc. (NASDAQ: YY) completed an initial public offering on NASDAQ in December 2012. In August 2012, two of the leading Chinese Internet video companies, Tudou and Youku, completed stock-for-stock merger to create a new company, Youku Tudou Inc., which has boosted their combined market share. With the capital raised in their listings, these companies enhanced their ability to compete against us and, in addition, gained greater brand recognition for their particular products and services. We will need additional financial and other resources to compete with these newly listed sites, and with Youku Tudou Inc. after the merger of Youku and Tudou, and our operating expenses will increase. If our competitors are more successful than we are in developing products or in attracting and retaining users and advertisers, our revenues and growth rates could decline. It is also possible that new competitors may emerge and acquire significant market share. In addition, operators of leading Websites or Internet service providers, including Google and Microsoft, currently offer, and could expand, their online products and services targeting China. Such entities may cooperate with other organizations, such as telecommunication operators, in China to accelerate their entry into, and to enhance their competitiveness in, the Chinese market.

If we fail to successfully develop and introduce new products and services, our competitive position and ability to generate revenues could be harmed.

We are continually developing new products and services for our users. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Emerging start-ups may be able to innovate and provide new products and services faster than we can. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. For example, our expansion into micro-blog services was not as successful as we had expected it to be, and Tencent and Sina have established positions as market leaders for such services. Accordingly, if we want to expand our market share for micro-blog, we will need to compete successfully against Tencent, Sina and other players in the market. In addition, a new product, WeChat, which is a free mobile phone text and voice messaging communication service launched by Tencent in January 2011, has gained great success, with its registered users reaching 300 million on January 15, 2013. If we cannot successfully address the new challenges and compete effectively against them, we may not be able to develop a sufficiently large customer and user base and achieve profitability for our products and services, and our financial performance and growth rate may be adversely affected.

In addition, when developing and launching new products, we may face indirect methods of competition from existing market players. For example, we developed and launched our desktop products Sogou Pinyin Input method and Sogou Browser with the goal of enhancing our brand recognition and attracting and retaining users. However, certain existing competitors have been imposing technical obstacles through their products on Sogou Browser in the name of protecting users’ PC security, including preventing installation, interrupting running or even inducing users to uninstall Sogou Browser. The use of such technical obstacles by our competitors could have a negative impact on our users’ experience and brand value and prevent us from achieving the market share we had expected, which could negatively affect our financial performance.

Our products and services are currently accessed primarily through personal computers. As devices other than personal computers are increasingly used to access the Internet, we believe that we must develop products and applications for such devices if we are to maintain or increase our market share and revenues, and we may not be successful in doing so.

Devices other than personal computers, such as mobile phones and tablets, are used increasingly in China and in overseas markets to access the Internet. We believe that, for our business to be successful, we will need to develop and launch new products and applications that work well with such devices. The products and applications that we develop for such devices may not function as smoothly as our existing products, or may not be attractive to users. In addition, manufacturers of such devices may establish restrictive conditions for developers of applications to be used on such devices, and as a result our products or applications may not work well, or at all, on such devices. As new devices are released or updated, we may encounter problems in developing or upgrading our products or applications for use on such devices and we may need to devote significant resources to the creation, support, and maintenance of such products or applications for such devices. If we are unable to successfully expand the types of devices on which our existing and future products and applications are available, or if the versions of our products or applications that we create for such devices do not function well or are not attractive to our users, our revenues may fail to grow and may decline.

Our business depends on a strong brand; thus we will not be able to attract users, customers and clients of our products and offerings if we do not maintain and develop our brands.

It is critical for us to maintain and develop our brands so as to effectively expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, brand advertising, search, online game and wireless customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty.

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brands successfully or if users to our Websites or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting users, advertisers, online game players and wireless users.

Our failure to keep up with rapid technology changes may severely affect our future success.

The Internet industry is undergoing rapid technological changes. Our future success will depend on our ability to respond to rapidly evolving technologies, adapt our services to changing industry standards and improve the performance and reliability of our services. If we fail to adapt to such changes, our business may be adversely affected. For example, with the emergence of cloud computing technology, the primary Internet technology platform has been transformed from a traditional platform to a cloud computing platform. If we fail to adapt to the transformation, our products and services upgrade process will fall behind our competitors, and accordingly weaken our capacity to adapt our technology to the market. Furthermore, cloud computing itself is a significant business opportunity. If we fail to seize the opportunity, we will lose our ability to capture a share of that market. In addition, as mobile devices other than personal computers are increasingly used to access the Internet, we must develop products and services for such devices. To meet advertisers’ needs in targeting potential customers accurately, we need to develop and operate a more effective system for our advertising delivery, tracking and recording. Otherwise, we will not be able to maintain or increase our revenues and market share. In the meantime, the MIIT and other PRC governmental authorities can be expected to regularly promulgate standards and other regulations regarding Internet software and other Internet-based technologies. Adapting to any such standards and regulations could require us to make significant expenditures in the future.

Our strategy of acquiring complementary assets, technologies and businesses may fail and result in equity or earnings dilution.

As a component of our growth strategy, we have acquired and intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing businesses. Our acquisitions could result in the use of substantial amounts of cash, issuance of potentially dilutive equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisition we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. Considering the fast changing legal environment, our acquisition may be subject to government’s further scrutiny and the acquisition structures we used to adopt may be found to be inappropriate.

We may be required to record a significant charge to earnings if we are required to reassess our goodwill or other amortizable intangible assets.

We are required under U.S. GAAP to test for goodwill impairment annually or more frequently if facts and circumstances warrant a review. Currently our brand advertising business is losing money, the goodwill under brand advertising reporting unit will be impaired if the deficit sustains in the long run. We are also required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. For example, we noted that the prices for purchased video content decreased significantly in the second quarter of 2012. As a result of the impairment tests, we recognized total impairment losses of $15.1 million in the consolidated statements of comprehensive income as cost of revenues.

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

Our failure to manage growth and adapt to evolving industry trends and business models could harm us.

We have experienced dramatic growth in personnel in the past and we expect to continue to hire additional personnel. This growth requires significant time and resource commitments from us and our senior management. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth, our business could be adversely affected. As we have over 9,500 employees, it can be difficult for us to fully monitor each employee’s behavior. In addition, as we are expanding our business into many cities throughout China to provide localized products and services, it is harder for us to monitor and regulate behaviors of our branch offices or employees at such branch offices, to effectively implement our strategy to local offices and to manage the growth of these local operations. We cannot assure you that we will be able to maintain policies and procedures that are rigorous enough or the we will be able to cause all of our employees or all of our branch offices to behave in conformity with those policies and procedures, or to ensure that our employees will not engage in conduct that could expose us to third-party liability or governmental sanctions, which may limit our future growth and hamper our business strategy. Additionally, our business relies on our financial reporting and data systems (including our systems for billing users of our fee-based services), which have grown increasingly complex in the recent past due to acquisitions and the diversification and complexity of our business. Our ability to operate our business efficiently depends on these systems, and if we are unable to adapt to these changes, our business could be adversely affected.

Moreover, to keep pace with the rapidly developing and evolving Internet industry, we must keep on exploring new products, new services or new revenue models for our business. For example, to meet the needs of advertisers, we started using a new brand advertising pricing model, the Cost Per Impression (“CPM”), as compared to the Fixed Price Model. Moreover, in addition to our traditional advertising revenue, we started pursuing revenues from other new business models. For example, for our real estate business, we sell paid membership to potential real estate buyers to help them to purchase from property developers real estate at favorable, discounted prices. In addition, the Internet industry has seen a significant shift from traditional personal computers to mobile phones or other portable devices; therefore we need to develop new products and/or services that are adaptable to portable devices so as to attract users remain with us. If we are unable to successfully adapt to new business models by developing and investing in new business strategies, products, services and technologies, our ability to maintain and expand our business in the future may be impeded.

If we fail to establish and maintain relationships with content, technology or infrastructure providers, we may not be able to attract and retain users.

We rely on a number of third party relationships to provide high-quality news, video, audio and text content in order to make our Websites more attractive to users and advertisers. Our arrangements with content providers are usually short-term and most of our content providers have increased the fees they charge us for their content. This trend could increase our costs and operating expenses and could adversely affect our ability to obtain content at an economically acceptable cost. We have also entered into exclusive agreements with some of our video content providers. If we are not able to purchase as much video content as we did in 2012, the size of our video library will be reduced and our attractiveness to users will be severely impaired and advertisers may choose not to advertise through our Websites, including our online video portal. Except for the exclusive content, much of the third party content provided to our Websites is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our user traffic.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Dr. Charles Zhang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on his expertise in our business operations. In addition, for our online game business, we rely heavily on the continued service of Tao Wang, the Chief Executive Officer of Changyou.com Limited, who has been instrumental in the development of TLBB. For our online search business, we rely on the continued services of Xiaochuan Wang, Chief Executive Officer of Sogou. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose know-how, key professionals and staff members as well as customers, suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement and a confidentiality, non-competition and non-solicitation agreement with us. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology staff for our business. Given the competitive nature of the industry, the risk of key technology staff leaving Sohu is high and could have a disruptive impact on our operations.

Our growth may cause significant pressures upon our operational, administrative and financial resources.

Our operational, administrative and financial resources may be inadequate to sustain the growth we want to achieve. As the demands of our users and the needs of our customers change, the number of our users and volume of online advertising increase, requirements for maintaining sufficient servers to provide high-definition online video and to provide game players smooth online game experiences increase, requirements for search traffic and users’ requirements as to the quality of search services increase, and wireless activities increase, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

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

We regard our copyrights, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. For example, under the newly amended Patent Law of the PRC (promulgated by the NPC Standing Committee on December 27, 2008, and effective as of October 1, 2009), the PRC State Council’s Patent Administration Department may grant a compulsory license to individuals or entities to use our patent, once our exploitation of the patent has been determined to be violate the antitrust laws. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that our products, services and intellectual property used in our normal course of business do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We have in the past been, are currently, and may in the future be, subject to claims and legal proceedings relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay a fine and may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. For example, during 2006 five United States movie companies commenced a lawsuit against us in the PRC alleging that a movie download service we had been providing infringed their copyrights in the movies. In December 2006, the court decided the case against us, and ordered us to pay damages of approximately $138,000 to the U.S. movie companies. In addition, in 2007 a writer brought a lawsuit against us in China claiming that we violated his copyright to 190 SMS messages. The Chinese court decided the case against us, and we paid damages of approximately $13,000 to the writer. Moreover, during the year ended December 2012, we were sued by several vertical online video sites who alleged copyright infringement, and we reached settlement where we agreed to pay damages of $290,000. In addition, we provide search engine facilities capable of locating and accessing links to download MP3 music, movies, images and other multimedia files and/or other content hosted on third party Websites, which may not be protected by copyright law. In March 2008, we were sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that we provided music search links and download services that violated copyrights they owned. As of December 31, 2012, the lawsuits with these four record companies were still in process. Although an initial judgment has been in our favor as to most aspects of the case, both parties appealed to the higher court and therefore the judgment did not come into effect. We believe that the lawsuits will not be concluded at this stage of the proceedings, and therefore we cannot predict the outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with final judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs.

We may be subject to, and may expend significant resources in defending against, claims based on the content and services we provide over all of our Websites.

As our services may be used to download and distribute information to others, there is a risk that claims may be made against us for defamation, negligence, copyright or trademark infringement or based on the nature and content of such information. Furthermore, we could be subject to claims for the online activities of our users and incur significant costs in our defense. In the past, claims based on the nature and content of information that was posted online by users have been made in the United States against companies that provide online services. We do not carry any liability insurance against such risks.

We could be exposed to liability for the selection of listings that may be accessible through our Websites or through content and materials that our users may post in classifieds, message boards, micro blog, chat rooms or other interactive services. If any information provided through our services contains errors, third parties may make claims against us for losses incurred in reliance on the information. We also offer Web-based e-mail and subscription services, which expose us to potential liabilities or claims resulting from:

•	unsolicited e-mail;

•	lost or misdirected messages;

•	illegal or fraudulent use of e-mail; or

•	interruptions or delays in e-mail service.

Investigating and defending any such claims may be expensive, even if they do not result in liability.

We may not have exclusive rights to trademarks, designs and technologies that are crucial to our business.

We have applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of our key trademarks in the PRC, including Sohu.com logos, Sohu Fox logos, www.focus.com.cn, GoodFeel logos, Go2Map, Sogou logos, Sohu Focus, TLBB, ChangYou.com, cyou.com, TL logos, DMD, 7Road, DDTank, Wartune, Haishen, 17173 and the corresponding Chinese versions of the marks, so as to establish and protect our exclusive rights to these trademarks. We have also applied for patents relating to our business. While we have succeeded in registering the trademarks for most of these marks in the PRC under certain classes, the applications for initial registration, and/or changes in registrations relating to transfers, of some marks and/or of some of marks under other classes are still under examination by the Trademark Office of the SAIC, and relevant authorities overseas. While we have succeeded in obtaining some patents, some of our patent applications are still under examination by the State Intellectual Property Office of the PRC. Approvals of our initial trademark registration applications, and/or of changes in registrations relating to such transfers, or of our patent applications, are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territory. We cannot assure that these applications will be approved. Any rejection of these applications could adversely affect our rights to the affected marks, designs and technologies. In addition, even if these applications are approved, we cannot assure you that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of our rights.

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

We derive a significant portion of our revenues, and expect to derive a significant portion of our revenues for the foreseeable future, from the sale of advertising on our Websites. Brand advertising revenues represented approximately 27% and 33% of our total revenues for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, sales to our five largest advertisers accounted for approximately 10% and 11%, respectively, of our total brand advertising revenues. The growth of our brand advertising revenues relies on increased revenue from the sale of advertising spaces on our Websites, which may be affected by many of the following risk factors:

•

The brand advertising market is rapidly evolving in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budget to Internet-based advertising;

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

•

The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards have been widely accepted for the measurement of the effectiveness of brand advertising. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or through our portals or search engines; and

•

We may not have systems that are sufficiently well-developed to support the CPM pricing models, and as a result, we may suffer system bugs that cause bad user experiences errors or omission in publishing our client’s advertisements, which could a have a negative impact on our brand advertising business.

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

•

the establishment of a successful business model to make our new products adaptable to portable devices, which has required, and will continue to require us, to make significant expenditures for research, development, promotion and operations.

Our costs for brand advertising have increased significantly as a result of our investment in online video services. If we are unable to manage the growth of our online video business successfully and control its operating expenses effectively, our business may be adversely affected.

In 2007 we launched our video service, and its operation requires significant upfront capital expenditures as well as continuous, substantial investment in content, technology and infrastructure. Although we have attempted to control our costs relating to license fees, bandwidth and others for online video services, our operating expenses might increase significantly. We will require additional financial, operational, strategic, technological, personnel and other resources in order to compete with vertical online video sites that have raised significant capital through initial public offerings and other financing activities.

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

Most of our brand advertising services are distributed by advertising agencies. In 2012, for example, approximately 85% of our brand advertising revenues were derived from advertising agencies. In consideration for these agencies’ services, we are required to pay certain percentages of revenues as sales rebates. During 2012, the biggest 10 advertising agencies in China contributed approximately 40% of our brand advertising revenue. These advertising agencies currently are seeking consolidation in the market. If the brand advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect our brand advertising growth.

As an attempt to strengthen our bargaining power in the real estate market, we increased our focus on direct sales of our advertisement instead of reliance on using agencies during 2012. We are not sure whether such the change of focus will be successful as we expected, and if the change is not successful, we may lose our sale channel, which could adversely affect our financial performance.

The expansion of Internet advertisement blocking measures may result in a decrease of advertising revenues.

The development of Web software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. In December, 2011, the MIIT issued Several Provisions for Standardizing the Market Order of Internet Information Services, or the Several Provisions, which stipulate that where advertisements or other information windows unrelated to the functions of terminal software pop up at user terminals, Internet information service providers must provide users with prominent, functional virtual buttons allowing them to close or exit such windows. The Several Provisions may make it easier for Internet information users to block Internet advertisements and therefore make it more likely that they will choose to do so. Since our advertising revenues are generally based on user views, the expansion of advertisement blocking on the Internet may decrease our advertising revenues. As a result, such advertisements will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on our Websites because of the expansion of Internet advertisement blocking measures. In addition, increasing numbers of browsers include technical barriers designed to prevent Internet information service providers such as us to trail the browsing history of the Internet users, which is also like to adversely affect the growth of online advertising.

If video content we acquire or license fails to attract and retain users and advertisers, we may not be able to generate sufficient user traffic to allow us to recoup our investment in such content.

The success of our online video business is mainly depending largely depends on our ability to generate sufficient user traffic, through provision of attractive products, to in turn attract advertisers to place advertisements on our video Websites. In order to attract and retain users, we have needed, and will continue to need, to expend significant resources to develop in-house or acquire from third parties’ high-quality video content. In 2012, we purchased significant amounts of exclusive video contents, through which we generated user traffic and revenues by bartering for other video content from other parties or distributing to other third parties. We cannot assure you that we will continue to be able to acquire exclusive content rights in the future and our user traffic and revenues generated from such exclusive content rights could be reduced. Moreover, if we fail to produce in-house or acquire from third parties high-quality video content, or if video content we produce in-house or acquire proves to be less attractive to users than we anticipated, our user traffic and our market share could be adversely effected, which could result in our being unable to maintain or increase our video revenues and recoup our investment in content.

Videos displayed on our Website may be found objectionable by PRC regulatory authorities, may subject us to penalties and other administrative actions, and may be subject us to liabilities for infringement of third-party intellectual property rights or other allegations.

The PRC government has adopted regulations governing Internet access and the distribution of videos over the Internet. In addition to professionally produced content, we allow our users to upload videos to our Website. Our users can upload all types of content, including user-created and professionally produced content, and can upload graphic files for limited purposes, such as updating user biographies. Although we have adopted internal procedures to monitor the content displayed on our Website, due to the significant amount of content uploaded by our users, we may not be able to identify all videos or other content that may violate relevant laws and regulations. Failure to identify and prevent illegal or inappropriate content from being displayed on our Website may subject us to liability.

To the extent that PRC regulatory authorities find any content displayed on our Website objectionable, they may require us to limit or eliminate the dissemination of such content on our Website, with take-down orders or otherwise. The SARFT publishes from time to time lists of content that it considers objectionable, and we must dedicate teams of employees to continually monitor user-uploaded content and remove content that is deemed objectionable. In addition, regulatory authorities may impose penalties on us based on content displayed on or linked to our Website in cases of significant violations, including a revocation of our operating licenses or a suspension or shutdown of our online operations. In the event that PRC regulatory authorities find the video content on our Website objectionable and impose penalties on us or take other administrative actions against us in the future, our business and reputation may be adversely affected. Moreover, the costs of compliance with these regulations may continue to increase as more content is uploaded by our users.

We have been involved in litigation based on allegations of infringement of third-party copyright and other rights, such as privacy and image rights, due to the videos displayed on our Website. See “Risks Related to Our Business—We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.” While we have implemented internal procedures to review videos uploaded by our users and remove promptly from our Website any infringing videos after we receive infringement notifications from rights owners, due to the significant number of videos uploaded by users, we may not be able to identify all content that may infringe on third-party rights. Moreover, some rights owners may not send us a notice before bringing a lawsuit against us. Thus, our failure to identify unauthorized videos posted on our Website has subjected us to, and may in the future subject us to, claims of infringement of third-party intellectual property rights or other rights. In addition, we may be subject to administrative actions brought by the National Copyright Administration of the PRC or its local branches for alleged copyright infringement.

We may also face litigation or administrative actions for defamation, negligence, or other purported injuries resulting from videos we display on our Website. Such litigation and administrative actions, with or without merit, may be expensive and time-consuming and may result in significant diversion of resources and management attention from our business operations. Furthermore, such litigation or administrative actions may adversely affect our brand image and reputation.

If we fail to retain key agencies or attract additional agencies for sales to our search customers, our search business may be adversely affected.

We rely heavily on our nationwide distribution network of third-party agencies for our sales to, and collection of payment from, our search (including pay-for-click services) customers. If our agencies do not provide quality services to our customers or otherwise breach their contracts with them, we may lose our customers. We do not have long-term agreements with any of our agencies, including our key agencies, and cannot assure that we will continue to maintain favorable relationships with them.

We rely on our Website Alliance members for a significant portion of our search revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.

By posting pay-for-click links on their Websites, we share the revenues generated from clicks by users with our Website Alliance members. For the year ended December 31, 2012, the total revenues generated from Website Alliance accounted for approximately 37% of our total pay-for-click revenues. We consider our Website Alliance critical to the future growth of our search revenues. If our Website Alliance members decide to use a competitor’s or their own Internet search services, or if we fail to attract additional Websites to join our Website Alliance, our search revenues may decline.

Our search and others revenues may not sustain their growth or may decrease in the future.

The growth of our search and others revenue is subject to, significantly, the following risks:

•	We may not be able to achieve greater market acceptance or gain additional market share from our existing competitors or new competitors;

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

•

We rely heavily on our nationwide agency network of third-party agencies for our sales to, and collection of payment from, our customers. We cannot assure that we will continue to maintain favorable relationships with those agencies; and

•

We rely on our Website Alliance members for a significant portion of our search revenues. If we fail to retain existing Website Alliance members or attract additional members, our revenues and growth may be adversely affected.

Wireless revenues have fluctuated in prior periods and may decrease in the future.

Our wireless revenues are generated from mobile related services provided to mobile phone users via various forms of wireless products, including SMS, IVR, mobile games and RBT and through revenue-sharing arrangements with mobile network operators. The portion of our total revenues derived from wireless services has decreased in certain prior periods. For the year ended December 31, 2012, wireless revenues were around 4% of our total revenues.

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

•

Government policy may change in a way that restricts or curtails the services which we provide. The MIIT has proposed requiring all handset users (including pre-paid mobile phone users) to register using their real names. If this requirement is implemented, it may cause a decrease in new customers, and in turn, reduce our wireless revenues; and

•

Our wireless revenues generated from mobile network operators may decrease, as our customers may reduce their reliance on mobile network operators and purchase wireless products, including application software and accessories, through third-party mobile and online stores, such as Apple’s App Store.

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

We face significant risks with respect to our arrangements with China mobile network operators which could adversely affect our wireless revenues. Such risks include the following:

•

China mobile network operators have been imposing increasingly strict requirements that allow them to oversee and control the wireless services market. If we do not operate our wireless business in accordance with these requirements, our wireless business may be suspended or terminated, our ranking may be reduced, and our applications for new service may be refused, which could negatively affect our wireless business. For example, China Mobile has imposed standards for the ranking of wireless service providers on its Monternet browser. If the grade given to us by this ranking system is lower than a certain set standard, we may be prohibited from providing certain kinds of wireless services. If we experience lower visit rates, for example, we could lose our existing ranking, which could cause our wireless revenues to be negatively impacted. Moreover, China Mobile may change the ranking standards at any time.

•

China mobile network operators on which we rely for service delivery and fee collections have in the past changed their operational requirements and billing practices in ways that have constrained our operations and limited our wireless revenues. Such China mobile network operators may make additional changes in the future, which could have an adverse impact on our wireless operations and revenues.

•

In order to recognize revenues and receive payment for services provided, we rely on billing confirmations from China mobile network operators as to the actual amount of services they have billed to the mobile phone users. We are unable to collect wireless service fees from an operator in certain circumstances due to technical issues with the operator’s network. We refer to these failures as an operator’s “failure rate,” which can vary from operator to operator. An operator’s failure rate can vary from month to month, ranging from 0% to 89%, and may change at any time without notice. If an operator encounters technical problems, increases in the failure rate for that operator could occur.

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

There are limited barriers to entry in the wireless services sector. It is generally easy for mobile service providers (“SPs”), including China mobile network operators, to enter the market and become our competitors. In addition, China mobile network operators could launch competing services at any time and could work with Content Providers (“CPs”) directly so that our ability to diversify our products might be limited. Moreover, if the mobile network operators were unwilling or found it unnecessary to work with us, we would not be able to find substitute partners. In July 2006, China Mobile introduced M. Music, an integrated music service platform through which China Mobile works directly with music record companies to provide downloads of music. In December 2006, China Mobile introduced its own WAP channel, “WAP Premier Select,” which is placed in prominent positions on Monternet and directly competes with SPs.

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

Unexpected network interruptions caused by system failures may result in reduced user traffic, reduced revenue and harm to our reputation.

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

Risks Related to Our Corporate Structure

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

Various regulations in the PRC restrict or prohibit WFOEs from operating in specified industries such as Internet information, online game, wireless, Internet access, and certain other industries. We are , a Delaware corporation, and Sohu Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sohu Software, Sohu Media, Sohu New Momentum and Sohu Era, Go2Map Inc., our indirect wholly-owned subsidiary and parent company of Go2Map Software, Sogou Hong Kong, our indirect wholly-owned subsidiary and the parent company of Sogou Technology, Vast Creation, our indirect wholly-owned subsidiary and the parent company of Sogou Network, Video Hong Kong, our indirect wholly-owned subsidiary and the parent company of Video Tianjin, Changyou HK, our indirect majority-owned subsidiary and the parent company of AmazGame, Gamespace and ICE Information, and Changyou HK Webgames, our indirect majority-owned subsidiary and the ultimate, indirect majority parent company of 7Road Technology, are foreign persons under PRC law. In order to comply with PRC regulatory requirements, we conduct our Internet and value-added telecommunication operations in the PRC through our VIEs that are incorporated in the PRC and owned by certain of our employees. Through a series of contractual arrangements, our VIEs, for which Sohu is their primary beneficiary, are effectively controlled by our indirect wholly-owned and majority-owned PRC subsidiaries.

The MIIT issued a circular in 2006 that emphasizes restrictions on foreign investment in value-added telecommunications businesses. In addition, a notice issued in 2009 by the GAPP, the National Copyright Administration, and the National Office of Combating Pornography and Illegal Publications states that foreign investors are not permitted to invest in online game operating businesses in China or to exercise control over or participate in the operation of such businesses through indirect means. Due to a lack of interpretative materials from the relevant PRC authorities, there are uncertainties regarding whether PRC authorities would consider our corporate structure and contractual arrangements to be a kind of foreign investment in value-added telecommunications services or online game operation businesses. While we are not aware of any internet company which use the same or similar contractual arrangements as we do having been penalized or ordered to terminate operations by PRC authorities claiming that the arrangements constituted foreign investment in value-added telecommunication services or a kind of control over or participation in the operation of online game operating businesses through indirect means, it is unclear whether and how the various regulations of the PRC authorities might be interpreted or implemented in the future. For a detailed discussion of PRC regulations, notices and circulars with respect to such restrictions, see “Specific Regulations—Regulation of Foreign Direct Investment in Value-Added Telecommunications Companies” and “Specific Regulations—Regulation of the Online Game Services—Online Games and Cultural Products.”

In addition, pursuant to Circular 6 and the MOFCOM Security Review Rules, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns and prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. These national security review-related regulations are relatively new and there is a lack of clear statutory interpretation regarding the implementation of the rules, and PRC authorities may interpret these regulations to mean that the transactions implementing our VIE structures should have been submitted for review. Moreover, various media sources reported that the CSRC prepared a report for the PRC State Council in 2011, or the State Council, suggesting regulating the use of VIE structures, such as ours, in the context of foreign investment in China and overseas listings. For a discussion of these PRC national security review requirements, see “Specific Regulations—Miscellaneous—Regulation of M&A and Overseas Listings”

If we were found to be in violation of any existing or future PRC law or regulations relating to foreign ownership of value-added telecommunications businesses and security reviews of foreign investments in such businesses, including online games businesses, regulatory authorities with jurisdiction over the operation of our business would have broad discretion in dealing with such a violation, including levying fines, confiscating our income, revoking the business or operating licenses of PRC subsidiaries or and/or VIEs, requiring us to restructure our ownership structure or operations, requiring us to discontinue or divest ourselves of all or any portion of our operations or assets, restricting our right to collect revenues, blocking our Websites, or imposing additional conditions or requirements with which we may not be able to comply. Any of these actions could cause significant disruption to our business operations and have an adverse impact on our business, financial condition and results of operations. Further, if changes were required to be made to our ownership structure, our ability to consolidate our VIEs could be adversely affected.

We may be unable to collect long-term loans to officers and employees or exercise management influence associated with High Century, Sohu Entertainment, Zhi Hui You , Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel, Yi He Jia Xun and Intelligence World.

As of December 31, 2012, Sohu had outstanding long-term loans of $18.3 million to Dr. Charles Zhang and certain executive officer and employees. These long-term loans are used to finance investments in our VIEs High Century, Sohu Entertainment, Zhi Hui You, Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel, Yi He Jia Xun and Intelligence World, which are used to facilitate our participation in telecommunications, Internet content, online games and certain other businesses in China where foreign ownership is either prohibited or restricted.

The loan agreements contain provisions that, subject to PRC laws, (i) the loans can only be repaid to us by transferring the shares of High Century, Sohu Entertainment, Zhi Hui You, Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel, Yi He Jia Xun and Intelligence World to us; (ii) the shares of High Century, Sohu Entertainment, Zhi Hui You, Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel, Yi He Jia Xun and Intelligence World cannot be transferred by the borrowers without our approval; and (iii) we have the right to appoint all directors and senior management personnel of High Century, Sohu Entertainment, Zhi Hui You, Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel and Yi He Jia Xun. Under the loan agreements the borrowers have pledged all of their shares in High Century, Sohu Entertainment, Zhi Hui You, Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel, Yi He Jia Xun and Intelligence World as collateral for the loans, and the loans bear no interest and are due on the earlier of a demand or such time as Dr. Charles Zhang or one of the other employee borrowers, as the case may be, is not an employee of Sohu. Sohu does not intend to request repayment of the loans as long as PRC regulations prohibit it from directly investing in businesses being undertaken by the VIEs.

Because these loans can only be repaid by the borrowers’ transferring the shares of the various entities, our ability to ultimately realize the effective return of the amounts advanced under these loans will depend on the profitability of High Century, Sohu Entertainment, Zhi Hui You, Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel, Yi He Jia Xun and Intelligence World and is therefore uncertain. In addition, to the extent that the VIEs have undistributed after tax net income, we will be required to pay individual income tax, at the tax rate of 20%, on behalf of the employees who hold interests in the VIEs when transferring the shareholding from other individuals, which may further increase the uncertainty involved for transferring shares of various entities.

Furthermore, because of uncertainties associated with PRC law, ultimate enforcement of the loan agreements is uncertain. Accordingly, we may never be able to collect these loans or exercise influence over High Century, Sohu Entertainment, Zhi Hui You, Tianjin Jinhu, Sogou Information, Gamease, Shanghai ICE, Guanyou Gamespace, GoodFeel, Yi He Jia Xun and Intelligence World.

We depend upon contractual arrangements with our VIEs for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our Internet operations mainly in the PRC, and are restricted or prohibited by the PRC government from owning Internet content, telecommunication, online games operations and certain other operations in the PRC, we are dependent on our VIEs in which we have no direct ownership interest, to provide those services through contractual agreements among the parties. These arrangements may not be as effective in providing control over our Internet content, telecommunications operations, online games operations and certain other as direct ownership of these businesses. For example, if we had direct ownership of our VIEs, we would be able to exercise our rights as a shareholder to effect changes in their boards of directors, which in turn could effect changes at the management level. Due to our VIE structure, we have to rely on contractual rights to effect control and management of our VIEs, which exposes us to the risk of potential breach of contract by the shareholders of the VIEs. In addition, as each of our VIEs is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us. In addition, some of our subsidiaries and VIEs could fail to take actions required for our business, such as entering into content development contracts with potential content suppliers or failing to maintain the necessary permits for the content servers. Furthermore, if the shareholders of any of our VIEs were involved in proceedings that had an adverse impact on their shareholder interests in such VIE or on our ability to enforce relevant contracts related to the VIE structure, our business would be adversely affected.

The shareholders of the VIEs may breach, or cause the VIEs to breach, the VIE contracts for a number of reasons. For example, their interests as shareholders of the VIEs and the interests of our subsidiaries may conflict and we may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, we might have to rely on legal or arbitral proceedings to enforce our contractual rights. In addition, disputes may arise among the shareholders of any of our VIEs with respect to their ownership of such VIE, which could lead them to breach their agreements with us. Such arbitral and legal proceedings and disputes may cost us substantial financial and other resources, and result in disruption of our business, and the outcome might not be in our favor. For example, a PRC court or arbitration panel could conclude that our VIE contracts violate PRC law or are otherwise unenforceable. If the contractual arrangements with any of our VIEs were found by PRC authorities with appropriate jurisdiction to be unenforceable, we could lose our ability to consolidate such VIE’s results of operations, assets and liabilities in our consolidated financial statements and/or to transfer the revenues of such VIE to our corresponding PRC subsidiary.

A failure by our VIEs or their shareholders to perform their obligations under our contractual arrangements with them could have an adverse effect on our business and financial condition.

As all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. We would have to rely for enforcement on legal remedies under PRC law, including specific performance, injunctive relief or damages, which might not be effective. For example, if we sought to enforce the equity interest purchase right agreements for the transfer of equity interests in any of our VIEs, if the transferee was a foreign company the transfer would be subject to approval by PRC governmental authorities such as the MIIT and the MOFCOM, and the transferee would be required to comply with various requirements, including qualification and maximum foreign shareholding percentage requirements. As these PRC governmental authorities have wide discretion in granting such approvals, we could fail to obtain such approval. In addition, our VIE contracts might not be enforceable in China if PRC governmental authorities or courts took the view that such contracts contravened PRC law or were otherwise not enforceable for public policy reasons.

Furthermore, the legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. In the event we were unable to enforce these contractual arrangements, we would not be able to exert effective control over our VIEs, and our ability to conduct our business, and our financial condition and results of operations, would be severely adversely affected.

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

Under a tax inspection, if our transfer pricing arrangements between the China-based subsidiaries and VIEs are judged as tax avoidance, or related documentation does not meet the requirements, our China-based subsidiaries and VIEs may be subject to material adverse tax consequences, such as transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by VIEs, which could adversely affect us by (i) increasing VIE’s tax liabilities without reducing our subsidiaries’ tax liabilities, which could further result in interest and penalties being levied on us for unpaid taxes; or (ii) limiting the ability of our PRC companies to maintain preferential tax treatment and other financial incentives. In addition, if for any reason we needed to cause the transfer of any of the shareholders’ equity interest in any of our VIEs to a different nominee shareholder (such as if, for example, one of such shareholders was no longer employed by us), we might be required to pay individual income tax, on behalf of the transferring shareholder, on any gain deemed to have been realized by such shareholder on such transfer.

We may lose the ability to use and enjoy assets held by any of our VIEs that are important to the operation of our business if such VIE declares bankruptcy or becomes subject to a dissolution or liquidation proceeding.

Each of our VIEs holds assets, such as our core intellectual property, licenses and permits, that are critical to our business operations. Although the equity interest purchase right agreements among our WFOEs, our VIEs and the shareholders of our VIEs contain terms that specifically obligate the shareholders of our VIEs to ensure the valid existence of our VIEs, in the event the shareholders breached these obligations and voluntarily liquidated our VIEs, or if any of our VIEs declared bankruptcy and all or part of its assets became subject to liens or rights of third-party creditors, we might be unable to continue some or all of our business operations. Furthermore, if any of our VIEs were to undergo a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors might claim rights to some or all of such VIE’s assets and their rights could be senior to our rights under the VIE contracts, thereby hindering our ability to operate our business.

Frequent press reports in the United States questioning the VIE structure used by us and other Chinese companies publicly-traded in the United States appear to have created concern among investors, and may cause such an effect in the future.

In recent years various prominent Western news outlets have questioned the use by Chinese companies that are publicly-trade in the United States of VIE structures as a means of complying with Chinese laws prohibiting or restricting foreign ownership of certain businesses in China, including businesses we are engaged in such as Internet information and content, online advertising, online game, sponsored search, and value-added telecommunication services. Some of such news reports have also sought to draw a connection between recent widely reported accounting issues at certain Chinese companies and the use of VIE structures. Such news reports appear to have had the effect of causing concern among investors in several Chinese companies, including us, that are publicly-traded in the United States. While we are not aware of any causal connection between the recently reported accounting scandals and the use of VIE structures, it is possible that investors in our common stock will believe that such a connection exists. Any of such circumstances could lead to further loss of investor confidence in Chinese companies such as ours and cause fluctuations in the market prices of our common stock and, if such prices were to drop sharply, could subject us to shareholder litigation, which could cause the price for our shares to drop further.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries, Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace, ICE Information, 7Road Technology and Sohu Era, are WFOEs, which are enterprises incorporated in China and wholly-owned or majority-owned by our indirect subsidiaries. Those WFOEs are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIEs are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. Such uncertainties may also make it easier for others to infringe our intellectual property without significant cost, and new entrants to the market may tend to use gray areas to compete with us. In addition, uncertainties in the PRC legal system may lead to penalties imposed on us because of a difference in interpretation of the applicable law between the relevant governmental authority and us. For example, under current tax laws and regulations, we are responsible for paying business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain areas of preferential tax treatment, we may be found to be in violation of the tax laws and regulations based on the interpretation of local tax authorities with regard to the scope of taxable services and the applicable tax rates, and therefore might be subject to penalties, including monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect our business and results of operations.

The Standing Committee of the National People’s Congress of the PRC enacted the Labor Contract Law in 2008. The Labor Contract Law introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor laws. Under the Labor Contract Law, an employer is obligated to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract, with certain exceptions, must have an unlimited term, subject to certain exceptions. With certain exceptions, an employer must pay severance to an employee where a labor contract is terminated or expires. In addition, the PRC governmental authorities have continued to introduce various new labor-related regulations since the effectiveness of the Labor Contract Law. For example, there are regulations which require that annual leave ranging from five to 15 days be made available to employees and that employees be compensated for any unused annual leave days at a rate of three times their daily salary, subject to certain exceptions.

Under the PRC Social Insurance Law and the Administrative Measures on Housing Fund, employees are required to participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance, maternity insurance and housing funds and employers are required, together with their employees or separately, to pay the social insurance premiums and housing funds for their employees.

These laws designed to enhance labor protection tend to increase our labor costs. In addition, as the interpretation and implementation of these regulations are still evolving, its employment practices may not be at all times be deemed in compliance with the regulations. As a result, we could be subject to penalties or incur significant liabilities in connection with labor disputes or investigations.

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

Under the Measures for the Administration of the Transmission of Audiovisual Programs over Internet and other Information Networks issued by the SARFT (“SARFT Measures”), which came into effect on October 11, 2004, Websites authorized to disseminate news must apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs in order to disseminate streaming video online. In addition, SARFT issued the Catalogue of Classification of Internet Audio-Video Program Services (Trial) on April 1, 2010, pursuant to which the business of providing public program searching and watching services through the Internet to the public is classified as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. On May 31, 2008, Sohu Internet received a Permit for the Network Transmission of Audiovisual Programs, issued by the SARFT. However, Sogou Information has not yet been granted such a license. If Sogou’s provision of video search services is later challenged by the SARFT, we may be subject to severe penalties, including fines, or the suspension of our video search services or even our operations. In addition, Sohu’s online video businesses are operated under various Websites, such as sohu.com, focus.cn and sogou.com, but current PRC laws and regulations are lack of clear provisions indicating whether it is permissible to provide video services over several Websites that are owned by a single company under one permit and the SARFT might claim that such operation under one permit is not allowed under the SARFT Measures. If the SARFT were to make such a claim, we could face penalties from the SARFT, such as fines, cancellation of our existing permit, or the forced discontinuation or restriction on our video services or even our operations. If we are ordered to suspend our services, our user traffic will be reduced and therefore our revenues will be negatively affected.

In addition, the MOC has issued several sets of regulations with respect to online music search services, including the Provisional Regulations for the Administration of Online Culture (“Online Culture Regulation”) effective on July 1, 2003 and further amended on July 1, 2004, and the Notice on Strengthening and Improving the Content Censorship of Online Music Content (“MOC Notice”) issued on September 3, 2009. The MOC has stipulated that the provision of online music search services constitutes disseminating music products via the Internet for which an Online Culture Permit is required. Sogou Information accordingly applied for and was granted such a permit in November, 2010. In addition, the MOC requires that domestic music products be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. Due to the lack of relevant implementation rules, search companies, including Sogou, were unable to complete registration and approval procedures with the MOC. However, on January 7, 2011, March 17, 2011 and August 19, 2011 the MOC separately issued the Notice to Clean Up Illegal Online Music Product, Notice to Clean Up the second batch of Illegal Online Music Product and Notice to Clean Up the third batch of Illegal Online Music Product ( “New MOC Notices”) to further strengthen the supervision of online music search, which reiterated that domestic music products must be registered with the MOC within 30 days after being made available online, while imported music products must be approved by the MOC before being made available online. In addition, the New MOC Notices specifically mentioned that the three batches of 300 imported song that had never been approved by the MOC needed to be removed immediately and deleted from the search results of online music search service providers beginning February 28, 2011, April 30, 2011 and September 15, 2011, respectively. Compliance with the MOC’s filing and registration requirements for online music products may increase our costs of operation for the search business. Moreover, the 300 songs specified in the New MOC Notices may not be the final list. We are not able to register all of the online music products that appear in our search results. Therefore, if the MOC were to claim that we are not in compliance with MOC rules and regulations, we could face penalties, including fines. In addition, our search results for online music products may be negatively affected, which in turn would have an adverse effect on our search business.

We cannot assure you that we have fully complied with or will in the future always comply with the MOC rules and regulations regarding approval and filing procedures for online music products. Any such failure that caused restrictions on the availability of some music research results could reduce our user satisfaction, and our attractiveness to users and advertisers. Compliance with the requirements of the MOC rules and regulations could make it difficult for us to maintain our music search business at an economically acceptable cost, and could force us to change our search business model. Furthermore, it is possible that the MOC or another PRC governmental authority in China will promulgate new laws, rules or regulations further restricting online music search business in the future. Any such restrictions could result in higher costs for our search engine operation, which would have an adverse effect on our profitability.

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

PRC laws and regulations, such as the M &A Rules, which were jointly issued by six PRC regulatory agencies on August 8, 2006 and became effective on September 8, 2006, the Anti-Monopoly Law and the MOFCOM Security Review Rules, established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to a merger control security review. The MOFCOM Security Review Rules, effective from September 1, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to a security review by the MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements of offshore transaction. Factors that the MOFCOM considers in its review are whether (i) an important industry is involved, (ii) such transaction involves factors that have had or may have an impact on national economic security and (iii) such transaction will lead to a change in control of a domestic enterprise that holds a well-known PRC trademark or a time-honored PRC brand. If a business of any target company that we plan to acquire falls into the ambit of security review, we may not be able to successfully acquire such company. Complying with the requirements of the relevant regulation to complete any such transaction could be time-consuming, and any required approval process, including approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business.

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

We are also subject to potential liabilities for content on our Websites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the MIIT, such potential liabilities including the imposition of fines or even the shutting down of the Website.

Furthermore, we are required to delete content that clearly violates the laws of the PRC and report content that we suspect may violate PRC law. We may have difficulty determining the type of content that may result in liability for us and, if we are wrong, we may be prevented from operating our Websites.

Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou, our wholly-owned subsidiary and majority-owned subsidiary to fund any cash requirements we may have. Sohu.com Inc. may not be able to obtain cash from distributions because our subsidiaries and VIEs in China are subject to restrictions by PRC law or future debt covenants on paying such dividends or making other payments.

Sohu.com Inc. is a holding company with no operating assets other than investments in Chinese operating entities through our intermediate holding companies, Sohu.com Limited and Changyou, our wholly-owned subsidiary and majority-owned subsidiary in the Cayman Islands, and our VIEs. Sohu.com Inc. may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou for the cash requirements in excess of any cash raised from investors and retained by Sohu.com Inc. The primary source of any dividend payments made by Sohu.com Limited and Changyou to Sohu.com Inc. would need to be our subsidiaries in China after they receive payments from our VIEs under various services and other arrangements. It is possible that our China-based subsidiaries will not continue to receive payments in accordance with our contracts with our VIEs that such payments will become subject to restrictions imposed PRC law. Our subsidiaries and VIEs may incur debt on their own behalf in the future, and the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us through the intermediate companies.

The PRC government also imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If we or any of our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to effectively finance our operations or pay dividends on our shares.

Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC profit appropriation and PRC withholding tax.

PRC legal restrictions permit payment of dividends by Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace, ICE Information, 7Road Technology and Sohu Era, only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, Sohu Software, Go2Map Software, Sohu Media, Sohu New Momentum, Video Tianjin, Sogou Technology, Sogou Network, AmazGame, Gamespace, ICE Information, 7Road Technology and Sohu Era are also required to set aside 10% of their net income each year to fund certain reserve funds until these reserves equal 50% of the amount of paid-in capital. These reserves are not distributable as cash dividends.

Furthermore, the CIT Law provides that a withholding tax at a rate of up to 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent that such dividends are derived from sources within the PRC. All of our foreign-invested enterprises have been subjected to withholding tax since January 1, 2008, generally at a 10% rate.

Under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (“China-HK Tax Arrangement”), which became effective on January 1, 2007, the dividend withholding tax rate may be reduced to 5%, if a Hong Kong resident enterprise is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. On October 27, 2009, the PRC State Administration of Taxation issued a Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement (“Circular 601”), which provides guidance on determining whether an enterprise is a “beneficial owner” under China’s tax treaties and tax arrangements. Circular 601 provides that, in order to be a beneficial owner, an entity generally must be engaged in substantive business activities and that a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits, will not be regarded as a beneficial owner and will not qualify for treaty benefits such as preferential dividend withholding tax rates. If any of our Hong Kong subsidiaries is, in the light of Circular 601, considered to be a non-beneficial owner for purpose of the China-HK Tax Arrangement, any dividends paid to it by any of our PRC subsidiaries would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to the usual rate of 10%.

Furthermore, to the extent that the VIEs have undistributed after-tax profits, we must pay tax on behalf of our employees who hold interests in the VIEs when the VIEs distribute dividends in the future. The current individual income tax rate is 20%.

The non-U.S. activities of our non-U.S. subsidiaries and VIEs may be subject to U.S. taxation

Sohu.com Inc. is a Delaware corporation and is subject to income taxes in the United States. The majority of our subsidiaries and VIEs are based in China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of our operations, and generate most of our income in China.

In accordance with U.S. generally accepted accounting principles, we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S., except that, under certain circumstances, Sohu.com Inc. may repatriate to the U.S. income that will be subject to U.S. Alternative Minimum Tax. However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. These taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or Subpart F. Passive income, such as rents, royalties, interest and dividend, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 35%. Subpart F income that is taxable to Sohu.com Inc., even if it is not distributed to Sohu.com, may also include income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and Changyou’s non-U.S. subsidiaries, or where Sohu.com Inc.'s non-U.S. subsidiaries makes an “investment in U.S. property,” within the meaning of Subpart F, such as holding the stock in, or making a loan to, a U.S. corporation.

In prior years, Sohu.com Inc. has been able to not having to treat dividends received by its Cayman Islands subsidiary, Sohu.com Limited, from Changyou as Subpart F income, includible in Sohu.com Inc.’s taxable income in the U.S., by relying on what is commonly referred to as the CFC look-through rule. Under this rule, distributions from a lower-tier CFC to a higher-tier CFC are generally not Subpart F income. Applying this rule to the $136 million special cash dividend Sohu.com Limited received from Changyou in September 2012, no tax should be imposed on Sohu.com Inc. because Sohu.com Limited was able to avail itself of the CFC look-through rule. The CFC look-through rule is a temporary provision of the U.S. tax code that has been extended several times by the U.S. Congress. The provision is currently scheduled to expire for taxable years beginning after December 31, 2013. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s and Changyou.com Limited’s non-U.S. subsidiaries only through their taxable years ending November 30, 2014. Sohu.com Inc. would also be subject to U.S. corporate income tax under Subpart F to the extent that Sohu.com Inc.’s non-U.S. subsidiary sells Changyou ADSs at a price higher than its adjusted tax basis of such ADSs for U.S. federal income tax purposes.

Any such resulting U.S. corporate income tax imposed on Sohu.com Inc. would reduce our consolidated net income.

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

The Chinese government has stringent supervisions on online pornographic information and has launched several crackdowns on Internet pornography in the last year. On December 4, 2009, the MIIT and other three PRC government authorities jointly issued the Incentives Measures for Report of Pornographic, Obscene and Vulgar Messages on Internet and Mobile Media (“Anti-Pornography Notice”) to further crackdown on online pornography. Pursuant to this Anti-Pornography Notice, rewards of up to RMB10,000 will be provided to Internet users who report Websites that feature pornography, and a committee has been established to review such reports to determine an appropriate award. We have deleted all Web pages with allegedly vulgar material from our relevant channels and communities. In addition, we have strengthened our internal censorship and supervision of links and content uploaded by the users. We have not, to date, received any penalty from the PRC government in this regard. However, there is no assurance that content considered vulgar by PRC government agencies will not appear in the future. In the event that we are accused by the government of hosting vulgar content, our reputation could be adversely affected.

Regulations requiring real-name-registration of micro-blogs in China may adversely affect our business.

On December 26, 2011, the Beijing Municipal News Office, together with the Beijing Municipal Public Security Bureau, the Beijing Municipal Communications Administration and the Beijing Municipal Internet Information Office, jointly issued the Several Measures on the Administration of the Development of Micro-blog in Beijing (“Micro-blog Measures”), which took effect on the same date. The Micro-blog Measures stipulate that all micro-blogs operators in Beijing must require their users to register with real names and that all micro-blog operators must complete procedures required by the Internet information content regulatory authority of Beijing for the operation of micro-blog services. Pursuant to the Micro-blog Measures, all micro-blog operators must complete procedures required by the regulatory authority for the operation of micro-blog services and obtain real name registration of their users within three months after the effective date of the Micro-blog Measures. In order to comply with the Micro-blog Measures, we have added clauses into the agreements between the users of our micro-blog service and us requesting our micro-blog users to register using their real names. However, as the Micro-blog Measures are newly promulgated, we currently do not know how our micro-blog business will be affected by the application of the Micro-blog Measures. If the Beijing municipal government or other PRC government authorities were to take actions to tighten the supervision of real name registration of micro-blog users in accordance with the Micro-blog Measures, we might not be able to retain the active users of our micro-blog or attract new users of our micro-blog, which could have adverse impact on the stickiness of our micro-blog and thus adversely affect our business operations.

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In October 2005, the SAFE promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles (“Circular 75”). The SAFE has further issued a series of implementation guidance, including most recently the Notice of SAFE on Printing and Distributing the Implementing Rules for the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (“Circular 19”), which went into effect on July 1, 2011. These regulations require PRC residents to register with the local SAFE branch before directly establishing or indirectly controlling any offshore company for the purpose of overseas capital financing with assets of or equity interests in PRC companies held by them and to file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or providing guarantees. PRC residents’ failure to comply with the registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity.

In an effort to comply with Circular 75 and related rules, we have requested our shareholders, and Changyou has requested its and 7Road’s shareholders, who are PRC residents to make the applications and registrations required under Circular 75 and related rules. However, it is possible that some or all of our, Changyou’s and 7Road’s shareholders who are PRC residents will not comply with all the requirements required by Circular 75 or related rules. In addition, Circular 19 requires compliance with certain additional registration procedures. For example, to apply for registration of a PRC resident’s investment in an offshore special purpose vehicle, the PRC resident must submit supporting documents evidencing such resident’s equity interest in the assets or equities of the PRC company. It is still uncertain how the guidance in Circular 19 will be interpreted and implemented and it may be difficult for our ultimate shareholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by SAFE or to complete the required registration with SAFE in a timely manner, or at all. Any future failure by any of our, Changyou’s or 7Road’s shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us, Changyou or 7Road to fines or sanctions imposed by the PRC government, including restrictions on our subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in these subsidiaries.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee share options granted by overseas listed companies to PRC citizens.

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC and the related Implementation Rules issued by the SAFE, all foreign exchange transactions involving an employee share incentive plan, share option plan or similar plan participated in by PRC citizens may be conducted only with the approval of the SAFE. Under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company (“Offshore Share Incentives Rule”), issued by the SAFE on February 15, 2012, PRC citizens who are granted share options, restricted share units or restricted shares by an overseas publicly listed company are required to register with the SAFE or its authorized branch and comply with a series of other requirements. The Offshore Share Incentives Rule also provides procedures for registration of incentive plans, the opening and use of special accounts for the purpose of participation in incentive plans, and the remittance of funds for exercising options and gains realized from such exercises and sales of such options or the underlying shares, both outside and inside the PRC. We, and any of our PRC employees or members of our board of directors who have been granted share options, restricted share units or restricted shares, are subject to the Administration Measures on Individual Foreign Exchange Control, the related Implementation Rules, and the Offshore Share Incentives Rule. If we, or any of our PRC employees or members of our board of directors who receive or hold options, restricted share units or restricted shares, fail to comply with these registration and other procedural requirements, we may be subject to fines and other legal or administrative sanctions.

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

If the status of our PRC subsidiaries and VIEs as “High and New Technology Enterprises” or “Software Enterprise” is revoked, we may have to pay additional taxes to make up any previously unpaid tax and may be subject to a higher tax rate, which would adversely affect our results of operations.

In March 2007, the Chinese government enacted the Corporate Income Tax Law (“CIT Law”), and promulgated the related Implementing Regulations for the PRC Corporate Income Tax Law. The CIT Law and its implementing regulations went into effect on January 1, 2008. The CIT Law imposes, among other things, a unified income tax rate of 25% for both domestic and foreign invested enterprises. High and New Technology Enterprises (“NHTEs”) will enjoy a favorable tax rate of 15% for three years, but need to re-apply after the end of the three-year period. The Implementing Regulations for the PRC Corporate Income Tax Law also emphasize that the ownership of “core proprietary intellectual property” is essential to qualification for this preferential tax rate.

Within the Sohu Group, there are five enterprises, Sohu Era, Sohu Media, Sogou Technology, AmazGame and Gamease, that were qualified as NHTEs in 2008 and re-qualified in 2011. Hence, for these enterprises the income tax rate is 15% for 2012 and 2013. There are two other enterprises, Sohu Internet and Sogou Information, that were qualified as NHTEs in 2009 and re-qualified in 2012. Therefore, for these enterprises the income tax rate is 15% for 2012 and the next two years.

In addition, the CIT Law and its implementation rules provide that “Software Enterprise” can enjoy an income tax exemption for two years beginning with their first profitable year and a 50% tax reduction to rate of 12.5% for the subsequent three years. AmazGame and Gamease qualified as software enterprises and enjoyed an income tax exemption for the 2008 fiscal year and a 50% tax reduction to a rate of 12.5% for the 2009 fiscal year through the 2011 fiscal year. Shenzhen 7Road qualified as a software enterprise and enjoyed an income tax exemption for the 2009 and 2010 fiscal years and a 50% tax reduction to a rate of 12.5% for the 2011 and 2012 fiscal years. Shanghai ICE qualified as a software enterprise and enjoyed an income tax exemption for the 2010 and 2011 fiscal years and a 50% tax reduction to a rate of 12.5% for the subsequent three years. Gamespace qualified as a software enterprise and enjoyed and will be entitled to an income tax exemption for the 2012 and 2013 fiscal year and a 50% tax reduction to a rate of 12.5% for the subsequent three years. Guanyou Gamespace, ICE Information and 7Road Technology have been qualified as “software enterprises” and will be entitled to an income tax exemption for two years beginning with their first profitable year and a 50% tax reduction for the subsequent three years, if they continue to maintain their qualification.

In addition, depending on the nature of the products provided, a value-added tax (“VAT”), at rate of 17% is imposed on revenues derived from products sold in domestic operations and exempts from VAT revenues from products sold in overseas operations. Shenzhen 7Road is required to pay VAT on revenues it derives from domestic operations, but is entitled to a tax refund which reduces its effective VAT rate to 3%.

There are uncertainties regarding future interpretation and implementation of the CIT Law and its implementation rules. We cannot assure you that the NHTE and Software Enterprise qualifications of those operating entities, or their entitlement to an income tax exemption or refund of its VAT, will not be challenged by higher level tax authorities and be repealed, or that there will not be any future implementation rules that are inconsistent with current interpretation of the CIT Law. For example, according to a circular recently issued by the SAT, there will be new regulations promulgated by relevant authorities concerning new criteria to certify a Software Enterprise. Therefore, we cannot assure you that the qualification of any of our PRC subsidiaries or VIEs as a Software Enterprise will not be challenged in the future or whether such companies will able to take any further actions, such as re-application for Software Enterprise qualification, to enjoy such preferential tax treatments. If those operating entities cannot qualify for such income tax or VAT holidays, our effective income tax rate or VAT rate, as the case may be, will be increased significantly and we may have to pay additional income tax to make up the previously unpaid tax, which would reduce our net income.

We may be deemed a PRC resident enterprise under the CIT Law and be subject to PRC taxation on our worldwide income.

The CIT Law provides that enterprises established outside of China whose “de facto management bodies” are located within China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income (including dividend income received from subsidiaries). Under the Implementing Regulations for the Corporate Income Tax Law, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC-resident enterprise. If we were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and the results of operations, although dividends distributed from our PRC subsidiaries to us could be exempted from Chinese dividend withholding tax, since such income is exempted under the CIT Law for PRC-resident recipients.

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

Our reporting currency is the U.S. Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the U.S. dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the U.S. Dollar, our revenues as expressed in our U.S. Dollar financial statements will decline in value. On May 19, 2007, the PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the PBOC announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the PBOC ruled out any sharp fluctuations in the currency or a one-off adjustment. On April 16, 2012, the PBOC enlarged the floating band of RMB’s trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1% around the middle rate released by the China Foreign Exchange Trade System each day. In February 2013, the center point of the currency’s official trading band hit 6.2804, representing appreciation of more than 8.2% since June 19, 2010. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Risks Related to Our Common Stock

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices.

The market price of our common stock has been volatile and is likely to continue to be so. The initial public offering price of our common stock in July 2000 was $13.00 per share. The trading price of our common stock subsequently dropped to a low of $0.52 per share on April 9, 2001. During 2012, the trading price of our common stock ranged from a low of $33.75 per share to a high of $65.42 per share. On February 25, 2013, the closing price of our common stock was $45.28 per share.

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

Registered public accounting firms in China, including our independent registered public accounting firm, are not inspected by the U.S. Public Company Accounting Oversight Board, which deprives us and our investors of the benefits of such inspection.

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

Proceedings instituted recently by the SEC against five PRC-based accounting firms, including our independent registered public accounting firm, may ultimately result in our financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934.

In December 2012, the SEC instituted proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against five PRC-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of certain PRC-based companies that are publicly traded in the United States. Rule 102(e)(1)(iii) grants to the SEC the authority to deny to any person, temporarily or permanently, the ability to practice before the SEC who is found by the SEC, after notice and opportunity for a hearing, to have willfully violated, or willfully aided and abetted the violation of, any such laws or rules and regulations. While we cannot predict the outcome of the SEC’s proceedings, if our independent registered public accounting firm were denied, temporarily or permanently, the ability to practice before the SEC, our financial statements could be determined to not be in compliance with the requirements for financial statements of public companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a determination could ultimately lead to the SEC’s revocation of the registration of our shares of common stock under the Exchange Act, which would cause the immediate delisting of our shares of common stock from the NASDAQ Global Select Market, and the effective termination of the trading market for our shares in the United States, which would be likely to have a significant adverse effect on the value of our shares of common stock. In addition, because the issues raised in the SEC proceedings would be likely to extend to all independent public accounting firms in the PRC, it may not be possible for us to attempt to address this issue by changing our independent registered public accounting firm.

Risks Related to Our Financing Activities

Changyou’s status as a public company could have an adverse impact on Sohu.

Changyou’s American depositary shares, or ADSs, are listed and traded on the NASDAQ Global Select Market. As a separate publicly-listed company, Changyou may have interests that differ from, or may even be contrary to, those of Sohu, and we may have disagreements on certain matters. Our business might be adversely affected by any such disagreements.

Changyou’s status as a publicly-listed company may have adverse U.S. tax consequences for us. As the Sohu Group has two listed companies, Sohu.com Inc. and Changyou.com Limited, which are regarded as separate legal entities for U.S. tax purposes, certain transactions between these two companies, as well as between their subsidiaries and VIEs, might expose Sohu.com Inc. to U.S. corporate income tax at a rate of 34%. Moreover, certain types of transactions by Changyou and its subsidiaries and VIEs—investing in U.S. properties, for example—might expose Sohu.com Inc. to the risk that the transactions will be subject to U.S. tax. If Changyou pays dividends, Sohu.com Inc., as one of the shareholders of Changyou, might be subject to U.S. corporate income tax at a rate of 34% for the dividends received. Under certain circumstances, when Sohu sells Changyou ADSs originally held by Sohu at a price higher than its U.S. tax basis, a portion of the proceeds will be subject to U.S. corporate income tax at a rate of 34%.

Sogou’s equity financing could have an adverse effect on Sohu.

Sogou, one of our subsidiaries, completed a $48 million equity financing on October 22, 2010. Our interest in Sogou was significantly diluted by the equity financing, with a corresponding reduction in our income from the Sogou business. Furthermore, as Sogou is no longer a wholly-owned subsidiary of us, it is possible that our and Sogou’s interests could diverge in the future as we may need to consider the interests of other shareholders of Sogou. If Sogou’s interests differ from, or are contrary to, our interests, our business operations may be adversely affected.

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

Risks Related to Changyou.com Limited

The following risk factors are adapted from risk factors that are included in Changyou’s annual report on Form 20-F for the year ended December 31, 2012.

Risks Relating to Changyou’s Business and Industry

Changyou’s limited operating history makes evaluating its business and prospects difficult.

Changyou was incorporated on August 6, 2007 in the Cayman Islands as an indirect wholly-owned subsidiary of Sohu.com Inc. We transferred all of our MMOG business to Changyou in December 2007. Changyou acquired a majority interest in its Web games subsidiary 7Road in May 2011, Changyou acquired the 17173 Business from us in December 2011 and Changyou acquired the entities operating its cinema advertising business in January 2011. Changyou’s limited operating history in the each of these areas may not provide a meaningful basis for you to evaluate its business and prospects. Its business strategy has not been proven over a long period of time and we cannot be certain that Changyou will be able to successfully expand its MMOG business, its Web game business, the 17173 Business or its cinema advertising business.

You should also consider additional risks and uncertainties that may be experienced by early stage companies operating in a rapidly developing and evolving industry. Some of these risks and uncertainties relate to Changyou’s ability to:

•	develop license or operate new MMOGs and Web, social and mobile games that are appealing to game players and meet its expected timetable for launches of new games;

•	raise its brand recognition and game player loyalty;

•	maintain and strengthen the 17173 Business and the leading position of the 17173.com Website among game information portals in China;

•

successfully adapt to evolving business models, industry trends and market environment by developing and investing in new business strategies, products, services and technologies, including new games other than MMOGs and Web games, such as social games and mobile games; and

•	maintain or expand its marketing efforts to attract more game players to its games and to the game information portal of the 17173 Business in an increasingly competitive business environment.

If Changyou does not adapt its business to address these risks and uncertainties, Changyou’s ability to continue its success to date or to expand its business in the future may be impeded.

Changyou’s business may not succeed in a highly competitive market.

Competition in the online game market in China is becoming increasingly intense. There are a number of publicly-traded companies focusing on the MMOG and /or Web games markets in China with shares listed on NASDAQ, the New York Stock Exchange, the Hong Kong Stock Exchange and the Shenzhen Stock Exchange, including Tencent Holdings Limited, NetEase.com, Inc., Shanda Games Limited, Perfect World Co., Ltd., Giant Interactive Group Inc., NetDragon Websoft Inc., Kingsoft Corporation Limited, Taomee Holdings Limited, Shenzhen ZQGame Co. and YY Inc. In addition, there are many venture-backed private companies focusing on online game development, further intensifying the competition. Recently, many of Changyou’s competitors have been aggressively hiring talent for game development, increasing spending on marketing for games, bidding for licenses of games and penetrating into the Web, social and mobile game markets. Increased competition in Changyou’s current and intended markets may make it difficult for Changyou to retain its existing employees and attract new employees, and to sustain its growth rate. Furthermore, Changyou also faces intense competition for cost-effective marketing resources for its games, such as game-related Websites, which could drive up its marketing costs and decrease the effectiveness of its marketing campaigns.

The 17173 Business, which derives revenue primarily from Changyou’s providing advertising services to advertisers on the 17173.com Website, faces intense competition for advertising business targeting online game players, which can be expected to increase significantly in the future. Changyou competes with other game information portals, such as duowan.com, operated by YY Inc., and game.qq.com, operated by Tencent Holdings Ltd., and other Internet portals which have, or may over time be able to build, competitive advantages over Changyou in terms of:

•	greater brand recognition among game players and advertising clients;

•	larger user and customer bases;

•	more extensive and well developed marketing and sales networks; and

•	substantially greater financial and technical resources.

If Changyou is unable to sustain and enhance its brand recognition, provide quality products and services and meet other difficult technological and business challenges, then its users and advertising clients may become dissatisfied and move to a competitor’s portal for products and services, Changyou’s user base may decrease and its ability to generate advertising revenues on our 17173.com Website may decline as a result.

In order to compete effectively in the PRC, as well as in the worldwide market, Changyou must continue to spend significant resources in research and development, including through acquisitions, to enhance its technology and its existing games, advertising and other services, and introduce new game products and services, including games other than MMOGs and Web games, such as social and mobile games, in order for Changyou to adapt to industry trends and shifting demands of game players and advertising clients and to remain competitive. If Changyou’s products and services are not responsive to the needs of its game players and advertisers, are not appropriately timed with market opportunities, or are not effectively brought to market, or if Changyou’s competitors are more successful than Changyou is in developing compelling products or in attracting and retaining game players and advertisers, Changyou may not be able to recoup such expenditures.

There are uncertainties regarding the future growth of the online game industry in China.

The online game industry, from which Changyou derives substantially all of its revenues, is a relatively new and evolving industry. The growth of the online game industry and the level of demand and market acceptance of Changyou’s games are subject to a high degree of uncertainty. Changyou’s future operating results will depend on numerous factors affecting the online game industry, many of which are beyond its control, including:

•	the growth of personal computer, Internet and broadband users and penetration in China and other markets in which Changyou offers its games, and the rate of any such growth;

•	whether the online game industry, particularly in China and the rest of the Asia-Pacific region, continues to grow and the rate of any such growth;

•

general economic conditions in China, particularly economic conditions adversely affecting discretionary consumer spending, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and the third quarter of 2012;

•	the availability and popularity of other forms of entertainment, particularly games of console systems, which are already popular in developed countries and may gain popularity in China; and

•	changes in consumer demographics and public tastes and preferences.

There is no assurance that online games, and in particular MMOGs and Web games, will continue to be popular in China or elsewhere. A decline in the popularity of online games in general, or the MMOGs and Web games that Changyou operates, would adversely affect Changyou’s business and prospects.

Changyou currently depends on TLBB for a majority of its revenues and on DDTank and Wartune for a significant portion of its revenues. Any decrease in the popularity of these games or interruption in their operation would adversely affect the operating results of Changyou.

Changyou currently relies on its MMOG TLBB for a majority of its revenues and on its Web games DDTank and Wartune, for a significant portion of its revenues. Changyou launched TLBB in May 2007and 7Road launched DDTank and Wartune in March 2009 and December 2011, respectively. We cannot guarantee how long TLBB, DDTank and Wartune will continue to sustain their current levels of popularity. To prolong TLBB’s and DDTank’s lifespans, and to continue the initial success of Wartune, Changyou needs to continually improve and update them on a timely basis with new features that appeal to existing game players and attract new game players, and to market these new features. Despite its efforts to improve TLBB, DDTank and Wartune, the game players may nevertheless lose interest in these games over time. See “Risks Relating to Changyou’s Business and Industry—Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.” If Changyou fails to improve and update these games on a timely basis, or if its competitors introduce more popular games catering to its game player base, which, in the case of TLBB, could include games adapted from other novels written by Louis Cha, these games may lose their popularity, which could cause Changyou’s revenues to decrease.

Furthermore, there could be interruptions in the operation of TLBB, DDTank or Wartune due to unexpected server interruptions, network failures or other factors that could harm Changyou’s reputation and prevent or deter game players from making purchases of virtual items, which could result in decreases in Changyou’s revenues. Changyou does not maintain insurance policies covering losses relating to its technology infrastructure and Changyou does not have business interruption insurance.

Changyou is not likely to sustain its recent growth rate.

Changyou’s revenues have grown significantly in a relatively short period of time. Primarily due to the commercial success of TLBB, Changyou’s revenues, as restated for 2010 to reflect its acquisition of the 17173 Business, grew from $354.1 million for the year ended December 31, 2010 to $484.6 million for the year ended December 31, 2011, and $623.4 million for the year ended December 31, 2012, with the increases in 2011 and 2012 also being affected by 7Road’s Web games. Changyou’s net income attributable to Changyou.com Limited grew from $194.7 million for the year ended December 31, 2010, to $245.5 million for the year ended December 31, 2011 and $282.4 million for the year ended December 31, 2012. Changyou is not likely to sustain similar rates of growth in revenues or net income in future periods due to a number of factors, including, among others, the greater difficulty of growing at sustained rates from a larger revenue base, the uncertain level of popularity of its future games, the potential need to expend greater amounts in order to develop or acquire new games, technologies, assets and businesses, and uncertainty as to its ability to integrate such newly acquired games, technologies, assets and businesses. In particular, we expect Changyou to experience increases in its costs and expenses as it expands its business domestically and internationally and increase its investment in MMOGs as well as Web, social and mobile games in order to adapt to industry trends and an evolving market environment. Accordingly, you should not rely on the results of any prior period as an indication of Changyou’s future financial and operating performance.

Changyou’s business could suffer if it does not successfully manage its current and future growth.

Changyou has experienced a period of rapid growth and expansion that has placed, and will continue to place, strain on its management personnel, systems and resources. To accommodate the growth, Changyou anticipates that it will need to implement a variety of new and upgraded operational and financial systems, including online payment systems, procedures and controls, improvement of accounting and other internal management systems and security systems related to the foregoing, all of which require substantial management efforts and financial resources. Changyou will also need to continue to expand, train, manage and motivate its workforce, and manage its relationships with its distributors and joint operators, third-party service providers and game player base. All of these endeavors will require substantial management effort and skills and the incurrence of additional expenditures. Changyou may not be able to efficiently or effectively implement its growth strategies and manage the growth of its operations, and any failure to do so may limit its future growth and hamper its business strategy.

Recent and potential future acquisitions and/or strategic alliances may have an adverse effect on Changyou’s ability to manage its business.

Changyou has made acquisitions of, and may potentially acquire in the future, technologies, businesses or assets that are complementary to its business and/or enter into strategic alliances in order to leverage its position in the Chinese online game market and expand its business domestically and internationally. Such acquisitions or strategic alliances may expose Changyou to potential risks, including risks associated with the integration of new technologies, businesses and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from its existing business, and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions or strategic alliances. Any difficulties encountered in the acquisition and strategic alliance process may have an adverse effect on Changyou’s ability to manage its business. In addition, acquired businesses may not perform to Changyou’s expectations for various reasons, including the loss of key personnel or key clients, and its strategic focus may change. As a result, Changyou may not realize the benefits it anticipated. If Changyou fails to integrate acquired technologies, businesses and assets or realize the expected benefits, it may not receive a return on its investment and its transaction costs for such acquisitions.

Any negative development in Sohu’s market position or brand recognition may have an adverse effect on Changyou’s marketing efforts and the popularity of its games.

Changyou is a majority owned subsidiary of Sohu and expect to continue to be part of the Sohu Group, as we are expected to remain the controlling shareholder of Changyou. Changyou has benefited, and we expect it to continue to benefit, from us in marketing its games and the 17173 Business. For example, Changyou has benefited from our large user base by marketing and advertising across our domains and using our single-user ID system, which provides our registered users easy access to Changyou’s games. Changyou and we have entered into a services agreement and an online links and advertising agreement, pursuant to which we provide links and advertising space on our Websites and related technical support to Changyou in connection with Changyou’s operation and promotion of the 17173 Business. Changyou also benefits from our strong brand recognition in China, which we believe has provided Changyou credibility and a broad marketing reach.

If we lose our market position, the effectiveness of Changyou’s marketing efforts through its association with us could be adversely affected. In addition, any negative publicity associated with Sohu.com or its affiliated Websites will likely have an adverse impact on the effectiveness of Changyou’s marketing on those sites as well as its reputation and its brand.

Changyou is dependent upon its existing management, its key development personnel and its qualified technical personnel, and its business may be severely disrupted if Changyou lose their services.

Changyou’s future success depends substantially on the continued services of its executive officers and its key development personnel, such as its Chief Executive Officer Tao Wang, its President Dewen Chen, its Chief Financial Officer Alex Ho, its Chief Operating Officer Xiaojian Hong and its Chief Information Officer Wendy Pan. If one or more of its executive officers or key development personnel were unable or unwilling to continue in their present positions, Changyou might not be able to replace them easily or at all. In addition, if any of Changyou’s executive officers or key employees joins a competitor or forms a competing company, it may lose know-how, key professionals, staff members and suppliers. These executive officers and key employees could develop and operate games that could compete with and take game players away from its existing and future games. Although each of its executive officers and key personnel has entered into an employment agreement with Changyou with non-competition provisions, these non-competition provisions may not be enforceable in China.

Game players’ spending on Changyou’s games may be adversely affected by continuing slower growth in the Chinese economy and adverse conditions in the global economy.

Changyou relies on the spending of its game players for its revenues, which in turn depends on the players’ level of disposable income, perceived future earnings capabilities and willingness to spend. The real estate market in the PRC and the level of exports from the PRC have both experienced significant declines recently and, according to the National Bureau of Statistics of China, the growth rate of China’s gross domestic product, compared to that of the previous year, slowed from 10.3% in 2010 to 9.2% in 2011 and 7.5% in 2012. Such growth may continue to slow in the future, which could in turn result in a reduction in spending by its game players. In addition, the global economy recently experienced significant instability, with growth in the United States slowing and the European Community facing disruptions as a result of crises in the economies of Greece and Spain, among other countries. It is unclear how long such instability will continue, whether it will increase, whether it will lead to a renewed worldwide economic downturn such as the one that began in 2008, and how much adverse impact such instability or any such downturn might have on the economies of China and other jurisdictions where Changyou operate its games. Any such instability or adverse impact in China or in overseas markets could cause its game players to reduce their spending on Changyou’s games in China or overseas and reduce its revenues.

Changyou may not be successful in operating and improving its games to satisfy the changing demands of game players.

Changyou depends on purchases and continual consumption of virtual items by its game players to generate revenues, which in turn depend on the continued attractiveness of its games to the game players and their satisfactory game-playing experience. Various issues could arise that would cause Changyou’s games to be less attractive to its game players or could limit the continued attractiveness of its games. For example:

•	Changyou may fail to provide game updates, expansion packs and other enhancements in a timely manner due to technologies, resources or other factors;

•	Changyou’s game updates, expansion packs and new versions may contain program errors, and their installation may create other unforeseen issues that adversely affect the game-playing experience;

•	Changyou may fail to timely respond and /or resolve complaints from its game players;

•	Changyou may fail to eliminate computer “bots,” which can disrupt its games’ smooth operation and reduce the attractiveness of our games; and

•	Changyou’s game updates, expansion packs and other enhancements may change rules or other aspects of its games that its game players do not welcome, resulting in a reduction in the peak concurrent users, active paying accounts, average concurrent users, and/or revenues per active paying account of its MMOGs or a reduction in the active accounts, active charging accounts, peak concurrent users, average concurrent users and/or revenues per active charging account of its Web games.

The failure to address the above-mentioned issues could adversely affect the game-playing experience of Changyou’s game players, damage the reputation of its games, shorten the lifespans of its games, and result in the loss of game players and a decrease in its revenues.

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

Changyou may fail to launch new games according to its timetable, and its new games may not be commercially successful, or may attract game players away from its existing games.

Changyou must launch new games that can generate additional revenue and diversify its revenue sources in order to remain competitive. Changyou will not generate any meaningful revenue from a pipeline game until it is commercially launched after open beta testing, and we cannot assure you that Changyou will be able to meet its timetable for new game launches or that its new games will be successful. A number of factors, including technical difficulties, lack of sufficient game development personnel and other resources, failure to obtain or delays in obtaining relevant governmental authorities’ approvals and adverse developments in its relationships with the licensors or third-party operators of its new games could result in delayed launching of Changyou’s new games. In addition, we cannot assure you that Changyou’s new games will be as well received in the market as TLBB, DDTank and Wartune have been, and you should not view its historical game revenues, the success of TLBB, DDTank and the initial market acceptance of Wartune as indications of the long-term commercial success of Wartune or any of its other new or future games. There are many factors that may adversely affect the popularity of Changyou’s new games. For example, Changyou may fail to anticipate and adapt to future technical trends, new business models and changed game player preferences and requirements, fail to effectively plan and organize marketing and promotion activities, or fail to differentiate its new games from its existing games. If the new games Changyou introduces are not commercially successful, Changyou may not be able to generate sufficient revenues from new games to sustain or grow its results of operations or to recover its product development costs and sales and marketing expenses, which can be significant.

In addition, Changyou’s new games may attract game players away from its existing games. For example, with Changyou’s increasingly diversified game portfolio, we cannot assure you that Changyou’s TLBB, DDTank and Wartune game players will not be attracted to play other newly launched games instead of TLBB, DDTank and Wartune. If this occurs, it will decrease Changyou’s existing games’ player bases, which could in turn make these games less attractive to other game players, resulting in decreased revenues from its existing games. Game players who switch from playing Changyou’s existing games to its new games may also spend less money to purchase virtual items in its new games than they would have spent if they had continued playing its existing games, resulting in an adverse effect on overall revenues of Changyou.

Changyou’s MMOGs and Web games are currently accessed primarily through personal computers. As devices other than personal computers are increasingly used to access the Internet, we believe that Changyou must develop games for such devices if it is to maintain or increase its revenues, and it may not be successful in doing so.

Devices other than personal computers, such as mobile phones and tablets, are used increasingly in China and in overseas markets to access the Internet. We believe that, for Changyou’s business to be successful, it will need to develop versions of its existing games, its pipeline games and any future games that work well with such devices. The games that Changyou develops for such devices may not function as smoothly as its existing games, and may not be attractive to game players in other ways. In addition, manufacturers of such devices may establish restrictive conditions for developers of applications to be used on such devices, and as a result its games may not work well, or at all, on such devices. As new devices are released or updated, Changyou may encounter problems in developing versions of its games for use on such devices and Changyou may need to devote significant resources to the creation, support, and maintenance of games for such devices. If Changyou is unable to successfully expand the types of devices on which its existing and future games are available, or if the versions of its games that Changyou creates for such devices do not function well or are not attractive to game players, its revenues may fail to grow and may decline.

Changyou relies on third-party operators to jointly operate most of its Web games with it.

Changyou’s majority-owned subsidiary 7Road, which is the developer and operator of Changyou’s most successful Web games to date, largely relies on third-party joint operators to attract users to play its games and for most of the marketing of its games, and operations through third-party joint operators account for a substantial majority of 7Road’s revenues. If third-party joint operators of 7Road’s games experience network disruptions, cease to offer 7Road’s games over their platforms, fail to effectively promote 7Road’s games on their platforms or attract game players, or terminate 7Road’s joint operation agreements in advance of their expiration dates during any particular period, 7Road’s revenues, and hence Changyou’s consolidated revenues, for that period will be adversely affected and 7Road’s and Changyou’s reputation could be harmed.

Changyou generates substantially all of its game revenues under the item-based revenue model, which has a short history of commercial application and presents risks related to consumer preferences and regulatory restrictions.

Substantially all of Changyou’s games, including MMOGs and Web games, are operated under the item-based revenue model. Under this revenue model, Changyou’s game players are able to play the games for free if they so choose, but are charged for the purchase of virtual items in the games. Changyou currently expects that substantially all of its online game revenues, including revenues from games currently in its pipeline, will continue to be generated under the item-based revenue model. The item-based revenue model requires Changyou to design games that not only attract game players to spend more time playing, but also encourage them to purchase virtual items. The sale of virtual items requires Changyou to track closely consumer tastes and preferences, especially as to in-game consumption patterns. If Changyou fails to design and price virtual items so as to incentivize game players to purchase them, it may not be able to effectively translate its game player base and their playing time into revenues. The item-based revenue model does not have a long history of proven commercial application. In addition, the item-based revenue model may cause additional concerns with PRC regulators who have been implementing regulations designed to reduce the amount of time that Chinese youths spend on online games and intended to limit the total amount of virtual currency issued by online game operators and the amount purchased by individual game players. A revenue model that does not charge for time played may be viewed by the PRC regulators as inconsistent with these goals. The item-based revenue model may not continue to be commercially successful and in the future Changyou may need to change its revenue model to a time-based or other revenue model. Any change in revenue model could result in disruption of Changyou’s game operations, a decrease in the number of its game players and a decline in its revenues.

Changyou relies on recorded data for game revenue recognition and tracking of game players’ consumption patterns of virtual items. If Changyou’s data systems fail to operate effectively, such failure will not only affect the completeness and accuracy of its revenue recognition, but also its ability to design and improve virtual items that appeal to game players.

Changyou’s game operations revenues are generated through the sale of its prepaid game cards or online direct sale of game points, and Changyou’s recognition of those revenues depends on such factors as whether the virtual items purchased by game players are considered consumable or perpetual and, in the case of 7Road’s joint operation arrangements with third-party joint operators, whether the games are hosted on 7Road’s servers or the third parties’ servers. Changyou relies on its data systems to record and monitor the purchase and consumption of virtual items by its game players and the types of virtual items purchased. If its data systems fail to accurately record the purchase and consumption information of the virtual items, Changyou may not be able to accurately recognize its revenues. In addition, various factors affect the estimated lives of perpetual virtual items, such as the average period that game players typically play its games and other game player behavior patterns, the acceptance and popularity of expansion packs, promotional events launched and market conditions, and Changyou relies on its billing systems to capture such historical game player behavior patterns and other information. If such information is not accurately recorded, or if Changyou does not have sufficient information due to the short operating history of any of its games, Changyou will not be able to accurately estimate the lives of, or the estimated average period the game players play its games with respect to, the perpetual virtual items, which will also affect its ability to accurately recognize its revenues from such perpetual virtual items. If the data systems of Changyou were damaged by system failure, network interruption, or virus infection, or attacked by a hacker, the integrity of data would be compromised, which could adversely affect Changyou’s revenue recognition and the completeness and accuracy of its recognized revenues.

In addition, Changyou relies on its data systems to record game player purchase and consumption patterns, based on which Changyou improves its existing virtual items and designs new virtual items. For example, Changyou intends to increase development efforts on the number and variety of virtual items that its game players like to purchase, and it may also adjust prices accordingly. If its data systems fail to record data accurately, Changyou’s ability to improve existing virtual items or design new virtual items that are appealing to its game players may be adversely affected, which could in turn adversely affect its revenues.

The successful operation of Changyou’s business and implementation of its growth strategies, including its ability to accommodate additional game players and advertising clients in the future, depend upon the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Almost all access to the Internet in China is maintained through state-owned telecommunications operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or MIIT. Changyou relies on this infrastructure to provide data communications capacity primarily through local telecommunications lines. Although the PRC government has announced plans to develop the national information infrastructure, this infrastructure may not be developed as planned or at all. In addition, Changyou will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure. The Internet infrastructure in China may not support the demands necessary for continued growth in Internet usage.

Most of Changyou’s revenues generated by the 17173 Business are from online advertising. The online advertising market includes many uncertainties, which could cause Changyou’s revenues from the 17173 Business to fail to grow or to decline.

The17173 Business, which derives revenue primarily from providing advertising services on the 17173.com Website, had online advertising revenues of $42.5 million for the year ended December 31, 2012, representing 6.8% of Changyou’s total revenues for the year. Changyou’s ability to maintain or grow advertising revenues from the 17173 Business may be adversely affected by any of the following risk factors:

•	The online advertising market is new and rapidly evolving, particularly in China. As a result, many of our current and potential advertising clients have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budgets to Internet-based advertising;

•	Changes in government policy could restrict or curtail Changyou’s online advertising services;

•	Advertising clients may adopt new methods and strategies other than online advertising to promote their brands, which would have an adverse impact on the advertising revenue of Changyou; and

•	The acceptance of the Internet as a medium for advertising depends on the development of a measurement standard. No standards for the measurement of the effectiveness of online advertising have been widely accepted. Industry-wide standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general, or through Changyou’s Websites.

In addition, Changyou’s ability to generate and maintain significant online advertising revenues will also depend upon:

•	the development of a large base of users possessing demographic characteristics attractive to advertising clients;

•	the acceptance of online advertisements as an effective method of business marketing;

•	the effectiveness of our advertising delivery, tracking and reporting systems; and

•	the extent of resistance from existing or potential customers to online advertising prices.

The expansion of Internet advertisement blocking software may result in a decrease in advertising revenues.

The development of Web software that blocks Internet advertisements before they appear on a user’s screen may hinder the growth of online advertising. The expansion of advertisement blocking on the Internet may decrease Changyou’s revenues from the 17173 Business, because, when an advertisement is blocked, it is not downloaded from the server, which means that it will not be tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet or on Changyou’s 17173.com Website because of the use by third parties of Internet advertisement blocking software.

Changyou’s cinema advertising business has generated losses since Changyou acquired it and it may not be able to maintain or expand the revenues that it receives from cinema advertising services.

Changyou’s cinema advertising business, which generates revenues through contracts that it enters into with advertisers to place their advertisements in pre-film advertising slots in movie theatres, has not been profitable since Changyou acquired it in January 2011. Changyou receives the cinema advertising rights for such pre-film advertising slots under contracts with various theatres and film production companies. We cannot assure you that Changyou will be able to develop, maintain or expand the types of relationships with movie theatres and film production companies that will permit it to receive or preserve its existing rights or obtain any additional rights to pre-movie advertisement slots. Any failure to develop, maintain or expand such relationships could prevent Changyou from increasing its cinema advertising revenues and prevent the business from becoming profitable and also could result in a decrease in its cinema advertising revenues.

Changyou incurs additional costs and face significant risks when it operates, licenses, or jointly operates with third-party joint operators, its games outside of China and seeks to expand its operations to select markets. If Changyou fails to manage these risks, its growth and business prospects could be materially and adversely affected.

Changyou currently licenses TLBB and DMD to, and jointly operates DDTank and Wartune with third-party operators in regions outside of China, including Taiwan, Hong Kong, Vietnam and Malaysia. Changyou plans to continue to license TLBB and DMD, and jointly operate DDTank and Wartune, and other future games in these and other overseas markets. Changyou has expanded its direct MMOG operations to select markets, such as the United States, Malaysia and Korea, and expects to expand its direct game operations (through local wholly-owned subsidiaries) to other overseas markets. Identifying appropriate overseas markets, negotiating with potential third-party licensees or joint operators and managing Changyou’s relationships with its licensees and joint operators all require substantial management effort and skills and the incurrence of significant expenses. Licensing games and operating them overseas directly or jointly with third-party joint operators also require translation of its games into the local languages of the overseas markets in which Changyou plans to license or operate, and may require customization as well, both of which require significant additional expense. There are additional risks associated with the licensing or direct or joint operation of the games overseas, including:

•	difficulties in identifying and maintaining good relationships with licensees or joint operators who are knowledgeable about, and can effectively distribute and operate the games in, overseas markets;

•	difficulties and costs relating to compliance with the different legal requirements and commercial terms in the overseas markets in which Changyou licenses or directly or jointly operates its games, such as game export regulatory procedures, taxes and other restrictions and expenses;

•	difficulties in maintaining the reputation of Changyou and its games, when its games are operated by licensees or joint operators in overseas markets pursuant to their own standards;

•	changes in the political, regulatory or economic conditions in a foreign country or region, or public policies toward online games;

•	exposure to different regulatory systems governing the protection of intellectual property and the regulation of online games, the Internet and the export of technology;

•	difficulties in verifying revenues generated from the games by the licensees for purposes of determining royalties payable to Changyou;

•	inherent difficulties and delays in contract enforcement and collection of receivables through the use of foreign legal systems.

•	difficulties in protecting the intellectual property of Changyou;

•	difficulties in managing its overseas employees when Changyou operate its games directly overseas;

•	the risk that the regulatory authorities in foreign countries or administrative regions may impose withholding taxes, or place restrictions on repatriation of Changyou’s profits; and

•	fluctuations in currency exchange rates.

If Changyou is unable to manage these risks effectively, its ability to license or operate its games overseas either directly or jointly with third-party joint operators may be impaired.

Rapid technological changes may increase the game development costs of Changyou.

The online game industry is evolving rapidly, so Changyou needs to anticipate new technologies and evaluate their possible market acceptance. In addition, government authorities or industry organizations may adopt new standards that apply to game development. Any new technologies and new standards may require increases in expenditures for MMOG or Web, social or mobile game development and operations, and Changyou will need to adapt its business to cope with the changes and support these new services to be successful. If Changyou falls behind in adopting new technologies or standards, its existing games may lose popularity, and its newly developed games may not be well received in the marketplace.

The proliferation of “cheating” programs and scam offers that seek to exploit Changyou’s games and players harms the game-playing experience and may lead players to stop playing its games.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit Changyou’s games, play them in an automated way or obtain unfair advantages over other players who play fairly. These programs harm the experience of players who play fairly and may disrupt the economics of Changyou’s games. In addition, unrelated third parties may attempt to scam its players with fake offers for virtual goods. Changyou needs to devote significant resources to discover, disable and prevent such programs and activities, and if Changyou is unable to do so quickly, its operations may be disrupted, its reputation may be damaged and players may stop playing its games. This may lead to lost revenue and increased costs for Changyou to develop technological measures to combat such programs and activities.

Changyou’s business may be harmed if its games are not featured in a sufficient number of Internet cafés in China.

A substantial number of game players access Changyou’s games through Internet cafés in China. Due to limited hardware capacity, Internet cafés generally feature a limited number of games on their computers. Changyou thus competes with a growing number of other online game operators to ensure that its games are featured on these computers. This competition is intensified by restrictions by the PRC Ministry of Culture, or MOC, on the establishment of new Internet cafés and on the total number of Internet cafés nationwide. It is necessary for Changyou to maintain good relationships with Internet café operators, require its distributors to maintain a sales presence in a large number of Internet cafés, and conduct periodical promotional activities in select Internet cafés and other general sales and marketing efforts to ensure that Changyou’s games are featured in a sufficient number of Internet cafés. If Changyou fails to maintain good relationships with Internet café operators, or if it and/or its distributors fail to successfully persuade Internet cafés to feature its games, its revenues may be adversely affected.

Changyou may fail to maintain a stable and efficient physical distribution network for its prepaid game cards.

Online payment systems in China are in a developmental stage and are not as widely available to or accepted by consumers in China as they are in the United States. Changyou relies heavily on a physical distribution network composed of third-party distributors to cover a network of retail outlets across China for the sales of its prepaid game cards to its game players. As a result, Changyou’s revenues could be adversely affected by under-performance by its distributors, such as a failure to meet minimum sales or penetration targets or to establish an extensive retail network. Changyou generally signs one-year agreements with its distributors. Changyou may not continue to maintain favorable relationships with them. In addition, the distributors may violate the distribution agreements. Such violations may include, among other things, their:

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

In the past, some of Changyou’s distributors have failed to carry out their obligations in accordance with Changyou’s distribution agreements with them, which resulted in its termination of Changyou’s distribution relationships with them. If Changyou decides to penalize, suspend or terminate its distributors for acting in violation of its distribution agreements, or if the distributors fail to address violations committed by any of their retail outlets in a timely manner, Changyou’s ability to effectively sell its prepaid game cards in any given territory could be negatively impacted, which would adversely affect its revenues.

Changyou could be liable for breaches in the security of its online payment platforms and those of third parties with whom it transact business, and any such breaches could cause its customers to lose confidence in the integrity of the payment systems that Changyou uses.

Currently, Changyou sells a substantial portion of its virtual prepaid game cards and game points to its game players through third-party online payment platforms. In these online transactions, secure transmission of confidential information, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, over public networks is essential if Changyou is to maintain its consumers’ confidence in it. In addition, we expect that an increasing amount of Changyou’s sales will be conducted over the Internet as a result of the growing use of online payment systems. As a result, the risk of associated online crime will increase. The current security measures of Changyou and those of the third parties with whom Changyou transacts business may not be adequate. Changyou must be prepared to increase its security measures and efforts so that its game players have confidence in the reliability of the online payment systems that it uses, which will require Changyou to incur additional expense. Such increased security measures may still not make its online payment systems completely safe. In addition, Changyou does not have control over the security measures of its third-party online payment vendors. Breaches in the security of online payment systems that Changyou uses could expose it to litigation and liability for failing to secure confidential customer information, and could harm its reputation, ability to attract customers and ability to encourage customers to purchase virtual items.

Changyou relies on advertising agencies to sell the online advertising services of the 17173 Business. If current trends of consolidation of advertising agencies in the Chinese market continue, the bargaining power of the large advertising agencies resulting from such consolidation may permit them to require that Changyou pay higher sales rebates, which would adversely affect Changyou’s gross margin.

Most of the online advertising services of the 17173 Business are distributed by, and most of the online advertising revenues of the 17173 Business are derived from, advertising agencies. In 2012, for example, Changyou engaged four advertising agencies, which contributed approximately 90% of the online advertising revenues of the 17173 Business. In consideration for these agencies’ services, Changyou is required to pay certain percentages of revenues as sales rebates. If the online advertising market is consolidated and effectively controlled by a small number of large advertising agencies, such advertising agencies may be in a position to demand higher sales rebates based on increased bargaining power, which could negatively affect Changyou’s online advertising growth, as Changyou books its online advertising revenue net of its sales rebates to advertising agencies.

As Changyou grows its business and expand into new types of games and platform, Changyou will need to hire a significant number of new employees. If Changyou is unable to attract a sufficient number of qualified new employees or retain its existing employees, its business prospects may be adversely affected.

As Changyou grows its business and expand into social and mobile games, the game platform business and international markets, Changyou will need to increase the number of its employees, including senior-level executives, experienced project managers, game development personnel and game operation professionals. The number of its employees increased 33.9% between the end of 2011 and the end of 2012. Changyou’s industry in China is characterized by high demand and intense competition for talent, particularly for game developers and related technical personnel, and Changyou may not be able to attract a sufficient number of additional qualified new employees or retain sufficient existing employees to meet the growth of its business, which would adversely affect its growth strategy and its business prospects.

Changyou may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to it, could subject it to significant liabilities and other costs.

The success of Changyou depends largely on its ability to use and develop its technology and know-how without infringing the intellectual property rights of third parties. We cannot assure you that third parties will not assert intellectual property claims against Changyou. Changyou is subject to additional risks if entities licensing to its intellectual property, including, for example, game source codes, do not have adequate rights in any such licensed materials. The validity and scope of claims relating to the intellectual property of game development and technology involve complex scientific, legal and factual questions and analyses and, therefore, tend to be uncertain. If third parties assert copyright or patent infringement or violation of other intellectual property rights against Changyou, it will have to defend itself in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of its technical and management personnel. An adverse determination or settlement in any such litigation or proceedings to which Changyou may become a party could subject Changyou to significant liability to third parties, or require it to seek licenses from third parties, pay ongoing royalties, or redesign its games or subject it to injunctions prohibiting the development and operation of its games.

In addition, in the case of 7Road, Changyou’s potential exposure to litigation alleging that its games infringe the intellectual property of others may extend to potential claims against the third-party joint operators of 7Road’s games. 7Road typically agrees in its agreements with joint operators to indemnify the joint operators against claims of infringement relating to 7Road’s games. As a result, Changyou may have to defend 7Road’s joint operators with respect to any allegations against them with respect to infringement by 7Road’s games, which could be both costly and time consuming.

Changyou may need to incur significant expenses to enforce its proprietary rights, and if it is unable to protect such rights, its competitive position and financial performance could be harmed.

Changyou regards its intellectual property and proprietary rights as critical to its success. In particular, Changyou has spent a significant amount of time and resources in developing its current games and its pipeline games. Changyou’s ability to protect its proprietary rights in connection with its games is critical for their success and its overall financial performance. While Changyou has registered software in China for copyright protection and it has taken various measures to protect its source codes, such measures may not sufficient to protect its proprietary information and intellectual property. Intellectual property rights and confidentiality protection in China may not be as effective as they are in the United States and other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive. In addition, while Changyou has registered some trademarks relating to its games in the PRC and other jurisdictions, and has applied for additional registrations of trademarks, in some instances it may not succeed in obtaining registration of trademarks that it has applied in different languages, such as English. We cannot assure you that these pending or future trademark applications will be approved. Any failure to register trademarks in any country or region may limit Changyou’s ability to protect its rights in such country or region under relevant trademark laws, and it may even need to change the name or the relevant trademark in certain cases, which may adversely affect its branding and marketing efforts.

Despite Changyou’s efforts to protect its intellectual property, online game developers may copy its ideas and designs, and other third parties may infringe its intellectual property rights. For example, certain third parties have misappropriated the source codes of previous versions of TLBB and have set up unauthorized servers in China and elsewhere to operate TLBB to compete with Changyou. Although in response it has taken measures to enforce its intellectual property rights, such measures may not be successful in eliminating these unauthorized servers. The existence of unauthorized servers may attract game players away from Changyou’s games and may result in decreases in its revenues. Litigation relating to intellectual property rights may result in substantial costs to Changyou and diversion of resources and management attention away from Changyou’s business, and may not be successful. In addition, Changyou’s ideas and certain of its designs , if not fixed in a tangible form of expression or registered with the appropriate PRC authorities, may not be protected by patents or other intellectual property rights. As a result, Changyou may be limited in its ability to assert intellectual property rights against online game developers who independently develop ideas and designs that compete with Changyou.

Changyou may not have exclusive rights to trademarks, designs and technologies that are crucial to its business.

Changyou has applied for initial registrations in the PRC and overseas, and/or changes in registrations relating to transfers of its key trademarks in the PRC, including ChangYou.com, cyou.com, 7Road, TLBB, TL logos, Blade Online, DMD, DDTank, Wartune, Haishen and 17173 and the corresponding Chinese versions of the marks, so as to establish and protect its exclusive rights to these marks. Changyou has also applied for patents relating to the design of its games and to technology intended to enhance the functionalities of its games. Changyou has succeeded in registering the trademarks ChangYou.com, cyou.com, 7Road, TLBB, TL logos, DMD, DDTank, and 17173 in the PRC under certain classes. The applications for initial registration, and/or changes in registrations relating to transfers, of other marks and/or of some of these marks under other classes are still under examination by the Trademark Office of the State Administration for Industry & Commerce of the PRC, or the SAIC, and relevant authorities overseas. Changyou’s patent applications are still under examination by the State Intellectual Property Office of the PRC. Approvals of Changyou’s initial trademark applications, and/or of changes in registrations relating to such transfers, or of its patent applications, are subject to determinations by the Trademark Office of the SAIC, the State Intellectual Property Office of the PRC and relevant authorities overseas that there are no prior rights in the applicable territory. We cannot assure you that these applications will be approved. Any rejection of these applications could adversely affect Changyou’s rights to the affected marks, designs and technologies. In addition, even if these applications are approved, we cannot assure you that any registered trademark or issued patent will be sufficient in scope to provide adequate protection of Changyou’s rights.

Breaches in the security of Changyou’s server network could cause disruptions in its service, facilitate piracy of its intellectual property, or compromise confidential information of its game players.

Changyou stores on its servers and transmits over the Internet considerable and continually increasing amounts of data, much of which is essential to the operation of its business or is highly confidential information concerning its business and its game players. In addition, the expansion of Changyou’s business to include Web, social and mobile games and its need to comply with PRC regulations requiring real-name registration of its game players are likely to cause the amount of personal data concerning its game players that is transmitted over its networks to increase over time. Any breaches of its network by hackers could cause severe disruptions in its service, allow piracy of the source code used in the operation of its games and allow pirated versions of its games to enter the marketplace, or result in the release of confidential personal or financial information of its game players, any of which could have an adverse impact on Changyou’s business, its revenues, and its reputation among game players. We expect that, in order to minimize the likelihood of such breaches as its business expands and the amount of confidential and sensitive data increases, Changyou will expend considerable resources to maintain and enhance the effectiveness of its security systems.

Changyou may be subject to, and may expend significant resources in defending against, claims regarding the content and services it provides over its Websites.

As Changyou’s services may be used to download and distribute information to others, there is a risk that claims may be made against it for defamation, negligence, copyright or trademark infringement or based on the nature and content of such information. Furthermore, Changyou could be subject to claims related to the online activities of its users and incur significant costs in its defense. In the past, claims regarding the nature and content of information that was posted online by users have been made in the United States against companies that provide online services. Changyou could be exposed to liability for the selection of listings that may be accessible through its Websites or through content and materials that its users may post in classified, message boards, chat rooms or other interactive services. If any information provided through Changyou’s services contains errors, third parties may make claims against Changyou for losses incurred in reliance on the information.

Changyou do not carry any liability insurance against of the foregoing risks.

Changyou does not have business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, or offer them at a high price. As a result, Changyou does not have any business liability, loss of data or disruption insurance coverage for its operations in China or the operations of its joint operators in China and overseas. Any business disruption, litigation or natural disaster might result in Changyou’s incurring substantial costs and the diversion of its resources.

The limited use of personal computers in China and the relatively high cost of Internet access in relation to per capita gross domestic product may limit the development of the Internet in China and impede Changyou’s growth.

The penetration rate for personal computers in China is significantly lower than it is in the United States and other developed countries. Furthermore, the cost of Internet access in China is still relatively high as compared to other developed countries. The limited use of personal computers in China and the relatively high cost of Internet access may limit the growth of the business of Changyou. In addition, there may be increases in Internet access fees or telecommunication fees in China. If that happens, the number of Changyou’s game players may decrease or the growth of its game player base may be adversely impacted. Slow growth of, or a decrease in, the traffic on the 17173.com Website may also cause the advertising clients of Changyou to reduce their use of Changyou’s online advertising services, reducing its online advertising revenues.

Changyou faces risks related to health epidemics and other natural disasters.

Changyou’s business could be adversely affected by the effects of avian flu, SARS, H1N1 or other epidemics or outbreaks. China reported a number of cases of SARS in 2003, which resulted in the closure by the PRC government of many businesses to prevent the transmission of the disease. Similarly, there were many businesses in China that were affected by the outbreak of the H1N1 virus in 2009, and in recent years there have been reports of occurrences of avian flu in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of avian flu, SARS, H1N1 or other adverse public health developments in China may have an adverse effect on the business operations of Changyou. Adverse effects could include illness and loss of Changyou’s management and key employees, as well as temporary closure of its offices and related other businesses, such as server operations, upon which Changyou relies, and a decrease in the number of its game players. Such loss of management and key employees or closures would severely disrupt the business operations of Changyou. Changyou has not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS, H1N1 or any other epidemic. In addition, other major natural disasters may also adversely affect Changyou’s business by, for example, causing disruptions of the Internet network or otherwise affecting access to its games.

Substantially all of Changyou’s revenues are generated through Gamease, Shenzhen 7Road, Guanyou Gamespace, and Shanghai ICE, its VIEs, and it relies on payments made by Gamease, Shenzhen 7Road, Guanyou Gamespace, Shanghai ICE to AmazGame, 7Road Technology, Gamespace and ICE Information, Changyou’s subsidiaries, pursuant to contractual arrangements to transfer any such revenues to AmazGame, 7Road Technology, Gamespace and ICE Information. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may adversely affect Changyou’s business and its ability to pay dividends to its shareholders, including us.

Changyou conducts substantially all of its operations through Gamease, Shenzhen 7Road, Guanyou Gamespace, and Shanghai ICE, its VIEs, which generate substantially all of its revenues. As Changyou’s VIEs are not owned by Changyou’s subsidiaries, they are not able to make dividend payments to Changyou’s subsidiaries. Instead, each of AmazGame, 7Road Technology, Gamespace and ICE Information, Changyou’s subsidiaries in China, entered into a number of contracts with its corresponding VIE, pursuant to which the VIE pays the PRC subsidiary of Changyou for certain services that the PRC subsidiary of Changyou provides to the VIE. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes, including business taxes and value-added tax (“VAT”), which effectively reduce the amount that Changyou receives from the VIEs. The PRC government might impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates could limit Changyou’s ability to receive payments from the VIEs or limit the amount of such payments, and could in turn adversely affect its business and its net income and its ability to pay dividends to its shareholders, including us.

Changyou operates some of its existing games, and plans to operate certain of its pipeline and future games, with internet publishing numbers that Changyou obtained through unrelated third-party electronic publishing entities. If the GAPP challenges the commercial operation of any of Changyou’s games that are operated with Internet publishing numbers obtained through third-party publishing entities, Changyou may be subject to various penalties, including restrictions on its operations.

Under PRC regulations issued by the GAPP and the MIIT relating to the regulation of online publication, an internet publishing license is required for online game operators, and a publishing number obtained under such a license is required for each game in operation and publicly available in the PRC. Changyou publishes its games SJQY, DDTank, Wartune and certain of its other existing games with publishing numbers obtained through third party licensed electronic publishing entities. Changyou’s VIE Shanghai ICE is still in the process of applying for an Internet publishing license and 7Road intends to continue to publish certain of its pipeline and future games with publishing numbers obtained through third parties. See “Specific Regulations—Regulation of the Online Game Services—Online Games and Cultural Products”. Current PRC regulations are not clear as to the consequence of obtaining publishing numbers through third-party electronic publishing entities. Changyou’s past and expected future practices might be challenged by the GAPP, which could subject Changyou to various penalties, including fines, confiscation of publishing equipment and the revenues generated from the publishing activities, the revocation of its business license, or the forced discontinuation of or restrictions on its operations.

If Changyou is found to be in violation of current or future PRC laws and regulations regarding Internet-related services and telecom-related activities, Changyou could be subject to severe penalties.

The PRC has enacted regulations that apply to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information and content, online games, and online advertising services.

Under regulations issued by the SARFT, Websites authorized to disseminate news must apply to the SARFT to obtain a Permit for the Network Transmission of Audiovisual Programs in order to disseminate streaming video online. Under additional SARFT regulations, the business of providing public program searching and watching services through the Internet to the public is classified as an Internet audio-video program service for which a Permit for the Network Transmission of Audiovisual Programs is required. Changyou’s online video services offered on the 17173.com Website are operated by Guanyou Gamespace through a permit held by Sohu Internet and Guanyou Gamespace has not yet been granted such a permit directly. If the video services conducted by Guanyou Gamespace are later challenged by the SARFT, Changyou may be subject to severe penalties, including fines, or the suspension of its video services or even its operations. If Changyou is ordered to suspend the video services provided under 17173.com Website, its user traffic will be reduced and therefore Changyou’s revenues derived from online advertising will be negatively affected. In addition, Guanyou Gamespace is in the process of renewing its ICP license and Online Culture Operating Permit to include the 17173 Business. If Guanyou Gamespace is unable to obtain such renewals, Changyou may not be allowed to continue the operation of the 17173 Business or be subject to severe penalties.

In addition, the PRC government may promulgate new laws or regulations at any time. If current or future laws or regulations regarding Internet-related activities are interpreted to be inconsistent with Changyou’s ownership structure and/or its business operations, Changyou’s business could be severely impaired and it could be subject to severe penalties.

Regulation and censorship of information disseminated over the Internet in China may adversely affect Changyou’s business, and Changyou may be liable for information displayed on, retrieved from or linked to its Websites.

The PRC government has adopted regulations governing Internet access and the distribution of news and other information over the Internet. Under these regulations, Internet content providers and Internet publishers are prohibited from posting or displaying over the Internet any content that, among other things, violates PRC laws and regulations, impairs the national dignity of China, or is obscene, superstitious, fraudulent or defamatory. When Internet content providers and Internet publishers, including online game operators, find that information falling within the above scope is transmitted on their Websites or is stored in their electronic bulletin service systems, they are required to terminate the transmission of such information or delete such information immediately, keep records, and report to relevant authorities. Failure to comply with these requirements could result in the revocation of Changyou’s ICP license and other required licenses and the closure of Changyou’s Websites. Internet content providers may also be held liable for prohibited information displayed on, retrieved from or linked to their Websites.

In addition, the MIIT has published regulations that subject Internet content providers to potential liability for the actions of game players and others using their Websites, including liability for violations of PRC laws prohibiting the dissemination of content deemed to be socially destabilizing.

As these regulations are subject to interpretation by the relevant authorities, it is not possible for Changyou to determine in all cases the type of content that could result in liability for it as an MMOG developer and operator, a developer and operator of Web, social and mobile games and an operator of the 17173 Business. In addition, Changyou may not be able to control or restrict the content of other Internet content providers linked to or accessible through its Websites, or content generated or placed on its Websites by its game players, despite its attempt to monitor such content. To the extent that regulatory authorities find any portion of Changyou’s content objectionable, they may require Changyou to curtail its games, which may reduce its game player base, the amount of time its games are played or the purchases of virtual items.

Changyou may be subject to the PRC government’s ongoing crackdown on Internet pornographic content.

The Chinese government has stringent regulations on online pornographic information and has launched several crackdowns on Internet pornography. Regulations jointly issued by the MIIT and three other government authorities jointly provide for rewards of up to RMB10,000 to Internet users who report Websites that feature pornography and the MIIT established a committee to review such reports to determine an appropriate award. Changyou has not, to date, received any penalty from the PRC government in this regard. However, it is possible that content considered pornographic or vulgar by PRC government agencies will appear in the future on Websites or games that Changyou operates. In the event that Changyou is accused by the government of hosting pornographic or vulgar content, Changyou’s business and reputation could be adversely affected.

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

The PRC government may decide to adopt more stringent policies to monitor the online game industry as a result of adverse public reaction to perceived addiction to online games, particularly by minors. Eight PRC government authorities, including the GAPP, the Ministry of Education and the MIIT, jointly issued the Anti-Fatigue Notice, requiring all Chinese online game operators to adopt an “anti-fatigue system” in an effort to curb addiction to online games by minors. Under the anti-fatigue system, three hours or less of continuous play is defined to be “healthy,” three to five hours is defined to be “fatiguing,” and five hours or more is defined to be “unhealthy.” Game operators are required to reduce the value of game benefits for minor game players by half when those game players reach the “fatigue” level, and to zero when they reach the “unhealthy” level. In addition, online game players in China are now required to register their identity card numbers before they can play an online game. This system allows game operators to identify which game players are minors. These restrictions could limit Changyou’s ability to increase its business among minors. If these restrictions were expanded to apply to adult game players in the future, Changyou’s revenues could be adversely affected.

These eight PRC government authorities subsequently promulgated additional regulations, including a Notice on Initializing the verification of Real-name Registration for Anti-Fatigue System on Internet Games (the “Real-name Regulation Notice”), to strengthen the implementation of the anti-fatigue system and real-name registration. The Real-name Registration Notice’s main focus is to prevent minors from using an adult’s identity to play Internet games and, accordingly, provides stringent punishment for online game operators for not implementing the anti-fatigue and real name registration measures properly and effectively. The most severe punishment contemplated by the Real-name Registration Notice is termination of the operation of the online game if it is found to be in violation of the Anti-Fatigue Notice, the Real-name Registration Notice or the Monitor System Circular. The Real-name Registration Notice increases Changyou’s operating risks, as Changyou will be required to spend more resources on the real-name verification and anti-fatigue system, which will lead to an increase in its operation costs. In addition, the amount of time that minors will be able to spend playing online games such as Changyou’s will be further limited, which can be expected to lead to a reduction in Changyou’s revenues. Furthermore, if Changyou is found to be violating these regulations, it may be required to suspend or discontinue its online game operations.

The PRC government has implemented tight regulation of Internet cafés, which are currently one of the primary places where Changyou’s games are played. Strict government regulation of Internet cafés could restrict Changyou’s ability to maintain or increase its revenues and its game player base.

Internet cafés are one of the primary places where Changyou’s games are played. In April 2001, the PRC government began tightening its regulation and supervision of Internet cafés. In particular, a large number of Internet cafés without requisite government licenses were closed. In addition, the PRC government imposed capital and facility requirements for the establishment of Internet cafés. The PRC government’s policy encourages the development of a limited number of national and regional Internet café chains and discourages the establishment of independent Internet cafés, and the total number of Internet cafés nationwide is restricted and controlled by the relevant authorities. PRC governmental authorities may from time to time impose stricter requirements, such as limits on the ages of customers and on hours of operation, among others, as a result of the occurrence or perception of, or media attention on, gang fights, fires and other incidents in or related to Internet cafés. So long as Internet cafés remain as one of the primary places for game players to play Changyou’s games, a reduction in the number, or any slowdown in the growth, of Internet cafés or restrictions on their operations in China could limit Changyou’s ability to maintain or increase its revenues and its game player base.

Restrictions on virtual currency may adversely affect the online game revenues of Changyou.

The online game revenues of Changyou are collected through the sale of its prepaid cards or online sale of game points. The Notice on the Reinforcement of the Administration of Internet Cafés and Online Games (“Internet Cafés Notice”), issued by the MOC in 2007, directs the PBOC, to strengthen the administration of virtual currency in online games to avoid any adverse impact on the PRC economy and financial system. The Internet Cafés Notice places strict limits on the total amount of virtual currency issued by online game operators in the PRC and the amount purchased by individual users in the PRC, and requires a clear division between virtual transactions and real transactions carried out by way of electronic commerce. The Internet Cafés Notice also provides that virtual currency should only be used to purchase virtual items. In 2009, the MOC and the MOFCOM jointly issued the Notice on Strengthening the Administration of Online Game Virtual Currency (“Virtual Currency Notice”). In the Virtual Currency Notice, the MOC and the MOFCOM for the first time defined “virtual currency” as a type of virtual exchange instrument issued by online game operators, purchased directly or indirectly by the game user by exchanging legal currency at a certain exchange rate, saved outside the game programs, stored in servers provided by online game operators in electronic record format and represented by specific numeric units. In addition, the Virtual Currency Notice categorizes companies involved with virtual currency in the PRC as either issuers or trading platforms and prohibits companies from simultaneously operating both as issuers and as trading platforms. One of the Virtual Currency Notice’s stated intended objectives is to limit the circulation of virtual currency and thereby reduce concerns that it may impact real world inflation. Specifically, the Virtual Currency Notice requires online game operators to report the total amount of their issued virtual currency on a quarterly basis and game operators are prohibited from issuing disproportionate amounts of virtual currencies in order to generate revenues. In addition, the Virtual Currency Notice reiterates that virtual currency can only be provided to users in exchange for an RMB payment and can only be used to pay for virtual goods and services of the issuers. Online game operators are prohibited from providing lucky draws or lotteries which are conducted on the condition that participants contribute cash or virtual currencies in exchange for game props or virtual currencies, and from providing virtual currency trading services to minors. The Virtual Currency Notice places additional potentially burdensome obligations on online game operators, including a requirement that operators keep transaction data records for no less than 180 days, which means that Changyou must design and operate its databases so that it can maintain users’ information for the minimum required period, resulting in higher costs for its online game operations. Changyou must tailor its business model carefully in order to comply with the overall requirements of the Virtual Currency Notice, in a manner which can be expected to result in relatively lower sales of its prepaid cards or game points, coins and an adverse impact on its online game revenue.

Changyou’s business may be adversely affected by public opinion and governmental policies in China as well as in other jurisdictions where Changyou operates its MMOGs and Web games or licenses its MMOGs and Web games to third parties.

Currently, most of Changyou’s game players in China are young males, many of whom are students. Due to a relatively high degree of game player loyalty to MMOGs or Web games, easy access to personal computers and Internet cafés, and the lack of other appealing forms of entertainment in China, many teenagers in China frequently play online games. This may result in these teenagers spending less time on or refraining from other activities, including education, vocational training, sports, and resting, which could result in adverse public reaction and stricter government regulation. For example, the PRC government has promulgated anti-fatigue-related regulations to limit the amount of time minors can play online games.

Adverse public opinion could discourage game players from playing Changyou’s games, and could result in government regulations that impose additional limitations on the operations of online games as well as game players’ access to online games. For example, under the Monitor System Circular online game operators are required to adopt various measures to maintain a system to communicate with the parents of minors playing online games and are required to monitor the activities of the minors and suspend the accounts of minors if so requested by their parents. We believe that stricter government regulations, such as regulations imposing stricter age and hour limits, limiting the issuance of virtual currency by online game operators or the amount of virtual currency that can be purchased by an individual game player, and extending anti-fatigue-related regulations to adults, could be implemented in the future. And such adverse public opinion or tightened government regulations could adversely affect Changyou’s ability to maintain or increase its revenues.

In addition, the PRC State Administration of Taxation (“SAT”), has announced that it will tax game players on the income derived from the trading of virtual currencies at the rate of 20%. It is currently unclear how the tax will be collected or if there will be any effect on Changyou’s game players or its business, but collection of such a tax might discourage players who are interested in trading virtual currencies from playing the games of Changyou, which could reduce its revenues.

Moreover, similar adverse public reaction may arise, and similar government policies may be adopted, in other jurisdictions where Changyou licenses or operates its games, which could similarly adversely affect Changyou’s revenues.

PRC laws and regulations governing the online game industry in China are evolving and subject to future changes. Changyou may fail to obtain or maintain all applicable permits, approvals, registrations and filings.

The online game industry in China is highly regulated by the PRC government. Various regulatory authorities of the PRC central government, such as the PRC State Council, the MIIT, the GAPP, the MOC and the Ministry of Public Security, are empowered to issue and implement regulations governing various aspects of the online game industry.

Changyou is required to obtain applicable permits, approvals and registrations from, or make necessary filings with, different regulatory authorities in order to operate its online games. For example, as an online game operator in China, Changyou must obtain an ICP license from the MIIT’s local office, an Online Cultural Operating Permit from the MOC and an Internet publishing license from the GAPP in order to distribute games through the Internet. Any online game Changyou operates needs to be approved by the GAPP prior to its launch and filed with the MOC within 30 days after its launch. Once a new online game or any upgrade, expansion pack or new version of any existing game is launched, such new game or such upgrade, expansion pack or new version of such existing game must be filed with the MOC and approval must be obtained from the GAPP for online publication. Shenzhen 7Road’s and Shanghai ICE’s current ICP licenses do not specifically permit the operation of BBS services, and it is unclear whether Shenzhen 7Road and Shanghai ICE are required to each have an ICP license that specifically permits such services, as the PRC State Council has issued a decision that such specific approval is not required for an ICP, but local authorities generally continue to require such specific approval for BBS services. If Changyou fails to maintain any of its permits, approvals or registrations, to make any necessary filings, or to apply for and obtain any new permits, approvals or registrations or make any new filings on a timely basis, it may be subject to various penalties, including fines and a requirement that it discontinues or limits its operations.

As the online game industry is at an early stage of development in China, new statutes laws and regulations may be adopted from time to time to require additional licenses and permits other than those Changyou currently has, and address new issues that arise. In addition, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws applicable to the online game industry. For example, there is ambiguity as to the division of authority and responsibilities between the GAPP and the MOC with respect to regulating online games and, as a result, there may be overlapping approval requirements with respect to some aspects of Changyou’s games or its game operations. Furthermore, as mobile games are a new type of online game, there are uncertainties relating to whether a game developer, such as Changyou, which provides mobile games to mobile device users, needs to obtain a separate operating license in addition to the ICP license that it has already obtained. For any mobile games it launches, Changyou may be required to apply for a separate operating license for the mobile applications. Therefore, Changyou may not be able to obtain timely, or at all, required licenses or any other new license required in the future, and it may be found to be in violation of current or future PRC laws, which could impede its ability to conduct business.

Further strengthened supervision of the online game industry may adversely affect the online game operation of Changyou.

In the GAPP Notice, the GAPP stated that it is the only governmental department with authority for examination and pre-approval of online games, and that all online game operators must obtain an internet publishing license to provide online game services. Under the GAPP Notice, additional approvals from the GAPP are required when game operators release new versions or expansion packs, or make any changes to the originally approved online game. In addition, on July 1, 2009, the GAPP issued a Notice on Strengthening the Approval and Administration of Imported Online Games, in which the GAPP stated that it is the only governmental department authorized by the PRC State Council to approve the importation of online games from offshore copyright owners. In the event of any failure to meet the above-mentioned requirements, an operator may face heavy penalties, such as being ordered to stop operation, or having its business license revoked. The online game business of Changyou may be adversely affected by these two GAPP notices. The launch of expansion packs and imported games might be delayed because of the extra approval required. Such delay in releasing expansion packs or imported games may result in higher costs for the online game operation of Changyou and have an adverse effect on its game revenue.

On June 3, 2010, the MOC issued the Interim Measures for Online Games Administration (“Online Game Measures”), which became effective on August 1, 2010, aiming to further strengthen the MOC’s supervision of the online game industry. Specifically, the Online Game Measures reiterate that the MOC has the power to review the content of all online games except online game publications that have been pre-approved by the GAPP. However, the Online Game Measures do not clearly specify what constitutes “online game publication.” Furthermore, the Online Game Measures provide that all domestic online games must be filed with the MOC, while all imported online games are subject to a content review prior to their launch. If a substantial change (for example, any significant modification to a game’s storyline, language, tasks, or trading system) is made to an existing imported or domestic online game, it will be subject to a new content review.

The online game business of Changyou may be adversely affected by the Online Game Measures. The Online Game Measures do not set forth any specific procedure for the required filing and content review procedures for online games and therefore may cause delay when Changyou tries to file or apply for content review with the MOC. In addition, for Changyou’s imported licensed games, the requirement for a prior approval of any substantial change may cause delay in releasing expansion packs, which may result in higher costs of the online game operation of Changyou and have an adverse effect on its game revenue. In addition, the Online Game Measures do not resolve certain inconsistencies and ambiguities resulting from pronouncements included in previous notices issued by the GAPP and the MOC. Because there is ambiguity in the scope of the authority and the roles and responsibilities of governmental departments, such as the MOC and the GAPP, with oversight of the online game industry, Changyou may face stricter scrutiny of the day-to-day operations of its online game business. If any of the online game operating entities of Changyou cannot comply with any of the stipulations of any PRC governmental department regarding the online game industry, Changyou may be subject to various penalties and its online game business may be adversely affected.

Changyou’s business may be adversely affected if it cannot obtain a payment service license

On June 14, 2010, the PBOC issued the Administrative Measure on the Payment Services of Non-Financial Institutions (“Payment Measures”), which went into effect on September 1, 2010. Under the Payment Measures, Payment Services are defined as the provision of capital transfer services by non-financial institutions acting as intermediaries, including services rendered in connection with network-based payments, issuance and settlement services for pre-paid cards and acquiring services for bank cards. The Payment Measures require all non-financial institutions engaging in Payment Services to obtain a Payment Service License from the PBOC. Failure to obtain a Payment License will lead to termination of the right to provide payment services. Given that the definition of “network-based payments” in the Payment Measures is vague, we are not sure whether or not Changyou’s fee collection activity related to its online game operations could be deemed to constitute a kind of payment service under the Payment Measures. If Changyou is required to apply for a Payment Service License under the Payment Measures, we cannot assure you that it will be able to obtain the required license in a timely manner. If Changyou is required to and cannot obtain such a license, its business will be adversely affected.

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

Heightened scrutiny of acquisition transactions by PRC tax authorities may have a negative impact on Changyou’s business operations and its acquisition strategy.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises (“SAT Circular 698”), issued by the SAT effective on January 1, 2008, where a non-resident enterprise transfers the equity interests of a PRC tax resident enterprise indirectly by disposition of the equity interests of an overseas holding company, or an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that has an effective tax rate of less than 12.5% and does not impose income tax on foreign income of its residents, the non-resident enterprise must report the Indirect Transfer to tax authorities in the PRC. Using a “substance over form” principle, the PRC tax authorities may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from an Indirect Transfer may be subject to PRC withholding tax at a rate of up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC tax resident enterprise to related parties of the non-PRC resident enterprise at a price lower than the fair market value, the PRC tax authorities have the power to make a reasonable adjustment to the taxable income resulting from the transaction.

The SAT released the Announcement on Several Issues concerning the Administration of Income Tax of Non-tax-resident Enterprises (“SAT Public Notice 24”), which went into effect on April 1, 2011, to clarify several issues related to SAT Circular 698. Under SAT Public Notice 24, the term “effective tax” refers to the effective tax on the gain derived from the disposition of equity interests of an overseas holding company; and the term “does not impose income tax” refers to cases where the gain derived from disposition of the equity interests of an overseas holding company is not subject to income tax in the country or region where the overseas holding company is a resident.

There is uncertainty as to the application of SAT Circular 698. For example, while the term “Indirect Transfer” is not clearly defined, it appears that PRC tax authorities are authorized to request information from a wide range of foreign entities that have no direct link to China. Moreover, the relevant PRC authorities have not issued any formal rules as to the process and format for reporting an Indirect Transfer to the PRC tax authorities. In addition, there are not any formal rules as to how it is determined whether a foreign investor lacks a commercial purpose and was established in order to reduce, avoid or defer PRC tax. SAT Circular 698 may be determined by PRC tax authorities to be applicable to the historical reorganization of 7Road, including Changyou’s acquisition of a controlling interest in 7Road, if any of the steps in the 7Road’s reorganization were determined by PRC tax authorities to lack a reasonable commercial purpose. As a result, the transfer of 7Road’s shares by certain shareholders to other parties may be subject to income tax on capital gains generated from such transfers of the shares, and PRC tax authorities might, at their discretion, adjust any capital gains and impose tax return filing obligations on the transferring shareholders or require Changyou to provide assistance for an investigation by PRC tax authorities. Although SAT Circular 698 contains an exemption for transfers of publicly traded stock in a PRC tax resident enterprise, it remains unclear whether Changyou will be deemed a PRC tax resident enterprise and whether such exemption will be applicable to the transfer of Changyou’s shares or ADSs. If Changyou is regarded as a non-PRC tax resident enterprise, PRC tax authorities may deem any future transfer of its ordinary shares or ADSs by its shareholders or holders of its ADSs to be subject to these regulations, which may subject such shareholders or holders of its ADSs to additional reporting obligations or tax burdens. In the case of failure to comply with these circulars by such shareholders or holders of Changyou’s ADSs, the PRC tax authorities may take actions, including requesting Changyou to provide assistance for their investigation, which could have a negative impact on its business operations. In addition, since Changyou may pursue acquisitions as one of its growth strategies, and may conduct acquisitions involving complex corporate structures, PRC tax authorities might, at their discretion, adjust the amount of capital gains or request that Changyou submit additional documentation for their review in connection with any potential acquisitions, which may cause Changyou to incur additional acquisition costs or delay its acquisition timetable.

Changyou’s operating results for a particular period could fall below its expectations or the expectations of investors or research analysts, resulting in a decrease in the price of its ADSs.

Changyou’s operating results may vary significantly from period to period as a result of factors beyond its control, such as the slowdown in China’s economic growth that occurred between the first quarter of 2010 and the third quarter of 2012, caused in part by measures adopted by the Chinese government intended to slow such growth and to temper real estate prices and inflation, and the significant instability recently experienced in the worldwide economy, with growth in the United States slowing, and the European Community facing disruptions as a result of crises in the economies of Greece and Spain, among other countries, and such factors may be difficult to predict for any given period. Other factors also could cause significant fluctuations in the operating results of Changyou, including the timing and success of its new game launches, its costs of developing and launching new games, and the level of user activity of Changyou’s games in China during particular fiscal quarters. If Changyou’s operating results for any period fall below its expectations or the expectations of investors or research analysts, the price of Changyou’s ADSs is likely to decrease.

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

A non-U.S. corporation will be considered a passive foreign investment company (“PFIC”), for any taxable year if either (i) at least 75% of its gross income is passive income or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. We expect that Changyou will not be treated as a PFIC for U.S. federal income tax purposes for the current taxable year ending November 30, 2013. Our expectation is based on Changyou’s current and anticipated operations and the composition of its earnings and assets (including goodwill) for the 2013 taxable year, including the current and expected valuation of its assets based on the market price of its ADSs. However, Changyou currently holds, and we expect it to continue to hold, a substantial amount of cash and the value of its other assets may be based in part on the market price of its ADSs, which is likely to fluctuate in the future (and may fluctuate considerably given that market prices of Internet and online game companies historically have been especially volatile). Furthermore, it is not entirely clear how the contractual arrangements between Changyou and its consolidated variable interest entities will be treated for purposes of the PFIC rules. In addition, the actual PFIC status of Changyou for any taxable year will not be determinable until the close of such taxable year. Accordingly, there is no guarantee that Changyou will not be a PFIC for any taxable year. PFIC status depends on the composition of the assets and income of Changyou and the value of its assets (including, among others, a pro rata portion of the income and assets of each subsidiary in which it owns, directly or indirectly, at least 25% (by value) of the equity interest) from time to time. If Changyou was treated as a PFIC for any taxable year during which we hold its Class A ordinary shares of Class B ordinary shares, certain adverse United States federal income tax consequences could apply us.

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

In November 2009, we entered into an agreement to purchase a Beijing office building to serve as our headquarters. The purchase price is approximately $128 million, of which $125 million had been paid as of December 31, 2012. In December 2011, we also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $21 million had been paid as of December 31, 2012. These $125 million and $21 million payments have been recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $3 million for the office building and $7 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work are in progress and are expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $159 million, of which $126 million had been paid as of December 31, 2012 and was recognized as prepaid non-current assets in our consolidated balance sheets. In February 2013, Changyou paid out $16 million and the remaining $17 million will be settled in the first half of 2013, when the office building is expected to be completed and accepted by Changyou.

As of December 31, 2012, we leased office space in Beijing of approximately 30,221 square meters to accommodate increased headcount. We also leased office space of approximately 37,767 square meters in other cities in PRC and in other countries.

ITEM 3. LEGAL PROCEEDINGS

In March 2008 four companies, Sony BMG, Warner Music, Universal Music and Gold Label Entertainment, commenced lawsuits against us in the Beijing No. 1 Intermediate People’s Court alleging that we have provided music search links and download services for songs in which they own copyrights, and that provision of these links and services infringed their copyrights. The aggregate damages claimed in these lawsuits are approximately $7.5 million. Although an initial judgment has been made during the preliminary phase in our favor as to most aspects of the case, both the plaintiffs and we appealed to the higher court in 2010 and therefore the judgment has not yet come into effect. We believe that the lawsuits will not be concluded at this stage of the proceedings, and that therefore we cannot predict the final outcome or resolution of these claims, and cannot determine at this point to what extent the plaintiffs’ allegations are meritorious either factually or legally, nor can we predict whether the plaintiffs will be successful in these lawsuits. It is possible that these lawsuits could conclude with final judgments against us, or settlements prior to final judgment, that would require us to pay damages or royalties to the plaintiffs. From time to time we become subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our e-mail, message boards and other communications and community features, such as claims alleging defamation or invasion of privacy. However, such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and management resources.

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

	2012		2011
	High	Low	High	Low
First quarter	$65.42	$47.00	$92.27	$63.63
Second quarter	56.45	39.71	109.37	64.77
Third quarter	44.99	33.75	90.37	46.99
Fourth quarter	47.88	34.84	69.48	45.40

The closing price of our common stock on February 25, 2013 as reported by the NASDAQ Global Select Market was $45.28.

Holders

As of February 11, 2013, there were 20 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of beneficial holders represented by these record holders. As of February 11, 2013, the latest practicable date, there were approximately 21,000 beneficial holders of our common stock.

Dividends

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per American depositary share (“ADS”) and a total of $201 million. On September 21, 2012, Changyou paid out this special cash dividend, of which $136 million was paid to and received by Sohu. Sohu does not expect to pay any of such dividends, or to pay any other dividends, to its shareholders in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Additional information required under this item is incorporated herein by reference to Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 29, 2011, our Board of Directors authorized a combined share purchase program of up to $100 million of the outstanding shares of common stock of Sohu and/or outstanding ADSs of Changyou over a one-year period from September 1, 2011 to August 31, 2012. As of the expiration of the program on August 31, 2012, we had repurchased 500,000 shares of Sohu common stock for consideration of $29.2 million and 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, for consideration of $25.7 million. The total consideration paid under the combined share purchase program was $54.9 million.

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

Through December 31, 2012, we had used $8.2 million of the net proceeds from the offering for operating activities, purchases of fixed assets, funding for certain equity investments and strategic acquisitions of complementary businesses. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return for Sohu, the NASDAQ Stock Market (U.S. companies) Index (or the NASDAQ Market Index) and the Morningstar Group Index. The graph covers the period from December 31, 2007 to December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in our common stock, the NASDAQ Market Index and the Morningstar Group index, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Sohu.com Inc.	Morningstar Group	NASDAQ Market Index
12/31/2007	100.00	100.00	100.00
12/31/2008	86.83	45.92	60.02
12/31/2009	105.06	88.49	87.25
12/31/2010	116.45	93.63	103.08
12/31/2011	91.71	91.54	102.27
12/31/2012	86.83	89.25	120.40

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

In 2009, we adjusted our business grouping from advertising business and non-advertising business to advertising business (composed of brand advertising as well as sponsored search), online game business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification.

In 2010, we adjusted our business grouping from advertising business, online game business, and wireless and others business to brand advertising business, online game business, sponsored search business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification.

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

Commencing January 1, 2012, with the development of our business, we reclassified certain expenses for our Search business and our video division. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2012 to conform to the current year classification.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of Comprehensive Income Data:
Revenues:
Online advertising:
Brand advertising	$290,205	$279,189	$211,821	$177,073	$169,268
Search and others	124,389	62,981	18,649	8,491	6,313
Subtotal of online advertising revenues	414,594	342,170	230,470	185,564	175,581
Online games	574,653	435,508	327,151	267,585	201,845
Wireless	55,893	52,015	52,320	60,809	47,046
Others	22,061	22,394	2,836	1,281	4,579

Total revenues	1,067,201	852,087	612,777	515,239	429,051
Cost of revenues:
Online advertising:
Brand advertising	161,195	107,391	86,684	59,451	59,443
Search and others	70,628	35,144	18,434	12,105	6,662
Subtotal of cost of online advertising revenues	231,823	142,535	105,118	71,556	66,105
Online games	77,859	49,837	29,852	17,505	14,567
Wireless	36,893	31,882	28,041	34,370	24,538
Others	23,083	16,093	1,487	2,400	2,691

Total cost of revenues	369,658	240,347	164,498	125,831	107,901

Gross profit	697,543	611,740	448,279	389,408	321,150

Operating expenses:
Product development	181,359	112,617	75,638	56,948	49,809
Sales and marketing	214,736	158,187	101,215	91,062	84,104
General and administrative	75,243	59,126	40,895	37,007	23,395
Goodwill impairment and impairment of intangibles via acquisition of businesses	2,906	27,511	0	0	0

Total operating expenses	474,244	357,441	217,748	185,017	157,308

Operating profit	223,299	254,299	230,531	204,391	163,842

Other income/(expense)	5,422	9,799	(790)	342	(535)
Interest income	25,277	15,800	5,889	5,026	4,390
Exchange difference	(635)	(5,003)	(1,415)	(25)	(102)

Income before income tax expense	253,363	274,895	234,215	209,734	167,595
Income tax expense	76,171	46,552	36,031	33,745	9,009

Income from continuing operations	177,192	228,343	198,184	175,989	158,586
Gain from discontinued e-commerce operations		0	0	446	0

Net income	177,192	228,343	198,184	176,435	158,586
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	11,196	2,558	0	0	0
Net income/(loss) attributable to the noncontrolling interest shareholders	78,837	63,044	49,555	28,602	(51)

Net income attributable to Sohu.com Inc.	$87,159	$162,741	$148,629	$147,833	$158,637

Net income	$177,192	$228,343	$198,184	$176,435	$158,586
Other comprehensive income: Net unrealized gains on marketable debt securities	0	0	0	0	0
Other comprehensive income: Foreign currency translation adjustment	4,413	43,545	19,091	351	9,450

Comprehensive income	181,605	271,888	217,275	176,786	168,036

Less: Comprehensive income attributable to the mezzanine classified noncontrolling interest	11,196	2,558	0	0	0

Comprehensive income attributable to noncontrolling interest shareholders	79,927	68,598	51,920	28,800	(38)

Comprehensive income attributable to Sohu.com Inc.	90,482	200,732	165,355	147,986	168,074
Basic net income per share attributable to Sohu.com Inc.	$2.29	$4.26	$3.92	$3.86	$4.16

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,038	38,216	37,870	38,294	38,168

Diluted net income per share attributable to Sohu.com Inc.	$2.03	$3.93	$3.62	$3.57	$4.06

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,392	38,761	38,445	38,969	39,117

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheets Data:
Cash and cash equivalents	$833,535	$732,607	$678,389	$563,782	$314,425
Investments in debt securities	79,548	79,354	75,529	0	0
Restricted time deposits	246,839	0	0	0	2,671
Working capital	679,708	639,616	624,495	470,676	248,063
Total assets	2,076,132	1,633,294	1,187,590	828,273	521,876
Short-term bank loans	113,000	0	0	0	0
Long-term bank loans	126,353	0	0	0	0
Total liabilities	699,105	356,969	213,031	150,497	130,782
Mezzanine equity	61,810	57,254	0	0	0
Noncontrolling interest	230,994	210,646	178,442	67,995	5,148
Total shareholders’ equity	1,315,217	1,219,071	974,559	677,776	391,094

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language content and services, and we developed and operate one of the most popular massively multiplayer online games and two popular Web games in China. Substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group”).

Our businesses consist of the online advertising business, which consists of the brand advertising business as well as the search and others business, the online game business, the wireless business and the others business, among which online advertising and online games are our core businesses.

Factors and Trends Affecting our Business

The Internet and Internet-related markets in China continued to evolve rapidly during 2012. According to an annual report issued by the China Internet Network Information Center (“CNNIC”), the total number of Internet users in China had reached 564 million by the end of December 2012, an increase of 50.9 million from the end of 2011. The number of mobile Internet users in China had reached 420 million by the end of December 2012, an increase of 64.4 million from the end of 2011, and exceeding the 398 million desktop computer Internet users as of December 2012. Mobile Internet became the top channel for Internet users to access Websites in China in 2012. We believe that this large and expanding user base will continue to provide significant opportunities for our company to expand our product offerings and to explore new revenue streams. That being said, our brand advertising business in 2012 was impacted by macro-economy conditions as the slowdown in China’s economic growth reduced the spending of some large advertisers. These adverse factors resulted in a deceleration in revenue growth for our brand advertising business.

In China, online video is a popular Internet application, with over 370 million users as of December 31, 2012, according to an annual report issued by CNNIC. We expect that brand advertisers will continue to allocate more advertising dollars to online video in order to exploit this growing market. To better employ market opportunities, we made a strategic decision in early 2012 to set up a dedicated sales force for our online video business. In the fourth quarter of 2012, we completed the establishment of our dedicated video sales team and the transition was smooth. We expect this business to reaccelerate in 2013.

During the year of 2012, our search and others business continued to grow, which was attributable to the growth of pay-for-click services, as well as online marketing services on the Sogou Web Directory. We expect our search and others business will sustain healthy revenue growth through the year of 2013.

We continue to be pleased with and optimistic regarding the growth and profitability of our online games business. We believe that our strong performance in 2012 reflects the resilience of the Chinese online games industry despite the weakening global macroeconomic environment and economic slowdown in China. We also believe that it reflects the ongoing strength of our online games content and our successful transition from a dominant player in the massively multi-player online gaming business to a broad spectrum gaming company responding to fast-growing segments of the industry and new technologies and platforms.

Summary of Our Business

For the year ended December 31, 2012, our total revenues increased by 25% to $1,067.2 million and gross margin decreased from 72% to 65%. Our online advertising business generated revenues of $414.6 million with 21% annual growth, representing 39% of total revenues. Our online game business generated revenues of $574.7 million with 32% annual growth, representing 54% of total revenues. Net income contributed by the online game business was $293.6 million, which represented 166% of our total net income. In 2012, our net income before deducting the noncontrolling interest was $177.2 million, compared to $228.3 million in 2011. In 2012, our net income after deducting the noncontrolling interest was $87.2 million, compared to $162.7 million in 2011. Diluted net income per share attributable to Sohu.com Inc was $2.03 in 2012, compared to $3.93 in 2011.

For the details of our business and business restructuring, please see Item 1 Business Overview.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect our more significant estimates and judgments, and those that we believe are the most critical to fully understanding and evaluating our consolidated financial statements.

Basis of Consolidation and Recognition of Noncontrolling Interest

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and the consolidated variable interest entities (“VIEs”). All intercompany transactions are eliminated.

We have adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For the consolidated VIEs, our management made evaluations of the relationships between us and our VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Sohu Group controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its consolidated VIEs. We have one VIE that is not consolidated by us since we are not the primary beneficiary.

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholder. Currently, the noncontrolling interests in our consolidated financial statements primarily consist of noncontrolling interests for Changyou and Sogou.

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

By virtue of these terms, as Sogou has been losing money since its restructuring, the net losses have been and will be allocated in the following order:

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

Segment Reporting

Our segments are business units that offer different services and are reviewed separately by the chief operating decision maker (“CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer. There are five segments in the Sohu Group, consisting of brand advertising, Sogou (which mainly consists of the search and others business), Changyou (which mainly consists of the online game business), wireless and others.

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

Under ASC 845, barter trade transactions from which physical goods or services (other than advertising services) are received in exchange for advertising services should be recorded based on the fair values of the goods and/or services received. For a barter transaction involving online advertising services, we recognize revenue and expense at fair value only if the fair value of the advertising services surrendered /received in the transaction is determinable. For our advertising-for-advertising barter transactions, the fair value of the advertising surrendered /received is not determinable, so no revenue from advertising-for-advertising barter transactions is recognized.

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and others services.

We recognize gross revenue for the amount of fees we receive from our advertisers. Determining whether revenue should be reported gross or net is based on an assessment of various factors. The primary factor is whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. Our revenues from online advertising services are recognized on a gross basis as we have the primary responsibility for fulfillment and acceptability. These revenues are recognized after deducting agent rebates paid to advertising agencies and applicable taxes and /or related surcharges.

Before September 1, 2012, our online advertising revenues were subject to PRC business tax, (“Business Tax”). Our online advertising revenues were recognized after deducting agent rebates and applicable Business Tax and related surcharges. Business Tax is imposed primarily on revenues from the provision of taxable services and is calculated by multiplying the applicable tax rate by gross revenue. Effective September 1, 2012, the PRC Ministry of Finance and the State Administration of Taxation launched a Business Tax to Value Added Tax (“VAT”) Transformation Pilot Program, (“the Pilot Program”), for certain industries in eight regions, including Beijing and Tianjin. VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. Hence, the amount of VAT payable does not result directly from output VAT generated from goods sold or taxable labor services provided. With the adoption of the Pilot Program, our online advertising revenues are subject to VAT. Our online advertising revenues are now recognized after deducting agent rebates and net of VAT and related surcharges.

Brand Advertising Revenues

Business Model

Currently the brand advertising business has two main types of pricing models, consisting of the Fixed Price Model and the Cost Per Impression (“CPM”) pricing model. Under the Fixed Price Model, a contract is signed to establish a fixed price for the advertising services to be provided. Under the CPM pricing model, the total contract amount for the advertising services is not fixed. Instead, a fixed price for each qualifying display is stated. Advertisers using the CPM pricing model pay us based on the number of qualifying displays of their advertisements appearing on our Websites, and we recognize as revenue the fees charged to advertisers each time their advertisements are displayed on the Websites, on the condition that each display meets certain selected criteria imposed by advertisers. We provide advertisement placements to our advertisers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, full screen, pre-roll, post-roll, and mid-roll video screens, as well as pause video screens.

Revenue Recognition

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

Before 2011, since almost all of the elements were delivered within one calendar quarter, we treated all elements of advertising contracts as one single unit of accounting for revenue recognition purposes. Commencing January 1, 2011, in accordance with ASU No.2009 -13, we treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, we allocate the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices. Since the number of advertising contracts that covered more than one quarter and the revenues from advertising contracts that covered more than one quarter were immaterial compared to the total advertising contracts, the impact of adoption of ASU 2009-13 to us is immaterial.

Search and Others Revenues

Search and others services mainly include pay-for-click services, as well as online marketing services on the Sogou Web Directory.

Pay-for-click Services

Pay-for-click services are services that enable our advertisers' promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members' Websites where the links are relevant to the subject and content of such Web pages. For pay-for-click services, we introduce Internet users to our advertisers through our auction based pay-for-click systems and charge advertisers on a per click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links.

Online Marketing Services on the Sogou Web Directory

Online marketing services on the Sogou Web Directory mainly consist of displaying advertiser Website links on the Web pages of the Sogou Web Directory. The Sogou Web Directory is a Chinese Web directory navigation site which serves as a key access point to popular and preferred Websites and applications. Revenue for online marketing services on the Sogou Web Directory is normally recognized on a straight-line basis over the contract period, provided our obligations under the contract have been met and all revenue recognition criteria have been met.

Sogou Website Alliance

Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of its advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. We recognize gross revenue for the amount of fees it receives from its advertisers. Payments made to Sogou Website Alliance members are included in cost of search and others revenues as traffic acquisition costs. Determining whether revenue should be reported gross or net is based on an assessment of various factors. The primary factor is whether we are acting as the principal in offering services to the customer or we are acting as an agent in the transaction. For pay-for-click services, we recognize gross revenue, as we have the primary responsibility for fulfillment and acceptability. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which it pays a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

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

Web game revenue

Changyou began generating Web game revenue after its acquisition of a controlling interest in 7Road in May 2011. Through December 31, 2011, 7Road’s revenues were derived entirely from revenue-sharing payments from third-party joint operators of its games and license fees from certain of these joint operators. Beginning in the year ended December 31, 2012, 7Road also derives revenues from direct operation of Wartune on its own Website for the game, which was launched in May 2012. The games developed by 7Road are operated primarily under the item-based revenue model, in which game players can access the games free of charge, but may purchase consumable virtual items, including those with a predetermined expiration time, or perpetual virtual items, such as certain costumes that stay bound to a game player throughout the life of the game. In certain of its joint operation arrangements, 7Road provides its games and related services to a third-party joint operator at no upfront fee. In these arrangements, 7Road is entitled to a single stream of revenue-sharing payments from the joint operator when game players convert the joint operator’s virtual currency into 7Road’s game coins or purchase its game coins directly through such operator’s Websites or game platform. Certain of the joint operators pay 7Road license fees for the exclusive right to operate its games in specified geographic areas or upon achievement of certain performance milestones from the joint operators’ operation of the games. Certain of the joint operators also pay 7Road license fees for the right to be among a selected few who will have the initial right ahead of other operators to jointly operate 7Road’s games in China during a specified period after their launch.

When 7Road’s games are jointly operated through the Websites or platforms of third-party joint operators, the games may be hosted either on the third-party operators’ servers or on servers that 7Road owns or leases from Internet data centers. In its arrangements with third-party joint operators, 7Road views the third-party joint operators as its customers and does not view 7Road as the primary obligor, as it does not have the primary responsibility for fulfillment and acceptability of the game services. For 7Road’s direct operation of its Web game Wartune through its Website for the game, 7Road is obligated to provide on-going services to the game players, and such obligation is not deemed to be inconsequential and perfunctory after game players purchase its game coins directly through its Website for Wartune. Therefore, 7Road’s revenues from direct operation of Wartune on its Website for the game are first recorded by 7Road as deferred revenues and subsequently recognized as revenue over the service period during which 7Road is obligated to provide services to the game players to enable them to consume their virtual items.

PRC tax authorities have determined that all of 7Road’s game revenues from the joint operation of its games within China, which are generated through Shenzhen 7Road, are subject to 17% PRC VAT, and that Shenzhen 7Road, as a “Software Enterprise,” is entitled to a 14% VAT refund immediately upon the filing of its VAT returns, with the result that 7Road’s net effective PRC VAT rate is 3%. 7Road presents PRC VAT on a gross basis, by which VAT at the rate of 17% is included in revenues, and 7Road’s net effective PRC VAT rate of 3% is included in cost of revenues, because Shenzhen 7Road’s 17% VAT obligation and its entitlement to a 14% VAT refund are one integrated preferential VAT policy.

Overseas licensing revenue

Changyou enters into licensing arrangements with overseas licensees to operate its MMOGs in other countries or regions. These license agreements provide two revenue streams, consisting of an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amounts receivable upon the games’ achieving certain sales targets. Since Changyou is obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game and the additional amount is recognized ratably over the remaining license period from the date when such additional amount is certain. The monthly revenue-based royalty fee is recognized when relevant services are delivered, provided that collectability is reasonably assured.

Wireless Revenues

Our wireless revenues are generated from the provision of mobile-related services through different types of wireless products to mobile phone users. The wireless products mainly consist of SMS, IVR, mobile games and RBT. In order to deliver our products to mobile phone users, we sign contracts with China Mobile Communications Corporation, China United Network Communication Group Company Limited, China Telecom Corporation and their subsidiaries and other small mobile network operators (collectively, the “China mobile network operators”). We obtain fees from the China mobile network operators, which charge users on a monthly or per message /download basis for wireless services we provide. After the receipt of service fees from China mobile network operators, we make payments to third party wireless service alliance and content providers based on revenue-sharing arrangements.

Currently, a majority of our wireless revenues are recorded on a gross basis, as we have the primary responsibility for fulfillment and acceptability of the wireless services.

Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. For the amount of revenues to be recognized, we rely on billing confirmations issued by the China mobile network operators. If at the end of each reporting period, an operator has not yet issued such billing confirmations, we estimate the amount of collectable wireless service fees and recognize revenue. When we later receive billing confirmations, we record a true-up accounting adjustment. For the three months ended December 31, 2012, 66% of our estimated wireless revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, to us.

Others Revenues

Others revenues are primarily generated from sub-licensing of licensed video content operated by Sohu, IVAS provided by Sogou with respect to Web games developed by third-party developers, and cinema advertising services provided by Changyou.

Revenues from sub-licensing of licensed video content

For licensed video content purchased on an exclusive basis with payment in cash, we have rights to sub-license to other platforms. Revenues from sub-licensing of licensed video content are recognized when the content is available for immediate and unconditional delivery under an existing sub-licensing arrangement, the sub-license period has begun and the sub-licensing fee is fixed or determinable and collection of the sub-licensing fee is reasonably assured.

Revenues from IVAS

Sogou offers Web games developed by third-party developers and generate revenues from the provision of IVAS, including promotion, access maintenance and payment services, to third-party developers. The Web games can be accessed and played by end users free of charge, but the end users may choose to purchase in-game merchandise to enhance their game playing experience. We sign revenue-sharing agreements with third-party developers. Under these revenue-sharing agreements, we collect payments from the end users for items sold, keep a pre-agreed percentage of the proceeds and remit the balance to the third-party developers. Revenues from IVAS are recognized on a net basis, when our obligations under the agreements and all other revenue recognition criteria have been met.

Revenues from cinema advertisements

For cinema advertising revenues, a contract is signed with the advertiser to establish a fixed price and specify advertising services to be provided. Based on the contracts, Changyou provides advertisement placements in advertising slots to be shown in theatres before the screening of movies. Revenues from cinema advertising are recognized when all the recognition criteria are met. Depending on the terms of a customer contract, fees for services performed can be recognized according to two principal methods, consisting of the proportional performance method and the straight-line method. Under the proportional performance method, fees are generally recognized based on a percentage of the advertising slots actually delivered where the fee is earned on a per-advertising slot placement basis. Under the straight-line method, fees are recognized on a straight-line basis over the contract period when the fee is not paid based on the number of advertising slots actually delivered.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of search and others services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs (including amortization of licensed video content and impairment of purchased video content), bandwidth leasing costs, depreciation expenses, and salary and benefits expenses.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, and salary and benefits expenses. Traffic acquisition costs represent payments made to Sogou Website Alliance members. We pay Sogou Website Alliance members based either on revenue-sharing arrangements or on a pre-agreed unit price. Under the revenue-sharing arrangements, we pay a percentage of pay-for-click revenues generated from clicks by users of the Website Alliance members’ properties.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing charges, depreciation expenses, revenue-based royalty payments to game developers, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of revenue-sharing payments, which include payments to third party wireless service alliances and content providers, collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots, charges for impairment of intangible assets and amortization of sub-licensing cost.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of our Websites, and costs associated with new product development and maintenance, as well as enhancement of existing products and services. During the years ended December 31, 2012, 2011 and 2010, no product development expenses were capitalized.

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

Share-based Compensation Expense related to Sohu, Changyou, and Sogou Share-based Awards

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of December 31, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As a result, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the year ended December 31, 2012.

7Road Share-based Awards

On July 10, 2012, 7Road adopted a 2012 Share Incentive Plan (the “7Road 2012 Share Incentive Plan”), which initially provided for the issuance to selected directors, officers, employees, consultants and advisors of 7Road of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the then outstanding 7Road shares on a fully-diluted basis). On November 2, 2012, 7Road's Board of Directors and its shareholders approved an increase from 5,100,000 to 15,100,000 ordinary shares (amounting to 13.7% of the then outstanding 7Road shares on a fully-diluted basis) under the 7Road 2012 Share Incentive Plan. As of December 31, 2012, 2,546,250 restricted share units had been granted under the plan. Such restricted share units will not be vested until 7Road’s completion of a firm commitment underwritten initial public offering (the “IPO”) of its shares resulting in a listing on an internationally recognized exchange and the expiration of all underwriters’ lockup periods applicable to the IPO. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized relating to these restricted share units until the completion of an IPO, and hence no share-based compensation expense was recognized for the year ended December 31, 2012.

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

Our deferred tax assets relate to net operating losses and temporary differences between accounting basis and tax basis for our China-based subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law (the “CIT Law”).

PRC Withholding Tax on Dividends

The CIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty between mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital, (the “China-HK Tax Arrangement”), if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend may remain subject to a withholding tax rate of 10%.

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

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, the Pilot Program, for transition from the imposition of Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Our brand advertising and search revenues are subject to this program.

Business Tax had been imposed primarily on revenues from the provision of taxable services, assignments of intangible assets and transfers of real estate. Prior to the implementation of the pilot program, our Business Tax rate, which varies depending upon the nature of the revenues being taxed, generally ranged from 3% to 5%.

VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. Before the implementation of the Pilot Program, we were mainly subject to a small amount of VAT for revenues of Changyou’s subsidiary 7Road that are deemed for PRC tax purposes to be derived from the sale of software. VAT has been imposed on those 7Road revenues at a rate of 17%, with a 14% immediate tax refund, resulting in a net rate of 3%. With the implementation of the Pilot Program, in addition to the 7Road revenues, our brand advertising and search revenues are now subject to VAT at a rate of 6%.

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

The implementation of the Pilot Program has not had a significant impact on our consolidated statements of comprehensive income for the year ended December 31, 2012.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards. Potential common shares are accounted for in the computation of diluted earnings per share using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to Sohu is adjusted as follows:

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

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1—observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—include other inputs that are directly or indirectly observable in the market place.

Level 3—unobservable inputs which are supported by little or no market activity.

Our financial instruments include cash equivalents, restricted time deposits, short-term investments, accounts receivable, investments in debt securities, prepaid and other current assets, prepaid non-current assets, accounts payable, short-term bank loans, accrued liabilities, receipts in advance and deferred revenue, other short-term liabilities, long-term accounts payable and long-term bank loans.

Cash Equivalents

Our cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less.

Restricted time deposits—Changyou bridge loans from offshore banks, secured by time deposits

The bridge loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets. Restricted time deposits are valued based on the prevailing interest rates in the market.

Short-term Investments

For investments in financial instruments with a variable interest rate indexed to the performance of underlying assets, we elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income.

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects our best estimate of the amounts that will not be collected. We make estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent accounts receivable, performing an aging analysis and a customer credit analysis, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of our customers or the China mobile network operators deteriorate or the China mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to us.

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

Fixed Assets

Fixed assets mainly comprise office building, leasehold improvements, vehicles, office furniture, and computer equipment and hardware. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Fixed Assets	Estimated Useful Lives (years)
Office building	47
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Vehicles	4-10
Office furniture	5
Computer equipment and hardware	4

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in operating expenses in the consolidated statements of comprehensive income.

Intangible Assets

Intangible assets mainly comprise video content and license, customer lists, developed technologies, computer software purchased from unrelated third parties, domain names and trademarks, and operating rights for licensed games. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives.

We amortize licensed video content over the shorter of the term of the estimated period over which the benefits of the license agreement will be enjoyed based on the trend of accumulation of viewership or the applicable license period. Beginning in the third quarter of 2011, licensed video content is amortized on an accelerated basis based on the viewership accumulation trend over the shorter of the term of the estimated period over which the benefits of the license contract will be enjoyed or the applicable license period. For exclusively licensed video content which we sub-licensed to similar platforms in return for payment in cash, we allocate a portion of the video content cost from cost of brand advertising revenues to sub-licensing cost. The allocation is based on the revenues to be generated through sub-licensing. We amortize sub-licensing cost using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that actual sub-licensing revenue bears as of the current period end to the total of the actual revenue earned and the estimated remaining unrecognized ultimate revenue.

Prepaid non-current Assets

Prepaid non-current assets primarily include prepayments for the office buildings to be built as our and Changyou’s headquarters before they are recognized as fixed assets, prepayments for the technological infrastructure and fitting-out of our office building before they are recognized as fixed assets, and prepaid PRC income tax arising from the sale of certain assets associated with the business of 17173.com (the “17173 Business”) by us to Changyou. Since the sale of the 17173 Business was between entities that are included in our consolidated financial statements, it was considered an “intra-entity transaction” and, under ASC 810-10, income taxes paid should be deferred. Accordingly, we recorded income tax related to the sale of the 17173 Business as prepaid PRC income tax. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173 Business-related assets sold to Changyou.

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

We noted that prices for purchased video content decreased significantly in the second quarter of 2012. We considered this is an indicator of impairment, and accordingly we performed an impairment test for our purchased video content at the asset group level. We divided purchased video content into seven asset groups, consisting of TV series, Pay Channel, Overseas Content, Movies, Animations, Variety shows, and Documentary films. We tested the recoverability of the carrying values of these asset groups by comparing their carrying amounts to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset groups. If the carrying amount of an asset group was determined to not be recoverable, an impairment loss was recognized, measured by comparing the carrying value of the asset group to the asset group’s fair value. The fair values of the purchased video content were estimated using the discounted cash flow method. The impairment losses were allocated only to the purchased video content within the asset group, since the carrying amount of other long-lived assets within the asset group was considered to be already below their fair value. We did not note any indicators in the second half year of 2012 that would result in any further impairment of long-lived assets related to video content.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in our subsidiaries and consolidated VIEs.

We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, we adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, we have the option to choose whether we will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For reporting units applying a qualitative assessment first, we start the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying the quantitative assessment, we perform the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts.

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

Contingent Consideration

The agreement for Changyou’s acquisition of a majority interest in 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the financial performance of 7Road through December 31, 2012. The range of the undiscounted amounts Changyou could pay under the contingent consideration agreement is between $nil and $32.76 million. Fair value of the contingent consideration of $28.05 million was recognized on the date of the acquisition, with the income approach applied. There were no indemnification assets involved. As of the end of 2012, 7Road had exceeded the financial performance milestones, as a result of which changes in the fair value of the contingent consideration of $2.2 million were recognized in other income /(expense) for the year ended December 31, 2012.

Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road Technology Co., Ltd (“Shenzhen 7Road”) and began to consolidate Shenzhen 7Road's financial statements on June 1, 2011.

Our Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price if 7Road achieves specified performance milestones before the expiry of the put option and 7Road does not complete an initial public offering on NASDAQ, NYSE or HKEX. The put option will expire in 2014. Since the occurrence of the sale is not solely within the control of Changyou, we classify the noncontrolling interest as mezzanine equity instead of permanent equity in our and Changyou’s consolidated financial statements.

Under ASC 480-10, we calculate, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the Shenzhen 7Road acquisition to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity will be adjusted by an accumulative amount equal to the higher of (i) and (ii).

On June 21, 2012, 7Road’s Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding ordinary shares of 7Road, with the intention that these shares would be added to the shares reserved by 7Road for grants of equity incentive awards under the 7Road 2012 Share Incentive Plan without dilution of the other shareholders of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

Under ASC 480-10, changes in a parent's ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. The variance of $6.8 million caused by 7Road’s Chief Executive Officer’s surrender of shares was recorded as credit to additional paid-in capital.

For the year ended December 31, 2012, 7Road had exceeded the specified performance milestones set forth in the acquisition agreement for Changyou’s acquisition of a majority interest in 7Road, and accordingly the estimated redemption value of the noncontrolling interests in 7Road increased. The increase in the redemption value was recognized over the period from the date of management’s increased estimate to the earliest exercise date of the put right as an increase in net income attributable to mezzanine-classified noncontrolling interests.

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

RESULTS OF OPERATIONS

In 2010, we adjusted our business groupings from advertising business, online game business, and wireless and others business to brand advertising business, online game business, sponsored search business, and wireless and others business. Accordingly, we adjusted our presentation based on the new classification for the years prior to 2010 to conform to the current year classification.

In 2011, we adjusted our business groupings from brand advertising business, online game business, sponsored search business, and wireless and others business to online advertising business (consisting of the brand advertising business as well as the search and others business), online game business, wireless business and others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified.

Commencing January 1, 2012, with the development of our business, we reclassified certain expenses for our search and others business and our video division.

Reclassification of Expenses of Search and Others Business

To expand distribution of customers' sponsored links or advertisements, the search and others business acquires traffic from third-party Websites. Most traffic acquisition payments are made to Sogou’s Website Alliance members. Payments to Sogou’s Website Alliance members are based on a portion of pay-for-click revenues generated from clicks by users of their properties, and are included in cost of revenues. A relatively small portion of traffic acquisition payments to third-party Websites are based on pre-agreed unit prices and the actual traffic volume they direct to our search and others business. Prior to 2012, traffic acquisition payments based on pre-agreed unit price and the actual traffic volume were recorded in sales and marketing expenses.

Commencing January 1, 2012, in order to enhance comparability with industry peers, all traffic acquisition costs were recorded in cost of revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $8.7 million and $4.2 million, respectively, for the years ended December 31, 2011 and 2010.

Change in Presentation to Properly Reflect the Classification of Expenses of Video Division

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

Commencing January 1, 2012, as the video division has grown significantly and business departments have been defined through the restructuring process to become more self-sustainable, compensation and benefits expenses have been allocated to the respective business departments to properly reflect the operating results of the video division. The video division’s compensation and benefits expenses were classified as cost of revenues, product development, sales and marketing and general and administrative expenses, respectively, based on the nature of the related employees’ roles and responsibilities. To conform to current period presentations, the relevant amounts for prior periods have been changed accordingly. The change from cost of revenues to operating expenses was not material to historical periods, and amounted to $5.0 million and $ nil, respectively, for the years ended December 31, 2011 and 2010.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2012		2011		2010		12 VS 11	11 VS 10

Revenues:
Online advertising:
Brand advertising	$290,205	27%	$279,189	33%	$211,821	35%	$11,016	$67,368
Search and others	124,389	12%	62,981	7%	18,649	3%	61,408	44,332
Subtotal of online advertising revenues	414,594	39%	342,170	40%	230,470	38%	72,424	111,700
Online game	574,653	54%	435,508	51%	327,151	53%	139,145	108,357
Wireless	55,893	5%	52,015	6%	52,320	9%	3,878	(305)
Others	22,061	2%	22,394	3%	2,836	0%	(333)	19,558

Total revenues	$1,067,201	100%	$852,087	100%	$612,777	100%	$215,114	$239,310

Total revenues were $1,067.2 million for 2012, compared to $852.1 million and $612.8 million, respectively, for 2011 and 2010. The year-on-year increase in total revenues for 2012 and 2011 was $215.1 million and $239.3 million, respectively. The increase was mainly attributable to increases in online game revenues and online advertising revenues.

Online Advertising Revenues

Online advertising revenues were $414.6 million for 2012, compared to $342.2 million and $230.5 million, respectively, for 2011 and 2010. The year-on-year increase in online advertising revenues for 2012 and 2011 was $72.4 million and $111.7 million, respectively. The increase was mainly attributable to increases in search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $290.2 million for 2012, compared to $279.2 million and $211.8 million, respectively, for 2011 and 2010. The year-on-year increase in brand advertising revenues for 2012 was $11 million. The increase was mainly attributable to increases in revenues from the sectors of fast-moving consumer goods, online game and transportation. The year-on-year increase in brand advertising revenues for 2011 was $67.4 million. The increase was mainly attributable to increases in revenues from the real estate industry, as we expanded our estate sales network in 2011, from the IT-related industry, where advertising demand was strong, and from an increase in advertising related to our online video business. Sales to our five largest advertisers comprised approximately 10% of total brand advertising revenues for 2012, compared to 11% for both 2011 and 2010.

The value of brand advertising services provided by our brand advertising segment to the Changyou segment was approximately $14 million for 2012, compared to $11 million for both 2011 and 2010. No revenues and /or expenses were recognized in Sohu’s consolidated statements of comprehensive income as all intercompany transactions were eliminated.

As of December 31, 2012, 2011 and 2010, we recorded $15.4 million, $6.5 million and $7.8 million, respectively, of receipts in advance from advertisers.

We expect brand advertising revenues to increase modestly in 2013 compared to 2012.

Search and Others Revenues

Search and others revenues were $124.4 million for 2012, compared to $63.0 million and $18.6 million, respectively, for 2011 and 2010. Search and others services mainly include pay-for-click services, as well as online marketing services on the Sogou Web Directory. Revenues from pay-for-click services accounted for approximately 73% of the total search and others revenues for 2012, compared to 75% and 84%, respectively, for 2011 and 2010. Revenues from online marketing services on the Sogou Web Directory accounted for approximately 23% of the total search and others revenues for 2012, compared to 8% for 2011. The year-on-year increase in search and others revenues for 2012 was $61.4 million, mainly contributed by pay-for-click services, as well as online marketing services on the Sogou Web Directory, both as a result of increased traffic and improved monetization of traffic. The year-on-year increase in search and others revenues for 2011 was $44.4 million, mainly contributed by pay-for-click services, as well as newly-launched online marketing services on the Sogou Web Directory, both as a result of increased traffic and improved monetization of traffic.

We expect search and others revenues to increase in 2013 compared to 2012.

Online Game Revenues

Online game revenues include revenues from MMOG operations revenues, Web game revenues and overseas licensing revenues.

Online Game revenues were $574.7 million for 2012, compared to $435.5 million and $327.1 million, respectively, for 2011 and 2010. The year-on-year increase in online game revenues for 2012 was $139.2 million, mainly due to the ongoing popularity of Changyou’s flagship game TLBB and Wartune in China in 2012 and a full year’s revenue contribution from 7Road. The year-on-year increase in online game revenues for 2011 was $108.4 million, mainly due to the ongoing popularity of TLBB and overall increases in active paying accounts for Changyou’s MMOGs, revenue contribution from 7Road, and revenue contribution from the newly launched DMD. For the three months ended December 31, 2012, average revenue per active paying account of Changyou’s MMOGs in China increased by 60% to RMB353, from RMB221 for the three months ended December 31, 2011.

We expect online game revenues to increase in 2013 compared to 2012.

Wireless Revenues

Wireless revenues were $55.9 million for 2012, compared to $52.0 million and $52.3 million, respectively, for 2011 and 2010. We expect wireless revenues to decrease slightly in 2013 compared to 2012.

Others Revenues

Revenues for other services were $22.1 million for 2012, compared to $22.4 million and $2.8 million, respectively, for 2011 and 2010. The year-on-year increase for 2011 in other revenues mainly arose from sub-licensing of licensed video content and increases in revenues in the cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2012		2011		2010		12 VS 11	11 VS 10
Cost of revenues:
Online advertising:
Brand advertising	$161,195	44%	$107,391	45%	$86,684	53%	$53,804	$20,707
Search and others	70,628	19%	35,144	14%	18,434	11%	35,484	16,710
Subtotal of cost of online advertising revenues	231,823	63%	142,535	59%	105,118	64%	89,288	37,417
Online game	77,859	21%	49,837	21%	29,852	18%	28,022	19,985
Wireless	36,893	10%	31,882	13%	28,041	17%	5,011	3,841
Others	23,083	6%	16,093	7%	1,487	1%	6,990	14,606

Total cost of revenues	$369,658	100%	$240,347	100%	$164,498	100%	$129,311	$75,849

Total cost of revenues was $369.7 million for 2012, compared to $240.3 million and $164.5 million, respectively, for 2011 and 2010. The year-on-year increase in total cost of revenues for 2012 and 2011 was $129.4 million and $75.8 million, respectively. The increase was mainly attributable to increases in cost of online advertising revenues and cost of online game revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $231.8 million for 2012, compared to $142.5 million and $105.1 million, respectively, for 2011 and 2010. The year-on-year increase in cost of online advertising revenues for 2012 and 2011 was $89.3 million and $37.4 million, respectively. The increase was mainly attributable to increases in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs (including amortization of licensed video content and impairment of purchased video content), bandwidth leasing costs, depreciation expenses, and salary and benefits expenses.

Cost of brand advertising revenues was $161.2 million for 2012, compared to $107.4 million and $86.7 million, respectively, for 2011 and 2010.

The year-on-year increase in cost of brand advertising revenues for 2012 was $53.8 million. This increase mainly consisted of a $13.9 million increase in amortization of licensed video content, a $15.1 million increase in impairment of purchased video content, an $10.6 million increase in bandwidth leasing costs, and a $4.1 million increase in salary and benefits expenses.

The year-on-year increase in cost of brand advertising revenues for 2011 was $20.7 million, primarily attributable to investment in our online video business. This increase mainly consisted of a $15.4 million increase attributable to accelerated amortization of licensed video content, which was in effect in the second half of 2011, a $9.6 million increase in bandwidth leasing cost, and a $1.8 million increase in facility expenses, offset by a $3.8 million decrease in salary and benefits expenses, and a $2.9 million decrease in share-based compensation expense.

Our brand advertising gross margin was 44% for 2012, compared to 62% and 59%, respectively, for 2011 and 2010. The year-on-year decrease in our brand advertising gross margin for 2012 was due to increases in content and bandwidth costs and the impairment of purchased video content. The year-on-year increase in our brand advertising gross margin for 2011 was due to the growth in cost of brand advertising revenues having been slower than the increase in brand advertising revenues.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and others revenues was $70.6 million for 2012, compared to $35.1 million and $18.4 million, respectively, for 2011 and 2010.

The year-on-year increase in cost of search and others revenues for 2012 was $35.5 million. The increase mainly consisted of a $26.9 million increase in traffic acquisition costs, a $4.3 million increase in depreciation expenses, a $2.2 million increase in salary and benefits expenses and a $1.9 million increase in bandwidth leasing costs, along with increased traffic volume.

The year-on-year increase in cost of search and others revenues for 2011 was $16.7 million. The increase mainly consisted of a $12.6 million increase in traffic acquisition costs, a $2.6 million increase in bandwidth leasing costs and a $1.3 million increase in depreciation expenses, along with increased traffic volume.

Our search and others gross margin was 43% for 2012, compared to 44% and 1%, respectively, for 2011 and 2010. The year-on-year increase in our search and others gross margin for 2011 was due to higher revenues from the improved monetization of traffic and online marketing services newly launched on the Sogou Web Directory.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing charges, depreciation expenses, revenue-based royalty payments to game developers, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of online game revenues was $77.8 million for 2012, compared to $49.8 million and $29.9 million, respectively, for 2011 and 2010.

The year-on-year increase in cost of online game revenues for 2012 was $28 million. The increase mainly consisted of a $10.6 million increase in salary and benefits expenses as a result of increased headcount, a $4.6 million increase in bandwidth leasing costs and a $4.0 million increase in depreciation expenses.

The year-on-year increase in cost of online game revenues for 2011 was $19.9 million. The increase mainly consisted of a $6.6 million increase in bandwidth leasing costs, a $5.2 million increase in salary and benefits expenses as a result of increased headcount, a $3.9 million increase in revenue-based royalty payments to game developers, a $2.1 million increase in depreciation expenses and amortization of licensing fees.

Our online game gross margin was 86%, 89% and 91%, respectively, for 2012, 2011 and 2010. The year-on-year decrease in our online game gross margin for 2012 was mainly due to an increase in salaries and benefits expenses as a result of increased headcount, higher bandwidth costs incurred for Wartune and higher expenses related to licensed games in 2012. The year-on-year decrease in our online game gross margin for 2011 was mainly due to higher bandwidth leasing costs and server depreciation associated with the operation of our games in 2011 and an increase in salaries and benefits.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of revenue-sharing payments, which include payments to third party wireless service alliances and content providers, collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of wireless revenues was $36.9 million for 2012, compared to $31.9 million and $28.0 million, respectively, for 2011 and 2010. The year-on-year increase in cost of wireless revenues for 2012 and 2011was $5 million and $3.9million, respectively. The increases were mainly due to increased revenue-sharing payments.

The collection charges and transmission fees varied between China mobile network operators. The collection charges and transmission fees mainly included (i) a gateway fee of $0.008 to $0.032 per message in 2012, $0.008 to $0.032 per message in 2011 and $0.003 to $0.03 per message in 2010 , depending on the volume of the monthly total wireless messages, and (ii) a collection fee of 15% to 87% of total fees collected by China mobile network operators from mobile phone users (with the residual paid to us) in 2012, compared to 15% to 87% in 2011 and 0% to 87% in 2010.

Our wireless gross margin was 34% for 2012, compared to 39% and 46%, respectively, for 2011 and 2010. The year-on-year decrease in our wireless gross margin for 2012 was mainly due to an increase in the rate of revenue-sharing with partners. The year-on-year decrease in our wireless gross margin for 2011 was due to a product mix change and increased revenue-sharing payments.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots, charges for impairment of intangible assets and amortization of sub-licensing cost.

Cost of revenues for other services was $23.1 million for 2012, compared to $16.1 million and $1.5 million, respectively, for 2011 and 2010. The year-on-year increase in cost of revenues for other services for 2012 was $7 million. The increases were mainly due to intangible assets impairment costs for our cinema advertisement business. The year-on-year increase in cost of revenues for other services for 2011 was $14.6 million. The increase mainly consisted of a $13.8 million in cost for our cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Year ended December 31,
	2012		2011		2010		12 VS 11	11 VS 10

Operating expenses:
Product development	$181,359	38%	$112,617	31%	$75,638	35%	$68,742	$36,979
Sales and marketing	214,736	45%	158,187	44%	101,215	46%	56,549	56,972
General and administrative	75,243	16%	59,126	17%	40,895	19%	16,117	18,231
Goodwill impairment and impairment of intangibles via acquisition of businesses	2,906	1%	27,511	8%	0		(24,605)	27,511

Total operating expenses	$474,244	100%	$357,441	100%	$217,748	100%	$116,803	$139,693

Total operating expenses were $474.2 million for 2012, compared to $357.4 million and $217.7 million, respectively, for 2011 and 2010.

The year-on-year increase in total operating expenses for 2012 and 2011 was $116.8 million and $139.7 million, respectively. The increase in total operating expenses was mainly due to increases in product development expenses, sales and marketing expenses, and general and administrative expenses.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of our Websites, and costs associated with new product development and maintenance, as well as enhancement of existing products and services, which mainly include the development costs of online games prior to the establishment of technological feasibility and maintenance costs after the online games are available for marketing.

Product development expenses were $181.4 million for 2012, compared to $112.6 million and $75.6 million, respectively, for 2011 and 2010.

The year-on-year increase in product development expenses for 2012 was $68.8 million. The increase mainly consisted of a $53.8 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $5.4 million increase in facility expenses, a $3.5 million increase in content and license fees, a $3.0 million increase in travel expenses, and a $2.6 million increase in professional fees.

The year-on-year increase in product development expenses for 2011 was $37.0 million. The increase mainly consisted of a $33.4 million increase in salary and benefits expenses as a result of increased headcount and higher salaries and a $2.1 million increase in depreciation and amortization expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $214.7 million for 2012, compared to $158.2 million and $101.2 million, respectively, for 2011 and 2010.

The year-on-year increase in sales and marketing expenses for 2012 was $56.5 million. The increase mainly consisted of a $26.2 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $21.3 million increase in advertising and promotional expenditures as a result of increased marketing and promotion activities, a $4.7 million increase in facility expenses, and a $4.3 million increase in travel expenses.

The year-on-year increase in sales and marketing expenses for 2011 was $57 million. The increase mainly consisted of a $27.1 million increase in advertising and promotional expenditures as a result of increased promotion activities, a $21.7 million increase in salary and benefits expenses as a result of increased headcount and higher salaries, a $4.4 million increase in travel expenses and a $2.1 million increase in facility expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, and facility expenses.

General and administrative expenses were $75.2 million for 2012, compared to $59.1 million and $40.9 million, respectively, for 2011 and 2010.

The year-on-year increase in general and administrative expenses for 2012 was $16.1 million. The increase mainly consisted of an $8.7 million increase in salary and benefits expenses, which was mainly attributable to increased headcount, a $2.6 million increase in professional service fees, a $2.2 million increase in travel expenses, and a $2.0 million increase in bad debt expenses.

The year-on-year increase in general and administrative expenses for 2011 was $18.2 million. The increase mainly consisted of an $8.1 million increase in salary and benefits expenses as a result of increased headcount and higher salaries, a $3.1 million increase in professional service fees, a $2.0 million increase in facility expenses and a $1.9 million increase in bad debt expenses.

Goodwill Impairment and Impairment of Intangibles via Acquisition of Businesses

We recognized a $2.9 million impairment loss for intangibles via acquisition of businesses in 2012. This $2.9 million was for the Changyou segment for intangible assets from acquired businesses.

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

Share-based Compensation Expense

Sohu, Changyou Sogou, Sohu Video and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2012	2011	2010
Cost of revenues	$648	$2,010	$5,000
Product development expenses	5,210	6,461	9,692
Sales and marketing expenses	2,149	3,694	5,027
General and administrative expenses	5,959	6,487	7,772

	$13,966	$18,652	$27,491

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou, Sohu Video and 7Road, was as follows (in thousands):

	Year Ended December 31,
Share-based compensation expense	2012	2011	2010
For Sohu share-based awards	$6,052	$11,325	$19,000
For Changyou share-based awards	3,366	5,546	8,491
For Sogou share-based awards	4,548	1,781	0
For Sohu Video share-based awards	0	—	—
For 7Road share-based awards	0	—	—

	$13,966	$18,652	$27,491

For Sohu share options, as of December 31, 2012 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of December 31, 2012 there was $2.5 million of related unrecognized compensation expense.

For Changyou share-based awards, as of December 31, 2012, there was $1.9 million of unrecognized compensation expense.

For Sogou share-based awards, as of December 31, 2012, there was $0.04 million of unrecognized compensation expense.

No share-based compensation expense was recognized for the year ended December 31, 2012 with respect to Sohu Video share option grants made during the year. This is because under U.S. GAAP no grant of options had occurred, as no grant date had been established at this stage.

For 7Road, no share-based compensation expense was recognized for the year ended December 31, 2012, as performance targets had not been met.

Operating Profit

As a result of the foregoing, our operating profit was $223.3 million for 2012, compared to $254.3 million and $230.5 million, respectively for 2011 and 2010.

Other Income /(Expense)

Other income was $5.4 million for 2012, compared to $9.8 million other income and $790,000 other expense, respectively, for 2011 and 2010.

The decrease in other income in 2012 was mainly due to a $2.2 million change in the fair value of consideration payable for Changyou’s acquisition of a majority interest in 7Road and a $2.2 million reversal of contingent consideration for Focus Yiju in 2011.

The increase in other income in 2011 was mainly due to income of $3.2 million from a change in the fair value of debt securities and income of $2.2 million from reversal of contingent consideration for Focus Yiju.

Interest Income

Interest income was $25.3 million for 2012, compared to $15.8 million and $5.9 million, respectively, for 2011 and 2010.

Income Tax Expense

Income tax expense was $76.2 million for 2012, compared to $46.6 million and $36.0 million, respectively, for 2011 and 2010. The year-on-year increase in income tax expense was $29.6 million and $10.6 million, respectively for 2012 and 2011.

The increase in income tax expense in 2012 was mainly due to an increase in withholding tax and an increase in profit of Changyou, and an increase in the applicable tax rates for the Sohu Group.

The increase in income tax expense in 2011 was mainly due to an increase in profit of Changyou.

Net Income

As a result of the foregoing, we had net income of $177.2 million for 2012, compared to $228.3 million and $198.2 million, respectively, for 2011 and 2010.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $78.8 million for 2012, compared to $63.0 million and $49.6 million, respectively, for 2011 and 2010.

The year-on-year increase in net income attributable to noncontrolling interest for 2012 and 2011 was $15.8 million and $13.4 million, respectively. The increase was mainly due to increased net income of Changyou.

We expect the noncontrolling interest recognized for Changyou to increase in 2013 compared with 2012, due to vesting of share-based awards, as well as an increase in Changyou’s net income.

We expect the noncontrolling interest recognized for Sogou to remain at a low level in 2013.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $87.2 million for 2012, compared to $162.7 million and $148.6 million, respectively, for 2011 and 2010.

QUARTERLY RESULTS OF OPERATIONS

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

In 2012, with the development of our business, we reclassified certain expenses for our search and others business and our video division. Certain comparative figures have been reclassified to conform to the current presentation.

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2012. The data have been derived from our consolidated financial statements and, in our management’s opinion, they have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial results for the periods presented. This information should be read in conjunction with the annual consolidated financial statements included elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(Unaudited, in thousands, except per share data)
Revenues:
Online advertising:
Brand advertising	$82,051	$77,874	$69,312	$60,968	$77,736	$76,572	$67,728	$57,153
Search and others	38,705	35,284	28,763	21,637	22,979	18,410	13,613	7,979

Subtotal of online advertising revenues	120,756	113,158	98,075	82,605	100,715	94,982	81,341	65,132

Online games	158,942	151,093	137,172	127,446	123,249	115,798	101,531	94,930
Wireless	12,632	14,312	15,598	13,351	14,456	14,210	11,645	11,704
Others	7,162	6,815	4,882	3,202	7,733	7,870	4,188	2,603

Total revenues	299,492	285,378	255,727	226,604	246,153	232,860	198,705	174,369
Cost of revenues:
Online advertising:
Brand advertising	35,864	37,476	50,963	36,892	30,449	30,221	24,937	21,784
Search and others	21,572	19,736	16,192	13,128	10,779	9,478	8,222	6,665

Subtotal of cost of online advertising revenues	57,436	57,212	67,155	50,020	41,228	39,699	33,159	28,449

Online games	22,124	21,026	18,301	16,408	16,341	14,578	9,950	8,968
Wireless	8,358	9,474	10,208	8,853	9,154	8,727	7,109	6,892
Others	5,625	9,037	4,180	4,241	4,734	4,469	4,220	2,670

Total cost of revenues	93,543	96,749	99,844	79,522	71,457	67,473	54, 438	46,979

Gross profit	205,949	188,629	155,883	147,082	174,696	165,387	144,267	127,390
Operating expenses:
Product development	52,432	46,994	43,340	38,593	34,612	28,943	25,839	23,223
Sales and marketing	68,833	58,250	48,999	38,654	45,912	47,150	36,492	28,633
General and administrative	20,275	19,666	17,508	17,794	18,126	15,686	13,148	12,166
Goodwill impairment and impairment of intangibles via acquisition of businesses	0	0	2,906	0	27,511	0	0	0

Total operating expenses	141,540	124,910	112,753	95,041	126,161	91,779	75,479	64,022

Operating profit	64,409	63,719	43,130	52,041	48,535	73,608	68,788	63,368

Other income/(expense)	2,102	(111)	1,818	1,613	4,561	3,249	1,479	510
Interest income	5,585	5,974	7,223	6,495	5,488	4,314	3,279	2,719
Exchange difference	(704)	667	45	(643)	(499)	(2,420)	(1,658)	(426)

Income before income tax expense	71,392	70,249	52,216	59,506	58,085	78,751	71,888	66,171
Income tax expense	20,290	18,727	18,467	18,687	10,828	14,441	10,281	11,002

Net income	51,102	51,522	33,749	40,819	47,257	64,310	61,607	55,169
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	4,495	4,495	1,095	1,111	1,105	1,092	361	0

Net income attributable to the noncontrolling interest shareholders	21,219	21,146	19,872	16,600	19,295	16,406	16,981	10,362

Net income attributable to Sohu.com Inc.	$25,388	$25,881	$12,782	$23,108	$26,857	$46,812	$44,265	$44,807

Basic net income per share attributable to Sohu.com Inc.	$0.67	$0.68	$0.34	$0.61	$0.71	$1.22	$1.16	$1.17

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,046	38,022	38,002	38,084	38,076	38,298	38,295	38,193

Diluted net income per share attributable to Sohu.com Inc.	$0.60	$0.63	$0.28	$0.53	$0.65	$1.17	$1.10	$1.01

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,393	38,344	38,347	38,485	38,574	38,844	38,860	38,767

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investments in debt securities, as well as the cash flows generated from our operations. Cash equivalents primarily comprise time deposits.

As of December 31, 2012, we had cash and cash equivalents, short-term investments and investments in debt securities of approximately $968.0 million. In addition, as of December 31, 2012 we had, through Changyou, bridge loans from offshore banks in the principal amount of $239 million. These bridge loans are secured by RMB deposits in onshore branches of those banks in the total amount of $247 million.

As of December 31, 2011, we had cash and cash equivalents, short-term investments, and investment in debt securities of approximately $830 million.

As of December 31, 2010, we had cash and cash equivalents and investment in debt securities of approximately $754 million.

On August 29, 2011, our Board of Directors authorized a combined share purchase program of up to $100 million of the outstanding shares of our common stock, and/or outstanding ADSs of Changyou over a one-year period from September 1, 2011 to August 31, 2012. As of the expiration of the program on August 31, 2012, we had repurchased 500,000 shares of our common stock, and we also had purchased 750,000 Changyou ADSs, representing 1,500,000 Class A ordinary shares, for consideration of $25.7 million. The total consideration paid under the combined share purchase program was $54.9 million.

In November 2009, we entered into an agreement to purchase a Beijing office building to serve as our headquarters. The purchase price is approximately $128 million, of which $125 million had been paid as of December 31, 2012. In December 2011, we also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $21 million had been paid as of December 31, 2012. These $125 million and $21 million payments have been recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $3 million for the office building and $7 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work are in progress and are expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $159 million, of which $126 million had been paid as of December 31, 2012 and was recognized as prepaid non-current assets in our consolidated balance sheets. In February 2013, Changyou paid out $16 million and the remaining $17 million will be settled in the first half of 2013, when the office building is expected to be completed and accepted by Changyou.

We believe our current liquidity and capital resources are sufficient to meet anticipated working capital needs (net cash used in operating activities), commitments and capital expenditures over the next twelve months. We may, however, require additional cash resources due to changes in business conditions and other future developments, or changes in general economic conditions.

Cash Generating Ability

We believe we will continue to generate strong cash flow from online game business, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows were summarized below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$402,587	$370,453	$284,424
Net cash used in investing activities	(432,595)	(305,781)	(229,814)
Net cash provided by /(used in) financing activities	128,717	(36,759)	49,017
Effect of exchange rate change on cash and cash equivalents	2,219	26,305	10,980

Net increase in cash and cash equivalents	100,928	54,218	114,607
Cash and cash equivalents at beginning of year	732,607	678,389	563,782

Cash and cash equivalents at end of year	$833,535	$732,607	$678,389

Net Cash Provided by Operating Activities

For 2012, $402.6 million net cash provided by operating activities was primarily attributable to our net income of $177.2 million, adjusted by non-cash items of depreciation and amortization of $101.8 million, impairment of purchased video content of $15.1 million, share-based compensation expense of $14.0 million, impairment of intangible assets of $8.6 million, other miscellaneous non-cash expenses of $2.4 million, and an increase in cash from working capital items of $94.6 million, offset by excess tax benefits of $5.6 million and income from investments in debt securities of $5.5 million.

For 2011, $370.5 million net cash provided by operating activities was primarily attributable to our net income of $228.3 million, adjusted by non-cash items of depreciation and amortization of $69.8 million, goodwill impairment and impairment of intangibles via acquisition of businesses of $27.5 million, share-based compensation expense of $18.7 million, impairment of other intangible assets of $1.1 million, other miscellaneous non-cash expense of $1.3 million, and an increase in cash from working capital items of $30.4 million, offset by income from investments in debt securities of $3.6 million and excess tax benefits of $3.0 million.

For 2010, $284.4 million net cash provided by operating activities was primarily attributable to our net income of $198.2 million, adjusted by non-cash items of share-based compensation expense of $27.5 million, depreciation and amortization of $23.4 million, impairment of other intangible assets of $2.9 million, loss from equity investment of $1.7 million and other miscellaneous non-cash expense of $1.6 million, and an increase in cash from working capital items of $30.3 million, offset by excess tax benefits of $1.2 million.

In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and a cash inflow from financing activities. Realizing these benefits reduces the amount of taxes payable and does not otherwise affect cash flows.

Net Cash Used in Investing Activities

For 2012, $432.6 million net cash used in investing activities was primarily attributable to $244.8 million restricted time deposits used as collateral for bridge loans from offshore banks, $154.5 million used in acquiring fixed assets and intangible assets, $35.8 million used in short-term investments, and $3.0 million used in business acquisition and other investment activities, offset by income from investments in debt securities of $5.5 million described above under the heading “Net Cash Provided by Operating Activities”.

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

Net Cash Provided by /(Used in) Financing Activities

For 2012, $128.7 million net cash provided by financing activities was primarily attributable to $239.4 million of bridge loans from offshore banks, $5.6 million excess tax benefits described above under the heading “Net Cash Provided by Operating Activities,” $1.4 million from the exercise of share-based awards in a subsidiary, and $0.8 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, offset by $64.6 million used for the portion of the Changyou dividend distributed to noncontrolling interest shareholders, $25.8 million used for the purchase of Sogou Series A Preferred Shares from Alibaba, $13.8 million used for the payment of contingent consideration, $12.6 million used for the repurchase of our common stock, and $1.7 million in payments for other financing activities.

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

Restrictions on Cash Transfers to Sohu.com Inc.

To fund any cash requirements it may have, Sohu.com Inc may need to rely on dividends and other distributions on equity paid by Sohu.com Limited and Changyou.com Limited, our wholly-owned subsidiary and majority-owned subsidiary. Since substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and VIEs, Sohu.com Limited and Changyou.com Limited may need to rely on dividends, loans or advances made by our PRC subsidiaries. In 2012, Changyou’s Board of Directors decided to cause one of Changyou’s PRC subsidiaries to distribute all of its 2012 earnings to its overseas parent company, Changyou HK. On September 21, 2012, Changyou paid out a special cash dividend of $201 million, with $136 million paid to and received by Sohu. In the $136 million, $128 million was paid to and received by Sohu.com Limited and $8 million was paid to and received by Sohu.com Inc.

The cash transfers to Sohu.com Inc. are subject to certain restrictions, such as the PRC company’s profit appropriation required by the PRC law, the PRC foreign currency exchange regulations, PRC tax and US tax regulations, as well as the restrictions related to our VIE structures. However, we do not expect any of such restrictions or taxes to have a material impact on our ability to meet our cash obligations.

PRC profit appropriation, withholding tax on dividends and foreign currency exchange regulation

Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our China-based subsidiaries, which are wholly foreign-owned enterprises (“WFOEs”), are also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves until the cumulative amount reaches 50% of their paid-in capital. These reserves are not distributable as cash dividends, or as loans or advances. These WFOEs may also allocate a portion of their after-tax profits, at the discretion of their Boards of Directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed to Sohu.com Limited and /or Changyou.com Limited, accordingly, would not be available for distribution to Sohu.com Inc.

The PRC Corporate Income Tax Law imposes a 10% withholding income tax for dividends distributed by WFOEs to their immediate holding companies outside mainland China. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. A holding company in Hong Kong, for example, will be subject to a 5% withholding tax rate under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (the “China-HK Tax Arrangement”) if such holding company is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC foreign invested enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong holding company is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividend may remain subject to a withholding tax rate of 10%. For the aforementioned distribution plan in which one of Changyou’s PRC subsidiaries would distribute dividend to Changyou HK, based on an assessment performed pursuant to requirements specified by PRC tax authorities, Changyou concluded that it was more likely than not that such distribution would be subject to 5% withholding tax. For the year ended December 31, 2012, Changyou accrued deferred tax liabilities in the amount of $11.9 million for withholding taxes associated with this dividend distribution plan.

Under regulations of the State Administration of Foreign Exchange (“SAFE”) in China, the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

U.S. tax regulation

Sohu.com Inc. is a Delaware corporation and its income is subject to income taxes in the United States (“U.S.”) at a rate of up to 35%. As Sohu.com Inc. has no substantial operations and earns little income in the United States, its taxable income is near negligible and so is its U.S. income tax due. Sohu.com Inc. is also subject to U.S. income tax on any deemed dividends from its non-U.S. subsidiaries, as discussed below.

The majority of the subsidiaries and VIEs of the Sohu.com Inc. are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Sohu Group’s operations, and generate most of the Sohu Group’s income. Non-U.S. companies, such as Sohu.com Inc.’s non-U.S. subsidiaries and VIEs, are generally not subject to U.S. income taxes unless they conduct a trade or business in the United States themselves. However, if a controlled foreign corporation (“CFC”), such as the non-U.S. subsidiaries and VIEs of Sohu.com Inc., with respect to a U.S. shareholder, such as Sohu.com Inc., earns certain passive and certain related party income, called “Subpart F income,” such income is deemed as a dividend to Sohu.com Inc., subject to U.S. income tax even though no actual dividend is paid to Sohu.com Inc. Subpart F income includes interest income from third parties earned by Sohu.com Inc.’s CFCs. Hence, the interest income earned by Sohu’s and Changyou’s China-based subsidiaries and VIEs is Subpart F income, includible in Sohu.com Inc.’s taxable income. Moreover, Sohu.com Limited and Changyou.com Limited are regarded as separate entities for U.S. tax purposes, and certain transactions between Sohu.com Limited and Changyou.com Limited. as well as between their subsidiaries and VIEs may generate related party income, another type of Subpart F income, includible in Sohu.com Inc.’s taxable income. In addition, certain transactions between Changyou.com Limited, its non-U.S. subsidiaries and VIEs on the one hand and Changyou.com Inc. (U.S.) on the other could constitute a CFC’s investment in U.S. property, also giving rise to deemed dividends to Sohu.com Inc., includible in Sohu.com Inc.’s taxable income. If Changyou.com Limited pays dividends to its shareholders, including Sohu, such dividends are generally Subpart F income, includible in Sohu.com Inc.’s taxable income unless an exception applies. Under one such exception, the “CFC Look-through Rule,” the special cash dividend Sohu received from Changyou in September 2012 should not be includible in Sohu.com Inc.’s taxable income. Under certain circumstances, when Sohu sells Changyou ADSs originally held by Sohu at a price higher than its U.S. tax basis, a portion of the proceeds could be Subpart F income, subjecting Sohu.com Inc. to U.S. tax at 34% or 35%.

As most of the income earned by the non-U.S. subsidiaries and VIEs of Sohu.com Inc. is not Subpart F income, Sohu.com Inc. is only required to include in its taxable income a small amount of its non-U.S. subsidiaries’ income that is Subpart F income. As Sohu.com Inc. has net operating loss exceeding such Subpart F income, Sohu.com Inc. does not owe much U.S. tax. Subpart F income once includible in Sohu.com Inc.’s taxable income becomes previously taxed income (“PTI”) and actual dividends made out of PTI will not be taxed a second time.

Moreover, according to ASC 740-30, Sohu.com Inc. does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or consolidated VIEs because in the foreseeable future Sohu.com Inc. does not have the intention to repatriate those undistributed earnings or losses to U.S. where it would be subject to U.S. Corporate Income Tax, except that, under certain circumstances, Sohu.com Inc. may repatriate to the U.S. income that will be subject to U.S. Alternative Minimum Tax. For detailed dividend policy please refer to the section below.

Restriction related to VIE structure

For Sohu except for Changyou, although the VIEs generate revenue and cash, due to significant costs involved in their operations, almost all the VIEs are incur deficits, and their operating cash flow was negative for the year ended December 31, 2012.

Substantially all of Changyou’s operations are conducted through Changyou’s VIEs, which generated all of Changyou’s online game revenues. Although Changyou’s subsidiaries received a majority of the VIEs’ profits pursuant to the various contractual agreements between the VIEs and the subsidiaries, significant cash balances remained in Changyou’s VIEs as of December 31, 2012.As Changyou’s VIEs are not owned by Changyou’s subsidiaries, they are not able to make dividend payments to Changyou’s subsidiaries. Instead, Changyou’s PRC subsidiaries have entered into a number of contracts with its corresponding VIE to provide services to such VIE in return for cash payments. In order for Sohu.com Inc. and /or Changyou.com Limited to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, or to distribute any dividends to Sohu.com Inc.’ shareholders and /or Changyou.com Limited’s ADS holders, we will need to rely on these payments made from these VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments are subject to PRC taxes, including Business Tax and VAT, which effectively reduce the amount that a PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

UNCONDITIONAL OBLIGATIONS

The following table sets forth our unconditional obligations as of December 31, 2012 (in thousands):

	Payment Due by Period
Unconditional Obligations	2013	2014	2015	2016	2017	Thereafter	Total Payments Required
Content and service purchases -video	46,870	2,217	0	0	0	0	49,087
Bandwidth purchases	30,360	3,127	448	286	95	0	34,316
Operating lease obligation	18,840	10,079	1,773	0	0	0	30,692
Purchases of office building and related technological infrastructures and fitting-out work	35,722	2,561	869	0	0	0	39,152
Content and service purchases -others	16,481	1,553	418	1	0	0	18,453
Others	15,861	2,474	315	0	0	0	18,650

Total Payments Required	164,134	22,011	3,823	287	95	0	190,350

Operating Lease Obligation

We have entered into various operating lease agreements for certain of our and Changyou’s offices, land and data centers with original lease periods expiring between 2013 and 2017. We recognize rental expense under such leases on a straight-line basis over the lease terms.

Purchases of Office Building and Related Technological Infrastructure and Fitting-out Work

In November 2009, we entered into an agreement to purchase a Beijing office building to serve as our headquarters. The purchase price is approximately $128 million, of which $125 million had been paid as of December 31, 2012. In December 2011, we also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $21 million had been paid as of December 31, 2012. These $125 million and $21 million payments have been recognized as prepaid non-current assets in our consolidated balance sheets. The remaining $3 million for the office building and $7 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work are in progress and are expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $159 million, of which $126 million had been paid as of December 31, 2012 and was recognized as prepaid non-current assets in our consolidated balance sheets. In February 2013, Changyou paid out $16 million and the remaining $17 million will be settled in the first half of 2013, when the office building is expected to be completed and accepted by Changyou.

OTHER LONG-TERM LIABILITIES

As a result of our adoption of Accounting Standard Codification 740 “Income Taxes” (ASC 740), during 2009, we recorded unrecognized tax benefit of $3.1 million and recognized related long-term tax payable, as ASC 740 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The situation is unchanged as of December 31, 2012. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued revised guidance on "Testing Indefinite-Lived Intangible Assets for Impairment." The revised guidance applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. Under the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform a quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass a qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. In conducting a qualitative assessment, an entity should consider the extent to which relevant events and circumstances, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. An entity also should consider whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived intangible asset is impaired. An entity should consider positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The revised guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The revised guidance will not have a material effect on us.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. As a result of the announcement, the RMB has appreciated significantly. In February 2013, the center point of the currency’s official trading band hit 6.2804, representing appreciation of more than 8.2%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies depending on the market supply and demand with reference to a basket of currencies

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The following table sets forth a summary of our foreign currency sensitive financial instruments as of December 31, 2012, which consisted of cash and cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and long-term bank loans. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	213,951	618,453	255	876	833,535
Restricted time deposits	240	246,599	0	0	246,839
Short-term investments	0	54,901	0	0	54,901
Investments in debt securities	0	79,548	0	0	79,548
Accounts Receivable	995	97,042	26	335	98,398
Prepaid and other current assets	3,021	45,636	0	599	49,256
Current liabilities	121,542	429,975	0	553	552,070
Long-term accounts payable	0	12,684	0	0	12,684
Long-term bank loans	27,000	99,353	0	0	126,353

INTEREST RATE RISK

The basic objectives of our investment program are to protect the invested funds from excessive risk and to provide for liquidity that is sufficient to meet operating and investment cash requirements. Under the investment policy, our excess cash is invested in high-quality securities which are limited as to length of time to maturity and the amount of credit exposure.

Our exposure to interest rate risk primarily relates to the interest income generated from excess cash invested in demand deposits and debt securities, and interest expense generated from Changyou’s bridge loans from offshore banks. We have not used derivative financial instruments in our investment portfolio in order to reduce this risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the change in the consumer price index in China was 2.6%, 5.4% and 3.3% in 2012, 2011 and 2010, respectively. While this rate declined in 2012 compared to the past two years, there may be further increased inflation in the future, which could have a material adverse effect on our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements which appear on page F-1 of this report. The Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedules which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8. Quarterly Results of Operations information is included on page 102 of this report and is incorporated into this Item 8.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about April 26, 2013 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement for Sohu’s 2012 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table included below, will be included in the Proxy Statement for Sohu’s 2012 Annual Meeting of Stockholders under the heading “Beneficial Ownership of Common Stock” and is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (in thousands)
Equity compensation plans approved by security holders-2000 Stock Incentive Plan
Share Options	242	$19.36
Restricted Stock Units	255	0

Subtotal	497
Equity compensation plans approved by security holders-2010 Stock Incentive Plan
Restricted Stock Units	5	0	1,467

Subtotal	5		1,467
Equity compensation plans not approved by security holders	0		0

Total	502		1,467

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement for Sohu’s 2012 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement for Sohu’s 2012 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(a)(2) Financial Statements Schedule

Schedule I, Condensed Financial Information of Registrant, is included on page F-68 of this report and is incorporated into this Item 15(a)(2) by reference.

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

Date: February 28, 2013

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

SIGNATURE	TITLE	DATE

/s/ CHARLES ZHANG Charles Zhang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ CAROL YU Carol Yu	Co-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013

/s/ EDWARD B. ROBERTS	Director	February 28, 2013
Edward B. Roberts

/s/ CHARLES HUANG	Director	February 28, 2013
Charles Huang

/s/ DAVE QI	Director	February 28, 2013
Dave Qi

/s/ SHI WANG	Director	February 28, 2013
Shi Wang

/s/ JOHN DENG	Director	February 28, 2013
John Deng

SOHU.COM INC.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Sohu.com Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sohu.com Inc. (the “Company”) and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing on Page F-2 of Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China

February 28, 2013

SOHU.COM INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$833,535	$732,607
Restricted time deposits	116,140	0
Short-term investments	54,901	17,560
Investments in debt securities	79,548	79,354
Accounts receivable, net	98,398	87,066
Prepaid and other current assets	49,256	53,894

Total current assets	1,231,778	970,481

Fixed assets, net	178,951	152,652
Goodwill	159,215	158,905
Intangible assets, net	70,054	69,762
Restricted time deposits	130,699	0
Prepaid non-current assets	291,643	270,282
Other assets	13,792	11,212

Total assets	$2,076,132	$1,633,294

LIABILITIES
Current liabilities:
Accounts payable	$61,429	$31,179
Accrued liabilities	117,029	95,409
Receipts in advance and deferred revenue	89,687	75,809
Accrued salary and benefits	61,722	45,300
Taxes payable	33,897	46,876
Deferred tax liabilities	11,878	0
Short-term bank loans	113,000	0
Other short-term liabilities	63,352	35,816
Contingent consideration	76	476

Total current liabilities	552,070	330,865

Long-term accounts payable	12,684	3,612
Long-term bank loans	126,353	0
Deferred tax liabilities	7,998	5,483
Contingent consideration	0	17,009

Total long-term liabilities	147,035	26,104

Total liabilities	699,105	356,969

Commitments and contingencies
MEZZANINE EQUITY	61,810	57,254
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,089 shares and 38,082 shares, respectively, issued and outstanding)	$44	$44
Additional paid-in capital	364,092	366,210
Treasury stock (5,889 and 5,639 shares, respectively)	(143,858)	(131,292)
Accumulated other comprehensive income	79,542	76,219
Retained earnings	784,403	697,244

Total Sohu.com Inc. shareholders’ equity	1,084,223	1,008,425
Noncontrolling interest	230,994	210,646

Total shareholders’ equity	1,315,217	1,219,071

Total liabilities, mezzanine equity and shareholders’ equity	$2,076,132	$1,633,294

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Online advertising:
Brand advertising	$290,205	$279,189	$211,821
Search and others	124,389	62,981	18,649

Subtotal of online advertising revenues	414,594	342,170	230,470

Online games	574,653	435,508	327,151
Wireless	55,893	52,015	52,320
Others	22,061	22,394	2,836

Total revenues	1,067,201	852,087	612,777

Cost of revenues:
Online advertising:
Brand advertising	161,195	107,391	86,684
Search and others	70,628	35,144	18,434

Subtotal of cost of online advertising revenues	231,823	142,535	105,118

Online games	77,859	49,837	29,852
Wireless	36,893	31,882	28,041
Others	23,083	16,093	1,487

Total cost of revenues	369,658	240,347	164,498

Gross profit	697,543	611,740	448,279

Operating expenses:
Product development	181,359	112,617	75,638
Sales and marketing	214,736	158,187	101,215
General and administrative	75,243	59,126	40,895
Goodwill impairment and impairment of intangibles via acquisition of businesses	2,906	27,511	0

Total operating expenses	474,244	357,441	217,748

Operating profit	223,299	254,299	230,531

Other income /(expense)	5,422	9,799	(790)
Interest income	25,277	15,800	5,889
Exchange difference	(635)	(5,003)	(1,415)

Income before income tax expense	253,363	274,895	234,215
Income tax expense	76,171	46,552	36,031

Net income	177,192	228,343	198,184
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	11,196	2,558	0
Net income attributable to the noncontrolling interest shareholders	78,837	63,044	49,555

Net income attributable to Sohu.com Inc.	$87,159	$162,741	$148,629

Net income	$177,192	$228,343	$198,184
Other comprehensive income: Foreign currency translation adjustment, net of tax	4,413	43,545	19,091

Comprehensive income	181,605	271,888	217,275

Less: Comprehensive income attributable to the mezzanine classified noncontrolling interest shareholders	11,196	2,558	0
Comprehensive income attributable to noncontrolling interest shareholders	79,927	68,598	51,920

Comprehensive income attributable to Sohu.com Inc.	90,482	200,732	165,355
Basic net income per share attributable to Sohu.com Inc.	$2.29	$4.26	$3.92

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,038	38,216	37,870

Diluted net income per share attributable to Sohu.com Inc.	$2.03	$3.93	$3.62

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,392	38,761	38,445

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$177,192	$228,343	$198,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,748	27,261	20,699
Share-based compensation expense	13,966	18,652	27,491
Amortization of intangible assets and purchased video content in prepaid expense	63,014	42,587	2,707
Goodwill impairment and impairment of intangibles via acquisition of businesses	2,906	27,511	0
Impairment of purchased video content	15,083	0	0
Impairment of other intangible assets	5,741	1,104	2,949
Provision for allowance for doubtful accounts	3,613	2,886	1,493
Excess tax benefits from share-based payment arrangements	(5,591)	(3,011)	(1,170)
Investment income from investments in debt securities	(5,479)	(3,586)	(741)
Others	(1,183)	(1,647)	2,536
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(14,761)	(11,847)	(11,018)
Prepaid and other current assets	2,807	(6,253)	(11,216)
Accounts payable	24,445	2,897	774
Taxes payable	5,804	(3,095)	8,800
Accrued liabilities	35,029	23,857	25,378
Receipts in advance and deferred revenue	14,051	22,500	10,371
Other short-term liabilities	27,202	2,294	7,187

Net cash provided by operating activities	402,587	370,453	284,424
Cash flows from investing activities:
Purchase of fixed assets	(89,417)	(169,982)	(134,638)
Purchase of debt securities	0	0	(74,615)
Purchase of intangible and other assets	(65,130)	(63,101)	(6,370)
Cash paid relating to restricted time deposits	(244,849)	0	0
Purchase of /proceeds from short-term investments, net	(35,785)	637	0
Acquisitions, net of cash acquired	(683)	(71,129)	(9,332)
Loans granted	(4,170)	(2,360)	(4,859)
Loan repayments received	4,170	0	0
Other cash proceeds relating to investing activities	6,083	3,746	0
Other cash payments relating to investing activities	(2,814)	(3,592)	0

Net cash used in investing activities	(432,595)	(305,781)	(229,814)
Cash flows from financing activities:
Issuance of common stock	790	1,559	2,128
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0	0
Repurchase of common stock	(12,566)	(16,601)	0
Purchase of shares in subsidiary	0	(25,675)	0
Portion of Changyou dividend distribute to noncontrolling interest shareholders	(64,551)	0	0
Proceeds of bridge loans from offshore banks	239,353	0	0
Cash contribution received from the noncontrolling interest shareholders	0	947	48,719
Payment of contingent consideration	(13,806)	0	0
Excess tax benefits from share-based payment arrangements	5,591	3,011	1,170
Exercise of share-based awards in subsidiary	1,353	0	0
Other cash payments relating to financing activities	(1,647)	0	(3,000)

Net cash provided by /(used in) financing activities	128,717	(36,759)	49,017
Effect of exchange rate changes on cash and cash equivalents	2,219	26,305	10,980

Net increase in cash and cash equivalents	100,928	54,218	114,607
Cash and cash equivalents at beginning of year	732,607	678,389	563,782

Cash and cash equivalents at end of year	$833,535	$732,607	$678,389

Supplemental cash flow disclosures:
Cash paid for income taxes	(67,444)	(44,746)	(34,450)
Barter transactions	846	886	0
Cash paid for interest expense	(1,992)	0	(39)
Supplemental schedule of non-cash investing activity:
Consideration payable for business acquisitions	0	29,579	3,318
Government grant deposited in restricted cash account	2,378	0	0
Purchase of fixed assets with proceeds released from restricted cash account	1,583	0	0
Supplemental schedule of non-cash financing activity:
Accrued professional fees in relation to initial public offering of 7Road	1,037	0	0

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2012

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646
Issuance of common stock	790	0	790	0	0	0	0
Repurchase of common stock	(12,566)	0	0	(12,566)	0	0	0
Share-based compensation expense	13,966	0	6,029	0	0	0	7,937
Settlement of share-based awards in subsidiary	1,353	0	(7,434)	0	0	0	8,787
Portion of Changyou dividend attributable to noncontrolling interest shareholders	(64,551)	0	0	0	0	0	(64,551)
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0	(14,219)	0	0	0	(11,581)
Changes in mezzanine equity of Changyou	6,836	0	6,836	0	0	0	0
Transaction cost for the sale of the 17173 Business by Sohu to Changyou	118	0	118	0	0	0	0
Deemed contribution from noncontrolling shareholders (related to sale of the 17173 Business by Sohu to Changyou)	0	0	171	0	0	0	(171)
Excess tax benefits from share-based awards	5,591	0	5,591	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	165,996	0	0	0	0	87,159	78,837
Foreign currency translation adjustment, net of tax	4,413	0	0	0	3,323	0	1,090

Ending balance	$1,315,217	$44	$364,092	$(143,858)	$79,542	$784,403	$230,994

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2011

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$974,559	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442
Issuance of common stock	1,559	1	1,558	0	0	0	0
Contribution received from the noncontrolling interest shareholders	947	0	0	0	0	0	947
Repurchase of common stock	(16,602)	0	0	(16,602)	0	0	0
Purchase of shares in subsidiary	(25,675)	0	(17,132)	0	0	0	(8,543)
Share-based compensation expense	18,652	0	11,070	0	0	0	7,582
Settlement of share-based awards in subsidiary	0	0	(6,645)	0	0	0	6,645
Excess tax benefits from share-based awards	3,011	0	3,011	0	0	0	0
Transaction cost for the sale of the 17173 Business by Sohu to Changyou	(6,710)	0	(6,710)	0	0	0	0
Deemed contribution from noncontrolling shareholders (related to sale of the 17173 Business by Sohu to Changyou)	0	0	43,025	0	0	0	(43,025)
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	225,785	0	0	0	0	162,741	63,044
Foreign currency translation adjustment, net of tax	43,545	0	0	0	37,991	0	5,554

Ending balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646

The accompanying notes are an integral part of these consolidated financial statements.

SOHU.COM INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31, 2010

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$677,776	$43	$317,052	$(114,690)	$21,502	$385,874	$67,995
Issuance of common stock	2,128	0	2,128	0	0	0	0
Contribution received from the noncontrolling interest shareholders	48,719	0	0	0	0	0	48,719
Share-based compensation expense	27,491	0	17,683	0	0	0	9,808
Excess tax benefits from share-based awards	1,170	0	1,170	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	198,184	0	0	0	0	148,629	49,555
Foreign currency translation adjustment, net of tax	19,091	0	0	0	16,726	0	2,365

Ending balance	$974,559	$43	$338,033	$(114,690)	$38,228	$534,503	$178,442

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

Online Advertising

The online advertising business consists of the brand advertising business as well as the search and others business. The brand advertising business offers advertisements on the Sohu Group’s Web properties to companies seeking to increase their brand awareness online. The search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), primarily offers customers pay-for-click services, as well as online marketing services on the Sogou Web Directory.

Online Games

The online game business is conducted by Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”).

The online game business consists of the development, operation and licensing of massively multiplayer online games (“MMOGs”), which are interactive online games that may be played simultaneously by hundreds of thousands of game players, and Web games, which are played over the Internet using a Web browser. Changyou currently operates several MMOGs in China, including the in-house developed Tian Long Ba Bu (“TLBB”). Changyou’s majority-owned subsidiary 7Road.com Limited (“7Road”) jointly operates its Web games DDTank and Wartune (also known as “Shen Qu”) with third-party joint operators, and also directly operates Wartune through its Website. DDTank and Wartune are two popular Web games in China.

2. Summary of Significant Accounting Policies

Accounting Standards

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimation

The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s more significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating the consolidated financial statements.

Basis of Consolidation and Recognition of Noncontrolling Interest

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and consolidated variable interest entities (“VIEs”). All intercompany transactions are eliminated.

The Company has adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For consolidated VIEs, the Company’s management made evaluations of the relationships between the Company and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Sohu Group controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its consolidated VIEs. The Company has one VIE that is not consolidated since the Company is not the primary beneficiary.

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholder. Currently, the noncontrolling interests in the Company’s consolidated financial statements primarily consist of noncontrolling interests for Changyou and Sogou.

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

By virtue of these terms, as Sogou has been losing money since its restructuring, the net losses have been and will be allocated in the following order:

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

Basis of Presentation

Commencing January 1, 2012, with the development of the Company’s business, the Company reclassified certain expenses for the search and others business and the video division. Certain comparative figures have been reclassified to conform to the current presentation.

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

Commencing January 1, 2012, in order to enhance comparability with industry peers, all traffic acquisition costs were recorded in cost of revenues. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $8.7 million and $4.2 million, respectively, for the years ended December 31, 2011 and 2010.

Change in Presentation to Properly Reflect the Classification of Expenses of Video Division

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

Commencing January 1, 2012, as the video division has grown significantly and business departments have been defined through the restructuring process to become more self-sustainable, compensation and benefits expenses have been allocated to the respective business departments to properly reflect the operating results of the video division. The video division’s compensation and benefits expenses were classified as cost of revenues, product development, sales and marketing and general and administrative expenses, respectively, based on the nature of the related employees’ roles and responsibilities. To conform to current period presentations, the relevant amounts for prior periods have been changed accordingly. The change from cost of revenues to operating expenses was not material to historical periods, and amounted to $5.0 million and nil, respectively, for the years ended December 31, 2011 and 2010.

Segment Reporting

The Company’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (“CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. There are five segments in the Sohu Group, consisting of brand advertising, Sogou (which mainly consists of the search and others business), Changyou (which mainly consists of the online game business), wireless and others.

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

Under ASC 845, barter trade transactions from which physical goods or services (other than advertising services) are received in exchange for advertising services should be recorded based on the fair values of the goods and/or services received. For a barter transaction involving online advertising services, the Company recognizes revenue and expense at fair value only if the fair value of the advertising services surrendered /received in the transaction is determinable. For the Company’s advertising-for-advertising barter transactions, the fair value of the advertising surrendered /received is not determinable, so no revenue from advertising-for-advertising barter transactions is recognized.

Online Advertising Revenues

Online advertising revenues include revenues from brand advertising services as well as search and others services.

The Company recognizes gross revenue for the amount of fees it receives from its advertisers. Determining whether revenue should be reported gross or net is based on an assessment of various factors. The primary factor is whether the Company is acting as the principal in offering services to the customer or whether the Company is acting as an agent in the transaction. Whether the Company is serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. The Company’s revenues from online advertising services are recognized on a gross basis as the Company has the primary responsibility for fulfillment and acceptability. These revenues are recognized after deducting agent rebates paid to advertising agencies and applicable taxes and related surcharges.

Before September 1, 2012, online advertising revenues were subject to PRC business tax (“Business Tax”). The Company’s online advertising revenues were recognized after deducting agent rebates and applicable Business Tax and related surcharges. Business Tax is imposed primarily on revenues from the provision of taxable services and is calculated by multiplying the applicable tax rate by gross revenue. Effective September 1, 2012, the PRC Ministry of Finance and the State Administration of Taxation launched a Business Tax to Value Added Tax (“VAT”) Transformation Pilot Program (the “Pilot Program”) for certain industries in eight regions, including Beijing and Tianjin. VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. Hence, the amount of VAT payable does not result directly from output VAT generated from goods sold or taxable labor services provided. With the adoption of the Pilot Program, online advertising revenues are subject to VAT. The Company’s online advertising revenues are now recognized after deducting agent rebates and net of VAT and related surcharges.

Brand Advertising Revenues

Business Model

Currently the brand advertising business has two main types of pricing models, consisting of the Fixed Price Model and the Cost Per Impression (“CPM”) pricing model. Under the Fixed Price Model, a contract is signed to establish a fixed price for the advertising services to be provided. Under the CPM pricing model, the total contract amount for the advertising services is not fixed. Instead, a fixed price for each qualifying display is stated. Advertisers using the CPM pricing model pay the Company based on the number of qualifying displays of their advertisements appearing on the Company’s Websites, and the Company recognizes as revenue the fees charged to advertisers each time their advertisements are displayed on the Websites, on the condition that each display meets certain selected criteria imposed by advertisers. The Company provides advertisement placements to its advertisers on its different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, full screen, pre-roll, post-roll, and mid-roll video screens, as well as pause video screens, as specified in the contracts with the advertisers.

Revenue Recognition

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

Before 2011, since almost all of the elements were delivered within one calendar quarter, the Company treated all elements of advertising contracts as one single unit of accounting for revenue recognition purposes. Commencing January 1, 2011, in accordance with ASU No. 2009-13, the Company treats advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, the Company allocates the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices. Since the number of advertising contracts that covered more than one quarter and the revenues from advertising contracts that covered more than one quarter were immaterial compared to the total advertising contracts, the impact of adoption of ASU 2009-13 to the Company is immaterial.

Search and Others Revenues

Search and others services mainly include pay-for-click services, as well as online marketing services on the Sogou Web Directory.

Pay-for-click Services

Pay-for-click services are services that enable advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. For pay-for-click services, the Company introduces Internet users to its advertisers through its auction based pay-for-click systems and charges advertisers on a per click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links.

Online Marketing Services on the Sogou Web Directory

Online marketing services on the Sogou Web Directory mainly consist of displaying advertiser Website links on the Web pages of the Sogou Web Directory. The Sogou Web Directory is a Chinese Web directory navigation site which serves as a key access point to popular and preferred Websites and applications. Revenue for online marketing services on the Sogou Web Directory is normally recognized on a straight-line basis over the contract period, provided the Company’s obligations under the contract have been met and all revenue recognition criteria have been met.

Sogou Website Alliance

Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of its advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. The Company recognizes gross revenue for the amount of fees it receives from its advertisers. Payments made to Sogou Website Alliance members are included in cost of search and others revenues as traffic acquisition costs. Determining whether revenue should be reported gross or net is based on an assessment of various factors. The primary factor is whether the Company is acting as the principal in offering services to the customer or it is acting as an agent in the transaction. For pay-for-click services, the Company recognizes gross revenue, as it has the primary responsibility for fulfillment and acceptability. Whether the Company is serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. The Company pays Sogou Website Alliance members based on either revenue-sharing arrangements, under which it pays a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

Online Game Revenues

The Company’s online game revenues are generated from MMOG operations revenues, Web game revenues and overseas licensing revenues.

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

Web game revenue

Changyou began generating Web game revenue after its acquisition of a controlling interest in 7Road in May 2011. Through December 31, 2011, 7Road’s revenues were derived entirely from revenue-sharing payments from third-party joint operators of its games and license fees from certain of these joint operators. Beginning in the year ended December 31, 2012, 7Road also derives revenues from direct operation of Wartune on its own Website for the game, which was launched in May 2012. The games developed by 7Road are operated primarily under the item-based revenue model, in which game players can access the games free of charge, but may purchase consumable virtual items, including those with a predetermined expiration time, or perpetual virtual items, such as certain costumes that stay bound to a game player throughout the life of the game. In certain of its joint operation arrangements, 7Road provides its games and related services to a third-party joint operator at no upfront fee. In these arrangements, 7Road is entitled to a single stream of revenue-sharing payments from the joint operator when game players convert the joint operator’s virtual currency into 7Road’s game coins or purchase its game coins directly through such operator’s Website or game platform. Certain of the joint operators pay 7Road license fees for the exclusive right to operate its games in specified geographic areas or upon achievement of certain performance milestones from the joint operators’ operation of the games. Certain of the joint operators also pay 7Road license fees for the right to be among a selected few who will have the initial right ahead of other operators to jointly operate 7Road’s games in China during a specified period after their launch.

When 7Road’s games are jointly operated through the Websites or platforms of third-party joint operators, 7Road views the third-party joint operators as its customers and recognizes revenues on a net basis as 7Road does not have the primary responsibility for fulfillment and acceptability of the game services. The games may be hosted either on the third-party operators’ servers or on servers that 7Road owns or leases from Internet data centers. For arrangements where the game is hosted on the joint operators’ servers, the game is delivered to the joint operators at the commencement of the joint operation period. The amount of revenue is recognized at the time of conversion, using a usage-based model under ASC 985-605, and is measured based on the portion to which 7Road is entitled of the amount of game players’ purchase of 7Road’s game coins through the joint operators’ Websites or game platforms. For arrangements where the game is hosted on 7Road’s servers, 7Road accounts for multiple elements under ASC 605-25, as the joint operators have the right to obtain the game’s software without penalty, and it is technically feasible for them to host the software. There are two separate units of accounting, identified as (i) the game and related service elements and (ii) the hosting service element. The game and related service elements are accounted for under ASC 985-605. For the hosting services, which are accounted for under ASC 605, revenue is recognized over the implicit service period during which 7Road is obligated to provide access to the server for the game players of the joint operators’ platforms to be able to consume virtual items.

For 7Road’s direct operation of its Web game Wartune through its Website for the game, 7Road recognizes revenues on a gross basis as 7Road has the primary responsibility for fulfillment and acceptability of the game services. 7Road is obligated to provide on-going services to the game players, and such obligation is not deemed to be inconsequential and perfunctory after game players purchase its game coins directly through its Website for Wartune. Therefore, 7Road’s revenues from direct operation of Wartune on its Website for the game are first recorded as deferred revenues and subsequently recognized as revenue over the service period during which 7Road is obligated to provide services to the game players to enable them to consume their virtual items.

For 7Road’s license revenue for the exclusive right, 7Road does not include any hosting services and are accounted for under ASC 985-605. Since 7Road is required to provide when-and-if-available updates and upgrades to the joint operators during the contract terms for which 7Road does not have vendor-specific objective evidence of fair value, such license fees are initially recorded as deferred revenue and then recognized as revenue ratably over the contract periods from the date the game is launched, or in the case of license fees contingent upon achievement of performance milestone, over the remaining contract periods commencing from the date on which such milestones are achieved. In addition, license revenue for initial right ahead of other operators are recognized ratably over the specified exclusive operation periods.

All of 7Road’s game domestic revenues from the joint operation of its games within China, which are generated through Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), are subject to 17% PRC VAT, and that Shenzhen 7Road, as a “software enterprise,” is entitled to a 14% VAT refund immediately upon the filing of its VAT returns, with the result that 7Road’s net effective PRC VAT rate is 3%.

Overseas licensing revenue

Changyou enters into licensing arrangements with overseas licensees to operate its MMOGs in other countries or regions. These license agreements provide two revenue streams, consisting of an initial license fee and a monthly revenue-based royalty fee based on monthly revenue and sales from ancillary products of the games. The initial license fee is based on both a fixed amount and additional amounts receivable upon the games’ achieving certain sales targets. Since Changyou is obligated to provide post-sales services such as technical support and provision of updates and when-and-if-available upgrades to the licensees during the license period, the initial license fee from the licensing arrangement is recognized as revenue ratably over the license period. The fixed amount of the initial license fee is recognized ratably over the remaining license period from the launch of the game and the additional amount is recognized ratably over the remaining license period from the date when such additional amount is certain. The monthly revenue-based royalty fee is recognized when relevant services are delivered, provided that collectability is reasonably assured.

Wireless Revenues

The Company’s wireless revenues are generated from the provision of mobile-related services through different types of wireless products to mobile phone users. The wireless products mainly consist of short messaging services (“SMS”), interactive voice response (“IVR”), mobile games and Ring Back Tone (“RBT”). In order to deliver its products to mobile phone users, the Company signs contracts with China Mobile Communications Corporation, China United Network Communication Group Company Limited, China Telecom Corporation and their subsidiaries and other small mobile network operators (collectively, the “China mobile network operators”). The Company obtains fees from the China mobile network operators, which charge users on a monthly or per message /download basis for wireless services that the Company provides. After the receipt of service fees from China mobile network operators, the Company makes payments to third party wireless service alliance and content providers based on revenue-sharing arrangements.

Currently, a majority of the Company’s wireless revenues are recorded on a gross basis, as it has the primary responsibility for fulfillment and acceptability of the wireless services.

Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. For the amount of revenues to be recognized, the Company relies on billing confirmations issued by the China mobile network operators. If at the end of each reporting period, an operator has not yet issued such billing confirmations, the Company estimates the amount of collectable wireless service fees and recognizes revenue. When it later receives billing confirmations, the Company records a true-up accounting adjustment. For the three months ended December 31, 2012, 66% of the Company’s estimated wireless revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, the Company receives billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, to the Company.

Others Revenues

Others revenues are primarily generated from sub-licensing of licensed video content operated by Sohu, Internet value-added services (“IVAS”) provided by Sogou with respect to Web games developed by third-party developers, and cinema advertising services provided by Changyou.

Revenues from sub-licensing of licensed video content

For licensed video content purchased on an exclusive basis with payment in cash, the Company has rights to sub-license to other platforms. Revenues from sub-licensing of licensed video content are recognized when the content is available for immediate and unconditional delivery under an existing sub-licensing arrangement, the sub-license period has begun and the sub-licensing fee is fixed or determinable and collection of the sub-licensing fee is reasonably assured.

Revenues from IVAS

Sogou offers Web games developed by third-party developers and generates revenues from the provision of IVAS, including promotion, access maintenance and payment services, to third-party developers. The Web games can be accessed and played by end users free of charge, but the end users may choose to purchase in-game merchandise to enhance their game playing experience. The Company signs revenue-sharing agreements with third-party developers. Under these revenue-sharing agreements, the Company collects payments from the end users for items sold, keeps a pre-agreed percentage of the proceeds and remits the balance to the third-party developers. Revenues from IVAS are recognized on a net basis, when the Company’s obligations under the agreements and all other revenue recognition criteria have been met.

Revenues from cinema advertisements

For cinema advertising revenues, a contract is signed with the advertiser to establish a fixed price and specify advertising services to be provided. Based on the contracts, Changyou provides advertisement placements in advertising slots to be shown in theatres before the screening of movies. Revenues from cinema advertising are recognized when all the recognition criteria are met. Depending on the terms of a customer contract, fees for services performed can be recognized according to two principal methods, consisting of the proportional performance method and the straight-line method. Under the proportional performance method, fees are generally recognized based on a percentage of the advertising slots actually delivered where the fee is earned on a per-advertising slot placement basis. Under the straight-line method, fees are recognized on a straight-line basis over the contract period when the fee is not paid based on the number of advertising slots actually delivered.

Cost of Revenues

Cost of Online Advertising Revenues

Cost of online advertising revenues includes cost of revenues from brand advertising services as well as cost of search and others services.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs (including amortization of licensed video content and impairment of purchased video content), bandwidth leasing costs, depreciation expenses and salary and benefits expenses.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, and salary and benefits expenses. Traffic acquisition costs represent payments made to Sogou Website Alliance members. The Company pays Sogou Website Alliance members based either on revenue-sharing arrangements or on a pre-agreed unit price. Under the revenue-sharing arrangements, the Company pays a percentage of pay-for-click revenues generated from clicks by users of the Website Alliance members’ properties.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing charges, depreciation expenses, revenue-based royalty payments to game developers, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs, and other direct costs.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of revenue-sharing payments, which include payments to third party wireless service alliances and content providers, collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots, charges for impairment of intangible assets and amortization of sub-licensing costs.

Product Development Expenses

Product development expenses mainly consist of personnel-related expenses incurred for enhancement and maintenance of the Company’s Websites, and costs associated with new product development and maintenance, as well as enhancement of existing products and services. During the years ended December 31, 2012, 2011 and 2010, no product development expenses were capitalized.

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

Share-based Compensation Expense related to Sohu, Changyou, and Sogou Share-based Awards

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provided for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of December 31, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of December 31, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As a result, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the year ended December 31, 2012.

7Road Share-based Awards

On July 10, 2012, 7Road adopted a 2012 Share Incentive Plan (the “7Road 2012 Share Incentive Plan”), which initially provided for the issuance to selected directors, officers, employees, consultants and advisors of 7Road of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the then outstanding 7Road shares on a fully-diluted basis). On November 2, 2012, 7Road’s Board of Directors and its shareholders approved an increase from 5,100,000 to 15,100,000 ordinary shares (amounting to 13.7% of the then outstanding 7Road shares on a fully-diluted basis) under the 7Road 2012 Share Incentive Plan. As of December 31, 2012, 2,546,250 restricted share units had been granted under the plan. Such restricted share units will not be vested until 7Road’s completion of a firm commitment underwritten initial public offering (the “IPO”) of its shares resulting in a listing on an internationally recognized exchange and the expiration of all underwriters’ lockup periods applicable to the IPO. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized relating to these restricted share units until the completion of an IPO, and hence no share- based compensation expense was recognized for the year ended December 31, 2012.

Taxation

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow the Company to realize more of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require the Company to realize less of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

The Company’s deferred tax assets relate to net operating losses and temporary differences between accounting basis and tax basis for the Company China-based subsidiaries and VIEs, which are subject to corporate income tax in the PRC under the PRC Corporate Income Tax Law (the “CIT Law”).

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

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, the Pilot Program for transition from the imposition of Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. The Company’s brand advertising and search revenues are subject to this program.

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

The implementation of the Pilot Program has not had a significant impact on the Company’s consolidated statements of comprehensive income for the year ended December 31, 2012.

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

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the market place.

Level 3 - unobservable inputs which are supported by little or no market activity.

The Company’s financial instruments include cash equivalents, restricted time deposits, short-term investments, accounts receivable, investments in debt securities, prepaid and other current assets, prepaid non-current assets, accounts payable, short-term bank loans, accrued liabilities, receipts in advance and deferred revenue, other short-term liabilities, long-term accounts payable and long-term bank loans. See Note 9 - Fair Value Measurements.

Cash Equivalents

The Company’s cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less.

Restricted time deposits - Changyou bridge loans from offshore banks, secured by time deposits

The bridge loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on the Company’s consolidated balance sheets. Restricted time deposits are valued based on the prevailing interest rates in the market.

Short-term Investments

For investments in financial instruments with a variable interest rate indexed to the performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income.

Accounts Receivable, Net

The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. The Company makes estimations of the collectability of accounts receivable. Many factors are considered in estimating the general allowance, including reviewing delinquent accounts receivable, performing an aging analysis and a customer credit analysis, and analyzing historical bad debt records and current economic trends. Additional allowance for specific doubtful accounts might be made if the financial conditions of the Company’s customers or the China mobile network operators deteriorate or the China mobile network operators are unable to collect fees from their end customers, resulting in their inability to make payments due to the Company.

Investments in Debt Securities

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

Equity Investments

Investments in entities over which the Company does not have significant influence are recorded as equity investments and are accounted for by the cost method. Investments in entities over which the Company has significant influence but does not control are also recorded as equity investments and are accounted for by the equity method. Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investment is recognized in the Company’s consolidated statements of comprehensive income; and the Company’s share of post-acquisition movements in equity investments is recognized in equity in the Company’s consolidated balance sheets. Unrealized gains on transactions between the Company and its equity investees are eliminated to the extent of the interest in the equity investments. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in an equity investment equals or exceeds its interest in the equity investment, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the equity investee.

Long-Lived Assets

Long-lived assets include fixed assets, intangible assets and prepaid non-current assets.

Fixed Assets

Fixed assets mainly comprise office building, leasehold improvements, vehicles, office furniture and computer equipment and hardware. Fixed assets are recorded at cost less accumulated depreciation with no residual value. Depreciation is computed using the straight-line method over the estimated useful lives listed below.

Fixed Assets	Estimated Useful Lives (years)
Office building	47
Leasehold improvements	Lesser of term of the lease or the estimated useful lives of the assets
Vehicles	4-10
Office furniture	5
Computer equipment and hardware	4

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of fixed assets is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in operating expenses in the consolidated statements of comprehensive income.

Intangible Assets

Intangible assets mainly comprise video content and license, customer lists, developed technologies, computer software purchased from unrelated third parties, domain names and trademarks, and operating rights for licensed games. Intangible assets are recorded at cost less accumulated amortization with no residual value. Amortization of intangible assets other than licensed video content is computed using the straight-line method over their estimated useful lives.

The Company amortizes licensed video content over the shorter of the term of the estimated period over which the benefits of the license agreement will be enjoyed based on the trend of accumulation of viewership or the applicable license period. Beginning in the third quarter of 2011, licensed video content is amortized on an accelerated basis based on the viewership accumulation trend over the shorter of the term of the estimated period over which the benefits of the licensing contract will be enjoyed or the applicable license period. For exclusively licensed video content which the Company sub-licensed to similar platforms in return for payment in cash, the Company allocated a portion of the video content cost from cost of brand advertising revenues to sub-licensing cost. The allocation is based on the revenues to be generated through sub-licensing. The Company amortizes sub-licensing cost using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that actual sub-licensing revenue bears as of the current period end to the total of the actual revenue earned and the estimated remaining unrecognized ultimate revenue.

Prepaid non-current Assets

Prepaid non-current assets primarily include prepayments for the office buildings to be built as Sohu’s and Changyou’s headquarters before they are recognized as fixed assets, prepayments for the technological infrastructure and fitting-out of Sohu’s office building before they are recognized as fixed assets, and prepaid PRC income tax arising from the sale of certain assets associated with the business of 17173.com (the “17173 Business”) by Sohu to Changyou. Since the sale of the 17173 Business was between entities that are included in the consolidated financial statements of Sohu, it was considered an “intra-entity transaction” and, under ASC 810-10, income taxes paid should be deferred. Accordingly, the Company recorded income tax related to the sale of the 17173 Business as prepaid PRC income tax. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173 Business-related assets sold to Changyou.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and consolidated VIEs.

The Company tests goodwill for impairment at the reporting unit level on an annual basis as of October 1, and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. Commencing in September 2011, the Company adopted the Financial Accounting Standards Board (“FASB”) revised guidance on “Testing of Goodwill for Impairment.” Under this guidance, the Company has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. For reporting units applying a qualitative assessment first, the Company starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of goodwill with its carrying value. For reporting units directly applying a quantitative assessment, the Company performs the goodwill impairment test by quantitatively comparing the fair values of those reporting units to their carrying amounts.

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

Mezzanine Equity

The Company’s Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price if 7Road achieves specified performance milestones before the expiry of the put option and 7Road does not complete an initial public offering on NASDAQ, the New York Stock Exchange (“NYSE”) or The Stock Exchange of Hong Kong (“HKEX”). The put option will expire in 2014. Since the occurrence of the sale is not solely within the control of Changyou, the Company classifies the noncontrolling interest as mezzanine equity instead of permanent equity in Sohu’s and Changyou’s consolidated financial statements.

Under ASC 480-10, the Company calculates, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from May 11, 2011, the date of Changyou’s acquisition of a majority interest in Shenzhen 7Road, to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity will be adjusted by an accumulative amount equal to the higher of (i) and (ii).

The estimated redemption value of the mezzanine equity is re-measured at each reporting date, and the change in the redemption value was recognized prospectively over the period from the date of the change in estimate to the earliest exercise date of the put right as an adjustment in net income attributable to mezzanine classified noncontrolling interest shareholders. See Note 18 - Mezzanine Equity.

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

Functional Currency and Foreign Currency Translation

Functional Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of Sohu.com Inc. is the U.S. dollar. The functional currency of the Company’s subsidiaries in the U.S., the Cayman Islands, the British Virgin Islands and Hong Kong is the U.S. dollar. The functional currencies of the Company’s subsidiaries and VIEs in the PRC, the United Kingdom, Malaysia and Korea are the national currencies of those counties.

Foreign Currency Translation

Assets and liabilities of the Company’s China-based subsidiaries and VIEs, the United Kingdom, Malaysia and Korea are translated into U.S. dollars, the Company’s reporting currency, at the exchange rate in effect at the balance sheets date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of equity in the Company’s consolidated balance sheets.

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

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The revised guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The revised guidance will not have a material effect on the Company.

3. Segment Information

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

In December 2011, the Company sold the 17173 Business to Changyou. Beginning on January 1, 2012, the Company reviewed the 17173 Business as part of the Changyou segment and changed the Company’s segment operating performance measurements by transferring the 17173 Business from the brand advertising segment to the Changyou segment. The comparative operating results of the brand advertising segment and the Changyou segment were retrospectively restated.

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

The following tables present summary information by segment (in thousands):

Year Ended December 31, 2012
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$261,338	$55,893	$9,018	$326,249	$131,455	$623,429	$(13,932)	$1,067,201
Segment cost of revenues	(154,587)	(36,893)	(3,036)	(194,516)	(70,541)	(104,216)	263	(369,010)

Segment gross profit	$106,751	$19,000	$5,982	131,733	60,914	519,213	(13,669)	698,191

SBC (2) in cost of revenues				(255)	(87)	(306)	0	(648)

Gross profit				131,478	60,827	518,907	(13,669)	697,543

Operating expenses:
Product development				(63,885)	(40,363)	(71,901)	0	(176,149)
Sales and marketing				(137,975)	(27,968)	(60,313)	13,669	(212,587)
General and administrative				(31,404)	(5,549)	(32,331)	0	(69,284)
Goodwill impairment and impairment of intangibles via acquisition of businesses				0	0	(2,906)	0	(2,906)
SBC (2) in operating expenses				(4,554)	(5,423)	(3,363)	22	(13,318)

Total operating expenses				(237,818)	(79,303)	(170,814)	13,691	(474,244)

Operating profit /(loss)				(106,340)	(18,476)	348,093	22	223,299
Other income /(expense) (3)				141,842	78	(173)	(136,325)	5,422
Interest income				11,290	348	13,639	0	25,277
Exchange difference				(64)	(13)	(558)	0	(635)

Income /(loss) before income tax expense				46,728	(18,063)	361,001	(136,303)	253,363

Income tax expense				(8,766)	0	(67,405)	0	(76,171)

Net income				$37,962	(18,063)	293,596	(136,303)	177,192

Note (1):	The elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination for other income is primarily for the portion payable by Changyou to Sohu of a special one-time cash dividend paid by Changyou to its shareholders. See Note 8 - Changyou Distribution of Cash Dividend.

Year Ended December 31, 2011
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Intercompany Eliminations	Consolidated
Revenues (1)	$245,344	$52,015	$11,540	$308,899	$63,923	$484,576	$(5,311)	$852,087
Segment cost of revenues	(102,130)	(31,882)	(2,310)	(136,322)	(35,144)	(67,282)	411	(238,337)

Segment gross profit	$143,214	$20,133	$9,230	172,577	28,779	417,294	(4,900)	613,750

SBC (2) in cost of revenues				(1,780)	0	(230)	0	(2,010)

Gross profit				170,797	28,779	417,064	(4,900)	611,740

Operating expenses:
Product development				(37,266)	(19,051)	(49,839)	0	(106,156)
Sales and marketing				(98,100)	(12,361)	(48,932)	4,900	(154,493)
General and administrative				(21,677)	(3,806)	(27,156)	0	(52,639)
Goodwill impairment and impairment of intangibles via acquisition of businesses				(22,091)	0	(5,420)	0	(27,511)
SBC (2) in operating expenses				(6,941)	(4,174)	(5,888)	361	(16,642)

Total operating expenses				(186,075)	(39,392)	(137,235)	5,261	(357,441)

Operating profit /(loss)				(15,278)	(10,613)	279,829	361	254,299
Other income				8,516	826	457	0	9,799
Interest income				3,709	165	11,926	0	15,800
Exchange difference				(3,668)	(717)	(618)	0	(5,003)

Income /(loss) before income tax expense				(6,721)	(10,339)	291,594	361	274,895

Income tax expense				(2,972)	0	(43,580)	0	(46,552)

Net income				$(9,693)	$(10,339)	$248,014	$361	$228,343

Note (1):	The elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

Year Ended December 31, 2010
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$191,106	$52,320	$2,836	$246,262	$18,922	$354,106	$(6,513)	$612,777
Segment cost of revenues	(78,963)	(28,041)	(1,484)	(108,488)	(18,466)	(32,576)	32	(159,498)

Segment gross profit	$112,143	$24,279	$1,352	137,774	456	321,530	(6,481)	453,279

SBC (2) in cost of revenues				(4,570)	0	(430)	0	(5,000)

Gross profit				133,204	456	321,100	(6,481)	448,279

Operating expenses:
Product development				(15,611)	(14,907)	(35,428)	0	(65,946)
Sales and marketing				(57,432)	(6,354)	(38,642)	6,240	(96,188)
General and administrative				(15,385)	(2,278)	(15,460)	0	(33,123)
SBC (2) in operating expenses				(9,856)	(3,503)	(9,132)	0	(22,491)

Total operating expenses				(98,284)	(27,042)	(98,662)	6,240	(217,748)

Operating profit /(loss)				34,920	(26,586)	222,438	(241)	230,531
Other income /(expense)				631	(28)	(1,393)	0	(790)
Interest income				1,729	5	4,155	0	5,889
Exchange difference				(808)	(80)	(527)	0	(1,415)

Income /(loss) before income tax expense				36,472	(26,689)	224,673	(241)	234,215

Income tax expense				(6,041)	0	(29,990)	0	(36,031)

Net income				$30,431	$(26,689)	$194,683	$(241)	$198,184

Note (1):	The elimination for segment revenues mainly consists of the marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of December 31, 2012
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents (1)	$433,777	$33,119	$366,639	$0	$833,535
Accounts receivable, net	68,593	6,481	23,364	(40)	98,398
Fixed assets, net	70,262	43,861	64,828	0	178,951
Total assets (2)	$1,032,236	$87,537	$1,114,513	$(158,154)	$2,076,132

Note (1):	The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 24 - Concentration Risks - Operation Risk.
Note (2):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

	As of December 31, 2011
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents (1)	$357,031	$45,165	$330,411	$0	$732,607
Accounts receivable, net	73,610	2,263	11,326	(133)	87,066
Fixed assets, net	61,636	22,622	68,394	0	152,652
Total assets (2)	$934,096	$73,970	$753,073	$(127,845)	$1,633,294

Note (1):	The cash and cash equivalents are mainly denominated in RMB and in U.S. dollars. For a discussion of concentration of risk which the Company is exposed to, please refer to Note 24 - Concentration Risks - Operation Risk.
Note (2):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

4. Share-based Compensation Expense

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

As of December 31, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan. However, as of December 31, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As a result, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share based compensation expense was recognized for the year ended December 31, 2012.

As of December 31, 2012, 2,546,250 restricted share units had been granted under the 7Road 2012 Share Incentive Plan. Such restricted share units will not be vested until 7Road’s completion of a firm commitment underwritten IPO of its shares resulting in a listing on an internationally recognized exchange and the expiration of all underwriters’ lockup periods applicable to the IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized relating to these restricted share units until the completion of the IPO, and hence no share based compensation expense was recognized for the year ended December 31, 2012.

Share-based compensation expense was recognized in costs and /or expenses for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Share-based compensation expense
Cost of revenues	$648	$2,010	$5,000
Product development expenses	5,210	6,461	9,692
Sales and marketing expenses	2,149	3,694	5,027
General and administrative expenses	5,959	6,487	7,772

	$13,966	$18,652	$27,491

There was no capitalized share-based compensation expense for the years ended December 31, 2012, 2011 and 2010.

Share-based compensation expense was recognized for share awards of Sohu, Changyou, Sogou, Sohu Video and 7Road as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Share-based compensation expense
For Sohu share-based awards	$6,052	$11,325	$19,000
For Changyou share-based awards	3,366	5,546	8,491
For Sogou share-based awards	4,548	1,781	0
For Sohu Video share-based awards	0	—	—
For 7Road share-based awards	0	—	—

	$13,966	$18,652	$27,491

5. Advertising Expenses

Included in the sales and marketing expenses, advertising expenses generally represent the expenses of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services. Advertising expenses are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, advertising expenses recognized in the consolidated statements of comprehensive income was $104.9 million, $83.6 million and $56.6 million, respectively.

6. Other Income /(Expense)

The following table summarizes the Company’s other income /(expense) (in thousands):

	Year Ended December 31,
	2012	2011	2010
Investment income /(loss)	$7,179	$2,935	$(1,030)
Government grant	665	0	1,546
Fair value change in contingent consideration	(2,195)	0	0
Charitable donation	(175)	(144)	(1,208)
Fair value change in debt securities	0	3,151	0
Reversal of contingent consideration	0	3,150	0
Others	(52)	707	(98)

	$5,422	$9,799	$(790)

7. Balance Sheet Components (In thousands)

	As of December 31,
	2012	2011
Cash and cash equivalents
Cash	$541,590	$565,932
Cash equivalents	291,945	166,675

	$833,535	$732,607

Accounts receivable, net
Accounts receivable	$105,988	$92,383
Allowance for doubtful accounts:
Balance at the beginning of year	(5,317)	(2,546)
Additional provision for bad debt	(6,504)	(4,479)
Reversal of write-offs	3,052	1,598
Cash collection	1,179	110

Balance at the end of year	(7,590)	(5,317)

	$98,398	$87,066

Prepaid and other current assets
Prepaid content and license	$15,855	$25,606
Prepaid rental deposit	7,430	5,901
Interest receivable	4,824	681
Employee advances	2,574	3,108
Short-term loan to a third party	2,386	2,381
VAT refund receivable	2,355	2,235
Capitalized professional service fees for 7Road	1,670	0
Prepaid advertising and promotion fees	1,621	1,720
Receivable of a film production fee	1,591	0
Prepaid fees for intangible assets	1,362	0
Prepaid professional fees	1,063	639
Prepaid office rental and facilities expenses	876	2,595
Prepaid cost of revenue	709	1,539
Individual income tax receivable from employees for exercise or settlement of share-based awards	359	2,951
Others	4,581	4,538

	$49,256	$53,894

Fixed assets, net
Computer equipment and hardware	$179,188	$132,522
Office building	81,686	81,487
Leasehold improvements	33,932	27,504
Office furniture	4,796	3,676
Vehicles	3,418	2,837

Fixed assets, gross	303,020	248,026
Accumulated depreciation	(124,069)	(95,374)

	$178,951	$152,652

For the years ended December 31, 2012, 2011 and 2010, the depreciation expenses of fixed assets were $38.7 million, $31.4 million and $24.2 million, respectively.

Intangible assets, net
Gross carrying amount	$243,726	$157,179
Accumulated amortization	(142,765)	(79,672)
Impairment	(30,907)	(7,745)

Net carrying amount	$70,054	$69,762

Prepaid non-current assets
Prepayments for the office building-Sohu	$125,034	$108,119
Prepayments for the office building-Changyou	126,004	125,696
Prepayments for the technological infrastructure and fitting-out work of Sohu office building	20,810	15,871
Prepaid PRC income tax for the sale of the 17173 Business by Sohu to Changyou	9,402	10,693
Others	10,393	9,903

	$291,643	$270,282

Other short-term liabilities
Consideration payable related to the acquisition of 7Road	$20,233	$13,531
Deposit received on behalf of advertisers	14,417	381
Contract deposits from customers	11,197	9,733
Accrued liabilities to suppliers	3,171	6,013
Government grant	3,007	0
Taxes payable for exercise or settlement of share-based awards	2,382	2,382
Bidding deposit for the technological infrastructure and fitting-out of Changyou office building	2,382	0
Accrued business tax related to the sale of the 17173 Business by Sohu to Changyou	1,541	1,741
Others	5,022	2,035

	$63,352	$35,816

Receipts in advance and deferred revenue
Receipts in advance relating to:
- brand advertising business	$16,073	$6,473
- search and others business	19,750	12,163
- online game business	13,713	22,813
- wireless business	584	617
- others business	4,847	1,334

Total receipts in advance	54,967	43,400
Deferred revenue	34,720	32,409

	$89,687	$75,809

8. Changyou Distribution of Cash Dividend

On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per ADS. On September 21, 2012, Changyou paid out this special cash dividend of $201 million, with $136 million paid to and received by Sohu.

9. Fair Value Measurements

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, restricted time deposits, short-term investments, accounts receivable, investments in debt securities, prepaid and other current assets, prepaid non-current assets, accounts payable, short-term bank loans, accrued liabilities, receipts in advance and deferred revenue, other short-term liabilities, long-term accounts payable and long-term bank loans. The carrying value of the Company’s short-term financial instruments approximates their fair value because of their short maturities. The carrying value of the prepaid non-current assets and long-term accounts payable approximates their fair value because the change in fair value after considering the discount rate is immaterial. The carrying value of the long-term bank loans also approximates their fair value, as they bear interest at rates determined based on the prevailing interest rates in the market.

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the market place.

Level 3 - unobservable inputs which are supported by little or no market activity.

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2012 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$291,945	$0	$291,945	$0

Restricted time deposits	246,839	0	246,839	0

Short-term investments	54,901	0	54,901	0

Investments in debt securities	79,548	0	0	79,548

Total Assets	$673,233	$0	$593,685	$79,548

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2011 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$166,675	$0	$166,675	$0

Short-term investments	17,560	0	17,560	0

Investments in debt securities	79,354	0	0	79,354

Total Assets	$263,589	$0	$184,235	$79,354

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2011 to December 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2011	$79,354
Currency translation adjustment	194

Ending balance at December 31, 2012	$79,548

Cash Equivalents

The Company’s cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less. The fair value of time deposits is determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Company classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. This is because there generally are no quoted prices in active markets for identical time deposits at the reporting date. Hence, in order to determine the fair value, the Company must use observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Restricted time deposits - Changyou bridge loans from offshore banks, secured by time deposits

For the year ended December 31, 2012, Changyou drew down bridge loans from offshore branches of certain banks for the purposes of expediting the payment of a special one-time cash dividend to its shareholders and providing working capital to support its overseas operations. All of these bridge loans were secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. As of December 31, 2012, the total amount of loan was $239 million, of which $140 million carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”) and $99 million carried a fixed rate of interest. Of the total amount, $113 million is repayable in second half of 2013 and $126 million is repayable in second half of 2014. The bridge loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their payment terms.

Restricted time deposits are valued based on the prevailing interest rates in the market. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

For the year ended December 31, 2012, interest income from the restricted time deposits securing the loans was $4.1 million, and interest expense on the bank loans was $2.1 million.

Short-term investments

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income /(expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of December 31, 2012, the Company’s investments in financial instruments were mainly held by 7Road’s VIE Shenzhen 7Road, and totaled approximately $54.9 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the years ended December 31, 2012, 2011, and 2010, the Company recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $1.5 million, $0.7 million and nil, respectively.

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

For the years ended December 31, 2012, 2011 and 2010, interest income generated from this debt security amounted to $5.48 million, $3.59 million and $0.74 million, respectively.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the year ended December 31, 2012, there was no change in fair value. For the years ended December 31, 2011 and 2010, changes in fair value generated from exchange gain or loss were $3.15 million and $0.9 million, respectively. To estimate fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

The following are other financial instruments not measured at fair value in the balance sheets but for which the fair value is estimated for disclosure purposes.

Short-term receivables and payables

Accounts receivable and prepaid and other current assets are financial assets with carrying values that approximate fair value due to their short term nature. Short-term accounts payable, receipts in advance and deferred revenue, short-term bank loans and accrued liabilities are financial liabilities with carrying values that approximate fair value due to their short term nature. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements of short-term bank loans. The Company estimated fair values of other short-term receivables and payables using the discounted cash flow method. The Company classifies the valuation technique as Level 3 of fair value measurement, as it uses estimated cash flow input which is unobservable in the market.

Prepaid non-current assets and long-term payables

Prepaid non-current assets are financial assets with carrying values that approximate fair value due to the change in fair value after considering the discount rate, being immaterial. Long-term accounts payable are financial liabilities with carrying values that approximate fair value due to the change in fair value after considering the discount rate, being immaterial. The rates of interest under Changyou’s loan agreements with its lending banks were determined based on the prevailing interest rates in the market. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements of long-term bank loans. The Company estimated fair values of prepaid non-current assets and long-term accounts payable using the discounted cash flow method. The Company classifies the valuation technique as Level 3 of fair value measurement, as it uses estimated cash flow input which is unobservable in the market.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table sets forth assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2012 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Prepaid and other current assets	$49,256	$0	$0	$49,256	585
Intangible assets, net	70,054	0	0	70,054	23,145
Goodwill	159,215	0	0	159,215	0

	$278,525	$0	$0	$278,525	23,730

Prepaid and other current assets

Prepaid and other current assets primarily comprise prepaid content and license, prepaid rental deposit, interest receivable, employee advances, short-term loan to a third party and VAT refund receivable. The Company recorded payments for the purchased video content as prepaid assets when payment occurred, then capitalized the purchased video content as intangible assets when recognition criteria were met.

Intangible Assets

Intangible assets mainly comprise video content and license, customer lists, developed technologies, computer software purchased from unrelated third parties, domain names and trademarks, operating rights for licensed games and others.

Impairment of purchased video content (recorded as Prepaid and Intangible Assets) and other Intangible Assets

The Company noted that the prices for purchased video content (recorded as prepaid and intangible assets) had decreased significantly in the second quarter of 2012. Accordingly, the Company performed impairment tests and the fair values of the purchased video content were estimated using the discounted cash flow method. As a result, a $15.1 million impairment loss was recognized in the consolidated statements of comprehensive income as cost of revenues. Also, the Company wrote down prepaid assets and intangible assets in a total amount of $15.1 million. See Note 10 - Intangible Assets, Net.

In 2012, in addition to the aforementioned $15.1 million loss from impairment of purchased video content, another $8.6 million impairment loss relating to the Company’s acquired businesses and other intangible assets was recognized in the consolidated statements of comprehensive income to write down intangible assets to their fair value. See Note 10 - Intangible Assets, Net.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities acquired as a result of the Company’s acquisition of interests in its subsidiaries and consolidated VIEs.

In 2012, the goodwill impairment loss was nil. See Note 11 - Goodwill.

10. Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net, for the years ended December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
	Gross			Net
	Carrying	Accumulated		Carrying
Items	Amount	Amortization	Impairment	Amount
Video content and license	$89,771	$(62,385)	$(14,498)	$12,888
Customer lists	75,020	(43,719)	(6,849)	24,452
Developed technologies	28,269	(8,467)	(2,558)	17,244
Computer software	14,497	(11,418)	(260)	2,819
Domain names and trademarks	12,377	(5,229)	(696)	6,452
Operating rights for licensed games	9,668	(3,016)	(4,224)	2,428
Others	14,124	(8,531)	(1,822)	3,771

Total	$243,726	(142,765)	(30,907)	70,054

	As of December 31, 2011
	Gross			Net
	Carrying	Accumulated		Carrying
Items	Amount	Amortization	Impairment	Amount
Customer lists	$42,395	$(29,659)	$(2,850)	$9,886
Video content and license	41,477	(24,532)	0	16,945
Developed technologies	27,233	(3,649)	(1,074)	22,510
Computer software	14,427	(9,722)	0	4,705
Domain names and trademarks	10,724	(2,843)	(389)	7,492
Operating rights for licensed games	8,990	(2,193)	(2,549)	4,248
Others	11,933	(7,074)	(883)	3,976

Total	$157,179	$(79,672)	$(7,745)	$69,762

Impairment Loss

Impairment of purchased video content

The Company recorded payments for video content as prepaid assets when payment occurred, then capitalized the purchased video content as intangible assets when recognition criteria were met.

The Company noted that the prices for purchased video content decreased significantly in the second quarter of 2012. Under ASC 360-10-35, when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, an impairment test should be performed at the asset group level. The Company divided purchased video content into seven asset groups, consisting of TV series, Pay Channel, Overseas Content, Movies, Animations, Variety shows, and Documentary films. The Company tested the recoverability of the carrying values of these asset groups by comparing their carrying amounts to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset groups. If the carrying amount of an asset group was determined not to be recoverable, an impairment loss was recognized, measured by comparing the carrying value of the asset group to the asset group’s fair value. The fair values of the purchased video content were estimated using the discounted cash flow method. The impairment losses were allocated only to the purchased video content within the asset group, since the carrying amount of other long-lived assets within the asset group was considered to be already below their fair value.

As a result of these impairment tests, the Company recognized total impairment losses of $15.1 million in the consolidated statements of comprehensive income as cost of revenues in the second quarter of 2012, and wrote down prepaid assets and intangible assets in a total amount of $15.1 million, including $14.5 million for intangible assets and $0.6 million for prepaid and other current assets. The Company did not note any indicators that would result in further impairment loss of the video content related assets in the second half year of 2012.

Impairment of other intangible assets

In 2012, in addition to the aforementioned $15.1 million loss from impairment of purchased video content, the Company recognized another $8.6 million impairment loss relating to the Company’s acquired businesses and other intangible assets, of which a $2.9 million impairment loss relating to the Company’s acquired businesses was included in the Company’s statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses”, and a $5.7 million impairment loss relating to other intangible assets was included in the Company’s statements of comprehensive income as cost and product development expense.

In 2011, the Company recognized intangible assets impairment losses of $5.3 million in the aggregate, of which a $4.2 million impairment loss relating to the Company’s acquired businesses was included in the Company’s statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses” and a $1.1 million impairment loss relating to other intangible assets was included in the Company’s statements of comprehensive income as product development expense.

In 2010, Changyou recognized $2.9 million impairment loss for intangible assets in product development expense.

Amortization

In 2012, 2011 and 2010, amortization of intangible assets was $58.0 million, $42.6 million and $2.9 million, respectively.

As of December 31, 2012, amortization expenses for future periods are estimated to be as follows:

For the year ending December 31,	(in thousands)
2013	$39,887
2014	15,617
2015	7,083
2016	3,807
2017	1,376
Thereafter	2,284

Total expected amortization expense	$70,054

11. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Wireless	Sogou	Changyou	Total
Balance as of December 31, 2010
Goodwill	$57,798	$15,439	$1,942	$10,258	$85,437
Accumulated impairment losses	(17,676)	0	0	0	(17,676)

	$40,122	$15,439	$1,942	$10,258	$67,761
Transactions in 2011
Acquisitions	2,145	500	0	108,513	111,158
Foreign currency translation adjustment	35	3	100	3,161	3,299
Impairment losses	(2,170)	(15,942)	0	(5,201)	(23,313)

Balance as of December 31, 2011	$40,132	$0	$2,042	$116,731	$158,905

Balance as of December 31, 2011
Goodwill	$59,978	$15,942	$2,042	$121,932	$199,894
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$40,132	$0	$2,042	$116,731	$158,905
Transactions in 2012
Inter-segment transfer - 17173 transaction	(17,885)	0	0	17,885	0
Foreign currency translation adjustment	0	0	5	305	310

Balance as of December 31, 2012	$22,247	$0	$2,047	$134,921	$159,215

Balance as of December 31, 2012
Goodwill	$42,093	$15,942	$2,047	$140,122	$200,204
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$22,247	$0	$2,047	$134,921	$159,215

In 2011, under the brand advertising segment, there were three reporting units, consisting of Focus Yiju, the 17173 Business and other brand advertising (excluding Focus Yiju and the 17173 Business). Under the Changyou segment, there were three reporting units, consisting of MMOG, Web game and the cinema advertising business conducted by Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”). There was one reporting unit under the Wireless segment and one under the Sogou segment.

In 2012, the 17173 Business was transferred from brand advertising segment to the Changyou segment and the Focus Yiju business was integrated into other brand advertising businesses. Hence, there was only one reporting unit under the brand advertising segment, one under the Wireless segment and one under the Sogou segment. Under the Changyou segment, there were four reporting units, consisting of MMOG, Web game, the online advertising business conducted by 17173.com, and the cinema advertising business conducted by Shanghai Jingmao.

The Company tests goodwill for impairment at the reporting unit level on October 1, 2012.

In 2012, for the impairment test performed for the brand advertising and the Sogou reporting units, the Company tested for goodwill impairment by quantitatively comparing the fair values of those reporting units to their carrying amounts directly, without qualitative assessment. The Company estimated the fair values by weighting the results from the income approach. The valuation approach considers a number of factors that include expected future cash flows, growth rates, and discount rates, and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of the business. For the Wireless reporting unit, the Company did not perform the impairment test as the goodwill balance had been written down to zero in 2011. For the impairment tests performed for the four reporting units under the Changyou segment, the Company first qualitatively assessed whether it was more likely than not that their fair values were less than their carrying amounts. In the assessment, the Company took into consideration all of the events and circumstances listed in ASC 350, in addition to other entity specific factors. After assessment, the Company concluded that the fair values of the reporting units were higher than their carrying amounts, and determined that it was not necessary to perform a quantitative assessment for those four reporting units.

In 2012, as a result of the goodwill impairment tests, the Company concluded that the fair values of all the reporting units exceeded their carrying values, indicating that the goodwill of those reporting units was not impaired.

In 2011, the Company recorded impairment losses of $23.3 million in the Company’s statements of comprehensive income as “goodwill impairment and impairment of intangibles via acquisition of businesses.”

In 2010, the Company concluded that the fair values of the reporting units substantially exceeded their carrying values, indicating that goodwill of those reporting units was not impaired.

12. Taxation

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

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Income before income tax expense
Income from China operations	$285,280	$322,046	$258,183
Income/(loss) from non China operations	(31,917)	(47,151)	(23,968)

Total income before income tax expense	$253,363	$274,895	$234,215

Income tax expense applicable to China operations
Current income tax expense	$58,137	$47,215	$35,202
Deferred tax	9,898	(4,884)	(1,850)

Subtotal income tax expense applicable to China operations	68,035	42,331	33,352
Non China income tax expense	6,444	2,727	1,712
Non China withholding tax expense	1,692	1,494	967

Total income tax expense	$76,171	$46,552	$36,031

In 2012, of the $76.2 million income tax expense, $58.1 million was for China-based income, which mainly arose from the Company’s online game business. In accordance with U.S. GAAP, the Company realized $5.6 million of windfall tax benefits from existing U.S. federal net operating losses (“NOL”) generated from excess tax deductions related to share-based awards, which reduced its taxes payable in 2012. This excess tax benefit was correspondingly charged to the shareholders’ equity section in the consolidated balance sheets using the with-and-without approach and presented as a cash outflow from operating activities and a cash inflow from financing activities. Realizing this benefit reduced the amount of taxes payable and does not otherwise involve cash flows.

The Company did not have any penalties or significant interest associated with tax positions for the year ended December 31, 2012.

The combined effects of the income tax exemption and reduction available to the Company are as follows (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Tax holiday effect	$40,151	$53,438	$43,113
Basic net income per share effect	1.06	1.40	1.14

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory rate:	34%	34%	35%
Effect of tax holidays applicable to the subsidiaries and the consolidated VIEs	(14%)	(19%)	(18%)
Tax differential from statutory rate applicable to the subsidiaries and the consolidated VIEs	(16%)	(13%)	(14%)
Effect of withholding taxes	1%	1%	0%
Changes in valuation allowance for deferred tax assets	17%	11%	9%
Others	8%	3%	3%

	30%	17%	15%

PRC Corporate Income Tax

Related to High and New Technology Enterprises

The PRC Corporate Income Tax Law (the “CIT Law”) applies an income tax rate of 25% to all enterprises but grants preferential tax treatment to High and New Technology Enterprises (“NHTEs”). Under this preferential tax treatment, NHTEs can enjoy a preferential income tax rate of 15% for three years, but need to re-apply after the end of the three-year period. The CIT Law went into effect on January 1, 2008.

Within the Sohu Group, five enterprises, consisting of Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Changyou’s China-based subsidiary Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Changyou’s China-based VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), qualified as NHTEs in 2008 and were qualified upon re-application in 2011. Therefore, for these enterprises the income tax rate is 15% for 2012 and 2013.

Two additional enterprises, Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), qualified as NHTEs in 2009 were qualified upon re-application in 2012. Therefore, for these enterprises the income tax rate is 15% for 2012, 2013 and 2014.

Related to Software Enterprises

Under the CIT Law, a Software Enterprise can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

As of December 31, 2012, Shenzhen 7Road, Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) and Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”) were “Software Enterprises” entitled to the beneficial tax treatment described above.

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

In 2012, Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to distribute all of its 2012 earnings to its overseas parent company, Changyou HK. Based on an assessment performed pursuant to requirements specified by PRC tax authorities, Changyou concluded that it was more likely than not that such distribution would be subject to 5% withholding tax. For the year ended December 31, 2012, Changyou accrued deferred tax liabilities in the amount of $11.9 million for withholding taxes associated with this distribution plan.

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, the Pilot Program for transition from the imposition of Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. The Company’s brand advertising and search revenues are subject to this program.

Business Tax had been imposed primarily on revenues from the provision of taxable services, assignments of intangible assets and transfers of real estate. Prior to the implementation of the Pilot Program, the Company’s Business Tax rate, which varies depending on the nature of the revenues being taxed, generally ranged from 3% to 5%.

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

U.S. Federal Income Tax

As of December 31, 2012, the Company had U.S. NOL of approximately $4.4 million available to offset against future federal income tax liabilities, which was generated from excess tax deductions related to share-based awards.

The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries or consolidated VIEs because in the foreseeable future the Company does not have the intention to repatriate those undistributed earnings or losses to U.S. where it would be subject to U.S. Corporate Income Tax, except that, under certain circumstances, the Company may repatriate to the U.S. income that will be subject to U.S. Alternative Minimum Tax. As of December 31, 2012 and 2011, these cumulative undistributed earnings are included in consolidated retained earnings on the balance sheets and amounted to $785.5 million and $711.8 million, respectively. An estimated $267.1 million and $242.0 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends, after payment of all deferred taxes as of December 31, 2012 and 2011.

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss from operations	$59,606	$37,542
Share-based compensation	573	825
Intangible assets transfer	3,183	3,239
Accrued payroll, welfare and expense	7,605	6,784
Fixed assets related	593	1,231
Others	1,450	1,385

Total deferred tax assets	73,010	51,006
Less: Valuation allowance	(64,763)	(43,979)

Net deferred tax assets	$8,247	$7,027

Deferred tax liabilities
Withholding tax for Dividend	$(11,878)	$0
Intangible assets from business acquisitions	(4,018)	(5,146)
Others	(3,980)	(337)

Total deferred tax liabilities	$(19,876)	$(5,483)

As of December 31, 2012, the Company had net operating losses from PRC entities of approximately $214.8 million available to offset against future net profit for income tax purposes. The Company anticipates that it is more likely than not that these net operating losses may not be utilized based on its estimate of the operation performance of these PRC entities; therefore, $59.6 million in deferred tax assets generated from net operating losses were offset by a valuation allowance. In 2012, $11.5 million of the PRC net operating loss generated from previous years expired. The remaining PRC net operating loss will begin to expire in 2013.

Uncertain Tax Positions

The Company did not have any unrecognized uncertain tax positions for the year ended December 31, 2012. The following table summarizes the Company’s recognized uncertain tax positions from January 1, 2010 to December 31, 2012 (in thousands):

	As of December 31,
	2012	2011	2010
Beginning balance	$3,089	$3,067	$3,067
Increases related to prior year tax positions	0	22	0
Increases related to current year tax positions	7	0	0

Ending balance	$3,096	$3,089	$3,067

No penalties associated with uncertain tax positions were accrued for the year ended December 31, 2012.

For each of the years ended December 31, 2012, 2011 and 2010, the total amount of uncertain tax positions recognized was $3.1 million. The Company does not anticipate the uncertain tax positions to significantly increase or decrease within twelve months of December 31, 2012.

The $3.1 balance for uncertain tax positions is related to an uncertain tax position generated in 2009. In 2009, due to the uncertainty of the deduction of certain expenses under the CIT Law, the Company recorded uncertain tax positions of $1.2 million and recognized related long-term tax payable. In addition, The Company recognized income tax expense of $1.8 million in the fourth quarter of 2009 for an uncertain tax position arising from related party transactions between subsidiaries of the Company. As of December 31, 2012, the Company was unable to make a reasonably reliable estimate of the timing of settlement in individual years beyond twelve months due to uncertainties in the timing of tax audit outcomes. Therefore, in accordance with ASC 740, the Company recognized the tax payable as a Long-term liability.

In April 2010, the State Administration of Tax (“SAT”) issued a circular relating to the implementation of preferential tax treatment for NHTEs with respect to the PRC Corporate Income Tax. However, to date, the Beijing local-level tax bureau has not implemented this circular and has indicated that it believes that the relevant provisions might not apply to NHTEs in Beijing Zhong Guan Cun area. Therefore, the Company did not change its current practice.

13. Commitments and Contingencies

Unconditional Obligation

The following table sets forth the Company’s unconditional obligations as of December 31, 2012 (in thousands):

As of December 31,	2013	2014	2015	2016	2017	Thereafter	Total Payments Required
Content and service purchases - video	46,870	2,217	0	0	0	0	49,087
Bandwidth purchases	30,360	3,127	448	286	95	0	34,316
Operating lease obligation (1)	18,840	10,079	1,773	0	0	0	30,692

Purchases of office building and related technological infrastructures and fitting-out work (2)	35,722	2,561	869	0	0	0	39,152

Content and service purchases - others	16,481	1,553	418	1	0	0	18,453
Others	15,861	2,474	315	0	0	0	18,650

Total Payments Required	164,134	22,011	3,823	287	95	0	190,350

Note (1) Operating lease obligation

For the years ended December 31, 2012, 2011 and 2010, rental expense included in the operating lease was approximately $16.2 million, $12.2 million, and $4.9 million, respectively.

Note (2) Purchase of office buildings and related technological infrastructure and fitting-out work

In November 2009, Sohu entered into an agreement to purchase a Beijing office building to serve as the Company’s headquarters. The purchase price is approximately $128 million, of which $125 million had been paid as of December 31, 2012. In December 2011, the Company also entered into an agreement for technological infrastructure and fitting-out work for this office building. The contractual amount is approximately $28 million, of which $21 million had been paid as of December 31, 2012. These $125 million and $21million payments have been recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The remaining $3 million for the office building and $7 million for the technological infrastructure and fitting-out work will be settled in installments as various stages of the development plan are completed. This office building and related technological infrastructure and fitting-out work are in progress and are expected to be completed in 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price is approximately $159 million, of which $126 million had been paid as of December 31, 2012 and was recognized as prepaid non-current assets in the Company’s consolidated balance sheets. In February 2013, Changyou paid out $16 million and the remaining $17 million will be settled in the first half of 2013, when the office building is expected to be completed and accepted by Changyou.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. As of December 31, 2012, the lawsuits with these four record companies were still in process. At this stage, an estimation of the loss cannot be made.

Long-term Tax Payable for Uncertain Tax Positions

As aforementioned in Note 12 - Taxation, as of December 31, 2012, the Company had recorded uncertain tax positions of $3.1 million as long-term tax payable.

Laws and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, online game, wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect Sohu Group’s VIE structure are discussed in Note 15 - VIEs.

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

14. Contingent Consideration

The agreement for Changyou’s acquisition of a majority interest in 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the financial performance of 7Road through December 31, 2012. The range of the undiscounted amounts Changyou could pay under the contingent consideration provisions was between nil and $32.76 million. Fair value of the contingent consideration of $28.05 million was recognized on the date of the acquisition, with the income approach applied. There were no indemnification assets involved. As of the end of 2012, 7Road had exceeded the financial performance milestones, as a result of which changes in the fair value of the contingent consideration of $2.2 million were recognized in other income /(expense) for the year ended December 31, 2012.

15. VIEs

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

The Company consolidates all of the VIEs, of which the Company is the primary beneficiary, in its consolidated financial statements. The Company has one VIE that is not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary.

VIEs Consolidated within the Sohu Group

The Company has adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. The Company’s management made evaluations of the relationships between the Company and its VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Sohu Group controls the shareholders’ voting interests in those VIEs. As a result of such evaluation, the management concluded that the Sohu Group is the primary beneficiary of those VIEs and consolidated the VIEs.

All of the consolidated VIEs are incorporated and operated in the PRC, and are directly or indirectly owned by Dr. Charles Zhang, the Company’s Chairman, Chief Executive Officer, or other executive officers and employees of the Sohu Group identified below. Capital for these VIEs was funded by the Sohu Group through loans provided to Dr. Charles Zhang and those other executive officers and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time as requested by Sohu Group to repay the loans outstanding. All voting rights of the VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the VIEs, and also has the obligation to absorb losses of the VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of December 31, 2012, the aggregate amount of these loans was $18.3 million.

Under its contractual arrangements with the consolidated VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of December 31, 2012, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $31.6 million. As all the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the VIEs. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the VIEs. As the Company is conducting certain business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

Basic Information for the consolidated VIEs

Corporate

a)	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) is a holding company which was incorporated in 2001. As of December 31, 2012, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

b)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in 2002. As of December 31, 2012, the registered capital of Sohu Entertainment was $1.2 million and Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng, a Vice President of the Company, held 80% and 20% interests, respectively, in this entity.

c)	Sohu Internet

Sohu Internet was incorporated in 2003 and is engaged in wireless services. As of December 31, 2012, the registered capital of Sohu Internet was $1.6 million and High Century and Sohu Entertainment held 75% and 25% interests, respectively, in this entity.

For the Online Advertising Business

Brand Advertising Business

d)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010 and is engaged in advertising services. As of December 31, 2012, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

e)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010 and is engaged in advertising services. As of December 31, 2012, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

f)	Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011 and is engaged in advertising services. As of December 31, 2012, the registered capital of Focus Yiju was $1.6 million and High Century held a 100% interest in this entity.

g)	Zhi Hui You

Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”) was incorporated in 2011 and renamed from Beijing 17173 Network Technology Co., Ltd. to Zhi Hui You on December 14, 2012. Zhi Hui You is engaged in technology development and advertising services. As of December 31, 2012, the registered capital of Zhi Hui You was $1.6 million and Jing Zhou and a third party entity each held a 50% interest in this entity.

h)	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011 and is engaged in advertising services. As of December 31, 2012, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Chun Liu each held a 50% interest in this entity.

Search and Others Business

i)	Sogou Information

Sogou Information was incorporated in 2005. As of December 31, 2012, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Chief Executive Officer of Sogou, and Xianxian Hao each held a 50% interest in this entity.

For the Online Game Business

j)	Gamease

Gamease was incorporated in 2007. As of December 31, 2012, the registered capital of Gamease was $1.3 million and Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou held 60% and 40% interests, respectively, in this entity.

k)	Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of December 31, 2012, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

l)	Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of December 31, 2012, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

m)	Shenzhen 7Road

68.258% of Shenzhen 7Road was acquired by Gamease in 2011. In the second quarter of 2012, in connection with a reorganization of Shenzhen 7Road to create a Cayman Islands holding company structure, Shenzhen 7Road became a VIE of 7Road, which is a Cayman Islands company of which approximately 71.926% is owned by Changyou. Shenzhen 7Road is controlled by Changyou, and Changyou is a primary beneficiary of Shenzhen 7Road, as a result of contractual arrangements among Shenzhen 7Road, 7Road Technology, which is a PRC-based indirect wholly-owned subsidiary of 7Road, and the shareholders of Shenzhen 7Road. As of December 31, 2012, Gamease held shares representing 68.258% of Shenzhen 7Road and four executive officers of 7Road.com Limited collectively held shares representing 31.742% of Shenzhen 7Road.

For the Wireless Business

n)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was acquired in 2004 and is engaged in value added telecommunication services. As of December 31, 2012, the registered capital of GoodFeel was $1.2 million and James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

o)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of December 31, 2012, the registered capital of 21 East Beijing was $1.6 million and High Century held a 100% interest in this entity.

p)	Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of December 31, 2012, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of December 31,
	2012		2011
Total assets	$521,774		$405,854
Total liabilities	$206,722		$184,711

	As of December 31,
	2012	2011	2010
Net revenue	$875,597	$708,077	$415,010
Net income	$81,857	$35,862	$21,746

For the table below, consolidated VIEs under the Brand advertising, Sogou, Wireless and Others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

	Year ended December 31,
	2012	2011	2010
Cash flows of Sohu’s VIEs
Net cash (used in) /provided by operating activities	$(11,853)	$(29,503)	$25,270
Net cash used in investing activities	(3,599)	(3,518)	(170)
Net cash (used in) /provided by financing activities	$(474)	$2,064	$0

	Year ended December 31,
	2012	2011	2010
Cash flows of Changyou’s VIEs
Net cash provided by operating activities	$66,739	$56,622	$32,394
Net cash used in investing activities	(43,087)	(80,971)	(3,682)
Net cash used in financing activities	$(13,106)	$0	$(28,084)

Summary of significant agreements currently in effect

Agreements between consolidated VIEs and Nominee Shareholders

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

Spousal Consent Letter signed by the spouse of each of the shareholders of Shenzhen 7Road who is a married individual, in which the spouse agrees that the equity interests of Shenzhen 7Road owned by such shareholder will be disposed of only in accordance with the applicable Equity Interest Purchase Right Agreement, Equity Interest Pledge Agreement, Business Operation Agreement and other related agreements executed by the shareholder. Such spouse further agrees that such equity interests do not constitute community property with such shareholder and waives irrevocably and unconditionally all rights and benefits with respect to such equity interests, including the right to sue in any court, under all applicable law.

Business Arrangements between Subsidiaries and consolidated VIEs

Business cooperation agreements between Sohu Era and Sohu Internet and between Sogou Tech and Sogou Information. Pursuant to these agreements Sohu Era and Sogou Tech, respectively, provide technical consultation, content purchasing and other related services to Sohu Internet and Sogou Information, respectively, in exchange for a percentage of the gross income, after deduction of related costs and expenses, of Sohu Era and Sogou Tech, respectively. The agreement between Sohu Era and Sohu Internet has a term of one year, and the agreement between Sogou Tech and Sogou Information has a term of 10 years, renewable at the request of Sogou Tech.

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

VIE Related Risks

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

VIE Not Consolidated within the Sohu Group

In December 2012, the Company acquired a 25% equity interest in a VIE to support the Company’s brand advertising business. The investment cost was $1.6 million. Since the Company neither controls nor has significant influence over this VIE, the Company is not the primary beneficiary. Therefore, the Company recognized this investment under the equity method. In assessing the maximum exposure of investment loss to investment cost, the Company determined that it did not have further obligations exceeding the investment cost and there were no terms of the investment arrangement that could require the Company to provide further financial support to this VIE.

16. Sohu.com Inc. Shareholders’ Equity

Summary of Sohu.com Inc.’s outstanding shares (in thousands):

	Number of Outstanding Shares
	As of December 31,
	2012	2011	2010
Common stock:
Balance, beginning of year	38,082	38,025	37,749
Issuance of common stock	257	307	276
Repurchase of common stock	(250)	(250)	0

Balance, end of year	38,089	38,082	38,025

Takeover Defense

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

Stock Incentive Plans

Sohu, Changyou, Sogou, Sohu Video and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their directors, executive officers, and employees.

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

For the years ended December 31, 2012, 2011 and 2010, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $5.1 million, $10.1 million and $19.0 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2012 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2012	329	$16.73	2.52	$10,934
Exercised	(86)	9.33
Forfeited or expired	(1)	13.97

Outstanding at December 31, 2012	242	19.36	1.91	6,781

Vested at December 31, 2012	242	19.36	1.91	6,781

Exercisable at December 31, 2012	242	19.36	1.91	6,781

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $47.34 on December 31, 2012 and the exercise price of share options. The total intrinsic value of share options exercised for the year ended December 31, 2012 was $3.0 million.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2012:

	Options Outstanding			Options Exercisable
	as of December 31, 2012			as of December 31, 2012
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding (in thousands)	Contractual Life (Years)	Exercise Price	Exercisable (in thousands)	Exercise Price
$7.63 - $16.84	43	0.81	$11.08	43	$11.08
$17.00 - $20.78	135	2.37	18.00	135	18.00
$22.86 - $34.51	64	1.70	27.90	64	27.90

	242			242

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the year ended December 31, 2012, 2011 and 2010, no share-based compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the years ended December 31, 2012, 2011 and 2010, total cash received from the exercise of share options amounted to $0.8 million, $1.6 million and $2.1 million, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2000 Stock Incentive Plan as of and for the year ended December 31, 2012 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Share Units	(in thousands)	Fair Value
Unvested at January 1, 2012	445	$61.66
Granted	0
Vested	(153)	62.41
Forfeited	(37)	61.27

Unvested at December 31, 2012	255	61.27

Expected to vest thereafter	190	61.27

For the years ended December 31, 2012, 2011 and 2010, total share-based compensation expense recognized for restricted share units was $5.1 million, $10.1 million and $19.0 million, respectively.

As of December 31, 2012, there was $2.3 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.63 years. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2012, 2011 and 2010 was $8.9 million, $14.9 million and $6.2 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of December 31, 2012, 1,467,461 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the year ended December 31, 2012 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Share Units	(in thousands)	Fair Value
Unvested at January 1, 2012	14	$70.88
Granted	12	52.19
Vested	(15)	56.02
Forfeited	(6)	70.88

Unvested at December 31, 2012	5	70.88

Expected to vest thereafter	4	70.88

For the years ended December 31, 2012, 2011 and 2010, total share-based compensation expense recognized for restricted share units was $0.9 million, $1.2 million and $0.03 million, respectively.

As of December 31, 2012, there was $0.2 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.91 years. The total fair value on their respective vesting dates of restricted share units vested during the years ended December 31, 2012, 2011 and 2010 was $0.9 million, $0.7 million and nil, respectively.

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

On December 31, 2008, Changyou reserved 2,000,000 of its ordinary shares, which included 1,774,000 Class B ordinary shares and 226,000 Class A ordinary shares, for issuance to certain of its directors, executive officers and employees as incentive compensation under Changyou’s 2008 Share Incentive Plan (the “Changyou 2008 Share Incentive Plan”). In March 2009, the 2,000,000 reserved ordinary shares were subject to a ten-for-one share split effected by Changyou and became 20,000,000 ordinary shares.

As of December 31, 2012, Changyou has granted under the Changyou 2008 Share Incentive Plan 15,000,000 Class B ordinary shares to Tao Wang through Prominence Investments Ltd. (“Prominence”) and 4,745,200 Class A and Class B restricted share units (settleable by Changyou’s issuance of Class A ordinary shares and Class B ordinary shares, respectively) to certain of its executive officers other than Tao Wang and to certain of its employees and certain Sohu employees. Prominence is an entity that may deemed under applicable rules of the Securities and Exchange Commission (“SEC”) to be beneficially owned by Tao Wang.

For the years ended December 31, 2012, 2011 and 2010, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $3.4 million, $5.5 million and $8.5 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

i) Share-based Award to Tao Wang, Chief Executive Officer of Changyou

In January 2008, Sohu communicated to and agreed with Tao Wang to grant him 700,000 ordinary shares and 800,000 restricted ordinary shares, in lieu of his contingent right in an indirect subsidiary of Sohu which was devoted to the development of TLBB. The 800,000 restricted ordinary shares were subject to a four-year vesting period commencing February 1, 2008. In addition, Tao Wang would not be entitled to participate in any distributions on Changyou shares, whether or not vested, until the earlier of Changyou’s completion of an initial public offering or February 2012, and in any event entitlement to distributions would be subject to vesting of the shares. The difference between the fair value (“Incremental Fair Value”) of these 700,000 ordinary shares and 800,000 restricted ordinary shares and Tao Wang’s contingent right in the indirect Sohu subsidiary was accounted for as share-based compensation expense.

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

For the 800,000 restricted ordinary shares, as a result of the modification of their vesting terms in April 2008, the portion of the Incremental Fair Value related to these shares, equal to $7.0 million, was determined in April 2008, and was accounted for as share-based compensation expense over the vesting period starting from the date of the modification, following the accelerated basis of attribution. A summary of activity for these restricted ordinary shares as of and for the year ended December 31, 2012 is presented below:

Class B Restricted Ordinary Shares	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	2,000	$1.36
Granted	0
Vested	(2,000)	1.36

Unvested at December 31, 2012	0

Expected to vest thereafter	0

For the years ended December 31, 2012, 2011 and 2010, total share-based compensation expense recognized for the above-mentioned Class B restricted ordinary shares was $0.04 million, $0.5 million and $1.2 million, respectively.

As of December 31, 2012, there was no unrecognized compensation expense related to Tao Wang’s Class B restricted ordinary shares, since they were all vested. The total fair value of Class B restricted ordinary shares vested to Tao Wang on their respective vesting dates during the years ended December 31, 2012, 2011 and 2010 was $26.5 million, $39.7 million and $32.7 million, respectively.

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

A summary of activity for the above Class B restricted share units as of and for the year ended December 31, 2012 is presented below:

Class B Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	635	$1.98
Granted	0
Vested	(635)	1.98
Forfeited	0

Unvested at December 31, 2012	0

Expected to vest thereafter	0

For the years ended December 31, 2012, 2011 and 2010, total share-based compensation expense recognized for the above 2,740,000 Class B restricted share units was $0.03 million, $0.4 million and $0.9 million, respectively.

As of December 31, 2012, there was no unrecognized share-based compensation expense since they were all vested. The total fair value of Class B restricted share units vested to Changyou’s executive officers (other than Tao Wang) and its employees on their respective vesting dates during the years ended December 31, 2012, 2011 and 2010 was $8.4 million, $13.1 million and $11.2 million, respectively.

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

A summary of activity for the Class A restricted share units as of and for the year ended December 31, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	169	$8.00
Granted	0
Vested	(85)	8.00
Forfeited	(3)	8.00

Unvested at December 31, 2012	81	8.00

Expected to vest thereafter	73	8.00

For the years ended December 31, 2012, 2011 and 2010, total share-based compensation expense recognized for the above 456,000 Class A restricted share units was $0.3 million, $0.6 million and $1.0 million, respectively.

As of December 31, 2012, there was $0.06 million of unrecognized share-based compensation expense related to the unvested Class A restricted share units. The total fair value of Class A restricted share units vested to Changyou’s employees on their respective vesting dates during the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $1.6 million and $1.7 million, respectively.

The fair value of these Class A restricted share units as of the February 17, 2009 grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per Class A ordinary share.

Share-based Awards granted after Changyou’s Initial Public Offering

i) Share-based Awards to Executive Officers (other than Tao Wang) and Certain Key Employees

As of December 31, 2012, in addition to the share-based awards granted before Changyou’s initial public offering, Changyou had granted an aggregate of 1,489,200 Class A restricted share units (settleable in Class A ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These Class A restricted share units are subject to vesting over a four-year period commencing on their grant dates. A summary of activity for the Class A restricted share units as of and for the year ended December 31, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	865	$12.99
Granted	10	12.11
Vested	(367)	12.77
Forfeited	(6)	17.78

Unvested at December 31, 2012	502	13.08

Expected to vest thereafter	481	13.04

For the years ended December 31, 2012, 2011 and 2010, total share-based compensation expense recognized for the above 1,489,200 Class A restricted share units was $2.8 million, $3.6 million and $5.3 million, respectively.

As of December 31, 2012, there was $1.6 million of unrecognized compensation expense related to the unvested Class A restricted share units. The expense is expected to be recognized over a weighted average period of 0.95 years. The total fair value of Class A restricted share units vested during the years ended December 31, 2012, 2011 and 2010 was $4.6 million, $6.1 million and $4.9 million, respectively.

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

A summary of activity related to restricted share units granted to employees of the 17173 Business as of and for the year ended December 31, 2012 is presented below:

Class A Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2012	50	$17.67
Granted	0
Vested	(14)	17.71
Forfeited	(12)	17.47

Unvested at December 31, 2012	24	17.75

Expected to vest thereafter	24	17.75

For the year ended December 31, 2012, 2011 and 2010, total share-based compensation expense recognized for the above 60,000 Class A restricted share units was $0.3 million, $0.5 million and $0.07 million, respectively.

As of December 31, 2012, there was $0.2 million of unrecognized compensation expense related to the unvested Class A restricted share units. The expense is expected to be recognized over a weighted average period of 0.88 years. The total fair value of Class A restricted share units vested during the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.2 million and nil, respectively.

The fair value of restricted share units as of their grant date was determined based on the market price of Changyou’s ADSs on that date.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which provides for the issuance of up to 24,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of December 31, 2012, Sogou had issued options for the purchase of 23,334,500 ordinary shares.

Of the 23,334,500 issued share options, 22,364,500 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period; therefore each installment is considered to be granted at that date. The remaining 970,000 share options will become vested and exercisable in four equal installments, with (i) the first installment vesting upon Sogou’s completion of an initial public offering of its ordinary shares (“Sogou’s IPO”), and (ii) each of the three subsequent installments vesting on the first, second and third anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the 970,000 share options that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options.

Performance targets were set for 2011 and 2012 and, accordingly, the options for those installments vesting upon the service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for 2011 and 2012 were considered granted in 2011 and 2012, respectively. As of December 31, 2012, 11,300,900 share options, out of 23,334,500 share options issued by Sogou, were deemed to have been granted. As of December 31, 2012, the installment vesting upon Sogou’s achievement of performance targets set for 2011 had become vested and exercisable because both the service period and the performance requirements had been met, and a portion of the vested shares has been exercised.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the year ended December 31, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	4,767	0.001
Granted	6,428	0.001
Exercised	(4,695)	0.001
Forfeited or expired	(155)	0.001

Outstanding at December 31, 2012	6,345	0.001	8.54

Vested at December 31, 2012 and expected to vest thereafter	5,250

Exercisable at December 31, 2012	57

For the years ended December 31, 2012 and 2011, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $3.9 million and $1.5 million, respectively.

As of December 31, 2012, there was $0.04 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.58 years.

The fair value of the ordinary shares of Sogou was assessed using the income approach /discounted cash flow method, with a discount for lack of marketability given that the shares underlying the award were not publicly traded at the time of grant, and was determined with the assistance of a qualified professional appraiser using management’s estimates and assumptions. This assessment required complex and subjective judgments regarding Sogou’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

The fair value of the options granted to Sogou management and key employees in 2012 is estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2012
Average risk-free interest rate	2.93%~3.21%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	1.3%~11.9%
Weighted average expected option life	10
Volatility rate	50.00%~53.00%
Dividend yield	0%
Fair value	0.72

The Company estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In the Company’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. The Company estimated the forfeiture rate to be 1.3% for Sogou management’s and 11.9% for Sogou employees’ share options granted as of December 31, 2012. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of December 31, 2012, Sohu had issued options for the purchase of 8,773,000 Sogou ordinary shares to Sohu management and key employees under this arrangement.

These share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period, therefore each installment is considered to be granted at that date.

Performance targets were set for 2011 and 2012 and, accordingly, the options for those installments vesting upon Sogou’s achievement of performance targets for 2011 and 2012 were considered granted on April 1, 2011 and May 1, 2012, respectively. As of December 31, 2012, 4,354,500 share options had been granted, the installment vesting upon Sogou’s achievement of performance targets set for 2011 had become vested and exercisable because both the service period and the performance requirements had been met, and a portion of the vested shares had been exercised.

A summary of share option activity as of and for the year ended December 31, 2012 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	2,188	$0.625
Granted	2,161	0.625
Exercised	(2,171)	0.625
Forfeited or expired	0

Outstanding at December 31, 2012	2,178	0.625	8.35

Vested at December 31, 2012	2,178

Exercisable at December 31, 2012	17

For the years ended December 31, 2012 and 2011, total share-based compensation expense recognized for share options under the arrangement was $0.7 million and $0.3 million, respectively.

As of December 31, 2012, there was no unrecognized compensation expense as the options granted were fully vested.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2012
Average risk-free interest rate	2.93%~2.98%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	21.4%~27.0%
Weighted average expected option life	10
Volatility rate	50.00%
Dividend yield	0%
Fair value	0.28~0.32

4) Sohu Video Share-based Awards

On January 4, 2012, Sohu Video adopted the Video 2011 Share Incentive Plan, which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. The maximum term of any issued share right under the Video 2011 Share Incentive Plan is ten years from the grant date. The Video 2011 Share Incentive Plan will expire on January 3, 2022. As of December 31, 2012, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the plan. However, as of December 31, 2012, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As a result, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share based compensation expense was recognized for the year ended December 31, 2012.

5) 7Road Share-based Awards

On July 10, 2012, 7Road adopted the 7Road 2012 Share Incentive Plan, which initially provided for the issuance to selected directors, officers, employees, consultants and advisors of 7Road of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the then outstanding 7Road shares on a fully-diluted basis). On November 2, 2012, the number of ordinary shares available for issuance under the 7Road 2012 Share Incentive Plan was increased to 15,100,000 shares. As of December 31, 2012, 2,546,250 restricted share units had been granted under the plan. Such restricted share units will not be vested until 7Road’s completion of a firm commitment underwritten IPO of its shares resulting in a listing on an internationally recognized exchange and the expiration of all underwriters’ lockup periods applicable to the IPO. The completion of an IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized relating to these restricted share units until the completion of an IPO, and hence no share-based compensation expense was recognized for the year ended December 31, 2012.

17. Business Restructuring

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

On June 21, 2012, 7Road’s Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding ordinary shares of 7Road, with the intention that these shares would be added to the shares reserved by 7Road for grants of equity incentive awards under the 7Road 2012 Share Incentive Plan, without dilution of the other shareholders of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and the Group’s interest in 7Road increased to 71.926%.

17173 Transactions

On December 15, 2011, pursuant to an agreement entered into on November 29, 2011, Sohu closed the sale to Changyou of the 17173 Business for fixed cash consideration of $162.5 million. In connection with this transaction, Sohu and Changyou revised the Non-Competition Agreement between Sohu and Changyou to provide Sohu’s agreement not to compete with Changyou in the 17173 Business for a period of five years following the closing of Changyou’s acquisition of the 17173 Business and to remove the prior prohibition on Changyou’s competing with Sohu in the 17173 Business. After the closing of the sale, Sohu continued to consolidate the results of operations of the 17173 Business in our consolidated financial statements.

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

Sohu’s Shareholding in Sogou

Shareholding Control and Economic Interest

As of December 31, 2012, Sogou had outstanding a combined total of 220,682,650 ordinary shares and Series A preferred shares, consisting of:

(i)	137,042,000 ordinary shares held by Sohu;

(ii)	24,000,000 Series A preferred shares held by Sohu;

(iii)	14,400,000 Series A preferred shares held by China Web;

(iv)	38,400,000 Series A preferred shares held by Photon; and

(v)	6,840,650 ordinary shares held by certain employees of Sogou and Sohu.

As of December 31, 2012, Sohu held 73% of the combined total of Sogou’s outstanding ordinary shares and Series A preferred shares. As Sogou’s controlling shareholder, Sohu consolidates Sogou in Sohu’s consolidated financial statements but recognizes noncontrolling interest reflecting economic interest held by shareholders other than Sohu.

Sohu’s economic interest in Sogou, as well as the noncontrolling interest recognized for Sogou in Sohu’s consolidated financial statements, will continue to change as Sogou generates profit /(loss), and the options granted become vested and settled.

Dilutive Impact

As of December 31, 2012, a portion of the vested share options had been exercised. Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, the Sogou shares underlying share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on Sohu’s basic net income per share. Unvested share options with the performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on Sohu’s dilutive net income per share. See Note 21 - Net Income per Share.

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

After the completion of Changyou’s initial public offering, as Sohu is Changyou’s controlling shareholder, Sohu continues to consolidate Changyou in Sohu’s consolidated financial statements, but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu. As of December 31, 2012, approximately 32% of the economic interest in Changyou was recognized as noncontrolling interest in Sohu’s consolidated financial statements.

Sohu’s Shareholding in Changyou

Shareholding and Control

As of December 31, 2012, Changyou had outstanding a combined total of 105,784,168 Class A and Class B ordinary shares. Shares held by Sohu consist of:

(i)	1,500,000 Class A ordinary shares purchased by Sohu through its wholly-owned subsidiary Sohu.com Limited on the open market during the third quarter of 2011; and

(ii)	70,250,000 Class B ordinary shares held by Sohu through its indirectly wholly-owned subsidiary Sohu Game.

As of December 31, 2012, Sohu held approximately 68% of the combined total of Changyou’s outstanding Class A and Class B ordinary shares and controlled approximately 81% of the total voting power in Changyou. As a result, Sohu had the power to elect the entire Board of Directors of Changyou and determine the outcome of all matters submitted to a shareholder vote. As Changyou’s controlling shareholder, Sohu continued to consolidate Changyou in Sohu’s consolidated financial statements but recognized noncontrolling interest reflecting shares held by shareholders other than Sohu.

Economic Interest

As of December 31, 2012, Sohu was holding approximately 68% of the economic interest in Changyou. Accordingly, shareholders other than Sohu were treated as holding the remaining 32% of the economic interest, which was recognized as noncontrolling interest in Sohu’s consolidated financial statements.

Sohu’s economic interest in Changyou, as well as the noncontrolling interest recognized for Changyou in Sohu’s consolidated financial statements, will continue to change as the restricted share units granted become vested and settled, and if and when Sohu purchases Changyou ADSs representing Class A ordinary shares.

Dilutive Impact

As of December 31, 2012, Changyou had outstanding a combined total of 1,272,254 Class A and Class B restricted ordinary shares and restricted share units.

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

In the calculation of Sohu’s diluted net income per share, Sohu’s economic interest in Changyou is calculated treating all of Changyou’s existing unvested restricted shares, unvested restricted share units, and vested restricted share units that have not yet been settled as vested, in the case of restricted shares, and vested and settled, in the case of restricted shares units. See Note 21 - Net Income per Share.

18. Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011.

Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price if 7Road achieves specified performance milestones before the expiry of the put option and 7Road does not complete an initial public offering on NASDAQ, NYSE or HKEX. The put option will expire in 2014. Since the occurrence of the sale is not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in Sohu’s and Changyou’s consolidated financial statements.

Under ASC 480-10, the Company calculates, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the Shenzhen 7Road acquisition to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity will be adjusted by an accumulative amount equal to the higher of (i) and (ii).

On June 21, 2012, 7Road’s Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding ordinary shares of 7Road, with the intention that these shares would be added to the shares reserved by 7Road for grants of equity incentive awards under the 7Road 2012 Share Incentive Plan without dilution of the other shareholders of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

Under ASC 480-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. The variance of $6.8 million caused by 7Road’s Chief Executive Officer’s surrender of shares was recorded as credit to additional paid-in capital.

For the year ended December 31, 2012, 7Road had exceeded the specified performance milestones set forth in the acquisition agreement for Changyou’s acquisition of a majority interest in 7Road and, accordingly the estimated redemption value of the noncontrolling interests in 7Road increased. The increase in the redemption value was recognized over the period from the date of management’s increased estimate to the earliest exercise date of the put right as an increase in net income attributable to mezzanine-classified noncontrolling interests. As of December 31, 2012, the estimated redemption value of the mezzanine equity was approximately $89.8 million based on the Company’s expectation as to 7Road’s financial performance. For the year ended December 31, 2012, an accretion charge of $11.2 million, compared to $2.6 million for the year ended December 31, 2011, was recorded as net income attributable to the mezzanine classified noncontrolling interest shareholders in the statements of comprehensive income.

19. Business Combinations

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

For Online Game Business

Acquisition of 7Road

On May 11, 2011, Changyou acquired, through its VIE Gamease, 68.258% of the equity interests of Shenzhen 7Road for fixed cash consideration of approximately $68.26 million, plus additional variable cash consideration of up to a maximum of $32.76 million that is contingent upon the achievement of specified performance milestones through December 31, 2012. Shenzhen 7Road is primarily engaged in Web game development. The Company began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. The purpose of the acquisition was to accelerate Changyou’s position in China’s online games industry and add a new category of game to Changyou’s growing product portfolio.

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

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill. Charges for impairment of acquired intangible assets for the years ended December 31, 2012, 2011 and 2010 were $0.6 million, nil, and nil, respectively. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of December 31, 2012, no measurement period adjustment had been recorded.

Prior to the acquisition, Shenzhen 7Road did not prepare its financial statements in accordance with U.S. GAAP. The Company determined that the cost of reconstructing the financial statements of Shenzhen 7Road for the periods prior to the acquisition outweighed the benefits. Based on an assessment of the financial performance of all companies acquired by the Sohu Group, the Company did not consider 7Road on its own to be material to the Sohu Group by comparing Shenzhen 7Road and the Sohu Group’s most recent annual performance prior to the acquisition. Thus the Company’s management believes the presentation of pro forma financial information with respect to the results of operations of the Sohu Group for the business combination is not necessary.

The fair value of noncontrolling interest in Shenzhen 7Road has been determined mainly based on the number of shares held by noncontrolling shareholders and the equity value close to the acquisition date, taking into consideration other factors, as appropriate. If Shenzhen 7Road achieves specified performance milestones and 7Road (after 7Road Reorganization) does not complete an initial public offering on NASDAQ, NYSE or HKEX, the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a predetermined price agreed upon at the acquisition date (“the put option”). In accordance with ASC 480, the Company measured this noncontrolling interest and a put option at their acquisition-date fair value. An independent valuation firm was hired to assist the Company to determine the fair value upon the acquisition date.

The agreement for the acquisition of Shenzhen 7Road includes a contingent consideration arrangement that requires additional consideration to be paid by Changyou based on the future financial performance of Shenzhen 7Road over a period through December 31, 2012. The range of the undiscounted amounts the Company could pay under the contingent consideration provisions of the agreement was between nil and $32.76 million. The fair value of the contingent consideration recognized on the acquisition date of $28.05 million was estimated by the Company assisted by an independent valuation firm, with the income approach applied. There are no indemnification assets involved. As of the end of 2012, 7Road had exceeded the financial performance milestones and as a result changes in fair value of the contingent consideration of $2.2 million were recognized in other expense for the year ended December 31, 2012.

Total identifiable intangible assets acquired upon acquisition mainly include completed game, games under development and other identifiable intangible assets acquired, including non-compete agreement of $179,000, and relationships with operators of $807,000. The games under development will be subject to amortization after completion. Completed game and other identifiable intangible assets acquired are amortized over an estimated average weighted useful life of five years. Total goodwill of $103.4 million primarily represents the expected synergies from combining operations of Shenzhen 7Road with those of Changyou, which are expected to be complementary to each other. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes.

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

In accordance with ASC 805 in a business combination achieved in stages, Changyou re-measured its previously held equity interests in Shanghai Jingmao and its affiliate as at their acquisition-date fair value using the discounted cash flow method and recognized a total loss of $613,000 in other expenses in the first quarter of 2011. Changyou hired an independent valuation firm to assist the Company to perform fair valuation of the previously held equity interests in Shanghai Jingmao and its affiliate upon the acquisition date.

The excess of the purchase price over tangible assets, identifiable intangible assets acquired, and liabilities assumed was recorded as goodwill relating to the others business segment. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of December 31, 2012, no measurement period adjustment had been recorded.

Prior to the acquisition, Shanghai Jingmao and its affiliate did not prepare financial statements in accordance with U.S. GAAP. Changyou determined that the cost of reconstructing the financial statements of Shanghai Jingmao and its affiliate for the periods prior to the acquisition outweighed the benefits. Based on an assessment of the financial performance of all companies acquired by Changyou, Changyou did not consider Shanghai Jingmao and its affiliate on their own to be material to Changyou by comparing Shanghai Jingmao and its affiliate and the Sohu Group’s most recent annual performance prior to the acquisition. Thus Changyou’s management believes the presentation of pro forma financial information with respect to the results of operations of Changyou for the business combination is not necessary.

Total identifiable intangible assets acquired upon acquisition mainly include cinema advertising slot rights of $8,330,000, partnership relationship of $1,035,000, trade name of $502,000, non-compete agreement of $126,000, and customer list of $108,000. Except for trade name, which is expected to have an indefinite useful life, other identifiable intangible assets acquired have an estimated average weighted useful life of two years. Under ASC 350, intangible assets with an indefinite useful life are not amortized and their remaining useful life is evaluated at each reporting period to determine whether events and circumstances continue to support an indefinite life. The impairment charges of acquired intangible assets for the years ended December 31, 2012, 2011 and 2010 were $1.2 million, $0.2 million, and nil, respectively. Goodwill primarily represents the expected synergies from combining operations of Shanghai Jingmao and its affiliate with those of Changyou, which are complementary to each other. In accordance with ASC 350, goodwill is not amortized but is tested for impairment and is not deductible for tax purposes. For the year ended December 31, 2011, a full impairment loss of $5.2 million on Shanghai Jingmao’s goodwill was recognized.

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

The excess of the purchase price over the tangible assets, identifiable intangible assets (mainly registered game players and game operating platform) and games under development acquired and liabilities assumed was recorded as goodwill. Charges for impairment of acquired intangible assets for the years ended December 31, 2012, 2011 and 2010 were $1.1 million, nil, and nil, respectively. The acquired identifiable intangible assets were valued by various approaches, including the income approach and the replacement cost approach, as appropriate. As of December 31, 2012, no measurement period adjustment had been recorded.

Prior to the acquisition, the ICE Group did not prepare its financial statements in accordance with U.S. GAAP. Changyou determined that the cost of reconstructing the financial statements of the ICE Group for the periods prior to the acquisition outweighed the benefits. Based on an assessment of the financial performance of all companies acquired by the Sohu Group, the Company does not consider the ICE Group on its own to be material to the Sohu Group by comparing the ICE Group and the Sohu Group’s most recent annual performance prior to the acquisition. Thus the Company’s management believes the presentation of pro forma financial information with respect to the results of operations of the Sohu Group for the business combination is not necessary.

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

20. Noncontrolling Interest

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of December 31, 2012 and 2011, noncontrolling interest in the consolidated balance sheets was $231.0 million and $210.6 million, respectively.

	As of December 31,
	2012	2011
Changyou	$203,995	$163,704
Sogou	24,645	44,710
Others	2,354	2,232

Total	$230,994	$210,646

Noncontrolling Interest of Changyou

As of December 31, 2012 and 2011, $204.0 million and $163.7 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing a 32% and a 30%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of December 31, 2012 and 2011, $24.6 million and $44.7 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expenses, along with these shareholders’ investments in the Series A Preferred Shares issued by Sogou.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $78.8 million, $63.0 million and $49.6 million, respectively.

	Year Ended December 31,
	2012	2011	2010
Changyou	$89,625	$65,759	$49,917
Sogou	(10,905)	(2,880)	(287)
Others	117	165	(75)

Total	$78,837	$63,044	$49,555

Noncontrolling Interest of Changyou

For the years ended December 31, 2012, 2011 and 2010, $89.6 million, $65.8 million and $49.9 million, respectively, in net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing a 32%, a 30% and a 29%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the years ended December 31, 2012, 2011 and 2010, $10.9 million, $2.9 million and $0.3 million, respectively, in net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

21. Net Income per Share

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

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to Sohu.com Inc., basic	87,159	162,741	148,629
Effect of dilutive securities:
Incremental dilution from Changyou	(2,453)	(6,777)	(9,294)
Incremental dilution from Sogou	(6,629)	(3,436)	0

Net income attributable to Sohu.com Inc., diluted	$78,077	$152,528	$139,335

Denominator:
Weighted average basic common shares outstanding	38,038	38,216	37,870
Effect of dilutive securities:
Share options and restricted share units	354	545	575

Weighted average diluted common shares outstanding	38,392	38,761	38,445

Basic net income per share attributable to Sohu.com Inc.	$2.29	$4.26	$3.92

Diluted net income per share attributable to Sohu.com Inc.	$2.03	$3.93	$3.62

22. China Contribution Plan

The Company’s subsidiaries and consolidated VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries and consolidated VIEs to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company’s China-based subsidiaries and consolidated VIEs have no further commitments beyond their monthly contributions. For the years ended December 31, 2012, 2011 and 2010, the Company’s China based subsidiaries and consolidated VIEs contributed a total of $68.3 million, $48.9 million and $35.4 million, respectively, to these funds.

23. Profit Appropriation

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

Pursuant to the China Company Laws, those of the Company’s China-based subsidiaries that are considered under PRC law to be domestically funded enterprises, as well as the Company’s VIEs, are required to make appropriations from their after-tax-profit under PRC GAAP to non-distributable reserve funds, including a statutory surplus fund and a discretionary surplus fund. Each year, at least 10% of the after-tax-profit under PRC GAAP is required to be set aside as statutory surplus fund until such appropriations for the fund equal 50% of the registered capital of the applicable entity. The appropriation for the discretionary surplus fund is at the Company’s discretion as determined by the Board of Directors of each entity.

Upon certain regulatory approvals and subject to certain limitations, the general reserve fund and the statutory surplus fund can be used to offset prior year losses, if any, and can be converted into paid-in capital of the applicable entity.

For the years ended December 31, 2012, 2011 and 2010, the amount of profits contributed to these funds by the Company totaled at $0.4 million, $23.6 million and $7.1 million, respectively.

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

Operation Risk

For the years ended December 31, 2012, 2011 and 2010, there are no revenues from clients that individually represent greater than 10% of the total revenues.

For the year ended December 31, 2012, 40% of the Sohu Group’s total revenue and 73% of the Sohu Group’s online game revenue was derived from a single massively multi-player online role-playing game called TLBB, which was launched in May 2007.

Financial instruments that potentially subject the Company to concentration risks consist primarily of cash and cash equivalents, restricted time deposits, short-term investments and investments in debt securities. Cash and cash equivalents in Sohu Group are mainly denominated in RMB and in U.S. dollars. Restricted time deposits, short-term investments and investments in debt securities are denominated in RMB. The Company may experience economic losses and negative impacts on earnings and equity as a result of fluctuations in the exchange rate between the U.S. dollar and the RMB. Moreover, the Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

Credit Risk

As of December 31, 2012, approximately 74% of the Sohu Group’s cash and cash equivalents were held in 14 financial institutions in China. The remaining cash and cash equivalents were held in financial institutions in the U.S., Singapore, Hong Kong, the United Kingdom, Malaysia, Korea, Vietnam and India.

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

Management expects that any additional institutions that the Sohu Group uses for its cash and bank deposits will be chosen with similar criteria for soundness. As a further means of managing its credit risk, the Sohu Group holds its cash and bank deposits in a number of different financial institutions. As of December 31, 2012 and 2011, the Sohu Group held its cash and bank deposits in different financial institutions and held no more than approximately 28% and 21% of its total cash at any single institution.

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

25. Subsequent Events

Amendment of Sogou Inc. Share-based Awards Plan

On January 31, 2013, Sogou amended the Sogou 2010 Share Incentive Plan by increasing the maximum number of ordinary shares of Sogou available for issuance from 24,000,000 to 32,700,000.

After the amendment was effective, Sogou issued options for the purchase of 7,200,000 ordinary shares to Sogou management under the Sogou 2010 Share Incentive Plan. These share options will become vested and exercisable in five equal installments with (i) the first installment vesting upon Sogou’s IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. As of January 31, 2013, Sogou had issued options for the purchase of 30,534,500 ordinary shares. Vesting of the 7,200,000 newly-issued share options will occur upon Sogou’s IPO, and all 7,200,000 share options were considered granted accordingly. As of January 31, 2013, 18,500,900 share options had been granted.

Other Subsequent Events

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no other material event or transaction needing recognition or disclosure found.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SOHU.COM INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$22,858	$13,589
Prepaid and other current assets	500	373
Due from subsidiaries and variable interest entities	3,806	3,806

Total current assets	27,164	17,768
Interests in subsidiaries and variable interest entities	1,060,872	994,729

Total assets	$1,088,036	$1,012,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$3,813	$4,072

Total current liabilities	3,813	4,072

Shareholders’ equity:
Common stock: $0.001 par value per share (75,400 share authorized; 38,089 and 38,082 shares issued and outstanding, respectively)	44	44
Additional paid-in capital	364,092	366,210
Treasury stock (5,889 and 5,639 shares, respectively)	(143,858)	(131,292)
Accumulated other comprehensive income	79,542	76,219
Retained earnings	784,403	697,244

Total shareholders’ equity	1,084,223	1,008,425

Total liabilities and shareholders’ equity	$1,088,036	$1,012,497

SOHU.COM INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues	$0	$0	$0
Cost of revenues	0	0	0

Gross profit	0	0	0

Operating expenses:
General and administrative	5,316	5,474	5,293

Operating loss	(5,316)	(5,474)	(5,293)

Equity in profit of subsidiaries and variable interest entities	98,478	170,880	155,595
Other expense	158	0	0
Interest income	18	82	10

Income before income tax expense	93,338	165,488	150,312
Income tax expense	6,179	2,747	1,683
Net income	87,159	162,741	148,629

Other comprehensive income	3,323	37,991	16,726

Comprehensive income	$90,482	$200,732	$165,355

SOHU.COM INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$87,159	$162,741	$148,629
Adjustments to reconcile net income to net cash used in operating activities:
Investment income from subsidiaries and variable interest entities	(98,478)	(170,880)	(155,595)
Excess tax benefits from share-based payment arrangements	(5,591)	(3,011)	(1,169)
Share-based compensation expense	1,325	1,599	2,184
Others	118	0	0
Changes in current assets and liabilities:
Due to subsidiaries and variable interest entities	0	0	146
Prepaid and other current assets	111	(95)	5
Taxes payable	5,354	2,782	1,303
Accrued liabilities	(259)	610	(248)

Net cash used in operating activities	(10,261)	(6,254)	(4,745)
Cash flows from investing activities:
Net cash repatriated from subsidiaries	7,706	22,418	4,042
Dividend received	18,009	4,227	0

Net cash provided by investing activities	25,715	26,645	4,042
Cash flows from financing activities:
Repurchase of common stock	(12,566)	(16,601)	0
Issuance of common stock	790	1,559	2,128
Excess tax benefits from share-based payment arrangements	5,591	3,011	1,169

Net cash (used in) /provided by financing activities	(6,185)	(12,031)	3,297

Net increase in cash and cash equivalents	9,269	8,360	2,594
Cash and cash equivalents at beginning of year	13,589	5,229	2,635

Cash and cash equivalents at end of year	$22,858	$13,589	$5,229

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF SOHU.COM INC.

1.	The condensed financial statements of Sohu.com Inc. (the “Company”) have been prepared in accordance with U.S. GAAP.

2.	The Company records its investment in subsidiaries under the equity method. Such investment and long-term loans to subsidiaries are presented on the balance sheets as interests in subsidiaries and consolidated VIEs and the profit of the subsidiaries is presented as equity in profit of subsidiaries and consolidated VIEs on the statements of comprehensive income.

For VIEs where the Company is the primary beneficiary, the amount of the Company’s investment is included on the balance sheets as interests in subsidiaries and consolidated VIEs and the profit or loss of the consolidated VIEs is included in equity in profit of subsidiaries and consolidated VIEs on the statements of comprehensive income.

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

3.	As of December 31, 2012 and 2011, there were no material contingencies, significant provisions of long-term obligations, or mandatory dividend or redemption requirements of redeemable stocks or guarantees of the Company, except for those which have been separately disclosed in the Consolidated Financial Statements, if any.

4.	On August 6, 2012, Changyou declared a special one-time cash dividend of $1.90 per Class A or Class B ordinary share, or $3.80 per ADS. On September 21, 2012, Changyou paid out this special cash dividend of $201 million, with $136 million paid to and received by Sohu. For the years ended December 31, 2011 and 2010, there were no cash dividends paid to the Company by its consolidated subsidiaries or VIEs.

EXHIBIT INDEX

Exhibit No.	Description

3.1(2)	Sixth Amended and Restated Certificate of Incorporation of Sohu.com Inc. as filed with the Delaware Secretary of State on July 17, 2000.

3.2(2)	Amended and Restated By-Laws of Sohu.com Inc., effective July 17, 2000.

10.1(1)	Form of Non-Competition, Confidential Information and Work Product Agreement with the Registrant’s Executive Officers.

10.2(1)	Loan Agreement between Sohu.com Inc. and Charles Zhang.

10.3(1)	Loan Agreement between Sohu.com Inc. and Jinmei He.

10.4(3)	Loan and Share Pledge Agreement dated November 19, 2001 among Sohu.com Inc., Dr. Charles Zhang and Li Wei.

10.5(4)	Loan and Share Pledge Agreement, dated January 23, 2002, among Sohu.com Inc. and Li Wei.

10.6(5)	Loan and Share Pledge Agreement between Sohu.com Inc. and Jinmei He dated June 9, 2003.

10.7(6)	Mobile Data Service Cooperation Agreement dated March 25, 2003 between China Unicom Co., Ltd. and Beijing Sohu Online Network Information Service Co., Ltd.

10.8(10)	Hosting Service Agreement among Sohu Internet, Sohu Era and China Network.

10.9(10)	Hosting Service Agreement between Sohu Era and China Telecom.

10.10(9)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 23, 2003 between China Mobile Communication Corporation and Beijing G. Feel Technology Co., Ltd.

10.11(9)	Monternet SMS Cooperation Agreement dated May 1, 2004 between Beijing Mobile Communication Co., Ltd. and Beijing Sohu Internet Information Services Co., Ltd.

10.12(9)	China Mobile and Monternet WAP Service Providers Cooperation Agreement dated May 26, 2003 between China Mobile Communication Corporation and Beijing Sohu Online Network Information Service Co., Ltd.

10.13(7)	Agreement dated September 1, 2003 between Beijing Sohu New Era Technology Information Co., Ltd. and Sohu Internet Information Services Co., Ltd.

10.14(8)	Loan and Share Pledge Agreement between Sohu.com Inc. and Deng Xiufeng.

10.15(8)	Loan and Share Pledge Agreement between Sohu.com Inc. and Zhou Jing.

10.16(8)	Loan and Share Pledge Agreement between Sohu.com Inc. and Xin (Belinda) Wang.

10.16(11)	Hosting Service Agreement among Sohu Internet, Sohu Era and China Network.

10.17(11)	Hosting Service Agreement between Sohu Era and China Telecom.

10.18(12)	Purchasing Agreement of Real Property between Sohu New Era and Vision Hua Qing.

10.19(13)	Underwriting Agreement, dated April 1, 2009, for Changyou.com Limited’s initial public offering.

10.20(14)	Agreement between Changyou.com Limited and Beijing Yinhe Wanda Co., Ltd. for the purchase of an Office Tower A at Beijing West Wanda Plaza, in Beijing, China.

10.21(15)	Master Transaction Agreement, dated January 1, 2009, by and between Sohu.com Inc. and Changyou.com Limited.

10.22(15)	Project Cooperation Agreement, dated November 20, 2009, by and between Beijing Raycom Real Estate Development Co., Ltd. and Beijing Sohu New Media Information Technology Co., Ltd.

10.23(16)	Employment Agreement effective as of November 30, 2009, entered into on March 30, 2010, between Sohu.com Inc. and Xiaochuan Wang.

10.24(16)	Amended and Restated Marketing Services Agreement, dated January 1, 2010, by and between Sohu.com Inc. and Changyou.com Limited.

10.25(17)	Employment Agreement effective as of March 8, 2010, entered into on April 9, 2010, between Sohu.com Inc. and Carol Yu.

10.26(17)	Employment Agreement entered into and effective as of June 1, 2010 between Sohu.com Inc. and Belinda Wang.

10.27(18)	Project Cooperation Agreement of Changyou, dated August 23, 2010.

10.28(18)	Amended and Restated 2010 Stock Incentive Plan.

10.29(18)	Cooperation Agreement, dated September 30, 2010. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.30(19)	Series A Purchase Agreement of Sogou Inc., dated October 2, 2010. (Including Schedule A, Schedule B, Schedule 5.16(i), Schedule 5.16(ii), Schedule 5.16(iii))

10.31(19)	Amended and Restated Memorandum and Articles of Association of Sogou Inc.

10.32(19)	Series A Investors’ Rights Agreement of Sogou Inc. dated October 22, 2010.

10.33(19)	Right of First Refusal and Co-Sale Agreement of Sogou Inc. dated October 22, 2010.

10.34(19)	2010 Share Incentive Plan of Sogou Inc.

10.35(20)	Share Transfer Framework Agreement for Shenzhen 7Road Technology Co., Ltd. dated April 22, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission).

10.36(21)	Master Transaction Agreement, dated as of November 29, 2011, between, on the one hand, the registrant, Sohu.com Limited, Beijing Sohu Internet Information Service Co., Ltd., Beijing Sohu New Era Information Technology Co., Ltd., and Beijing Sohu New Media Information Technology Co., Ltd. and, on the other hand, Changyou.com Limited, Changyou.com HK Limited, Beijing Changyou Gamespace Software Technology Co., Ltd., and Beijing Guanyou Gamespace Digital Technology Co., Ltd.

10.37(21)	Amended and Restated Non-Competition Agreement, dated as of November 29, 2011, between Changyou.com Limited and the registrant.

10.38(21)	Services Agreement, dated as of November 29,2011, between Beijing Changyou Gamespace Software Technology Co., Ltd. and Beijing Sohu New Media Information Technology Co., Ltd.

10.39(21)	Online Links and Advertising Agreement, dated as of November 29, 2011, between Beijing Guanyou Gamespace Digital Technology Co., Ltd. and Beijing Sohu New Media Information Technology Co., Ltd.

10.40(22)	Employment Agreement effective as of January 1, 2012, entered into on March 7, 2012, between Sohu.com Inc. and Charles Zhang.

10.41(23)	Share Purchase Agreement for Series A Preferred Shares of Sogou Inc., dated as of June 27, 2012, among Sohu.com (Search) Limited, Alibaba Investment Limited and Sogou Inc.

10.42(24)	Loan Facility Letter, dated July 4, 2012, between Hang Seng Bank Limited and Changyou.com HK Limited.

10.43(24)	Loan Facility Letter, dated July 12, 2012, between the Bank of East Asia, Limited and Changyou.com HK Limited.

10.44(24)	Loan Facility Letter, dated August 7, 2012, between the Bank of Communications Co., Ltd. Hong Kong Branch and Changyou.com HK Limited.

10.45(25)	2011 Share Incentive Plan of Fox Video Limited.

10.46(25)	2012 Share Incentive Plan of 7Road.com Limited, as amended and restated.

10.47(25)	English Translation of Form of Loan Agreements, dated August 20, 2008, between Beijing AmazGame Age Internet Technology Co., Ltd., AmazGame, and each of the then shareholders of Beijing Gamease Age Digital Technology Co., Ltd., or Gamease.

10.48(25)	English Translation of Form of Equity Interest Purchase Right Agreements, dated August 20, 2008, among AmazGame, Gamease and each of the then shareholders of Gamease.

10.49(25)	English Translation of Form of Equity Pledge Agreements, dated August 20, 2008, between AmazGame and each of the then shareholders of Gamease.

10.50(25)	English Translation of Form of Powers of Attorney, dated August 20, 2008, by each of the then shareholders of Gamease in favor of AmazGame.

10.51(25)	English Translation of Business Operation Agreement, dated August 20, 2008, among AmazGame Gamease and the then shareholders of Gamease.

10.52(25)	English Translation of Services and Maintenance Agreement, dated November 30, 2007, between AmazGame and Gamease.

10.53(25)	English Translation of Technology Support and Utilization Agreement, dated August 20, 2008, between AmazGame and Gamease.

10.54(25)	English Translation of Loan Assignment and Equity Interest Transfer Agreement, dated June 23, 2010, between AmazGame, Gamease, Yaobin Wang, Dewen Chen and Tao Wang.

10.55(25)	English Translation of Loan Agreement, dated June 23, 2010, between AmazGame and Dewen Chen.

10.56(25)	English Translation of Equity Interest Purchase Right Agreement, dated June 23, 2010, among AmazGame, Gamease and Dewen Chen.

10.57(25)	English Translation of Equity Interest Pledge Agreement, dated June 23, 2010, among AmazGame, Gamease and Dewen Chen.

10.58(25)	English Translation of Form of Powers Of Attorney, dated June 23, 2010, by Dewen Chen and Tao Wang in favor of AmazGame.

10.59(25)	English Translation of Business Operation Agreement, dated June 23, 2010, among AmazGame and Gamease, Tao Wang and Dewen Chen.

10.60(25)	English Translation of Loan Agreement, dated September 26, 2010, between Sogou Technology and Wang Xiaochuan

10.61(25)	English Translation of Loan Agreement, dated September 26, 2010, between Sogou Technology and Hao Xianxian

10.62(25)	English Translation of Share Pledge Agreement, dated September 26, 2010, among Sogou Technology and the shareholders of Sogou Information.

10.63(25)	English Translation of Exclusive Equity Interest Purchase Rights Agreement, dated September 26, 2010, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.64(25)	English Translation of Business Operation Agreement, dated September 26, 2010, among Sogou Technology, Sogou Information and the shareholders of Sogou Information.

10.65(25)	English Translation of Power of Attorney, dated June 26, 2010, by the shareholders of Sogou Information in favor of Sogou Technology.

10.66(25)	English Translation of Exclusive Technology Consulting and Service Agreement, dated June 26, 2010, between Sogou Tech and Sogou Information.

10.67(25)	English Translation of Business Division and Partnership Agreement, dated June 26, 2010, between Sogou Tech and Sogou Information.

10.68(25)	English Translation of Form of Equity Interest Purchase Right Agreements, dated June 26, 2012, among 7Road Technology, Shenzhen 7Road and each of the shareholders of Shenzhen 7Road.

10.69(25)	English Translation of Form of Equity Interest Pledge Agreements, dated June 26, 2012, among 7Road Technology, Shenzhen 7Road and each of the shareholders of Shenzhen 7Road.

10.70(25)	English Translation of Form of Power of Attorney, dated June 26, 2012, by each of the shareholders of Shenzhen 7Road in favor of 7Road Technology.

10.71(25)	English Translation of Form of Spousal Consent, dated June 26, 2012, by the spouse of each of the shareholders of Shenzhen 7Road who is a married individual.

10.72(25)	English Translation of Business Operation Agreement, dated June 26, 2012, among 7Road Technology, Shenzhen 7Road, Beijing Gamease Age Digital Technology Co., Ltd and four individual shareholders of Shenzhen 7Road. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted information has been filed separately with the Securities and Exchange Commission)

10.73(25)	English Translation of Technology Development and Utilization Service Agreement, dated June 26, 2012, between 7Road Technology and Shenzhen 7Road.

10.74(25)	English Translation of Services and Maintenance Agreement, dated June 26, 2012, between 7Road Technology and Shenzhen 7Road.

14.1(7)	Code of Ethics and Conduct.

21.1(25)	Subsidiaries of the registrant.

23.1(25)	Consent of Independent Registered Public Accounting Firm.

23.2(25)	Consent of Haiwen & Partners, PRC Counsel.

24.1(25)	Power of Attorney (included in signature page to Form 10-K).

31.1(25)	Rule 13a-14(a)/15d-14(a) Certification of Dr. Charles Zhang.

31.2(25)	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu.

32.1(25)	Section 1350 Certification of Dr. Charles Zhang.

32.2(25)	Section 1350 Certification of Carol Yu.

101(25)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the year ended December 31, 2012, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2012, 2011 and 2010; (iv) Condensed Consolidated Statements of Changes in Equity for the year ended December 31, 2012, 2011 and 2010; (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail; and (vi) Schedule I – Condensed Financial Information Of Registrant.

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (File No. 333-96137).
(2)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(3)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 15, 2002.
(4)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 14, 2002.
(5)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003.
(6)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.
(7)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 2, 2004.
(8)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 25, 2005.
(10)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 2, 2005.
(11)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on March 8, 2007.
(12)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.
(13)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009.
(14)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009.
(15)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 26, 2010.
(16)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010.
(17)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 5, 2010.
(18)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2010.
(19)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 28, 2011.
(20)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2011.
(21)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on December 1, 2011.
(22)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 9, 2012.
(23)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2012.
(24)	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012.
(25)	Filed herewith.