Form 10-Q
period 2013-03-31
SOHU COM INC
filed 2013-05-09
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2013
Common stock, $.001 par value	38,238,498

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	March 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$798,330	$833,535
Restricted time deposits	116,448	116,140
Short-term investments	73,580	54,901
Investments in debt securities	79,759	79,548
Accounts receivable, net	116,187	98,398
Prepaid and other current assets	61,828	49,256

Total current assets	1,246,132	1,231,778

Fixed assets, net	319,027	178,951
Goodwill	159,551	159,215
Intangible assets, net	70,818	70,054
Restricted time deposits	170,831	130,699
Prepaid non-current assets	167,872	291,643
Other assets	13,224	13,792

Total assets	$2,147,455	$2,076,132

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $1,663 and $6,958, respectively, as of March 31, 2013 and December 31, 2012)	$63,264	$61,429
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $44,730 and $53,034, respectively, as of March 31, 2013 and December 31, 2012)	114,946	117,029
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $46,965 and $54,150, respectively, as of March 31, 2013 and December 31, 2012)	81,931	89,687
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $2,646 and $4,940, respectively, as of March 31, 2013 and December 31, 2012)	58,458	61,722
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $13,574 and $14,191, respectively, as of March 31, 2013 and December 31, 2012)	37,476	33,897
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $53 and $83, respectively, as of March 31, 2013 and December 31, 2012)	13,551	11,878
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both March 31, 2013 and December 31, 2012)	113,000	113,000
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $14,071 and $33,074, respectively, as of March 31, 2013 and December 31, 2012)	45,300	63,352
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of nil as of both March 31, 2013 and December 31, 2012)	0	76

Total current liabilities	527,926	552,070

Long-term accounts payable (including long-term accounts payable of the consolidated VIEs without recourse to the Company of nil as of both March 31, 2013 and December 31, 2012)	11,274	12,684
Long-term bank loans (including long-term bank loans of the consolidated VIEs without recourse to the Company of nil as of both March 31, 2013 and December 31, 2012)	157,496	126,353
Deferred tax liabilities (including deferred tax liabilities of the consolidated VIEs without recourse to the Company of $3,682 and $3,846, respectively, as of March 31, 2013 and December 31, 2012)	7,797	7,998

Total long-term liabilities	176,567	147,035

Total liabilities	704,493	699,105

Commitments and contingencies
MEZZANINE EQUITY	72,606	61,810
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,238 shares and 38,089 shares, respectively, issued and outstanding)	44	44
Additional paid-in capital	371,252	364,092
Treasury stock (5,889 shares)	(143,858)	(143,858)
Accumulated other comprehensive income	83,279	79,542
Retained earnings	808,834	784,403

Total Sohu.com Inc. shareholders’ equity	1,119,551	1,084,223
Noncontrolling interest	250,805	230,994

Total shareholders’ equity	1,370,356	1,315,217

Total liabilities, mezzanine equity and shareholders’ equity	$2,147,455	$2,076,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Online advertising:
Brand advertising	$80,237	$60,968
Search and others	36,052	21,637

Subtotal of online advertising revenues	116,289	82,605

Online games	167,421	125,968
Wireless	13,773	13,351
Others	10,113	4,680

Total revenues	307,596	226,604

Cost of revenues:
Online advertising:
Brand advertising	44,878	36,892
Search and others	20,792	13,128

Subtotal of cost of online advertising revenues	65,670	50,020

Online games	22,650	15,831
Wireless	9,271	8,853
Others	5,938	4,818

Total cost of revenues	103,529	79,522

Gross profit	204,067	147,082

Operating expenses:
Product development	51,819	38,593
Sales and marketing	58,723	38,654
General and administrative	22,589	17,794
Total operating expenses	133,131	95,041

Operating profit	70,936	52,041

Other income	2,531	1,613
Interest income	6,701	6,495
Exchange difference	(1,985)	(643)

Income before income tax expense	78,183	59,506
Income tax expense	20,018	18,687

Net income	58,165	40,819
Less: Net income attributable to the mezzanine classified noncontrolling interest shareholders	10,668	1,111
Net income attributable to the noncontrolling interest shareholders	23,066	16,600

Net income attributable to Sohu.com Inc.	$24,431	$23,108

Net income	$58,165	$40,819
Other comprehensive income: Foreign currency translation adjustment, net of tax	4,803	1,787

Comprehensive income	62,968	42,606

Less: Comprehensive income attributable to the mezzanine classified noncontrolling interest shareholders	10,668	1,111
Comprehensive income attributable to noncontrolling interest shareholders	24,132	16,925

Comprehensive income attributable to Sohu.com Inc.	28,168	24,570

Basic net income per share attributable to Sohu.com Inc.	$0.64	$0.61

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,169	38,084

Diluted net income per share attributable to Sohu.com Inc.	$0.60	$0.53

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,429	38,485

The accompanying notes are an integral part of these condensed consolidated financial statements

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$58,165	$40,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,169	8,447
Share-based compensation expense	1,086	2,930
Amortization of intangible assets and purchased video content in prepaid expense	16,064	17,629
Impairment of other intangible assets	428	575
Provision for allowance for doubtful accounts	111	2,981
Excess tax benefits from share-based payment arrangements	0	(1,048)
Investment income from investments in debt securities	(1,355)	(1,364)
Others	(714)	(40)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(17,688)	421
Prepaid and other current assets	(7,538)	4,416
Deferred tax	2,009	3,045
Accounts payable	(2,170)	1,414
Taxes payable	3,541	(816)
Accrued liabilities	(3,389)	(10,172)
Receipts in advance and deferred revenue	(7,828)	(970)
Other short-term liabilities	(5,123)	5,025

Net cash provided by operating activities	46,768	73,292
Cash flows from investing activities:
Purchase of fixed assets	(28,112)	(12,735)
Purchase of intangible and other assets	(18,945)	(10,722)
Cash paid related to restricted time deposit	(39,787)	(240)
Purchase of short-term investments, net	(18,010)	(12,718)
Acquisitions, net of cash acquired	0	(183)
Other cash payments related to investing activities	1,474	1,417

Net cash used in investing activities	(103,380)	(35,181)
Cash flows from financing activities:
Issuance of common stock	443	40
Repurchase of common stock	0	(12,566)
Proceeds of bridge loans from offshore banks	30,000	0
Payment of contingent consideration	(19,658)	0
Excess tax benefits from share-based payment arrangements	0	1,048
Exercise of share-based awards in subsidiary	1,329	974
Proceeds received from early exercise of share-based awards in subsidiary	5,258	0
Other cash payments related to financing activities	(187)	(251)

Net cash provided by /(used in) financing activities	17,185	(10,755)
Effect of exchange rate changes on cash and cash equivalents	4,222	1,481

Net (decrease) /increase in cash and cash equivalents	(35,205)	28,837
Cash and cash equivalents at beginning of period	833,535	732,607

Cash and cash equivalents at end of period	$798,330	$761,444

Supplemental cash flow disclosures:
Barter transactions	43	229
Supplemental schedule of non-cash investing activity:
Changes in government grant in prepaid and other current assets	210	794

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2013

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,315,217	$44	$364,092	$(143,858)	$79,542	$784,403	$230,994
Issuance of common stock	443	0	443	0	0	0	0
Share-based compensation expense	1,067	0	861	0	0	0	206
Settlement of share-based awards in subsidiary	1,329	0	5,856	0	0	0	(4,527)
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	47,497	0	0	0	0	24,431	23,066
Foreign currency translation adjustment, net of tax	4,803	0	0	0	3,737	0	1,066

Ending balance	$1,370,356	$44	$371,252	$(143,858)	$83,279	$808,834	$250,805

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

Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading online media, search, gaming, community and mobile service group providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group”), mainly offers online advertising services, online game services and wireless services.

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

Basis of Consolidation and Recognition of Noncontrolling Interest

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and consolidated VIEs. All intercompany transactions are eliminated.

The Company has adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For consolidated VIEs, the Company’s management made evaluations of the relationships between the Company and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Sohu Group controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its consolidated VIEs. The Company has one VIE that is not consolidated, since the Company is not the primary beneficiary.

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholders.

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Reclassification of revenues and costs related to Changyou Internet value-added services (“IVAS”)

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games by the 17173 business were reclassified from the online game business to IVAS in the others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $1.5 million for revenues and $0.6 million for costs, for the three months ended March 31, 2012.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended March 31, 2013
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$75,668	$13,773	$4,630	$94,071	$39,330	$177,585	$(3,390)	$307,596
Segment cost of revenues	(42,221)	(9,271)	(1,272)	(52,764)	(20,790)	(30,029)	124	(103,459)

Segment gross profit /(loss)	$33,447	$4,502	$3,358	41,307	18,540	147,556	(3,266)	204,137

SBC (2) in cost of revenues				(78)	(2)	10	0	(70)

Gross profit				41,229	18,538	147,566	(3,266)	204,067

Operating expenses:
Product development				(18,693)	(12,781)	(19,995)	0	(51,469)
Sales and marketing				(40,873)	(7,927)	(13,017)	3,266	(58,551)
General and administrative				(7,751)	(1,640)	(12,704)	0	(22,095)
SBC (2) in operating expenses				(624)	(150)	(242)	0	(1,016)

Total operating expenses				(67,941)	(22,498)	(45,958)	3,266	(133,131)

Operating profit /(loss)				(26,712)	(3,960)	101,608	0	70,936
Other income				1,224	4	1,303	0	2,531
Interest income				2,467	334	3,900	0	6,701
Exchange difference				(124)	4	(1,865)	0	(1,985)
Income /(loss) before income tax expense				(23,145)	(3,618)	104,946	0	78,183

Income tax expense				(3,385)	0	(16,633)	0	(20,018)

Net income				$(26,530)	$(3,618)	$88,313	$0	$58,165

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.

Note (2): “SBC” stands for share-based compensation expense.

	Three Months Ended March 31, 2012
	Brand Advertising, Wireless and Others
	Brand Advertising	Wireless	Others	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$56,253	$13,351	$1,023	$70,627	$22,778	$136,765	$(3,566)	$226,604
Segment cost of revenues	(35,434)	(8,853)	(649)	(44,936)	(13,123)	(21,299)	106	(79,252)

Segment gross profit /(loss)	$20,819	$4,498	$374	25,691	9,655	115,466	(3,460)	147,352

SBC (2) in cost of revenues				(175)	(5)	(90)	0	(270)

Gross profit				25,516	9,650	115,376	(3,460)	147,082

Operating expenses:
Product development				(13,253)	(7,530)	(16,638)	0	(37,421)
Sales and marketing				(27,436)	(4,424)	(9,720)	3,460	(38,120)
General and administrative				(7,418)	(1,449)	(7,973)	0	(16,840)
SBC (2) in operating expenses				(1,197)	(293)	(1,170)	0	(2,660)

Total operating expenses				(49,304)	(13,696)	(35,501)	3,460	(95,041)

Operating profit /(loss)				(23,788)	(4,046)	79,875	0	52,041
Other income /(expense)				1,294	(4)	323	0	1,613
Interest income				3,426	89	2,980	0	6,495
Exchange difference				(78)	(14)	(551)	0	(643)
Income /(loss) before income tax expense				(19,146)	(3,975)	82,627	0	59,506

Income tax expense				(2,421)	0	(16,266)	0	(18,687)

Net income				$(21,567)	$(3,975)	$66,361	$0	$40,819

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.

Note (2):	“SBC” stands for share-based compensation expense.

	As of March 31, 2013
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$369,882	$38,121	$390,327	$0	$798,330
Accounts receivable, net	78,272	10,955	26,973	(13)	116,187
Fixed assets, net	72,128	41,293	205,606	0	319,027
Total assets (1)	$1,001,461	$94,266	$1,210,604	$(158,876)	$2,147,455

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and consolidated VIEs.

	As of December 31, 2012
	Brand Advertising, Wireless and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$433,777	$33,119	$366,639	$0	$833,535
Accounts receivable, net	68,593	6,481	23,364	(40)	98,398
Fixed assets, net	70,262	43,861	64,828	0	178,951
Total assets (1)	$1,032,236	$87,537	$1,114,513	$(158,154)	$2,076,132

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and consolidated VIEs.

3.	Share-Based Compensation Expense

Sohu, Changyou, Sogou, Fox Video Limited (“Sohu Video”), and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

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

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2013, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan. However, as of March 31, 2013, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As a result, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the three months ended March 31, 2013.

On July 10, 2012, 7Road adopted a 2012 Share Incentive Plan (the “7Road 2012 Share Incentive Plan”), which initially provided for the issuance to selected directors, officers, employees, consultants and advisors of 7Road of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the then outstanding 7Road shares on a fully-diluted basis). On November 2, 2012, 7Road’s Board of Directors and its shareholders approved an increase from 5,100,000 to 15,100,000 ordinary shares (amounting to 13.7% of the then outstanding 7Road shares on a fully-diluted basis) under the 7Road 2012 Share Incentive Plan. As of March 31, 2013, 2,546,250 restricted share units had been granted under the plan. Such restricted share units will not be vested until 7Road’s completion of a firm commitment underwritten initial public offering (the “IPO”) of its shares resulting in a listing on an internationally recognized exchange and the expiration of all underwriters’ lockup periods applicable to the IPO. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these restricted share units until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended March 31, 2013.

Share-based compensation expense was recognized in costs and /or expenses for the three months ended March 31, 2013 and 2012, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2013	2012
Cost of revenues	$70	$270
Product development expenses	350	1,172
Sales and marketing expenses	172	534
General and administrative expenses	494	954

	$1,086	$2,930

There was no capitalized share-based compensation expense for the three months ended March 31, 2013 and 2012.

Share-based compensation expense was recognized for share awards of Sohu, Changyou, Sogou, Sohu Video and 7Road as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2013	2012
For Sohu share-based awards	$861	$1,703
For Changyou share-based awards	209	1,206
For Sogou share-based awards	16	21
For Sohu Video share-based awards	0	0
For 7Road share-based awards	0	—

	$1,086	$2,930

4.	Fair Value Measurements

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

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the market place.

Level 3 - unobservable inputs which are supported by little or no market activity.

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of March 31, 2013 (in thousands):

		Fair value measurements at reporting date using
Items	As of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$75,315	$0	$75,315	$0
Restricted time deposits	287,279	0	287,279	0
Short-term investments	73,580	0	73,580	0
Investments in debt securities	79,759	0	0	79,759

Total	$515,933	$0	$436,174	$79,759

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2012 (in thousands):

		Fair value measurements at reporting date using
Items	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$291,945	$0	$291,945	$0
Restricted time deposits	246,839	0	246,839	0
Short-term investments	54,901	0	54,901	0
Investments in debt securities	79,548	0	0	79,548

Total	$673,233	$0	$593,685	$79,548

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2012 to March 31, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2012	$79,548
Currency translation adjustment	211

Ending balance at March 31, 2013	$79,759

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

Restricted time deposits

Changyou bridge loans from offshore banks, secured by time deposits

In 2012, Changyou drew down bridge loans from offshore branches of certain banks for the purposes of expediting the payment of a special one-time cash dividend to its shareholders and providing working capital to support its overseas operations. These bridge loans were secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. As of March 31, 2013, the total amount of the loans was $270 million, of which $170 million carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”) and $100 million carried a fixed rate of interest. Of the total amount, $113 million is repayable in second half of 2013 and $157 million is repayable in second half of 2014. The bridge loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their payment terms.

Restricted time deposits are valued based on the prevailing interest rates in the market. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

For the three months ended March 31, 2013, interest income from the restricted time deposits securing the loans was $2.8 million, and interest expense on the bank loans was $1.9 million.

Collateral related to Sogou incentive shares trust arrangements

In February 2013, the Company deposited $9 million in cash into a restricted time deposits account at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities are intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. The Company is not subject to any additional potential payments other than the restricted time deposits amount, and believes that the fair value of its guarantee liability is immaterial. The restricted time deposits are valued based on the prevailing interest rates in the market. The Company classifies the valuation techniques that use this input as Level 2 of fair value measurements.

Short-term investments

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income /(expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of March 31, 2013, the Company’s investments in financial instruments were mainly held by 7Road’s VIE Shenzhen 7Road Technology Co., Ltd (“Shenzhen 7Road”) and totaled approximately $73.6 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three months ended March 31, 2013 and 2012, the Company recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.7 million and $0.3 million, respectively.

Investments in Debt Securities

In September 2010, the Company purchased from a PRC-based company (the “Debtor”) a convertible debt security in the principal amount of $74.6 million (or RMB0.5 billion) with interest, payable quarterly in cash, of 3.8% per annum and an initial maturity of twelve months, subject to extension in the Company’s sole discretion for additional sequential six-month periods. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. In September 2011, March 2012, September 2012 and March 2013, the Company extended the maturity of the security for sequential six-month periods, to March 2012, September 2012, March 2013 and September 2013, respectively, with an interest rate of 6.8% per annum. Under the terms of the security, if the Company continues to extend the maturity of the security to March 31, 2014, it will have the option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor.

For the three months ended March 31, 2013 and 2012, the interest income generated from this debt security amounted to $1.35 million and $1.36 million, respectively.

The Company elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the three months ended March 31, 2013 and 2012, there was no change in fair value. To estimate fair value, the Company used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Company classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

The followings are other financial instruments not measured at fair value in the consolidated balance sheets, but for which the fair value is estimated for disclosure purposes.

Short-term receivables and payables

Accounts receivable and prepaid and other current assets are financial assets with carrying values that approximate fair value due to their short term nature. Short-term accounts payable, receipts in advance and deferred revenue, short-term bank loans and accrued liabilities are financial liabilities with carrying values that approximate fair value due to their short term nature. The rates of interest under the agreements for the short-term bank loans were determined based on the prevailing interest rates in the market. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements of short-term bank loans. The Company estimated fair values of other short-term receivables and payables using the discounted cash flow method. The Company classifies the valuation technique as Level 3 of fair value measurements, as it uses estimated cash flow input which is unobservable in the market.

Prepaid non-current assets and long-term payables

Prepaid non-current assets are financial assets with carrying values that approximate fair value because the impact of applying a discount rate to the carrying values would be immaterial. Long-term accounts payable are financial liabilities with carrying values that approximate fair value due to the change in fair value, after considering the discount rate, being immaterial. The rates of interest under Changyou’s agreements with lending banks were determined based on the prevailing interest rates in the market. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements of long-term bank loans. The Company estimated fair values of prepaid non-current assets and long-term accounts payable using the discounted cash flow method. The Company classifies the valuation technique as Level 3 of fair value measurements, as it uses estimated cash flow input which is unobservable in the market.

5.	Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Wireless	Sogou	Changyou	Total
Balance as of December 31, 2012
Goodwill	$42,093	$15,942	$2,047	$140,122	$200,204
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$22,247	$0	$2,047	$134,921	$159,215

Transactions in 2013
Foreign currency translation adjustment	1	0	6	329	336

Balance as of March 31, 2013	$22,248	$0	$2,053	$135,250	$159,551

Balance as of March 31, 2013
Goodwill	$42,094	$15,942	$2,053	$140,451	$200,540
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$22,248	$0	$2,053	$135,250	$159,551

6.	Taxation

Sohu and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Company are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Company’s operations, and generate most of the Company’s income.

The Company did not have any penalties or significant interest associated with tax positions for the three months ended March 31, 2013, nor did the Company have any significant unrecognized uncertain tax positions for the three months ended March 31, 2013.

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

Within the Sohu Group, five enterprises, consisting of Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Changyou’s China-based subsidiary Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Changyou’s China-based VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), qualified as NHTEs in 2008 and qualified upon re-application in 2011. Therefore, for these enterprises the income tax rate is 15% for 2013.

Two additional enterprises, Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), qualified as NHTEs in 2009 and qualified upon re-application in 2012. Therefore, for these enterprises the income tax rate is 15% for 2013 and 2014.

Related to Software Enterprises

Under the CIT Law, a Software Enterprise can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

As of March 31, 2013, Shenzhen 7Road, Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) and Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”) were “Software Enterprises” entitled to the beneficial tax treatment described above.

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

As of March 31, 2013, Changyou accrued deferred tax liabilities in the amount of $13.6 million for PRC withholding tax.

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

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of 34% or 35%. Subject to certain limitations, the net operating losses (“NOLs”) of a corporation taxable in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. At the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. Accordingly, to the extent that it has U.S. taxable income in 2013, the Company will begin to accrue U.S. corporate income tax in its consolidated statements of comprehensive income and make estimated tax payments as and when required by U.S. law.

7.	Commitments and Contingencies

Unconditional Obligation

In November 2009, Sohu entered into an agreement to purchase a Beijing office building to serve as the Company’s headquarters. Of the purchase price of approximately $128 million, $125 million had been paid as of March 31, 2013. In December 2011, the Company also entered into an agreement for technological infrastructure and fitting-out work for the office building for a contractual amount of approximately $28 million, of which $23 million had been paid as of March 31, 2013. In the first quarter of 2013, the contractor agreed to reduce the contractual amount for the technological infrastructure and fitting-out work by $3 million, leaving a remaining balance of $2 million. These $125 million and $23 million payments have been recognized as prepaid non-current assets in the Company’s consolidated balance sheets. The majority of the remaining $5 million for the office building and the technological infrastructure and fitting-out work will be settled after construction of the office building has been completed, title has been delivered to Sohu and the office building has passed a quality assurance period. The office building has been put to use in May 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price for the office building is approximately $161 million. As of March 31, 2013, $142 million had been paid and recognized as fixed assets. In accordance with the terms of the agreement, the remaining $19 million will be settled in the second quarter of 2013.

As of March 31, 2013, the Sohu Group also had commitments for video content purchases in the amount of $43 million, commitments for bandwidth purchases in the amount of $42 million, commitments for operating leases in the amount of $29 million and commitments for other content and service purchases in the amount of $13 million.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

In March 2008, the Sohu Group was sued by four major record companies, Sony BMG, Warner, Universal and Gold Label, which alleged that the Sohu Group provided music search links and download services that violated copyrights they owned. In the first quarter of 2013, the lawsuits were settled without any payment of damages by the Company.

Laws and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, online game, wireless and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect Sohu Group’s VIE structure are discussed in Note 8 - VIEs.

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

The Company consolidates in its consolidated financial statements all of the VIEs of which the Company is the primary beneficiary. The Company has one VIE that is not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary.

VIEs Consolidated within the Sohu Group

The Company has adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. The Company’s management made evaluations of the relationships between the Company and its VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of contractual arrangements with its consolidated VIEs, the Sohu Group controls the shareholders’ voting interests in those VIEs. As a result of such evaluation, the management concluded that the Sohu Group is the primary beneficiary of the VIEs which the Company consolidates.

All of the consolidated VIEs are incorporated and operated in the PRC, and are directly or indirectly owned by Dr. Charles Zhang, the Company’s Chairman and Chief Executive Officer, or other executive officers and employees of the Sohu Group identified below. Capital for the consolidated VIEs was funded by the Sohu Group through loans provided to Dr. Charles Zhang and those other executive officers and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Sohu Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Sohu Group at any time as requested by Sohu Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Sohu Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of March 31, 2013, the aggregate amount of these loans was $18.3 million.

Under its contractual arrangements with the consolidated VIEs, the Company has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of March 31, 2013, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $31.6 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting certain business in the PRC mainly through the consolidated VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

Basic Information

Corporate

a)	High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) is a holding company which was incorporated in 2001. As of March 31, 2013, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

b)	Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in 2002. As of March 31, 2013, the registered capital of Sohu Entertainment was $1.2 million and Xin Wang (Belinda Wang), the Company’s Co-President and Chief Operating Officer, and Ye Deng, a Vice President of the Company, held 80% and 20% interests, respectively, in this entity.

c)	Sohu Internet

Sohu Internet was incorporated in 2003 and is engaged in the provision of wireless services. As of March 31, 2013, the registered capital of Sohu Internet was $1.6 million and High Century and Sohu Entertainment held 75% and 25% interests, respectively, in this entity.

For the Online Advertising Business

Brand Advertising Business

d)	Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010 and is engaged in advertising services. As of March 31, 2013, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

e)	Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010 and is engaged in advertising services. As of March 31, 2013, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

f)	Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011 and is engaged in advertising services. As of March 31, 2013, the registered capital of Focus Yiju was $1.6 million and High Century held a 100% interest in this entity.

g)	Zhi Hui You

Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”) was incorporated in 2011 as “Beijing 17173 Network Technology Co., Ltd.” and was renamed on December 14, 2012. Zhi Hui You is engaged in technology development and advertising services. As of March 31, 2013, the registered capital of Zhi Hui You was $1.6 million and Jing Zhou and a third party entity each held a 50% interest in this entity.

h)	Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011 and is engaged in advertising services. As of March 31, 2013, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Chun Liu each held a 50% interest in this entity.

Search and Others Business

i)	Sogou Information

Sogou Information was incorporated in 2005. As of March 31, 2013, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Chief Executive Officer of Sogou, and Xianxian Hao each held a 50% interest in this entity.

For the Online Game Business

j)	Gamease

Gamease was incorporated in 2007. As of March 31, 2013, the registered capital of Gamease was $1.3 million and Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou held 60% and 40% interests, respectively, in this entity.

k)	Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of March 31, 2013, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

l)	Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of March 31, 2013, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

m)	Shenzhen 7Road

68.258% of Shenzhen 7Road was acquired by Gamease in 2011. In the second quarter of 2012, in connection with a reorganization of Shenzhen 7Road to create a Cayman Islands holding company structure, Shenzhen 7Road became a VIE of 7Road, which is a Cayman Islands company of which approximately 71.926% is owned by Changyou. Shenzhen 7Road is controlled by Changyou, and Changyou is a primary beneficiary of Shenzhen 7Road, as a result of contractual arrangements among Shenzhen 7Road, 7Road Technology, which is a PRC-based indirect wholly-owned subsidiary of 7Road, and the shareholders of Shenzhen 7Road. As of March 31, 2013, Gamease held shares representing 68.258% of Shenzhen 7Road and four executive officers of 7Road.com Limited collectively held shares representing 31.742% of Shenzhen 7Road.

For the Wireless Business

n)	GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was acquired in 2004 and is engaged in value added telecommunication services. As of March 31, 2013, the registered capital of GoodFeel was $1.2 million and James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

o)	21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of March 31, 2013, the registered capital of 21 East Beijing was $1.6 million and High Century held a 100% interest in this entity.

p)	Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of March 31, 2013, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	March 31, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents	$56,158	$62,638
Short-term investments	74,378	54,106
Accounts receivable, net	86,220	80,671
Other current assets	33,293	30,322
Intercompany receivables due from subsidiaries	147,530	109,728

Total current assets	397,579	337,465

Goodwill	126,804	126,516
Prepaid and other non-current assets	52,239	57,793

Total assets	$576,622	$521,774

LIABILITIES:
Accounts payable	$1,663	$6,958
Accrued and other short-term liabilities	75,074	105,322
Receipts in advance and deferred revenue	46,965	54,150
Intercompany payables due to subsidiaries	107,026	36,446

Total current liabilities	230,728	202,876

Other long-term liabilities	3,682	3,846

Total liabilities	$234,410	$206,722

	Three months ended March 31,
	2013	2012
Net revenue	$246,421	$188,027
Net income	$10,782	$23,527

For the table below, consolidated VIEs under the Brand advertising, Sogou, Wireless and Others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$404	$312
Net cash used in investing activities	$(11)	$(171)
Net cash provided by financing activities	$0	$0

Cash flows of Changyou’s VIEs	Three months ended March 31,
	2013	2012
Net cash provided by /(used in) operating activities	$14,271	$(1,672)
Net cash used in investing activities	$(20,860)	$(15,190)
Net cash provided by financing activities	$0	$0

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

VIE Not Consolidated within the Sohu Group

In December 2012, the Company acquired, for a price of $1.6 million, a 25% equity interest in a VIE to support the Company’s brand advertising business. Since the Company neither controls nor has significant influence over this VIE, the Company is not the primary beneficiary and, accordingly, the Company recognizes the investment under the equity method. In assessing its maximum exposure to a loss on the investment compared to the cost of its investment, the Company determined that it did not have further obligations exceeding the cost of the investment and that there were no terms of the investment arrangement that could require the Company to provide further financial support to the VIE.

9.	Sohu.com Inc. Shareholders’ Equity

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

On August 29, 2011, Sohu’s Board of Directors authorized a combined share purchase program of up to $100 million of outstanding shares of common stock of Sohu and /or the outstanding American depositary shares (“ADSs”) of Changyou over a one-year period from September 1, 2011 to August 31, 2012. As of the expiration of the program on August 31, 2012, the Company had repurchased 500,000 shares of its common stock, which is treated as treasury stock, for consideration of $29.2 million. The Company also had purchased 750,000 Changyou ADSs, representing 1,500,000 ordinary shares, for consideration of $25.7 million. The total consideration paid under the combined share purchase program was $54.9 million.

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

For the three months ended March 31, 2013 and 2012, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $0.7 million and $1.5 million, respectively.

i) Summary of share option activity

A summary of options activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2013 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2013	242	$19.36	1.91	$6,781
Exercised	(41)	11.86
Forfeited or expired	(1)	9.07

Outstanding at March 31, 2013	200	20.94	1.90	5,736

Vested at March 31, 2013	200	20.94	1.90	5,736

Exercisable at March 31, 2013	200	20.94	1.90	5,736

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $49.61 on March 31, 2013 and the exercise price of share options. The total intrinsic value of share options exercised for the three months ended March 31, 2013 was $1.5 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three months ended March 31, 2013 and 2012, no share-based compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three months ended March 31, 2013 and 2012, total cash received from the exercise of share options amounted to $493,437 and $40,000, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2000 Stock Incentive Plan as of and for the three months ended March 31, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	255	$61.27
Granted	0
Vested	(127)	61.27
Forfeited	(1)	61.27

Unvested at March 31, 2013	127	61.27

Expected to vest thereafter	95	61.27

For the three months ended March 31, 2013 and 2012, total share-based compensation expense recognized for restricted share units was $0.7 million and $1.5 million, respectively.

As of March 31, 2013, there was $1.7 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.5 years. The total fair value on their respective vesting dates of restricted share units vested during the three months ended March 31, 2013 and 2012 was $6.2 million and $8.6 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, the Company’s shareholders approved Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of March 31, 2013, 1,455,422 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the three months ended March 31, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	5	$70.88
Granted	14	48.75
Vested	0
Forfeited	(2)	70.88

Unvested at March 31, 2013	17	52.97

Expected to vest thereafter	16	51.99

For both the three months ended March 31, 2013 and 2012, total share-based compensation expense recognized for restricted share units was $0.2 million.

As of March 31, 2013, there was $0.7 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.6 years. The total fair value on their respective vesting dates of restricted share units vested both during the three months ended March 31, 2013 and 2012 was nil.

2) Changyou.com Limited Share-based Awards

Changyou’s 2008 Stock Incentive Plan

Changyou’s 2008 Stock Incentive Plan (the “Changyou 2008 Stock Incentive Plan”) originally provided for the issuance of up to 2,000,000 shares of ordinary shares, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. In March 2009, the 2,000,000 reserved ordinary shares were subject to a ten-for-one share split effected by Changyou and became 20,000,000 ordinary shares. Most of these awards vest over a period of four years. The maximum term of any issued stock right under the Changyou 2008 Stock Incentive Plan is ten years from the grant date.

As of March 31, 2013, Changyou had granted under the Changyou 2008 Stock Incentive Plan 15,000,000 ordinary shares to Tao Wang through Prominence Investments Ltd. (“Prominence”) and 4,781,552 restricted share units to certain of its executive officers other than Tao Wang, and to certain of its other employees. Prominence is an entity that may deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang.

For the three months ended March 31, 2013 and 2012, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.2 million and $1.2 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

For Changyou restricted ordinary shares granted to Tao Wang and to its executive officers other than Tao Wang before Changyou’s initial public offering, there was no unrecognized share-based compensation expense as of March 31, 2013, as these awards were fully vested in 2012.

For Changyou restricted share units granted to employees other than Tao Wang and these other executive officers before Changyou’s initial public offering, since they were not fully vested as of March 31, 2013, for the three months ended March 31, 2013 share-based compensation expense was recognized in Sohu’s consolidated statements of comprehensive income. The fair value of these restricted share units as of the grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per ordinary share.

A summary of activity for the restricted share units as of and for the three months ended March 31, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	81	$8.00
Granted	0
Vested	0
Forfeited	0

Unvested at March 31, 2013	81	8.00

Expected to vest thereafter	73	8.00

For the three months ended March 31, 2013 and 2012, total share-based compensation expense recognized for the above restricted share units was negative $0.3 million and $0.2 million, respectively. The negative $0.3 million was representing Changyou’s true-up of the shared-based compensation expense for forfeited restricted share units in first quarter of 2013.

As of March 31, 2013, there was no unrecognized share-based compensation expense related to the unvested restricted share units. The total fair value of restricted share units vested to Changyou’s employees on their respective vesting dates both during the three months ended March 31, 2013 and 2012 was nil.

Share-based Awards granted after Changyou’s Initial Public Offering

As of March 31, 2013, in addition to the share-based awards granted before Changyou’s initial public offering, Changyou had granted an aggregate of 1,585,552 restricted share units (settleable in ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the three months ended March 31, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	526	$13.30
Granted	36	14.57
Vested	(18)	17.14
Forfeited	(10)	12.11

Unvested at March 31, 2013	534	13.27

Expected to vest thereafter	516	13.25

For the three months ended March 31, 2013 and 2012, total share-based compensation expense recognized for the above 1,585,552 restricted share units was $0.5 million and $1.0 million, respectively.

As of March 31, 2013, there was $1.7 million of unrecognized compensation expense related to these unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.97 years. The total fair value of these restricted share units vested both during the three months ended March 31, 2013 and 2012 was $0.3 million.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”), which was amended on January 31, 2013. The amended Sogou 2010 Share Incentive Plan provides for the issuance of up to 32,700,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the Sogou 2010 Share Incentive Plan is ten years from the grant date. The Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of March 31, 2013, Sogou had issued options for the purchase of 30,534,500 ordinary shares.

Of the 30,534,500 issued share options, 22,364,500 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period; therefore, for purposes of recognition of share-based compensation expense, each installment is considered to be granted at that date. The remaining 8,170,000 share options will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an initial public offering of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the 8,170,000 share options that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended March 31, 2013, for the 8,170,000 share options that are subject to vesting upon the completion of Sogou’s IPO.

Performance targets were set for 2011 and 2012 and, accordingly, the options for those installments subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets for 2011 and 2012 were considered granted in 2011 and 2012, respectively, for purposes of recognition of share-based compensation expense. As of March 31, 2013, 18,500,900 share options issued by Sogou, were deemed to have been granted. As of March 31, 2013, the installment vesting upon Sogou’s achievement of performance targets set for 2011 and part of the installment vesting upon Sogou’s achievement of performance targets set for 2012 had become vested and exercisable because both the service period and the performance requirements had been met, and a portion of the vested shares has been exercised. Part of the installment vesting upon Sogou’s achievement of performance targets set for 2012 remained unvested, because the service period requirement had not been met.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the three months ended March 31, 2013 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2013	6,345	$0.001
Granted	7,200	0.625
Exercised	(5,121)	0.001
Forfeited or expired	(9)	0.001

Outstanding at March 31, 2013	8,415	0.535	9.71

Vested at March 31, 2013 and expected to vest thereafter	229

Exercisable at March 31, 2013	133

For the three months ended March 31, 2013 and 2012, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $16,000 and $21,000, respectively.

As of March 31, 2013, there was $22,000 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.34 years.

The fair value of the ordinary shares of Sogou was assessed using the income approach /discounted cash flow method, with a discount for lack of marketability, given that the shares underlying the award were not publicly traded at the time of grant, and was determined with the assistance of a qualified professional appraiser using management’s estimates and assumptions. This assessment required complex and subjective judgments regarding Sogou’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the grants were made.

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2013
Average risk-free interest rate	2.38%
Exercise multiple	3
Expected forfeiture rate (Post-vesting)	1.3%
Weighted average expected option life	10
Volatility rate	50.00%
Dividend yield	0%
Fair value	0.38

The Company estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In the Company’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. The Company estimated the forfeiture rate to be 1.3% for Sogou management’s share options granted as of March 31, 2013. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu management

Under an arrangement approved by the Boards of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of March 31, 2013, Sohu had issued options for the purchase of 11,173,000 Sogou ordinary shares to Sohu management and key employees under this arrangement.

Of the 11,173,000 issued share options, 8,773,000 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period; therefore, for purposes of recognition of share-based compensation expense, each installment is considered to be granted at that date. The remaining 2,400,000 share options will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the 2,400,000 share options that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three months ended March 31, 2013, for the 2,400,000 share options that are subject to vesting upon the completion of Sogou’s IPO.

Performance targets were set for 2011 and 2012 and, accordingly, the options for those installments vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets for 2011 and 2012 were considered granted in 2011 and 2012, respectively. As of March 31, 2013, 6,754,500 share options had been granted, the installment vesting upon Sogou’s achievement of performance targets set for 2011 and 2012 had become vested and exercisable because both the service period and the performance requirements had been met, and a portion of the vested shares had been exercised.

A summary of share option activity as of and for the three months ended March 31, 2013 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2013	2,178	$0.625
Granted	2,400	0.625
Exercised	(2,175)	0.625
Forfeited or expired	0

Outstanding at March 31, 2013	2,403	0.625	9.92

Vested at March 31, 2013	3

Exercisable at March 31, 2013	3

For both the three months ended March 31, 2013 and 2012, total share-based compensation expense recognized for share options under the arrangement was nil.

As of March 31, 2013, there was no unrecognized compensation expense as the options granted were fully vested.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2013
Average risk-free interest rate	2.39%
Exercise multiple	3
Expected forfeiture rate (Post-vesting)	0%
Weighted average expected option life	10
Volatility rate	50.00%
Dividend yield	0%
Fair value	0.38

Option Modification

In the first quarter of 2013, 15,000,000 share options granted under the Sogou 2010 Share Incentive Plan and 1,200,000 share options granted under the arrangement providing for Sogou share-based awards to Sohu management and key employees, or a total of 16,200,000 share options, were early exercised, and the resulting Sogou ordinary shares were transferred to a trust with the original option grantees as beneficiaries. The trust will distribute the shares to those beneficiaries in installments based on the vesting requirements under the original option agreements. Although this trust arrangement caused a modification of the terms of these share options, the modification was not considered substantive; therefore no incremental fair value related to these shares resulted from the modification, and the remaining share-based compensation expense for these shares will continue to be recognized over the original remaining vesting period.

4) Sohu Video Share-based Awards and 7Road Share-based Awards

See Note 3 - Share-Based Compensation Expense.

10.	Business Restructuring

7Road Transactions

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. Effective June 26, 2012, Shenzhen 7Road was reorganized into a Cayman Islands holding company structure where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgame (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. On June 21, 2012, Mr. Kai Cao, who was then 7Road’s Chief Executive Officer, surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding ordinary shares of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and the Group’s interest in 7Road increased to 71.926%. When the Company discusses 7Road and Shenzhen 7Road in this report, it treats the reorganization as if it had been effective upon Changyou’s initial acquisition of the equity interests of Shenzhen 7Road.

17173 Transaction

On December 15, 2011, Sohu closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”) for fixed cash consideration of $162.5 million. After the closing of the sale, Sohu continued to consolidate the results of operations of the 17173 Business in its consolidated financial statements.

Sogou Transactions

Sogou Restructuring

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

Sohu’s Shareholding in Sogou

Shareholding Control and Economic Interest

As of March 31, 2013, Sogou had outstanding a combined total of 225,772,755 ordinary shares and Series A preferred shares. As of March 31, 2013, Sogou shares held by Sohu consisted of 134,868,250 ordinary shares and 24,000,000 Series A preferred shares, or approximately 70% of the combined total of Sogou’s outstanding ordinary shares and Series A preferred shares. As Sogou’s controlling shareholder, Sohu consolidates Sogou in Sohu’s consolidated financial statements, but recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Sohu’s economic interest in Sogou, as well as the noncontrolling interest recognized for Sogou in Sohu’s consolidated financial statements, will continue to change as Sogou generates profit /(loss), and outstanding Sogou share options become vested and settled.

Dilutive Impact

As of March 31, 2013, a portion of the vested share options had been exercised. Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, the Sogou shares underlying share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on Sohu’s basic net income per share. Unvested share options with the performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on Sohu’s dilutive net income per share. See Note 13 - Net Income per Share.

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

Changyou Transactions

On April 7, 2009, Changyou completed an initial public offering of its ADSs on the NASDAQ Global Select Market under the symbol “CYOU.” Each of Changyou’s ADS represents two ordinary shares. After the completion of Changyou’s initial public offering, as Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated into those of Sohu for all periods presented.

As of March 31, 2013, Sohu held approximately 68% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 81% of the total voting power in Changyou. Therefore, Sohu consolidates Changyou in Sohu’s consolidated financial statements but recognizes noncontrolling interest reflecting shares held by shareholders other than Sohu.

As of March 31, 2013, Changyou had outstanding a combined total of 740,106 restricted share units. Because no ordinary shares will be issued with respect to these restricted share units until the restricted share units are vested and settled, the unvested restricted share units and vested restricted share units that have not yet been settled are not included as outstanding shares of Changyou and have no impact on Sohu’s basic net income per share. Unvested restricted share units and vested restricted share units that have not yet been settled do, however, have a dilutive impact on Sohu’s diluted net income per share. See Note 13 - Net Income per Share.

11.	Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011.

Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price if 7Road achieves specified performance milestones before the expiration of the put option and 7Road does not complete an initial public offering on NASDAQ, the NYSE or the HKEX. The put option will expire in 2014. Since the occurrence of the sale is not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in Sohu’s and Changyou’s consolidated financial statements.

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

On June 21, 2012, 7Road’s then Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding ordinary shares of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

Under ASC 480-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. The variance of $6.8 million caused by 7Road’s Chief Executive Officer’s surrender of shares was recorded as credit to additional paid-in capital.

For the three months ended March 31, 2013, an accretion charge of $10.7 million, compared to $1.1 million for the three months ended March 31, 2012, was recorded as net income attributable to the mezzanine classified noncontrolling interest shareholders in the statements of comprehensive income.

12.	Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Company which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (the “noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou from Sohu’s purchase of Changyou ADSs, are recorded as noncontrolling interest in Sohu’s consolidated balance sheets.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “noncontrolling shareholders”), Sogou’s net income /(loss) attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ original investments in Series A Preferred Shares are accounted for as a noncontrolling interest classified as permanent equity in Sohu’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) the terms of Sogou’s restructuring, and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba.

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012, noncontrolling interest in the consolidated balance sheets was $250.8 million and $231.0 million, respectively.

	As of
	March 31, 2013 (in thousands)	December 31, 2012 (in thousands)
Changyou	$230,478	$203,995
Sogou	18,208	24,645
Others	2,119	2,354

Total	$250,805	$230,994

Noncontrolling Interest of Changyou

As of March 31, 2013 and December 31, 2012, $230.5 million and $204.0 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, both representing a 32% economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of March 31, 2013 and December 31, 2012, $18.2 million and $24.6 million, respectively, noncontrolling interest was recognized in Sohu’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expenses, along with these shareholders’ investments in the Series A Preferred Shares issued by Sogou.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2013 and 2012, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $23.1 million and $16.6 million, respectively.

	Three Months Ended March 31,
	2013 (in thousands)	2012 (in thousands)
Changyou	$25,235	$19,845
Sogou	(1,929)	(3,071)
Others	(240)	(174)

Total	$23,066	$16,600

Noncontrolling Interest of Changyou

For the three months ended March 31, 2013 and 2012, $25.2 million and $19.8 million, respectively, in net income attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing a 32% and a 31%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended March 31, 2013 and 2012, $1.9 million and $3.1 million, respectively, in net loss attributable to the noncontrolling interest was recognized in Sohu’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

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

For the first quarter of 2013, the percentage used for the calculation of basic and dilutive net income per share was 67.5% and 67.1%, respectively. In the calculation of Sohu’s diluted net income per share, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease from 67.5% to 67.1%. As a result, Changyou’s net income attributable to Sohu on a diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

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

In the calculation of Sohu’s basic net income per share, Sogou’s net income /(loss) attributable to Sohu is determined according to the Sogou Series A Terms, the terms of the restructuring and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba. For the first quarter of 2013 and 2012, in the calculation of Sohu’s diluted net income per share, assuming a dilutive effect, the percentage of 71% and 62%, respectively, was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The above difference is presented as “incremental dilution from Sogou” in the table below.

The following table presents the calculation of Sohu’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income attributable to Sohu.com Inc., basic	$24,431	$23,108
Effect of dilutive securities:
Incremental dilution from Changyou	(325)	(951)
Incremental dilution from Sogou	(1,118)	(1,914)

Net income attributable to Sohu.com Inc., diluted	$22,988	$20,243

Denominator:
Weighted average basic common shares outstanding	38,169	38,084
Effect of dilutive securities:
Share options and restricted share units	260	401

Weighted average diluted common shares outstanding	38,429	38,485

Basic net income per share attributable to Sohu.com Inc.	$0.64	$0.61

Diluted net income per share attributable to Sohu.com Inc.	$0.60	$0.53

14.	Subsequent Events

On May 1, 2013, Changyou entered into a definitive agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, for aggregate fixed cash consideration of approximately $78 million. Following the closing of the acquisition, 7Road will be an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease will be the sole shareholder of 7Road’s VIE Shenzhen 7Road.

Effective with Changyou’s entering into the definitive acquisition agreement, Mr. Dewen Chen, Changyou’s President, was appointed as the Chairman and acting Chief Executive Officer of 7Road, and Mr. Kai Cao resigned as a director and as Chief Executive Officer of 7Road. Upon the closing of the acquisition, the former noncontrolling shareholders’ existing non-compete covenants with Changyou will be terminated, and an agreement will take effect under which the former noncontrolling shareholders agree, for a period of two years after the closing, to not solicit or hire existing employees of 7Road.

The acquisition is expected to close by May 31, 2013, subject to regulatory approvals and customary closing conditions specified in the definitive acquisition agreement.

15.	Recently Issued Accounting Pronouncements

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our group,” “Sohu” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox,” also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment,” formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK,” formerly known as TL Age Hong Kong Limited), Changyou.com Webgame (HK) Limited (“Changyou HK Webgame”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend” ,“believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Factors and Trends Affecting our Business

According to a report issued by the China Internet Network Information Center (“CNNIC”), the total number of Internet users in China had reached 564 million by December 31, 2012. The CNNIC report stated that the number of mobile Internet users in China had reached 420 million, indicating that mobile Internet has become the top channel for Internet users to access Websites in China, exceeding the number of desktop computer Internet users in China by 22 million. We believe that this large and expanding user base will continue to provide significant opportunities to expand our product offerings and to explore new revenue streams.

In China, online video is a top Internet application, with over 370 million users by December 31, 2012, according to CNNIC. We expect that brand advertisers will continue to allocate more advertising dollars to online video in order to exploit this growing market. In early 2012, to better employ market opportunities, we made a strategic decision to set up a dedicated advertising sales force for our online video business. In the fourth quarter of 2012, while we continue the restructuring of our video division, we completed the establishment of a dedicated video sales team and the transition was smooth. This new team is now fully functioning, and was able to start 2013 with sequential revenue growth in a traditionally slow first quarter. We expect growth in video advertising revenue to accelerate in 2013.

Our search and others business continued to grow, which was attributable to the growth of pay-for-click services, as well as online marketing services on the Sogou Web Directory. We expect our search and others business to sustain healthy revenue growth through the remainder of 2013.

We continue to be pleased with and optimistic regarding the growth and profitability of our online game business. We believe that our strong performance in the first quarter reflects the growth of the China online game industry as more people play games on PCs, on Internet browsers and on mobile devices. We also believe that it reflects the ongoing strength of our online games content as we are constantly updating our games based on user feedback, which helps to extend the popularity of our games in China. We also have made a successful transition from a pure-play game developer to a broad spectrum gaming company offering multiple types of games on different devices and owning the leading game information portal, 17173.com, in China. On May 1, 2013, Changyou entered into a definitive agreement to acquire all of the ordinary shares of 7Road.com Limited (“7Road”) held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, for aggregate fixed cash consideration of approximately $78 million. Following the closing of the acquisition, 7Road will be an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease will be the sole shareholder of 7Road’s VIE Shenzhen 7Road Technology Co., Ltd (“Shenzhen 7Road”).

Summary of Our Business

Online Advertising Business

Brand Advertising Business

Our brand advertising business offers to our users, over our matrices of Chinese language Web content and services, various products and services (such as free of charge content, including news, video, interactive community, and other competitive Internet services) across multiple internet-enabled devices, such as PCs, mobile phones and tablets.

The majority of our products and services are provided on the following platforms:

•	Sohu.com, a leading mass portal and media destination;

•	Focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal. Since December 15, 2011, 17173.com has been owned and operated by our majority-owned subsidiary Changyou.com Limited (“Changyou”).

Search and Others Business

Our search and others business, provided by our search subsidiary Sogou Inc. (“Sogou”), primarily offers customers pay-for-click services, as well as online marketing services on the Sogou Web Directory. Pay-for-click services enable our advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of our advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites.

Online Game Business

Our online game business is conducted via Changyou, a leading online game developer and operator in China. Changyou engages in the development, operation and licensing of online games, including massively multiplayer online games (“MMOGs”) and Web games. Changyou developed and operates Tian Long Ba Bu (“TLBB”), which is one of the most popular MMOGs in China. 7Road, which was an indirect majority-owned subsidiary of Changyou as of March 31, 2013 and will be an indirect wholly-owned subsidiary after the closing of the acquisition discussed under the heading “Business Restructuring” below, jointly operates its own Web games DDTank and Wartune (also known as “Shen Qu”) with third-party joint operators, and also directly operates Wartune through its Website. DDTank and Wartune are two popular Web games in China. For the first quarter of 2013, more than 70% of the revenues of Changyou’s online game business were derived from TLBB.

We depend on Changyou for a significant portion of our revenues, net income, and operating cash flow. For the first quarter of 2013, Changyou’s online game revenues were $167.4 million, which represented 54% of our total revenues. Net income contributed by Changyou for the quarter was $88.3 million, which represented 152% of our total net income.

Wireless Business

Our wireless business offers mobile related services through different types of wireless products to mobile phone users. The wireless products mainly consist of short messaging services (“SMS”), interactive voice response (“IVR”), mobile games, mobile video and Ring Back Tone (“RBT”). A majority of the content is purchased from third party content providers.

Others Business

Our others business are primarily generated from our business of offering Internet value-added services (“IVAS”) with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, our offering cinema advertisement slots to be shown in theaters before the screening of movies, and our sub-licensing of licensed video content to third parties.

Business Restructuring

7Road Transactions

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. Effective June 26, 2012, Shenzhen 7Road was reorganized into a Cayman Islands holding company structure where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgame (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. On June 21, 2012, Mr. Kai Cao, who was then 7Road’s Chief Executive Officer, surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding ordinary shares of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and the Group’s interest in 7Road increased to 71.926%. When we discuss 7Road and Shenzhen 7Road in this report, we treat the reorganization as if it had been effective upon Changyou’s initial acquisition of the equity interests of Shenzhen 7Road.

On May 1, 2013, Changyou entered into a definitive agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, for aggregate fixed cash consideration of approximately $78 million. Following the closing of the acquisition, 7Road will be an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease will be the sole shareholder of 7Road’s VIE Shenzhen 7Road.

Effective with Changyou’s entering into the definitive acquisition agreement, Mr. Dewen Chen, Changyou’s President, was appointed as the Chairman and acting Chief Executive Officer of 7Road, and Mr. Kai Cao resigned as a director and as Chief Executive Officer of 7Road. Upon the closing of the acquisition, the former noncontrolling shareholders’ existing non-compete covenants with Changyou will be terminated, and an agreement will take effect under which the former noncontrolling shareholders agree, for a period of two years after the closing, to not solicit or hire existing employees of 7Road.

The acquisition is expected to close by May 31, 2013, subject to regulatory approvals and customary closing conditions specified in the definitive acquisition agreement.

17173 Transaction

On December 15, 2011, we closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”) for fixed cash consideration of $162.5 million. After the closing of the sale, we continued to consolidate the results of operations of the 17173 Business in our consolidated financial statements.

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

As of March 31, 2013, the Sohu Group held 70% of the combined total of Sogou’s outstanding ordinary shares and Series A Preferred Shares. As we are Sogou’s controlling shareholder, we continue to consolidate Sogou in our consolidated financial statements, but recognize noncontrolling interest reflecting economic interest held by shareholders other than us.

Changyou Transactions

On April 7, 2009, Changyou completed an initial public offering of its ADSs on the NASDAQ Global Select Market under the symbol “CYOU.” Each of Changyou’s ADS represents two ordinary shares. After the completion of Changyou’s initial public offering, as we are Changyou’s controlling shareholder, Changyou’s financial results have been consolidated into ours for all periods presented.

As of March 31, 2013, we held approximately 68% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 81% of the total voting power in Changyou. Therefore, we consolidate Changyou in our consolidated financial statements but recognize noncontrolling interest reflecting shares held by shareholders other than us.

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

Basis of Consolidation and Recognition of Noncontrolling Interest

Our consolidated financial statements include the accounts of Sohu.com Inc. and its direct and indirect wholly-owned and majority-owned subsidiaries and consolidated variable interest entities (“VIEs”). All intercompany transactions are eliminated.

We have adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For the consolidated VIEs, our management made evaluations of the relationships between us and our VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIEs. We have one VIE that is not consolidated by us, since we are not the primary beneficiary.

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholder. Currently, the noncontrolling interests in our consolidated financial statements primarily consist of noncontrolling interests for Changyou and Sogou.

Noncontrolling Interest for Changyou

To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in our consolidated statements of comprehensive income, based on their share of the economic interests in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou from Sohu’s purchase of Changyou ADSs, are recorded as noncontrolling interest in our consolidated balance sheets.

Noncontrolling Interest for Sogou

To reflect the economic interest in Sogou held by shareholders other than Sohu (“noncontrolling shareholders”), Sogou’s net income /loss attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ investments in Series A Preferred Shares are accounted for as a noncontrolling interest classified as permanent equity in our consolidated balance sheets, as redemption of the noncontrolling interest is solely within our control. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”), the terms of Sogou’s restructuring, and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba. By virtue of these terms, as Sogou has been losing money since its restructuring, the net losses have been and will be allocated in the following order:

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

Before September 1, 2012, our online advertising revenues were subject to PRC business tax (“Business Tax”). Our online advertising revenues were recognized after deducting agent rebates and applicable Business Tax and related surcharges. Business Tax is imposed primarily on revenues from the provision of taxable services and is calculated by multiplying the applicable tax rate by gross revenue. Effective September 1, 2012, the PRC Ministry of Finance and the State Administration of Taxation launched a Business Tax to Value Added Tax (“VAT”) Transformation Pilot Program (“Pilot Program”) for certain industries in eight regions, including Beijing and Tianjin. VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the input VAT for the period. Hence, the amount of VAT payable does not result directly from output VAT generated from goods sold or taxable labor services provided. With the adoption of the Pilot Program, our online advertising revenues are subject to VAT. Our online advertising revenues are now recognized after deducting agent rebates and net of VAT and related surcharges.

Brand Advertising Revenues

Business Model

Currently the brand advertising business has two main types of pricing models, consisting of the Fixed Price Model and the Cost Per Impression (“CPM”) pricing model. Under the Fixed Price Model, a contract is signed to establish a fixed price for the advertising services to be provided. Under the CPM pricing model, the total contract amount for the advertising services is not fixed. Instead, a fixed price is stated for each qualifying display. Advertisers using the CPM pricing model pay us based on the number of qualifying displays of their advertisements appearing on our Websites, and we recognize as revenue the fees charged to advertisers each time their advertisements are displayed on the Websites, on the condition that each display meets certain selected criteria imposed by advertisers. We provide advertisement placements to our advertisers on our different Website channels and in different formats, which can include, among other things, banners, links, logos, buttons, full screen, pre-roll, post-roll, and mid-roll video screens, as well as pause video screens.

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

Before 2011, since almost all of the elements were delivered within one calendar quarter, we treated all elements of advertising contracts as one single unit of accounting for revenue recognition purposes. Commencing January 1, 2011, in accordance with ASU No.2009 -13, we treat advertising contracts with multiple deliverable elements as separate units of accounting for revenue recognition purposes and to recognize revenue on a periodic basis during the contract when each deliverable service is provided. Since the contract price is for all deliverables, we allocate the arrangement consideration to all deliverables at the inception of the arrangement on the basis of their relative selling prices. Since the number of advertising contracts that covered more than one quarter and the revenues from advertising contracts that covered more than one quarter were immaterial compared to the total advertising contracts, the impact of adoption of ASU No.2009-13 to us is immaterial.

Search and Others Revenues

Search and others services mainly include pay-for-click services, as well as online marketing services on the Sogou Web Directory.

Pay-for-click Services

Pay-for-click services are services that enable our advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. For pay-for-click services, we introduce Internet users to our advertisers through our auction based pay-for-click systems and charge advertisers on a per click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per click basis when the users click on the displayed links.

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

Sogou Website Alliance

Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of advertisers’ Website links or advertisements by leveraging traffic on Sogou Website Alliance members’ Websites. We recognize gross revenue for the amount of fees we receive from advertisers. Payments made to Sogou Website Alliance members are included in cost of search and others revenues as traffic acquisition costs. Determining whether revenue should be reported gross or net is based on an assessment of various factors. The primary factor is whether we are acting as the principal in offering services to the customer or we are acting as an agent in the transaction. For pay-for-click services we recognize gross revenue, as we have the primary responsibility for fulfillment and acceptability. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. We pay Sogou Website Alliance members based on either revenue-sharing arrangements, under which we pay a percentage of pay-for-click revenues generated from clicks by users of their properties, or on a pre-agreed unit price.

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

Wireless Revenues

Our wireless revenues are generated from the provision of mobile-related services through different types of wireless products to mobile phone users. The wireless products mainly consist of SMS, IVR, mobile games, mobile video and RBT. In order to deliver our products to mobile phone users, we sign contracts with China Mobile Communications Corporation, China United Network Communication Group Company Limited, China Telecom Corporation and their subsidiaries and other small mobile network operators (collectively, the “China mobile network operators”). We obtain fees from the China mobile network operators, which charge users on a monthly or per message /download basis for wireless services we provide. After the receipt of service fees from China mobile network operators, we make payments to third party wireless service alliance and content providers based on revenue-sharing arrangements.

Currently, a majority of our wireless revenues are recorded on a gross basis, as we have the primary responsibility for fulfillment and acceptability of the wireless services.

Wireless revenues are recognized in the month in which the service is performed, provided that no significant obligations remain. For the amount of revenues to be recognized, we rely on billing confirmations issued by the China mobile network operators. If at the end of each reporting period, an operator has not yet issued such billing confirmations, we estimate the amount of collectable wireless service fees and recognize revenue. When we later receive billing confirmations, we record a true-up accounting adjustment. For the three months ended March 31, 2013, 87% of our estimated wireless revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the wireless service fees, net of its service fees, to us.

Others Revenues

Others revenues are primarily generated from our business of offering IVAS with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, our offering cinema advertisement slots to be shown in theaters before the screening of movies, and our sub-licensing of licensed video content to third parties.

Revenues from IVAS

We offer Web games developed by third-party developers and generate revenues from the provision of IVAS, including promotion, access maintenance and payment services, to third-party developers. Under revenue-sharing agreements that we sign with third-party developers, we collect payments from the end users for items sold, keep a pre-agreed percentage of the proceeds and remit the balance to the third-party developers. Revenues from IVAS are recognized when our obligations under the agreements and all other revenue recognition criteria have been met.

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

Sohu Video Share-based Awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of March 31, 2013, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan. However, as of March 31, 2013, the restructuring of Sohu’s video division was still in process and certain significant factors remained uncertain. For purposes of ASC 718, no grant date is established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the video division’s restructuring plan has been substantially fixed, so that the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for. As a result, on the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the three months ended March 31, 2013.

7Road Share-based Awards

On July 10, 2012, 7Road adopted a 2012 Share Incentive Plan (the “7Road 2012 Share Incentive Plan”), which initially provided for the issuance to selected directors, officers, employees, consultants and advisors of 7Road of up to 5,100,000 ordinary shares of 7Road (amounting to 5.1% of the then outstanding 7Road shares on a fully-diluted basis). On November 2, 2012, 7Road’s Board of Directors and its shareholders approved an increase from 5,100,000 to 15,100,000 ordinary shares (amounting to 13.7% of the then outstanding 7Road shares on a fully-diluted basis) under the 7Road 2012 Share Incentive Plan. As of March 31, 2013, 2,546,250 restricted share units had been granted under the plan. Such restricted share units will not be vested until 7Road’s completion of a firm commitment underwritten initial public offering (the “IPO”) of its shares resulting in a listing on an internationally recognized exchange and the expiration of all underwriters’ lockup periods applicable to the IPO. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these restricted share units until the completion of an IPO, and hence no share-based compensation expense was recognized for the quarter ended March 31, 2013.

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

Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to distribute all of its 2012 earnings and a portion of its 2013 earnings, respectively, to its overseas parent company, Changyou.com HK Limited (“Changyou HK”). Based on an assessment performed pursuant to requirements specified by PRC tax authorities, Changyou concluded that it was more likely than not that such distribution would be subject to 5% withholding tax. As of March 31, 2013, Changyou had accrued deferred tax liabilities in the amount of $13.6 million for withholding taxes associated with this distribution plan.

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

Under ASC 605-45, the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision determined by management. As VAT imposed on brand adverting and search revenues and VAT imposed on 7Road’s revenues from the sale of software are considered as substantially different in nature, we determined that it is reasonable to apply the guidance separately for these two types of VAT. The basis for this determination is that VAT payable on brand advertising and search revenues is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier), which is a component of our costs for providing the brand advertising and search services. On the other hand, VAT payable by 7Road is in effect at 3% of the applicable revenues from the sale of software, irrespective of the availability of any input VAT, under preferential VAT treatment provided to 7Road by the local tax bureau. In this regard, we believe the VAT payable by 7Road is more akin to a sales tax than typical VAT. As a result, we adopted the net presentation method for our brand advertising and search businesses both before and after the implementation of the Pilot Program, and for the revenues of 7Road deemed to be derived from the sale of software we adopted the gross presentation method before and after the implementation of the Pilot Program.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of 34% or 35%. Subject to certain limitations, the net operating losses (“NOLs”) of a corporation taxable in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. Accordingly, to the extent that Sohu.com Inc. has U.S. taxable income in 2013, we will begin to accrue U.S. corporate income tax in our consolidated statements of comprehensive income and make estimated tax payments as and when required by U.S. law.

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

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

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

Restricted time deposits

Changyou bridge loans from offshore banks secured by time deposits

As of March 31, 2013 we had, through Changyou, bridge loans from offshore banks. These bridge loans are secured by RMB deposits in onshore branches of those banks. The bridge loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets. Restricted time deposits are valued based on the prevailing interest rates in the market.

Collateral related to Sogou incentive shares trust arrangements

In February 2013, we deposited $9 million in cash into a restricted time deposits account at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities are intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. We are not subject to any additional potential payments other than the restricted time deposits amount, and believe that the fair value of our guarantee liability is immaterial. The restricted time deposits are valued based on the prevailing interest rates in the market.

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

Prepaid non-current Assets

Prepaid non-current assets primarily include prepayments for the office buildings to be built as our and Changyou’s headquarters before they are recognized as fixed assets, prepayments for the technological infrastructure and fitting-out of our office building before they are recognized as fixed assets, and prepaid PRC income tax arising from the sale of certain assets associated with the 17173 Business by us to Changyou. Since the sale of the 17173 Business was between entities that are included in our consolidated financial statements, it was considered an “intra-entity transaction” and, under ASC 810-10, income taxes paid should be deferred. Accordingly, we recorded income tax related to the sale of the 17173 Business as prepaid PRC income tax. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173 Business-related assets sold to Changyou.

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

Our Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders will have the right to put their equity interests in 7Road to Changyou at a pre-determined price if 7Road achieves specified performance milestones before the expiration of the put option and 7Road does not complete an initial public offering on NASDAQ, the NYSE or the HKEX. The put option will expire in 2014. Since the occurrence of the sale is not solely within the control of Changyou, we classify the noncontrolling interest as mezzanine equity instead of permanent equity in our and Changyou’s consolidated financial statements.

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

On June 21, 2012, 7Road’s then Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding ordinary shares of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

Under ASC 480-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. The variance of $6.8 million caused by 7Road’s Chief Executive Officer’s surrender of shares was recorded as credit to additional paid-in capital.

For the three months ended March 31, 2013, an accretion charge of $10.7 million, compared to $1.1 million for the three months ended March 31, 2012, was recorded as net income attributable to the mezzanine classified noncontrolling interest shareholders in the statements of comprehensive income.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Reclassification of revenues and costs related to Changyou IVAS

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games by the 17173 business were reclassified from the online game business to IVAS in the others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $1.5 million for revenues and $0.6 million for costs for the three months ended March 31, 2012.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012		2013 VS 2012

Revenues:
Online advertising:
Brand advertising	$80,237	26%	$60,968	27%	$19,269
Search and others	36,052	12%	21,637	10%	14,415

Subtotal of online advertising Revenues	116,289	38%	82,605	37%	33,684

Online game	167,421	55%	125,968	55%	41,453
Wireless	13,773	4%	13,351	6%	422
Others	10,113	3%	4,680	2%	5,433

Total revenues	$307,596	100%	$226,604	100%	$80,992

Total revenues were $307.6 million for the three months ended March 31, 2013, compared to $226.6 million for the three months ended March 31, 2012. The year-on-year increase in total revenues for the first quarter of 2013 was $81.0 million. The increase was mainly attributable to increases in online game revenues and online advertising revenues.

Online Advertising Revenues

Online advertising revenues were $116.3 million for the three months ended March 31, 2013, compared to $82.6 million for the three months ended March 31, 2012. The year-on-year increase in online advertising revenues for the first quarter of 2013 was $33.7 million. The increase was mainly attributable to increases in brand advertising revenues and search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $80.2 million for the three months ended March 31, 2013, compared to $61.0 million for the three months ended March 31, 2012. The year-on-year increase in brand advertising revenues for the first quarter of 2013 was $19.2 million. The increase was mainly attributable to an increase in revenues from the sectors of real estate and fast-moving consumer goods industries.

We expect brand advertising revenues to increase in the second quarter of 2013, compared to the first quarter of 2013.

Search and Others Revenues

Search and others revenues were $36.1 million for the three months ended March 31, 2013, compared to $21.6 million for the three months ended March 31, 2012. The year-on-year increase in search and others revenues for the first quarter of 2013 was $14.5 million. The increase was mainly contributed by pay-for-click services, as well as online marketing services on the Sogou Web Directory, both as a result of increased traffic and improved monetization of traffic.

We expect search and others revenues to increase in the second quarter of 2013, compared to the first quarter of 2013.

Online Game Revenues

Online game revenues were $167.4 million for the three months ended March 31, 2013, compared to $126.0 million for the three months ended March 31, 2012. The year-on-year increase in online game revenues for the first quarter of 2013 was $41.4 million. The increase was mainly due to the growth momentum of TLBB and Wartune in the first quarter of 2013. For the three months ended March 31, 2013, average revenue per active paying account of our games in China increased by 77% to RMB399, from RMB225 for the three months ended March 31, 2012.

We expect online game revenues to be flat in the second quarter of 2013, compared to the first quarter of 2013.

Wireless Revenues

Wireless revenues were $13.8 million for the three months ended March 31, 2013, compared to $13.4 million for the three months ended March 31, 2012. The year-on-year increase in wireless revenues for the first quarter of 2013 was $0.4 million.

We expect wireless revenues to increase in the second quarter of 2013 compared to the first quarter of 2013.

Others Revenues

Revenues for other services were $10.1 million for the three months ended March 31, 2013, compared to $4.7 million for the three months ended March 31, 2012. The year-on-year increase in others revenues for the first quarter of 2013 was $5.4 million. The increase was mainly due to increased revenues from IVAS and sub-licensing of licensed video content.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012		2013 VS 2012

Cost of revenues:
Online advertising:
Brand advertising	$44,878	43%	$36,892	46%	$7,986
Search and others	20,792	20%	13,128	17%	7,664

Subtotal of cost of online advertising revenues	65,670	63%	50,020	63%	15,650

Online game	22,650	22%	15,831	20%	6,819
Wireless	9,271	9%	8,853	11%	418
Others	5,938	6%	4,818	6%	1,120

Total cost of revenues	$103,529	100%	$79,522	100%	$24,007

Total cost of revenues was $103.5 million for the three months ended March 31, 2013, compared to $79.5 million for the three months ended March 31, 2012. The increase in total cost of revenues for the first quarter of 2013 was $24.0 million. The increase was mainly attributable to increases in cost of online advertising revenues and cost of online game revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $65.7 million for the three months ended March 31, 2013, compared to $50.0 million for the three months ended March 31, 2012. The year-on-year increase in cost of online advertising revenues for the first quarter of 2013 was $15.7 million. The increase was mainly attributable to increases in cost of brand advertising and search and others revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of amortization of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $44.9 million for the three months ended March 31, 2013, compared to $36.9 million for the three months ended March 31, 2012. The year-on-year increase in cost of brand advertising revenues for the first quarter of 2013 was $8.0 million. The increase mainly consisted of a $3.5 million increase in salary and benefits expenses, a $3.2 million increase in amortization of content and license costs, a $0.7 million increase in depreciation expenses, and a $0.5 million increase in bandwidth leasing costs.

Our brand advertising gross margin was 44% and 39%, respectively, for the three months ended March 31, 2013 and 2012. The increase in our brand advertising gross margin was mainly due to the growth in brand advertising revenues having been faster than the increase in cost of brand advertising revenues.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and others revenues was $20.8 million for the three months ended March 31, 2013, compared to $13.1 million for the three months ended March 31, 2012. The year-on-year increase in cost of search and others revenues for the first quarter of 2013 was $7.7 million. The increase mainly consisted of a $5.0 million increase in traffic acquisition costs, a $1.4 million increase in depreciation expenses, a $0.9 million increase in bandwidth leasing costs along with increased traffic volume, and a $0.4 million increase in salary and benefits expenses.

Our search and others gross margin was 42% and 39%, respectively, for the three months ended March 31, 2013 and 2012. The increase in our search and others gross margin was mainly due to higher revenues from the improved monetization of traffic and lower percentage of traffic acquisition costs in cost of search and others revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing charges, depreciation expenses, revenue-based royalty payments to game developers, and Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs.

Cost of online game revenues was $22.7 million for the three months ended March 31, 2013, compared to $15.8 million for the three months ended March 31, 2012. The year-on-year increase in cost of online game revenues for the first quarter of 2013 was $6.9 million. The increase mainly consisted of a $3.3 million increase in salary and benefits expenses, a $1.4 million increase in Business Tax and VAT, and a $1.3 million increase in bandwidth leasing costs.

Our online game gross margin was 86% and 87%, respectively, for the three months ended March 31, 2013 and 2012.

Cost of Wireless Revenues

Cost of wireless revenues mainly consists of revenue-sharing payments (which include payments to third party wireless service alliances and content providers), collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of wireless revenues was $9.3 million for the three months ended March 31, 2013, compared to $8.9 million for the three months ended March 31, 2012. The year-on-year increase in cost of wireless revenues for the first quarter of 2013 was $0.4 million.

The collection charges and transmission fees varied between China mobile network operators. The collection charges and transmission fees mainly include (i) a gateway fee of $0.008 to $0.032 per message in both the first quarter of 2013 and 2012, depending on the volume of the monthly total wireless messages, and (ii) a collection fee of 15% to 87% of total fees collected by China mobile network operators from mobile phone users (with the residual paid to us) in both the first quarter of 2013 and 2012.

Our wireless gross margin was 33% and 34%, respectively, for the three months ended March 31, 2013 and 2012.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots, charges for impairment of intangible assets and amortization of sub-licensing cost.

Cost of revenues for other services was $5.9 million for the three months ended March 31, 2013, compared to $4.8 million for three months ended March 31, 2012. The year-on-year increase in cost of revenues for the first quarter of 2013 was $1.1 million. The increases were mainly due to amortization of sub-licensing cost and payments for the cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012		2013 VS 2012
Operating expenses:
Product development	$51,819	39%	$38,593	40%	$13,226
Sales and marketing	58,723	44%	38,654	41%	20,069
General and administrative	22,589	17%	17,794	19%	4,795

Total operating expenses	$133,131	100%	$95,041	100%	$38,090

Total operating expenses were $133.1 million for the three months ended March 31, 2013, compared to $95.0 million for the three months ended March 31, 2012. The year-on-year increase in total operating expenses for the first quarter of 2013 was $38.1 million. The increases were mainly due to increases in sales and marketing expenses and product development expenses.

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

Product development expenses were $51.8 million for the three months ended March 31, 2013, compared to $38.6 million for the three months ended March 31, 2012. The year-on-year increase in product development expenses for the first quarter of 2013 was $13.2 million. The increase mainly consisted of a $13.6 million increase in salary and benefits expenses, offset by a 0.8 million decrease in share-based compensation expenses.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $58.7 million for the three months ended March 31, 2013, compared to $38.7 million for the three months ended March 31, 2012. The year-on-year increase in sales and marketing expenses for the first quarter of 2013 was $20.0 million. The increase mainly consisted of a $10.2 million increase in advertising and promotional expenditures as a result of increased marketing and promotion activities, an $8.4 million increase in salary and benefits expenses, and a $1.2 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, and facility expenses.

General and administrative expenses were $22.6 million for the three months ended March 31, 2013, compared to $17.8 million for the three months ended March 31, 2012. The year-on-year increase in general and administrative expenses for the first quarter of 2013 was $4.8 million. The increase mainly consisted of a $3.6 million increase in professional service fees, a $2.7 million increase in salary and benefits expenses, and a $1.2 million increase in travel expenses, offset by a $2.9 million decrease in bad debt expenses.

Share-based Compensation Expense

Sohu, Changyou, Sogou, Sohu Video and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and /or expenses for the three months ended March 31, 2013 and March 31, 2012, respectively, as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2013	2012
Cost of revenues	$70	$270
Product development expenses	350	1,172
Sales and marketing expenses	172	534
General and administrative expenses	494	954

	$1,086	$2,930

Share-based compensation expense recognized for share awards of Sohu, Changyou, Sogou, Sohu Video and 7Road, was as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation expense	2013	2012
For Sohu share-based awards	$861	$1,703
For Changyou share-based awards	209	1,206
For Sogou share-based awards	16	21
For Sohu Video share-based awards	0	0
For 7Road share-based awards	0	—

	$1,086	$2,930

For Sohu share options, as of March 31, 2013 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of March 31, 2013, there was $2.4 million of unrecognized compensation expense.

For Changyou share-based awards, as of March 31, 2013, there was $1.7 million of unrecognized compensation expense.

For Sogou share-based awards, as of March 31, 2013, there was $0.02 million of unrecognized compensation expense.

No share-based compensation expense was recognized for the three months ended March 31, 2013 with respect to outstanding Sohu Video share options, because under U.S. GAAP no grant of options is deemed to have occurred as of that date as key terms of the options had not been agreed to.

No share-based compensation expense was recognized for the three months ended March 31, 2013 with respect to outstanding 7Road restricted share units, because completion of an initial public offering by 7Road is a condition of vesting of those restricted share units, an initial public offering is not considered probable until it has occurred and under U.S. GAAP, no share-based compensation expense should be accrued until the occurrence of a performance condition is probable.

Operating Profit

As a result of the foregoing, our operating profit was $70.9 million for the three months ended March 31, 2013, compared to $52.0 million for the three months ended March 31, 2012.

Other Income

Other income was $2.5 million for the three months ended March 31, 2013, compared to $1.6 million for the three months ended March 31, 2012.

Interest Income

Interest income was $6.7 million for the three months ended March 31, 2013, compared to $6.5 million for the three months ended March 31, 2012.

Income Tax Expense

Income tax expense was $20.0 million for the three months ended March 31, 2013, compared to $18.7 million for the three months ended March 31, 2012.

The year-on-year increase in income tax expense in the first quarter of 2013 was mainly due to an increase in U.S. corporate income tax expense of Sohu.com Inc. and an increase in PRC corporate income tax expense of the Sohu Group’s China-based operations, with a decrease in the utilization of excess tax benefits from share-based compensation arrangements, which was nil in the first quarter of 2013.

Net Income

Net income was $58.2 million for the three months ended March 31, 2013, compared to $40.8 million for the three months ended March 31, 2012.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $23.1 million for the three months ended March 31, 2013, compared to $16.6 million for the three months ended March 31, 2012.

The year-on-year increase in net income attributable to noncontrolling interest was mainly due to increased net income of Changyou.

We expect the noncontrolling interest recognized for Changyou to decrease in the second quarter of 2013, compared to the first quarter of 2013, due to a decrease in Changyou’s net income expected to result from increased salary and benefits expenses and more marketing and promotions.

We expect the noncontrolling interest recognized for Sogou to remain at a low level.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $24.4 million for the three months ended March 31, 2013, compared to $23.1 million for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investments in debt securities, as well as the cash flows generated from our operations. Cash equivalents primarily comprise time deposits.

As of March 31, 2013, we had cash and cash equivalents, short-term investments and investments in debt securities of approximately $951.7 million. In addition, as of March 31, 2013 we had, through Changyou, bridge loans from offshore banks in the principal amount of $270 million. These bridge loans are secured by RMB deposits in onshore branches of those banks in the total amount of $278 million.

As of March 31, 2012, we had cash and cash equivalents, short-term investments and investment in debt securities of approximately $871.2 million.

In November 2009, we entered into an agreement to purchase a Beijing office building to serve as our headquarters. Of the purchase price of approximately $128 million, $125 million had been paid as of March 31, 2013. In December 2011, we also entered into an agreement for technological infrastructure and fitting-out work for the office building for a contractual amount of approximately $28 million, of which $23 million had been paid as of March 31, 2013. In the first quarter of 2013, the contractor agreed to reduce the contractual amount for the technological infrastructure and fitting-out work by $3 million, leaving a remaining balance of $2 million. These $125 million and $23 million payments have been recognized as prepaid non-current assets in our consolidated balance sheets. The majority of the remaining $5 million for the office building and the technological infrastructure and fitting-out work will be settled after construction of the office building has been completed, title has been delivered to us and the office building has passed a quality assurance period. The office building has been put to use in May 2013.

In August 2010, Changyou entered into an agreement to purchase a Beijing office building to serve as its headquarters. The purchase price for the office building is approximately $161 million. As of March 31, 2013, $142 million had been paid and recognized as fixed assets. In accordance with the terms of the agreement, the remaining $19 million will be settled in the second quarter of 2013.

As of March 31, 2013, the Sohu Group also had commitments for video content purchases in the amount of $43 million, commitments for bandwidth purchases in the amount of $42 million, commitments for operating leases in the amount of $29 million and commitments for other content and service purchases in the amount of $13 million.

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

Our cash flows were summarized below (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$46,768	$73,292
Net cash used in investing activities	(103,380)	(35,181)
Net cash provided by /(used in) financing activities	17,185	(10,755)
Effect of exchange rate change on cash and cash equivalents	4,222	1,481

Net (decrease)/ increase in cash and cash equivalents	(35,205)	28,837
Cash and cash equivalents at beginning of period	833,535	732,607

Cash and cash equivalents at end of period	$798,330	$761,444

Net Cash Provided by Operating Activities

For the three months ended March 31, 2013, $46.8 million net cash provided by operating activities was primarily attributable to our net income of $58.2 million, adjusted by non-cash items of depreciation and amortization of $27.2 million, share-based compensation expense of $1.1 million, and impairment of other intangible assets of $0.4 million, offset by a decrease in cash from working capital items of $38.2 million, income from investments in debt securities of $1.4 million, and other miscellaneous non-cash expenses of $0.5 million.

For the three months ended March 31, 2012, $73.3 million net cash provided by operating activities was primarily attributable to our net income of $40.8 million, adjusted by non-cash items of share-based compensation expense of $2.9 million, depreciation and amortization of $26.1 million, impairment of intangible assets of $0.6 million, provision for allowance for doubtful accounts of $3.0 million, and an increase in cash from working capital items of $2.3 million, offset by a decrease in cash of $1.4 million income from investments in debt securities and $1.0 million from excess tax benefits.

In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and a cash inflow from financing activities. Realizing these benefits reduces the amount of taxes payable and does not otherwise affect cash flows.

Net Cash Used in Investing Activities

For the three months ended March 31, 2013, $103.4 million net cash used in investing activities was primarily attributable to $47.0 million used to acquire fixed assets and intangible assets (including a $2.3 million payment for the office building acquired by Sohu and a $16.0 million payment for the office building acquired by Changyou), $30.8 million in restricted time deposits used as collateral for Changyou bridge loans from offshore banks, $9.0 million in restricted time deposits used as collateral for credit facilities provided by banks to certain Sogou employees, and $18.0 million used for short-term investments, offset by income from investments in debt securities of $1.4 million described above under the heading “Net Cash Provided by Operating Activities.”

For the three months ended March 31, 2012, $35.2 million net cash used in investing activities was primarily attributable to $23.5 million used in acquiring fixed assets and intangible assets, and $11.7 million used for the purchase of short-term investments.

Net Cash Provided by /(Used in) Financing Activities

For the three months ended March 31, 2013, $17.2 million net cash provided by financing activities was primarily attributable to $30.0 million of Changyou bridge loans from offshore banks, $5.2 million in proceeds received from early exercise of share-based awards in subsidiary, $1.3 million from the exercise of share-based awards in a subsidiary, and $0.4 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, offset by $19.7 million used for contingent consideration paid by Changyou to 7Road’s noncontrolling shareholders.

For the three months ended March 31, 2012, $10.8 million net cash used in financing activities was primarily attributable to $12.6 million used for the repurchase of our common stock and $0.2 million from other cash payments relating to financing activities, offset by a $1.0 million from the exercise of share-based awards in subsidiary, and $1.0 million excess tax benefits mentioned above under the heading “Net Cash Provided by Operating Activities.”

Restrictions and Limitations on Cash Available to Sohu.com Inc.

To fund any cash requirements it may have, Sohu.com Inc may need to rely on dividends and other distributions on equity paid by our wholly-owned subsidiary Sohu.com Limited or our majority-owned subsidiary Changyou.com Limited. Since substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and VIEs, Sohu.com Limited and Changyou.com Limited may need to rely on dividends, loans or advances made by our PRC subsidiaries in order to make dividends and other distributions to us.

The ability of Sohu.com Limited and Changyou.com Limited to receive dividends and distributions from our China-based subsidiaries and VIEs, and the amount of cash available for distribution to, and use by, Sohu.com Inc., are subject to certain restrictions and limitations related to PRC law, our VIE structure and U.S. corporate income tax. We do not expect any of such restrictions or taxes to have a material impact on our ability to meet our cash obligations.

PRC profit appropriation, withholding tax on dividends and regulation of foreign currency exchange

Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our China-based subsidiaries, which are wholly foreign-owned enterprises (“WFOEs”) under PRC law, are also required to set aside each year to their general reserves at least 10% of their after-tax profit based on PRC accounting standards, until the cumulative amount reaches 50% of their paid-in capital. These reserves may not be distributed as cash dividends, or as loans or advances. Our WFOEs may also allocate a portion of their after-tax profits, at the discretion of their Boards of Directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed to Sohu.com Limited and /or Changyou.com Limited and, accordingly, would not be available for distribution to Sohu.com Inc.

The PRC CIT Law generally imposes a 10% withholding tax on dividends distributed by WFOEs to their immediate holding companies outside mainland China, provided that a lower rate may apply under tax treaties between mainland China and other jurisdictions. For example, withholding tax for dividends to a holding company in Hong Kong may, under certain circumstances, be 5% rather than 10%. As of March 31, 2013, we had accrued deferred tax liabilities in the amount of $13.6 million for withholding taxes associated with dividends paid by Changyou’s mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC restrictions related to our VIE structure

While generally our VIEs generate revenues and cash, almost all of our VIEs, with the exception of those related to Changyou’s online game business, incur deficits as a result of significant costs involved in their operations, and had negative operating cash flow for the three months ended March 31, 2013.

Substantially all of Changyou’s operations are conducted through Changyou’s VIEs, which generate all of Changyou’s online game revenues. Although Changyou’s subsidiaries received a majority of the VIEs’ profits pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of March 31, 2013. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. and/or our subsidiaries outside of mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

U.S. corporate income tax

Sohu.com Inc. is a Delaware corporation and is subject to corporate income tax in the United States. Although in the past Sohu.com Inc. has been able to use NOLs to offset a portion of its U.S. taxable income, at the end of its 2012 taxable year it had no further NOLs available for offsetting any U.S. taxable income. The majority of our subsidiaries and VIEs are based in China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of our operations and, as a result, we generate most of our consolidated income in China. The amount of cash derived from our operations that can be used to buy back our shares of common stock in the market, paid as dividends to Sohu.com Inc.’s shareholders or used for other corporate purposes of Sohu.com Inc. may be limited by the imposition of U.S. corporate income tax on Sohu.com Inc.’s income.

In accordance with U.S. GAAP, we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S. However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. U.S. corporate income taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code (“Subpart F”). Passive income, such as rents, royalties, interest and dividends, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up 34% or 35%. Subpart F income also includes certain income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and VIEs and Changyou’s non-U.S. subsidiaries and VIEs, or where Sohu.com Inc.’s non-U.S. subsidiaries or VIEs make an “investment in U.S. property,” such as holding the stock in, or making a loan to, a U.S. corporation. Under a temporary provision of the U.S. tax code commonly referred to as the CFC look-through rule, Sohu.com Inc. has not had to treat dividends received by its CFC subsidiaries as Subpart F income includible in Sohu.com Inc.’s taxable income in the U.S. The CFC look-through rule, which is currently scheduled to expire for taxable years beginning after December 31, 2013, has been extended several times by the U.S. Congress. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s CFC subsidiaries and their VIEs only through their taxable years ending November 30, 2014.

Dividend Policy

The Sohu Group intends to retain all available funds and any future earnings for use in the operation and expansion of its own business, and does not anticipate paying any cash dividends on Sohu.com Inc.’s common stock or causing Changyou to pay any dividends on Changyou.com Limited’s ordinary shares, including ordinary shares represented by Changyou.com Limited’s ADSs, for the foreseeable future. Future cash dividends distributed by Sohu.com Inc. and Changyou.com Limited, if any, will be declared at the discretion of their respective Boards of Directors and will depend upon their future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as their respective Boards of Directors may deem relevant.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties, except for a $9 million restricted time deposit acting as collateral for credit facilities provided by a bank to certain Sogou employees. We are not subject to any additional potential payments other than the restricted time deposit amount, and believe that the fair value of our guarantee liability is immaterial. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or product development services with us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

None.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. As a result of the announcement, the RMB has appreciated significantly. In early May 2013, the center point of the currency’s official trading band hit 6.2082, representing appreciation of more than 9.5%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of March 31, 2013, which consisted of cash and cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and long-term bank loans. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	220,107	577,074	105	1,044	798,330
Restricted time deposits	9,240	278,039	0	0	287,279
Short-term investments	0	73,580	0	0	73,580
Investment in debt securities	0	79,759	0	0	79,759
Accounts receivable	810	115,019	90	268	116,187
Prepaid and other current assets	1,808	59,481	0	539	61,828
Current liabilities	127,368	400,077	0	481	527,926
Long-term accounts payable	0	11,274	0	0	11,274
Long-term bank loans	57,000	100,496	0	0	157,496

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

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.4 % in the first three months of 2013. While this rate of inflation represents a decline compared to the rate for the previous quarter, there may be further increased inflation in the future, which could have a material adverse effect on our business.

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

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013.

ITEM 1A.	RISK FACTORS

There are no material changes or updates to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013.

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

During the three months ended March 31, 2013, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2013

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended March  31, 2013

EXHIBITS INDEX

10.1	Employment Agreement effective as of March 8, 2013, entered into on February 18, 2013, between Sohu.com Inc. and Carol Yu

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.