Form 10-Q
period 2013-06-30
SOHU COM INC
filed 2013-08-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 0-30961

Sohu.com Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	98-0204667
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

Level 18, SOHU.com Media Plaza

Block 3, No. 2 Kexueyuan South Road, Haidian District

Beijing 100190

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2013
Common stock, $.001 par value	38,278,691

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$770,542	$833,535
Restricted time deposits	169,324	116,140
Short-term investments	97,123	54,901
Investments in debt securities	80,923	79,548
Accounts receivable, net	138,612	98,398
Prepaid and other current assets	87,677	55,761

Total current assets	1,344,201	1,238,283

Fixed assets, net	496,359	178,951
Goodwill	161,409	159,215
Intangible assets, net	67,181	70,054
Restricted time deposits	173,190	130,699
Prepaid non-current assets	10,296	291,643
Other assets	16,852	13,792

Total assets	$2,269,488	$2,082,637

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $9,449 and $6,958, respectively, as of June 30, 2013 and December 31, 2012)	$81,585	$67,934
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $43,320 and $53,034, respectively, as of June 30, 2013 and December 31, 2012)	145,801	117,029
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $47,505 and $54,150, respectively, as of June 30, 2013 and December 31, 2012)	90,488	89,687
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $3,736 and $4,940, respectively, as of June 30, 2013 and December 31, 2012)	72,583	61,722
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $13,351 and $14,191, respectively, as of June 30, 2013 and December 31, 2012)	35,882	33,897
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $23 and $83, respectively, as of June 30, 2013 and December 31, 2012)	15,395	11,878
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both June 30 and December 31, 2012)	164,000	113,000
Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $16,102 and $33,074, respectively, as of June 30, 2013 and December 31, 2012)	49,070	63,352
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of nil as of both June 30, 2013 and December 31, 2012)	0	76

Total current liabilities	654,804	558,575

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $1,215 and nil, respectively, as of June 30, 2013 and December 31, 2012)	7,423	12,684
Long-term bank loans (including long-term bank loans of the consolidated VIEs without recourse to the Company of nil as of both June 30, 2013 and December 31, 2012)	158,963	126,353
Deferred tax liabilities (including deferred tax liabilities of the consolidated VIEs without recourse to the Company of $3,450 and $3,846, respectively, as of June 30, 2013 and December 31, 2012)	7,571	7,998

Total long-term liabilities	173,957	147,035

Total liabilities	828,761	705,610

Commitments and contingencies
MEZZANINE EQUITY	0	61,810
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,279 shares and 38,089 shares, respectively, issued and outstanding as of June 30, 2013 and December 31, 2012)	44	44
Additional paid-in capital	375,322	364,092
Treasury stock (5,889 shares)	(143,858)	(143,858)
Accumulated other comprehensive income	99,413	79,542
Retained earnings	830,460	784,403

Total Sohu.com Inc. shareholders’ equity	1,161,381	1,084,223
Noncontrolling interest	279,346	230,994

Total shareholders’ equity	1,440,727	1,315,217

Total liabilities, mezzanine equity and shareholders’ equity	$2,269,488	$2,082,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Online advertising:
Brand advertising	$100,191	$69,312	$180,428	$130,280
Search and others	46,171	28,763	82,223	50,400

Subtotal of online advertising revenues	146,362	98,075	262,651	180,680

Online games	168,295	135,956	335,716	261,924
Mobile	15,313	15,598	29,086	28,949
Others	8,934	6,098	19,047	10,778

Total revenues	338,904	255,727	646,500	482,331

Cost of revenues:
Online advertising:
Brand advertising	51,556	50,963	96,434	87,855
Search and others	24,498	16,192	45,290	29,320

Subtotal of cost of online advertising revenues	76,054	67,155	141,724	117,175

Online games	22,981	17,891	45,630	33,722
Mobile	8,963	10,208	18,235	19,061
Others	5,647	4,590	11,585	9,408

Total cost of revenues	113,645	99,844	217,174	179,366

Gross profit	225,259	155,883	429,326	302,965

Operating expenses:
Product development	63,361	43,340	115,180	81,933
Sales and marketing	71,678	48,999	130,401	87,653
General and administrative	25,772	17,508	48,361	35,302
Impairment of intangible assets via acquisition of Businesses	0	2,906	0	2,906
Total operating expenses	160,811	112,753	293,942	207,794

Operating profit	64,448	43,130	135,384	95,171

Other income	1,532	1,818	4,063	3,431
Interest income	5,498	7,223	12,199	13,718
Exchange difference	(1,984)	45	(3,969)	(598)

Income before income tax expense	69,494	52,216	147,677	111,722
Income tax expense	16,251	18,467	36,269	37,154

Net income	53,243	33,749	111,408	74,568
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	7,112	1,095	17,780	2,206
Net income attributable to the noncontrolling interest shareholders	24,505	19,872	47,571	36,472

Net income attributable to Sohu.com Inc.	$21,626	$12,782	$46,057	$35,890

Net income	53,243	33,749	111,408	74,568
Other comprehensive income /(loss): Foreign currency translation adjustment, net of tax	20,429	(5,455)	25,232	(3,668)

Comprehensive income	73,672	28,294	136,640	70,900

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	7,112	1,095	17,780	2,206
Comprehensive income attributable to noncontrolling interest shareholders	28,800	19,045	52,932	35,970

Comprehensive income attributable to Sohu.com Inc.	37,760	8,154	65,928	32,724

Basic net income per share attributable to Sohu.com Inc.	$0.57	$0.34	$1.21	$0.95

Shares used in computing basic net income per share attributable to Sohu.com Inc.	38,259	38,002	38,214	38,043

Diluted net income per share attributable to Sohu.com Inc.	$0.56	$0.28	$1.16	$0.81

Shares used in computing diluted net income per share attributable to Sohu.com Inc.	38,492	38,347	38,461	38,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$111,408	$74,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,833	17,959
Share-based compensation expense	2,325	6,359
Amortization of intangible assets and purchased video content in prepaid expense	32,309	34,395
Impairment of purchased video content	0	15,275
Impairment of other intangible assets	1,444	3,564
Provision /(Reversal) for allowance for doubtful accounts	(386)	3,260
Excess tax benefits from share-based payment arrangements	0	(2,519)
Investment income from investments in debt securities	(2,748)	(2,727)
Others	(1,507)	(243)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(38,516)	(26,853)
Prepaid and other assets	(24,002)	(135)
Deferred tax	6,133	5,590
Accounts payable	5,534	12,899
Taxes payable	1,744	(9,313)
Accrued liabilities	21,410	771
Receipts in advance and deferred revenue	1,141	(6,655)
Other short-term liabilities	11,604	9,612

Net cash provided by operating activities	151,726	135,807
Cash flows from investing activities:
Purchase of noncontrolling interest in 7Road	(76,010)	0
Purchase of fixed assets	(48,655)	(32,631)
Purchase of intangible and other assets	(38,942)	(27,462)
Cash paid related to restricted time deposits	(90,963)	(240)
Purchase of short-term investments, net	(40,682)	(4,299)
Other acquisitions, net of cash acquired	0	(683)
Other cash proceeds /(payments) related to investing activities	281	(2,877)

Net cash used in investing activities	(294,971)	(68,192)
Cash flows from financing activities:
Issuance of common stock	784	139
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	0	(25,800)
Repurchase of common stock	0	(12,566)
Proceeds of loans from offshore banks	81,000	0
Payment of contingent consideration	(19,736)	0
Excess tax benefits from share-based payment arrangements	0	2,519
Exercise of share-based awards in subsidiary	1,324	1,360
Proceeds received from early exercise of share-based awards in subsidiary	5,278	0
Other cash payments related to financing activities	(188)	(251)

Net cash provided by /(used in) financing activities	68,462	(34,599)
Effect of exchange rate changes on cash and cash equivalents	11,790	(1,025)

Net (decrease) /increase in cash and cash equivalents	(62,993)	31,991
Cash and cash equivalents at beginning of period	833,535	732,607

Cash and cash equivalents at end of period	$770,542	$764,598

Supplemental cash flow disclosures:
Barter transactions	374	229
Supplemental schedule of non-cash investing activity:
Consideration payable for the purchase of noncontrolling interest in 7Road	2,000	0
Changes in government grant in prepaid and other current assets	1,066	794

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2013

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,315,217	$44	$364,092	$(143,858)	$79,542	$784,403	$230,994
Issuance of common stock	784	0	784	0	0	0	0
Share-based compensation expense	2,286	0	1,581	0	0	0	705
Purchase of noncontrolling interest in 7Road	2,257	0	1,517	0	0	0	740
Settlement of share-based awards in subsidiary	1,323	0	7,348	0	0	0	(6,025)
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	93,628	0	0	0	0	46,057	47,571
Foreign currency translation adjustment, net of tax	25,232	0	0	0	19,871	0	5,361

Ending balance	$1,440,727	$44	$375,322	$(143,858)	$99,413	$830,460	$279,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2012

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646
Issuance of common stock	139	0	139	0	0	0	0
Repurchase of common stock	(12,566)			(12,566)
Share-based compensation expense	6,359	0	3,180	0	0	0	3,179
Settlement of share-based awards in subsidiary	1,361	0	(7,364)	0	0	0	8,725
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0	(14,219)	0	0	0	(11,581)
Changes in mezzanine equity of Changyou	6,836	0	6,836	0	0	0	0
Transaction cost for Sohu’s sale of the 17173 Business to Changyou	118	0	118	0	0	0	0
Deemed contribution from noncontrolling shareholders (related to Sohu’s sale of the 17173 Business to Changyou)	0	0	171	0	0	0	(171)
Excess tax benefits from share-based awards	2,519	0	2,519	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	72,362	0	0	0	0	35,890	36,472
Foreign currency translation adjustment, net of tax	(3,668)	0	0	0	(3,166)	0	(502)

Ending balance	$1,266,731	$44	$357,590	$(143,858)	$73,053	$733,134	$246,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (“Sohu” or “the Company”), a Delaware corporation organized in 1996, is a leading online media, search, gaming, community and mobile service group providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group” or “the Group”), mainly offers online advertising services, online game services and mobile services.

Online advertising and online games are the core businesses of the Sohu Group.

Online Advertising

The online advertising business consists of the brand advertising business as well as the search and others business. The brand advertising business offers advertisements on the Sohu Group’s Web properties to companies seeking to increase their brand awareness online. The search and others business, provided by Sohu’s search subsidiary Sogou Inc. (“Sogou”), primarily offers customers pay-for-click services, as well as online marketing services on the Sogou Web Directory.

Online Games

The online game business is conducted by Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”).

The online game business consists of the development, operation and licensing of massively multiplayer online games (“MMOGs”), which are interactive online games that may be played simultaneously by hundreds of thousands of game players, Web games, which are played over the Internet using a Web browser, and mobile games. Changyou currently operates several MMOGs in China, including the in-house developed Tian Long Ba Bu (“TLBB”), and developed, and primarily jointly operates with third-party joint operators, DDTank and Wartune (also known as “Shen Qu”), which are two popular Web games in China.

Basis of Consolidation

The consolidated financial statements include the accounts of Sohu and its wholly-owned and majority-owned subsidiaries and consolidated VIEs. All intercompany transactions are eliminated.

VIE Consolidation

The Sohu Group adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For consolidated VIEs, management made evaluations of the relationships between the Sohu Group and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Group controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Sohu Group is the primary beneficiary of its consolidated VIEs. The Sohu Group has one VIE that is not consolidated since the Group is not the primary beneficiary.

Noncontrolling Interest Recognition

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the six months ended June 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

Reclassification of revenues and costs related to Changyou Internet value-added services (“IVAS”)

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games by the 17173 business were reclassified from the online game business to IVAS in the others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $1.2 million and $2.7 million, respectively, for revenues and $0.4 million and $1.0 million for costs, respectively, for the three and six months ended June 30, 2012.

2.	Segment Information

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (“CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Group’s CODM is Sohu.com Inc.’s Chief Executive Officer. There are five segments in the Group, consisting of brand advertising, Sogou (which mainly consists of the search and others business), Changyou (which mainly consists of the online game business), mobile and others.

Some items, such as share-based compensation expense, operating expenses, other income and expense, and income tax expense, are not reviewed by the CODM. These items are disclosed in the segment information for reconciliation purposes only.

The following tables present summary information by segment (in thousands):

	Three Months Ended June 30, 2013
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$92,298	$15,313	$2,524	$110,135	$49,874	$182,371	$(3,476)	$338,904
Segment cost of revenues	(48,372)	(8,963)	(837)	(58,172)	(24,495)	(30,976)	96	(113,547)

Segment gross profit /(loss)	$43,926	$6,350	$1,687	51,963	25,379	151,395	(3,380)	225,357

SBC (2) in cost of revenues				(60)	(3)	(35)	0	(98)

Gross profit				51,903	25,376	151,360	(3,380)	225,259

Operating expenses:
Product development				(22,115)	(14,650)	(26,188)	0	(62,953)
Sales and marketing				(46,960)	(9,447)	(18,450)	3,380	(71,477)
General and administrative				(9,699)	(2,428)	(13,113)	0	(25,240)
SBC (2) in operating expenses				(535)	(261)	(347)	2	(1,141)

Total operating expenses				(79,309)	(26,786)	(58,098)	3,382	(160,811)

Operating profit /(loss)				(27,406)	(1,410)	93,262	2	64,448
Other income				937	82	513	0	1,532
Interest income				1,171	272	4,055	0	5,498
Exchange difference				(458)	143	(1,669)	0	(1,984)
Income /(loss) before income tax expense				(25,756)	(913)	96,161	2	69,494

Income tax expense				(2,366)	(6)	(13,879)	0	(16,251)

Net income				$(28,122)	$(919)	$82,282	$2	$53,243

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Three Months Ended June 30, 2012
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$63,647	$15,598	$2,252	$81,497	$30,397	$147,341	$(3,508)	$255,727
Segment cost of revenues	(49,861)	(10,208)	(280)	(60,349)	(16,154)	(23,493)	76	(99,920)

Segment gross profit /(loss)	$13,786	$5,390	$1,972	21,148	14,243	123,848	(3,432)	155,807

SBC (2) in cost of revenues				191	(38)	(77)	0	76

Gross profit				21,339	14,205	123,771	(3,432)	155,883

Operating expenses:
Product development				(16,231)	(9,347)	(16,231)	0	(41,809)
Sales and marketing				(31,342)	(6,160)	(14,432)	3,432	(48,502)
General and administrative				(7,283)	(1,262)	(7,486)	0	(16,031)
Impairment of intangible assets via acquisitions of businesses				0	0	(2,906)	0	(2,906)
SBC (2) in operating expenses				(1,311)	(1,295)	(899)	0	(3,505)

Total operating expenses				(56,167)	(18,064)	(41,954)	3,432	(112,753)

Operating profit /(loss)				(34,828)	(3,859)	81,817	0	43,130
Other income				1,261	3	554	0	1,818
Interest income				3,089	99	4,035	0	7,223
Exchange difference				178	41	(174)	0	45
Income /(loss) before income tax expense				(30,300)	(3,716)	86,232	0	52,216

Income tax expense				(2,393)	0	(16,074)	0	(18,467)

Net income				$(32,693)	$(3,716)	$70,158	$0	$33,749

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2013
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$167,966	$29,086	$7,154	$204,206	$89,204	$359,956	$(6,866)	$646,500
Segment cost of revenues	(90,593)	(18,234)	(2,109)	(110,936)	(45,285)	(61,005)	220	(217,006)

Segment gross profit /(loss)	$77,373	$10,852	$5,045	93,270	43,919	298,951	(6,646)	429,494

SBC (2) in cost of revenues				(138)	(5)	(25)	0	(168)

Gross profit				93,132	43,914	298,926	(6,646)	429,326

Operating expenses:
Product development				(40,808)	(27,431)	(46,183)	0	(114,422)
Sales and marketing				(87,833)	(17,374)	(31,467)	6,646	(130,028)
General and administrative				(17,450)	(4,068)	(25,817)	0	(47,335)
SBC (2) in operating expenses				(1,159)	(411)	(589)	2	(2,157)

Total operating expenses				(147,250)	(49,284)	(104,056)	6,648	(293,942)

Operating profit /(loss)				(54,118)	(5,370)	194,870	2	135,384
Other income				2,161	86	1,816	0	4,063
Interest income				3,638	606	7,955	0	12,199
Exchange difference				(582)	147	(3,534)	0	(3,969)
Income /(loss) before income tax expense				(48,901)	(4,531)	201,107	2	147,677

Income tax expense				(5,751)	(6)	(30,512)	0	(36,269)

Net income				$(54,652)	$(4,537)	$170,595	$2	$111,408

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	Six Months Ended June 30, 2012
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$119,900	$28,949	$3,275	$152,124	$53,175	$284,106	$(7,074)	$482,331
Segment cost of revenues	(85,295)	(19,061)	(929)	(105,285)	(29,277)	(44,792)	182	(179,172)

Segment gross profit /(loss)	$34,605	$9,888	$2,346	46,839	23,898	239,314	(6,892)	303,159

SBC (2) in cost of revenues				16	(43)	(167)	0	(194)

Gross profit				46,855	23,855	239,147	(6,892)	302,965

Operating expenses:
Product development				(29,484)	(16,877)	(32,869)	0	(79,230)
Sales and marketing				(58,778)	(10,584)	(24,152)	6,892	(86,622)
General and administrative				(14,701)	(2,711)	(15,459)	0	(32,871)
Impairment of intangible assets via acquisitions of businesses				0	0	(2,906)	0	(2,906)
SBC (2) in operating expenses				(2,508)	(1,588)	(2,069)	0	(6,165)

Total operating expenses				(105,471)	(31,760)	(77,455)	6,892	(207,794)

Operating profit /(loss)				(58,616)	(7,905)	161,692	0	95,171
Other income /(expense)				2,555	(1)	877	0	3,431
Interest income				6,515	188	7,015	0	13,718
Exchange difference				100	27	(725)	0	(598)
Income /(loss) before income tax expense				(49,446)	(7,691)	168,859	0	111,722

Income tax expense				(4,814)	0	(32,340)	0	(37,154)

Net income				$(54,260)	$(7,691)	$136,519	$0	$74,568

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.

	As of June 30, 2013
	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated

Cash and cash equivalents	$347,093	$50,124	$373,325	$0	$770,542
Accounts receivable, net	100,545	6,079	32,008	(20)	138,612
Fixed assets, net	242,645	44,065	209,649	0	496,359
Total assets (1)	$1,031,392	$104,409	$1,291,915	$(158,228)	$2,269,488

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

	As of December 31, 2012
	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$433,777	$33,119	$366,639	$0	$833,535
Accounts receivable, net	68,593	6,481	23,364	(40)	98,398
Fixed assets, net	70,262	43,861	64,828	0	178,951
Total assets (1)	$1,038,741	$87,537	$1,114,513	$(158,154)	$2,082,637

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

3.	Share-Based Compensation Expense

Sohu, Changyou, Sogou, Fox Video Limited (“Sohu Video”), and 7Road.com Limited (“7Road”) all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their executive officers, management and employees.

Sohu, Changyou, and Sogou share-based awards

For Sohu, Changyou and Sogou, share-based compensation expense is recognized as costs and /or expenses in the consolidated statements of comprehensive income based on the fair value of the related share-based awards on their grant dates. Share-based compensation expense is charged to the shareholders’ equity or noncontrolling interest section in the consolidated balance sheets.

Sohu Video share-based awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2013, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan.

For purposes of ASC 718, no grant date may be established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for.

Management concluded that as of June 30, 2013 certain significant factors necessary to determine the fair value of Sohu’s video division remained uncertain. On the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the three months ended June 30, 2013.

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

On May 1, 2013, Changyou entered into an agreement to acquire all of the outstanding ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road. The acquisition closed on June 5, 2013.

On June 28, 2013, 7Road’s Board of Directors approved the cancellation of the 7Road 2012 Share Incentive Plan. 7Road concurrently offered to a total of 42 7Road employees holding an aggregate of 2,223,750 restricted share units which had been granted under the 7Road 2012 Share Incentive Plan the right to exchange their restricted share units for, at each employee’s election, in each case subject to the employee’s continued employment by 7Road, either (i) the right to a cash payment of up to an aggregate of $2.90 per restricted share unit exchanged, vesting and payable at the rate of 40%, 30% and 30%, respectively, on the first, second and third anniversaries of July 18, 2012, which is the date when the surrendered restricted share units were granted under the 7Road 2012 Share Incentive Plan, or (ii) the right to receive an annual cash bonus, over a seven-year period commencing July 1, 2013, based on adjusted annual cumulative net income of 7Road. All restricted share units held by these 42 holders under the 7Road 2012 Share Incentive Plan as of June 28, 2013 were included in this exchange program.

As the original awards of restricted share units made under the 7Road 2012 Share Incentive Plan included as a vesting condition the completion of an initial public offering (an “IPO”), which is not considered probable under it occurs, no share-based compensation expense was recognized for the fair value of the original awards. As of the date of the modification resulting from the exchange program, incremental compensation expense, which is not classified as share-based compensation expense, will be the fair values of the two new compensation schemes included in the exchange program. Under Scheme I, the modification resulted in total incremental compensation expense of $5.7 million, which will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For the three months ended June 30, 2013, compensation expense of $2.5 million was recognized in the consolidated statements of comprehensive income. For scheme II, the incremental compensation expense will vary depending on 7Road’s future financial performance.

Share-based compensation expense recognition

Share-based compensation expense was recognized in costs and /or expenses for the three and six months ended June 30, 2013 and 2012, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense
Cost of revenues (1)	$98	$(76)	$168	$194
Product development expenses	408	1,531	758	2,703
Sales and marketing expenses	201	497	373	1,031
General and administrative expenses	532	1,477	1,026	2,431

	$1,239	$3,429	$2,325	$6,359

Note (1): In the second quarter of 2012, shared-based compensation expense was trued up for forfeited restricted share units which would have become fully vested during the quarter.

There was no capitalized share-based compensation expense for the three and six months ended June 30, 2013 and 2012.

Share-based compensation expense was recognized for share awards of Sohu, Changyou and Sogou as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense
For Sohu share-based awards	$722	$1,478	$1,583	$3,181
For Changyou share-based awards	363	813	572	2,019
For Sogou share-based awards	154	1,138	170	1,159

	$1,239	$3,429	$2,325	$6,359

There was no share-based compensation expense recognized for the share-based awards of Sohu Video and 7Road for any of the periods presented in the above table.

4.	Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, prepaid non-current assets, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans.

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of June 30, 2013 (in thousands):

		Fair value measurements at reporting date using
Items	As of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$42,867	$0	$42,867	$0

Restricted time deposits	342,514	0	342,514	0

Short-term investments	97,123	0	97,123	0

Investments in debt securities	80,923	0	0	80,923

Total	$563,427	$0	$482,504	$80,923

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2012 to June 30, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Debt Securities
Beginning balance at December 31, 2012	$79,548
Currency translation adjustment	1,375

Ending balance at June 30, 2013	$80,923

Cash equivalents

The Sohu Group’s cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less. The fair value of time deposits is determined based on the pervasive interest rates in the market, which are also the interest rates as stated in the contracts with the banks. The Group classifies the valuation techniques that use the pervasive interest rates input as Level 2 of fair value measurements. Generally there are no quoted prices in active markets for identical time deposits at the reporting date. In order to determine the fair value, the Group must use observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Restricted time deposits

Restricted time deposits are valued based on the prevailing interest rates in the market. The Sohu Group classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

Changyou loans from offshore banks, secured by time deposits

In 2012 and 2013, Changyou drew down loans from offshore branches of certain banks for the purposes of expediting the payment of a special one-time cash dividend to its shareholders, providing working capital to support its overseas operations, and funding the acquisition of outstanding noncontrolling interests in 7Road. These bank loans were secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their payment terms.

As of June 30, 2013, the total amount of the bank loans was $323 million, of which $221 million carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”) and $102 million carried a fixed rate of interest. For the three and six months ended June 30, 2013, interest income from the restricted time deposits securing the loans was $3.1 million and $5.9 million, respectively, and interest expense on the bank loans was $2.2 million and $4.1 million, respectively. Of the total amount, $113 million is repayable in the second half of 2013 and $210 million is repayable in 2014, respectively.

Collateral related to Sogou incentive shares trust arrangements

In February 2013, Sohu deposited $9 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities are intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. Sohu is not subject to any additional potential payments other than the restricted time deposit amounts, and believes that the fair value of its guarantee liability is immaterial.

Short-term investments

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Sohu Group elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income /(expense). To estimate fair value, the Group refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Group classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of June 30, 2013, the Sohu Group’s investments in financial instruments were mainly held by 7Road and totaled approximately $97.1 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and six months ended June 30, 2013, the Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2012, the Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.3 million and $0.6 million, respectively.

Investments in Debt Securities

In September 2010, Sohu purchased from a PRC-based company (the “Debtor”) a convertible debt security in the principal amount of $74.6 million (or RMB0.5 billion) with interest, payable quarterly in cash, of 3.8% per annum and an initial maturity of twelve months, subject to extension in Sohu’s sole discretion for additional sequential six-month periods. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. In September 2011, March 2012, September 2012 and March 2013, Sohu extended the maturity of the security for sequential six-month periods, to March 2012, September 2012, March 2013 and September 2013, respectively, with an interest rate of 6.8% per annum. Under the terms of the security, if Sohu continues to extend the maturity of the security to March 31, 2014, it will have the option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor.

For the three and six months ended June 30, 2013, interest income generated from this debt security amounted to $1.39 million and $2.74 million, respectively. For the three and six months ended June 30, 2012, interest income generated from this debt security amounted to $1.37 million and $2.73 million, respectively.

The Sohu Group elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the three and six months ended June 30, 2013 and 2012, there was no change in fair value. To estimate fair value, the Group used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

Other financial instruments

The followings are other financial instruments not measured at fair value in the consolidated balance sheets, but for which the fair value is estimated for disclosure purposes.

Short-term receivables and payables

Accounts receivable and prepaid and other current assets are financial assets with carrying values that approximate fair value due to their short term nature. Short-term accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans and other short-term liabilities are financial liabilities with carrying values that approximate fair value due to their short term nature.

For short-term bank loans, the rates of interest under the agreements with the lending banks were determined based on the prevailing interest rates in the market. The Sohu Group classifies the valuation techniques that use these inputs as Level 2 of fair value measurements. For other short-term receivables and payables, the Group estimated fair values using the discounted cash flow method, which is unobservable in the market. The Group classifies the valuation technique as Level 3 of fair value measurements.

Prepaid non-current assets and long-term payables

Prepaid non-current assets are financial assets with carrying values that approximate fair value because the impact of applying a discount rate to the carrying values would be immaterial. Long-term accounts payable and long-term bank loans are financial liabilities with carrying values that approximate fair value due to the change in fair value, after considering the discount rate, being immaterial.

For long-term bank loans, the rates of interest under Changyou’s agreements with lending banks were determined based on the prevailing interest rates in the market. The Sohu Group classifies the valuation techniques that use these inputs as Level 2 of fair value measurements. For prepaid non-current assets and long-term accounts payable, the Group estimated fair values using the discounted cash flow method, which is unobservable in the market. The Sohu Group classifies the valuation technique as Level 3 of fair value measurements.

5.	Fixed Assets

In May 2013, the office building Sohu purchased in 2009 was placed in service. Accordingly, in the same month, the Sohu Group recognized the office building’s original cost of $162 million as fixed assets. The original cost consists primarily of the purchase price and the costs of technological infrastructure and fitting-out work. Also in May 2013, the Group began recognizing depreciation expense based on the building’s useful life, which is approximately 41 years, on a straight-line basis.

For Changyou’s office building purchased in 2010, as of June 30, 2013, $144 million had been paid and recognized as construction-in-process under fixed assets in the Sohu Group’s consolidated balance sheets, as the construction work of the building had been completed and the technological infrastructure and fitting-out work was still in progress.

6.	Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Mobile	Sogou	Changyou	Total
Balance as of December 31, 2012
Goodwill	$42,093	$15,942	$2,047	$140,122	$200,204
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$22,247	$0	$2,047	$134,921	$159,215
Transactions in 2013
Foreign currency translation adjustment	5	0	35	2,154	2,194

Balance as of June 30, 2013	$22,252	$0	$2,082	$137,075	$161,409

Balance as of June 30, 2013
Goodwill	$42,098	$15,942	$2,082	$142,276	$202,398
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$22,252	$0	$2,082	$137,075	$161,409

7.	Taxation

Sohu.com Inc. and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Sohu Group are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Sohu Group’s operations, and generate most of the Sohu Group’s income.

The Sohu Group did not have any penalties or significant interest associated with tax positions for the three and six months ended June 30, 2013, nor did the Group have any significant unrecognized uncertain tax positions for the three and six months ended June 30, 2013.

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

Within the Sohu Group, five enterprises, namely Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Changyou’s China-based subsidiary Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”) and Changyou’s China-based VIE Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), qualified as NHTEs in 2008 and qualified upon re-application in 2011. Therefore, for these enterprises the income tax rate is 15% for 2013. These enterprises will need to re-apply for NHTE status in 2014.

Two additional enterprises, Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”) and Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), qualified as NHTEs in 2009 and qualified upon re-application in 2012. Therefore, for these enterprises the income tax rate is 15% for 2013 and 2014. These enterprises will need to re-apply for NHTE status in 2015.

Related to Software Enterprises

Under the CIT Law, a Software Enterprise can enjoy an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years.

As of June 30, 2013, Shenzhen 7Road Technology Co., Ltd (“Shenzhen 7Road”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) and Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”) were “Software Enterprises” entitled to the beneficial tax treatment described above.

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

As of June 30, 2013, Changyou accrued deferred tax liabilities in the amount of $15.4 million for PRC withholding tax.

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, a Pilot Program for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value added tax (“VAT”) for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. On May 24, 2013, it was announced that commencing August 1, 2013 the Pilot Program will be expanded to all regions in PRC. The Sohu Group’s brand advertising and search revenues are subject to this program.

Business Tax had been imposed primarily on revenues from the provision of taxable services, assignments of intangible assets and transfers of real estate. Prior to the implementation of the Pilot Program, the Sohu Group’s Business Tax rate, which varies depending on the nature of the revenues being taxed, generally ranged from 3% to 5%.

VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of VAT input. Before the implementation of the Pilot Program, the Sohu Group was mainly subject to a small amount of VAT for revenues of Changyou’s subsidiary 7Road that are deemed for PRC tax purposes to be derived from the sale of software. VAT has been imposed on those 7Road revenues at a rate of 17%, with a 14% immediate tax refund, resulting in a net rate of 3%. With the implementation of the Pilot Program, in addition to the revenues currently subject to VAT, the Group’s brand advertising and search revenues are in the scope of the Pilot Program and are now subject to VAT at a rate of 6%.

Under ASC 605-45, the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision determined by management. As VAT imposed on brand adverting and search revenues and VAT imposed on 7Road’s revenues from the sale of software are considered as substantially different in nature, the Sohu Group determined that it is reasonable to apply the guidance separately for these two types of VAT. The basis for this determination is that VAT payable on brand advertising and search revenues is the difference between the output VAT (at a rate of 6%) and available input VAT amount (at the rate applicable to the supplier), which is a component of the Group’s costs for providing the brand advertising and search services. On the other hand, the VAT payable by 7Road is in effect at 3% of the applicable revenues from the sale of software, irrespective of the availability of any input VAT, under preferential VAT treatment provided to 7Road by the local tax bureau. In this regard, the Group believes the VAT payable by 7Road is more akin to a sales tax than typical VAT. As a result, the Group adopted the net presentation method for its brand advertising and search businesses both before and after the implementation of the Pilot Program, and for the revenues of 7Road deemed to be derived from the sale of software, the Group adopted the gross presentation method before and after the implementation of the Pilot Program.

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of 34% or 35%. Subject to certain limitations, the net operating losses (“NOLs”) of a corporation taxable in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. At the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. Accordingly, to the extent that it has U.S. taxable income in 2013, the Sohu Group will accrue U.S. corporate income tax in its consolidated statements of comprehensive income and make estimated tax payments as and when required by U.S. law.

8.	Commitments and Contingencies

Unconditional Obligations

As of June 30, 2013, the Sohu Group had commitments for bandwidth purchases in the amount of $45 million, commitments for video content purchases in the amount of $36 million, commitments for operating leases in the amount of $26 million and commitments for other content and service purchases in the amount of $20 million. In addition, for Changyou’s office building purchased in 2010, $144 million of the $163 million purchase price had been paid as of June 30, 2013 and the remaining $19 million is expected to be settled by the end of 2013.

Litigation

The Sohu Group is a party to various litigation matters which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Group’s business, results of operations, financial condition and cash flows.

In the first quarter of 2013, the Sohu Group settled lawsuits with four major record companies (Sony BMG, Warner, Universal and Gold Label) without any payment of damages. In these lawsuits, which were initiated against the Sohu Group in March 2008, these record companies had alleged that the Sohu Group provided music search links and download services that violated copyrights they owned.

PRC Law and Regulations

The Chinese market in which the Sohu Group operates poses certain macro-economic and regulatory risks and uncertainties. These uncertainties extend to the ability to operate an Internet business and to conduct brand advertising, search and others, online game, mobile and others services in the PRC. Though the PRC has, since 1978, implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. In addition, the telecommunication, information, and media industries remain highly regulated. Restrictions are currently in place and are unclear with respect to which segments of these industries foreign-owned entities, like the Sohu Group, may operate. The Chinese government may issue from time to time new laws or new interpretations of existing laws to regulate areas such as telecommunication, information and media. Certain risks related to PRC law that could affect the Sohu Group’s VIE structure are discussed in Note 9 - VIEs.

Regulatory risks also encompass interpretation by PRC tax authorities of current tax law, including the applicability of certain preferential tax treatments. The Sohu Group’s legal structure and scope of operations in China could be subject to restrictions, which could result in limits on its ability to conduct business in the PRC.

The Sohu Group’s sales, purchase and expense transactions are generally denominated in RMB and a significant portion of its assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB by its subsidiaries in China may require certain supporting documentation in order to effect the remittance.

9.	VIEs

Background

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses in which the Sohu Group is engaged or could be deemed to be engaged. Consequently, the Sohu Group conducts certain of its operations and businesses in the PRC through its VIEs.

The Sohu Group consolidates in its consolidated financial statements all of the VIEs of which the Group is the primary beneficiary. The Sohu Group has one VIE that is not consolidated in the Group’s consolidated financial statements because the Group is not the primary beneficiary

VIEs Consolidated within the Sohu Group

The Sohu Group adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. Management made evaluations of the relationships between the Sohu Group and its VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of contractual arrangements with its consolidated VIEs, the Sohu Group controls the shareholders’ voting interests in those VIEs. As a result of such evaluation, the management concluded that the Sohu Group is the primary beneficiary of the VIEs which the Group consolidates.

All of the consolidated VIEs are incorporated and operated in the PRC, and are directly or indirectly owned by Dr. Charles Zhang, Sohu’s Chairman and Chief Executive Officer, or other executive officers and employees of the Sohu Group identified below. Capital for the consolidated VIEs was funded by the Sohu Group through loans provided to Dr. Charles Zhang and those other executive officers and employees, and was initially recorded as loans to related parties. These loans are eliminated for accounting purposes against the capital of the VIEs upon consolidation.

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of June 30, 2013, the aggregate amount of these loans was $18.6 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of June 30, 2013, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $31.7 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

Basic Information

Corporate

High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) is a holding company which was incorporated in 2001. As of June 30, 2013, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in 2002. As of June 30, 2013, the registered capital of Sohu Entertainment was $1.2 million and Xin Wang (Belinda Wang), Sohu’s Co-President and Chief Operating Officer, and Ye Deng, a Vice President of Sohu, held 80% and 20% interests, respectively, in this entity.

Sohu Internet

Sohu Internet was incorporated in 2003 and is engaged in the provision of mobile services. As of June 30, 2013, the registered capital of Sohu Internet was $1.6 million and High Century and Sohu Entertainment held 75% and 25% interests, respectively, in this entity.

For the Online Advertising Business

Brand Advertising Business

Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010 and is engaged in advertising services. As of June 30, 2013, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010 and is engaged in advertising services. As of June 30, 2013, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011 and is engaged in advertising services. As of June 30, 2013, the registered capital of Focus Yiju was $1.6 million and High Century held a 100% interest in this entity.

Zhi Hui You

Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”) was incorporated in 2011 as “Beijing 17173 Network Technology Co., Ltd.” and was renamed on December 14, 2012. Zhi Hui You is engaged in technology development and advertising services. As of June 30, 2013, the registered capital of Zhi Hui You was $1.6 million and Jing Zhou and a third party entity each held a 50% interest in this entity.

Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011 and is engaged in advertising services. As of June 30, 2013, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Chun Liu each held a 50% interest in this entity.

Search and Others Business

Sogou Information

Sogou Information was incorporated in 2005. As of June 30, 2013, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Chief Executive Officer of Sogou, and Xianxian Hao each held a 50% interest in this entity.

For the Online Game Business

Gamease

Gamease was incorporated in 2007. As of June 30, 2013, the registered capital of Gamease was $1.3 million and Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou, held 60% and 40% interests, respectively, in this entity.

Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of June 30, 2013, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of June 30, 2013, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

Shenzhen 7Road

68.258% of Shenzhen 7Road was acquired by Gamease in 2011. In the second quarter of 2012, in connection with a reorganization of Shenzhen 7Road to create a Cayman Islands holding company structure, Shenzhen 7Road became a VIE of 7Road, which is a Cayman Islands company of which approximately 71.926% was owned by Changyou. Shenzhen 7Road is controlled by Changyou, and Changyou is a primary beneficiary of Shenzhen 7Road, as a result of contractual arrangements among Shenzhen 7Road, 7Road Technology, which is a PRC-based indirect wholly-owned subsidiary of 7Road, and the shareholders of Shenzhen 7Road. On May 1, 2013, Gamease entered into an agreement to acquire all of the equity interests of Shenzhen 7Road held by the noncontrolling shareholders, representing 31.742% of the equity interests of Shenzhen 7Road. After closing the acquisition of noncontrolling interests on June 5, 2013, Changyou held 100% of the outstanding share capital of 7Road and Gamease held 100% equity interests of Shenzhen 7Road.

For the Mobile Business

GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was acquired in 2004 and is engaged in value added telecommunication services. As of June 30, 2013, the registered capital of GoodFeel was $1.2 million and James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of June 30, 2013, the registered capital of 21 East Beijing was $1.6 million and High Century held a 100% interest in this entity.

Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of June 30, 2013, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	June 30, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents	$37,712	$62,638
Short-term investments	75,117	54,106
Accounts receivable, net	99,363	80,671
Other current assets	37,848	30,322
Intercompany receivables due from subsidiaries	159,075	109,728

Total current assets	409,115	337,465

Goodwill	128,396	126,516
Prepaid and other non-current assets	51,983	57,793

Total assets	$589,494	$521,774

LIABILITIES:
Accounts payable	$9,449	$6,958
Accrued and other short-term liabilities	76,532	105,322
Receipts in advance and deferred revenue	47,505	54,150
Intercompany payables due to subsidiaries	129,243	36,446

Total current liabilities	262,729	202,876

Other long-term liabilities	4,665	3,846

Total liabilities	$267,394	$206,722

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenue	$254,165	$218,118	$500,586	$406,145
Net income	$9,090	$30,134	$19,872	$53,661

For the table below, consolidated VIEs under the Brand advertising, Sogou, Mobile and Others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

	Six months ended June 30,
	2013	2012
Cash flows of Sohu’s VIEs
Net cash provided by /(used in) operating activities	$2,795	$(12,169)
Net cash used in investing activities	(991)	(184)
Net cash used in financing activities	$0	$0

	Six months ended June 30,
	2013	2012
Cash flows of Changyou’s VIEs
Net cash provided by operating activities	$28,842	$11,463
Net cash used in investing activities	(55,869)	(11,291)
Net cash used in financing activities	$0	$0

Summary of significant agreements currently in effect

Agreements between consolidated VIEs and Nominee Shareholders

Loan and equity pledge agreements between Sohu Era and the respective shareholders of High Century and Sohu Entertainment: These loan agreements provide for loans to the shareholders of High Century and Sohu Entertainment for them to make contributions to the registered capital of High Century and Sohu Entertainment in exchange for the equity interests in High Century and Sohu Entertainment, and under these pledge agreements the shareholders pledge those equity interests to Sohu Era as security for the loans. The loan agreements include powers of attorney that give Sohu Era the power to appoint nominees to act on behalf of the shareholders of High Century and Sohu Entertainment in connection with all actions to be taken by High Century and Sohu Entertainment. Pursuant to the loan agreements, the shareholders executed in blank transfers of their equity interests in High Century and Sohu Entertainment, which transfers are held by the Sohu Group’s legal department and may be completed and effected at Sohu Era’s election.

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

Certain of the contractual arrangements described above between the VIEs and the related wholly-owned subsidiaries of the Sohu Group are silent regarding renewals. However, because the VIEs are controlled by the Sohu Group through powers of attorney granted to the Sohu Group by the shareholders of the VIEs, the contractual arrangements can be, and are expected to be, renewed at the subsidiaries’ election.

VIE-Related Risks

It is possible that the Sohu Group’s operation of certain of its operations and businesses through VIEs could be found by PRC authorities to be in violation of PRC laws and regulations prohibiting or restricting foreign ownership of companies that engage in such operations and businesses. If such a finding were made, regulatory authorities with jurisdiction over the licensing and operation of such operations businesses would have broad discretion in dealing with such a violation, including levying fines, confiscating the Group’s income, revoking the business or operating licenses of the affected businesses, requiring the Group to restructure its ownership structure or operations, or requiring the Group to discontinue all or any portion of its operations. Any of these actions could cause significant disruption to the Group’s business operations, and have a materially adverse impact on the Group’s cash flows, financial position and operating performance. The management considers the possibility of such a finding by PRC regulatory authorities to be remote.

In addition, it is possible that the contracts with the Sohu Group, the Sohu Group’s VIEs and shareholders of its VIEs would not be enforceable in China if PRC government authorities or courts were to find that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Sohu Group was unable to enforce these contractual arrangements, the Group would not be able to exert effective control over the affected VIEs. Consequently, such VIE’s results of operations, assets and liabilities would not be included in the Sohu Group’s consolidated financial statements. If such were the case, the Group’s cash flows, financial position and operating performance would be materially adversely affected. The Sohu Group’s contractual arrangements with respect to its consolidated VIEs are approved and in place. The management believes that such contracts are enforceable, and considers the possibility remote that PRC regulatory authorities with jurisdiction over the Sohu Group’s operations and contractual relationships would find the contracts to be unenforceable.

VIE Not Consolidated within the Sohu Group

In December 2012, the Sohu Group acquired, for a price of $1.6 million, a 25% equity interest in a VIE to support the Group’s brand advertising business. Since the Sohu Group neither controls nor has significant influence over this VIE, the Group is not the primary beneficiary and, accordingly, the Group recognizes the investment under the equity method. In assessing its maximum exposure to a loss on the investment compared to the cost of its investment, the Sohu Group determined that it did not have further obligations exceeding the cost of the investment and that there were no terms of the investment arrangement that could require the Sohu Group to provide further financial support to the VIE.

10.	Sohu.com Inc. Shareholders’ Equity

Takeover Defense

Sohu intends to adopt appropriate defensive measures in the future on a case by case basis as and to the extent that Sohu’s Board of Directors determines that such measures are necessary or advisable to protect Sohu stockholder value in the face of any coercive takeover threats or to prevent an acquirer from gaining control of Sohu without offering fair and adequate price and terms.

Treasury Stock

Treasury stock consists of shares repurchased by Sohu that are no longer outstanding and are held by Sohu. Treasury stock is accounted for under the cost method.

On August 29, 2011, Sohu’s Board of Directors authorized a combined share purchase program of up to $100 million of outstanding shares of common stock of Sohu and /or the outstanding American depositary shares (“ADSs”) of Changyou over a one-year period from September 1, 2011 to August 31, 2012. As of the expiration of the program on August 31, 2012, Sohu had repurchased 500,000 shares of common stock of Sohu, which is treated as treasury stock, for consideration of $29.2 million. The Group also had purchased 750,000 Changyou ADSs, representing 1,500,000 ordinary shares, for consideration of $25.7 million. The total consideration paid under the combined share purchase program was $54.9 million.

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

For the three and six months ended June 30, 2013, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $0.5 million and $1.2 million, respectively. For the three and six months ended June 30, 2012, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $1.2 million and $2.7 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2013 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2013	242	$19.36	1.91	$6,781
Exercised	(57)	14.53
Forfeited or expired	(1)	9.07

Outstanding at June 30, 2013	184	20.91	1.67	7,478

Vested at June 30, 2013	184	20.91	1.67	7,478

Exercisable at June 30, 2013	184	20.91	1.67	7,478

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $61.62 on June 30, 2013 and the exercise price of share options. The total intrinsic value of share options exercised for the six months ended June 30, 2013 was $2.0 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three and six months ended June 30, 2013 and 2012, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three and six months ended June 30, 2013, total cash received from the exercise of share options amounted to $0.3 million and $0.8 million, respectively. For the three and six months ended June 30, 2012, total cash received from the exercise of share options amounted to $99,000 and $139,000, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2000 Stock Incentive Plan as of and for the six months ended June 30, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	255	$61.27
Granted	0
Vested	(127)	61.27
Forfeited	(2)	61.27

Unvested at June 30, 2013	126	61.27

Expected to vest thereafter	94	61.27

For the three and six months ended June 30, 2013, total share-based compensation expense recognized for restricted share units was $0.5 million and $1.2 million, respectively. For the three and six months ended June 30, 2012, total share-based compensation expense recognized for restricted share units was $1.2 million and $2.7 million, respectively.

As of June 30, 2013, there was $1.2 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.41 years. The total fair value on their respective vesting dates of restricted share units vested during the three and six months ended June 30, 2013 was nil and $6.2 million, respectively. The total fair value on their respective vesting dates of restricted share units vested during the three and six months ended June 30, 2012 was $0.3 million and $8.9 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, Sohu adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of June 30, 2013, 1,455,422 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the six months ended June 30, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	5	$70.88
Granted	14	48.75
Vested	0
Forfeited	(2)	70.88

Unvested at June 30, 2013	17	52.97

Expected to vest thereafter	16	51.99

For the three and six months ended June 30, 2013, total share-based compensation expense recognized for restricted share units was $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2012, total share-based compensation expense recognized for restricted share units was $0.2 million and $0.4 million, respectively.

As of June 30, 2013, there was $0.5 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.48 years. The total fair value on their respective vesting dates of restricted share units vested was nil during the three and six months ended June 30, 2013 and during the three and six months ended June 30, 2012.

2) Changyou.com Limited Share-based Awards

Changyou’s 2008 Share Incentive Plan

Changyou’s 2008 Share Incentive Plan (the “Changyou 2008 Share Incentive Plan”) originally provided for the issuance of up to 2,000,000 ordinary shares, including those issued pursuant to the exercise of share options and upon vesting and settlement of restricted share units. In March 2009, the 2,000,000 reserved ordinary shares were subject to a ten-for-one share split effected by Changyou and became 20,000,000 ordinary shares. Most of these awards vest over a period of four years. The maximum term of any issued share right under the Changyou 2008 Share Incentive Plan is ten years from the grant date. The Changyou 2008 Share Incentive Plan will expire in August 2018.

As of June 30, 2013, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to Tao Wang, through Prominence Investments Ltd. (“Prominence”) and 4,781,552 restricted share units to certain of its executive officers other than Tao Wang, and to certain of its other employees. Prominence is an entity that may deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang.

For the three and six months ended June 30, 2013, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.4 million and $0.6 million, respectively. For the three and six months ended June 30, 2012, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.8 million and $2.0 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

For Changyou restricted ordinary shares granted to Tao Wang and to its executive officers other than Tao Wang before Changyou’s initial public offering, there was no unrecognized share-based compensation expense as of June 30, 2013, as these awards were fully vested in 2012.

For Changyou restricted share units granted to certain of its other employees before Changyou’s initial public offering, there was no unrecognized share-based compensation expense as of June 30, 2013, as these awards were fully vested. The fair value of these restricted share units as of the grant date was determined based on Changyou’s offering price for its initial public offering, which was $8.00 per ordinary share.

A summary of activity for the restricted share units as of and for the six months ended June 30, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	81	$8.00
Granted	0
Vested	(81)	8.00
Forfeited	0

Unvested at June 30, 2013	0

Expected to vest thereafter	0

For the three and six months ended June 30, 2013, total share-based compensation expense recognized for the above restricted share units was nil and negative $0.3 million, respectively. The negative $0.3 million resulted from Changyou’s true-up of the shared-based compensation expense for forfeited restricted share units in the first quarter of 2013. For the three and six months ended June 30, 2012, total share-based compensation expense recognized for the above restricted share units was $50,000 and $0.2 million, respectively.

As of June 30, 2013, there was no unrecognized share-based compensation expense related to the unvested restricted share units. The total fair value of restricted share units vested to Changyou’s employees on their respective vesting dates was $1.1 million both for the three months and for the six months ended June 30, 2013. The total fair value of restricted share units vested to Changyou’s employees on their respective vesting dates was $1.2 million both for the three months and for the six months ended June 30, 2012.

Share-based Awards granted after Changyou’s Initial Public Offering

As of June 30, 2013, in addition to the share-based awards granted before Changyou’s initial public offering, Changyou had granted an aggregate of 1,585,552 restricted share units (settleable in ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the six months ended June 30, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	526	$13.30
Granted	36	14.57
Vested	(319)	12.70
Forfeited	(10)	12.11

Unvested at June 30, 2013	233	14.37

Expected to vest thereafter	215	14.40

For the three and six months ended June 30, 2013, total share-based compensation expense recognized for the above restricted share units was $0.4 million and $0.9 million, respectively. For the three and six months ended June 30, 2012, total share-based compensation expense recognized for the above restricted share units was $0.8 million and $1.8 million, respectively.

As of June 30, 2013, there was $1.3 million of unrecognized compensation expense related to the unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.92 years. The total fair value of these restricted share units vested during the three and six months ended June 30, 2013 was $4.4 million and $4.7 million, respectively. The total fair value of these restricted share units vested during the three and six months ended June 30, 2012 was $3.7 million and $4.0 million, respectively.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”). On June 18, 2013, the Sogou 2010 Share Incentive Plan was amended to provide for the issuance of up to 36,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the amended Sogou 2010 Share Incentive Plan is ten years from the grant date. The amended Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of June 30, 2013, Sogou had issued options for the purchase of 35,654,750 ordinary shares.

Of the 35,654,750 issued share options, 23,424,750 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period; therefore, for purposes of recognition of share-based compensation expense, each installment is considered to be granted at that date. As of June 30, 2013, performance targets had been set for 12,960,400 share options and, accordingly, those options subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets were considered granted for purposes of recognition of share-based compensation expense. As of June 30, 2013, 9,944,125 share options had become vested and exercisable because both the service period and the performance requirements had been met, and a portion of the vested shares had been exercised. 108,150 share options, for which the performance requirements had been met, remained unvested because the service period requirement had not been met.

8,270,000 share options will become vested and exercisable in four or five equal installments, with (i) the first installment vesting upon Sogou’s completion of an initial public offering of its ordinary shares (“Sogou’s IPO”) and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the three or four subsequent installments vesting on the first, second, third and, if applicable, fourth anniversary dates, respectively, of the closing of Sogou’s IPO.

The remaining 3,960,000 share options will become vested and exercisable in four equal installments, with (i) the first installment vesting upon the first anniversary of the occurrence of either of the following events (“Event”): (a) completion of Sogou’s IPO; (b) the consolidation of Sogou with or the acquisition of Sogou by another person or entity in a sale of all or substantially all of its assets or shares, and (ii) each of the three subsequent installments vesting on the second, third and fourth anniversary dates, respectively, of the occurrence of an Event. If there has not been an Event within 24 months from June 15, 2013 (the “Vesting Cessation Date”), all installments of the remaining 3,960,000 share options will cease to vest.

All installments of the 8,270,000 and 3,960,000 share options that are subject to vesting upon the completion of Sogou’s IPO or an Event were considered granted upon the issuance of the options. The completion of a firm commitment IPO or such an Event is considered to be a performance condition of the awards. An IPO event or such an Event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO or the occurrence of an Event, and hence no share-based compensation expense was recognized for the three and six months ended June 30, 2013 for the 8,270,000 and 3,960,000 share options that are subject to vesting upon the completion of Sogou’s IPO or an Event.

A summary of share option activity under the Sogou 2010 Stock Incentive Plan as of and for the six months ended June 30, 2013 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2013	6,345	$0.001
Granted	14,168	0.318
Exercised	(5,121)	0.001
Forfeited or expired	(17)	0.001

Outstanding at June 30, 2013	15,375	0.293	9.34

Vested at June 30, 2013 and expected to vest thereafter	3,063

Exercisable at June 30, 2013	128

For the three and six months ended June 30, 2013, total share-based compensation expense recognized for share options under the amended Sogou 2010 Share Incentive Plan was $132,000 and $148,000, respectively. For the three and six months ended June 30, 2012, total share-based compensation expense recognized for share options under the amended Sogou 2010 Share Incentive Plan was $956,000 and $977,000, respectively.

As of June 30, 2013, there was $1.8 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.51 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2013
Average risk-free interest rate	2.10%~2.51%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	1.3%~6.0%
Weighted average expected option life	10
Volatility rate	47.00%~49.00%
Dividend yield	0%
Fair value	0.67

Sogou estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 1.3% for Sogou management’s share options granted as of June 30, 2013 and 6.0% for Sogou employees’ share options granted as of June 30, 2013. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu management

Under an arrangement approved by the Board of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of June 30, 2013, Sohu had issued options for the purchase of 11,378,500 Sogou ordinary shares to Sohu management and key employees under this arrangement.

Of the 11,378,500 issued share options, 8,978,500 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period; therefore, for purposes of recognition of share-based compensation expense, each installment is considered to be granted at that date. As of June 30, 2013, performance targets had been set for 5,466,875 share options and, accordingly, those options vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets were considered granted. As of June 30, 2013, 4,348,000 share options had become vested and exercisable because both the service period and the performance requirements had been met, and a portion of the vested shares had been exercised.

The remaining 2,400,000 share options will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the 2,400,000 share options that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and six months ended June 30, 2013, for the 2,400,000 share options that are subject to vesting upon the completion of Sogou’s IPO.

A summary of share option activity as of and for the six months ended June 30, 2013 is presented below:

Options	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2013	2,178	$0.625
Granted	3,519	0.625
Exercised	(2,175)	0.625
Forfeited or expired	0

Outstanding at June 30, 2013	3,522	0.625	9.11

Vested at June 30, 2013 and expected to vest thereafter	1,119

Exercisable at June 30, 2013	3

For both the three months and the six months ended June 30, 2013, total share-based compensation expense recognized for share options under the arrangement was $22,000. For both the three months and the six months ended June 30, 2012, total share-based compensation expense recognized for share options under the arrangement was $182,000.

As of June 30, 2013, there was $361,000 of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.5 years.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2013
Average risk-free interest rate	2.10%~2.51%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	0%-8%
Weighted average expected option life	10
Volatility rate	48.00%-49.00%
Dividend yield	0%
Fair value	0.27-0.38

Option Modification

As of June 30, 2013, 19,245,000 share options granted under the amended Sogou 2010 Share Incentive Plan and 1,225,000 share options granted under the arrangement providing for Sogou share-based awards to Sohu management and key employees, or a total of 20,470,000 share options, were early exercised, and the resulting Sogou ordinary shares were transferred to a trust with the original option grantees as beneficiaries. The trust will distribute the shares to those beneficiaries in installments based on the vesting requirements under the original option agreements. Although this trust arrangement caused a modification of the terms of these share options, the modification was not considered substantive; therefore no incremental fair value related to these shares resulted from the modification, and the remaining share-based compensation expense for these shares will continue to be recognized over the original remaining vesting period.

4) Sohu Video Share-based Awards and 7Road Share-based Awards

See Note 3 - Share-Based Compensation Expense.

11.	Business Restructuring

7Road Transactions

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. Effective June 26, 2012, Shenzhen 7Road was reorganized into a Cayman Islands holding company structure where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgames (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. On June 21, 2012, Mr. Kai Cao, who was then 7Road’s Chief Executive Officer, surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding share capital of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%. When 7Road and Shenzhen 7Road are discussed in this report, the reorganization is treated as if it had been effective upon Changyou’s initial acquisition of the equity interests of Shenzhen 7Road.

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, for aggregate cash consideration of approximately $78 million. Effective with Changyou’s entering into the acquisition agreement, Mr. Dewen Chen, Changyou’s President, was appointed as the Chairman and acting Chief Executive Officer of 7Road, and Mr. Kai Cao resigned as a director and as Chief Executive Officer of 7Road.

The acquisition closed on June 5, 2013. Effective with the closing, 7Road became an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease became the sole shareholder of 7Road’s VIE Shenzhen 7Road. Also effective upon the closing, the former noncontrolling shareholders’ existing non-compete covenants with Changyou were terminated, and an agreement took effect under which the former noncontrolling shareholders agreed, for a period of two years after the closing, to not solicit or hire existing employees of 7Road.

As of June 30, 2013, Changyou had paid $76 million of the total cash consideration. The remaining $2 million will be settled in June 2014.

17173 Transaction

On December 15, 2011, Sohu closed the sale to Changyou of certain assets associated with the business of 17173.com (the “17173 Business”) for fixed cash consideration of $162.5 million. After the closing of the sale, Sohu continued to consolidate the results of operations of the 17173 Business in the Sohu Group’s consolidated financial statements.

Sogou Transactions

Sogou Restructuring

On October 22, 2010, Sogou sold 24.0 million, 14.4 million and 38.4 million, respectively, of its newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Fund, LP, and Photon Group Limited (“Photon”), the investment fund of Dr. Charles Zhang, for $15 million, $9 million, and $24 million, respectively.

On June 29, 2012, Sohu purchased the 24 million Sogou Series A Preferred Shares from Alibaba for fixed cash consideration of $25.8 million. Under ASC 810-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. The $14.2 million excess of the purchase price over Alibaba’s net investment balance reduced additional paid-in capital in the Sohu Group’s consolidated balance sheets.

Sohu’s Shareholding in Sogou

Shareholding Control and Economic Interest

As of June 30, 2013, Sogou had outstanding a combined total of 225,763,006 ordinary shares and Series A preferred shares, of which Sohu held 134,868,250 ordinary shares and 24,000,000 Series A preferred shares, or approximately 70% of the combined total of Sogou’s outstanding ordinary shares and Series A preferred shares. Of the 158,868,250 shares held by Sohu, 7,668,250 ordinary shares are subject to purchase under options held by Sohu management and key employees. The remaining 151,200,000 shares account for 67% of the combined total of Sogou’s outstanding ordinary shares and Series A preferred shares. As Sogou’s controlling shareholder, Sohu continues to consolidate Sogou in the Sohu Group’s consolidated financial statements, but recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Sohu’s economic interest in Sogou, as well as the noncontrolling interest recognized for Sogou in the Sohu Group’s consolidated financial statements, will continue to change as Sogou generates profit /(loss), and outstanding Sogou share options become vested and settled.

Dilutive Impact

As of June 30, 2013, a portion of Sogou options granted to Sogou and Sohu top management and key employees were still unvested and were settable upon the achievement of different vesting conditions. Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, the share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with the performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 14 - Net Income per Share.

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

Redemption Rights

The Series A Preferred Shares are not redeemable.

Conversion Rights

Each Series A Preferred Share is convertible, at the option of the holder, at any time, and without the payment of additional consideration by the holder. Each Series A Preferred Share is convertible into such number of ordinary shares as is determined by dividing the original issue price of Series A Preferred Share by the then-effective conversion price. The conversion price is initially the same as the original issue price of $0.625, and is subject to adjustment on a weighted average basis upon the issuance of additional equity shares, or securities convertible into equity shares, at a price per share less than the original price per share of the Series A Preferred Shares, subject to certain customary exceptions, such as shares issued pursuant to the amended Sogou 2010 Share Incentive Plan. Each Series A Preferred Share will be automatically converted into ordinary shares of Sogou upon the closing of a qualified initial public offering of Sogou based on the then-effective conversion price.

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

As of June 30, 2013, Sohu held approximately 67% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 81% of the total voting power in Changyou. As Changyou’s controlling shareholder, Sohu continues to consolidate Changyou in the Sohu Group’s consolidated financial statements but recognizes noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

As of June 30, 2013, Changyou had outstanding a combined total of 284,338 restricted share units. Because no ordinary shares will be issued with respect to these restricted share units until the restricted share units are vested and settled, the unvested restricted share units and vested restricted share units that have not yet been settled are not included as outstanding shares of Changyou and have no impact on the Sohu Group’s basic net income per share. Unvested restricted share units and vested restricted share units that have not yet been settled do, however, have a dilutive impact on the Sohu Group’s diluted net income per share. See Note 14 - Net Income per Share.

12.	Mezzanine Equity

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011.

On June 21, 2012, 7Road’s then Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding share capital of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO on NASDAQ, the NYSE or the HKEX. The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

Under ASC 480-10, the Sohu Group calculates, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the Shenzhen 7Road acquisition to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity is adjusted by an accumulative amount equal to the higher of (i) and (ii).

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013. See Note 11 - Business Restructuring. Under ASC 810-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. Following the closing of the acquisition, $2.4 million, representing the excess of the amount of the mezzanine-classified noncontrolling interest in 7Road over the purchase price as of the closing date, was recorded in the Sohu Group’s equity accounts.

For the three and six months ended June 30, 2013, accretion charges of $7.1 million and $17.8 million, respectively, compared to $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2012, were recorded in the Sohu Group’s statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road.

13.	Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (the “noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “noncontrolling shareholders”), Sogou’s net income /(loss) attributable to these noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and noncontrolling shareholders’ original investments in Series A Preferred Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the noncontrolling shareholders in the Series A Preferred Shares of Sogou (the “Sogou Series A Terms”) the terms of Sogou’s restructuring, and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba.

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

Noncontrolling Interest in the Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012, noncontrolling interest in the consolidated balance sheets was $279.3 million and $231.0 million, respectively.

	As of
	June 30, 2013 (in thousands)	December 31, 2012 (in thousands)
Changyou	$259,264	$203,995
Sogou	18,049	24,645
Others	2,033	2,354

Total	$279,346	$230,994

Noncontrolling Interest of Changyou

As of June 30, 2013 and December 31, 2012, $259.3 million and $204.0 million, respectively, noncontrolling interest was recognized in the Sohu Group’s consolidated balance sheets, representing a 33% and a 32%, respectively, economic interest in Changyou’s net assets and reflected the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of June 30, 2013 and December 31, 2012, $18.0 million and $24.6 million, respectively, noncontrolling interest was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expenses, along with these shareholders’ investments in the Series A Preferred Shares issued by Sogou.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2013, net income attributable to the noncontrolling interest in the consolidated statements of comprehensive income was $24.5 million and $47.6 million, respectively, compared with $19.9 million and $36.5 million, respectively, for the three months and six months ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Changyou	$24,656	$22,170	$49,890	$42,015
Sogou	(37)	(2,477)	(1,966)	(5,548)
Others	(114)	179	(353)	5

Total	$24,505	$19,872	$47,571	$36,472

Noncontrolling Interest of Changyou

For the three months ended June 30, 2013 and 2012, $24.7 million and $22.2 million, respectively, in net income attributable to the noncontrolling interest was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 33% and a 32%, respectively, economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended June 30, 2013 and 2012, $37,000 and $2.5 million, respectively, in net loss attributable to the noncontrolling interest was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

14.	Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to the Sohu Group is adjusted as follows:

(1)	Changyou’s net income attributable to the Sohu Group is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

For the second quarter of 2013, the percentage used for the calculation of basic and dilutive net income per share was 67.2% and 67.1%, respectively. In the calculation of the Sohu Group’s diluted net income per share, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease from 67.2% to 67.1%. As a result, Changyou’s net income attributable to the Sohu Group on a diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou ordinary shares and Series A Preferred Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to the Sohu Group by virtue of the Sogou Series A Terms, the terms of the restructuring and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, which is used for the calculation of basic net income per share.

In the calculation of the Sohu Group’s basic net income per share, Sogou’s net income /(loss) attributable to the Group is determined according to the Sogou Series A Terms, the terms of the restructuring and Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba. For the second quarter of 2013, in the calculation of the Sohu Group’s diluted net income per share, assuming a dilutive effect, the percentage of 70% was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The above difference is presented as “incremental dilution from Sogou” in the table below.

The following table presents the calculation of the Sohu Group’s basic and diluted net income per share (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Sohu.com Inc., basic	$21,626	$12,782	$46,057	$35,890
Effect of dilutive securities:
Incremental dilution from Changyou	(101)	(484)	(426)	(1,435)
Incremental dilution from Sogou	(21)	(1,543)	(1,139)	(3,457)

Net income attributable to Sohu.com Inc., diluted	$21,504	$10,755	$44,492	$30,998

Denominator:
Weighted average basic common shares outstanding	38,259	38,002	38,214	38,043
Effect of dilutive securities:
Share options and restricted share units	233	345	247	373

Weighted average diluted common shares outstanding	38,492	38,347	38,461	38,416

Basic net income per share attributable to Sohu.com Inc.	$0.57	$0.34	$1.21	$0.95

Diluted net income per share attributable to Sohu.com Inc.	$0.56	$0.28	$1.16	$0.81

15.	Subsequent Events

Related to Changyou

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. The ADSs may be purchased from time to time at management’s discretion at prevailing market prices in the open market in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. Changyou’s management will determine the timing and amount of any purchases of Changyou’s ADSs based on their evaluation of market conditions, the trading price of Changyou’s ADSs and other factors. The purchase program may be suspended or discontinued at any time.

Related to Sogou

As of June 30, 2013, 23,424,750 share options granted under the Sogou 2010 Share Incentive Plan, and 8,978,500 share options granted under an arrangement approved by the Board of Directors of Sohu and Sogou in March 2011, will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement being met and Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period; therefore, for purposes of recognition of share-based compensation expense, each installment is considered to be granted at that date. As of June 30, 2013, performance targets were set for 12,960,400 of the 23,424,750 share options and 5,466,875 of the 8,978,500 share options. As a result, those options vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets were considered granted. See Note 10 - Sohu.com Inc. Shareholders’ Equity - Stock Incentive Plan.

On July 27, 2013, performance targets were set for another 2,908,125 of the 23,424,750 share options, and another 1,118,875 of the 8,978,500 share options. As a result, as of July 27, 2013, 15,868,525 of the 23,424,750 share options and 6,585,750 of the 8,978,500 share options were considered granted for the purposes of recognition of share-based compensation expense.

16.	Recently Issued Accounting Pronouncements

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” “Sohu,” the “Sohu Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”), Go2Map Inc., Sohu.com (Search) Limited, Sogou Inc., Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox,” also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment,” formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK,” formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com (US) Inc. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend” ,“believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Sohu (NASDAQ: SOHU) is a leading Chinese online media, search, gaming, community and mobile service group. We operate one of the most comprehensive matrices of Chinese language content and services, and we developed and operate one of the most popular massively multiplayer online games and two popular Web games in China. Substantially all of our operations are conducted through our indirect wholly-owned and majority-owned China-based subsidiaries and variable interest entities (collectively the “Sohu Group” or “the Group”).

Our businesses consist of the online advertising business, which consists of the brand advertising business as well as the search and others business, the online game business, the mobile business and the others business, of which online advertising and online games are our core businesses.

Factors and Trends Affecting our Business

The Internet and Internet-related markets in China continued to evolve rapidly during the first half of 2013. According to a semiannual report issued by the China Internet Network Information Center (“CNNIC”), the total number of Internet users in China had reached 591 million by June 30, 2013, an increase of 26.6 million from the end of 2012. The CNNIC also reported that the number of mobile Internet users in China had reached 464 million by June 30, 2013, an increase of 43.8 million from the end of 2012, exceeding the 411 million desktop computer Internet users as of June 30, 2013, which is an indication that mobile Internet is becoming the top channel for Internet users to consume online content in China. We believe that this large and expanding user base will continue to provide significant opportunities to expand our product offerings and to explore new revenue streams.

In China, online video is a top Internet application, with over 389 million users as of June 30, 2013, according to CNNIC. We expect that brand advertisers will continue to allocate more advertising dollars to online video in order to exploit this growing market. To better employ market opportunities, we set up a dedicated advertising sales force for our online video business in 2012. We expect growth in video advertising revenue to accelerate in 2013.

Our search and others business continued to grow, which was attributable to the growth of pay-for-click services, as well as online marketing services on the Sogou Web Directory. We expect our search and others business to sustain healthy revenue growth through the remainder of 2013.

Our strong performance of online game business in the second quarter reflects the growth of the China online game industry. We also believe that it reflects the ongoing strength of our online games content as we are constantly updating our games based on user feedback, which helps to extend the popularity of our games in China. We also have made a successful transition from a pure-play game developer to a broad spectrum gaming company offering multiple types of games on different devices and owning the leading game information portal, 17173.com, in China. On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road.com Limited (“7Road”) held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, for aggregate fixed cash consideration of approximately $78 million. Following the closing of the acquisition on June 5, 2013, 7Road became an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease became the sole shareholder of 7Road’s VIE Shenzhen 7Road Technology Co., Ltd (“Shenzhen 7Road”).

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

Online Game Business

Our online game business is conducted via Changyou, a leading online game developer and operator in China. Changyou engages in the development, operation and licensing of online games, including massively multiplayer online games (“MMOGs”), Web games and mobile games. Changyou developed and operates Tian Long Ba Bu (“TLBB”), which is one of the most popular MMOGs in China, and developed, and primarily jointly operates with third-party joint operators, DDTank and Wartune (also known as “Shen Qu”), which are two popular Web games in China. For the second quarter of 2013, more than 70% of the revenues of Changyou’s online game business were derived from TLBB.

We depend on Changyou for a significant portion of our revenues, net income, and operating cash flow. For the second quarter of 2013, Changyou’s online game revenues were $168.3 million, which represented 50% of our total revenues. Net income contributed by Changyou for the quarter was $82.3 million, which represented 155% of our total net income.

Mobile Business

Our mobile business offers mobile related services through different types of mobile products to mobile phone users. The mobile products mainly consist of short messaging services (“SMS”), mobile games, Ring Back Tone (“RBT”), mobile video and interactive voice response (“IVR”). A majority of the content is purchased from third party content providers.

Others Business

Our others business are primarily generated from our business of offering Internet value-added services (“IVAS”) with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, offering cinema advertisement slots to be shown in theaters before the screening of movies, and sub-licensing of licensed video content to third parties.

Business Restructuring

7Road Transactions

On May 11, 2011, Changyou, through its VIE Gamease, acquired 68.258% of the equity interests of Shenzhen 7Road and began to consolidate Shenzhen 7Road’s financial statements on June 1, 2011. Effective June 26, 2012, Shenzhen 7Road was reorganized into a Cayman Islands holding company structure where Changyou holds a direct ownership interest in 7Road through Changyou’s subsidiary Changyou.com Webgames (HK) Limited, and Shenzhen 7Road is a VIE of 7Road. On June 21, 2012, Mr. Kai Cao, who was then 7Road’s Chief Executive Officer, surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding share capital of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%. When 7Road and Shenzhen 7Road are discussed in this report, the reorganization is treated as if it had been effective upon Changyou’s initial acquisition of the equity interests of Shenzhen 7Road.

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, for aggregate cash consideration of approximately $78 million. Effective with Changyou’s entering into the acquisition agreement, Mr. Dewen Chen, Changyou’s President, was appointed as the Chairman and acting Chief Executive Officer of 7Road, and Mr. Kai Cao resigned as a director and as Chief Executive Officer of 7Road.

The acquisition closed on June 5, 2013. Effective with the closing, 7Road became an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease became the sole shareholder of 7Road’s VIE Shenzhen 7Road. Also effective upon the closing, the former noncontrolling shareholders’ existing non-compete covenants with Changyou were terminated, and an agreement took effect under which the former noncontrolling shareholders agreed, for a period of two years after the closing, to not solicit or hire existing employees of 7Road.

As of June 30, 2013, Changyou had paid $76 million of the total cash consideration. The remaining $2 million will be settled in June 2014.

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

As of June 30, 2013, Sohu held 70% of the combined total of Sogou’s outstanding ordinary shares and Series A Preferred Shares. As Sohu is Sogou’s controlling shareholder, we continue to consolidate Sogou in our consolidated financial statements, but recognize noncontrolling interest reflecting economic interest held by shareholders other than Sohu.

Changyou Transactions

On April 7, 2009, Changyou completed an initial public offering of its ADSs on the NASDAQ Global Select Market under the symbol “CYOU.” Each of Changyou’s ADS represents two ordinary shares.

As of June 30, 2013, Sohu held approximately 67% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 81% of the total voting power in Changyou. As Sohu is Changyou’s controlling shareholder, we continue to consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect our more significant estimates and judgments, and those that we believe are the most critical to fully understanding and evaluating our consolidated financial statements.

Basis of Consolidation

Our consolidated financial statements include the accounts of Sohu.com Inc. and its direct and indirect wholly-owned and majority-owned subsidiaries and consolidated variable interest entities (“VIEs”). All intercompany transactions are eliminated.

VIE Consolidation

Our Group adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For the consolidated VIEs, management made evaluations of the relationships between us and our VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIEs. Our Group has one VIE that is not consolidated, since we are not the primary beneficiary.

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholder. Currently, the noncontrolling interests in our consolidated financial statements primarily consist of noncontrolling interests for Changyou and Sogou.

Noncontrolling Interest for Changyou

To reflect the economic interest in Changyou held by shareholders other than Sohu (“noncontrolling shareholders”), Changyou’s net income attributable to these noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income, based on their share of the economic interests in Changyou. Changyou’s cumulative results of operations attributable to these noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in our consolidated balance sheets.

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

Segment Reporting

Our Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (“CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. Our Group’s CODM is Sohu.com Inc.’s Chief Executive Officer. There are five segments in our Group, consisting of brand advertising, Sogou (which mainly consists of the search and others business), Changyou (which mainly consists of the online game business), mobile and others.

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

Under ASC 845, barter trade transactions in which physical goods or services (other than advertising services) are received in exchange for advertising services should be recorded based on the fair values of the goods and/or services received. For our online advertising-for-online advertising barter transactions, no revenue or expense is recognized because the fair value of neither the advertising surrendered nor the advertising received is determinable.

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

On May 24, 2013, it was announced that commencing August 1, 2013 the Pilot Program will be expanded to all regions in PRC. VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of VAT input. Hence, the amount of VAT payable does not result directly from output VAT generated from goods sold or taxable labor services provided. With the adoption of the Pilot Program, our online advertising revenues are subject to VAT. Our online advertising revenues are now recognized after deducting agent rebates and net of VAT and related surcharges.

Brand Advertising Revenues

Business Model

Currently the brand advertising business has two main types of pricing models, consisting of the Fixed Price Model and the Cost Per Impression (“CPM”) pricing model. Under the Fixed Price Model, a contract is signed to establish a fixed price for the advertising services to be provided. Under the CPM pricing model, the total contract amount for the advertising services is not fixed, but the unit price for each qualifying display is fixed. A qualifying display is defined as the appearance of an advertisement, where the advertisement meets criteria specified in the contract with the advertiser. Advertising fees are charged to the advertisers based on the unit prices and the number of qualifying displays. We provide advertisement placements to our advertisers on different Website channels and in different formats, which include, among other things, banners, links, logos, buttons, full screen, pre-roll, post-roll, and mid-roll video screens, as well as pause video screens.

Revenue Recognition

For brand advertising revenue recognition, prior to entering into contracts, we make a credit assessment of the customer. For contracts for which collectability is determined to be reasonably assured, we recognize revenue when all revenue recognition criteria are met. Otherwise, we only recognize revenue when the cash is received and all other revenue recognition criteria are met.

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

Mobile Revenues

Our mobile revenues are generated from the provision of mobile-related services through different types of mobile products to mobile phone users. The mobile products mainly consist of SMS, mobile games, RBT, mobile video and IVR. In order to deliver our products to mobile phone users, we sign contracts with China Mobile Communications Corporation, China United Network Communication Group Company Limited, China Telecom Corporation and their subsidiaries and other small mobile network operators (collectively, the “China mobile network operators”). We obtain fees from the China mobile network operators, which charge users on a monthly or per message /download basis for mobile services we provide. After the receipt of service fees from China mobile network operators, we make payments to third party mobile service alliance and content providers based on revenue-sharing arrangements.

Mobile revenues are recognized on gross or net basis, determined by evaluating the terms of the arrangement to determine whether we are serving as principal or agent in a transaction. To determine the amount of revenues to be recognized in the month in which the service is performed, provided that no significant obligations remain, we rely on billing confirmations issued by the China mobile network operators. If at the end of each reporting period, an operator has not yet issued such billing confirmations, we estimate the amount of collectable mobile service fees and recognize revenue. When we later receive billing confirmations, we record a true-up accounting adjustment. For the three months ended June 30, 2013, 68% of our estimated mobile revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the mobile service fees, net of its service fees, to us.

Others Revenues

Others revenues are primarily generated from our business of offering IVAS with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, offering cinema advertisement slots to be shown in theaters before the screening of movies, and sub-licensing of licensed video content to third parties.

Revenues from IVAS

We offer Web games developed by third-party developers and generate revenues from the provision of IVAS, including promotion, access maintenance and payment services, to third-party developers. Under revenue-sharing agreements that we sign with third-party developers, we collect payments from the end users, keep a pre-agreed percentage of the proceeds and remit the balance to the third-party developers. Revenues from IVAS are recognized when our obligations under the agreements and all other revenue recognition criteria have been met.

Revenues from cinema advertisements

For cinema advertising services, a contract is signed with the advertiser to establish a fixed price and specify the advertising services to be provided. Pursuant to the contracts, we provide advertisement placements in advertising slots to be shown in theatres before the screening of movies. When all the recognition criteria are met, revenues from cinema advertising are recognized under either the proportional performance method or the straight-line method, depending on the terms of the customer contract. Under the proportional performance method, revenues are generally recognized based on a percentage of the advertising slots actually delivered. Under the straight-line method, revenues are recognized on a straight-line basis over the contract period.

Revenues from sub-licensing of licensed video content

For licensed video content purchased on an exclusive basis, we have rights to sub-license to other platforms. Revenues from sub-licensing of licensed video content are recognized when the content is available for immediate and unconditional delivery under an existing sub-licensing arrangement, the sub-license period has begun and the sub-licensing fee is fixed or determinable and collection of the sub-licensing fee is reasonably assured.

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

Sohu Video share-based awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of June 30, 2013, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan.

For purposes of ASC 718, no grant date may be established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for.

Management concluded that as of June 30, 2013 certain significant factors necessary to determine the fair value of Sohu’s video division remained uncertain. On the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the three months ended June 30, 2013.

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

On May 1, 2013, Changyou entered into an agreement to acquire all of the outstanding ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road. The acquisition closed on June 5, 2013.

On June 28, 2013, 7Road’s Board of Directors approved the cancellation of the 7Road 2012 Share Incentive Plan. 7Road concurrently offered to a total of 42 7Road employees holding an aggregate of 2,223,750 restricted share units which had been granted under the 7Road 2012 Share Incentive Plan the right to exchange their restricted share units for, at each employee’s election, in each case subject to the employee’s continued employment by 7Road, either (i) the right to a cash payment of up to an aggregate of $2.90 per restricted share unit exchanged, vesting and payable at the rate of 40%, 30% and 30%, respectively, on the first, second and third anniversaries of July 18, 2012, which is the date when the surrendered restricted share units were granted under the 7Road 2012 Share Incentive Plan, or (ii) the right to receive an annual cash bonus, over a seven-year period commencing July 1, 2013, based on adjusted annual cumulative net income of 7Road. All restricted share units held by these 42 holders under the 7Road 2012 Share Incentive Plan as of June 28, 2013 were included in this exchange program.

As the original awards of restricted share units made under the 7Road 2012 Share Incentive Plan included as a vesting condition the completion of an initial public offering, which is not considered probable under it occurs, no share-based compensation expense was recognized for the fair value of the original awards. As of the date of the modification resulting from the exchange program, incremental compensation expense, which is not classified as share-based compensation expense, will be the fair values of the two new compensation schemes included in the exchange program. Under Scheme I, the modification resulted in total incremental compensation expense of $5.7 million, which will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For the three months ended June 30, 2013, compensation expense of $2.5 million was recognized in the consolidated statements of comprehensive income. For scheme II, the incremental compensation expense will vary depending on 7Road’s future financial performance.

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

Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to distribute all of its 2012 earnings and a portion of its 2013 earnings, respectively, to its overseas parent company, Changyou.com HK Limited (“Changyou HK”). Based on an assessment performed pursuant to requirements specified by PRC tax authorities, Changyou concluded that it was more likely than not that such distribution would be subject to 5% withholding tax. As of June 30, 2013, Changyou had accrued deferred tax liabilities in the amount of $15.4 million for withholding taxes associated with this distribution plan.

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

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, the Pilot Program for transition from the imposition of Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. On May 24, 2013, it was announced that commencing August 1, 2013 the Pilot Program will be expanded to all regions in PRC. Our brand advertising and search revenues are subject to this program.

Business Tax had been imposed primarily on revenues from the provision of taxable services, assignments of intangible assets and transfers of real estate. Prior to the implementation of the pilot program, our Business Tax rate, which varies depending upon the nature of the revenues being taxed, generally ranged from 3% to 5%.

VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of VAT input. Before the implementation of the Pilot Program, we were mainly subject to a small amount of VAT for revenues of Changyou’s subsidiary 7Road that are deemed for PRC tax purposes to be derived from the sale of software. VAT has been imposed on those 7Road revenues at a rate of 17%, with a 14% immediate tax refund, resulting in a net rate of 3%. With the implementation of the Pilot Program, in addition to the 7Road revenues, our brand advertising and search revenues are now subject to VAT at a rate of 6%.

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

U.S. Corporate Income Tax

Sohu.com Inc. is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of 34% or 35%. Subject to certain limitations, the net operating losses (“NOLs”) of a corporation taxable in the U.S. that are carried forward from prior years may be used to offset the corporation’s taxable income. As of the end of the 2012 taxable year, Sohu.com Inc. had no further NOLs available for offsetting any U.S. taxable income. Accordingly, to the extent that Sohu.com Inc. has U.S. taxable income in 2013, we will accrue U.S. corporate income tax in our consolidated statements of comprehensive income and make estimated tax payments as and when required by U.S. law.

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

Our financial instruments include cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, prepaid non-current assets, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans.

Cash Equivalents

Our cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less.

Restricted time deposits

Restricted time deposits are valued based on the prevailing interest rates in the market.

Changyou loans from offshore banks, secured by time deposits

As of June 30, 2013 we had, through Changyou, loans from offshore banks. These loans are secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

Collateral related to Sogou incentive shares trust arrangements

In February 2013, we deposited $9 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities are intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. We are not subject to any additional potential payments other than the restricted time deposit amounts, and believe that the fair value of our guarantee liability is immaterial.

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

In May 2013, the office building Sohu purchased in 2009 was placed in service. Accordingly, in the same month, we recognized the office building’s original cost of $162 million as fixed assets. The original cost consists primarily of the purchase price and the costs of technological infrastructure and fitting-out work. Also in May 2013, we began recognizing depreciation expense based on the building’s useful life, which is approximately 41 years, on a straight-line basis.

For Changyou’s office building purchased in 2010, as of June 30, 2013, $144 million had been paid and recognized as construction-in-process under fixed assets in our consolidated balance sheets, as the construction work of the building had been completed and the technological infrastructure and fitting-out work was still in progress.

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

Prepaid non-current Assets

Prepaid non-current assets primarily include prepaid PRC income tax arising from the sale of certain assets associated with the 17173 Business by Sohu to Changyou. Since the sale of the 17173 Business was between entities that are included in our consolidated financial statements, it was considered an “intra-entity transaction” and, under ASC 810-10, income taxes paid should be deferred. Accordingly, we recorded income tax related to the sale of the 17173 Business as prepaid PRC income tax. The prepaid PRC income tax will be amortized over the period of the weighted average remaining life of the 17173 Business-related assets sold to Changyou.

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

On June 21, 2012, 7Road’s then Chief Executive Officer surrendered to 7Road, without consideration, ordinary shares of 7Road representing 5.1% of the then outstanding share capital of 7Road. As a result, the noncontrolling interest decreased to 28.074% of 7Road and Changyou’s interest in 7Road increased to 71.926%.

Our Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the noncontrolling shareholders would have the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road achieved specified performance milestones before the expiration of the put option and 7Road did not complete an initial public offering on NASDAQ, the NYSE or the HKEX. The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, we classify the noncontrolling interest as mezzanine equity instead of permanent equity in our and Changyou’s consolidated financial statements.

Under ASC 480-10, we calculate, on an accumulative basis from the acquisition date, (i) the amount of accretion that would increase the balance of noncontrolling interest to its estimated redemption value over the period from the date of the Shenzhen 7Road acquisition to the earliest redemption date of the noncontrolling interest in 7Road and (ii) the amount of net profit attributable to noncontrolling shareholders of 7Road based on their ownership percentage. The carrying value of the noncontrolling interest as mezzanine equity is adjusted by an accumulative amount equal to the higher of (i) and (ii).

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders. The acquisition closed on June 5, 2013. Under ASC 810-10, changes in a parent’s ownership interest while the parent retains control of its subsidiary are accounted for as equity transactions, and do not impact net income or comprehensive income in the consolidated financial statements. Following the closing of the acquisition, $2.4 million, representing the excess of the amount of the mezzanine-classified noncontrolling interest in 7Road over the purchase price as of the closing date, was recorded in our equity accounts.

For the three and six months ended June 30, 2013, accretion charges of $7.1 million and $17.8 million, respectively, compared to $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2012, were recorded in our statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Reclassification of revenues and costs related to Changyou IVAS

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games by the 17173 business were reclassified from the online game business to IVAS in the others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $1.2 million and $2.7 million, respectively, for revenues and $0.4 million and $1.0 million for costs, respectively, for the three and six months ended June 30, 2012.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012		2013 vs 2012	2013		2012		2013 vs 2012
Revenues
Online advertising:
Brand advertising	$100,191	29%	$69,312	27%	$30,879	$180,428	28%	$130,280	27%	$50,148
Search and others	46,171	14%	28,763	11%	17,408	82,223	13%	50,400	10%	31,823

Subtotal of online advertising Revenues	146,362	43%	98,075	38%	48,287	262,651	41%	180,680	37%	81,971

Online game	168,295	50%	135,956	53%	32,339	335,716	52%	261,924	55%	73,792
Mobile	15,313	4%	15,598	6%	(285)	29,086	4%	28,949	6%	137
Others	8,934	3%	6,098	3%	2,836	19,047	3%	10,778	2%	8,269

Total revenues	$338,904	100%	$255,727	100%	$83,177	$646,500	100%	$482,331	100%	$164,169

Total revenues were $338.9 million and $646.5 million, respectively, for the three and six months ended June 30, 2013, compared to $255.7 million and $482.3 million, respectively, for the corresponding periods in 2012. The increase in total revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $83.2 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $164.2 million. The increases were mainly attributable to increases in online advertising revenues and online game revenues.

Online Advertising Revenues

Online advertising revenues were $146.4 million and $262.7 million, respectively, for the three and six months ended June 30, 2013, compared to $98.1 million and $180.7 million, respectively, for the corresponding periods in 2012. The increase in online advertising revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $48.3 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $82.0 million. The increases were mainly attributable to increases in brand advertising revenues and search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $100.2 million and $180.4 million, respectively, for the three and six months ended June 30, 2013, compared to $69.3 million and $130.3 million, respectively, for the corresponding periods in 2012. The increase in brand advertising revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $30.9 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $50.1 million. The increases were mainly attributable to an increase in revenues from the sectors of real estate and fast-moving consumer goods industries.

We expect brand advertising revenues to increase in the third quarter of 2013, compared to the second quarter of 2013.

Search and Others Revenues

Search and others revenues were $46.2 million and $82.2 million, respectively, for the three and six months ended June 30, 2013, compared to $28.8 million and $50.4 million, respectively, for the corresponding periods in 2012. The increase in search and others revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $17.4 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $31.8 million. The increases were mainly contributed by pay-for-click services, as well as online marketing services on the Sogou Web Directory, both as a result of increased traffic and improved monetization of traffic.

We expect search and others revenues to increase in the third quarter of 2013, compared to the second quarter of 2013.

Online Game Revenues

Online game revenues were $168.3 million and $335.7 million, respectively, for the three and six months ended June 30, 2013, compared to $136.0 million and $261.9 million, respectively, for the corresponding periods in 2012. The increase in online game revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $32.3 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $73.8 million. The increases were mainly due to the growth of TLBB and Wartune in the second quarter of 2013.

We expect online game revenues to decrease in the third quarter of 2013, compared to the second quarter of 2013.

Mobile Revenues

Mobile revenues were $15.3 million and $29.1 million, respectively, for the three and six months ended June 30, 2013, compared to $15.6 million and $28.9 million, respectively, for the corresponding periods in 2012. The decrease in mobile revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $0.3 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $0.2 million.

We expect mobile revenues to be flat in the third quarter of 2013 compared to the second quarter of 2013.

Others Revenues

Revenues for other services were $8.9 million and $19.0 million, respectively, for the three and six months ended June 30, 2013, compared to $6.1 million and $10.8 million, respectively, for the corresponding periods in 2012. The increase in others revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $2.8 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $8.2 million. The increases were mainly due to increased revenues from IVAS and the cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012		2013 vs 2012	2013		2012		2013 vs 2012
Cost of revenues:
Online advertising:
Brand advertising	$51,556	45%	$50,963	51%	$593	$96,434	44%	$87,855	49%	$8,579
Search and others	24,498	22%	16,192	16%	8,306	45,290	21%	29,320	16%	15,970

Subtotal of cost of online advertising revenues	76,054	67%	67,155	67%	8,899	141,724	65%	117,175	65%	24,549

Online game	22,981	20%	17,891	18%	5,090	45,630	21%	33,722	19%	11,908
Mobile	8,963	8%	10,208	10%	(1,245)	18,235	9%	19,061	11%	(826)
Others	5,647	5%	4,590	5%	1,057	11,585	5%	9,408	5%	2,177

Total cost of revenues	$113,645	100%	$99,844	100%	$13,801	$217,174	100%	$179,366	100%	$37,808

Total cost of revenues was $113.6 million and $217.2 million, respectively, for the three and six months ended June 30, 2013, compared to $99.8 million and $179.4 million, respectively, for the corresponding periods in 2012. The increase in cost of revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $13.8 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $37.8 million. The increases were mainly attributable to increases in cost of online advertising revenues and cost of online game revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $76.1 million and $141.7 million, respectively, for the three and six months ended June 30, 2013, compared to $67.2 million and $117.2 million, respectively, for the corresponding periods in 2012. The increase in cost of online advertising revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $8.9 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $24.5 million. The increases were mainly attributable to increases in cost of search and others revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs (including amortization of licensed video content and impairment of purchased video content), bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $51.6 million and $96.4 million, respectively, for the three and six months ended June 30, 2013, compared to $51.0 million and $87.9 million, respectively, for the corresponding periods in 2012.

The increase in cost of brand advertising revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $0.6 million. The increase mainly consisted of a $6.6 million increase in amortization of content and license costs, a $4.4 million increase in salary and benefits expenses, a $2.4 million increase in bandwidth leasing costs, and a $2.2 million increase in depreciation expenses, offset by a $15.3 million impairment of purchased video content in the second quarter of 2012.

The increase in cost of brand advertising revenues from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $8.5 million. The increase mainly consisted of a $10.1 million increase in amortization of content and license costs, a $7.9 million increase in salary and benefits expenses, a $3.0 million increase in depreciation expenses, and a $2.9 million increase in bandwidth leasing costs, offset by a $15.3 million impairment of purchased video content in the second quarter of 2012.

Our brand advertising gross margin was 49% and 47%, respectively, for the three and six months ended June 30, 2013, as compared to 26% and 33%, respectively, for the corresponding periods in 2012. The increase in our brand advertising gross margin was mainly due to a $15.3 million impairment of purchased video content that we recognized in the second quarter of 2012, and relatively slower growth in the rate of brand advertising costs compared with the growth in revenues.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and others revenues was $24.5 million and $45.3 million, respectively, for the three and six months ended June 30, 2013, compared to $16.2 million and $29.3 million, respectively, for the corresponding periods in 2012.

The increase in cost of search and others revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $8.3 million. The increase mainly consisted of a $5.2 million increase in traffic acquisition costs, a $1.7 million increase in bandwidth leasing costs along with increased traffic volume, and a 1.1 million increase in depreciation expenses.

The increase in cost of search and others revenues from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $16.0 million. The increase mainly consisted of a $10.2 million increase in traffic acquisition costs, a $2.5 million increase in depreciation expenses, and a $2.5 million increase in bandwidth leasing costs along with increased traffic volume.

Our search and others gross margin was 47% and 45%, respectively, for the three and six months ended June 30, 2013, as compared to 44% and 42%, respectively, for the corresponding periods in 2012. The increase in our search and others gross margin was mainly due to higher revenues from increased traffic and the improved monetization of traffic, as well as traffic acquisition costs constituting a lower percentage of search and others revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, bandwidth leasing costs, depreciation and amortization expenses, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs, and revenue-based royalty payments to game developers.

Cost of online game revenues was $23.0 million and $45.6 million, respectively, for the three and six months ended June 30, 2013, compared to $17.9 million and $33.7 million, respectively, for the corresponding periods in 2012.

The increase in cost of online game revenues from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $5.1 million. The increase mainly consisted of a $2.2 million increase in salary and benefits expenses, a $1.4 million increase in bandwidth leasing costs, and a $1.3 million increase in Business Tax and 7Road VAT.

The increase in cost of online game revenues from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $11.9 million. The increase mainly consisted of a $5.5 million increase in salary and benefits expenses, a $2.7 million increase in Business Tax and 7Road VAT, and a $2.6 million increase in bandwidth leasing costs.

Our online game gross margin was 86% for both the three months and the six months ended June 30, 2013, as compared to 87% for both of the corresponding periods in 2012.

Cost of Mobile Revenues

Cost of mobile revenues mainly consists of revenue-sharing payments (which include payments to third party mobile service alliances and content providers), collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of mobile revenues was $9.0 million and $18.2 million, respectively, for the three and six months ended June 30, 2013, compared to $10.2 million and $19.1 million, respectively, for the corresponding periods in 2012. The decrease in cost of mobile revenues from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 was $1.2 million and $0.9 million, respectively. The decreases were mainly due to decreased collection charges and transmission fees paid to China mobile network operators.

The collection charges and transmission fees varied between China mobile network operators. The collection charges and transmission fees mainly include (i) a gateway fee of $0.008 to $0.032 per message in both the second quarter of 2013 and 2012, depending on the volume of the monthly total mobile messages, and (ii) a collection fee of 15% to 87% of total fees collected by China mobile network operators from mobile phone users (with the residual paid to us) in both the second quarter of 2013 and 2012.

Our mobile gross margin was 41% and 37%, respectively, for the three and six months ended June 30, 2013, as compared to 35% and 34%, respectively, for the corresponding periods in 2012. The increases in our mobile gross margin were mainly due to decreased collection charges.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots, revenue-sharing payments related to IVAS business, and amortization of sub-licensing cost.

Cost of revenues for other services was $5.6 million and $11.6 million, respectively, for the three and six months ended June 30, 2013, compared to $4.6 million and $9.4 million, respectively, for the corresponding periods in 2012. The increase in cost of revenues for other services from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 was $1.0 million and $2.2 million, respectively. The increases were mainly due to payments for the cinema advertisement business and amortization of sub-licensing cost.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012		2013 vs 2012	2013		2012		2013 vs 2012
Operating expenses:
Product development	$63,361	39%	$43,340	38%	$20,021	$115,180	39%	$81,933	39%	$33,247
Sales and marketing	71,678	45%	48,999	43%	22,679	130,401	45%	87,653	42%	42,748
General and administrative	25,772	16%	17,508	16%	8,264	48,361	16%	35,302	17%	13,059
Impairment of intangible assets via acquisition of businesses (1)	0	0%	2,906	3%	(2,906)	0	0%	2,906	2%	(2,906)

Total operating expenses	$160,811	100%	$112,753	100%	$48,058	$293,942	100%	$207,794	100%	$86,148

Note (1): In the second quarter of 2012, we recognized a $2.9 million impairment loss in Changyou for intangible assets recognized from acquired businesses.

Total operating expenses were $160.8 million and $293.9 million, respectively, for the three and six months ended June 30, 2013, compared to $112.8 million and $207.8 million, respectively, for the corresponding periods in 2012. The increase in operating expenses from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $48 million, and the increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $86.1 million. The increases were mainly due to increases in sales and marketing expenses and product development expenses.

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

Product development expenses were $63.4 million and $115.2 million, respectively, for the three and six months ended June 30, 2013, compared to $43.3 million and $81.9 million, respectively, for the corresponding periods in 2012.

The increase in product development expenses from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $20.1 million. The increase mainly consisted of a $17.1 million increase in salary and benefits expenses, which was mainly attributable to an increased number of employees and increased average compensation, a $0.8 million increase in professional fees, offset by a $1.1 million decrease in share-based compensation expense.

The increase in product development expenses from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $33.3 million. The increase mainly consisted of a $30.7 million increase in salary and benefits expenses, which was mainly attributable to an increased number of employees and increased average compensation, a $1.2 million increase in professional fees, offset by a $2.0 million decrease in share-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $71.7 million and $130.4 million, respectively, for the three and six months ended June 30, 2013, compared to $49.0 million and $87.7 million, respectively, for the corresponding periods in 2012.

The increase in sales and marketing expenses from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $22.7 million. The increase mainly consisted of a $10.5 million increase in advertising and promotional expenditures, a $9.8 million increase in salary and benefits expenses, which was mainly attributable to an increased number of employees and increased average compensation, and a $2.2 million increase in travel expenses.

The increase in sales and marketing expenses from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $42.7 million. The increase mainly consisted of a $20.6 million increase in advertising and promotional expenditures, an $18.2 million increase in salary and benefits expenses, which was mainly attributable to an increased number of employees and increased average compensation, and a $3.4 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, and facility expenses.

General and administrative expenses were $25.8 million and $48.4 million, respectively, for the three and six months ended June 30, 2013, compared to $17.5 million and $35.3 million, respectively, for the corresponding periods in 2012.

The increase in general and administrative expenses from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $8.3 million. The increase mainly consisted of a $6.1 million increase in salary and benefits expenses, which was mainly attributable to an increased number of employees and increased average compensation, a $2.6 million increase in professional service fees, and a $1.1 million increase in travel expenses, offset by a $0.9 million decrease in share-based compensation expense, and a $0.8 million decrease in bad debt expense.

The increase in general and administrative expenses from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $13.1 million. The increase mainly consisted of an $8.7 million increase in salary and benefits expenses, which was mainly attributable to an increased number of employees and increased average compensation, a $6.2 million increase in professional service fees, and a $2.3 million increase in travel expenses, offset by a $3.7 million decrease in bad debt expense, and a $1.4 million decrease in share-based compensation expense.

Share-based Compensation Expense

Sohu, Changyou, Sogou, Sohu Video and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the three and six months ended June 30, 2013 and June 30, 2012, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2013	2012	2013	2012
Cost of revenues (1)	$98	$(76)	$168	$194
Product development expenses	408	1,531	758	2,703
Sales and marketing expenses	201	497	373	1,031
General and administrative expenses	532	1,477	1,026	2,431

	$1,239	$3,429	$2,325	$6,359

Note (1): In the second quarter of 2012, shared-based compensation expense was trued up for forfeited restricted share units which would have become fully vested during the quarter.

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation expense	2013	2012	2013	2012
For Sohu share-based awards	$722	$1,478	$1,583	$3,181
For Changyou share-based awards	363	813	572	2,019
For Sogou share-based awards	154	1,138	170	1,159

	$1,239	$3,429	$2,325	$6,359

For Sohu share options, as of June 30, 2013 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of June 30, 2013 there was $1.7 million of unrecognized compensation expense.

For Changyou share-based awards, as of June 30, 2013, there was $1.3 million of unrecognized compensation expense.

For Sogou share-based awards, as of June 30, 2013, there was $2.2 million of unrecognized compensation expense.

There was no share-based compensation expense recognized for the share-based awards of Sohu Video and 7Road for any of the periods presented in the above table.

Operating Profit

As a result of the foregoing, our operating profit was $64.4 million and $135.4 million, respectively, for the three and six months ended June 30, 2013, compared to $43.1 million and $95.2 million, respectively, for the corresponding periods in 2012.

Other Income

Other income was $1.5 million and $4.1 million, respectively, for the three and six months ended June 30, 2013, compared to other income of $1.8 million and $3.4 million, respectively, for the corresponding periods in 2012.

Interest Income

Interest income was $5.5 million and $12.2 million, respectively, for the three and six months ended June 30, 2013, compared to $7.2 million and $13.7 million, respectively, for the corresponding periods in 2012.

Income Tax Expense

Income tax expense was $16.3 million and $36.3 million, respectively, for the three and six months ended June 30, 2013, compared to $18.5 million and $37.2 million, respectively, for the corresponding periods in 2012.

The decrease in income tax expense from the three and six months ended June 30, 2012 to the corresponding periods in 2013 was $2.2 million and $0.9 million, respectively. The $2.2 million decrease was mainly due to decreases in withholding tax for Changyou.

Net Income

For the three and six months ended June 30, 2013, we had net income of $53.2 million and $111.4 million, respectively, compared to $33.7 million and $74.6 million, respectively, for the corresponding periods of 2012.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $24.5 million and $47.6 million, respectively, for the three and six months ended June 30, 2013, compared to $19.9 million and $36.5 million, respectively, for the corresponding periods in 2012.

The increase in net income attributable to noncontrolling interest from the three months ended June 30, 2012 to the three months ended June 30, 2013 was $4.6 million, of which $2.5 million and $2.4 million were contributed by Changyou and Sogou, respectively. The increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 was $11.1 million, of which $7.9 million and $3.6 million were contributed by Changyou and Sogou, respectively.

We expect the noncontrolling interest recognized for Changyou to decrease in the third quarter of 2013, compared to the second quarter of 2013. We expect the noncontrolling interest recognized for Sogou to remain at a low level.

Net Income attributable to Sohu.com Inc.

As a result of the foregoing, we had net income attributable to Sohu of $21.6 million and $46.1 million, respectively, for the three and six months ended June 30, 2013, compared to $12.8 million and $35.9 million, respectively, for the corresponding periods in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investments in debt securities, as well as the cash flows generated from our operations. Cash equivalents primarily comprise time deposits. As of June 30, 2013, we had cash and cash equivalents, short-term investments and investments in debt securities of approximately $948.6 million. In addition, as of June 30, 2013, we had $343 million cash in the form of restricted time deposits, of which $333 million consisted of RMB deposits in onshore banks related to Changyou bank loans from offshore banks in the principal amount of $323 million.

As of June 30, 2013, we had commitments for bandwidth purchases in the amount of $45 million, commitments for video content purchases in the amount of $36 million, commitments for operating leases in the amount of $26 million and commitments for other content and service purchases in the amount of $20 million. In addition, for Changyou’s office building purchased in 2010, $144 million of the $163 million purchase price had been paid as of June 30, 2013 and the remaining $19 million is expected to be settled by the end of 2013.

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015.

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

Our cash flows were summarized below (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$151,726	$135,807
Net cash used in investing activities	(294,971)	(68,192)
Net cash provided by /(used in) financing activities	68,462	(34,599)
Effect of exchange rate change on cash and cash equivalents	11,790	(1,025)

Net (decrease) /increase in cash and cash equivalents	(62,993)	31,991
Cash and cash equivalents at beginning of period	833,535	732,607

Cash and cash equivalents at end of period	$770,542	$764,598

Net Cash Provided by Operating Activities

For the six months ended June 30, 2013, $151.7 million net cash provided by operating activities was primarily attributable to our net income of $111.4 million, adjusted by non-cash items of depreciation and amortization of $56.1 million, share-based compensation expense of $2.3 million, and impairment of other intangible assets of $1.4 million, offset by a decrease in cash from working capital items of $15.0 million, investment income from investments in debt securities of $2.7 million, and other miscellaneous expenses of $1.8 million.

For the six months ended June 30, 2012, $135.8 million net cash provided by operating activities was primarily attributable to our net income of $74.6 million, adjusted by non-cash items consisting of depreciation and amortization of $52.4 million, impairment of purchased video content of $15.3 million, share-based compensation expense of $6.4 million, and other miscellaneous non-cash expense of $6.4 million, offset by a decrease in cash from working capital items of $14.1 million, investment income from investments in debt securities of $2.7 million and excess tax benefits of $2.5 million.

In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and a cash inflow from financing activities. Realizing these benefits reduces the amount of taxes payable and does not otherwise affect cash flows.

Net Cash Used in Investing Activities

For the six months ended June 30, 2013, $295.0 million net cash used in investing activities was primarily attributable to $87.6 million used to acquire fixed assets and intangible assets, $76.0 million used in the purchase of the noncontrolling interest in 7Road, $82.0 million in restricted time deposits used as collateral for Changyou loans from offshore banks, $9.0 million in restricted time deposits used as collateral for credit facilities provided by banks to certain Sogou employees, $40.7 million used for short-term investments, and $2.4 million used for investment related to other investing activities, offset by investment income from investments in debt securities of $2.7 million.

For the six months ended June 30, 2012, $68.2 million net cash used in investing activities was primarily attributable to $60.1 million used in acquiring fixed assets and intangible assets, $6.5 million used in business acquisition and investing activities, and $4.3 million used for short-term investments, offset by investment income from investments in debt securities of $2.7 million.

Net Cash Provided by /(Used in) Financing Activities

For the six months ended June 30, 2013, $68.5 million net cash provided by financing activities was primarily attributable to $81.0 million of Changyou loans from offshore banks, $5.3 million in proceeds received from early exercise of share-based awards in our majority-owned subsidiary Sogou, $1.3 million from the exercise of share-based awards in Sogou, and $0.8 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, offset by $19.7 million used for contingent consideration paid by Changyou to 7Road’s noncontrolling shareholders, and $0.2 million used for other cash payments related to financing activities.

For the six months ended June 30, 2012, $34.6 million net cash used in financing activities was primarily attributable to $25.8 million used for the purchase of Sogou Series A Preferred Shares from Alibaba, $12.6 million used for the repurchase of our common stock and $0.2 million from other cash payments relating to financing activities, offset by $2.5 million of excess tax benefits, $1.4 million from the exercise of share-based awards in Sogou, and $0.1 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan.

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

PRC profit appropriation, withholding tax on dividends and regulation of foreign currency exchange

Regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our China-based subsidiaries, which are wholly foreign-owned enterprises (“WFOEs”) under PRC law, are also required to set aside each year to their general reserves at least 10% of their after-tax profit based on PRC accounting standards, until the cumulative amount reaches 50% of their paid-in capital. These reserves may not be distributed as cash dividends, or as loans or advances. Our WFOEs may also allocate a portion of their after-tax profits, at the discretion of their Boards of Directors, to their staff welfare and bonus funds. Any amounts so allocated may not be distributed to Sohu.com Limited or Changyou.com Limited and, accordingly, would not be available for distribution to Sohu.com Inc.

The PRC CIT Law generally imposes a 10% withholding tax on dividends distributed by WFOEs to their immediate holding companies outside mainland China, provided that a lower rate may apply under tax treaties between mainland China and other jurisdictions. For example, withholding tax for dividends to a holding company in Hong Kong may, under certain circumstances, be 5% rather than 10%. As of June 30, 2013, we had accrued deferred tax liabilities in the amount of $15.4 million for withholding taxes associated with dividends paid by Changyou’s mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC restrictions related to our VIE structure

While generally our VIEs generate revenues and cash, almost all of our VIEs, with the exception of those related to Changyou’s online game business, incur deficits as a result of significant costs involved in their operations, and had negative operating cash flow for the three and six months ended June 30, 2013.

Substantially all of Changyou’s operations are conducted through its VIEs, which generate all of Changyou’s online game revenues. Although Changyou’s subsidiaries received a majority of the VIEs’ profits pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of June 30, 2013. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries.

Therefore, in order for Sohu.com Inc. or our subsidiaries outside of mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. As a result of the announcement, the RMB has appreciated significantly. In early August 2013, the center point of the currency’s official trading band hit 6.1778, representing appreciation of more than 10.5%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of June 30, 2013, which consisted of cash and cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and long-term bank loans. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	219,619	549,293	696	934	770,542
Restricted time deposits	9,240	333,274	0	0	342,514
Short-term investments	0	97,123	0	0	97,123
Investment in debt securities	0	80,923	0	0	80,923
Accounts receivable	1,439	136,794	64	315	138,612
Prepaid and other current assets	1,351	85,766	0	560	87,677
Current liabilities	181,293	472,984	0	527	654,804
Long-term accounts payable	0	7,423	0	0	7,423
Long-term bank loans	57,000	101,963	0	0	158,963

INTEREST RATE RISK

The basic objectives of our investment program are to protect the invested funds from excessive risk and to provide for liquidity that is sufficient to meet operating and investment cash requirements. Under the investment policy, our excess cash is invested in high-quality securities which are limited as to length of time to maturity and the amount of credit exposure.

Our exposure to interest rate risk primarily relates to the interest income generated from excess cash invested in demand deposits and debt securities, and interest expense generated from Changyou’s loans from offshore banks. We have not used derivative financial instruments in our investment portfolio in order to reduce this risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 2.7 % in the first half of 2013. While this rate of inflation represents a decline compared to the rate for the previous quarter, there may be further increased inflation in the future, which could have a material adverse effect on our business.

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

During the six months ended June 30, 2013, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2013

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended June  30, 2013

EXHIBITS INDEX

10.1	Employment Agreement effective as of June 1, 2013, entered into on May 8, 2013, between Sohu.com Inc. and Belinda Wang

10.2	Acquisition Framework Agreement, dated as of May 1, 2013, between Changyou.com Webgames (HK) Limited, Burgeon Max Limited, Cadgwith Investments Limited, Double Merits Holdings Limited, Euro Logistics Limited, and 7Road.com Limited.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.