Form 10-Q
period 2013-09-30
SOHU COM INC
filed 2013-11-08
CIK 1104188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2013
Common stock, $.001 par value	38,292,919

SOHU.COM INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOHU.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except par value)

	As of
	September 30, 2013	December 31, 2012 (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$1,240,842	$833,535
Restricted time deposits	314,836	116,140
Short-term investments	24,369	54,901
Investments in debt securities	81,327	79,548
Accounts receivable, net	153,284	98,398
Prepaid and other current assets	95,501	55,761

Total current assets	1,910,159	1,238,283

Fixed assets, net	546,228	178,951
Goodwill	164,461	159,215
Intangible assets, net	81,255	70,054
Restricted time deposits	60,151	130,699
Prepaid non-current assets	9,844	291,643
Other assets	16,249	13,792

Total assets	$2,788,347	$2,082,637

LIABILITIES
Current liabilities:
Accounts payable (including accounts payable of consolidated variable interest entities (“VIEs”) without recourse to the Company of $11,067 and $6,958, respectively, as of September 30, 2013 and December 31, 2012)	$96,171	$67,934
Accrued liabilities (including accrued liabilities of consolidated VIEs without recourse to the Company of $51,937 and $53,034, respectively, as of September 30, 2013 and December 31, 2012)	209,463	117,029
Receipts in advance and deferred revenue (including receipts in advance and deferred revenue of consolidated VIEs without recourse to the Company of $64,765 and $54,150, respectively, as of September 30, 2013 and December 31, 2012)	112,805	89,687
Accrued salary and benefits (including accrued salary and benefits of consolidated VIEs without recourse to the Company of $2,985 and $4,940, respectively, as of September 30, 2013 and December 31, 2012)	76,108	61,722
Taxes payable (including taxes payable of consolidated VIEs without recourse to the Company of $14,091 and $14,191, respectively, as of September 30, 2013 and December 31, 2012)	56,672	33,897
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3 and $83, respectively, as of September 30, 2013 and December 31, 2012)	16,806	11,878
Short-term bank loans (including short-term bank loans of consolidated VIEs without recourse to the Company of nil as of both September 30, 2013 and December 31, 2012)	354,002	113,000

Other short-term liabilities (including other short-term liabilities of consolidated VIEs without recourse to the Company of $132,111 and $33,074, respectively, as of September 30, 2013 and December 31, 2012)	63,298	63,352
Contingent consideration (including contingent consideration of consolidated VIEs without recourse to the Company of nil as of both September 30, 2013 and December 31, 2012)	0	76

Total current liabilities	985,325	558,575

Long-term accounts payable (including long-term accounts payable of consolidated VIEs without recourse to the Company of $1,294 and nil, respectively, as of September 30, 2013 and December 31, 2012)	7,333	12,684
Long-term bank loans (including long-term bank loans of consolidated VIEs without recourse to the Company of nil as of both September 30, 2013 and December 31, 2012)	0	126,353
Deferred tax liabilities (including deferred tax liabilities of consolidated VIEs without recourse to the Company of $3,310 and $3,846, respectively, as of September 30, 2013 and December 31, 2012)	7,350	7,998

Total long-term liabilities	14,683	147,035

Total liabilities	1,000,008	705,610

Commitments and contingencies
MEZZANINE EQUITY	0	61,810
SHAREHOLDERS’ EQUITY
Sohu.com Inc. shareholders’ equity:
Common stock: $0.001 par value per share (75,400 shares authorized; 38,293 shares and 38,089 shares, respectively, issued and outstanding as of September 30, 2013 and December 31, 2012)	44	44
Additional paid-in capital	594,812	378,311
Treasury stock (5,889 shares as of September 30, 2013 and December 31, 2012)	(143,858)	(143,858)
Accumulated other comprehensive income	105,768	79,542
Retained earnings	749,748	770,184

Total Sohu.com Inc. shareholders’ equity	1,306,514	1,084,223
Noncontrolling interest	481,825	230,994

Total shareholders’ equity	1,788,339	1,315,217

Total liabilities, mezzanine equity and shareholders’ equity	$2,788,347	$2,082,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012 (Revised)
Revenues:
Online advertising:
Brand advertising	$124,780	$77,874	$305,208	$208,154
Search and others	52,305	35,284	134,528	85,684

Subtotal of online advertising revenues	177,085	113,158	439,736	293,838

Online games	161,494	150,263	497,210	412,187
Mobile	14,524	14,312	43,610	43,261
Others	15,220	7,645	34,267	18,423

Total revenues	368,323	285,378	1,014,823	767,709
Cost of revenues:
Online advertising:
Brand advertising	63,780	37,476	160,214	125,331
Search and others	26,785	19,736	72,075	49,056

Subtotal of cost of online advertising revenues	90,565	57,212	232,289	174,387

Online games	21,750	20,753	67,381	54,475
Mobile	8,108	9,474	26,342	28,535
Others	5,067	9,310	16,652	18,718

Total cost of revenues	125,490	96,749	342,664	276,115

Gross profit	242,833	188,629	672,159	491,594

Operating expenses:
Product development	70,551	46,994	185,731	128,927
Sales and marketing	90,728	58,250	221,129	145,903
General and administrative	29,365	19,666	77,726	54,968

Impairment of intangible assets via acquisition of businesses	0	0	0	2,906

Total operating expenses	190,644	124,910	484,586	332,704

Operating profit	52,189	63,719	187,573	158,890

Other income /(expense)	1,533	(111)	5,596	3,320
Interest income	7,595	5,974	19,794	19,692
Exchange difference	(1,305)	667	(5,274)	69

Income before income tax expense	60,012	70,249	207,689	181,971
Income tax expense	18,923	18,727	55,192	55,881

Net income	41,089	51,522	152,497	126,090
Less: Net income attributable to the mezzanine-classified noncontrolling interest shareholders	0	4,495	17,780	6,701
Net income attributable to the noncontrolling interest shareholders	22,855	21,146	70,426	57,618

Dividend or deemed dividend to noncontrolling Sogou series A preferred shareholders	82,423	0	82,423	14,219

Net income /(loss) attributable to Sohu.com Inc.	$(64,189)	$25,881	$(18,132)	$47,552

Net income	41,089	51,522	152,497	126,090
Other comprehensive income /(loss): Foreign currency translation adjustment, net of tax	8,249	(3,447)	33,481	(7,115)

Comprehensive income	49,338	48,075	185,978	118,975

Less: Comprehensive income attributable to the mezzanine-classified noncontrolling interest shareholders	0	4,495	17,780	6,701
Comprehensive income attributable to noncontrolling interest shareholders	24,749	20,540	77,681	56,510
Dividend or deemed dividend to noncontrolling Sogou series A preferred shareholders	82,423	0	82,423	14,219

Comprehensive income /(loss) attributable to Sohu.com Inc.	$(57,834)	$23,040	$8,094	$41,545

Basic net income /(loss) per share attributable to Sohu.com Inc.	$(1.68)	$0.68	$(0.47)	$1.25

Shares used in computing basic net income /(loss) per share attributable to Sohu.com Inc.	38,288	38,022	38,239	38,036

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(1.69)	$0.63	$(0.53)	$1.06

Shares used in computing diluted net income /(loss) per share attributable to Sohu.com Inc.	38,522	38,344	38,481	38,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$152,497	$126,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,997	28,137
Share-based compensation expense	5,523	10,202
Amortization of intangible assets and purchased video content in prepaid expense	53,378	48,541
Impairment of purchased video content	0	15,101
Impairment of other intangible assets	1,504	7,522
Provision /(Reversal) for allowance for doubtful accounts	(134)	3,538
Excess tax benefits from share-based payment arrangements	0	(3,492)
Investment income from investments in debt securities	(4,143)	(4,098)
Others	(1,722)	89
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(49,920)	(15,025)
Prepaid and other assets	(25,135)	(4,042)
Deferred tax	6,928	7,595
Accounts payable	11,921	22,487
Taxes payable	870	(5,010)
Accrued liabilities	58,493	19,165
Receipts in advance and deferred revenue	12,578	4,809
Other short-term liabilities	14,751	18,172

Net cash provided by operating activities	275,386	279,781
Cash flows from investing activities:
Purchase of noncontrolling interest in 7Road	(76,010)	0
Purchase of fixed assets	(84,201)	(50,840)
Purchase of intangible and other assets	(61,738)	(44,048)
Cash paid related to restricted time deposits	(121,705)	(225,757)
Proceeds /purchase of short-term investments, net	32,856	(24,436)
Other acquisitions, net of cash acquired	0	(683)
Other cash proceeds /(payments) related to investing activities	1,783	(979)

Net cash used in investing activities	(309,015)	(346,743)
Cash flows from financing activities:
Issuance of common stock	964	240
Issuance of Sogou series B preferred shares and Class B ordinary shares	475,472	0
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	0	(25,800)
Repurchase of common stock	0	(12,566)
Repurchase of Changyou American depositary shares (“ADSs”)	(9,048)	0
Portion of Changyou dividend distributed to noncontrolling interest shareholders	0	(64,551)
Portion of Sogou special dividend distributed to holders of Series A Preferred Shares other than Sohu	(139,700)	0
Proceeds of loans from offshore banks	111,530	222,353

Payment of contingent consideration	(19,736)	(13,806)
Excess tax benefits from share-based payment arrangements	0	3,492
Exercise of share-based awards in subsidiary	1,794	1,352
Proceeds received from early exercise of share-based awards in subsidiary	5,278	0
Other cash payments related to financing activities	(447)	(281)

Net cash provided by financing activities	426,107	110,433
Effect of exchange rate changes on cash and cash equivalents	14,829	(2,609)

Net increase in cash and cash equivalents	407,307	40,862
Cash and cash equivalents at beginning of period	833,535	732,607

Cash and cash equivalents at end of period	$1,240,842	$773,469

Supplemental cash flow disclosures:
Barter transactions	$380	$451
Supplemental schedule of non-cash investing activity:
Consideration payable for acquisition of Shi Ji Guang Su	24,398	0
Consideration payable for the purchase of noncontrolling interest in 7Road	2,000	0
Changes in government grant in prepaid and other current assets	1,066	794
Supplemental schedule of non-cash financing activity:
Transaction expenses payable for issuance of Sogou Series B Preferred Shares and Class B Ordinary Shares	5,898	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2013

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,315,217	$44	$378,311	$(143,858)	$79,542	$770,184	$230,994
Issuance of common stock	964	0	964	0	0	0	0
Repurchase of Changyou ADSs	(9,048)	0	(6,116)	0	0	0	(2,932)
Share-based compensation expense	5,464	0	(836)	0	0	0	6,300
Purchase of noncontrolling interest in 7Road	2,257	0	1,517	0	0	0	740
Consideration received for the issuance of Sogou shares to Tencent, net of transaction expenses	470,662	0	146,798	0	0	0	323,864
Direct tax impact of Sogou-Tencent Transactions	(21,420)	0	(21,420)	0	0	0	0
Special dividend paid to noncontrolling Sogou Series A Preferred Shareholders	(139,700)	0	86,335	0	0	(82,423)	(143,612)
Repurchase /put options for Sogou Series A preferred shares	(6,048)	0	(3,744)	0	0	(2,304)	0
Settlement of share-based awards in subsidiary	1,793	0	13,003	0	0	0	(11,210)
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	134,717	0	0	0	0	64,291	70,426
Foreign currency translation adjustment, net of tax	33,481	0	0	0	26,226	0	7,255

Ending balance	$1,788,339	$44	$594,812	$(143,858)	$105,768	$749,748	$481,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited and revised)

Nine Months Ended September 30, 2012

(In thousands)

		Sohu.com Inc. Shareholders’ Equity
	Total	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest
Beginning balance	$1,219,071	$44	$366,210	$(131,292)	$76,219	$697,244	$210,646
Issuance of common stock	240	0	240	0	0	0	0
Repurchase of common stock	(12,566)	0	0	(12,566)	0	0	0
Share-based compensation expense	10,202	0	4,555	0	0	0	5,647
Settlement of share-based awards in subsidiary	1,353	0	(7,477)	0	0	0	8,830
Portion of Changyou dividend attributable to noncontrolling interest shareholders	(64,551)	0	0	0	0	0	(64,551)
Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba	(25,800)	0	0	0	0	(14,219)	(11,581)
Changes in mezzanine equity of Changyou	6,836	0	6,836	0	0	0	0
Transaction cost for Sohu’s sale of the 17173 Business to Changyou	118	0	118	0	0	0	0
Deemed contribution from noncontrolling shareholders (related to Sohu’s sale of the 17173 Business to Changyou)	0	0	171	0	0	0	(171)
Excess tax benefits from share-based awards	3,492	0	3,492	0	0	0	0
Net income attributable to Sohu.com Inc. and noncontrolling interest shareholders	119,389	0	0	0	0	61,771	57,618
Foreign currency translation adjustment, net of tax	(7,115)	0	0	0	(6,007)	0	(1,108)

Ending balance	$1,250,669	$44	$374,145	$(143,858)	$70,212	$744,796	$205,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOHU.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

Nature of Operations

Sohu.com Inc. (“Sohu” or the “Company”), a Delaware corporation organized in 1996, is a leading online media, search, gaming, community and mobile service group providing comprehensive online products and services in the People’s Republic of China (the “PRC” or “China”). The Company, together with its wholly-owned and majority-owned subsidiaries and variable interest entities (collectively the “Sohu Group” or the “Group”), mainly offers online advertising services, online game services and mobile services.

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

On September 16, 2013, pursuant to a Subscription Agreement entered into on that date by and among Sogou, THL A21 Limited, a British Virgin Islands company which is a wholly-owned subsidiary of Tencent Holdings Limited, a Cayman Islands company (Tencent Holdings Limited together with its subsidiaries, Tencent”); Sohu’s wholly-owned subsidiary Sohu.com (Search) Limited, a Cayman Islands company (“Sohu Search”); and Photon Group Limited (“Photon”), the investment vehicle of the Sohu Group’ s Chairman and Chief Executive Officer Dr. Charles Zhang, and a series of other contracts also entered into on that date between Sogou and Tencent, Tencent invested a net amount of $448 million in cash in Sogou and transferred its Soso search-related businesses and certain other assets to Sogou (collectively, the “Sogou-Tencent Transactions,” or the “Transactions”).

On September 16, 2013, Sogou entered into (i) a Repurchase Option Agreement with Sohu Search, exercisable commencing March 16, 2014, granting to Sogou the right to purchase 24 million Series A Preferred Shares of Sogou held by Sohu Search for an aggregate purchase price of $78.8 million; (ii) a Repurchase Option Agreement with Photon, also exercisable commencing March 16, 2014, granting to Sogou the right to purchase 6.4 million Series A Preferred Shares of Sogou held by Photon for an aggregate purchase price of $21 million; and (iii) a Repurchase/Put Option Agreement with China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Capital, granting to Sogou the right to purchase at any time from March 16, 2014 to July 31, 2014, and granting to China Web the right to put to Sogou at any time prior to July 31, 2014, 14.4 million Series A Preferred Shares of Sogou held by China Web for an aggregate purchase price of $47.3 million. Sogou expects to exercise its rights under each of these agreements when they first become exercisable.

On September 16, 2013, Sogou, Sohu Search, Photon, Mr. Xiaochuan Wang, four other members of Sogou’s management (collectively, the “Sohu Parties”) and Tencent entered into a Shareholders Agreement (the “Shareholders Agreement”). Under the Shareholders Agreement, the parties have agreed to vote their Sogou voting shares in all elections of directors to elect three designees of Sohu Search and two designees of Tencent.

On September 17, 2013, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in an aggregate amount of $301 million, of which Sohu received $161 million, Photon received $43 million, and China Web received $97 million.

Pursuant to the Shareholders Agreement, Sohu will hold approximately 53.6% of the total voting power for the election of the Board of Directors of Sogou, assuming that the repurchase options and the repurchase/put option are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to Sohu management and key employees (the “Management Share Option Arrangement”) are granted and exercised. As Sohu is the controlling shareholder of Sogou, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

Online Games

The online game business is conducted by Sohu’s majority-owned subsidiary Changyou.com Limited (“Changyou”). Changyou completed its initial public offering (“IPO”) on the NASDAQ Global Select Market under the symbol “CYOU” in 2009. As of September 30, 2013, Sohu held approximately 68% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 83% of the total voting power in Changyou. As Changyou’s controlling shareholder, Sohu consolidates Changyou in the Sohu Group’s consolidated financial statements but recognizes noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Results for the nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain comparative figures have been reclassified to conform to the current presentation.

Historical accounting error regarding net income attributable to Sohu.com Inc. and basic and diluted net income per share attributable to Sohu.com Inc.

In the third quarter of 2013, as previously reported in an Amendment No. 1 to Current Report on Form 8-K/A that the Company filed with the SEC on September 20, 2013, management noted an accounting error in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 regarding net income attributable to Sohu.com Inc. and the calculation of basic and diluted net income per share attributable to Sohu.com Inc. In June 2012, Sohu had purchased from Alibaba Investments Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, 24.0 million Series A Preferred Shares of Sogou for cash consideration of $25.8 million. Under ASC 260-10-S99-2, this transaction gave rise to a deemed dividend in the amount of $14.2 million, which was the difference between the consideration Sohu paid to Alibaba and the carrying amount of these 24.0 million Series A Preferred Shares in the Group’s consolidated financial statements. Accordingly, this amount of $14.2 million should have been subtracted from net income to arrive at net income available to common shareholders in the Group’s calculation of net income per share. This deemed dividend was inappropriately accounted for when calculating the net income attributable to the Group, resulting in an error in the calculation of basic and diluted net income per share attributable to Sohu.com Inc. There was a carry-forward effect of this accounting error to the net income attributable to Sohu.com Inc. and the net income per share calculation as reported for the nine months ended September 30, 2012 in the Company’s Quarterly Report on Form 10-Q for the three months then ended (the “3rd Quarter 2012 10-Q”), and as reported for the year ended December 31, 2012 in the Company’s Annual Report on Form 10-K for the year then ended. In addition, there was a carry-forward effect of the error to the classification of retained earnings and additional paid-in capital in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, September 30, 2012, March 31, 2013 and June 30, 2013, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management performed an assessment of the impact of this accounting error from both a quantitative and a qualitative perspective in accordance with the guidance contained in SAB 99, and concluded that the error was not material to the Group’s relevant historical financial statements taken as a whole. Therefore, management concluded that the relevant affected historical financial statements could continue to be relied upon but would be revised to correct the error.

Correction of the error in the Group’s consolidated statements of comprehensive income for the nine months ended September 30, 2012 included in this report resulted in a reduction of $14.2 million in the amount reported for net income attributable to Sohu.com Inc. (from $61.8 million to $47.6 million) and a reduction of $0.38 in the amounts reported for both basic net income per share and diluted net income per share attributable to Sohu.com Inc. (from $1.63 to $1.25 for basic net income per share, and from $1.44 to $1.06 for diluted net income per share), as compared to the corresponding amounts reported in the 3rd Quarter 2012 10-Q. Correction of the error in the Group’s consolidated balance sheets as of December 31, 2012 included in this report resulted in an increase of $14.2 million in additional paid-in capital (from $364.1 million to $378.3 million) and a reduction of $14.2 million in retained earnings (from $784.4 million to $770.2 million), as compared to the corresponding amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassification of revenues and costs related to Changyou Internet value-added services (“IVAS”)

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games by the 17173 business were reclassified from the online game business to IVAS in the others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $0.8 million and $3.5 million, respectively, for revenues and $0.3 million and $1.3 million for costs, respectively, for the three and nine months ended September 30, 2012.

2. Segment Information

The Sohu Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The Group’s CODM is Sohu.com Inc.’s Chief Executive Officer. There are five segments in the Group, consisting of brand advertising, Sogou (which mainly consists of the search and others business), Changyou (which mainly consists of the online game business), mobile and others.

Some items, such as share-based compensation expense, operating expenses, other income and expense, and income tax expense, are not reviewed by the CODM. These items are disclosed in the segment information for reconciliation purposes only.

The following tables present summary information by segment (in thousands):

	Three Months Ended September 30, 2013
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$110,008	$14,524	$7,036	$131,568	$56,940	$183,068	$(3,253)	$368,323
Segment cost of revenues	(60,512)	(8,108)	(71)	(68,691)	(26,687)	(30,093)	109	(125,362)

Segment gross profit /(loss)	$49,496	$6,416	$6,965	62,877	30,253	152,975	(3,144)	242,961

SBC (2) in cost of revenues				(59)	(24)	(45)	0	(128)

Gross profit				62,818	30,229	152,930	(3,144)	242,833

Operating expenses:
Product development				(21,758)	(17,700)	(30,181)	0	(69,639)
Sales and marketing				(54,748)	(10,673)	(28,092)	3,144	(90,369)
General and administrative				(11,742)	(2,952)	(12,872)	0	(27,566)
SBC (2) in operating expenses				(542)	(5,389)	(286)	3,147	(3,070)

Total operating expenses				(88,790)	(36,714)	(71,431)	6,291	(190,644)

Operating profit /(loss)				(25,972)	(6,485)	81,499	3,147	52,189
Other income /(expense) (3)				162,372	(27)	381	(161,193)	1,533
Interest income				1,637	231	5,727	0	7,595
Exchange difference				(170)	49	(1,184)	0	(1,305)
Income /(loss) before income tax expense				137,867	(6,232)	86,423	(158,046)	60,012

Income tax expense				(5,328)	0	(13,595)	0	(18,923)

Net income				$132,539	$(6,232)	$72,828	$(158,046)	$41,089

Note (1):  The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.

Note (2):  “SBC” stands for share-based compensation expense.

Note (3):  The elimination for other income is primarily for the portion paid to Sohu of a special dividend paid by Sogou to holders of its Series A Preferred Shares.

	Three Months Ended September 30, 2012
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

Note (3):  The elimination for other income is primarily for the portion paid to Sohu of a special one-time cash dividend paid by Changyou to its shareholders.

	Nine Months Ended September 30, 2013
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$277,974	$43,610	$14,190	$335,774	$146,144	$543,024	$(10,119)	$1,014,823
Segment cost of revenues	(151,105)	(26,342)	(2,180)	(179,627)	(71,972)	(91,098)	329	(342,368)

Segment gross profit /(loss)	$126,869	$17,268	$12,010	156,147	74,172	451,926	(9,790)	672,455

SBC (2) in cost of revenues				(197)	(29)	(70)	0	(296)

Gross profit				155,950	74,143	451,856	(9,790)	672,159

Operating expenses:
Product development				(62,566)	(45,131)	(76,364)	0	(184,061)
Sales and marketing				(142,581)	(28,047)	(59,559)	9,790	(220,397)
General and administrative				(29,192)	(7,020)	(38,689)	0	(74,901)
SBC (2) in operating expenses				(1,701)	(5,800)	(875)	3,149	(5,227)

Total operating expenses				(236,040)	(85,998)	(175,487)	12,939	(484,586)

Operating profit /(loss)				(80,090)	(11,855)	276,369	3,149	187,573
Other income /(expense) (3)				164,533	59	2,197	(161,193)	5,596
Interest income				5,275	837	13,682	0	19,794
Exchange difference				(752)	196	(4,718)	0	(5,274)
Income /(loss) before income tax expense				88,966	(10,763)	287,530	(158,044)	207,689
Income tax expense				(11,079)	(6)	(44,107)	0	(55,192)

Net income				$77,887	$(10,769)	$243,423	$(158,044)	$152,497

Note (1):	The elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination for other income is primarily for the portion paid to Sohu of a special dividend paid by Sogou to holders of its Series A Preferred Shares.

	Nine Months Ended September 30, 2012
	Brand Advertising, Mobile and Others
	Brand Advertising	Mobile	Others	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Revenues (1)	$188,117	$43,261	$6,210	$237,588	$90,470	$449,888	$(10,237)	$767,709
Segment cost of revenues	(120,915)	(28,535)	(1,770)	(151,220)	(48,992)	(75,700)	223	(275,689)

Segment gross profit /(loss)	$67,202	$14,726	$4,440	86,368	41,478	374,188	(10,014)	492,020

SBC (2) in cost of revenues				(117)	(64)	(245)	0	(426)

Gross profit				86,251	41,414	373,943	(10,014)	491,594

Operating expenses:
Product development				(46,400)	(27,911)	(50,597)	0	(124,908)
Sales and marketing				(95,522)	(18,277)	(40,505)	10,014	(144,290)
General and administrative				(23,543)	(4,235)	(23,046)	0	(50,824)
Impairment of intangible assets via acquisitions of businesses				0	0	(2,906)	0	(2,906)
SBC (2) in operating expenses				(3,538)	(3,519)	(2,784)	65	(9,776)

Total operating expenses				(169,003)	(53,942)	(119,838)	10,079	(332,704)

Operating profit /(loss)				(82,752)	(12,528)	254,105	65	158,890
Other income /(expense) (3)				140,495	60	(910)	(136,325)	3,320
Interest income				8,812	261	10,619	0	19,692
Exchange difference				188	58	(177)	0	69
Income /(loss) before income tax expense				66,743	(12,149)	263,637	(136,260)	181,971
Income tax expense				(6,187)	0	(49,694)	0	(55,881)

Net income				$60,556	$(12,149)	$213,943	$(136,260)	$126,090

Note (1):	The intercompany elimination for segment revenues mainly consists of marketing services provided by the brand advertising segment (banner advertisements etc.) to the Changyou segment.
Note (2):	“SBC” stands for share-based compensation expense.
Note (3):	The elimination for other income is primarily for the portion paid to Sohu of a special one-time cash dividend paid by Changyou to its shareholders.

	As of September 30, 2013
	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$502,934	$236,640	$501,268	$0	$1,240,842
Accounts receivable, net	110,745	12,880	29,963	(304)	153,284
Fixed assets, net	249,956	61,965	234,307	0	546,228
Total assets (1)	$1,213,104	$333,464	$1,400,763	$(158,984)	$2,788,347

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

	As of December 31, 2012
	Brand Advertising, Mobile and Others	Sogou	Changyou	Eliminations	Consolidated
Cash and cash equivalents	$433,777	$33,119	$366,639	$0	$833,535
Accounts receivable, net	68,593	6,481	23,364	(40)	98,398
Fixed assets, net	70,262	43,861	64,828	0	178,951
Total assets (1)	$1,038,741	$87,537	$1,114,513	$(158,154)	$2,082,637

Note (1):	The elimination for segment assets mainly consists of elimination of long-term investments in subsidiary and associate companies.

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

Sohu Video share-based awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2013, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan.

For purposes of ASC 718, no grant date may be established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for.

Management concluded that as of September 30, 2013 certain significant factors necessary to determine the fair value of Sohu’s video division remained uncertain. On the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the three months ended September 30, 2013.

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

On May 1, 2013, Changyou entered into an agreement to acquire all of the outstanding ordinary shares of 7Road held by noncontrolling shareholders. The acquisition closed on June 5, 2013.

On June 28, 2013, 7Road’s Board of Directors approved the cancellation of the 7Road 2012 Share Incentive Plan. 7Road concurrently offered to a total of 42 7Road employees holding an aggregate of 2,223,750 restricted share units which had been granted under the 7Road 2012 Share Incentive Plan the right to exchange their restricted share units for, at each employee’s election, in each case subject to the employee’s continued employment by 7Road, either (i) Scheme I: the right to a cash payment of up to an aggregate of $2.90 per restricted share unit exchanged, vesting and payable at the rate of 40%, 30% and 30%, respectively, on the first, second and third anniversaries of July 18, 2012, which is the date when the surrendered restricted share units were granted under the 7Road 2012 Share Incentive Plan, or (ii) Scheme II: the right to receive an annual cash bonus, over a seven-year period commencing July 1, 2013, based on adjusted annual cumulative net income of 7Road. All restricted share units held by these 42 holders under the 7Road 2012 Share Incentive Plan as of June 28, 2013 were included in this exchange program.

As the original awards of restricted share units made under the 7Road 2012 Share Incentive Plan included as a vesting condition the completion of an IPO, which is not considered probable under it occurs, no share-based compensation expense was recognized for the fair value of the original awards. As of the date of the modification resulting from the exchange program, incremental compensation expense, which is not classified as share-based compensation expense, will be the fair values of the two new compensation schemes included in the exchange program.

For Scheme I, the modification resulted in total incremental compensation expense of $5.7 million, which will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For the three and nine months ended September 30, 2013, compensation expense of $0.4 million and $2.9 million, respectively, was recognized in the consolidated statements of comprehensive income. In the third quarter of 2013, 7Road paid $1.6 million in cash bonuses under Scheme I.

For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance. In the third quarter of 2013, 7Road granted to an additional 48 7Road employees the right to receive an annual cash bonus under Scheme II with the same terms as described above. For both the three and the nine months ended September 30, 2013, compensation expense of $0.3 million was recognized in the consolidated statements of comprehensive income.

Share-based compensation expense recognition

Share-based compensation expense was recognized in costs and /or expenses for the three and nine months ended September 30, 2013 and 2012, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation expense
Cost of revenues	$128	$232	$296	$426
Product development expenses	912	1,316	1,670	4,019
Sales and marketing expenses	359	582	732	1,613
General and administrative expenses	1,799	1,713	2,825	4,144

	$3,198	$3,843	$5,523	$10,202

There was no capitalized share-based compensation expense for the three and nine months ended September 30, 2013 and 2012.

Share-based compensation expense was recognized for share-based awards of Sohu, Changyou and Sogou as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation expense
For Sohu share-based awards	$730	$1,440	$2,313	$4,621
For Changyou share-based awards	312	750	884	2,769
For Sogou share-based awards	2,156	1,653	2,326	2,812

	$3,198	$3,843	$5,523	$10,202

There was no share-based compensation expense recognized for the share-based awards of Sohu Video and 7Road for any of the periods presented in the above table.

4. Fair Value Measurements

Fair Value of Financial Instruments

The Sohu Group’s financial instruments include cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, prepaid non-current assets, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans, as well as the repurchase options and the repurchase/put option with respect to Sogou Series A Preferred Shares.

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of September 30, 2013 (in thousands):

		Fair value measurements at reporting date using
Items	As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$72,888	$0	$72,888	$0
Restricted time deposits	374,987	0	374,987	0
Short-term investments	24,369	0	24,369	0
Investments in debt securities	81,327	0	0	81,327

Total Assets	$553,571	$0	$472,244	$81,327

Put option recognized as other short-term liability	$6,192	$0	$0	$6,192

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

The following table sets forth the reconciliation of the fair value measurements using significant unobservable inputs (level 3) from December 31, 2012 to September 30, 2013 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Debt Securities	Put Option
Beginning balance at December 31, 2012	$79,548	$0
Transactions:
Initial fair value of recognition	0	6,048
Fair value change	0	144
Currency translation adjustment	1,779	0

Ending balance at September 30, 2013	$81,327	$6,192

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

Changyou loans from offshore banks, secured by time deposits

In 2012 and 2013, Changyou drew down loans from offshore branches of certain banks for the purposes of expediting the payment of a special one-time cash dividend to its shareholders, providing working capital to support its overseas operations, funding the acquisition of outstanding noncontrolling interests in 7Road and providing capital to support its share repurchase program. These bank loans were secured by an equivalent or greater amount of RMB deposits by Changyou in the onshore branches of such banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their payment terms.

As of September 30, 2013, the total amount of the bank loans was $354 million, of which $252 million carried a floating rate of interest based on the London Inter-Bank Offered Rate (“LIBOR”) and $102 million carried a fixed rate of interest. For the three and nine months ended September 30, 2013, interest income from the restricted time deposits securing the loans was $2.9 million and $8.8 million, respectively, and interest expense on the bank loans was $2.3 million and $6.4 million, respectively. All of outstanding balances of the bank loans are repayable in 2014.

Collateral related to Sogou incentive shares trust arrangements

In February 2013, Sohu deposited $9 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities were intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. Sohu is not subject to any additional potential payments other than the restricted time deposit amounts, and believes that the fair value of its guarantee liability is immaterial.

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

As of September 30, 2013, the Sohu Group’s investments in financial instruments were mainly held by 7Road and totaled approximately $24.4 million. The investments are issued by commercial banks in China with a variable interest rate indexed to performance of underlying assets. Since these investments’ maturity dates are within one year, they are classified as short-term investments. For the three and nine months ended September 30, 2013, the Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.8 million and $2.3 million, respectively. For the three and nine months ended September 30, 2012, the Group recorded in the consolidated statements of comprehensive income change in the fair value of short-term investments in the amount of $0.4 million and $1.0 million, respectively.

Investments in debt securities

In September 2010, Sohu purchased from a PRC-based company (the “Debtor”) a convertible debt security in the principal amount of $74.6 million (or RMB0.5 billion) with interest, payable quarterly in cash, of 3.8% per annum and an initial maturity of twelve months, subject to extension in Sohu’s sole discretion for additional sequential six-month periods. The Debtor’s obligations on the debt are secured by a pledge from the Debtor’s parent company of its entire equity interest in the Debtor. In September 2011, March 2012, September 2012, March 2013 and September 2013, Sohu extended the maturity of the security for sequential six-month periods, to March 2012, September 2012, March 2013, September 2013 and March 2014, respectively, with an interest rate of 6.8% per annum. Under the terms of the security, if Sohu continues to extend the maturity of the security to March 31, 2014, it will have the option, exercisable on March 31, 2014, to convert the outstanding principal into fixed percentages of equity interests in two companies which are affiliates of the Debtor.

For the three and nine months ended September 30, 2013, interest income generated from this debt security amounted to $1.40 million and $4.14 million, respectively. For the three and nine months ended September 30, 2012, interest income generated from this debt security amounted to $1.37 million and $4.10 million, respectively.

The Sohu Group elected the fair value option to account for its investments in debt securities at their initial recognition. Changes in fair value were recognized in other income /(expense). For the three and nine months ended September 30, 2013 and 2012, there was no change in fair value. To estimate fair value, the Group used the income approach, which considers the estimated future return from the investment and the probabilities of getting these returns. The Group classifies the valuation techniques that use these inputs as Level 3 of fair value measurements.

Repurchase Options and Repurchase/Put Option for Sogou Series A Preferred Shares

As discussed in Note 1 - The Company and Basis of Presentation, in September 2013 Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web with respect to Series A Preferred Shares of Sogou held by them. Sogou expects to exercise its rights to purchase Series A Preferred Shares under each of these agreements when they first become exercisable by Sogou on March 16, 2014.

The repurchase options and the repurchase/put option for Sogou Series A Preferred Shares were initially recognized in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. The fair value of the put option will be revaluated quarterly until the option is exercised or expires unexercised. Subsequent changes in the fair values of the equity classified repurchase options will not be recognized until the options are exercised. Management determined the fair values of these options determined using the binominal model, with a discount for lack of marketability, given that the repurchase options and the repurchase/put option were not publicly traded at the time of grant, and made the determination with the assistance of a qualified professional appraiser using management’s estimates and assumptions. We classify the valuation techniques that use these inputs as Level 3 of fair value measurements.

As of September 30, 2013, the Sohu Group recognized $6.2 million for the put option in other short-term liabilities. Any changes in the fair value of the put option were recognized in other income /(expense). For the three months ended September 30, 2013, fair value change of $144,000 for the put option was recognized in other expense in the consolidated statement of comprehensive income. As of September 30, 2013, the Sohu Group also recognized $3.7 million for the repurchase options in additional paid-in capital in equity, based on the fair value of the repurchase options on September 16, 2013.

Other financial instruments

The following are other financial instruments not measured at fair value in the consolidated balance sheets, but for which the fair value was estimated for disclosure purposes.

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

For Changyou’s office building purchased in 2010, as of September 30, 2013, all of the $164 million purchase price had been paid and recognized as construction-in-process under fixed assets in the Sohu Group’s consolidated balance sheets, as the construction of the building had been completed and the technological infrastructure and fitting-out work was still in progress.

6. Goodwill

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Brand Advertising	Mobile	Sogou	Changyou	Total
Balance as of December 31, 2012
Goodwill	$42,093	$15,942	$2,047	$140,122	$200,204
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$22,247	$0	$2,047	$134,921	$159,215

Transactions in 2013
Acquisition of Soso search-related businesses from Tencent	0	0	2,405	0	2,405
Foreign currency translation adjustment	6	0	48	2,787	2,841

Balance as of September 30, 2013	$22,253	$0	$4,500	$137,708	$164,461

Balance as of September 30, 2013
Goodwill	$42,099	$15,942	$4,500	$142,909	$205,450
Accumulated impairment losses	(19,846)	(15,942)	0	(5,201)	(40,989)

	$22,253	$0	$4,500	$137,708	$164,461

7. Taxation

Sohu.com Inc. and Changyou.com (US) Inc. are subject to income taxes in the United States (“U.S.”). The majority of the subsidiaries and VIEs of the Sohu Group are based in mainland China and are subject to income taxes in the PRC. These China-based subsidiaries and VIEs conduct substantially all of the Sohu Group’s operations, and generate most of the Sohu Group’s income.

The Sohu Group did not have any penalties or significant interest associated with tax positions for the three and nine months ended September 30, 2013, nor did the Group have any significant unrecognized uncertain tax positions for the three and nine months ended September 30, 2013.

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

As of September 30, 2013, Shenzhen 7Road Technology Co., Ltd (“Shenzhen 7Road”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Shanghai ICE Information Technology Co., Ltd. (“Shanghai ICE”) and Shenzhen 7Road Network Technologies Co., Ltd. (“7Road Technology”) were “Software Enterprises” entitled to the beneficial tax treatment described above.

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

As of September 30, 2013, Changyou accrued deferred tax liabilities in the amount of $16.8 million for PRC withholding tax.

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, a Pilot Program for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of value added tax (“VAT”) for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013 the Pilot Program was expanded to all regions in the PRC. The Sohu Group’s brand advertising and search revenues are subject to this program.

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

Other Provisions for Taxes

As described above, the Group is subject to various taxes in different jurisdictions, primarily the US and the PRC. Management reviews regularly the adequacy of the provisions for taxes as they relate to the income and transactions of the Group. In reviewing various equity transactions among companies in the Group, management determined that the transactions may result in additional tax obligations under relevant tax rules. As a result of certain equity transactions that took place during the quarter ended September 30, 2013, the Group has recognized directly to equity a provision for tax in the amount of $21.4 million as of September 30, 2013.

8. Commitments and Contingencies

Unconditional Obligations

As of September 30, 2013, the Sohu Group had commitments for bandwidth purchases in the amount of $44 million, commitments for operating leases in the amount of $28 million, commitments for video content purchases in the amount of $22 million and commitments for other content and service purchases in the amount of $16 million.

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

The Sohu Group consolidates in its consolidated financial statements all of the VIEs of which the Group is the primary beneficiary. The Sohu Group has one VIE that is not consolidated in the Group’s consolidated financial statements because the Group is not the primary beneficiary.

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

Under contractual agreements with the Sohu Group, Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs are required to transfer their ownership in these entities to the Group, if permitted by PRC laws and regulations, or, if not so permitted, to designees of the Group at any time as requested by the Group to repay the loans outstanding. All voting rights of the consolidated VIEs are assigned to the Sohu Group, and the Group has the right to designate all directors and senior management personnel of the consolidated VIEs, and also has the obligation to absorb losses of the consolidated VIEs. Dr. Charles Zhang and those other executive officers and employees of the Sohu Group who are shareholders of the consolidated VIEs have pledged their shares in the consolidated VIEs as collateral for the loans. As of September 30, 2013, the aggregate amount of these loans was $18.6 million.

Under its contractual arrangements with the consolidated VIEs, the Sohu Group has the power to direct activities of the VIEs, and can have assets transferred freely out of the VIEs without any restrictions. Therefore, the Group considers that there is no asset of a consolidated VIE that can be used only to settle obligations of the VIEs, except for registered capital and PRC statutory reserves of the VIEs. As of September 30, 2013, the registered capital and PRC statutory reserves of the consolidated VIEs totaled $34.8 million. As all of the consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the consolidated VIEs do not have recourse to the general credit of the Sohu Group for any of the liabilities of the consolidated VIEs. Currently there is no contractual arrangement that could require the Sohu Group to provide additional financial support to the consolidated VIEs. As the Sohu Group is conducting certain business in the PRC mainly through the consolidated VIEs, the Group may provide such support on a discretionary basis in the future, which could expose the Group to a loss.

The following is a summary of the consolidated VIEs within the Sohu Group:

Basic Information

Corporate

High Century

Beijing Century High Tech Investment Co., Ltd. (“High Century”) is a holding company which was incorporated in 2001. As of September 30, 2013, the registered capital of High Century was $4.6 million and Dr. Charles Zhang and Wei Li held 80% and 20% interests, respectively, in this entity.

Sohu Entertainment

Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment”) was incorporated in 2002. As of September 30, 2013, the registered capital of Sohu Entertainment was $1.2 million and Xin Wang (Belinda Wang), Sohu’s Co-President and Chief Operating Officer, and Ye Deng, a Vice President of Sohu, held 80% and 20% interests, respectively, in this entity.

Sohu Internet

Sohu Internet was incorporated in 2003 and is engaged in the provision of mobile services. As of September 30, 2013, the registered capital of Sohu Internet was $1.6 million and High Century and Sohu Entertainment held 75% and 25% interests, respectively, in this entity.

For the Online Advertising Business

Brand Advertising Business

Donglin

Beijing Sohu Donglin Advertising Co., Ltd. (“Donglin”) was incorporated in 2010 and is engaged in advertising services. As of September 30, 2013, the registered capital of Donglin was $1.5 million and High Century and Sohu Internet each held a 50% interest in this entity.

Pilot New Era

Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”) was incorporated in 2010 and is engaged in advertising services. As of September 30, 2013, the registered capital of Pilot New Era was $0.7 million and High Century and Sohu Internet each held a 50% interest in this entity.

Focus Yiju

Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”) was acquired in 2011 and is engaged in advertising services. As of September 30, 2013, the registered capital of Focus Yiju was $1.6 million and High Century held a 100% interest in this entity.

Zhi Hui You

Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”) was incorporated in 2011 as “Beijing 17173 Network Technology Co., Ltd.” and was renamed on December 14, 2012. Zhi Hui You is engaged in technology development and advertising services. As of September 30, 2013, the registered capital of Zhi Hui You was $1.6 million and Jing Zhou and a third party entity each held a 50% interest in this entity.

Tianjin Jinhu

Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”) was incorporated in 2011 and is engaged in advertising services. As of September 30, 2013, the registered capital of Tianjin Jinhu was $0.5 million and Ye Deng and Chun Liu each held a 50% interest in this entity.

Search and Others Business

Sogou Information

Sogou Information was incorporated in 2005. As of September 30, 2013, the registered capital of Sogou Information was $2.5 million and Xiaochuan Wang, Chief Executive Officer of Sogou, and Xianxian Hao each held a 50% interest in this entity.

Shi Ji Guang Su

Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”), which is engaged in Soso search-related businesses, was acquired in September 2013 as part of the Sogou-Tencent Transactions. As of September 30, 2013, the registered capital of Shi Ji Guang Su was $3.2 million and Sogou Information held a 100% interest in this entity.

For the Online Game Business

Gamease

Gamease was incorporated in 2007. As of September 30, 2013, the registered capital of Gamease was $1.3 million and Tao Wang, Chief Executive Officer of Changyou, and Dewen Chen, President of Changyou, held 60% and 40% interests, respectively, in this entity.

Shanghai ICE

Shanghai ICE was acquired by Changyou in 2010. As of September 30, 2013, the registered capital of Shanghai ICE was $1.2 million and Runa Pi and Rong Qi each held a 50% interest in this entity.

Guanyou Gamespace

Guanyou Gamespace was incorporated in 2010. As of September 30, 2013, the registered capital of Guanyou Gamespace was $1.5 million and Tao Wang and Dewen Chen held 60% and 40% interests, respectively, in this entity.

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

For the Mobile Business

GoodFeel

Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”) was acquired in 2004 and is engaged in value added telecommunication services. As of September 30, 2013, the registered capital of GoodFeel was $1.2 million and James Deng and Jing Zhou, held 58.1% and 41.9% interests, respectively, in this entity.

21 East Beijing

Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”) was acquired in 2006. As of September 30, 2013, the registered capital of 21 East Beijing was $1.6 million and High Century held a 100% interest in this entity.

Yi He Jia Xun

Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”) was acquired in September 2011. As of September 30, 2013, the registered capital of Yi He Jia Xun was $2.1 million and Gang Fang and Yanfeng Lv each held a 50% interest in this entity.

Financial Information

The following financial information of the Sohu Group’s consolidated VIEs is included in the accompanying consolidated financial statements (in thousands):

	As of
	September 30, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents	$46,631	$62,638
Short-term investments	10,337	54,106
Accounts receivable, net	97,941	80,671
Other current assets	43,806	30,322
Intercompany receivables due from subsidiaries	260,930	109,728

Total current assets	459,645	337,465

Goodwill	128,949	126,516
Prepaid and other non-current assets	54,242	57,793

Total assets	$642,836	$521,774

LIABILITIES:
Accounts payable	$11,067	$6,958
Accrued and other short-term liabilities	201,127	105,322
Receipts in advance and deferred revenue	64,765	54,150
Intercompany payables due to subsidiaries	30,962	36,446

Total current liabilities	307,921	202,876

Other long-term liabilities	4,604	3,846

Total liabilities	$312,525	$206,722

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenue	$259,362	$233,802	$759,948	$639,947
Net income	$5,425	$38,439	$198,853	$92,100

For the table below, consolidated VIEs under the Brand advertising, Sogou, Mobile and Others segments are classified as Sohu’s VIEs, and consolidated VIEs under the Changyou segment are classified as Changyou’s VIEs.

Cash flows of Sohu’s VIEs	Nine months ended September 30,
	2013	2012
Net cash provided by /(used in) operating activities	$6,312	$(16,930)
Net cash (used in) /provided by investing activities	(574)	143
Net cash used in financing activities	$0	$(474)

Cash flows of Changyou’s VIEs	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$29,225	$41,843
Net cash used in investing activities	(51,434)	(31,558)
Net cash used in financing activities	$0	$(13,105)

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

Equity interest purchase right agreement among 7Road Technology, Shenzhen 7Road and Gamease, which is Shenzhen 7Road’s sole shareholder. Under this agreement, 7Road Technology and any third-party designated by 7Road Technology have the right, exercisable at any time during the term of the agreements, if and when it is legal to do so under PRC law, to purchase from Gamease all or any part of its shares in Shenzhen 7Road at a nominal purchase price. This agreement has a term of 10 years, is renewable by 7Road Technology for such term as it may determine and is terminable early only if Shenzhen 7Road’s or 7Road Technology’s existence is terminated, by mutual agreement of the parties or upon the written request of 7Road Technology.

Equity interest pledge agreement among 7Road Technology, Shenzhen 7Road and Gamease. Under this agreement, Gamease agreed to pledge to 7Road Technology its equity interests in Shenzhen 7Road to secure the performance of its obligations and Shenzhen 7Road’s obligations under the various VIE-related agreements. If Gamease or Shenzhen 7Road breaches its obligations under any VIE-related agreements, 7Road Technology is entitled to exercise its rights as the beneficiary under the Equity Interest Pledge Agreement. This agreement terminates only after all of the obligations of Gamease and of Shenzhen 7Road under the various VIE-related agreements are no longer in effect.

Business operation agreement among 7Road Technology, Shenzhen 7Road and Gamease. This agreement grants to 7Road Technology the right to control the actions of Shenzhen 7Road and the actions of Gamease in its capacity as the shareholder of Shenzhen 7Road. This agreement has a term of 10 years, is renewable by 7Road Technology for such term as it may determine and is terminable early if the existence of Shenzhen 7Road or 7Road Technology is terminated, by mutual agreement of the parties or upon the written request of 7Road Technology.

Power of attorney executed by Gamease in favor of 7Road Technology. This power of attorney gives 7Road Technology the exclusive right to appoint designees to act on behalf of Gamease in connection with all actions to be taken by Shenzhen 7Road requiring shareholder approval.

Business Arrangements between Subsidiaries and consolidated VIEs

Business cooperation agreement between Sohu Era and Sohu Internet. Pursuant to this agreement Sohu Era provides technical consultation, content purchasing and other related services to Sohu Internet, in exchange for a percentage of the gross income of Sohu Internet. The agreement between Sohu Era and Sohu Internet has a term of one year, renewable at the request of Sohu Era.

Business cooperation agreement between Sogou Tech and Sogou Information. Pursuant to this agreement, Sogou Information provides the Internet information service to Sogou Tech’s customers, in exchange for a certain amount of service fee, with a term of 10 years, renewable at request of Sogou Tech.

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

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding ADSs of Changyou over a two-year period from July 27, 2013 to July 26, 2015. As of September 30, 2013, Changyou had repurchased 305,800 of its ADSs, representing 611,600 ordinary shares under the share repurchase program at an aggregate cost of approximately $9.1 million.

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

For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $0.5 million and $1.7 million, respectively. For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for awards under the Sohu 2000 Stock Incentive Plan was $1.2 million and $3.9 million, respectively.

i) Summary of share option activity

A summary of share option activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2013 is presented below:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at January 1, 2013	242	$19.36	1.91	$6,781
Exercised	(63)	15.06
Forfeited or expired	(1)	9.07

Outstanding at September 30, 2013	178	20.91	1.43	10,336

Vested at September 30, 2013	178	20.91	1.43	10,336

Exercisable at September 30, 2013	178	20.91	1.43	10,336

Note (1):	The aggregate intrinsic value in the preceding table represents the difference between Sohu’s closing stock price of $78.83 on September 30, 2013 and the exercise price of share options. The total intrinsic value of share options exercised for the nine months ended September 30, 2013 was $2.3 million.

No options have been granted under Sohu’s 2000 Stock Incentive Plan since 2006. For the three and nine months ended September 30, 2013 and 2012, no compensation expense was recognized for share options because the requisite service periods for share options had ended by the end of 2009.

For the three and nine months ended September 30, 2013, total cash received from the exercise of share options amounted to $0.1 million and $1.0 million, respectively. For the three and nine months ended September 30, 2012, total cash received from the exercise of share options amounted to $101,000 and $240,000, respectively.

ii) Summary of restricted share unit activity

A summary of restricted share unit activity under the Sohu 2000 Stock Incentive Plan as of and for the nine months ended September 30, 2013 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Share Units	(in thousands)	Fair Value
Unvested at January 1, 2013	255	$61.27
Granted	0
Vested	(127)	61.27
Forfeited	(4)	61.27

Unvested at September 30, 2013	124	61.27

Expected to vest thereafter	93	61.27

For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for restricted share units was $0.5 million and $1.7 million, respectively. For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for restricted share units was $1.2 million and $3.9 million, respectively.

As of September 30, 2013, there was $0.6 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.29 years. The total fair value on their respective vesting dates of restricted share units vested during the three and nine months ended September 30, 2013 was nil and $6.2 million, respectively. The total fair value on their respective vesting dates of restricted share units vested during the three and nine months ended September 30, 2012 was nil and $8.9 million, respectively.

Sohu’s 2010 Stock Incentive Plan

On July 2, 2010, Sohu adopted the Sohu 2010 Stock Incentive Plan, which provides for the issuance of up to 1,500,000 shares of common stock, including those issued pursuant to the vesting and settlement of restricted share units and pursuant to the exercise of share options. The maximum term of any issued stock right under the Sohu 2010 Stock Incentive Plan is ten years from the grant date. The Sohu 2010 Stock Incentive Plan will expire on July 1, 2020. As of September 30, 2013, 1,455,422 shares were available for grant under the Sohu 2010 Stock Incentive Plan.

A summary of restricted share unit activity under the Sohu 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2013 is presented below:

	Number of	Weighted-Average
	Units	Grant-Date
Restricted Share Units	(in thousands)	Fair Value
Unvested at January 1, 2013	5	$70.88
Granted	14	48.75
Vested	(7)	48.75
Forfeited	(2)	70.88

Unvested at September 30, 2013	10	55.84

Expected to vest thereafter	9	54.41

For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for restricted share units was $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for restricted share units was $0.2 million and $0.6 million, respectively.

As of September 30, 2013, there was $0.3 million of unrecognized compensation expense related to unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.4 years. The total fair value on their respective vesting dates of restricted share units vested during both the three months and the nine months ended September 30, 2013 was $0.4 million. The total fair value on their respective vesting dates of restricted share units vested during both the three months and the nine months ended September 30, 2012 was $0.25 million.

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

As of September 30, 2013, Changyou had granted under the Changyou 2008 Share Incentive Plan 15,000,000 ordinary shares to Tao Wang, through Prominence Investments Ltd. (“Prominence”) and 4,781,552 restricted share units to certain of its executive officers other than Tao Wang, and to certain of its other employees. Prominence is an entity that may deemed under applicable rules of the Securities and Exchange Commission to be beneficially owned by Tao Wang.

For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for awards under the Changyou 2008 Share Incentive Plan was $0.8 million and $2.8 million, respectively.

Share-based Awards granted before Changyou’s Initial Public Offering

For Changyou restricted ordinary shares granted to Tao Wang and to its executive officers other than Tao Wang before Changyou’s IPO, there was no share-based compensation expense recognized for either the three months or the nine months ended September 30, 2013, as these awards were fully vested in 2012. For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for the above restricted ordinary shares was nil and $72,000, respectively.

For Changyou restricted share units granted to certain of its other employees before Changyou’s IPO, there was no share-based compensation expense recognized for the three months ended September 30, 2013, as these awards were fully vested in the first half of 2013. The fair value of these restricted share units as of the grant date was determined based on Changyou’s offering price for its IPO, which was $8.00 per ordinary share.

A summary of activity for the restricted share units as of and for the nine months ended September 30, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	81	$8.00
Granted	0
Vested	(81)	8.00
Forfeited	0

Unvested at September 30, 2013	0

Expected to vest thereafter	0

For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for the above restricted share units was nil and negative $0.3 million, respectively. The negative $0.3 million resulted from Changyou’s true-up of the shared-based compensation expense for forfeited restricted share units in the first quarter of 2013. For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for the above restricted share units was $50,000 and $0.2 million, respectively.

As of September 30, 2013, there was no unrecognized share-based compensation expense related to the unvested restricted share units. The total fair value of restricted share units vested to Changyou’s other employees on their respective vesting dates during the three and nine months ended September 30, 2013 was nil and $1.1 million, respectively. The total fair value of restricted share units vested to Changyou’s other employees on their respective vesting dates during the three and nine months ended September 30, 2012 was nil and $1.2 million, respectively.

Share-based Awards granted after Changyou’s Initial Public Offering

As of September 30, 2013, in addition to the share-based awards granted before Changyou’s IPO, Changyou had granted an aggregate of 1,585,552 restricted share units (settleable in ordinary shares) to certain of its executive officers other than Tao Wang and to certain of its employees. These restricted share units are subject to vesting over a four-year period commencing on their grant dates. Share-based compensation expense for such restricted share units is recognized on an accelerated basis over the requisite service period. The fair value of restricted share units was determined based on the market price of Changyou’s ADSs on the grant date.

A summary of activity for these restricted share units as of and for the nine months ended September 30, 2013 is presented below:

Restricted Share Units	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	526	$13.30
Granted	36	14.57
Vested	(320)	12.70
Forfeited	(12)	12.88

Unvested at September 30, 2013	230	14.35

Expected to vest thereafter	213	14.38

For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for the above restricted share units was $0.3 million and $1.2 million, respectively. For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for the above restricted share units was $0.7 million and $2.5 million, respectively.

As of September 30, 2013, there was $1.0 million of unrecognized compensation expense related to the unvested restricted share units. The expense is expected to be recognized over a weighted average period of 0.87 years. The total fair value of these restricted share units vested during the three and nine months ended September 30, 2013 was nil and $4.7 million, respectively. The total fair value of these restricted share units vested during the three and nine months ended September 30, 2012 was nil and $4.0 million, respectively.

3) Sogou Inc. Share-based Awards

Sogou 2010 Share Incentive Plan

On October 20, 2010, Sogou adopted the Sogou 2010 Share Incentive Plan (the “Sogou 2010 Share Incentive Plan”). On June 18, 2013, the Sogou 2010 Share Incentive Plan was amended to provide for the issuance of up to 36,000,000 ordinary shares of Sogou to management and key employees of Sogou and of any present or future parents or subsidiaries or variable interest entities of Sogou. The maximum term of any issued share right under the amended Sogou 2010 Share Incentive Plan is ten years from the grant date. The amended Sogou 2010 Share Incentive Plan will expire on October 19, 2020. As of September 30, 2013, Sogou had issued options for the purchase of 35,436,375 ordinary shares.

Of the 35,436,375 issued share options, 23,206,375 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period; therefore, for purposes of recognition of share-based compensation expense, each installment is considered to be granted at that date. As of September 30, 2013, performance targets had been set for 15,790,400 share options and, accordingly, those options subject to vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets were considered granted for purposes of recognition of share-based compensation expense. As of September 30, 2013, 10,040,650 share options had become vested and exercisable because both the service period and the performance requirements had been met, and a portion of the vested shares had been exercised.

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

All installments of the 8,270,000 and 3,960,000 share options that are subject to vesting upon the completion of Sogou’s IPO or an Event were considered granted upon the issuance of the options. The completion of a firm commitment IPO or such an Event is considered to be a performance condition of the awards. An IPO event or such an Event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO or the occurrence of an Event, and hence no share-based compensation expense was recognized for the three and nine months ended September 30, 2013 for the 8,270,000 and 3,960,000 share options that are subject to vesting upon the completion of Sogou’s IPO or an Event.

A summary of share option activity under the amended Sogou 2010 Stock Incentive Plan as of and for the nine months ended September 30, 2013 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2013	6,345	$0.001
Granted	17,076	0.264
Exercised	(5,339)	0.001
Forfeited or expired	(96)	0.001

Outstanding at September 30, 2013	17,986	0.251	8.90

Vested at September 30, 2013 and expected to vest thereafter	5,641

Exercisable at September 30, 2013	6

For the three and nine months ended September 30, 2013, total share-based compensation expense recognized for share options under the amended Sogou 2010 Share Incentive Plan was $1.7 million and $1.8 million, respectively. For the three and nine months ended September 30, 2012, total share-based compensation expense recognized for share options under the Sogou 2010 Share Incentive Plan was $1.4 million and $2.4 million, respectively.

As of September 30, 2013, there was $2.0 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.27 years.

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

The fair value of the options granted to Sogou management and key employees was estimated on the date of grant using the Binomial option - pricing model (the “BP Model”) with the following assumptions used:

Granted to Employees	2013
Average risk-free interest rate	2.10%~2.87%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	1.3%~6.0%
Weighted average expected option life	10
Volatility rate	47.00%~49.00%
Dividend yield	0%
Fair value	0.67

Sogou estimated the risk free rate based on the yield to maturity of China Sovereign bonds denominated in United States dollars as of the valuation date. An exercise multiple was estimated as the ratio of fair value of the shares over the exercise price as of the time the option is exercised, based on consideration of research studies regarding exercise patterns based on historical statistical data. In Sogou’s valuation analysis, a multiple of two was applied for employees and a multiple of three was applied for management. Sogou estimated the forfeiture rate to be 1.3% for Sogou management’s share options granted as of September 30, 2013 and 6.0% for Sogou employees’ share options granted as of September 30, 2013. The life of the share options is the contract life of the option. Based on the option agreement, the contract life of the option is 10 years. The expected volatility at the valuation date was estimated based on the historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. Sogou has no history or expectation of paying dividends on its ordinary shares. Accordingly, the dividend yield is estimated to be 0%.

Share-based Awards to Sohu management

Under the Management Share Option Arrangement approved by the Board of Directors of Sohu and Sogou in March 2011, Sohu has the right to provide to Sohu management and key employees the opportunity to purchase from Sohu up to 12,000,000 ordinary shares of Sogou at a fixed exercise price of $0.625 per share. Of these 12,000,000 ordinary shares, 8,800,000 are Sogou ordinary shares previously held by Sohu and 3,200,000 are Sogou ordinary shares that were newly-issued on April 14, 2011 by Sogou to Sohu at a price of $0.625 per share, or a total of $2 million. As of September 30, 2013, Sohu had issued options for the purchase of 11,378,500 Sogou ordinary shares to Sohu management and key employees under this arrangement.

Of the 11,378,500 issued share options, 8,978,500 share options will become vested and exercisable in four equal installments, with each installment vesting upon a service period requirement for management and key employees being met, as well as Sogou’s achievement of performance targets for the corresponding period. The performance target for each installment will be set at the beginning of each vesting period; therefore, for purposes of recognition of share-based compensation expense, each installment is considered to be granted at that date. As of September 30, 2013, performance targets had been set for 6,585,750 share options and, accordingly, those options vesting upon service period requirements for management and key employees being met and Sogou’s achievement of performance targets were considered granted. As of September 30, 2013, 5,105,500 share options had become vested and exercisable because both the service period and the performance requirements had been met, and all of the vested shares had been exercised.

The remaining 2,400,000 share options will become vested and exercisable in five equal installments, with (i) the first installment vesting upon Sogou’s IPO and the expiration of all underwriters’ lockup periods applicable to the IPO, and (ii) each of the four subsequent installments vesting on the first, second, third and fourth anniversary dates, respectively, of the closing of Sogou’s IPO. All installments of the 2,400,000 share options that are subject to vesting upon the completion of Sogou’s IPO were considered granted upon the issuance of the options. The completion of a firm commitment IPO is considered to be a performance condition of the awards. An IPO event is not considered to be probable until it is completed. Under ASC 718, compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved. As a result, no compensation expense will be recognized related to these options until the completion of an IPO, and hence no share-based compensation expense was recognized for the three and nine months ended September 30, 2013, for the 2,400,000 share options that are subject to vesting upon the completion of Sogou’s IPO.

A summary of share option activity as of and for the nine months ended September 30, 2013 is presented below:

			Weighted
	Number	Weighted	Average
	Of	Average	Remaining
	Shares	Exercise	Contractual
Options	(in thousands)	Price	Life (Years)
Outstanding at January 1, 2013	2,178	$0.625
Granted	4,638	0.625
Exercised	(2,936)	0.625
Forfeited or expired	0

Outstanding at September 30, 2013	3,880	0.625	8.74

Vested at September 30, 2013 and expected to vest thereafter	1,475

Exercisable at September 30, 2013	0

For the three months and the nine months ended September 30, 2013, total share-based compensation expense recognized for share options under the Management Share Option Arrangement was $0.5 million and $0.5 million, respectively. For the three months and the nine months ended September 30, 2012, total share-based compensation expense recognized for share options under the Management Share Option Arrangement was $200,000 and $382,000, respectively.

As of September 30, 2013, there was $0.3 million of unrecognized compensation expense related to the unvested share options. The expense is expected to be recognized over a weighted average period of 0.25 years.

The method used to determine the fair value of share options granted to Sohu management and key employees was the same as the method used for the share options granted to Sogou’s management and key employees as described above, except for the assumptions used in the BP Model as presented below:

Granted to Employees	2013
Average risk-free interest rate	2.10%~2.87%
Exercise multiple	2~3
Expected forfeiture rate (Post-vesting)	0%-8%
Weighted average expected option life	10
Volatility rate	47.00%-48.00%
Dividend yield	0%
Fair value	0.27-0.38

Option Modification

In the first and second quarter of 2013, a portion of the share options granted under the amended Sogou 2010 Share Incentive Plan and the Management Share Option Arrangement were exercised early, and the resulting Sogou ordinary shares were transferred to a trust with the original option grantees as beneficiaries. The trust will distribute the shares to those beneficiaries in installments based on the vesting requirements under the original option agreements. Although this trust arrangement caused a modification of the terms of these share options, the modification was not considered substantive; therefore no incremental fair value related to these shares resulted from the modification, and the remaining share-based compensation expense for these shares will continue to be recognized over the original remaining vesting period.

As of September 30, 2013, 19,245,000 share options granted under the amended Sogou 2010 Share Incentive Plan and 1,225,000 share options granted under the Management Share Option Arrangement, or a total of 20,470,000 share options, were exercised early.

4) Sohu Video Share-based Awards and 7Road Share-based Awards

See Note 3 - Share-Based Compensation Expense.

11. Business Transactions

Sogou Transactions

On October 22, 2010, Sogou issued and sold 24.0 million, 14.4 million and 38.4 million, respectively, of its newly-issued Series A Preferred Shares to Alibaba, China Web and Photon for $15 million, $9 million, and $24 million, respectively. On June 29, 2012, Sohu purchased Alibaba’s 24.0 million Sogou Series A Preferred Shares for a purchase price of $25.8 million.

On September 16, 2013, Sogou entered into a series of agreements with Tencent, Sohu Search and Photon pursuant to which Sogou issued Series B Preferred Shares and Class B Ordinary Shares to Tencent for a net amount of $448 million in cash and Tencent transferred its Soso search-related businesses and certain other assets to Sogou. Also on that date, Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web, with respect to all of the Series A Preferred Shares of Sogou held by Sohu Search and China Web, and a portion of the Series A Preferred Shares of Sogou held by Photon. On September 17, 2013, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in an aggregate amount of $301 million, of which Sohu received $161 million, Photon received $43 million, and China Web received $97 million. See Note 1 - The Company and Basis of Presentation.

As of September 30, 2013, Sogou had outstanding a combined total of 370,771,658 ordinary shares and preferred shares, consisting of shares held as follows:

(i)	Sohu: 134,107,750 Class A Ordinary Shares and 24,000,000 Series A Preferred Shares. Of the Class A Ordinary Shares, 6,907,750 shares are subject to purchase under options held by Sohu management and key employees. All of the 24,000,000 Series A Preferred Shares are subject to repurchase by Sogou commencing March 16, 2014;

(ii)	Photon: 38,400,000 Series A Preferred Shares, of which 6,400,000 are subject to repurchase by Sogou commencing March 16, 2014;

(iii)	China Web: 14,400,000 Series A Preferred Shares, all of which are subject to China Web’s right to put the shares to Sogou at any time prior to July 31, 2014 and all of which are subject to repurchase by Sogou at any time from March 16, 2014 to July 31, 2014;

(iv)	Tencent: 79,368,421 non-voting Class B Ordinary Shares and 65,431,579 Series B Preferred Shares; and

(v)	Certain employees of Sogou and Sohu: 15,063,908 Class A Ordinary Shares.

As Sohu is Sogou’s controlling shareholder, Sohu consolidates Sogou in the Sohu Group’s consolidated financial statements, and recognizes noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

As of September 30, 2013, a portion of Sogou options granted to Sogou and Sohu top management and key employees were still unvested and were settable upon the achievement of different vesting conditions. Because no ordinary shares will be issued with respect to share options granted by Sogou until they are vested and exercised, the share options granted by Sogou that have not vested and vested share options that have not yet been exercised are not included as outstanding shares of Sogou and have no impact on the Sohu Group’s basic net income per share. Unvested share options with the performance targets achieved and vested share options that have not yet been exercised do, however, have a dilutive impact on the Sohu Group’s dilutive net income per share. See Note 15 - Net Income per Share.

Terms of Preferred Shares of Sogou

In connection with the Sogou-Tencent Transactions, Sogou’s shareholders adopted a Fifth Amended and Restated Memorandum of Association and Second Amended and Restated Articles of Association (together, the “Revised Sogou Memorandum and Articles”), which became effective on September 16, 2013. The following is a summary of some of the key terms of the Sogou Series A Preferred Shares and Series B Preferred Shares (collectively, the “Preferred Shares”) under the Revised Sogou Memorandum and Articles.

Dividend Rights

Sogou may not declare or pay dividends on its Class A Ordinary Shares or Class B Ordinary Shares (collectively, “Ordinary Shares”) unless the holders of the Preferred Shares then outstanding first receive a dividend on each outstanding Preferred Share in an amount at least equal to the sum of (i) the dividends that would have been payable to the holder of such Preferred Share if such share had been converted into Ordinary Shares, at the then-applicable conversion rate, immediately prior to the record date for such dividend, and (ii) all accrued and unpaid Accruing Dividends. “Accruing Dividends” are calculated from the date of issuance of the Series A Preferred Shares at the rate per annum of $0.0375 per Series A Preferred Share and from the date of issuance of the Series B Preferred Shares at the rate per annum of $0.411 per Series B Preferred Share.

Liquidation Rights

In the event of any “Liquidation Event,” such as the liquidation, dissolution or winding up of Sogou, a merger or consolidation of Sogou resulting in a change of control, the sale of substantially all of Sogou’s assets or similar events, the holders of Series B Preferred Shares are entitled to receive an amount per share equal to the greater of (i) $6.847 plus any unpaid Accruing Dividends or (ii) such amount per share as would have been payable if the Series B Preferred Shares had been converted into Ordinary Shares prior the Liquidation Event, and holders of Series A Preferred Shares are entitled to receive, after payment to the holders of the Series B Preferred Shares but before any payment to holders of Ordinary Shares, an amount equal to the greater of (i) 1.3 times their original investment in the Series A Preferred Shares plus all accrued but unpaid Accruing Dividends or (ii) such amount per share as would be payable if the Series A Preferred Shares had been converted into Ordinary Shares immediately prior to the Liquidation Event.

Redemption Rights

The Preferred Shares are not redeemable at the option of the holders.

Conversion Rights

Each Preferred Share is convertible, at the option of the holder, at any time, and without the payment of additional consideration by the holder. Each Preferred Share is convertible into such number of Class A Ordinary Shares as is determined, in the case of Series A Preferred Shares, by dividing $0.625 by the then-effective conversion price for Series A Preferred Shares, which is initially $0.625, and, in the case of Series B Preferred Shares, by dividing $7.267 by the then-effective conversion price for Series B Preferred Shares, which is initially $7.267. The conversion prices of the Preferred Shares are subject to adjustment on a weighted average basis upon the issuance of additional equity shares, or securities convertible into equity shares, at a price per share less than $0.625, in the case of Series A Preferred Shares, or less than $7.267, in the case of Series B Preferred Shares, subject to certain customary exceptions, such as shares issued pursuant to the amended Sogou 2010 Share Incentive Plan. Each Preferred Share will be automatically converted into Class A Ordinary Shares of Sogou upon the closing of a qualified initial public offering of Sogou based on the then-effective conversion ratio of such Preferred Share, which is currently one-for-one for both Series A Preferred Shares and Series B Preferred Shares.

Voting Rights

Each holder of Preferred Shares is entitled to cast the number of votes equal to the number of Class A Ordinary Shares into which the Preferred Shares held by such holder are then convertible.

Other Rights

The holders of Preferred Shares have various other rights typical of preferred share investments.

Terms of Class B Ordinary Shares of Sogou

The Class B Ordinary Shares have rights identical to those of the Class A Ordinary Shares, except that Class B Ordinary Shares do not have voting rights unless the holders of at least a majority of the then outstanding Class B Ordinary Shares elect, by written notice to Sogou, to convert them into shares with voting rights.

7Road Transactions

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, for aggregate cash consideration of approximately $78 million. The acquisition closed on June 5, 2013. Effective with the closing, 7Road became an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease became the sole shareholder of 7Road’s VIE Shenzhen 7Road. As of September 30, 2013, Changyou had paid $76 million of the total cash consideration. The remaining $2 million will be settled in June 2014.

12. Business Combination

On September 16, 2013, as part of the Sogou-Tencent Transactions, Sogou acquired from certain subsidiaries of Tencent, Shi Ji Guang Su, which conducts Soso search-related businesses, and other related assets, for cash consideration of approximately $27.6 million (the “Shi Ji Guang Su Acquisition”). As of September 30, 2013, Sogou had paid $3.3 million of the consideration. The remaining amount will be settled prior to March 16, 2014. The Sohu Group began to consolidate Shi Ji Guang Su’s financial statements commencing September 16, 2013.

On the acquisition date, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair value was as follows (in thousands):

As of September 16, 2013
Cash	$3,249
Receivables	7,967
Fixed assets acquired	21,964
Goodwill	2,405
Identifiable intangible assets acquired	5,686
Liabilities	(13,653)

Total	$27,618

The fixed assets acquired in the Shi Ji Guang Su Acquisition consist primarily of computer equipment and hardware. The identifiable intangible assets acquired in the Shi Ji Guang Su Acquisition consist primarily of developed technologies, trademarks and domain names. These identifiable intangible assets were valued using the income approach. The excess of the purchase price over identifiable tangible and intangible assets acquired and identifiable liabilities assumed was recorded as goodwill, which is not amortized but is tested for impairment.

Based on an assessment of the acquired company’s financial performance, the acquired company is not considered material to the Sohu Group. Thus the Sohu Group’s management concluded that the presentation of pro forma financial information with respect to the results of operations of the Sohu Group including the acquired company is not necessary.

13. Mezzanine Equity

Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the former noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road had achieved specified performance milestones before the expiration of the put option and 7Road did not complete an IPO on NASDAQ, the NYSE or the HKEX. The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, the noncontrolling interest was classified as mezzanine equity instead of permanent equity in the Sohu Group’s and Changyou’s consolidated financial statements.

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

For the three and nine months ended September 30, 2013, accretion charges of nil and $17.8 million, respectively, compared to $4.5 million and $6.7 million, respectively, for the three and nine months ended September 30, 2012, were recorded in the Sohu Group’s statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road.

14. Noncontrolling Interest

The primary majority-owned subsidiaries and VIEs of the Sohu Group which are consolidated in its consolidated financial statements but with noncontrolling interest recognized are Changyou and Sogou.

Noncontrolling Interest for Changyou

As Sohu is Changyou’s controlling shareholder, Changyou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Changyou held by shareholders other than Sohu (the “Changyou noncontrolling shareholders”), Changyou’s net income attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in the Sohu Group’s consolidated balance sheets.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, Sogou’s financial results have been consolidated with those of Sohu for all periods presented. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ original investments in Series A Preferred Shares, Series B Preferred Shares and Class B Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the Sogou noncontrolling shareholders in the Preferred Shares of Sogou (the “Terms of Preferred Shares of Sogou”), the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of Class B Ordinary Shares of Sogou.

By virtue of these terms, as Sogou has been losing money since its restructuring in 2010, the net losses have been and will be allocated in the following order:

(i)	net losses were allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares until their basis in Sogou decreased to zero;

(ii)	additional net losses were allocated to holders of Sogou Series A Preferred Shares until their basis in Sogou decreased to zero;

(iii)	additional net losses will be allocated to the holder of Sogou Series B Preferred Shares until its basis in Sogou decreases to zero; and

(iv)	further net losses will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Any subsequent net income from Sogou will be allocated in the following order:

(i)	net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income will be allocated to the holder of Sogou Series B Preferred Shares to bring its basis back;

(iii)	additional net income will be allocated to holders of Sogou Series A Preferred Shares to bring their basis back;

(iv)	further net income will be allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares to bring their basis back; and

(v)	further net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Noncontrolling Interest in the Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012, noncontrolling interest in the consolidated balance sheets was $481.8 million and $231.0 million, respectively.

	As of
	September 30, 2013 (in thousands)	December 31, 2012 (in thousands)
Changyou	$279,065	$203,995
Sogou	200,314	24,645
Others	2,446	2,354

Total	$481,825	$230,994

Noncontrolling Interest of Changyou

As of September 30, 2013 and December 31, 2012, noncontrolling interest of Changyou of $279.1 million and $204.0 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing a 32% economic interest in Changyou’s net assets held by shareholders other than Sohu and reflecting the reclassification of Changyou’s share-based compensation expense from shareholders’ additional paid-in capital to noncontrolling interest.

Noncontrolling Interest of Sogou

As of September 30, 2013 and December 31, 2012, noncontrolling interest of Sogou of $200.3 million and $24.6 million, respectively, was recognized in the Sohu Group’s consolidated balance sheets, representing Sogou’s cumulative results of operations attributable to shareholders other than Sohu, Sogou’s share-based compensation expense, and the investments of shareholders other than Sohu in Series A Preferred Shares, Series B Preferred Shares and Class B Ordinary Shares of Sogou, and the adjustment of the investment basis of shareholders other than Sohu due to the special dividend paid to holders of Series A Preferred Shares of Sogou on September 17, 2013. The increase from December 31, 2012 to September 30, 2013 was mainly due to the net impact of Tencent’s investment in Sogou on September 16, 2013, and the adjustment of the investment basis of shareholders other than Sohu due to the special dividend paid to holders of Series A Preferred Shares of Sogou on September 17, 2013.

Noncontrolling Interest in the Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2013, net income attributable to noncontrolling interests in the consolidated statements of comprehensive income was $22.9 million and $70.4 million, respectively, compared with $21.1 million and $57.6 million, respectively, for the three months and nine months ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Changyou	$23,596	$23,410	$73,486	$65,425
Sogou	(1,143)	(2,232)	(3,109)	(7,780)
Others	402	(32)	49	(27)

Total	$22,855	$21,146	$70,426	$57,618

Noncontrolling Interest of Changyou

For the three months ended September 30, 2013 and 2012, $23.6 million and $23.4 million, respectively, in net income attributable to the noncontrolling interest of Changyou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing a 32% economic interest in Changyou attributable to shareholders other than Sohu.

Noncontrolling Interest of Sogou

For the three months ended September 30, 2013 and 2012, $1.1 million and $2.2 million, respectively, in net loss attributable to the noncontrolling interest of Sogou was recognized in the Sohu Group’s consolidated statements of comprehensive income, representing Sogou’s net loss attributable to shareholders other than Sohu.

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

For the third quarter of 2013, the percentage used for the calculation of basic and dilutive net income per share was 67.6% and 67.2%, respectively. In the calculation of the Sohu Group’s diluted net income per share, all of Changyou’s existing unvested restricted share units, and vested restricted share units that have not yet been settled are treated as vested and settled by Changyou under the treasury stock method, causing the percentage of the weighted average number of shares held by Sohu in Changyou to decrease from 67.6% to 67.2%. As a result, Changyou’s net income attributable to the Sohu Group on a diluted basis decreased accordingly. This impact is presented as “incremental dilution from Changyou” in the table below.

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Ordinary Shares, Series A Preferred Shares, Series B Preferred Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to the Sohu Group by virtue of the Terms of Preferred Shares of Sogou, the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of Class B Ordinary Shares of Sogou, which is used for the calculation of basic net income per share.

In the calculation of the Sohu Group’s basic net income per share, Sogou’s net income /(loss) attributable to the Group is determined according to the Terms of Preferred Shares of Sogou, the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of Class B Ordinary Shares of Sogou. For the third quarter of 2013, in the calculation of the Sohu Group’s diluted net income per share, assuming a dilutive effect, the percentage of 63% was calculated by treating convertible preferred shares issued by Sogou as having been converted at the beginning of the period and unvested share options with the performance targets achieved as well as vested but unexercised share options as having been exercised during the period. The dilutive effect of share-based awards with a performance requirement was not considered before the performance targets were actually met. The above difference is presented as “incremental dilution from Sogou” in the table below.

As discussed in Note 1 - The Company and Basis of Presentation, on June 29, 2012, Sohu purchased 24 million Sogou Series A Preferred Shares from Alibaba, and this transaction gave rise to a deemed dividend amounting to $14.2 million, which was the difference between the price Sohu paid to Alibaba for the Series A Preferred Shares and the carrying amount of these 24.0 million Series A Preferred Shares in the Group’s consolidated financial statements. This deemed dividend has been subtracted from the Net income attributable to Sohu.com Inc. for the nine months ended September 30, 2012 in the table below, to revise the historical inappropriate treatment when calculating the basic and diluted net income per share attributable to Sohu.com Inc.

The portion of the special dividend paid by Sogou on September 17, 2013 to holders of Series A Preferred Shares of Sogou other than Sohu, in the amount of $139.7 million, is a payment to noncontrolling preferred shareholders, of which Sohu, as a holder of ordinary shares of Sogou, is deemed to have contributed $82.4 million. This $82.4 million has also been subtracted from the Net income attributable to Sohu.com Inc. for the three months and nine months ended September 30, 2013 to arrive at net income available to ordinary shareholders in the calculation of net income per share attributable to Sohu.com Inc.

The following table presents the calculation of the Sohu Group’s basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income /(loss) attributable to Sohu.com Inc., basic (after subtracting the dividend or deemed dividend to noncontrolling Sogou series A preferred shareholders)	$(64,189)	$25,881	$(18,132)	$47,552

Effect of dilutive securities:
Incremental dilution from Changyou	(297)	(510)	(723)	(1,945)
Incremental dilution from Sogou	(535)	(1,356)	(1,673)	(4,813)

Net income /(loss) attributable to Sohu.com Inc., diluted	$(65,021)	$24,015	$(20,528)	$40,794

Denominator:
Weighted average basic common shares outstanding	38,288	38,022	38,239	38,036
Effect of dilutive securities:
Share options and restricted share units	234	322	242	356

Weighted average diluted common shares outstanding	38,522	38,344	38,481	38,392

Basic net income /(loss) per share attributable to Sohu.com Inc.	$(1.68)	$0.68	$(0.47)	$1.25

Diluted net income /(loss) per share attributable to Sohu.com Inc.	$(1.69)	$0.63	$(0.53)	$1.06

16. Subsequent Events

From October 1, 2013 to November 8, 2013, Changyou repurchased an additional 284,700 of its ADSs, representing 569,400 ordinary shares, at an aggregate cost of approximately $8.2 million, under Changyou’s ADSs repurchase program discussed above.

17. Recently Issued Accounting Pronouncements

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, references to “us,” “we,” “our,” “our company,” “our Group,” “Sohu,” the “Sohu Group,” and “Sohu.com” are to Sohu.com Inc. and, except where the context requires otherwise, our wholly-owned and majority-owned subsidiaries and variable interest entities (“VIEs”), Sohu.com Limited, Sohu.com (Hong Kong) Limited (“Sohu Hong Kong”), All Honest International Limited, Sohu.com (Game) Limited (“Sohu Game”),Go2Map Inc., Sohu.com (Search) Limited (“Sohu Search”), Sogou Inc. (“Sogou”), Sogou (BVI) Limited, Sogou Hong Kong Limited, Vast Creation Advertising Media Services Limited (“Vast Creation”), Fox Video Investment Holding Limited (“Video Investment”), Fox Video Limited (“Sohu Video”), Fox Video (HK) Limited (“Video HK”), Focus Investment Holding Limited (“Focus Investment”), Sohu Focus Limited (“Sohu Focus”), Sohu Focus (HK) Limited (“Focus HK”), Beijing Sohu New Era Information Technology Co., Ltd. (“Sohu Era”), Beijing Sohu Software Technology Co., Ltd. (“New Software”), Beijing Fire Fox Digital Technology Co., Ltd. (“Beijing Fire Fox,” also known as Beijing Huohu Digital Technology Co., Ltd., or “Huohu”), Beijing Sohu Interactive Software Co., Ltd. (“Sohu Software”), Go2Map Software (Beijing) Co., Ltd. (“Go2Map Software”), Beijing Sogou Technology Development Co., Ltd. (“Sogou Technology”), Beijing Sogou Network Technology Co., Ltd (“Sogou Network”), Fox Information Technology (Tianjin) Limited (“Video Tianjin”), Beijing Sohu New Media Information Technology Co., Ltd. (“Sohu Media”), Beijing Focus Time Advertising Media Co., Ltd. (“Focus Time”), Beijing Sohu New Momentum Information Technology Co., Ltd. (“Sohu New Momentum”), Beijing Century High Tech Investment Co., Ltd. (“High Century”), Beijing Sohu Entertainment Culture Media Co., Ltd. (“Sohu Entertainment,” formerly known as Beijing Hengda Yitong Internet Technology Development Co., Ltd., or “Hengda”), Beijing Sohu Internet Information Service Co., Ltd. (“Sohu Internet”), Beijing GoodFeel Information Technology Co., Ltd. (“GoodFeel”), Beijing Sogou Information Service Co., Ltd. (“Sogou Information”), Beijing 21 East Culture Development Co., Ltd. (“21 East Beijing”), Beijing Sohu Donglin Advertising Co., Ltd.(“Donglin”), Beijing Pilot New Era Advertising Co., Ltd. (“Pilot New Era”), Beijing Focus Yiju Network Information Technology Co., Ltd. (“Focus Yiju”), Beijing Yi He Jia Xun Information Technology Co., Ltd. (“Yi He Jia Xun”), Beijing Zhi Hui You Information Technology Co., Ltd. (“Zhi Hui You”), Tianjin Jinhu Culture Development Co., Ltd. (“Tianjin Jinhu”), Shenzhen Shi Ji Guang Su Information Technology Co., Ltd. (“Shi Ji Guang Su”) and our independently-listed majority-owned subsidiary Changyou.com Limited (“Changyou,” formerly known as TL Age Limited) as well as the following direct and indirect subsidiaries and VIEs of Changyou: Changyou.com HK Limited (“Changyou HK,” formerly known as TL Age Hong Kong Limited), Changyou.com Webgames (HK) Limited (“Changyou HK Webgames”), Changyou.com Gamepower (HK) Limited (“Changyou HK Gamepower”), ICE Entertainment (HK) Limited (“ICE HK”), Changyou.com Gamestar (HK) Limited (“Changyou HK Gamestar”), Changyou.com (US) LLC. (formerly known as AmazGame Entertainment (US) Inc.), Changyou.com (UK) Company Limited (“Changyou UK”), ChangyouMy Sdn. Bhd (“Changyou Malaysia”), Changyou.com Korea Limited (“Changyou Korea”), Changyou.com India Private Limited (“Changyou India”), Changyou BİLİŞİM HİZMETLERİ TİCARET LİMİTED ŞİRKETİ (“Changyou Turkey”), Kylie Enterprises Limited, 7Road.com Limited (“7Road”), 7Road.com HK Limited (“7Road HK”), Beijing AmazGame Age Internet Technology Co., Ltd. (“AmazGame”), Beijing Changyou Gamespace Software Technology Co., Ltd. (“Gamespace”), ICE Information Technology (Shanghai) Co., Ltd. (“ICE Information”), Beijing Yang Fan Jing He Information Consulting Co., Ltd. (“Yang Fan Jing He”), Shanghai Jingmao Culture Communication Co., Ltd. (“Shanghai Jingmao”), Shanghai Hejin Data Consulting Co., Ltd. (“Shanghai Hejin”), Beijing Changyou Jingmao Film & Culture Communication Co., Ltd. (“Beijing Jingmao”), Beijing Gamease Age Digital Technology Co., Ltd. (“Gamease”), Beijing Guanyou Gamespace Digital Technology Co., Ltd. (“Guanyou Gamespace”), and Shanghai ICE Information Technology Co., Ltd.(“Shanghai ICE”), Shenzhen 7Road Network Technologies Co., Ltd.(“7Road Technology”), Shenzhen 7Road Technology Co., Ltd. (“Shenzhen 7Road”), and these references should be interpreted accordingly. Unless otherwise specified, references to “China” or “PRC” refer to the People’s Republic of China and do not include the Hong Kong Special Administrative Region, the Macau Special Administrative Region or Taiwan. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013, as updated by Part II Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Factors and Trends Affecting our Business

The Internet and Internet-related markets in China continued to evolve rapidly during 2013. According to a semiannual report issued by the China Internet Network Information Center (“CNNIC”), the total number of Internet users in China had reached 591 million by June 30, 2013, an increase of 26.6 million from the end of 2012. The CNNIC also reported that the number of mobile Internet users in China had reached 464 million by June 30, 2013, an increase of 43.8 million from the end of 2012, exceeding the 411 million desktop computer Internet users as of June 30, 2013, which is an indication that mobile Internet is becoming the top channel for Internet users to consume online content and services in China. We believe that this large and expanding user base will continue to provide significant opportunities to expand our product offerings and to explore new revenue streams.

In China, online video is a top Internet application, with over 389 million users as of June 30, 2013, according to CNNIC. We expect that brand advertisers will continue to allocate more advertising dollars to online video in order to exploit this growing market. To better employ market opportunities, we set up a dedicated advertising sales force for our online video business in 2012. For the first three quarters of 2013, the online video advertising revenues grew 123% compared with the same period of 2012. We expect to continue to operate the online video business as a significant unit within Sohu’s brand advertising business.

Our search and others business continued to grow, which was attributable to the growth of pay-for-click services, as well as online marketing services on the Sogou Web Directory. On September 16, 2013, we entered into a strategic cooperation with Tencent Holdings Limited, a Cayman Islands company (Tencent Holdings Limited together with its subsidiaries, “Tencent”), whereby Tencent invested in our search subsidiary Sogou. We believe that this strategic cooperation will reinforce and strengthen Sogou as a leader in the large and fast-growing China market for search and Internet services, particularly for the mobile platform. We expect our search and others business to sustain healthy revenue growth through the remainder of 2013.

Our online game business achieved our expectations in the third quarter, as we continue to release content updates in the form of expansion packs for our games on a regular basis, which we believe helps to extend the popularity of our games in China. We developed and currently operate three popular games in China, including Tian Long Ba Bu (“TLBB”), DDTank and Wartune (also known as “Shen Qu”). In addition, we own the leading game information portal in China, 17173.com, which is one of the major online mediums for advertising games in China.

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

The majority of our products and services are provided on the following platforms:

•	Sohu.com, a leading mass portal and media destination;

•	Focus.cn, a top real estate Website; and

•	17173.com, a leading game information portal. Since December 15, 2011, 17173.com has been owned and operated by our majority-owned subsidiary Changyou.

Search and Others Business

Our search and others business, provided by our search subsidiary Sogou, primarily offers customers pay-for-click services, as well as online marketing services on the Sogou Web Directory. Pay-for-click services enable our advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. Both pay-for-click services and online marketing services on the Sogou Web Directory expand distribution of our advertisers’ Website links and advertisements by leveraging traffic on Sogou Website Alliance members’ Websites.

Online Game Business

Our online game business is conducted via Changyou, a leading online game developer and operator in China. Changyou completed an initial public offering on the NASDAQ Global Select Market under the symbol “CYOU” in 2009. As Changyou’s controlling shareholder, Sohu consolidates Changyou in the Sohu Group’s consolidated financial statements but recognizes noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

Changyou engages in the development, operation and licensing of online games, including massively multiplayer online games (“MMOGs”), Web games and mobile games. Changyou developed and operates TLBB, which is one of the most popular MMOGs in China, and developed, and primarily jointly operates with third-party joint operators, DDTank and Wartune, which are two popular Web games in China. For the third quarter of 2013, more than 67% of the revenues of Changyou’s online game business were derived from TLBB.

We depend on Changyou for a significant portion of our revenues, net income, and operating cash flow. For the third quarter of 2013, Changyou’s online game revenues were $161.5 million, which represented 44% of our total revenues. Net income contributed by Changyou for the quarter was $72.8 million, which represented 177% of our total net income.

Mobile Business

Our mobile business offers mobile related services through different types of mobile products to mobile phone users. The mobile products mainly consist of short messaging services (“SMS”), Ring Back Tone (“RBT”), mobile video, mobile games, and interactive voice response (“IVR”). A majority of the content is purchased from third party content providers.

Others Business

Our others business revenues are generated primarily from our business of offering Internet value-added services (“IVAS”) with respect to Web games developed by third-party developers under revenue-sharing arrangements with the developers, offering cinema advertisement slots to be shown in theaters before the screening of movies, and sub-licensing of licensed video content to third parties.

Business Transactions

Sogou Transactions

On October 22, 2010, Sogou issued and sold 24.0 million, 14.4 million and 38.4 million, respectively, of its newly-issued Series A Preferred Shares to Alibaba Investment Limited (“Alibaba”), a private investment subsidiary of Alibaba Group Holding Limited, China Web Search (HK) Limited (“China Web”), an investment vehicle of Yunfeng Capital, and Photon Group Limited (“Photon”), the investment vehicle of Sohu Group’s Chairman and Chief Executive Officer Dr. Charles Zhang, for $15 million, $9 million, and $24 million, respectively. On June 29, 2012, Sohu purchased Alibaba’s 24.0 million Sogou Series A Preferred Shares for a purchase price of $25.8 million.

On September 16, 2013, pursuant to a Subscription Agreement entered into on that date by and among Sogou, Tencent, Sohu Search, and Photon, and a series of other contracts also entered into on that date between Sogou and Tencent, Tencent invested a net amount of $448 million in cash in Sogou and transferred its Soso search-related businesses and certain other assets to Sogou (collectively, the “Sogou-Tencent Transactions,” or the “Transactions”).

On September 16, 2013, Sogou entered into (i) a Repurchase Option Agreement with Sohu Search, exercisable commencing March 16, 2014, granting to Sogou the right to purchase 24 million Series A Preferred Shares of Sogou held by Sohu Search for an aggregate purchase price of $78.8 million; (ii) a Repurchase Option Agreement with Photon, also exercisable commencing March 16, 2014, granting to Sogou the right to purchase 6.4 million Series A Preferred Shares of Sogou held by Photon for an aggregate purchase price of $21 million; and (iii) a Repurchase/Put Option Agreement with China Web, granting to Sogou the right to purchase at any time from March 16, 2014 to July 31, 2014, and granting to China Web the right to put to Sogou at any time prior to July 31, 2014, 14.4 million Series A Preferred Shares of Sogou held by China Web for an aggregate purchase price of $47.3 million. Sogou expects to exercise its rights under each of these agreements when they first become exercisable.

On September 16, 2013, Sogou, Sohu Search, Photon, Mr. Xiaochuan Wang, four other members of Sogou’s management (collectively, the “Sohu Parties”) and Tencent entered into a Shareholders Agreement (the “Shareholders Agreement”). Under the Shareholders Agreement, the parties have agreed to vote their Sogou voting shares in all elections of directors to elect three designees of Sohu Search and two designees of Tencent.

On September 17, 2013, Sogou paid a special dividend to the three holders of Series A Preferred Shares of Sogou in an aggregate amount of $301 million, of which Sohu received $161 million, Photon received $43 million, and China Web received $97 million.

Pursuant to the Shareholders Agreement, Sohu will hold approximately 53.6% of the total voting power for the election of the Board of Directors of Sogou, assuming that the repurchase options and the repurchase/put option are exercised, Tencent’s non-voting Class B Ordinary Shares are converted to voting shares, and all share options under the Sogou 2010 Share Incentive Plan and all share options under an arrangement providing for Sogou share-based awards to Sohu management and key employees (the “Management Share Option Arrangement”) are granted and exercised. As Sohu is the controlling shareholder of Sogou, we consolidate Sogou in the Sohu Group’s consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu.

7Road Transactions

On May 1, 2013, Changyou entered into an agreement to acquire all of the ordinary shares of 7Road held by the noncontrolling shareholders, representing 28.074% of the outstanding share capital of 7Road, for aggregate cash consideration of approximately $78 million. The acquisition closed on June 5, 2013. Effective with the closing, 7Road became an indirect wholly-owned subsidiary of Changyou, and Changyou’s VIE Gamease became the sole shareholder of 7Road’s VIE Shenzhen 7Road. As of September 30, 2013, Changyou had paid $76 million of the total cash consideration. The remaining $2 million will be settled in June 2014.

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

Basis of Consolidation

Our consolidated financial statements include the accounts of Sohu.com Inc. and its direct and indirect wholly-owned and majority-owned subsidiaries and VIEs. All intercompany transactions are eliminated.

VIE Consolidation

Our Group adopted the guidance of accounting for VIEs, which requires VIEs to be consolidated by the primary beneficiary of the entity. For our consolidated VIEs, management made evaluations of the relationships between us and our VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, we control the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that we are the primary beneficiary of our consolidated VIEs. Our Group has one VIE that is not consolidated, since we are not the primary beneficiary.

Noncontrolling Interest Recognition

Noncontrolling interests are recognized to reflect the portion of the equity of majority-owned subsidiaries and VIEs which is not attributable, directly or indirectly, to the controlling shareholder. Currently, the noncontrolling interests in our consolidated financial statements primarily consist of noncontrolling interests for Changyou and Sogou.

Noncontrolling Interest for Changyou

As of September 30, 2013, Sohu held approximately 68% of the combined total of Changyou’s outstanding ordinary shares and controlled approximately 83% of the total voting power in Changyou. As Sohu is Changyou’s controlling shareholder, we consolidate Changyou in our consolidated financial statements, but recognize noncontrolling interest reflecting the economic interest in Changyou held by shareholders other than Sohu.

To reflect the economic interest in Changyou held by shareholders other than Sohu (“Changyou noncontrolling shareholders”), Changyou’s net income attributable to the Changyou noncontrolling shareholders is recorded as noncontrolling interest in Sohu’s consolidated statements of comprehensive income, based on their share of the economic interest in Changyou. Changyou’s cumulative results of operations attributable to the Changyou noncontrolling shareholders, along with changes in shareholders’ equity, adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and adjustment for changes in Sohu’s ownership in Changyou, are recorded as noncontrolling interest in our consolidated balance sheets.

Noncontrolling Interest for Sogou

As Sohu is Sogou’s controlling shareholder, we consolidate Sogou in the Sohu Group’s consolidated financial statements, and recognize noncontrolling interest reflecting economic interests in Sogou held by shareholders other than Sohu. To reflect the economic interest in Sogou held by shareholders other than Sohu (the “Sogou noncontrolling shareholders”), Sogou’s net income /(loss) attributable to the Sogou noncontrolling shareholders is recorded as noncontrolling interest in the Sohu Group’s consolidated statements of comprehensive income. Sogou’s cumulative results of operations attributable to the Sogou noncontrolling shareholders, along with changes in shareholders’ equity /(deficit) and adjustment for share-based compensation expense in relation to those share-based awards which are unvested and vested but not yet settled and the Sogou noncontrolling shareholders’ original investments in Series A Preferred Shares, Series B Preferred Shares and Class B Ordinary Shares are accounted for as a noncontrolling interest classified as permanent equity in the Sohu Group’s consolidated balance sheets, as redemption of the noncontrolling interest is solely within the control of Sohu. These treatments are based on the terms governing investment by the Sogou noncontrolling shareholders in the Preferred Shares of Sogou (the “Terms of Preferred Shares of Sogou”), the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of Class B Ordinary Shares of Sogou.

By virtue of these terms, as Sogou has been losing money since its restructuring in 2010, the net losses have been and will be allocated in the following order:

(i)	net losses were allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares until their basis in Sogou decreased to zero;

(ii)	additional net losses were allocated to holders of Sogou Series A Preferred Shares until their basis in Sogou decreased to zero;

(iii)	additional net losses will be allocated to the holder of Sogou Series B Preferred Shares until its basis in Sogou decreases to zero; and

(iv)	further net losses will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Any subsequent net income from Sogou will be allocated in the following order:

(i)	net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou until their basis in Sogou increases to zero;

(ii)	additional net income will be allocated to the holder of Sogou Series B Preferred Shares to bring its basis back;

(iii)	additional net income will be allocated to holders of Sogou Series A Preferred Shares to bring their basis back;

(iv)	further net income will be allocated to holders of Sogou Class A Ordinary Shares and the holder of Sogou Class B Ordinary Shares to bring their basis back; and

(v)	further net income will be allocated between Sohu and noncontrolling shareholders based on their shareholding percentage in Sogou.

Segment Reporting

Our Group’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision making group, in deciding how to allocate resources and in assessing performance. The CODM is Sohu.com Inc.’s Chief Executive Officer. There are five segments in our Group, consisting of brand advertising, Sogou (which mainly consists of the search and others business), Changyou (which mainly consists of the online game business), mobile and others.

Historical accounting error regarding net income attributable to Sohu.com Inc. and basic and diluted net income per share attributable to Sohu.com Inc.

In the third quarter of 2013, as previously reported in an Amendment No. 1 to Current Report on Form 8-K/A that we filed with the SEC on September 20, 2013, management noted an accounting error in the Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 regarding net income attributable to Sohu.com Inc. and the calculation of basic and diluted net income per share attributable to Sohu.com Inc. In June 2012, Sohu had purchased from Alibaba 24.0 million Series A Preferred Shares of Sogou for cash consideration of $25.8 million. Under ASC 260-10-S99-2, this transaction gave rise to a deemed dividend in the amount of $14.2 million, which was the difference between the consideration Sohu paid to Alibaba and the carrying amount of these 24.0 million Series A Preferred Shares in the Group’s consolidated financial statements. Accordingly, this amount of $14.2 million should have been subtracted from net income to arrive at net income available to common shareholders in the Group’s calculation of net income per share. This deemed dividend was inappropriately accounted for when calculating the net income attributable to the Group, resulting in an error in the calculation of basic and diluted net income per share attributable to Sohu.com Inc. There was a carry-forward effect of this accounting error to the net income attributable to Sohu.com Inc. and the net income per share calculation as reported for the nine months ended September 30, 2012 in the Group’s Quarterly Report on Form 10-Q for the three months then ended (the “3rd Quarter 2012 10-Q”), and as reported for the year ended December 31, 2012 in the Group’s Annual Report on Form 10-K for the year then ended. In addition, there was a carry-forward effect of the error to the classification of retained earnings and additional paid-in capital in the Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, September 30, 2012, March 31, 2013 and June 30, 2013, and the Group’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management performed an assessment of the impact of this accounting error from both a quantitative and a qualitative perspective in accordance with the guidance contained in SAB 99, and concluded that the error was not material to the Group’s relevant historical financial statements taken as a whole. Therefore, management concluded that the relevant affected historical financial statements could continue to be relied upon but would be revised to correct the error.

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

We recognize gross revenue for the amount of fees we receive from our advertisers. Determining whether revenue should be reported gross or net is based on an assessment of various factors. The primary factor is whether we are acting as the principal in offering services to the customer or whether we are acting as an agent in the transaction. Whether we are serving as principal or agent in a transaction is judgmental in nature and is determined by evaluating the terms of the arrangement. Our revenues from online advertising services are recognized on a gross basis, as we have the primary responsibility for fulfillment and acceptability. These revenues are recognized after deducting agent rebates paid to advertising agencies and applicable taxes and related surcharges.

Before September 1, 2012, our online advertising revenues were subject to PRC business tax (“Business Tax”). Business Tax is imposed primarily on revenues from the provision of taxable services and is calculated by multiplying the applicable tax rate by gross revenue. Before September 1, 2012, our online advertising revenues were recognized after deducting agent rebates and applicable Business Tax and related surcharges. Effective September 1, 2012, the PRC Ministry of Finance and the State Administration of Taxation launched a Business Tax to Value Added Tax (“VAT”) Transformation Pilot Program (“Pilot Program”) for certain industries in eight regions, including Beijing and Tianjin. Commencing August 1, 2013, the Pilot Program expanded to all regions in the PRC. VAT payable on goods sold or taxable labor services provided by a general VAT taxpayer for a taxable period is the net balance of the output VAT for the period after crediting the balance of VAT input. Hence, the amount of VAT payable does not result directly from output VAT generated from goods sold or taxable labor services provided. With the adoption of the Pilot Program, our online advertising revenues are subject to VAT. Our online advertising revenues are now recognized after deducting agent rebates and net of VAT and related surcharges.

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

Pay-for-click Services

Pay-for-click services are services that enable our advertisers’ promotional links to be displayed on Sogou search result pages and Sogou Website Alliance members’ Websites where the links are relevant to the subject and content of such Web pages. For pay-for-click services, we introduce Internet users to our advertisers through our auction-based pay-for-click systems and charge advertisers on a per-click basis when the users click on the displayed links. Revenue for pay-for-click services is recognized on a per-click basis when the users click on the displayed links.

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

When 7Road’s games are jointly operated through the Websites or platforms of third-party joint operators, the games may be hosted either on the third-party operators’ servers or on servers that 7Road owns or leases from Internet data centers. In its arrangements with third-party joint operators, 7Road views the third-party joint operators as its customers and does not view 7Road as the primary obligor, as it does not have the primary responsibility for fulfillment and acceptability of the game services. For 7Road’s direct operation of its Web game Wartune through its Website for the game, 7Road is obligated to provide on-going services to the game players, and such obligation is not deemed to be inconsequential and perfunctory after game players purchase its game coins directly through its Website for Wartune. Therefore, 7Road’s revenues from direct operation of Wartune on its Website for the game are first recorded by 7Road as deferred revenues and subsequently recognized as revenues over the service period during which 7Road is obligated to provide services to the game players to enable them to consume their virtual items.

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

Mobile Revenues

Our mobile revenues are generated from the provision of mobile-related services through different types of mobile products to mobile phone users. The mobile products mainly consist of SMS, RBT, mobile video, mobile games, and IVR. In order to deliver our products to mobile phone users, we sign contracts with China Mobile Communications Corporation, China United Network Communication Group Company Limited, China Telecom Corporation and their subsidiaries and other small mobile network operators (collectively, the “China mobile network operators”). We obtain fees from the China mobile network operators, which charge users on a monthly or per message /download basis for mobile services we provide. After the receipt of service fees from China mobile network operators, we make payments to third-party mobile service alliance and content providers based on revenue-sharing arrangements.

Mobile revenues are recognized on gross or net basis, determined by evaluating the terms of the arrangement to determine whether we are serving as principal or agent in a transaction. To determine the amount of revenues to be recognized in the month in which the service is performed, provided that no significant obligations remain, we rely on billing confirmations issued by the China mobile network operators. If at the end of each reporting period, an operator has not yet issued such billing confirmations, we estimate the amount of collectable mobile service fees and recognize revenue. When we later receive billing confirmations, we record a true-up accounting adjustment. For the three months ended September 30, 2013, 70% of our estimated mobile revenues were confirmed by billing confirmations received from the China mobile network operators. Generally, (i) within 15 to 120 days after the end of each month, we receive billing confirmations from the operators and (ii) within 30 to 180 days after delivering billing confirmations, each operator remits the mobile service fees, net of its service fees, to us.

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

Share-based compensation expense for ordinary shares granted is fully recognized in the quarter during which the ordinary shares are granted. For share options, restricted shares and restricted share units granted with respect to Sohu shares and Changyou shares, compensation expense is recognized on an accelerated basis over the requisite service period. For share options granted with respect to Sogou shares, compensation expense is recognized on a straight-line basis over the estimated period during which the service period requirement and performance target will be met. The number of share-based awards for which the service is not expected to be rendered over the requisite period is estimated, and the related compensation expense is not recorded for that number of awards.

Sohu Video share-based awards

On January 4, 2012, Sohu Video, the holding entity of Sohu’s video division, adopted a 2011 Share Incentive Plan (the “Video 2011 Share Incentive Plan”) which provides for the issuance of up to 25,000,000 ordinary shares of Sohu Video (amounting to 10% of the outstanding Sohu Video shares on a fully-diluted basis) to management and key employees of the video division and to Sohu management. As of September 30, 2013, grants of options for the purchase of 15,352,200 of ordinary shares of Sohu Video had been made and were effective under the Video 2011 Share Incentive Plan.

For purposes of ASC 718, no grant date may be established until mutual understanding of the option awards’ key terms and conditions between Sohu Video and the recipients can be reached, and such mutual understanding cannot be reached until the enterprise value of Sohu Video and hence the fair value of the options is determinable and can be accounted for.

Management concluded that as of September 30, 2013 certain significant factors necessary to determine the fair value of Sohu’s video division remained uncertain. On the basis that the broader terms and conditions of the option awards had neither been finalized nor mutually agreed with the recipients, no grant of options occurred for purposes of ASC 718 and hence no share-based compensation expense was recognized for the three months ended September 30, 2013.

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

On May 1, 2013, Changyou entered into an agreement to acquire all of the outstanding ordinary shares of 7Road held by noncontrolling shareholders. The acquisition closed on June 5, 2013.

On June 28, 2013, 7Road’s Board of Directors approved the cancellation of the 7Road 2012 Share Incentive Plan. 7Road concurrently offered to a total of 42 7Road employees holding an aggregate of 2,223,750 restricted share units which had been granted under the 7Road 2012 Share Incentive Plan the right to exchange their restricted share units for, at each employee’s election, in each case subject to the employee’s continued employment by 7Road, either (i) Scheme I: the right to a cash payment of up to an aggregate of $2.90 per restricted share unit exchanged, vesting and payable at the rate of 40%, 30% and 30%, respectively, on the first, second and third anniversaries of July 18, 2012, which is the date when the surrendered restricted share units were granted under the 7Road 2012 Share Incentive Plan, or (ii) Scheme II: the right to receive an annual cash bonus, over a seven-year period commencing July 1, 2013, based on adjusted annual cumulative net income of 7Road. All restricted share units held by these 42 holders under the 7Road 2012 Share Incentive Plan as of June 28, 2013 were included in this exchange program.

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

For Scheme I, the modification resulted in total incremental compensation expense of $5.7 million, which will be recognized in the consolidated statements of comprehensive income ratably over the remaining vesting period of the awards for each tranche. For the three and nine months ended September 30, 2013, compensation expense of $0.4 million and $2.9 million, respectively, was recognized in the consolidated statements of comprehensive income. In the third quarter of 2013, 7Road paid $1.6 million in cash bonuses under Scheme I.

For Scheme II, the incremental compensation expense varies depending on 7Road’s financial performance. In the third quarter of 2013, 7Road granted to an additional 48 7Road employees the right to receive an annual cash bonus under Scheme II with the same terms as described above. For both the three and the nine months ended September 30, 2013, compensation expense of $0.3 million was recognized in the consolidated statements of comprehensive income.

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

Changyou’s Board of Directors determined to cause one of Changyou’s PRC subsidiaries to distribute all of its 2012 earnings and a portion of its 2013 earnings to its overseas parent company, Changyou.com HK Limited (“Changyou HK”). Based on an assessment performed pursuant to requirements specified by PRC tax authorities, Changyou concluded that it was more likely than not that such distribution would be subject to 5% withholding tax. As of September 30, 2013, Changyou had accrued deferred tax liabilities in the amount of $16.8 million for withholding taxes associated with this distribution plan.

Transition from PRC Business Tax to PRC Value Added Tax

Effective September 1, 2012, the Pilot Program for transition from the imposition of Business Tax to the imposition of VAT for revenues from certain industries was expanded from Shanghai to eight other cities and provinces in China, including Beijing and Tianjin. Commencing August 1, 2013 the Pilot Program expanded to all regions in the PRC. Our brand advertising and search revenues are subject to this program.

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

Other Provisions for Taxes

As described above, the Group is subject to various taxes in different jurisdictions, primarily the US and the PRC. Management reviews regularly the adequacy of the provisions for taxes as they relate to the income and transactions of the Group. In reviewing various equity transactions among companies in the Group, management determined that the transactions may result in additional tax obligations under relevant tax rules. As a result of certain equity transactions that took place during the quarter ended September 30, 2013, the Group has recognized directly to equity a provision for tax in the amount of $21.4 million as of September 30, 2013.

Uncertain Tax Positions

In order to assess uncertain tax positions, we apply a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As discussed above, the Sohu Group recognized $21.4 million tax payable as of September 30, 2013 for an uncertain tax position arising from certain equity transactions that may be considered by PRC tax authorities to have resulted in taxable income.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise or settlement of share-based awards using the treasury stock method. The dilutive effect of share-based awards with performance requirements is not considered before the performance targets are actually met. The computation of diluted net income per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e. an increase in earnings per share amounts or a decrease in loss per share amounts) on net income per share. Additionally, for purposes of calculating the numerator of diluted net income per share, the net income attributable to the Sohu Group is adjusted as follows:

(1)	Changyou’s net income attributable to the Sohu Group is determined using the percentage that the weighted average number of Changyou shares held by Sohu represents of the weighted average number of Changyou ordinary shares and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by the percentage held by Sohu of the total economic interest in Changyou, which is used for the calculation of basic net income per share.

(2)	Sogou’s net income /(loss) attributable to the Sohu Group is determined using the percentage that the weighted average number of Sogou shares held by Sohu represents of the weighted average number of Sogou Ordinary Shares, Series A Preferred Shares, Series B Preferred Shares, shares issuable upon the conversion of convertible preferred shares under the if-converted method, and shares issuable upon the exercise or settlement of share-based awards under the treasury stock method, instead of by Sogou’s net income /(loss) allocated to the Sohu Group by virtue of the Terms of Preferred Shares of Sogou, the terms of Sogou’s restructuring in 2010, Sohu’s purchase of Sogou Series A Preferred Shares from Alibaba, and the terms of Class B Ordinary Shares of Sogou, which is used for the calculation of basic net income per share.

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

Our financial instruments include cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, prepaid non-current assets, accounts payable, accrued liabilities, receipts in advance and deferred revenue, short-term bank loans, other short-term liabilities, long-term accounts payable and long-term bank loans, as well as the repurchase options and the repurchase/put option with respect to Sogou Series A Preferred Shares.

Cash Equivalents

Our cash equivalents mainly consist of time deposits placed with banks with an original maturity of three months or less.

Restricted time deposits

Restricted time deposits are valued based on the prevailing interest rates in the market.

Changyou loans from offshore banks, secured by time deposits

As of September 30, 2013 we had, through Changyou, loans from offshore banks. These loans are secured by RMB deposits in onshore branches of those banks. The loans from the offshore branches of the lending banks are classified as short-term bank loans or long-term bank loans based on their repayment period. The rates of interest under the loan agreements with the lending banks were determined based on the prevailing interest rates in the market. The RMB onshore deposits securing the offshore loans are treated as restricted time deposits on our consolidated balance sheets.

Collateral related to Sogou incentive shares trust arrangements

In February 2013, we deposited $9 million in cash into restricted time deposit accounts at a bank as collateral for credit facilities provided by the bank to certain Sogou employees. The facilities were intended to fund the employees’ early exercise of Sogou share options and related PRC individual income tax. We are not subject to any additional potential payments other than the restricted time deposit amounts, and believe that the fair value of our guarantee liability is immaterial.

Short-term Investments

For investments in financial instruments with a variable interest rate indexed to the performance of underlying assets, we elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in the fair value are reflected in the consolidated statements of comprehensive income.

Investments in Debt Securities

We invest our excess cash in certain debt securities of high-quality corporate issuers. We elected the fair value option to account for our investments in debt securities at their initial recognition. Changes in the fair value are reflected in the consolidated statements of comprehensive income as other income /(expense). The fair value election was made to mitigate accounting mismatches and to achieve operational simplicity.

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

Repurchase Options and Repurchase/Put Option for Sogou Series A Preferred Shares

As discussed in “Business Transactions-Sogou Transactions,” in September 2013 Sogou entered into Repurchase Option Agreements with Sohu Search and Photon, and a Repurchase/Put Option Agreement with China Web with respect to Series A Preferred Shares of Sogou held by them. Sogou expects to exercise its rights to purchase its Series A Preferred Shares under each of these agreements when they first become exercisable by Sogou on March 16, 2014.

The repurchase options and the repurchase/put option for Sogou Series A Preferred Shares were initially recognized in the Sohu Group’s consolidated balance sheets at fair value when the agreements were signed. The fair value of the put option will be revaluated quarterly until the option is exercised or expires unexercised. Subsequent changes in the fair values of the equity classified repurchase options will not be recognized until the options are exercised. Management determined the fair values of these options determined using the binominal model, with a discount for lack of marketability, given that the repurchase options and the repurchase/put option were not publicly traded at the time of grant, and made the determination with the assistance of a qualified professional appraiser using management’s estimates and assumptions. We classify the valuation techniques that use these inputs as Level 3 of fair value measurements.

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

For Changyou’s office building purchased in 2010, as of September 30, 2013, all of the $164 million purchase price had been paid and recognized as construction-in-process under fixed assets in our consolidated balance sheets, as the construction of the building had been completed and the technological infrastructure and fitting-out work was still in progress.

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

Mezzanine Equity

Our Mezzanine Equity consists of noncontrolling interest in 7Road and a put option pursuant to which the former noncontrolling shareholders would have had the right to put their ordinary shares in 7Road to Changyou at a pre-determined price if 7Road had achieved specified performance milestones before the expiration of the put option and 7Road did not complete an initial public offering on NASDAQ, the NYSE or the HKEX. The put option was due to expire in 2014. Since the occurrence of the sale was not solely within the control of Changyou, we classify the noncontrolling interest as mezzanine equity instead of permanent equity in our and Changyou’s consolidated financial statements.

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

For the three and nine months ended September 30, 2013, accretion charges of nil and $17.8 million, respectively, compared to $4.5 million and $6.7 million, respectively, for the three and nine months ended September 30, 2012, were recorded in our statements of comprehensive income as net income attributable to the mezzanine-classified noncontrolling interest shareholders of 7Road.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Historical accounting error regarding net income attributable to Sohu.com Inc. and basic and diluted net income per share attributable to Sohu.com Inc.

As discussed above under the heading “Critical Accounting Policies and Management Estimates”, in the third quarter of 2013, management noted an accounting error in the Group’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 regarding net income attributable to Sohu.com Inc. and the calculation of basic and diluted net income per share attributable to Sohu.com Inc. After considering both the quantitative and qualitative aspects, the management concluded that the error was not material to the Group’s relevant historical financial statements taken as a whole so there was no need to restate the Group’s affected historical financial statements, but that relevant corrected financial information and related disclosures would be presented in this report and the Group’s future filings as applicable. Correction of the error in the Group’s consolidated statements of comprehensive income for the nine months ended September 30, 2012 included in this report resulted in a reduction of $14.2 million in the amount reported for net income attributable to Sohu.com Inc. (from $61.8 million to $47.6 million) and a reduction of $0.38 in the amounts reported for both basic net income per share and diluted net income per share attributable to Sohu.com Inc. (from $1.63 to $1.25 for basic net income per share, and from $1.44 to $1.06 for diluted net income per share), as compared to the corresponding amounts reported in the Group’s 3rd Quarter 2012 10-Q. Correction of the error in the Group’s consolidated balance sheets as of December 31, 2012 included in this report resulted in an increase of $14.2 million in additional paid-in capital (from $364.1 million to $378.3 million) and a reduction of $14.2 million in retained earnings (from $784.4 million to $770.2 million), as compared to the corresponding amounts reported in the Group’s Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassification of revenues and costs related to Changyou IVAS

Commencing January 1, 2013, in order to provide a better foundation for understanding Changyou’s performance, both revenues and costs generated from the operation of third-party Web games by the 17173 business were reclassified from the online game business to IVAS in the others business. To conform to current period presentations, the relevant amounts for prior periods have been reclassified accordingly. Such reclassifications amounted to $0.8 million and $3.5 million, respectively, for revenues and $0.3 million and $1.3 million for costs, respectively, for the three and nine months ended September 30, 2012.

Revenues

The following table presents our revenues by revenue source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012		2013 vs 2012	2013		2012		2013 vs 2012
Revenues
Online advertising:
Brand advertising	$124,780	34%	$77,874	27%	$46,906	$305,208	30%	$208,154	27%	$97,054
Search and others	52,305	14%	35,284	12%	17,021	134,528	13%	85,684	11%	48,844

Subtotal of online advertising revenues	177,085	48%	113,158	39%	63,927	439,736	43%	293,838	38%	145,898

Online game	161,494	44%	150,263	53%	11,231	497,210	49%	412,187	54%	85,023
Mobile	14,524	4%	14,312	5%	212	43,610	4%	43,261	6%	349
Others	15,220	4%	7,645	3%	7,575	34,267	4%	18,423	2%	15,844

Total revenues	$368,323	100%	$285,378	100%	$82,945	$1,014,823	100%	$767,709	100%	$247,114

Total revenues were $368.3 million and $1,014.8 million, respectively, for the three and nine months ended September 30, 2013, compared to $285.4 million and $767.7 million, respectively, for the corresponding periods in 2012. The increase in total revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $82.9 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $247.1 million. The increases were mainly attributable to increases in online advertising revenues and online game revenues.

Online Advertising Revenues

Online advertising revenues were $177.1 million and $439.7 million, respectively, for the three and nine months ended September 30, 2013, compared to $113.2 million and $293.8 million, respectively, for the corresponding periods in 2012. The increase in online advertising revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $63.9 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $145.9 million. The increases were mainly attributable to increases in brand advertising revenues and search and others revenues.

Brand Advertising Revenues

Brand advertising revenues were $124.8 million and $305.2 million, respectively, for the three and nine months ended September 30, 2013, compared to $77.9 million and $208.2 million, respectively, for the corresponding periods in 2012. The increase in brand advertising revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $46.9 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $97.1 million. The increases were mainly attributable to increases in revenues from the online video business and the real estate business.

We expect brand advertising revenues to be flat in the fourth quarter of 2013, compared to the third quarter of 2013.

Search and Others Revenues

Search and others revenues were $52.3 million and $134.5 million, respectively, for the three and nine months ended September 30, 2013, compared to $35.3 million and $85.7 million, respectively, for the corresponding periods in 2012. The increase in search and others revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $17.0 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $48.8 million. The increases were mainly contributed by pay-for-click services, as well as online marketing services on the Sogou Web Directory, both as a result of improved monetization of traffic.

We expect search and others revenues to increase in the fourth quarter of 2013, compared to the third quarter of 2013.

Online Game Revenues

Online game revenues were $161.5 million and $497.2 million, respectively, for the three and nine months ended September 30, 2013, compared to $150.3 million and $412.2 million, respectively, for the corresponding periods in 2012. The increase in online game revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $11.2 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $85.0 million. The increases were mainly due to the growth in revenue of Wartune, TLBB, and the new MMOG Dou Po Cang Qiong.

We expect online game revenues to increase in the fourth quarter of 2013, compared to the third quarter of 2013.

Mobile Revenues

Mobile revenues were $14.5 million and $43.6 million, respectively, for the three and nine months ended September 30, 2013, compared to $14.3 million and $43.3 million, respectively, for the corresponding periods in 2012. The increase in mobile revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $0.2 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $0.3 million.

We expect mobile revenues to be decrease in the fourth quarter of 2013, compared to the third quarter of 2013.

Others Revenues

Revenues for other services were $15.2 million and $34.3 million, respectively, for the three and nine months ended September 30, 2013, compared to $7.6 million and $18.4 million, respectively, for the corresponding periods in 2012. The increase in others revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $7.6 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $15.8 million. The increases were mainly due to increased revenues from IVAS and the cinema advertisement business.

Costs and Expenses

Cost of Revenues

The following table presents our cost of revenues by source and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012		2013 vs 2012	2013		2012		2013 vs 2012
Cost of revenues:
Online advertising:
Brand advertising	$63,780	51%	$37,476	39%	$26,304	$160,214	47%	$125,331	45%	$34,883
Search and others	26,785	21%	19,736	20%	7,049	72,075	21%	49,056	18%	23,019

Subtotal of cost of online advertising revenues	90,565	72%	57,212	59%	33,353	232,289	68%	174,387	63%	57,902

Online game	21,750	17%	20,753	21%	997	67,381	20%	54,475	20%	12,906
Mobile	8,108	7%	9,474	10%	(1,366)	26,342	8%	28,535	10%	(2,193)
Others	5,067	4%	9,310	10%	(4,243)	16,652	4%	18,718	7%	(2,066)

Total cost of revenues	$125,490	100%	$96,749	100%	$28,741	$342,664	100%	$276,115	100%	$66,549

Total cost of revenues was $125.5 million and $342.7 million, respectively, for the three and nine months ended September 30, 2013, compared to $96.7 million and $276.1 million, respectively, for the corresponding periods in 2012. The increase in cost of revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $28.7 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $66.5 million. The increases were mainly attributable to increases in cost of online advertising revenues and cost of online game revenues.

Cost of Online Advertising Revenues

Cost of online advertising revenues was $90.6 million and $232.3 million, respectively, for the three and nine months ended September 30, 2013, compared to $57.2 million and $174.4 million, respectively, for the corresponding periods in 2012. The increase in cost of online advertising revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $33.4 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $57.9 million. The increases were mainly attributable to increases in cost of brand advertising revenues.

Cost of Brand Advertising Revenues

Cost of brand advertising revenues mainly consists of content and license costs, bandwidth leasing costs, salary and benefits expenses, and depreciation expenses.

Cost of brand advertising revenues was $63.8 million and $160.2 million, respectively, for the three and nine months ended September 30, 2013, compared to $37.5 million and $125.3 million, respectively, for the corresponding periods in 2012.

The increase in cost of brand advertising revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $26.3 million. The increase mainly consisted of a $12.3 million increase in amortization of content and license costs, an $8.1 million increase in bandwidth leasing costs, a $3.3 million increase in salary and benefits expenses, and a $1.1 million increase in depreciation expenses.

The increase in cost of brand advertising revenues from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $34.9 million. The increase mainly consisted of a $21.2 million increase in amortization of content and license costs, an $11.1 million increase in salary and benefits expenses, an $11.0 million increase in bandwidth leasing costs, and a $3.1 million increase in depreciation expenses, offset by a $15.3 million impairment of purchased video content in the second quarter of 2012.

Our brand advertising gross margin was 49% and 48%, respectively, for the three and nine months ended September 30, 2013, as compared to 52% and 40%, respectively, for the corresponding periods in 2012. The decrease in our brand advertising gross margin from 52% to 49% for the three months ended September 30, 2013 was mainly due to increase in content and bandwidth costs. The increase from 40% to 48% for the nine months ended September 30, 2013 was mainly due to a $15.3 million impairment of purchased video content that we recognized in the second quarter of 2012, and relatively slower growth in the rate of brand advertising costs compared with the growth in revenues.

Cost of Search and Others Revenues

Cost of search and others revenues mainly consists of traffic acquisition costs, bandwidth leasing costs, depreciation expenses, as well as salary and benefits expenses.

Cost of search and others revenues was $26.8 million and $72.1 million, respectively, for the three and nine months ended September 30, 2013, compared to $19.7 million and $49.1 million, respectively, for the corresponding periods in 2012.

The increase in cost of search and others revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $7.0 million. The increase mainly consisted of a $2.8 million increase in traffic acquisition costs, a $2.4 million increase in bandwidth leasing costs, and a 1.3 million increase in depreciation expenses.

The increase in cost of search and others revenues from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $23.0 million. The increase mainly consisted of a $13.1 million increase in traffic acquisition costs, a $5.0 million increase in bandwidth leasing costs, and a $3.8 million increase in depreciation expenses.

Our search and others gross margin was 49% and 46%, respectively, for the three and nine months ended September 30, 2013, as compared to 44% and 43%, respectively, for the corresponding periods in 2012. The increase in our search and others gross margin was mainly due to higher revenues from the improved monetization of traffic, as well as traffic acquisition costs constituting a lower percentage of search and others revenues.

Cost of Online Game Revenues

Cost of online game revenues mainly consists of salary and benefits expenses, depreciation and amortization expenses, bandwidth leasing costs, Business Tax and VAT arising from transactions between Changyou’s subsidiaries and its VIEs, and revenue-based royalty payments to game developers.

Cost of online game revenues was $21.8 million and $67.4 million, respectively, for the three and nine months ended September 30, 2013, compared to $20.8 million and $54.5 million, respectively, for the corresponding periods in 2012.

The increase in cost of online game revenues from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $1.0 million. The increase mainly consisted of a $1.0 million increase in Business Tax and 7Road VAT, a $0.8 million increase in revenue-based royalty payments to game developers, and a $0.5 million increase in salary and benefits expenses, offset by a $1.1 million decrease in bandwidth leasing costs.

The increase in cost of online game revenues from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $12.9 million. The increase mainly consisted of a $6.0 million increase in salary and benefits expenses, a $3.7 million increase in Business Tax and 7Road VAT, and a $1.5 million increase in bandwidth leasing costs.

Our online game gross margin was 87% and 86%, respectively, for the three and nine months ended September 30, 2013, as compared to 86% and 87%, respectively, for the corresponding periods in 2012.

Cost of Mobile Revenues

Cost of mobile revenues mainly consists of revenue-sharing payments (which include payments to third party mobile service alliances and content providers), collection charges and transmission fees paid to China mobile network operators, bandwidth leasing costs and depreciation expenses.

Cost of mobile revenues was $8.1 million and $26.3 million, respectively, for the three and nine months ended September 30, 2013, compared to $9.5 million and $28.5 million, respectively, for the corresponding periods in 2012. The decrease in cost of mobile revenues from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 was $1.4 million and $2.2 million, respectively. The decreases were mainly due to decreased revenue-sharing payments.

The collection charges and transmission fees varied between China mobile network operators. The collection charges and transmission fees mainly include (i) a gateway fee of $0.008 to $0.032 per message in both the third quarter of 2013 and 2012, depending on the volume of the monthly total mobile messages, and (ii) a collection fee of 15% to 87% of total fees collected by China mobile network operators from mobile phone users (with the residual paid to us) in both the third quarter of 2013 and 2012.

Our mobile gross margin was 44% and 40%, respectively, for the three and nine months ended September 30, 2013, as compared to 34% for both the three and the nine months ended September 30, 2012. The increases in our mobile gross margin were mainly due to decreased collection charges and revenue-sharing payments.

Cost of Revenues for Other Services

Cost of revenues for other services mainly consists of payments to theatres and film production companies for pre-film screening advertisement slots, revenue-sharing payments related to IVAS business, and amortization of sub-licensing cost.

Cost of revenues for other services was $5.1 million and $16.7 million, respectively, for the three and nine months ended September 30, 2013, compared to $9.3 million and $18.7 million, respectively, for the corresponding periods in 2012. The decrease in cost of revenues for other services from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 was $4.2 million and $2.1 million, respectively. The decreases were mainly due to decreased payments for the cinema advertisement business.

Operating Expenses

The following table presents our operating expenses by nature and by proportion for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012		2013 vs 2012	2013		2012		2013 vs 2012
Operating expenses:
Product development	$70,551	37%	$46,994	38%	$23,557	$185,731	38%	$128,927	39%	$56,804
Sales and marketing	90,728	48%	58,250	47%	32,478	221,129	46%	145,903	43%	75,226
General and administrative	29,365	15%	19,666	15%	9,699	77,726	16%	54,968	17%	22,758
Impairment of intangible assets via acquisition of businesses	0	0%	0	0%	0	0	0%	2,906	1%	(2,906)

Total operating expenses	$190,644	100%	$124,910	100%	$65,734	$484,586	100%	$332,704	100%	$151,882

Total operating expenses were $190.6 million and $484.6 million, respectively, for the three and nine months ended September 30, 2013, compared to $124.9 million and $332.7 million, respectively, for the corresponding periods in 2012. The increase in operating expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $65.7 million, and the increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $151.9 million. The increases were mainly due to increases in sales and marketing expenses and product development expenses.

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

Product development expenses were $70.6 million and $185.7 million, respectively, for the three and nine months ended September 30, 2013, compared to $47.0 million and $128.9 million, respectively, for the corresponding periods in 2012.

The increase in product development expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $23.6 million. The increase mainly consisted of a $16.7 million increase in salary and benefits expenses, which was mainly attributable to an increase in the number of employees and increased average compensation, and a $1.9 million increase in office expenses.

The increase in product development expenses from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $56.8 million. The increase mainly consisted of a $47.5 million increase in salary and benefits expenses, which was mainly attributable to an increase in the number of employees and increased average compensation, a $3.0 million increase in office expenses, and a $2.0 million increase in professional fees, offset by a $2.3 million decrease in share-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, travel expenses, and facility expenses.

Sales and marketing expenses were $90.7 million and $221.1 million, respectively, for the three and nine months ended September 30, 2013, compared to $58.3 million and $145.9 million, respectively, for the corresponding periods in 2012.

The increase in sales and marketing expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $32.5 million. The increase mainly consisted of a $19.6 million increase in advertising and promotional expenditures, particularly for promotion activities relating to our mobile products in our brand advertising and online games businesses, a $9.6 million increase in salary and benefits expenses, which was mainly attributable to an increase in the number of employees and increased average compensation, and a $1.8 million increase in travel expenses.

The increase in sales and marketing expenses from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $75.2 million. The increase mainly consisted of a $40.3 million increase in advertising and promotional expenditures, a $27.8 million increase in salary and benefits expenses, which was mainly attributable to an increase in the number of employees and increased average compensation, and a $5.2 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, travel expenses, and facility expenses.

General and administrative expenses were $29.4 million and $77.7 million, respectively, for the three and nine months ended September 30, 2013, compared to $19.7 million and $55.0 million, respectively, for the corresponding periods in 2012.

The increase in general and administrative expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $9.7 million. The increase mainly consisted of a $5.7 million increase in salary and benefits expenses, which was mainly attributable to an increased number of employees and increased average compensation, a $2.1 million increase in professional service fees, and a $0.7 million increase in travel expenses.

The increase in general and administrative expenses from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $22.8 million. The increase mainly consisted of a $14.4 million increase in salary and benefits expenses, which was mainly attributable to an increased number of employees and increased average compensation, an $8.3 million increase in professional service fees, and a $3.0 million increase in travel expenses, offset by a $3.7 million decrease in bad debt expense, and a $1.3 million decrease in share-based compensation expense.

Share-based Compensation Expense

Sohu, Changyou, Sogou, Sohu Video and 7Road all have incentive plans for the granting of share-based awards, including common stock /ordinary shares, share options, restricted shares and restricted share units, to their employees and directors.

Share-based compensation expense was recognized in costs and/or expenses for the three and nine months ended September 30, 2013 and September 30, 2012, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2013	2012	2013	2012
Cost of revenues	$128	$232	$296	$426
Product development expenses	912	1,316	1,670	4,019
Sales and marketing expenses	359	582	732	1,613
General and administrative expenses	1,799	1,713	2,825	4,144

	$3,198	$3,843	$5,523	$10,202

Share-based compensation expense recognized for share awards of Sohu, Changyou and Sogou, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation expense	2013	2012	2013	2012
For Sohu share-based awards	$730	$1,440	$2,313	$4,621
For Changyou share-based awards	312	750	884	2,769
For Sogou share-based awards	2,156	1,653	2,326	2,812

	$3,198	$3,843	$5,523	$10,202

For Sohu share options, as of September 30, 2013 there was no unrecognized compensation expense because the requisite service periods for the remaining share options had ended by the end of 2009. For Sohu restricted share units, as of September 30, 2013 there was $0.9 million of unrecognized compensation expense.

For Changyou share-based awards, as of September 30, 2013, there was $1.0 million of unrecognized compensation expense.

For Sogou share-based awards, as of September 30, 2013, there was $2.3 million of unrecognized compensation expense.

There was no share-based compensation expense recognized for the share-based awards of Sohu Video and 7Road for any of the periods presented in the above table.

Operating Profit

As a result of the foregoing, our operating profit was $52.2 million and $187.6 million, respectively, for the three and nine months ended September 30, 2013, compared to $63.7 million and $158.9 million, respectively, for the corresponding periods in 2012.

Other Income /(expense)

Other income was $1.5 million and $5.6 million, respectively, for the three and nine months ended September 30, 2013, compared to other income of negative $0.1 million and $3.3 million, respectively, for the corresponding periods in 2012.

Interest Income

Interest income was $7.6 million and $19.8 million, respectively, for the three and nine months ended September 30, 2013, compared to $6.0 million and $19.7 million, respectively, for the corresponding periods in 2012.

Income Tax Expense

Income tax expense was $18.9 million and $55.2 million, respectively, for the three and nine months ended September 30, 2013, compared to $18.7 million and $55.9 million, respectively, for the corresponding periods in 2012.

Net Income

For the three and nine months ended September 30, 2013, we had net income of $41.1 million and $152.5 million, respectively, compared to $51.5 million and $126.1 million, respectively, for the corresponding periods of 2012.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $22.9 million and $70.4 million, respectively, for the three and nine months ended September 30, 2013, compared to $21.1 million and $57.6 million, respectively, for the corresponding periods in 2012.

The increase in net income attributable to noncontrolling interest from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $1.8 million, of which $1.1 million and $0.2 million were contributed by Sogou and Changyou, respectively. The increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was $12.8 million, of which $8.1 million and $4.7 million were contributed by Changyou and Sogou, respectively.

We expect the noncontrolling interest recognized for Changyou to decrease in the fourth quarter of 2013, compared to the third quarter of 2013.

Net Income Attributable to Sohu.com Inc.

Sohu’s purchase of 24.0 million Sogou Series A Preferred Shares from Alibaba on June 29, 2012 gave rise to a deemed dividend in the amount of $14.2 million, which was the difference between the purchase price Sohu paid to Alibaba and the carrying amount of Alibaba’s net investment balance in the Group’s consolidated financial statements. This deemed dividend has been subtracted from the Net income attributable to Sohu.com Inc. for the nine months ended September 30, 2012.

The portion of the special dividend paid by Sogou on September 17, 2013 to holders of Series A Preferred Shares of Sogou other than Sohu, in the amount of $139.7 million, is a payment to noncontrolling preferred shareholders, of which Sohu, as a holder of ordinary shares of Sogou, is deemed to have contributed $82.4 million. This $82.4 million has also been subtracted from the Net income attributable to Sohu.com Inc. for the three months and nine months ended September 30, 2013 to arrive at net income available to ordinary shareholders in the calculation of net income per share attributable to Sohu.com Inc.

As a result of the foregoing, we had a net loss attributable to Sohu of $64.2 million and $18.1 million, respectively, for the three and nine months ended September 30, 2013, compared to net income attributable to Sohu of $25.9 million and $47.6 million, respectively, for the corresponding periods in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Resources Analysis

Our principal sources of liquidity are cash and cash equivalents, short-term investments, investments in debt securities, as well as the cash flows generated from our operations. Cash equivalents primarily comprise time deposits. As of September 30, 2013, we had cash and cash equivalents, short-term investments and investments in debt securities of approximately $1,347 million. In addition, as of September 30, 2013, we had $375 million cash in the form of restricted time deposits, of which $366 million consisted of RMB deposits in onshore banks related to loans to Changyou from offshore banks in the principal amount of $354 million.

In September 2013, Sogou received an investment from Tencent of $448 million and paid a special dividend to holders of its Series A Preferred Shares in the amount of $301 million, of which $139.7 million was paid to shareholders other than Sohu.

As of September 30, 2013, Sohu Group had commitments for bandwidth purchases in the amount of $44 million, commitments for operating leases in the amount of $28 million, commitments for video content purchases in the amount of $22 million and commitments for other content and service purchases in the amount of $16 million.

On July 27, 2013, Changyou’s Board of Directors authorized a share repurchase program of up to $100 million of the outstanding American depositary shares (“ADSs”) of Changyou over a two-year period from July 27, 2013 to July 26, 2015. As of September 30, 2013, Changyou had repurchased 305,800 of its ADSs, representing 611,600 ordinary shares, under the share repurchase program at an aggregate cost of approximately $9.1 million.

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

Our cash flows were summarized below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$275,386	$279,781
Net cash used in investing activities	(309,015)	(346,743)
Net cash provided by financing activities	426,107	110,433
Effect of exchange rate change on cash and cash equivalents	14,829	(2,609)

Net increase in cash and cash equivalents	407,307	40,862
Cash and cash equivalents at beginning of period	833,535	732,607

Cash and cash equivalents at end of period	$1,240,842	$773,469

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2013, $275.4 million net cash provided by operating activities was primarily attributable to our net income of $152.5 million, adjusted by non-cash items of depreciation and amortization of $91.4 million, share-based compensation expense of $5.5 million, impairment of other intangible assets of $1.5 million, and an increase in cash from working capital items of $30.5 million, offset by investment income from investments in debt securities of $4.1 million and miscellaneous expenses of $1.9 million.

For the nine months ended September 30, 2012, $279.8 million net cash provided by operating activities was primarily attributable to our net income of $126.1 million, adjusted by non-cash items of depreciation and amortization of $76.7 million, impairment of purchased video content of $15.1 million, share-based compensation expense of $10.2 million, impairment of intangible assets of $7.5 million, other miscellaneous non-cash expenses of $3.6 million, and an increase in cash from working capital items of $48.2 million, offset by investment income from investments in debt securities of $4.1 million and excess tax benefits of $3.5 million. In accordance with U.S. GAAP, the above excess tax benefits were presented as a reduction in cash flows from operating activities and a cash inflow from financing activities. Realizing these benefits reduces the amount of taxes payable and does not otherwise affect cash flows.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2013, $309.0 million net cash used in investing activities was primarily attributable to $145.9 million used to acquire fixed assets and intangible assets (including a $3.2 million payment for the office building acquired by Sohu and a $35.0 million payment for the office building acquired by Changyou), $112.7 million in restricted time deposits used as collateral for Changyou loans from offshore banks, $76.0 million used in the purchase of the noncontrolling interest in 7Road, $9.0 million in restricted time deposits used as collateral for credit facilities provided by banks to certain Sogou employees and $2.4 million used for investments related to other investing activities, offset by received short-term investments of $32.9 million and investment income from investments in debt securities of $4.1 million.

For the nine months ended September 30, 2012, $346.7 million net cash used in investing activities was primarily attributable to $225.8 million restricted time deposits used as collateral for loans from offshore banks, $94.9 million used in acquiring fixed assets and intangible assets, $20.3 million used in short-term investments, $4.1 million used in investment income from investments in debt securities, and $1.6 million used in business acquisition and other investment activities.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2013, $426.1 million net cash provided by financing activities was primarily attributable to $475.5 million cash received from Tencent in connection with the “Sogou-Tencent Transactions,” $111.5 million of Changyou loans from offshore banks, $5.3 million in proceeds received from early exercise of share-based awards in Sogou, $1.8 million from the exercise of share-based awards in Sogou, and $1.0 million from the issuance of common stock upon the exercise of share options granted under our stock incentive plan, offset by $139.7 million used for the Sogou dividend distributed to holders of Sogou Series A Preferred Shares other than Sohu Search, $19.7 million used for contingent consideration paid by Changyou to 7Road’s noncontrolling shareholders, $9.1 million used for the repurchase of ADSs of Changyou and $0.5 million used for other cash payments related to financing activities.

For the nine months ended September 30, 2012, $110.4 million net cash provided by financing activities was primarily attributable to $222.4 million of loans from offshore banks, $3.5 million excess tax benefits, and $1.3 million from the exercise of share-based awards in a subsidiary, offset by $64.6 million used for the portion of the Changyou dividend distributed to noncontrolling interest shareholders, $25.8 million used for the purchase of Sogou Series A Preferred Shares from Alibaba, $13.8 million used for the payment of contingent consideration, and $12.6 million used for the repurchase of our common stock.

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

The PRC CIT Law generally imposes a 10% withholding tax on dividends distributed by WFOEs to their immediate holding companies outside mainland China, provided that a lower rate may apply under tax treaties between mainland China and other jurisdictions. For example, withholding tax for dividends to a holding company in Hong Kong may, under certain circumstances, be 5% rather than 10%. As of September 30, 2013, we had accrued deferred tax liabilities in the amount of $16.8 million for withholding taxes associated with dividends paid by Changyou’s mainland China-based WFOEs to Changyou’s Hong Kong subsidiary.

Under regulations of the PRC State Administration of Foreign Exchange (“SAFE”), the RMB is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments and investments outside of mainland China, unless prior approval of the SAFE is obtained and prior registration with the SAFE is made.

PRC restrictions related to our VIE structure

While generally our VIEs generate revenues and cash, almost all of our VIEs, with the exception of those related to Changyou’s online game business, incur deficits as a result of significant costs involved in their operations, and had negative operating cash flow for the three and nine months ended September 30, 2013.

Substantially all of Changyou’s operations are conducted through its VIEs, which generate most of Changyou’s online game revenues. Although Changyou’s subsidiaries received a majority of the VIEs’ profits pursuant to contractual agreements between the VIEs and Changyou’s PRC subsidiaries providing for payments to the subsidiaries in return for services provided to the VIEs by the PRC subsidiaries, significant cash balances remained in Changyou’s VIEs as of September 30, 2013. As Changyou’s VIEs are not owned by Changyou’s PRC subsidiaries, the VIEs are not able to make dividend payments to the subsidiaries. Therefore, in order for Sohu.com Inc. or our subsidiaries outside of mainland China to receive any dividends, loans or advances from Changyou’s PRC subsidiaries, we will need to rely on these contractual payments made by Changyou’s VIEs to Changyou’s PRC subsidiaries. Depending on the nature of services provided by Changyou’s PRC subsidiaries to their corresponding VIEs, certain of these payments will subject to PRC taxes, including Business Tax and VAT, which will effectively reduce the amount that the PRC subsidiary receives from its corresponding VIE. In addition, the PRC government could impose restrictions on such payments or change the tax rates applicable to such payments.

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

In accordance with U.S. GAAP, we do not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of our non-U.S. subsidiaries or consolidated VIEs because, for the foreseeable future, we do not have the intention to repatriate those undistributed earnings or losses to the U.S. However, certain activities conducted in the PRC may give rise to U.S. corporate income tax, even if there are no distributions to Sohu.com Inc. U.S. corporate income taxes would be imposed on Sohu.com Inc. when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code (“Subpart F”). Passive income, such as rents, royalties, interest and dividends, is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of 34% or 35%. Subpart F income also includes certain income from intercompany transactions between Sohu.com Inc.’s non-U.S. subsidiaries and VIEs and Changyou’s non-U.S. subsidiaries and VIEs, or where Sohu.com Inc.‘s non-U.S. subsidiaries or VIEs make an “investment in U.S. property,” such as holding the stock in, or making a loan to, a U.S. corporation. Under a temporary provision of the U.S. tax code commonly referred to as the CFC look-through rule, Sohu.com Inc. has not had to treat dividends received by its CFC subsidiaries as Subpart F income includible in Sohu.com Inc.’s taxable income in the U.S. The CFC look-through rule, which is currently scheduled to expire for taxable years beginning after December 31, 2013, has been extended several times by the U.S. Congress. Unless further extended, the CFC look-through rule will be available for Sohu.com Inc.’s CFC subsidiaries and their VIEs only through their taxable years ending November 30, 2014.

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

In September 2013, Sogou distributed a special dividend to holders of its Series A Preferred Shares in the amount of $301 million, of which Sohu received $161 million, Photon received $43 million, and China Web received $97 million. The Sohu Group does not expect to pay any of such dividend to its shareholders in the foreseeable future.

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

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. As a result of the announcement, the RMB has appreciated significantly. In early November 2013, the center point of the currency’s official trading band hit 6.1452, representing appreciation of more than 11.1% since June 19, 2010. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of currencies.

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

The following table sets forth a summary of our foreign currency sensitive financial instruments as of September 30, 2013, which consisted of cash and cash equivalents, restricted time deposits, short-term investments, investments in debt securities, accounts receivable, prepaid and other current assets, current liabilities, long-term accounts payable and long-term bank loans. These financial instruments are recorded at their fair value.

	Denominated in (in thousands)
	US$	RMB	HK$	Others	Total
Cash and cash equivalents	565,952	670,613	3,329	948	1,240,842
Restricted time deposits	9,240	365,747	0	0	374,987
Short-term investments	0	24,369	0	0	24,369
Investments in debt securities	0	81,327	0	0	81,327
Accounts Receivable	1,435	151,480	33	336	153,284
Prepaid and other current assets	1,092	93,684	40	685	95,501
Current liabilities	301,673	678,340	1	5,311	985,325
Long-term accounts payable	0	7,333	0	0	7,333
Long-term bank loans	0	0	0	0	0

INTEREST RATE RISK

The basic objectives of our investment program are to protect the invested funds from excessive risk and to provide for liquidity that is sufficient to meet operating and investment cash requirements. Under the investment policy, our excess cash is invested in high-quality securities which are limited as to length of time to maturity and the amount of credit exposure.

Our exposure to interest rate risk primarily relates to the interest income generated from excess cash invested in demand deposits and debt securities, and interest expense generated from loans to Changyou from offshore banks. We have not used derivative financial instruments in our investment portfolio in order to reduce this risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

INFLATION RATE RISK

According to the National Bureau of Statistics of China, the consumer price index grew 3.1% in the first nine months of 2013. While this rate of inflation represents a decline compared to the rate for the previous quarter, there may be further increased inflation in the future, which could have a material adverse effect on our business.

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

During the nine months ended September 30, 2013, Sohu did not use any proceeds from the offering. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2013

SOHU.COM INC.

By:	/s/ Carol Yu
Carol Yu
Co-President and Chief Financial Officer

Sohu.com Inc.

Quarterly Report on Form 10-Q for Quarter Ended September 30, 2013

EXHIBITS INDEX

10.1	Subscription Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon and THL A21 Limited.

10.2	Shareholders’ Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, THL A21 Limited, Sogou Management and Management Trusts.

10.3	5th Restated Memorandum and 2nd Restated Articles of Association of Sogou Inc. adopted on September 16, 2013.

10.4	Voting Agreement dated September 16, 2013 among Sogou Inc, Sohu Search, Photon, Sogou Management and Management Trusts.

10.5	Termination Agreement dated September 16, 2013 among Sogou Inc, China Web, Photon and Sohu Search regarding Amended and Restated Investors’ Rights Agreement Amended and Restated Right of First Refusal and Co-Sale Agreement both dated June 29, 2013.

10.6	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Sohu Search.

10.7	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and China Web.

10.8	Repurchase Option Agreement dated September 16, 2013 between Sogou Inc and Photon.

10.9	Equity Transfer Contract dated September 16, 2013 between Tencent Computer System Company Limited and Sogou Information.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles Zhang

31.2	Rule 13a-14(a)/15d-14(a) Certification of Carol Yu

32.1	Section 1350 Certification of Charles Zhang

32.2	Section 1350 Certification of Carol Yu

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements, tagged using four different levels of detail.